Form 10-Q
period 1996-06-30
STATION CASINOS INC
filed 1996-08-12
CIK 898660

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                                 FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                    OR
[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM______TO _____

Commission file number 000-21640
                       ---------
                          STATION CASINOS, INC.
                          ---------------------
        (Exact name of registrant as specified in its charter)

                 Nevada                                        88-0136443
                 ------                                        ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                 2411 West Sahara Avenue, Las Vegas, Nevada
                 ------------------------------------------
                  (Address of principal executive offices)

                                  89102
                                  -----
                               (Zip Code)

                             (702) 367-2411
                             --------------
           Registrant's telephone number, including area code

                                   N/A
                                   ---
                   (Former name, former address and former fiscal
                        year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X    No
    --------    ---------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at July 31,1996
- ----------------------------                   ---------------------------
Common stock, $.01 par value                            35,318,057

                            STATION CASINOS, INC.
                                   INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
             Condensed Consolidated Balance Sheets (unaudited)-               3
             June 30, 1996 and March 31, 1996

             Condensed Consolidated Statements of Operations (unaudited)-     4
             Three months ended June 30, 1996 and 1995

             Condensed Consolidated Statements of Cash Flows (unaudited)-     5
             Three months ended June 30, 1996 and 1995

             Notes to Condensed Consolidated Financial Statements (unaudited) 6

Item  2.   Management's Discussion and Analysis of Financial Condition and    7
           Results of Operations


PART II.   OTHER INFORMATION

Item  1.   Legal Proceedings                                                 17

Item  2.   Changes in Securities                                             18

Item  3.   Defaults Upon Senior Securities                                   18

Item  4.   Submission of Matters to a Vote of Security Holders               18

Item  5.   Other Information                                                 18

Item  6.   Exhibits and Reports on Form 8-K                                  18


Signature                                                                    19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                            STATION CASINOS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, excepts share data)
                                    (unaudited)

                                                        June 30,    March 31,
                                                          1996        1996
                                                       ---------   ----------
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........................   $ 59,762    $114,868
  Accounts and notes receivable, net................      6,464       5,151
  Inventories.......................................      2,366       2,299
  Prepaid expenses and other........................     14,211      11,121
                                                       --------    --------
     TOTAL CURRENT ASSETS...........................     82,803     133,439

Property and equipment, net.........................    701,470     616,211
Land held for development...........................     26,415      28,934
Other assets, net...................................     55,307      48,730
                                                       --------    --------
     TOTAL ASSETS...................................   $865,995    $827,314
                                                       ========    ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.................   $ 23,062    $ 23,256
  Accounts payable..................................     10,706      11,091
  Accrued payroll and related.......................     11,148      11,519
  Construction contracts payable....................     49,480      27,879
  Accrued interest payable..........................      7,465       6,875
  Accrued expenses and other current liabilities....     16,816      16,706
                                                       --------    --------
     TOTAL CURRENT LIABILITIES......................    118,677      97,326

Long-term debt, less current portion................    434,543     441,742
Deferred income taxes, net..........................     13,183       9,776
                                                        -------     -------
     TOTAL LIABILITIES..............................    566,403     548,844
                                                        -------     -------
COMMITMENTS AND CONTINGENCIES (NOTE 2)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01; authorized
    5,000,000 shares; 2,070,000 and 1,800,000
    convertible preferred shares issued and
    outstanding.....................................    103,500      90,000
  Common stock, par value $.01; authorized 90,000,000
    shares; 35,318,057 and 35,303,346 shares issued
    and outstanding.................................        353         353
  Additional paid-in capital........................    167,451     167,623
  Deferred compensation - restricted stock..........     (1,665)     (1,811)
  Retained earnings.................................     29,953      22,305
                                                       --------    --------
    TOTAL STOCKHOLDERS' EQUITY......................    299,592     278,470
                                                       --------    --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....    $865,995    $827,314
                                                       ========    ========

The accompanying notes are in integral part of these condensed consolidated financial statements.

                            STATION CASINOS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands, except per share data)
                                (unaudited)

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                            1996      1995
                                                         --------   --------
OPERATING REVENUES:
   Casino............................................    $ 104,660  $ 71,584
   Food and beverage.................................       21,166    13,305
   Room..............................................        6,444     5,182
   Other.............................................       11,301     9,236
                                                         ---------  --------
      Gross revenues.................................      143,571    99,307
   Less promotional allowances.......................       (8,131)   (5,171)
                                                         ---------  --------
      Net revenues...................................      135,440    94,136
                                                         ---------  --------
OPERATING COSTS AND EXPENSES:
   Casino............................................       45,314    29,987
   Food and beverage.................................       16,085    10,329
   Room..............................................        2,558     2,035
   Other.............................................        5,795     6,457
   Selling, general and administrative...............       28,522    20,310
   Corporate expenses................................        4,213     3,524
   Development expenses..............................          317       982
   Depreciation and amortization.....................        9,823     7,478
                                                         ---------  --------
                                                           112,627    81,102
                                                         ---------  --------
OPERATING INCOME.....................................       22,813    13,034
                                                         ---------  --------
OTHER INCOME (EXPENSE):
   Interest expense, net.............................       (8,293)   (7,436)
   Other.............................................           61       (68)
                                                         ---------  ---------
                                                            (8,232)   (7,504)
                                                         ---------- ---------

INCOME BEFORE INCOME TAXES...........................       14,581     5,530
Income tax provision.................................       (5,122)   (2,019)
                                                          --------- ---------
NET INCOME...........................................        9,459     3,511
PREFERRED STOCK DIVIDENDS............................       (1,811)      -
                                                          --------- ---------
NET INCOME APPLICABLE TO COMMON STOCK................     $  7,648  $  3,511
                                                          ========= =========

EARNINGS PER COMMON SHARE............................     $   0.22  $   0.12
                                                          ========= =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...........       35,308    30,132
                                                          ========= =========

The accompanying notes are in integral part of these condensed consolidated financial statements.

                               STATION CASINOS,INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                 (unaudited)

                                                                            THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                             1996        1995
                                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................. $   9,459   $    3,511
                                                                            ----------  -----------
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization ..........................................     9,823        7,478
   Increase in deferred income taxes.......................................     3,498          320
   Changes in assets and liabilities:
    (Increase) decrease in accounts and notes receivable, net..............    (1,313)       2,768
    Increase in inventories and prepaid expenses and other.................    (3,248)      (2,110)
    Decrease in accounts payable...........................................      (385)      (3,234)
    Increase (decrease) in accrued expenses and other current liabilities..        68       (2,191)
   Other, net..............................................................     2,016          476
                                                                            ----------   ----------
             Total adjustments.............................................    10,459        3,507
                                                                            ----------   ----------
          Net cash provided by operating activities........................    19,918        7,018
                                                                            ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures....................................................  (102,696)     (16,853)
   Increase in construction contracts payable..............................    21,601          122
   Other, net..............................................................     2,945       (1,176)
                                                                            ----------   ----------
          Net cash used in investing activities............................   (78,150)     (17,907)
                                                                            ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under bank facility, net.....................................       -          9,000
   Proceeds from the issuance of notes payable.............................       -         10,994
   Principal payments on notes payable.....................................    (8,396)      (6,433)
   Proceeds from the issuance of convertible preferred stock...............    13,095          -
   Dividends paid..........................................................    (1,550)         -
   Other, net..............................................................       (23)         -
                                                                            ----------   ----------
          Net cash provided by financing activities........................     3,126       13,561
                                                                            ----------   ----------

CASH AND CASH EQUIVALENTS:
   (Decrease) increase in cash and cash equivalents........................   (55,106)       2,672
   Balance, beginning of period............................................   114,868       16,961
                                                                            ----------   -----------
   Balance, end of period.................................................. $  59,762    $  19,633
                                                                            ==========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest, net of amounts capitalized...................... $   7,216    $  11,817
   Cash paid for income taxes.............................................. $     250    $   1,768
   Property and equipment purchases financed by debt....................... $     361    $   2,159



The accompanying notes are in integral part of these condensed consolidated financial statements.

                            STATION CASINOS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.   BASIS OF PRESENTATION

     Station Casinos, Inc. (the "Company"), a Nevada Corporation, is an established multi-jurisdicitional gaming enterprise that currently owns and operates casino properties in Las Vegas, Nevada and St. Charles, Missouri. The Company also owns and provides slot route management services in Southern Nevada and Louisiana. Additionally, the Company is constructing two new casino properties, one in Las Vegas and one in Kansas City, Missouri.

     The     accompanying   condensed   consolidated   financial
statements  include  the  accounts  of  Station Casinos,  Inc.   and
its  wholly-owned subsidiaries,  Palace Station Hotel & Casino, Inc.
("Palace  Station"), Boulder   Station,  Inc.  ("Boulder  Station"),
St.   Charles  Riverfront Station,  Inc.  ("St.  Charles  Station"),
Texas   Station,   Inc.  ("Texas Station"),  Kansas   City   Station
Corporation  ("Kansas  City  Station"), Sunset   Station,   Inc.
("Sunset  Station")  and  the   Southwest Companies. The   Southwest
Companies  include Southwest  Services, Inc., Southwest Gaming
Services, Inc. ("SGSI"), Southwest Gaming of Louisiana and SGSI's wholly-owned subsidiaries, Tropicana Caboose, Inc. and Nellis Caboose, Inc. Material intercompany accounts and transactions have been eliminated.

     The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended June 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

RECLASSIFICATIONS

     Certain  reclassifications   have   been   made   to   the
financial statements for the three months ended June 30, 1995 to conform to the financial statement presentation for the three months ended June 30, 1996. These reclassifications had no effect on net income.

2.   COMMITMENTS AND CONTINGENCIES

     The  Company  has entered into various option agreements
whereby the Company has the option to acquire land for the development of existing and potential new gaming projects with purchase prices
totaling  $28.4 million.   In  consideration for these options, the
Company has paid or placed in escrow $2.3 million at June 30, 1996, all of which would be forfeited should the Company not exercise its option to acquire the land.

                   MANAGEMENT'S DISUCSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2.



1.  OVERVIEW
    The following table highlights the results of operations for the Company and its subsidiaries (amounts in thousands):

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                            1996      1995
                                                         --------    -------
                                                             (UNAUDITED)
NEVADA OPERATIONS:
- -----------------
PALACE STATION
Revenues:
   Casino.......................................         $   25,230  $  24,847
   Food and beverage............................              6,399      6,272
   Room.........................................              4,241      3,918
   Other........................................              1,338      1,059
                                                         ----------- ----------
      Gross revenues............................         $   37,208  $  36,096
                                                         =========== ==========
      Net revenues..............................         $   34,320  $  33,435
                                                         =========== ==========
Operating income................................         $    7,893  $   7,678
                                                         =========== ==========
EBITDA (1)......................................         $    9,931  $  10,157
                                                         =========== ==========

BOULDER STATION
Revenues:
   Casino.......................................         $   27,399  $  21,040
   Food and beverage............................              6,648      6,026
   Room.........................................              1,342      1,264
   Other........................................              1,296        604
                                                         ----------- ----------
      Gross revenues............................         $   36,685  $  28,934
                                                         =========== ==========
      Net revenues..............................         $   34,399  $  27,135
                                                         =========== ==========
Operating income................................         $    8,823  $   6,259
                                                         =========== ==========
EBITDA (1)......................................         $   11,414  $   7,746
                                                         =========== ==========

TEXAS STATION
Revenues:
   Casino.......................................         $  14,567   $      -
   Food and beverage............................             5,328          -
   Room.........................................               861          -
   Other........................................               651          -
                                                         ----------  ----------
      Gross revenues............................         $  21,407   $      -
                                                         ==========  ==========
      Net revenues..............................         $  19,788   $      -
                                                         ==========  ==========
Operating income................................         $   1,312   $      -
                                                         ==========  ==========
EBITDA (1)......................................         $   3,007   $      -
                                                         ==========  ==========

                                    7

                         MANAGEMENT DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   OVERVIEW (CONTINUED)


                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                            1996      1995
                                                         ---------  --------
                                                             (UNAUDITED)
TOTAL NEVADA OPERATIONS:
- -----------------------
Revenues:
   Casino.......................................         $  67,196   $  45,887
   Food and beverage............................            18,375      12,298
   Room.........................................             6,444       5,182
   Other........................................             3,285       1,663
                                                         ----------  ----------
      Gross revenues............................         $  95,300   $  65,030
                                                         ==========  ==========
      Net revenues..............................         $  88,507   $  60,570
                                                         ==========  ==========
Operating income................................         $  18,028   $  13,937
                                                         ==========  ==========
EBITDA (1)......................................         $  24,352   $  17,903
                                                         ==========  ==========

MISSOURI OPERATIONS:
- -------------------
ST. CHARLES STATION
Revenues:
   Casino.......................................         $  36,636   $  24,639
   Food and beverage............................             2,791       1,007
   Other........................................             1,363         418
                                                         ----------  ----------
      Gross revenues............................         $  40,790   $  26,064
                                                         ==========  ==========
      Net revenues..............................         $  39,525   $  25,439
                                                         ==========  ==========
Operating income................................         $   8,540   $   3,424
                                                         ==========  ==========
EBITDA (1)......................................         $  11,320   $   6,172
                                                         ==========  ==========

STATION CASINOS, INC. AND OTHER:
- -------------------------------
Revenues:
   Casino.......................................         $     828   $   1,058
   Other........................................         $   6,653   $   7,155
                                                         ----------  ----------
      Gross revenues............................         $   7,481   $   8,213
                                                         ==========  ==========
      Net revenues..............................         $   7,408   $   8,127
                                                         ==========  ==========
Operating loss..................................         $  (3,755)  $  (4,327)
                                                         ==========  ==========
EBITDA  (1).....................................         $  (3,036)  $  (3,563)
                                                         ==========  ==========

(1) "EBITDA" consists of operating income plus depreciation and amortization, including preopening expenses. EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash provided by operating activities as a measure of liquidty. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that certain investors consider this information useful in the evaluation of the financial performance of the companies with substantial depreciation and amortization.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.   RESULTS OF OPERATIONS
     THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

     Consolidated net revenues increased 43.9% to $135.4 million for the three months ended June 30, 1996, from $94.1 million for the same period of fiscal year 1996. This increase in net revenues is a result of improved results at Boulder Station and St. Charles Station and the addition of Texas Station, which opened in July 1995. Boulder Station and St. Charles Station contributed $34.4 million and $39.5 million, respectively, of net revenues for the three months ended June 30, 1996, an increase of $7.3 million and $14.1 million, respectively, over the same period of fiscal year 1996.Texas Station contributed $19.8 million of net revenues during the three months ended June 30, 1996.
For the three months ended June 30, 1995, net revenues and operating income at St. Charles Station were adversely impacted by flooding on the Missouri River, which closed operations for 16 days and disrupted
operations   through the balance of the quarter.  During  the  three
months ended June 30, 1996, the improved results at St. Charles Station were achieved despite disruption created from the construction of the new  parking  garage and elevated roadway  which opened in May 1996.
Flooding on the Missouri River did occur again in May 1996, however the newly completed parking garage and elevated roadway served one of its intended purposes in minimizing business disruption casued by the flood. St. Charles Station did incur approximately $0.7 million of expense
related  to preparation for the flood and resulting clean-up costs.   In
addition  to  minimizing  disruptions caused  by  flooding,  the parking
garage   and   elevated  roadway  provide improved  access   to  the
gaming facility and are the foundation for future phases of the St. Charles Station master plan.

     Operating income increased 75.0% to $22.8 million for the three months
ended   June   30, 1996, from $13.0 million for the same  period  of
fiscal year 1996. This improvement is due to the factors discussed above. The improvement in operating income, offset by an increase in net interest expense of $0.9 million, an increase of $3.1 million in the income tax provision and dividends of $1.8 million on the convertible preferred stock issued in March 1996, resulted in net income applicable to common stock of $7.6 million, or earnings per common share of $0.22 for the three months ended June 30, 1996, compared to net income applicable to common stock of $3.5 million, or earnings per common share of $0.12 for the same period of fiscal year 1996.

     Casino.   Casino  revenues increased 46.2% to $104.7 million  for
the three months ended June 30, 1996, from $71.6 million for the same period of fiscal year 1996. This increase is directly related to $14.6 million in casino revenues generated by Texas Station and combined casino revenue increases generated by St. Charles Station and Boulder Station of $18.4 million for the three months ended June 30, 1996.
Casino revenues at Palace Station remained flat. Revenues at the Southwest Company's Louisiana Downs Race Track video poker operation declined by $0.2 million for the three months ended June 30, 1996 as compared to the same period of fiscal year 1996. The Company is considering various alternatives for improving cash flows or possibly selling its interest in the Louisiana Downs joint venture. In any event, the operations of the joint venture are not material to the Company's financial position or results of operations taken as a whole.

     Casino expenses increased 51.1% to $45.3 million for the three months ended June 30, 1996, from $30.0 million for the same period of fiscal year 1996. This increase in casino expenses is consistent with the increase in casino revenues discussed above.

     Food and Beverage. Food and beverage revenues increased 59.1% to $21.2 million for the three months ended June 30, 1996, from $13.3
million  for  the  same  period of fiscal year 1996.   This increase  is
primarily due to food and beverage revenues of $5.3 million at Texas Station and food and beverage revenue increases at St. Charles Station and Boulder Station of $1.8 million and $0.6 million, respectively, for the three months ended June 30, 1996. Food and beverage revenues at St. Charles Station have increased with the opening of two full-service restaurants in October 1995.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.   RESULTS OF OPERATIONS (CONTINUED)

Food and beverage net profit margins improved to 24.0% for the three months ended June 30, 1996, from 22.4% for the same period of fiscal
year  1996.   This increase in margin is due to improvement at the Nevada
properties  as  a  result of continued focus on cost  control.   The net
profit margin at Texas Station was 15.3% for the three months ended June 30, 1996, a significant increase over previous quarters since the property opened. Management believes that the lower margins experienced at Texas Station in the first three quarters since opening were due to typical initial operating inefficiencies of a new property.

     Room.   Room  revenues increased 24.4% to $6.4 million for  the three months ended June 30, 1996, from $5.2 million for the same period of fiscal year 1996. This increase is due primarily to the addition of Texas Station with a total of 200 rooms which contributed $0.9 million of room revenues for the three months ended June 30, 1996. The Company wide room occupancy increased to 97% from 96%, while the average daily room rate increased to $47 from $44 during the three months ended June 30, 1996.

     Other.   Other revenues increased 22.4% to $11.3 million for the three months ended June 30, 1996, from $9.2 million for the same period of fiscal year 1996. This increase is due primarily to other revenues at Texas Station of $0.7 million, $0.5 million for the Company's interest in the operating income of Barley's Casino & Brewing Company, $0.5 million of lease income from the lease of a riverboat gaming facility
and   combined  increases  in  other  revenues  at the  Company's  other operating properties of $1.8 million, offset by lost revenues of $1.4 million from the vending division of Southwest Services which was sold in September 1995.

     Selling,   General   and  Administrative.    Selling,   general
and administrative expenses ("SG&A") increased 40.4% to $28.5 million for the three months ended June 30, 1996, from $20.3 million for the same period of fiscal year 1996. This increase is primarily due to the
addition  of  Texas  Station.   SG&A as  a  percentage  of  net revenues
remained flat at approximately 21%.

     Corporate  Expenses.   Corporate  expenses  increased  19.6%  to $4.2
million for the three months ended June 30, 1996, from $3.5 million for the same period of fiscal year 1996. This increase is attributable to increases in personnel infrastructure to manage the Company's new properties and development plans for the remainder of fiscal year 1997 and 1998. Corporate expenses declined to 3.1% of net revenues for the
three  months  ended  June 30, 1996, from 3.7% for  the  same period   of
fiscal year 1996.

     Development  Expenses.   Development expenses decreased significantly
for the three months ended June 30, 1996 compared to the prior year. This decrease is the result of reduced efforts to identify potential gaming opportunities. Such costs are incurred by the Company in its
efforts   to  identify  and  pursue  potential gaming  opportunities in selected jurisdictions, including those in which gaming has not been approved. The Company expenses development costs including lobbying, legal and consulting until such time as the jurisdiction has approved gaming and the Company has identified a specific site. Costs incurred subsequent to these criteria being met are capitalized.

     Depreciation   and  Amortization.   Depreciation and amortization
increased 31.4% to $9.8 million for the three months ended June 30, 1996, from $7.5 million in the same period of fiscal year 1996. Texas Station contributed $1.7 million of this increase. Depreciation expense at Boulder Station increased $1.1 million, primarily as a result of the parking garage and entertainment facilities added during fiscal year 1996. These increases were offset by a decrease in depreciation expense of $0.4 million at Palace Station.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.   RESULTS OF OPERATIONS (CONTINUED)

     Interest  Expense,  net.    Interest  costs  incurred  (expensed
and capitalized) increased 58.2% to $13.0 million for the three months ended June 30, 1996. This increase is primarily attributable to added interest costs associated with the 10 1/8% senior subordinated notes issued by the Company in March 1996. In addition, the Company recorded interest income of $0.7 million for the three months ended June
30, 1996, from investments in tax free municipal securities purchased with the excess proceeds of the public offering completed in March 1996. Capitalized interest is expected to continue to grow due to the construction of new casino facilities in Las Vegas and Missouri, as well as ongoing improvements at the Company's existing facilities (see "Liquidity and Capital Resources").

3.   LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of capital consist of proceeds from equity and debt offerings, cash flows from operating activities, borrowings under bank credit facilities, and vendor and lease financing of equipment.

     During the three months ended June 30, 1996, the Company's sources of capital included $13.1 million of net proceeds from the exercise of the underwriters' over-allotment option to purchase an additional 270,000 shares of convertible preferred stock related to 1,800,000 shares of convertible preferred stock issued by the Company on March 29, 1996, cash flows from operating activities of $19.9 million, and excess cash invested from the March 29, 1996 issuance of convertible preferred stock and senior subordinated notes. At June 30, 1996, the Company had available borrowings of $275.0 million under its reducing revolving credit facility, increasing to $380.0 million, subject to certain administrative conditions ( See "Description of Certain Indebtedness and Capital Stock") and $59.8 million in cash and cash equivalents.

     During the three months ended June 30, 1996, total capital expenditures were approximately $103.1 million, of which approximately
(I) $48.3 million was associated with the development and construction of Kansas City Station, (ii) $13.6 million was associated with the development and construction of Sunset Station, (iii) $14.7 million was associated with the construction of the 4,000 space parking structure and elevated roadway at St. Charles Station, which opened in May 1996, (iv)
$6.8 million was associated with the Texas Station bingo, casino and buffet expansions which opened in May 1996, and additional indoor and outdoor signage, and (v) $19.7 million was associated with various other projects and maintenance capital expenditures.

     The Company's primary requirements during the remainder of fiscal year 1997 are expected to include the following:

 .    construction costs for Kansas City Station which commenced in August
     1995. The Company anticipates that the project will cost approximately $205 million (excluding net construction period interest and preopening expenses), of which approximately $111.1 million had been incurred as of June 30, 1996. Kansas City Station is being constructed on 171 acres, and will feature a casino, hotel, and dining and entertainment facilities. The property is expected to be completed in the last quarter of calendar year 1996.

 .    construction costs for Sunset Station which commenced in late calendar year 1995. The Company anticipates that the project will cost approximately $160 million (excluding net construction period interest and preopening expenses), of which approximately $43.9 million had been incurred as of June 30, 1996. Sunset Station is being constructed on approximately 100 acres in the Henderson/Green Valley area of Las Vegas and will feature a casino, hotel, and dining and entertainment facilities. The project is expected to be completed in mid calendar year 1997.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

 .    construction of an 18-story, 507-room hotel tower at Boulder Station.
     The Company anticipates that the project will cost approximately $34 million (excluding net construction period interest and preopening expenses), of which approximately $1.1 million in design costs had been incurred as of June 30, 1996. The project is expected to be completed within 10 to 12 months from the commencement of construction, which is expected to begin in the fourth quarter of calendar year 1996.

 .    construction of a three-level, 1,044-space parking garage at Texas
     Station. The Company anticipates that the parking garage, which will be located on the south side of the facility, will cost approximately $6.7 million (excluding net construction period interest), of which approximately $0.4 million had been incurred as of June 30, 1996. This project is expected to be completed during the fourth quarter of calendar year 1996.


     Other  planned  uses  of  capital  include (i) the payment of construction
contracts   payable of  approximately $49.5 million as of June  30, 1996, (ii)
maintenance capital expenditures at Palace Station, Boulder Station, Texas Station, St. Charles Station and the Southwest Companies, (iii) principal and interest payments on indebtedness, (iv) dividend payments on convertible
preferred  stock, and   (v)  general   corporate  purposes, including certain
elements of other planned improvements and expansion at the Company's existing facilities. These expansions include the construction of future phases of the St. Charles Station master plan. The master plan for St. Charles Station includes a new gaming and entertainment complex comprised of a two-story land-based restaurant and entertainment facility with gaming space on the first
level of each  of  two  adjoining  gaming facilities.   The  gaming facilities
would be docked in a man-made backwater basin adjacent to the Missouri River. Management is currently evaluating the timing and scope of this additional expansion. The Company is also considering an expansion at Texas Station that would include 50,000 square feet of additional casino, restaurant and entertainment space and a 2,200-space parking structure on the north side of
the facility.    This expansion would provide improved access and interaction between the existing movie theater complex, casino, restaurants and other entertainment venues at Texas Station, similar to that which exists at Boulder Station. The Company will capitalize significant preopening expenses associated with its construction projects, which amounts will be expensed upon the opening of the related project and could have a material adverse impact on the Company's earnings. The Company believes that cash flows from operations, borrowings under the reducing revolving bank credit facility, vendor and lease financing of equipment and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during the remainder of fiscal year 1997. The Company, however, continually is evaluating the financing needs of its current and planned projects.
If more attractive financing alternatives become available to the Company, the Company may amend its financing plans with respect to such projects, assuming such financing would be permitted under its debt agreements (see "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

     The Company's plans for the development of additional new gaming opportunities, as well as further expansion of the existing operations, may require substantial amounts of additional capital. The Company has entered into purchase agreements to acquire land for the development of existing and potential new gaming projects with purchase prices totaling $28.4 million as of June 30, 1996. In consideration for these options, the Company has paid or placed in escrow $2.3 million as of June 30, 1996, all of which would be forfeited should the Company not exercise its option to acquire
the  land.   To  develop  all  of these projects,  together  with  any  new commitments the Company may enter into, the Company will be required to obtain additional capital through debt or equity financings. There can be no assurance that any such financing would be available to the Company or, if available, that any such financing would be available on favorable terms. As discussed below, the reducing revolving bank credit facility and the indentures governing the Company's 9 5/8% and 10 1/8% senior subordinated notes limit

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

the incurrence of additional indebtedness by the Company and contain various financial and other covenants.

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

BANK FACILITY

     In June 1993, the Company obtained an $80 million reducing revolving
bank   credit  facility.   On July 5, 1995, the Company  obtained  a   $275
million reducing revolving credit facility, a portion of which was used to refinance borrowings under the $80 million facility. On March 25, 1996,
the  Company  amended  and  restated this  bank  facility,  providing   for
borrowings   up to an aggregate principal amount of $400 million,   reduced
to  $380  million as of June 30, 1996 (the "Bank Facility").  Borrowings
of   the   additional  $105  million increase in capacity  under  the  Bank
Facility   are   contingent  on the performance of  certain  administrative
conditions   such as appraisals, consents and regulatory approvals,   which
management expects to obtain in the near future. The Bank Facility is secured
by   substantially  all of the assets of Palace  Station, Boulder  Station,
Texas    Station,    St.   Charles  Station  and   Kansas   City    Station
(collectively,  the "Borrowers"). The Company and the Southwest   Companies
guarantee   the   borrowings  under  the Bank Facility  (collectively   the
"Guarantors").  The Bank Facility matures on September 30, 2000   and   was
reduced   by  $20.0  million  on June 30, 1996  and  will  further   reduce
quarterly   thereafter  by varying amounts (including  approximately   $4.0
million   for  each  quarter ending on or after September  30,  1996,   and
on or before March 31, 1997). Borrowings under the Bank Facility bear interest at a margin above the bank's prime rate or LIBOR, as selected by
the   Company.    The   margin above such rates,  and   the  fee   on   the
unfunded portions of the Bank Facility, will vary quarterly based  on   the
combined   Borrower's and the Company's consolidated ratio of funded   debt
to   earnings  before  interest, taxes,  depreciation  and  amortization
("EBITDA").

     The  Bank Facility contains certain financial and other covenants.
These   include   a maximum funded debt to EBITDA ratio for the  Borrowers
combined of 3.00 to 1.00 for each fiscal quarter through June 30, 1997, 2.75 to 1.00 for each fiscal quarter through June 30, 1998, and 2.50 to 1.00 for each fiscal quarter thereafter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.35 to 1.00 for periods March 31, 1996 through June 30, 1997, and 1.50 to 1.00 for periods
thereafter,  a limitation on  indebtedness,   and limitations  on capital
expenditures. As of June 30, 1996  the  Borrowers funded   debt   to  EBITDA
ratio  was 0.57 to 1.00 and  the  fixed  charge coverage  ratio  for the
proceeding four quarters ended June 30, 1996  was 2.76 to 1.00.   A tranche
of the Bank Facility contains a Minimum Tangible Net Worth requirement for Palace Station ($10 million plus 95% of net income determined as of the end of each fiscal quarter with no reduction for net losses) and certain restrictions on distributions of cash from Palace Station to the Company.
As of June 30, 1996, Palace Station's Tangible Net Worth exceeded the requirement by approximately $7 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

     In  addition, the Bank Facility has financial covenants relating  to the
Company.   These  include  prohibitions  on  dividends on or redemptions  of
the Company's common stock, restrictions on  repayment  of any   subordinated
debt,  limitations  on  indebtedness   beyond  existing indebtedness,  the
Company's senior subordinated notes  and up   to  $25 million   of purchase
money indebtedness, minimum consolidated   net  worth requirements   for the
Company of $165 million plus post October 1, 1995 preopening expenses, 95% of post October 1, 1995 net income (not reduced by net losses) and 100% of net equity offering proceeds, and limitations on capital expenditures. As of June 30, 1996 the Company's consolidated net

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

worth exceeded the requirement by approximately $12 million. The Bank facility also includes a maximum funded debt to EBITDA ratio for the Company on a consolidated basis of 4.75 to 1.00 for each fiscal quarter through September 30, 1997, 4.50 to 1.00 for the quarter ending December 31, 1997, 4.25 to 1.00 for the quarter ending March 31, 1998, 4.00 to 1.00 for each fiscal quarter through September 30, 1998 and 3.75 to 1.00 thereafter. As of June 30, 1996 the Company's funded debt to EBITDA ratio was 3.80 to 1.00. In addition, the Bank Facility prohibits the Company from holding cash and cash equivalents in excess of the sum of the amounts necessary to make the next scheduled interest or dividend payments on the Company's senior subordinated notes and preferred stock, the amounts necessary to fund casino bankroll in the ordinary course of business and $2,000,000. The Guarantors waive certain defenses and rights including rights of subrogation and reimbursement. The
Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and the Change of Control Triggering Event as defined in the indentures.

SENIOR SUBORDINATED NOTES

     The Company has $382.5 million, net of unamortized discount of $8.5 million, of senior subordinated notes outstanding as of June 30, 1996. $185.7 million of these notes bear interest, payable semiannually, at a rate of
9 5/8% per year and $196.8 million bear interest, payable semi-annually, at an rate of 10 1/8% per year (collectively, the "Notes"). The indentures governing the Notes contain certain customary financial and other covenants
which  prohibit  the  Company   and  its subsidiaries   from  incurring
indebtedness  (including   capital  leases) other  than (a) non-recourse debt
for certain specified subsidiaries, (b) certain equipment financings, (c) the Notes, (d) up to $15 million of additional indebtedness, (e) additional indebtedness if, after giving effect thereto, a 2.00 to 1.00 pro forma Consolidated Coverage Ratio (as defined) has been met, (f) Permitted Refinancing Indebtedness (as defined), (g) borrowings under the Bank Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, and (h) certain other indebtedness. As of June 30, 1996 the Company's Consolidated Coverage
Ratio was 3.10 to 1.00.   In addition, the indentures prohibit the Company from
paying dividends on any of its capital stock unless at the time of and  after
giving   effect to such dividend, among other things, the aggregate  amount of all Restricted Payments and Restricted Investments (as defined in the indentures, and which include any dividends on any capital stock of the Company) do not exceed the sum of (i) 50% of Cumulative Consolidated Net Income (as defined) of the Company (less 100% of any consolidated net losses),
(ii) certain   net proceeds from the sale of equity securities of the Company,
and   (iii)   $15 million.  The limitation on the incurrence of  additional
indebtedness     and     dividend   restrictions  in     the  indentures
may  significantly  affect  the Company's ability  to  pay   dividends   on
its  capital   stock.  The Notes also give the holders of  the  Notes   the
right  to   require   the Company to purchase the Notes  at  101%  of   the
principal  amount  of  the  Notes plus accrued interest  thereon   upon   a
Change of Control and Rating Decline (each as defined in the indentures) of the Company.

COMMON STOCK

     The Company is authorized to issue up to 90,000,000 shares of its common stock, $.01 par value per share, 35,318,057 shares of which were
issued  and  outstanding  as  of  June 30,  1996.   Each  holder  of   the
Company's  common stock (the "Common Stock") is entitled to one  vote   for
each   share  held  of  record  on each matter  submitted  to a   vote   of
stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the
Board  of Directors out of funds legally available  therefor  as well   as
any distributions  to  the  stockholders

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

and, in the event of liquidation,  dissolution or winding up of the Company,
is   entitled to share  ratably  in all assets of the Company remaining after payment of liabilities.

PREFERRED STOCK

     The Company is authorized to issue up to 5,000,000 shares of its preferred stock, $.01 par value per share ("Preferred Stock"). In March 1996, the Company completed an offering of 1,800,000 shares of $3.50
Convertible  Preferred  Stock (the "Convertible  Preferred Stock").     In
April 1996, the underwriters exercised the over allotment of an additional 270,000 shares of the Convertible Preferred Stock. The Board of Directors, without further action by the holders of Common Stock or the
Convertible Preferred Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock or the Convertible Preferred Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

  CONVERTIBLE PREFERRED STOCK

     As of June 30, 1996, the Company has 2,070,000 shares of Convertible
Preferred   Stock  outstanding,  each with  a  liquidation  preference   of
$50.00   per  share  plus  an amount equal to any accumulated  and   unpaid
dividends   at  the  annual  rate of $3.50 per share,  or  7.0%   of   such
liquidation   preference.  Such dividends accrue and are  cumulative   from
the   date   of   issuance  and  are payable  quarterly.   The  Convertible
Preferred   Stock  is convertible at the option of the holder  thereof   at
any   time, unless previously redeemed, into shares of Common Stock at   an
initial   conversion rate of 3.2573 shares of Common Stock for each   share
of Convertible Preferred Stock (equivalent to a 24.0% conversion premium per share of Common Stock), subject to adjustment in certain circumstances. The Company may reduce the conversion price of the Convertible Preferred Stock by any amount for any period of at least 20 days, so long as the decrease is irrevocable during such period. The Convertible Preferred Stock is redeemable, at the option of the Company, in whole or in part, for shares of Common Stock, at any time after March 15, 1999, initially at a price or $52.45 per share of Convertible Preferred Stock, and thereafter at prices decreasing annually to $50.00 per share of Convertible Preferred Stock on and after March 15, 2006, plus accrued and unpaid dividends. The Common Stock to be issued is determined by dividing the redemption price by the lower of the average daily closing price for the Company's Common Stock for the preceding 20 trading days or the closing price of the Company's Common Stock on the first business day preceding the date of the redemption
notice.   Any fractional shares would be paid  in  cash.   There is no
mandatory sinking fund obligation with respect to the Convertible Preferred Stock. The holders of the Convertible Preferred Stock do not have any voting rights, except as required by applicable law and except that, among other things, whenever accrued and unpaid dividends on the Convertible Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Convertible Preferred Stock, the holders of the Convertible Preferred Stock, voting separately as a class with the holders of any other series of parity stock upon which like voting rights have been conferred and are exercisable, will be entitled to elect two directors to the Board of Directors until dividend arrearage has been paid or amounts have been set apart for such payment. The Convertible

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Preferred Stock is senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding up.

FORWARD LOOKING STATEMENTS

     This  document contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 21E. All forward-looking statements
involve  risks  and uncertainties.   Although the Company believes that its
expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual
results will not materially differ  from its expectations.   Factors that could
cause actual results to differ materially from expectations include, among other things, the Company's competition, the limitations on capital resources imposed by the Company's bank facility and the terms of the indentures governing the Company's senior subordinated debt, the Company's ability to meet its interest expense and principal repayment obligations, the Company's ability to obtain licenses for its new projects, loss of the Company's riverboat and dockside facilities from service, construction risks, the Company's dependence on key gaming markets, the Company's ability to take advantage of new gaming development opportunities and gaming
regulations.   For  other factors  that  may  cause  actual  results  to
materially differ from expectations and underlying assumptions, refer  to the Registration Statement on Form S-3 (File No. 333-1102) (and particularly the section labeled "Risk Factors" therein) and periodic reports, including the Annual Report on Form 10-K for the year ended
March  31,  1996, filed by the Company with the Securities and  Exchange
Commission   (and   particularly   the  section   labeled "Management's
Discussion and Analysis of Financial Condition and Results of Operations" therein). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings --
     The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

     A suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et. al, as class representative, on April
26, 1994, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. On May
10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et. al, as class representative, in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel-casino companies. The lawsuits allege that the defendants have  engaged  in a course of fraudulent and misleading conduct  intended to  induce  persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there  is an opportunity to win. The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court, for the State of Nevada. On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff,
Larry Schreier, et. al, as class representative, in the United States District court for the District of Nevada, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot
machines, including the Company.   Motions  to  dismiss  the  Poulos/Ahearn
and Schreier cases  were  filed  by Defendants.   On  April  17,  1996,  the
Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file amended Complaints on or before May 31, 1996. On May 31, 1996, an amended Compliant was filed, naming William H. Poulos, et. al, as plaintiff. Motions to dismiss are before the court. The Ahearn case was not refiled and the Schreier case remains before the court. Management believes that the claims are wholly without merit and does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

     A suit seeking status as a class action lawsuit was filed by plaintiffs, Thomas Hyland and Zelijko Ranogajel, et. al, as class representatives, on May 25, 1995, in the United States District Court, District of New Jersey, Camden Division, naming 80 credit reporting agencies and casino operators, including the Company. The lawsuit alleges that the exclusion of blackjack players who "count cards" from casinos and the sharing of information about them violates certain state and federal antitrust, consumer protection, and credit reporting statutes. On May 30, 1996, the Court dismissed this case.

     A suit seeking status as a class action was filed by Paul Winkleman
et. al, as class representative, on February 26, 1996, in the Circuit Court of the City of St. Louis, Missouri, naming St. Charles Station and one other casino operator in Missouri as defendants. The lawsuit seeks to recover losses that occurred within three months of the filing of the suit under a 1939 Missouri statute that purports to permit recovery of gaming losses. Based on the advice of counsel, management believes the statute has been superseded by an amendment to the constitution of the State of Missouri that was passed on November 9, 1994, and by the Missouri Gaming Law promulgated subsequent to a statewide referendum in November 1992 and further clarified subsequent to the constitutional amendment, each of which permit riverboat gaming. On May 13, 1996,
St. Charles  Station filed a motion to dismiss on this basis.   On August 5,
1996, the Court dismissed this case.

Item 2. CHANGES IN SECURITIES - None.

Item 3. DEFAULTS UPON SENIOR SECURITIES - None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

Item 5. OTHER INFORMATION - None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a)  Exhibits -

        Exhibit
        Number
        ------

        10.1 Second Amendment to Joint Venture Agreement, dated as of April 22, 1996, between First Holdings Company and Kansas City Station Corporation.

        10.2    Second Amendment to Lease Agreement, dated as of
                April 22, 1996, between Station/First Joint Venture and Kansas City Station Corporation.

        27      Financial Data Schedule

        (b) Reports on Form 8-K - The registrant filed no reports on Form 8-K during the three month period ended June 30, 1996.

                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Station Casinos, Inc.,
                           Registrant

DATE: August 9, 1996       /s/ Glenn C. Christenson
                           -------------------------
                           Glenn C. Christenson,
                           Executive Vice President and
                           Chief Financial Officer
                           (Principal Accounting Officer)