Form 10-Q
period 1996-09-30
STATION CASINOS INC
filed 1996-11-14
CIK 898660

                                UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13  OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996.
                               ------------------

                                    OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to  ______

Commission file number 000-21640
                       ---------

                           STATION CASINOS, INC.
                           ---------------------
          (Exact  name  of  registrant as  specified  in  its charter)

              Nevada                                      88-0136443
              ------                                      ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


             2411  West  Sahara  Avenue,  Las  Vegas,  Nevada 89102
             ------------------------------------------------------
             (Address  of principal executive offices  -  Zip code)

                               (702) 367-2411
                               ---------------
             Registrant's  telephone number,  including  area code

                                    N/A
                                    ----
               (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject  to such filing requirements for the past  90 days.
Yes     X              No
       ----                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at October 31, 1996
----------------------------                -------------------------------
Common stock, $.01 par value                           35,318,057

                           STATION CASINOS, INC.
                                   INDEX

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets (unaudited) -                 3
          September 30, 1996 and March 31, 1996

          Condensed Consolidated Statements of Operations (unaudited) -       4
          Three and Six Months Ended September 30, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows (unaudited) -       5
          Six Months Ended September 30, 1996 and 1995

          Notes to Condensed Consolidated Financial Statements (unaudited)    6

Item  2.  Management's Discussion and Analysis of Financial Condition and    10
          Results of Operations

PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings                                                  21

Item  2.  Changes in Securities                                              22

Item  3.  Defaults Upon Senior Securities                                    22

Item  4.  Submission of Matters to a Vote of Security Holders                22

Item  5.  Other Information                                                  22

Item  6.  Exhibits and Reports on Form 8-K                                   22

Signature                                                                    23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             STATION CASINOS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)
                                  (unaudited)

                                                                                    SEPTEMBER 30,    MARCH 31,
                                                                                        1996            1996
                                                                                    -------------   -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................................     $    30,624     $   114,868
  Accounts and notes receivable, net...........................................           6,543           5,151
  Inventories..................................................................           2,195           2,299
  Prepaid expenses and other...................................................          14,957          11,121
                                                                                    -----------     -----------
      TOTAL CURRENT ASSETS.....................................................          54,319         133,439

Property and equipment, net....................................................         807,221         616,211
Land held for development......................................................          26,422          28,934
Other assets, net..............................................................          65,111          48,730
                                                                                    -----------     -----------
      TOTAL ASSETS.............................................................     $   953,073     $   827,314
                                                                                    ===========     ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt............................................     $    22,434     $    23,256
  Accounts payable.............................................................          17,572          11,091
  Accrued payroll and related..................................................          10,015          11,519
  Construction contracts payable...............................................          55,072          27,879
  Accrued interest payable.....................................................           7,676           6,875
  Accrued expenses and other current liabilities...............................          20,675          16,706
                                                                                    -----------     -----------
      TOTAL CURRENT LIABILITIES................................................         133,444          97,326

Long-term debt, less current portion...........................................         496,831         441,742
Deferred income taxes, net.....................................................          14,752           9,776
                                                                                    -----------     -----------
      TOTAL LIABILITIES........................................................         645,027         548,844
                                                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01; authorized 5,000,000 shares; 2,070,000
    and 1,800,000 convertible preferred shares issued and outstanding..........         103,500          90,000
  Common stock, par value $.01; authorized 90,000,000 shares; 35,318,057
    and 35,303,346 shares issued and outstanding...............................             353             353
  Additional paid-in capital...................................................         167,451         167,623
  Deferred compensation - restricted stock.....................................          (1,518)         (1,811)
  Retained earnings............................................................          38,260          22,305
                                                                                    -----------     -----------
      TOTAL STOCKHOLDERS' EQUITY...............................................         308,046         278,470
                                                                                    -----------     -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................     $   953,073     $   827,314
                                                                                    ===========     ===========

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                             STATION CASINOS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)
                                  (unaudited)


                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                     ---------------------       ---------------------
                                                        1996         1995          1996         1995
                                                     ----------   ---------      ---------    --------
OPERATING REVENUES:
  Casino.........................................    $ 107,412    $  92,376      $ 212,072    $ 163,960
  Food and beverage..............................       21,460       18,268         42,626       31,573
  Room...........................................        6,214        5,609         12,658       10,791
  Other..........................................       11,451       10,210         22,752       19,446
                                                     ---------    ---------      ---------    ---------
     Gross revenues..............................      146,537      126,463        290,108      225,770
  Less promotional allowances....................       (8,503)      (6,630)       (16,634)     (11,801)
                                                     ---------    ---------      ---------    ---------
     Net revenues................................      138,034      119,833        273,474      213,969
                                                     ---------    ---------      ---------    ---------

OPERATING COSTS AND EXPENSES:
  Casino.........................................       47,964       38,185         93,278       68,173
  Food and beverage..............................       16,190       14,864         32,275       25,192
  Room...........................................        2,539        2,307          5,097        4,342
  Other..........................................        5,465        7,003         11,260       13,460
  Selling, general and administrative............       27,084       25,778         55,606       46,088
  Corporate expenses.............................        4,429        3,909          8,642        7,434
  Development expenses...........................          285          843            602        1,824
  Depreciation and amortization..................       10,269        8,397         20,092       15,875
  Preopening expenses............................            -          898              -          898
                                                     ---------    ---------      ---------    ---------
                                                       114,225      102,184        226,852      183,286
                                                     ---------    ---------      ---------    ---------
OPERATING INCOME.................................       23,809       17,649         46,622       30,683

OTHER INCOME (EXPENSE):
  Interest expense, net..........................       (7,967)      (7,394)       (16,260)     (14,830)
  Other..........................................            5        1,204             66        1,136
                                                     ---------    ---------      ---------    ---------
INCOME BEFORE INCOME TAXES.......................       15,847       11,459         30,428       16,989
  Income tax provision...........................       (5,729)      (4,202)       (10,851)      (6,221)
                                                     ---------    ---------      ---------    ---------

NET INCOME.......................................       10,118        7,257         19,577       10,768
PREFERRED STOCK DIVIDENDS........................       (1,811)           -         (3,622)           -
                                                     ---------    ---------      ---------    ---------

NET INCOME APPLICABLE TO COMMON STOCK............    $   8,307    $   7,257      $  15,955    $  10,768
                                                     =========    =========      =========    =========

EARNINGS PER COMMON SHARE........................    $    0.24    $    0.21      $    0.45    $    0.33
                                                     =========    =========      =========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......       35,318       35,026         35,314       32,593
                                                     =========    =========      =========    =========

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                             STATION CASINOS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                                        SIX MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    ------------------------
                                                                       1996          1995
                                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................   $   19,577    $   10,768
                                                                    ----------    ----------
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization.................................       20,092        15,875
   Preopening expenses...........................................            -           898
   Increase in deferred income taxes.............................        4,621         1,858
   Changes in assets and liabilities:
     Increase in accounts and notes receivable, net..............       (1,392)         (170)
     Increase in inventories and prepaid expenses and other......       (3,377)       (4,967)
     Increase in accounts payable................................        6,481         4,393
     Increase in accrued expenses and other current liabilities..        3,006         4,904
   Other, net....................................................        3,169           407
                                                                    ----------    ----------
          Total adjustments......................................       32,600        23,198
                                                                    ----------    ----------
     Net cash provided by operating activities...................       52,177        33,966
                                                                    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..........................................     (218,436)     (126,762)
   Increase (decrease) in construction contracts payable.........       27,193        (1,231)
   Other, net....................................................       (4,610)          (37)
                                                                    ----------    ----------
     Net cash used in investing activities.......................     (195,853)     (128,030)
                                                                    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under bank facility, net...........................       73,000        31,000
   Proceeds from the issuance of notes payable...................            -        12,125
   Principal payments on notes payable...........................      (19,482)       (9,691)
   Proceeds from the issuance of convertible preferred stock.....       13,095             -
   Proceeds from the issuance of common stock....................            -        77,360
   Dividends paid................................................       (3,362)            -
   Other, net....................................................       (3,819)       (6,570)
                                                                    ----------    ----------
     Net cash provided by financing activities...................       59,432       104,224
                                                                    ----------    ----------
CASH AND CASH EQUIVALENTS:
   (Decrease) increase in cash and cash equivalents..............      (84,244)       10,160
   Balance, beginning of period..................................      114,868        16,961
                                                                    ----------    ----------
   Balance, end of period........................................   $   30,624    $   27,121
                                                                    ----------    ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest, net of amounts capitalized............   $   13,832    $   13,570
   Cash paid for income taxes....................................   $    4,450    $    5,168
   Property and equipment purchases financed by debt.............   $      361    $   16,679



               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

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

       The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the
rules  and regulations of the Securities and Exchange Commission.   Certain
information   and  footnote  disclosures  normally  included  in  financial
statements   prepared  in  accordance  with  generally  accepted accounting
principles  have  been  condensed or omitted pursuant  to such  rules   and
regulations,  although  the  Company  believes  that the  disclosures   are
adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended September 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction
with  the consolidated financial statements and notes thereto included   in
the  Company's Annual Report on Form 10-K for the fiscal year  ended  March
31, 1996.

RECLASSIFICATIONS

       Certain reclassifications have been made to the financial statements for the three and six months ended September 30, 1995 to conform to the financial statement presentation for the three and six months ended September 30, 1996. These reclassifications had no effect on net income.

                           STATION CASINOS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

2.     LONG-TERM DEBT

Long-term debt consists of the following:

                                                                           September 30,    March 31,
                                                                              1996            1996
                                                                           -------------    ---------
Reducing revolving credit facility, secured by substantially all  of  the  assets of Palace Station, Boulder Station,
    Texas Station, St. Charles Station and Kansas City Station,
    $376 million limit at September 30, 1996, reducing quarterly by varying amounts until September 2000 when the remaining principal balance is due, interest at a margin above the bank's
    prime rate or the Eurodollar Rate (7.56% at September 30, 1996).....   $    73,000      $         -
9 5/8% senior subordinated notes, payable interest only
    semi-annually, principal due June 1, 2003, net of unamortized
    discount of $7.1 million at September 30, 1996......................       185,880          185,531
10 1/8%  senior  subordinated  notes, payable interest only
    semiannually, principal due March 15, 2006, net of unamortized
    discount of $1.2 million at September 30, 1996......................       196,777          196,737
$110 million first mortgage construction/term loan agreement, secured by substantially all of the assets of Sunset Station, interest at a margin of 375 basis points above the Eurodollar
    Rate (9.38% at September 30, 1996), due September 30, 2000..........             -                -
Notes payable to banks and others, collateralized by slot machines and related equipment, monthly installments including interest
    ranging from 7.35% to 9.25%.........................................        19,838           24,726
Capital lease obligations, collateralized by furniture
    and equipment.......................................................        10,330           12,171
Other long-term debt....................................................        33,440           45,833
                                                                           -----------      -----------
         Long-term debt.................................................       519,265          464,998
Current portion of long-term debt.......................................       (22,434)         (23,256)
                                                                           -----------      -----------
         Long-term debt, less current portion...........................   $   496,831      $   441,742
                                                                           ===========      ===========


       On September 25, 1996, Sunset Station, a wholly-owned subsidiary of the Company, entered into a Construction/Term Loan Agreement (the "Sunset Loan Agreement") with Bank of America National Trust and Savings Association, Bank of Scotland, Societe Generale and each of the other Lenders party to such agreement, pursuant to which Sunset Station has received a commitment for $110 million to finance the remaining development and construction costs of Sunset Station Hotel &
Casino. In connection with the Sunset Loan Agreement, the Company also entered into an operating lease for certain furniture, fixtures and equipment with a cost of $40.0 million. (See Note 3)

       The Sunset Loan Agreement includes a first mortgage term note in the amount o f $110 million (the "Note") which is nonrecourse to the Company, except as to certain construction matters pursuant to a completion guarantee dated as of September 25, 1996, executed by the Company on behalf of Sunset Station. The Note matures on September 30, 2000 and will reduce $1.8 million for each fiscal quarter ending March 31, 1998 through December 31, 1998, $2.3 million for each fiscal quarter ending March 31, 1999 through December 31, 1999, and $2.0 million for the fiscal quarters ending March 31, 2000 and June 30, 2000. In addition, the Note is subject to prepayment subsequent to July 31, 1998 by an amount equal to a specified percentage of Excess Cash Flow, as defined. The Note carries an interest rate of

                             STATION CASINOS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

2.     LONG-TERM DEBT (CONTINUED)

375    basis    points   over    the    Eurodollar     Rate      (as
defined in the Sunset Loan Agreement). The Note is secured by substantially all of the assets of Sunset Station, including a leasehold deed of trust with respect to a portion of the real property on which Sunset Station Hotel & Casino is being constructed, which portion is subject to a sublease from the Company to Sunset Station, a deed of trust with respect to the remainder of such property which is owned by Sunset Station and an assignment of an operating lease for certain furniture, fixtures and equipment to be used by Sunset Station.

       The Sunset Loan Agreement contains certain customary financial and other covenants including a minimum fixed charge coverage ratio as of the last day of any quarter after the opening of Sunset Station Hotel & Casino of not less than 1.10 to 1.00, a maximum senior funded debt to earnings before interest, taxes, depreciation and amortization ratio after opening of 4.50 to 1.00 for the first quarter, reducing by varying amounts each quarter thereafter to 3.25 to 1.00 for the tenth quarter and each quarter thereafter, and a minimum net worth as of any quarter after opening of not less than $52 million plus 80% of net income for each quarter after opening, plus 100% of any additional equity contributions by the Company and Supplemental Loans, as defined. In addition, the agreement places restrictions on indebtedness and guarantees, dividends, stock redemptions, sale of assets or sale of stock in subsidiaries and limitations on capital expenditures.

       In addition, the Company has provided a funding commitment to Sunset Station of up to an additional $25 million pursuant to a supplemental loan agreement (the "Supplemental Loan Agreement"). Sunset Station will be required to draw amounts under the Supplemental Loan Agreement in the event of the failure of certain financial covenants under the Sunset Loan Agreement. The Supplemental Loan Agreement expires on September 30, 2000. Loans under this funding commitment may be drawn down beginning on the last day of the first full calendar quarter ending after Sunset Station opens for business in the amount of up to $10 million during the first year after such date, up to $10 million during the second year after such date and up to $5 million during the third year after such date. Sunset Station will pay interest at a rate per annum equal to the three month Eurodollar Rate, the interest being payable solely in the form of commensurate additions to the principal of the Supplemental Loans. The funding commitments under the Supplemental Loan Agreement are subject to limitations imposed by the indentures governing the Company's existing senior subordinated notes and the Company's reducing revolving bank credit facility.

3.     COMMITMENTS AND CONTINGENCIES

EQUIPMENT LEASE

       In connection with the Sunset Loan Agreement, the Company has entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of $40.0 million, dated as of September 25, 1996 (the "Operating Lease") between the Company and First Security Trust Company of Nevada. The Operating Lease expires on October 31, 2000 and carries a lease rate of 225 basis points over the Eurodollar Rate. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with financial terms substantially similar to the Operating Lease. In the event that Sunset Station elects to purchase the Equipment, the Company has provided a funding commitment up to the amount necessary for such purchase pursuant to the Supplemental Loan Agreement.

       In connection with the Operating Lease, the Company also entered into a participation agreement, dated as of September 25, 1996 (the "Participation Agreement") with the trustee, as lessor under the Operating Lease, and holders of beneficial interests in the Lessor Trust (the "Holders").

                             STATION CASINOS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

3.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pursuant to the Participation Agreement, the Holders will advance funds to the trustee for the purchase by the trustee of, or to reimburse the Company for the purchase of the Equipment, which will then be leased to the
Company, and in turn subleased to Sunset Station. Pursuant to the Participation Agreement, the Company also agreed to indemnify the Lessor and the Holders against certain liabilities.

LAND OPTIONS

       The Company has entered into various option agreements whereby the Company has the option to acquire or lease land for the development of existing and potential new gaming projects with purchase prices totaling $31.0 million. In consideration for these options, the Company has paid or placed in escrow $3.9 million at September 30, 1996, all of which would be forfeited should the Company not exercise its options to acquire or lease the land.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (amounts in thousands)
                                 (unaudited)

1.    OVERVIEW
The following table highlights the results of operations for the Company and its subsidiaries:

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                      ------------------------    ------------------------
                                         1996          1995          1996          1995
                                      ----------    ----------    ----------    ----------
NEVADA OPERATIONS:
------------------
PALACE STATION
Net revenues..................        $  34,180     $  32,025     $  68,500     $  65,460
Operating income..............        $   8,292     $   6,866     $  16,185     $  14,544
EBITDA (1)....................        $  10,299     $   9,332     $  20,230     $  19,489

BOULDER STATION
Net revenues..................        $  35,645     $  28,751     $  70,044     $  55,885
Operating income..............        $   9,390     $   6,146     $  18,213     $  12,405
EBITDA (1)....................        $  12,053     $   7,652     $  23,467     $  15,398

TEXAS STATION
Net revenues..................        $  20,016     $  18,227      $  39,804    $  18,227
Operating income..............        $     536     $   2,150      $   1,848    $   2,150
EBITDA (1)....................        $   2,332     $   3,835      $   5,339    $   3,835

TOTAL NEVADA OPERATIONS:
Net revenues..................        $  89,841     $  79,003      $ 178,348    $ 139,572
Operating income..............        $  18,218     $  15,162      $  36,246    $  29,099
EBITDA (1)....................        $  24,684     $  20,819      $  49,036    $  38,722

MISSOURI OPERATIONS:
-------------------
ST. CHARLES STATION
Net revenues...................       $  41,292     $  32,448     $  80,817     $  57,887
Operating income...............       $   9,690     $   7,121     $  18,230     $  10,545
EBITDA (1).....................       $  12,762     $   9,891     $  24,082     $  16,063

STATION CASINOS, INC. AND OTHER
-------------------------------
Net revenues...................       $   6,901     $   8,382     $  14,309     $  16,510
Operating income...............       $  (4,099)    $  (4,634)    $  (7,854)    $  (8,961)
EBITDA (1).....................       $  (3,368)    $  (3,766)    $  (6,404)    $  (7,329)


(1) "EBITDA" consists of operating income plus depreciation and amortization, including preopening expenses. EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash provided by operating activites as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that certain investors consider this information useful in the evaluation of the financial performance of companies with substantial depreciation and amortization.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


2.     RESULTS OF OPERATIONS

       THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1995.

       Consolidated net revenues increased 15.2% to $138.0 million for  the
three   months ended September 30, 1996, from $119.8 million in the   prior
year.  This increase in net revenues is primarily due to strong results  at
Boulder   Station and St. Charles Station, as well as increases  at  Palace
Station and Texas Station. Nevada Operations contributed $89.8 million of net revenues for the three months ended September 30, 1996, an increase of $10.8 million over the prior year. St. Charles Station contributed $41.3 million of net revenues, an increase of $8.8 million over the prior year.
For   the   six  months ended September 30, 1996, consolidated net revenues
increased  27.8% to $273.5 million, as compared to $214.0 million  in   the
prior year.  Nevada Operations contributed $178.3 million of  net  revenues
for   the six months ended September 30, 1996, an increase of $38.8 million over the prior year. This improvement is primarily due to the increased operations from the expansion project at Boulder Station which opened in late November 1995, and the operations of Texas Station which opened in July 1995. St. Charles Station contributed $80.8 million of net revenues for the six months ended September 30, 1996, an increase of $22.9 million
over the prior year.   For  the  six  months  ended September 30, 1995, net
revenues and operating income at St. Charles Station were adversely impacted by flooding on the Missouri River, which closed operations for 16 days and
disrupted operations through the balance of  the  quarter.   During the six
months  ended  September  30,  1996,  the improved   results at St. Charles
Station were achieved despite disruption created  from  the construction of
a  new  parking  garage  and   elevated  roadway, which opened in May 1996,
and construction related to the further development of the property's master plan. Flooding on the Missouri River did occur again in May 1996,
however  the  newly   completed   parking   garage  and   elevated  roadway
served one of its  intended  purposes  in  minimizing  business  disruption
caused by  the  flood.  St. Charles Station  did   incur approximately $0.7
million of  expense  related  to preparation for the  flood and   resulting
clean-up   costs.   In  addition  to  minimizing   disruptions  caused   by
flooding,  the  parking  garage  and   elevated   roadway  provide improved
access to the gaming facility and are the foundation for future phases of the St. Charles Station master plan.

       Operating income increased 34.9% to $23.8 million for the three months ended September 30, 1996, from $17.6 million in the prior year. For the six months ended September 30, 1996 operating income increased 51.9% to $46.6 million, from $30.7 million in the prior year. These improvements are due to the factors discussed above. The improvement in operating income, offset by an increase in net interest expense of $0.6 million, an increase of $1.5 million in the income tax provision and dividends of $1.8 million on the convertible preferred stock issued in March 1996, resulted in net income applicable to common stock of $8.3 million, or earnings per common share of $0.24 for the three months ended September 30, 1996, compared to net income applicable to common stock of $7.3 million, or earnings per common share of $0.21 in the prior year. For the six months ended September 30, 1996, the improved results, partially offset by an increase in net interest expense of $1.4 million, an increase in the income tax provision of $4.6 million and dividends of $3.6 million on the convertible preferred stock, resulted in net income applicable to common stock of $16.0 million, or earnings per common share of $0.45, compared to net income applicable to common stock of $10.8 million or earnings per share of $0.33 in the prior year.

       CASINO. Casino revenues increased 16.3% to $107.4 million for the three months ended September 30, 1996, from $92.4 million in the prior year. This increase is directly related to the improved results at Boulder Station and St. Charles Station. Casino revenues increased $5.6 million and $6.7 million for Boulder Station and St. Charles Station, respectively, for the three months ended September 30, 1996. For the six months ended September 30, 1996, casino revenues increased 29.3% to $212.1 million, from $164.0 million in the prior year. This increase is due to a full six months of operations at

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.     RESULTS OF OPERATIONS (CONTINUED)

Texas Station, as well as improved results at both Boulder Station and St. Charles Station. Casino revenues increased $30.0 million and $18.7 million for the Nevada Operations and St. Charles Station, respectively.

       Casino expenses increased 25.6% to $48.0 million for the three months ended September 30, 1996, from $38.2 million in the prior year. For the
six   months ended September 30, 1996,  casino expenses increased  36.8% to
$93.3 million, from $68.2 million in the prior year. These increases in casino expenses are consistent with the increases in casino revenues discussed above.

       FOOD AND BEVERAGE. Food and beverage revenues increased 17.5% to $21.5 million for the three months ended September 30, 1996, from $18.3 million in the prior year. Food and beverage revenues for the Nevada Operations increased $1.2 million, while the results at St. Charles Station
improved  by  $2.0  million  due  to  the   addition   of two  full-service
restaurants in October 1995. For the six months ended September 30, 1996, food and beverage revenues increased 35.0% to $42.6 million, from $31.6
million  in  the  prior year.  This  improvement is primarily   due  to  an
increase in food and beverage revenues at St. Charles Station of $3.8 million, resulting from the new restaurants, and an increase of $5.2 million related to Texas Station which opened in July 1995.

       Food and beverage net profit margins improved to 24.6% for the three months ended September 30, 1996, from 18.6% in the prior year. For the six months ended September 30, 1996, food and beverage net profit margin improved to 24.3%, from 20.2% in the prior year. These increases in net margin are primarily due to improvements at the Nevada Operations as a result of continued focus on cost control and strong margins at St. Charles Station with the addition of the two full-service restaurants.

       ROOM. Room revenues increased 10.8% to $6.2 million for the three months ended September 30, 1996, from $5.6 million in the prior year. For the six months ended September 30, 1996, room revenues increased 17.3% to $12.7 million, from $10.8 million in the prior year. This increase is due primarily to the addition of Texas Station with a total of 200 rooms which contributed an increase of $1.2 million of room revenues for the six months ended September 30, 1996. The Company-wide room occupancy increased to 97% from 95%, while the average daily room rate increased to $45 from $42 for the three months ended September 30, 1996. For the six months ended September 30, 1996, the Company-wide occupancy increased to 97% from 95%, while the average daily room rate increased to $46 from $43.

       OTHER. Other revenues increased 12.2% to $11.5 million for the three months ended September 30, 1996, from $10.2 million in the prior year. This increase is due primarily to $0.5 million for the Company's interest in the operating income of Barley's Casino & Brewing Company which opened in January 1996, $0.9 million of lease income from the lease of a riverboat gaming facility and combined increases in other revenues at the Company's other operating properties of $1.5 million, offset by lost revenues of $1.5 million from the vending division of Southwest Services which was sold in September 1995.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") increased 5.1% to $27.1 million for the three months ended September 30, 1996, from $25.8 million in the prior year. For the six months ended September 30, 1996, SG&A increased 20.7% to $55.6 million from $46.1 million in the prior year. This increase is primarily due to the addition of Texas Station in July 1995. SG&A as a percentage of net revenues decreased to 19.6% from 21.5% for the three months ended September 30, 1996. For the six months ended September 30, 1996, SG&A as a percentage of net revenues decreased to 20.3%, from 21.5% in the prior year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.     RESULTS OF OPERATIONS (CONTINUED)

       CORPORATE EXPENSES. Corporate expenses increased 13.3% to $4.4 million for the three months ended September 30, 1996, from $3.9 million for the same period of fiscal year 1996. For the six months ended
September  30,  1996, corporate expenses increased  16.2%  to $8.6 million, from $7.4 million in the prior year. These increases are attributable to increases in personnel infrastructure to manage the Company's new properties and development plans for the remainder of fiscal year 1997 and 1998. Corporate expenses decreased to 3.2% of net revenues for the three months ended September 30, 1996, from 3.3% in the prior year. For the six months ended September 30, 1996, corporate expenses decreased to 3.2% of net revenues, from 3.5% in the prior year.

       DEVELOPMENT EXPENSES. Development expenses decreased significantly for the three months ended September 30, 1996 compared to the prior year. This decrease is the result of reduced efforts to identify potential gaming opportunities. Such costs are incurred by the Company in its efforts to identify and pursue potential gaming opportunities in selected jurisdictions, including those in which gaming has not been approved. The Company expenses development costs including lobbying, legal and consulting until such time as the jurisdiction has approved gaming and the Company has identified a specific site. Costs incurred subsequent to these criteria being met are capitalized.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 22.3% to $10.3 million for the three months ended September 30, 1996, from $8.4 million in the same period of fiscal year 1996. For the six months ended September 30, 1996, depreciation and amortization increased 26.6% to $20.1 million, from $15.9 million in the prior year. Texas Station contributed $2.7 million of this increase. Depreciation expense at Boulder Station increased $1.1 million and $2.2 million for the three and six months ended September 30, 1996, respectively, primarily as a result of the parking garage and entertainment facilities added during
mid-fiscal year  1996.    These increases were  offset  by  decreases  in
depreciation expense of $0.5 million and $0.9 million at Palace Station for the three and six months ended September 30, 1996, respectively.

       INTEREST EXPENSE, NET. Interest costs incurred (expensed and capitalized) increased 76.6% to $13.1 million for the three months ended September 30, 1996. For the six months ended September 30, 1996, interest costs were $26.1 million, a 66.9% increase over the prior year. This increase is primarily attributable to added interest costs associated with the 10 1/8% senior subordinated notes issued by the Company in March 1996. The Company recorded interest income of $0.7 million for the three months ended June 30, 1996, from investments in tax free municipal securities purchased with the excess proceeds of  the  public  offerings completed  in  March 1996.  Capitalized interest is expected to continue to grow due to the construction of new casino facilities in Las Vegas and Missouri, as well as ongoing improvements at the Company's existing facilities (see "Liquidity and Capital Resources").


3.     LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal sources of capital consist of cash flows from operating activities, borrowings under bank credit facilities, proceeds from equity and debt offerings, and vendor and lease financing of equipment.

       During the six months ended September 30, 1996, the Company's sources of capital included borrowings under the Company's reducing revolving bank
credit facility of $73.0 million, cash flows from operating   activities of
$52.2  million,  net  proceeds  from  the  exercise  of  the  underwriters'
over-allotment  option  to  purchase  an   additional   270,000  shares  of
convertible  preferred stock related to   1,800,000 shares   of convertible
preferred stock issued by the Company on March 29, 1996 of $13.1 million and excess cash invested from the March 29, 1996 issuance of convertible preferred stock and senior

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.     LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

subordinated  notes.   At   September 30, 1996,  the Company had  available
borrowings  of  $303.0  million  under   its   reducing   revolving  credit
facility  and  $30.6  million in cash and cash equivalents.

       During the six months ended September 30, 1996, total capital expenditures were approximately $218.8 million, of which approximately (i) $124.7 million was associated with the development and construction of Kansas City Station, (ii) $26.5 million was associated with the development and construction of Sunset Station, (iii) $14.7 million was associated with the construction of a 4,000 space parking structure and elevated roadway at St. Charles Station, which opened in May 1996, (iv) $27.6 million was associated with the construction of the next phase of the St. Charles Station master plan and (v) $25.3 million was associated with various other projects and maintenance capital expenditures.

       The Company's primary requirements during the remainder of fiscal year 1997 are expected to include the following:

  .    Station Casino Kansas  City  -  The  Company  anticipates  that  the
       project  will  cost  approximately   $255.0 million  (excluding  net
       construction period interest and preopening expenses), of which approximately $184.9 million had been incurred as of September 30, 1996. Station Casino Kansas City is being constructed on 171 acres, and will feature a casino, hotel, and dining and entertainment facilities. The property is expected to open in the last quarter of calendar year 1996.

  . Sunset Station - The Company anticipates that the project will cost approximately $160.0 million (excluding net construction period interest and preopening expenses), of which approximately $55.5 million had been incurred as of September 30, 1996. Sunset Station is being constructed on approximately 100 acres in the Henderson/ Green Valley area of Las Vegas and will feature a casino, hotel, and dining and entertainment facilities. The project is expected to be completed in mid-calendar year 1997.

  . Texas Station Parking Garage - The Company anticipates that the 1,044-space parking garage, which will be located on the south
       side  of  the  facility,  will   cost   approximately  $6.7  million
       (excluding    net    construction    period    interest),  of  which
       approximately $3.2 million had been incurred as of September 30, 1996. This project is expected to be completed during the fourth quarter of calendar year 1996.

  . Boulder Station Hotel Expansion - The Company anticipates that the 507-room, 18-story hotel project will cost approximately $34.0 million (excluding net construction period interest and preopening expenses), of which approximately $1.2 million in design costs had been incurred as of September 30, 1996. The project is expected to be completed within 10 to 12 months from the commencement of construction, which is expected to begin in the first quarter of calendar year 1997.

  . Station Casino St. Charles Master Plan - The Company is currently evaluating the timing and scope of the next phase of the master plan and had incurred approximately $42.4 million (excluding net construction period interest and preopening expenses) as of September 30, 1996, related to this project. The completed master plan includes a new gaming and entertainment complex comprised of a two-story land-based restaurant and entertainment facility with gaming space on the first level of each of two adjoining gaming facilities. The gaming facilities will be docked in a man-made backwater basin adjacent to the Missouri River.

       Other planned uses of capital include (i) the payment of construction contracts payable of approximately $55.1 million as of September 30, 1996, (ii) maintenance capital expenditures at Palace

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.     LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Station,  Boulder  Station, Texas Station, St.  Charles  Station  and   the
Southwest     Companies,    (iii)   principal    and    interest   payments
indebtedness, (iv) dividend payments on convertible preferred   stock,  and
(v) general corporate purposes, including certain elements of other planned improvements and expansion at the Company's existing facilities. The Sunset Loan Agreement requires the Company to contribute $52.0 million of equity to the Sunset Station project, which was met as of September 30, 1996. The Company is considering an expansion at Texas Station that
would include   50,000  square   feet of   additional   casino,  restaurant
entertainment space and a 2,200-space  parking structure on the  north side
of   the  facility.   This  expansion would  provide  improved access   and
interaction between the existing movie theater complex, casino, restaurants
and other entertainment venues at Texas Station,  similar   to that   which
exists  at   Boulder  Station.   The  Company  will  capitalize significant
preopening expenses associated with its construction projects, which amounts will be expensed upon the opening of the related project and could
have   a   material   adverse  impact   on  the  Company's   earnings.   As
of September 30, 1996, the Company had incurred $7.7 million of preopening expenses related to Kansas City Station and will continue to incur a
significant amount of such costs through the date of opening.   The Company
believes that cash flows from operations, borrowings under the reducing revolving bank credit facility, borrowings under the Sunset Loan Agreement,
vendor  and  lease financing of equipment   and existing cash balances will
be adequate to  satisfy  the Company's anticipated  uses of capital  during
the remainder  of   fiscal   year  1997.  The Company, however, continually
is evaluating the  financing  needs  of  its current and  planned projects.
If   more   attractive   financing   alternatives  become  available to the
Company, the Company may amend its financing plans with  respect   to  such
projects, assuming such financing would be permitted under its debt agreements (see "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

       The Company's plans for the development of additional new gaming opportunities, as well as further expansion of the existing operations, may require substantial amounts of additional capital. The Company has entered into various options agreements to acquire or lease land for the development of existing and potential new gaming projects with purchase prices totaling $31.0 million as of September 30, 1996. In consideration for these options, the Company had paid or placed in escrow $3.9 million as of September 30, 1996, all of which would be forfeited should the Company not exercise its option to acquire or lease the land. To develop all of these projects, together with any new commitments the Company may enter into, the Company will be required to obtain additional capital through debt or equity
financings. There  can  be  no assurance that any such financing   would be
available to the Company or, if available, that any such financing would be available on favorable terms. As discussed below, the reducing revolving
bank credit facility, and the indentures  governing  the Company's   9 5/8%
and   10 1/8%   senior   subordinated   notes   limit   the  incurrence  of
additional  indebtedness by the Company and its subsidiaries   and  contain
various  financial   and   other  covenants.  In addition, the  Sunset Loan
Agreement  contains  similar  restrictions  related  to Sunset Station.

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

BANK FACILITY

       On  July  5, 1995,  the  Company  obtained a  $275  million reducing revolving  credit  facility,  a  portion  of  which  was  used to refinance
borrowings  under a previously  existing facility.   On March 25, 1996, the
Company amended and restated this bank facility, providing for borrowings up to an aggregate principal amount of $400 million, reduced to $376 million as of September 30, 1996 (the "Bank Facility"). As of September 30, 1996, the Company had borrowed $73.0 million under the Bank Facility. The Bank Facility is secured by substantially all of the assets of Palace Station,
Boulder Station,   Texas  Station,  St.  Charles  Station  and  Kansas City
Station (collectively,  the  "Borrowers").  The Company  and  the Southwest
Companies   guarantee   the   borrowings   under   the   Bank   Facility
(collectively  the "Guarantors").  The Bank

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.     LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Facility matures on September 30, 2000 and reduces
quarterly by varying amounts (including approximately $4.0 million for each quarter ending December 31, 1996 and March 31, 1997). Borrowings under the Bank Facility bear interest at a margin above the bank's prime rate or the Eurodollar Rate, as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Bank Facility, will vary quarterly based on the combined Borrower's and the Company's consolidated ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA").

       The Bank Facility contains certain financial and other covenants. These include a maximum funded debt to EBITDA ratio for the Borrowers combined of 3.00 to 1.00 for each fiscal quarter through June 30, 1997,
2.75  to  1.00  for   each   fiscal  quarter  through  June  30, 1998,  and
2.50 to 1.00 for each fiscal quarter thereafter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.35 to 1.00 for periods March 31, 1996 through June 30, 1997, and 1.50 to 1.00 for periods thereafter, a limitation on indebtedness, and limitations on capital expenditures. As of September 30, 1996, the Borrowers funded debt to EBITDA ratio was 0.77 to 1.00 and the fixed charge coverage ratio for the proceeding four quarters ended September 30, 1996, was 2.64 to 1.00. A tranche of the Bank Facility contains a Minimum Tangible Net Worth requirement for Palace Station ($10 million plus 95% of net income determined as of the end of each fiscal quarter with no reduction for net losses) and certain restrictions on distributions of cash from Palace Station to the Company. As of September 30, 1996, Palace Station's Tangible Net Worth exceeded the requirement by approximately $7.0 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

       In addition, the Bank Facility has financial covenants relating to the Company. These include prohibitions on dividends on or redemptions of the Company's common stock, restrictions on repayment of any subordinated debt, limitations on indebtedness beyond existing indebtedness, the Company's senior subordinated notes and up to $25 million of purchase money indebtedness, minimum consolidated net worth requirements for the Company of $165 million plus post October 1, 1995 preopening expenses, 95% of post October 1, 1995 net income (not reduced by net losses) and 100% of net equity offering proceeds, and limitations on capital expenditures. As of September 30, 1996, the Company's consolidated net worth exceeded the requirement by approximately $13.0 million. The Bank Facility also includes a maximum funded debt to EBITDA ratio for the Company on a consolidated basis of 4.75 to 1.00 for each fiscal quarter through September 30, 1997, 4.50 to 1.00 for the quarter ending December 31, 1997,
4.25 to 1.00 for the quarter ending March 31, 1998, 4.00 to 1.00 for each fiscal quarter through September 30, 1998 and 3.75 to 1.00 thereafter. As of September 30, 1996, the Company's funded debt to EBITDA ratio was 3.81
to  1.00.   In  addition,  the Bank Facility prohibits  the Company  from holding cash and cash equivalents in excess of the sum of the amounts necessary to make the next scheduled interest or dividend payments on the Company's senior subordinated notes and preferred stock, the amounts necessary to fund casino bankroll in the ordinary course of business and $2.0 million. The Guarantors waive certain defenses and rights including rights of subrogation and reimbursement. The Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and the Change of Control Triggering Event as defined in the indentures.

SENIOR SUBORDINATED NOTES

       The Company has $382.7 million, net of unamortized discount of $8.3 million, of senior subordinated notes outstanding as of September 30, 1996. $185.9 million of these notes bear interest, payable semi-annually, at a rate of 9 5/8% per year and $196.8 million of these notes bear interest, payable semi-

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.     LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

annually,  at  a  rate  of  10  1/8%  per year (collectively, the "Notes").
The indentures governing the   Notes  contain certain  customary  financial
and other covenants which prohibit the  Company and its  subsidiaries  from
incurring   indebtedness   (including   capital   leases)  other  than  (a)
non-recourse debt for certain specified subsidiaries, (b) certain equipment
financings,   (c)  the   Notes,  (d)  up  to  $15   million  of  additional
indebtedness, (e) additional indebtedness if, after giving effect  thereto,
a 2.00 to  1.00  pro  forma Consolidated Coverage Ratio (as   defined)  has
been  met,  (f)   Permitted  Refinancing  Indebtedness   (as defined),  (g)
borrowings of up to $72 million under the Bank Facility and (h) certain other indebtedness. As of September 30, 1996 the Company's Consolidated Coverage Ratio was 3.04 to 1.00. In addition, the indentures prohibit the Company from paying dividends on any of its capital stock unless at the time
of and after giving   effect   to  such dividend,  among  other things, the
aggregate amount  of  all  Restricted Payments   and Restricted Investments
(as  defined  in  the indentures,   and which  include any dividends on any
capital stock of  the  Company)  do   not exceed   the  sum  of  (i) 50% of
Cumulative  Consolidated  Net  Income  (as defined)   of  the Company (less
100% of any consolidated net losses),  (ii) certain   net proceeds from the
sale of equity securities of the  Company, and   (iii)   $15  million.  The
limitation on the incurrence of additional indebtedness and dividend restrictions in the indentures may significantly affect the Company's
ability to pay dividends on its  capital stock.    The Notes  also give the
holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the indentures) of the Company.

SUNSET STATION CONSTRUCTION/TERM LOAN AGREEMENT

       On September 25, 1996, Sunset Station, a wholly-owned subsidiary of the Company, entered into a Construction/Term Loan Agreement (the "Sunset Loan Agreement") with Bank of America National Trust and Savings Association, Bank of Scotland, Societe Generale and each of the other Lenders party to such agreement, pursuant to which Sunset Station has received a commitment for $110 million to finance the remaining development and construction costs of Sunset Station Hotel & Casino. In connection with the Sunset Loan Agreement, the Company entered into an operating lease for certain furniture, fixtures and equipment with a cost of $40.0 million.

       The loan under the Sunset Loan Agreement is evidenced by a first mortgage term note in the amount of $110 million (the "Note") which is nonrecourse to the Company, except as to certain construction matters pursuant to a completion guarantee dated as of September 25,
1996,  executed   by  the  Company on behalf of Sunset  Station.  The  Note
matures on September 30, 2000 and will reduce $1.8 million for each fiscal quarter ending March 31, 1998 through December 31, 1998, $2.3 million for each fiscal quarter ending March 31, 1999 through December 31, 1999, and $2.0 million for the fiscal quarters ending March 31, 2000 and June 30, 2000. In addition, the Note is subject to prepayment subsequent to July 31, 1998 by an amount equal to a specified percentage of Excess Cash Flow, as defined. The Note carries an interest rate of 375 basis points over the Eurodollar Rate (as defined in the Sunset Loan Agreement). The Note is secured by substantially all of the assets of Sunset Station, including a leasehold deed of trust with respect to a portion of the real property on which Sunset Station Hotel & Casino is being constructed, which portion is subject to a sublease from the Company to Sunset Station, a deed of trust with respect to the remainder of such property which is owned by Sunset Station and an assignment of an operating lease agreement for certain furniture, fixtures and equipment to be used by Sunset Station.

       The Sunset Loan Agreement contains certain customary financial and other covenants including a minimum fixed charge coverage ratio as of the last day of any quarter after the opening of Sunset Station Hotel & Casino of not less than 1.10 to 1.00, a maximum senior funded debt to EBITDA ratio after opening of 4.50 to 1.00 for the first quarter reducing by varying amounts each quarter thereafter to

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.     LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

3.25 to 1.00 for the tenth quarter and each quarter thereafter, and a minimum net worth as of any quarter after opening of not less then $52.0 million plus 80% of net income for each quarter after opening, plus 100% of any additional equity contributions by the Company and Supplemental
Loans,   as   defined. In  addition,   the  agreement  places  restrictions
on indebtedness and guarantees, dividends, stock redemptions, sale of assets or sale of stock in subsidiaries and limitations on capital expenditures.

       In addition, the Company has provided a funding commitment to Sunset Station of up to an additional $25 million pursuant to a supplemental loan agreement (the "Supplemental Loan Agreement"). Sunset Station will be required to draw amounts under the Supplemental Loan Agreement in the event of the failure of certain financial covenants under the Sunset Loan Agreement. The Supplemental Loan Agreement expires on September 30, 2000. Loans under this funding commitment may be drawn down beginning on the last day of the first full calendar quarter ending after Sunset Station
opens   for  business in the amount of up to $10 million during  the first year  after such date, up to $10 million during the second year after such
date   and up to $5 million during the third year after such date.  Sunset
Station  will  pay interest at a rate per annum equal to the  three  month
Eurodollar  Rate,  the  interest  being payable  solely  in  the   form of
commensurate  additions to the principal of the  Supplemental  Loans.  The
funding   commitments under the Supplemental Loan Agreement are subject to limitations  imposed  by  the  indentures governing the Notes and the Bank
Facility.

       The Company has also entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of $40.0 million, dated as of September 25, 1996 (the "Operating Lease") between the Company and First Security Trust Company of Nevada. The Operating Lease expires on
October 31,   2000 and   carries a  lease rate of 225 basis points over the
Eurodollar  Rate.   The  Company has  entered  into  a sublease with Sunset
Station for the Equipment pursuant to an operating lease with financial terms
substantially  similar to the Operating Lease.  In the event   that  Sunset
Station   elects  to  purchase  the Equipment, the Company  has provided  a
funding   commitment up to the amount necessary for such purchase  pursuant to the Supplemental Loan Agreement.

       In connection with the Operating Lease, the Company also entered into
a  participation   agreement,   dated  as  of   September   25,  1996  (the
"Participation Agreement") with the trustee, as lessor under the  Operating
Lease,   and  holders  of  beneficial interests in the  Lessor Trust   (the
"Holders").    Pursuant to the Participation Agreement,  the Holders   will
advance  funds to the trustee for the purchase by the trustee  of,  or   to
reimburse  the Company for the purchase of the Equipment, which will   then
be   leased  to  the  Company,  and in turn subleased  to  Sunset  Station.
Pursuant  to  the  Participation Agreement, the  Company  also  agreed   to
indemnify the Lessor and the Holders against certain liabilities.

COMMON STOCK

       The  Company is authorized to issue up to 90,000,000 shares  of  its
common   stock, $.01 par value per share, 35,318,057 shares of  which  were
issued   and  outstanding as of September 30, 1996.   Each  holder of   the
Company's  common stock (the "Common Stock") is entitled to one  vote   for
each  share  held  of  record  on  each matter  submitted  to a   vote   of
stockholders.    Holders  of the Common Stock have  no cumulative   voting,
conversion,  redemption or preemptive rights or other rights to   subscribe
for additional shares. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board
of   Directors  out  of funds legally available therefor  as well  as   any
distributions   to  the  stockholders and, in  the  event of   liquidation,
dissolution or winding up of the Company, is entitled to share ratably   in
all assets of the Company remaining after payment of liabilities.

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

  CONVERTIBLE PREFERRED STOCK

       As of September 30, 1996, the Company has 2,070,000 shares of Convertible Preferred Stock outstanding, each with a liquidation preference of $50.00 per share plus an amount equal to any accumulated and unpaid dividends at the annual rate of $3.50 per share, or 7.0% of such liquidation preference. Such dividends accrue and are cumulative from the date of issuance and are payable quarterly. The Convertible Preferred Stock is convertible at the option of the holder thereof at any time, unless previously redeemed, into shares of Common Stock at an initial conversion rate of 3.2573 shares of Common Stock for each share of Convertible Preferred Stock (equivalent to a 24.0% conversion premium per share of Common Stock), subject to adjustment in certain circumstances. The Company may reduce the conversion price of the Convertible Preferred Stock by any amount for any period of at least 20 days, so long as the decrease is irrevocable during such period. The Convertible Preferred Stock is redeemable, at the option of the Company, in whole or in part, for shares of Common Stock, at any time after March 15, 1999, initially at a price of $52.45 per share of Convertible Preferred Stock, and thereafter at prices decreasing annually to $50.00 per share of Convertible Preferred Stock on and after March 15, 2006, plus accrued and unpaid dividends. The Common Stock to be issued is determined by dividing the redemption price by the lower of the average daily closing price for the Company's Common Stock for the preceding 20 trading days or the closing price of the Company's Common Stock on the first business day preceding the date of the redemption notice. Any fractional shares would be paid in cash. There is no mandatory sinking fund obligation with respect to the Convertible Preferred Stock. The holders of the Convertible Preferred Stock do not have any voting rights, except as required by applicable law and except that, among other things, whenever accrued and unpaid dividends on the
Convertible Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Convertible Preferred Stock, the holders of the Convertible Preferred Stock, voting separately as a class with the holders of any other series of parity stock upon which like voting rights have been conferred and are exercisable, will be entitled to elect two directors to the Board of Directors until dividend arrearage has been paid or amounts have been set apart for such payment. The Convertible Preferred Stock is senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding up.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.     LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

FORWARD-LOOKING STATEMENTS

       This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 21E. All forwardlooking statements involve risks and uncertainties. Although the Company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not materially differ from its expectations. Factors that could cause actual results to differ materially from expectations include, among other things, the Company's competition, the limitations on capital resources imposed by the Company's bank facility and the terms of the indentures governing the Company's senior subordinated debt, the Company's ability to meet its interest expense and principal repayment obligations, the Company's ability to obtain licenses for its new projects, loss of the Company's riverboat and dockside facilities from service, construction risks, the Company's dependence on key gaming markets, the Company's ability to take advantage of new gaming development opportunities and gaming regulations. For other factors that may cause actual results to materially differ from expectations and underlying assumptions, refer to the Registration Statement on Form S-3 (File No. 333-1102) (and particularly the section labeled "Risk Factors" therein) and periodic reports, including the Annual Report on Form 10-K for the year ended March 31, 1996, filed by the Company with the Securities and Exchange Commission (and particularly the section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" therein). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

PART II-OTHER INFORMATION

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

       Motions to Dismiss the Poulos/Ahearn and Schreier cases were filed by Defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996. On May 31, 1996, an Amended Compliant was filed, naming William H. Poulos, et. al, as plaintiff. Motions to Dismiss are before the Court. On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Compliant. Defendants filed motions to Dismiss the Amended Compliant, which are pending before the Court. The Ahearn case was not refiled. Management believes that the claims are wholly without merit and does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

       A  suit  seeking  status  as a class action  lawsuit  was  filed  by plaintiffs, Thomas Hyland and Zelijko Ranogajel, et. al, as class representative, on May 25, 1995, in the United States District Court, District of New Jersey, Camden Division, naming 80 credit reporting agencies and casino operators, including the Company. The lawsuit alleges that the exclusion of blackjack players who "count cards" from casinos and the sharing of information about them violates certain state and federal antitrust, consumer protection, and credit reporting statutes. On May 30, 1996, the Court dismissed this case.

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

ITEM 2.CHANGES IN SECURITIES - None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The  Company's  Annual Meeting of Stockholders was  held  August 20,
       1996.   At the meeting Frank J. Fertitta III, Chairman of the Board,
       Chief Executive Officer and President, Lorenzo J. Fertitta and Delise
       F. Sartini were re-elected to the Board of Directors to serve for a term of three years until the 1999 Annual Meeting of Stockholders. The result of the stockholder vote for each nominee was as follows:

                                In Favor       Withheld
                                ----------     --------
       Frank J. Fertitta III    33,732,882     176,714
       Lorenzo J. Fertitta      33,727,538     182,058
       Delise F. Sartini        33,732,740     176,856

       The Stockholders also approved an amendment to the Company's Stock Compensation Program, increasing the maximum aggregate number of shares of the Company's common stock subject to the Stock Compensation Program and qualifying the Stock Compenstation Program for certain tax benefits. The amendment was approved by the stockholders by a vote of 22,013,980 shares in favor, 7,064,496 shares opposed and 4,831,120 shares abstained or were broker nonvotes. Further, the Stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the 1997 fiscal year with 33,814,394 shares in favor, 70,201 shares opposed and 25,001 shares abstained.

ITEM 5.OTHER INFORMATION - None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits -

       Exhibit
       Number
       -------

       10 Standard Form of Agreement and General Conditions between owner and contractor, dated as of August 9, 1996, between Kansas City Station Corporation and Walton/Diggs Joint Venture.

       27    Financial Data Schedule

       (b) Reports on Form 8-K - The registrant filed no reports on Form 8-K during the three month period ended September 30, 1996.

                                 SIGNATURE

Pursuant   to the requirements of the Securities Exchange Act of 1934,  the
Registrant has duly caused this report to be signed on its behalf  by   the
undersigned thereunto duly authorized.

                              Station Casinos, Inc.,
                              Registrant



DATE: November 14, 1996       /s/ Glenn C. Christenson
                              ------------------------
                              Glenn C. Christenson,
                              Executive Vice President and Chief Financial
                              Officer (Principal Accounting Officer)