Form 10-Q
period 1996-12-31
STATION CASINOS INC
filed 1997-02-14
CIK 898660

                                UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13  OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1996
                               -----------------

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

                               (702) 367-2411
                               ---------------
            (Registrant's  telephone number,  including  area code)

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

          Class                             Outstanding at January 31, 1997
----------------------------                -------------------------------
Common stock, $.01 par value                           35,318,057

                           STATION CASINOS, INC.
                                   INDEX

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets (unaudited) -                 3
          December 31, 1996 and March 31, 1996

          Condensed Consolidated Statements of Operations (unaudited) -       4
          Three and Nine Months Ended December 31, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows (unaudited) -       5
          Nine Months Ended December 31, 1996 and 1995

          Notes to Condensed Consolidated Financial Statements (unaudited)    6

Item  2.  Management's Discussion and Analysis of Financial Condition and    10
          Results of Operations

PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings                                                  20

Item  2.  Changes in Securities                                              21

Item  3.  Defaults Upon Senior Securities                                    21

Item  4.  Submission of Matters to a Vote of Security Holders                21

Item  5.  Other Information                                                  21

Item  6.  Exhibits and Reports on Form 8-K                                   21

Signature                                                                    22

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             STATION CASINOS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)
                                  (unaudited)

                                                                                     DECEMBER 31,     MARCH 31,
                                                                                        1996            1996
                                                                                    -------------   -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................................     $    35,426     $   114,868
  Accounts and notes receivable, net...........................................          11,737           5,151
  Inventories..................................................................           2,587           2,299
  Prepaid expenses and other...................................................          14,255          11,121
                                                                                    -----------     -----------
      TOTAL CURRENT ASSETS.....................................................          64,005         133,439

Property and equipment, net....................................................         951,337         616,211
Land held for development......................................................          26,332          28,934
Other assets, net..............................................................          82,502          48,730
                                                                                    -----------     -----------
      TOTAL ASSETS.............................................................     $ 1,124,176     $   827,314
                                                                                    ===========     ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt............................................     $    19,843     $    23,256
  Accounts payable.............................................................          15,098          11,091
  Accrued payroll and related..................................................          13,344          11,519
  Construction contracts payable...............................................          84,761          27,879
  Accrued interest payable.....................................................           9,405           6,875
  Accrued expenses and other current liabilities...............................          19,995          16,706
                                                                                    -----------     -----------
      TOTAL CURRENT LIABILITIES................................................         162,446          97,326

Long-term debt, less current portion...........................................         629,209         441,742
Deferred income taxes, net.....................................................          17,438           9,776
                                                                                    -----------     -----------
      TOTAL LIABILITIES........................................................         809,093         548,844
                                                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01; authorized 5,000,000 shares; 2,070,000
    and 1,800,000 convertible preferred shares issued and outstanding..........         103,500          90,000
  Common stock, par value $.01; authorized 90,000,000 shares; 35,318,057
    and 35,303,346 shares issued and outstanding...............................             353             353
  Additional paid-in capital...................................................         167,397         167,623
  Deferred compensation - restricted stock.....................................          (1,371)         (1,811)
  Retained earnings............................................................          45,204          22,305
                                                                                    -----------     -----------
      TOTAL STOCKHOLDERS' EQUITY...............................................         315,083         278,470
                                                                                    -----------     -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................     $ 1,124,176     $   827,314
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

                             STATION CASINOS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)
                                  (unaudited)


                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          DECEMBER 31,                DECEMBER 31,
                                                     ---------------------       ---------------------
                                                        1996         1995          1996         1995
                                                     ----------   ---------      ---------    --------
OPERATING REVENUES:
  Casino.........................................    $ 102,002    $  94,621      $ 314,074    $ 258,581
  Food and beverage..............................       20,954       19,562         63,580       51,135
  Room...........................................        7,053        6,432         19,711       17,223
  Other..........................................       12,440        9,627         35,192       29,069
                                                     ---------    ---------      ---------    ---------
     Gross revenues..............................      142,449      130,242        432,557      356,008
  Less promotional allowances....................       (8,682)      (7,330)       (25,316)     (19,131)
                                                     ---------    ---------      ---------    ---------
     Net revenues................................      133,767      122,912        407,241      336,877
                                                     ---------    ---------      ---------    ---------

OPERATING COSTS AND EXPENSES:
  Casino.........................................       45,976       39,942        139,254      108,114
  Food and beverage..............................       15,499       16,007         47,774       41,199
  Room...........................................        2,328        2,400          7,425        6,742
  Other..........................................        5,659        5,762         16,919       19,222
  Selling, general and administrative............       26,781       24,894         82,387       70,982
  Corporate expenses.............................        4,735        4,075         13,377       11,509
  Development expenses...........................          377          606            979        2,430
  Depreciation and amortization..................       10,876        9,347         30,968       25,221
  Preopening expenses............................            -          927              -        1,825
                                                     ---------    ---------      ---------    ---------
                                                       112,231      103,960        339,083      287,244
                                                     ---------    ---------      ---------    ---------
OPERATING INCOME.................................       21,536       18,952         68,158       49,633

OTHER INCOME (EXPENSE):
  Interest expense, net..........................       (7,631)      (7,593)       (23,891)     (22,424)
  Other..........................................         (116)         150            (50)       1,289
                                                     ---------    ---------      ---------    ---------
INCOME BEFORE INCOME TAXES.......................       13,789       11,509         44,217       28,498
  Income tax provision...........................       (5,033)      (4,149)       (15,884)     (10,369)
                                                     ---------    ---------      ---------    ---------

NET INCOME.......................................        8,756        7,360         28,333       18,129
PREFERRED STOCK DIVIDENDS........................       (1,812)           -         (5,434)           -
                                                     ---------    ---------      ---------    ---------

NET INCOME APPLICABLE TO COMMON STOCK............    $   6,944    $   7,360      $  22,899    $  18,129
                                                     =========    =========      =========    =========

EARNINGS PER COMMON SHARE........................    $    0.20    $    0.21      $    0.65    $    0.54
                                                     =========    =========      =========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......       35,318       35,303         35,315       33,499
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

                             STATION CASINOS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                                       NINE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                    ------------------------
                                                                       1996          1995
                                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................   $   28,333    $   18,129
                                                                    ----------    ----------
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization.................................       30,968        25,221
   Preopening expenses...........................................            -         1,825
   Increase in deferred income taxes.............................        7,772         5,731
   Changes in assets and liabilities:
     Increase in accounts and notes receivable, net..............       (6,586)       (3,252)
     Increase in inventories and prepaid expenses and other......       (3,532)       (4,848)
     Increase in accounts payable................................        4,007         3,507
     Increase (decrease) in accrued expenses and other current
        liabilities..............................................        7,384        (1,250)
   Other, net....................................................        5,196         4,040
                                                                    ----------    ----------
          Total adjustments......................................       45,209        30,974
                                                                    ----------    ----------
     Net cash provided by operating activities...................       73,542        49,103
                                                                    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..........................................     (373,496)     (198,588)
   Increase in construction contracts payable....................       56,882         9,897
   Other, net....................................................      (22,659)       (2,826)
                                                                    ----------    ----------
     Net cash used in investing activities.......................     (339,273)     (191,517)
                                                                    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under bank credit facilities, net..................      206,000        87,000
   Proceeds from the issuance of notes payable...................        2,250        28,950
   Principal payments on notes payable...........................      (25,147)      (29,827)
   Proceeds from the issuance of convertible preferred stock.....       13,095             -
   Proceeds from the issuance of common stock....................            -        77,360
   Preferred stock dividends.....................................       (5,174)            -
   Other, net....................................................       (4,735)       (6,685)
                                                                    ----------    ----------
     Net cash provided by financing activities...................      186,289       156,798
                                                                    ----------    ----------
CASH AND CASH EQUIVALENTS:
   (Decrease) increase in cash and cash equivalents..............      (79,442)       14,384
   Balance, beginning of period..................................      114,868        16,961
                                                                    ----------    ----------
   Balance, end of period........................................   $   35,426    $   31,345
                                                                    ==========    ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest, net of amounts capitalized............   $   18,287    $   24,833
   Cash paid for income taxes....................................   $    5,950    $    7,568
   Property and equipment purchases financed by debt.............   $      361    $   24,877



               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                      STATION CASINOS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.  BASIS OF PRESENTATION

    Station Casinos, Inc. (the "Company"), a Nevada Corporation, is an established multi-jurisdicitional gaming enterprise that currently owns and operates casino properties in Las Vegas, Nevada, St.
Charles, Missouri and beginning January 16, 1997, Kansas City, Missouri. The Company also owns and provides slot route management services in Southern Nevada and Louisiana. Additionally, the Company is constructing a new casino property in Las Vegas scheduled to open in mid-summer 1997.

    The accompanying condensed consolidated financial statements include the accounts of Station Casinos, Inc. and its wholly-owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), Texas Station, Inc. ("Texas Station"), Sunset Station, Inc. ("Sunset Station") (currently under development), St. Charles Riverfront Station, Inc. ("St. Charles Station"), Kansas City Station Corporation ("Kansas City Station") and the Southwest Companies. The Southwest Companies include Southwest Services, Inc., Southwest Gaming Services, Inc. ("SGSI"), Southwest Gaming of Louisiana and SGSI's wholly-owned subsidiaries, Tropicana Caboose, Inc. and Nellis Caboose, Inc. Material intercompany accounts and transactions have been eliminated.

    The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended December 31, 1996 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

RECLASSIFICATIONS

    Certain reclassifications have been made to the financial statements for the three and nine months ended December 31, 1995 to conform to the financial statement presentation for the three and nine months ended December 31, 1996. These reclassifications had no effect on net income.

                      STATION CASINOS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

2.   LONG-TERM DEBT
Long-term debt consists of the following:

                                                                           December 31,    March 31,
                                                                              1996            1996
                                                                           -------------    ---------
STATION CASINOS, INC  (EXCLUDING SUNSET STATION):
-------------------------------------------------
Reducing revolving credit facility, secured by substantially all  of  the  assets of Palace Station, Boulder Station,
    Texas Station, St. Charles Station and Kansas City Station,
    $372 million limit at December 31, 1996, reducing quarterly by varying amounts until September 2000 when the remaining principal balance is due, interest at a margin above the bank's
    prime rate or the Eurodollar Rate (6.98% at December 31, 1996)......   $   183,500      $         -
9 5/8% senior subordinated notes, payable interest only
    semi-annually, principal due June 1, 2003, net of unamortized
    discount of $6.9 million at December 31, 1996.......................       186,060          185,531
10 1/8%  senior  subordinated  notes, payable interest only
    semiannually, principal due March 15, 2006, net of unamortized
    discount of $1.2 million at December 31, 1996.......................       196,798          196,737
Notes payable to banks and others, collateralized by slot machines and related equipment, monthly installments including interest
    ranging from 6.81% to 7.56%.........................................        17,773           24,726
Capital lease obligations, collateralized by furniture
    and equipment.......................................................         9,225           12,171
Other long-term debt....................................................        33,196           45,833
                                                                           -----------      -----------
         Total..........................................................       626,552          464,998

SUNSET STATION, INC.:
---------------------
$110 million Sunset Station first mortgage construction/term loan agreement, secured by substantially all of the assets of Sunset
    Station, interest at a margin of 375 basis points above the Eurodollar
    Rate (9.38% at December 31, 1996), due September 2000...............        22,500               -
                                                                           -----------      -----------
         Total long-term debt...........................................       649,052          464,998
Current portion of long-term debt.......................................       (19,843)         (23,256)
                                                                           -----------      -----------
         Total long-term debt, less current portion.....................   $   629,209      $   441,742
                                                                           ===========      ===========

     On September 25, 1996, Sunset Station, a wholly-owned subsidiary of the Company, entered into a Construction/Term Loan Agreement (the "Sunset Loan Agreement") with Bank of America National Trust and Savings Association, Bank of Scotland, Societe Generale and each of the other Lenders party to such agreement, pursuant to which Sunset Station has received a commitment for $110 million to finance the remaining development and construction costs of Sunset Station Hotel & Casino. In connection with the Sunset Loan Agreement, the Company also entered into an operating lease for certain furniture, fixtures and equipment with a cost of $40 million. (See Note 3)

     The Sunset Loan Agreement includes a first mortgage term note in the amount of $110 million (the "Note") which is non-recourse to the Company, except as to certain construction matters pursuant to a completion guarantee dated as of September 25, 1996, executed by the Company on behalf of Sunset Station. The Note will reduce $1.8 million for each fiscal quarter ending March 1998 through December 1998, $2.3 million for each fiscal quarter ending March 1999 through December 1999, and $2.0 million for the fiscal quarters ending March 2000 and June 2000 and matures in September 2000. In addition, the Note is subject to prepayment subsequent to July 1998 by an amount equal to a specified percentage of Excess Cash Flow, as defined. The Note carries an interest rate of 375 basis points above the Eurodollar Rate (as defined in the Sunset Loan

                      STATION CASINOS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

2.   LONG-TERM DEBT (CONTUNUED)

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

     The Sunset Loan Agreement contains certain customary financial and other covenants including a minimum fixed charge coverage ratio as of the last day of any quarter after the opening of Sunset Station Hotel & Casino of not less than 1.10 to 1.00, a maximum senior funded debt to earnings before interest, taxes, depreciation and amortization ratio after opening of 4.50 to 1.00 for the first quarter, reducing by varying amounts on certain quarters thereafter to 3.25 to 1.00 for the tenth quarter and each quarter thereafter, and a minimum net worth as of any quarter end after opening of not less than $52 million plus 80% of net income (not reduced by net losses) for each quarter after opening, plus 100% of any additional equity contributions by the
Company and Supplemental Loans, as defined. In addition, the agreement places restrictions on indebtedness and guarantees, dividends, stock redemptions, mergers, acquisitions, sale of assets or sale of stock in subsidiaries and limitations on capital expenditures.

     In addition, the Company has provided a funding commitment to Sunset Station of up to an additional $25 million pursuant to a supplemental loan agreement (the "Supplemental Loan Agreement"). Sunset Station will be required to draw amounts under the Supplemental Loan Agreement in the event of the failure of certain financial covenants under the Sunset Loan Agreement. The Supplemental Loan Agreement expires in September 2001. Loans under this funding commitment may be drawn down beginning on the last day of the first full calendar quarter ending after Sunset Station opens for business in the amount of up to $10 million during the first year after such date, up to $10 million during the second year after such date and up to $5 million during the third year after such date. Sunset Station will pay interest at a rate per annum equal to the three month Eurodollar Rate, the interest being payable solely in the form of commensurate additions to the principal of the Supplemental Loans. The funding commitments under the Supplemental Loan Agreement are subject to limitations imposed by the indentures governing the
Company's existing senior subordinated notes and the Company's reducing revolving bank credit facility.

     In order to manage the interest rate risk associated with the Note, Sunset Station entered into an interest rate swap agreement with Bank of America National Trust and Savings Association. This agreement swaps the variable rate interest pursuant to the Note to a fixed rate of 9.58% on $35 million notional amount as of January 1997 increasing to $60 million at March 1997, $90 million at June 1997, $100 million at September 1997 and then decreasing to $95 million at June 1998. The agreement expires in December 1998. The difference to be paid or received pursuant to the swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the Note. Sunset Station is exposed to credit risk in the event of non-performance by the counterparty to the agreement. The Company believes the risk of non-performance by the counterparty is minimal.

3.   COMMITMENTS AND CONTINGENCIES

     EQUIPMENT LEASE

     In connection with the Sunset Loan Agreement, the Company has entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of $40 million, dated as of September 25, 1996 (the "Operating Lease") between the Company and First
Security Trust Company of Nevada. The Operating Lease expires in October 2000 and carries a lease rate of 225 basis points above the Eurodollar Rate. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with

                      STATION CASINOS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

3.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

LAND OPTIONS

     The Company has entered into various option agreements whereby the Company has the option to acquire or lease land for the development of existing and potential new gaming projects with purchase prices totaling $31.3 million. In consideration for these options, the Company has paid or placed in escrow $5.9 million at December 31, 1996, all of which would be forfeited should the Company not exercise its options to acquire or lease the land.

ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     (AMOUNTS IN THOUSANDS)
                           (UNAUDITED)

1.    OVERVIEW
The following table highlights the results of operations for the Company and its subsidiaries:

                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            DECEMBER 31,                DECEMBER 31,
                                      ------------------------    ------------------------
                                         1996          1995          1996          1995
                                      ----------    ----------    ----------    ----------
NEVADA OPERATIONS:
------------------
PALACE STATION
Net revenues..................        $  32,059     $  32,777     $ 100,559     $  98,234
Operating income..............        $   7,222     $   7,112     $  23,407     $  21,653
EBITDA (1)....................        $   9,214     $   9,639     $  29,444     $  29,124

BOULDER STATION
Net revenues..................        $  35,904     $  29,764     $ 105,948     $  85,649
Operating income..............        $   9,054     $   7,105     $  27,267     $  19,510
EBITDA (1)....................        $  11,818     $   9,019     $  35,285     $  24,417

TEXAS STATION
Net revenues..................        $  19,435     $  18,353     $  59,239     $  36,580
Operating income..............        $     476     $     524     $   2,324     $   2,674
EBITDA (1)....................        $   2,814     $   2,307     $   8,153     $   6,143

TOTAL NEVADA OPERATIONS:
Net revenues..................        $  87,398     $  80,894     $ 265,746     $ 220,463
Operating income..............        $  16,752     $  14,741     $  52,998     $  43,837
EBITDA (1)....................        $  23,846     $  20,965     $  72,882     $  59,684

MISSOURI OPERATIONS:
-------------------
ST. CHARLES STATION
Net revenues...................       $  39,209     $  35,401     $ 120,026     $  93,288
Operating income...............       $   9,221     $   8,791     $  27,451     $  19,336
EBITDA (1).....................       $  12,235     $  12,182     $  36,317     $  28,245

STATION CASINOS, INC. AND OTHER
-------------------------------
Net revenues...................       $   7,160     $   6,617     $  21,469     $  23,126
Operating loss.................       $  (4,437)    $  (4,580)    $ (12,291)    $ (13,540)
EBITDA (1).....................       $  (3,669)    $  (3,921)    $ (10,073)    $ (11,250)


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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.   RESULTS OF OPERATIONS

     Three and Nine Months Ended December 31, 1996 Compared to Three and Nine Months Ended December 31, 1995.

     Consolidated net revenues increased 8.8% to $133.8 million for the three months ended December 31, 1996, from $122.9 million in the prior year. This increase in net revenues is primarily due to strong results at Boulder Station and St. Charles Station, as well as improved results at Texas Station. Nevada Operations contributed $87.4 million of net revenues for the three months ended December 31, 1996, an increase of $6.5 million over the prior year. St. Charles Station contributed $39.2 million of net revenues, an increase of $3.8 million over the prior year. For the nine months ended December 31, 1996, consolidated net revenues increased 20.9% to $407.2 million, as compared to $336.9 million in the prior year. Nevada Operations contributed $265.7 million of net revenues for the nine months ended December 31, 1996, an increase of $45.3 million over the prior year. This improvement is primarily due to the increased operations from the expansion project at Boulder Station which opened in late November 1995, and the operations of Texas Station which opened in July 1995. St. Charles Station contributed $120.0 million of net revenues for the nine months ended December 31, 1996, an increase of $26.7 million over the prior year. For the nine months ended December 31, 1995, net revenues and operating income at St. Charles Station were adversely impacted by flooding on the Missouri River, which closed operations for 16 days and disrupted operations through the balance of the first quarter of fiscal year 1996. During the nine months ended December 31, 1996, the improved results at St. Charles Station were achieved despite disruption created from the construction of a new parking garage and elevated roadway, which opened in May 1996, and construction related to the further development of the property's master plan. Flooding on the Missouri River did occur again in May 1996, however the newly completed parking garage and elevated roadway served one of its intended purposes in minimizing business disruption caused by the flood. In addition to minimizing disruptions caused by flooding, the parking garage and elevated roadway provide improved access to the gaming facility and are the foundation for future phases of the St. Charles Station master plan.

     Operating income increased 13.6% to $21.5 million for the three months ended December 31, 1996, from $19.0 million in the prior year. For the nine months ended December 31, 1996 operating income increased 37.3% to $68.2 million, from $49.6 million in the prior year. These improvements are due to the factors discussed above. The improvement in operating income, offset by dividends of $1.8 million on the convertible  preferred  stock issued in March 1996,  resulted  in  net income applicable to common stock of $6.9 million, or earnings per common share of $0.20 for the three months ended December 31, 1996, compared to net income applicable to common stock of $7.4 million, or earnings per common share of $0.21 in the prior year. For the nine months ended December 31, 1996, the improved results, partially offset by an increase in net interest expense of $1.5 million, an increase in the income tax provision of $5.5 million and dividends of $5.4 million on the convertible preferred stock, resulted in net income applicable to common stock of $22.9 million, or earnings per common share of $0.65, compared to net income applicable to common stock of $18.1 million or earnings per share of $0.54 in the prior year.

     CASINO. Casino revenues increased 7.8% to $102.0 million for the three months ended December 31, 1996, from $94.6 million in the prior year. This increase is directly related to the improved results at Boulder Station, Texas Station and St. Charles Station. Casino revenues increased $5.3 million and $2.1 million for the Nevada Operations and St. Charles Station, respectively, for the three months ended December 31, 1996. For the nine months ended December 31, 1996, casino revenues increased 21.5% to $314.1 million, from $258.6 million in the prior year. This increase is due to a full nine months of operations at Texas Station, as well as improved results at both Boulder Station and St. Charles Station. Casino revenues increased $35.4 million and $20.8 million for the Nevada Operations and St. Charles Station, respectively. Casino revenues for the Nevada Operations were negatively impacted as a result of a decline in sports book revenue for both the three and nine months ended December 31, 1996.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.   RESULTS OF OPERATIONS (CONTINUED)

     Casino expenses increased 15.1% to $46.0 million for the three months ended December 31, 1996, from $39.9 million in the prior year. For the nine months ended December 31, 1996, casino expenses increased 28.8% to $139.3 million, from $108.1 million in the prior year. These increases in casino expenses are consistent with the increases in casino revenues discussed above.

     FOOD AND BEVERAGE. Food and beverage revenues increased 7.1% to $21.0 million for the three months ended December 31, 1996, from $19.6 million in the prior year. Food and beverage revenues for the Nevada Operations increased $0.7 million, while the results at St. Charles Station improved by $0.7 million. For the nine months ended December 31, 1996, food and beverage revenues increased 24.3% to $63.6 million, from $51.1 million in the prior year. This improvement is primarily due to an increase in food and beverage revenues at St. Charles Station of $4.5 million, resulting from two new full-service restaurant facilities which opened in October 1995, and an increase of $5.1 million related to Texas Station which opened in July 1995.

     Food and beverage net profit margins improved to 26.0% for the three months ended December 31, 1996, from 18.2% in the prior year. For the nine months ended December 31, 1996, food and beverage net profit margins improved to 24.9%, from 19.4% in the prior year. These increases in net margins are primarily due to improvements at the Nevada Operations, especially Texas Station, as a result of continued focus on cost control and strong margins at St. Charles Station with the addition of the two full-service restaurants.

     ROOM. Room revenues increased 9.7% to $7.1 million for the three months ended December 31, 1996, from $6.4 million in the prior year. For the nine months ended December 31, 1996, room revenues increased 14.4% to $19.7 million, from $17.2 million in the prior year. This increase is due primarily to the addition of Texas Station with a total of 200 rooms which contributed an increase of $1.4 million of room revenues for the nine months ended December 31, 1996. The
Company-wide room occupancy increased to 93% from 88%, while the average daily room rate increased to $53 from $51 for the three months ended December 31, 1996. For the nine months ended December 31, 1996, the Company-wide room occupancy increased to 96% from 93%, while the average daily room rate increased to $48 from $46.

     OTHER. Other revenues increased 29.2% to $12.4 million for the three months ended December 31, 1996, from $9.6 million in the prior year. This increase is due primarily to $0.7 million for the Company's interest in the operating income of Barley's Casino & Brewing Company which opened in January 1996, $0.9 million of lease income from the lease of a riverboat gaming facility and combined increases in other revenues at the Company's other operating properties of $1.2 million. For the nine months ended December 31, 1996, other revenue increased 21.1% to $35.2 million, from $29.1 million in the prior year. This increase is due to $1.7 million for the Company's interest in the operating income of Barley's Casino & Brewing Company, $2.2 million of lease income from the lease of a riverboat gaming facility, combined increases in other revenues at the Company's other operating properties of $5.2 million, offset by lost revenues of $3.0 million from the vending division of Southwest Services which was sold in September 1995.

      SELLING,  GENERAL  AND  ADMINISTRATIVE.   Selling,  general  and
administrative expenses ("SG&A") increased 7.6% to $26.8 million for the three months ended December 31, 1996, from $24.9 million in the prior year. For the nine months ended December 31, 1996, SG&A increased 16.1% to $82.4 million from $71.0 million in the prior year. This increase is primarily due to the addition of Texas Station in July 1995. SG&A as a percentage of net revenues decreased to 20.0% for the three months ended December 31, 1996, from 20.3% in the prior year. For the nine months ended December 31, 1996, SG&A as a percentage of net revenues decreased to 20.2%, from 21.1% in the prior year.

      CORPORATE EXPENSES. Corporate expenses increased 16.2% to $4.7 million for the three months ended December 31, 1996, from $4.1 million in the prior year. For the nine months ended December 31, 1996, corporate expenses increased 16.2% to $13.4 million, from $11.5
million   in   the   prior  year.    These  increases  are

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.   RESULTS OF OPERATIONS (CONTINUED)

attributable to increases in personnel infrastructure to manage the Company's new properties and development plans for the remainder of fiscal year 1997 and 1998. Corporate expenses increased to 3.5% of net revenues for the three months ended December 31, 1996, from 3.3% in the prior year. For the nine months ended December 31, 1996, corporate expenses decreased to 3.3% of net revenues, from 3.4% in the prior year.

     DEVELOPMENT EXPENSES. Development expenses decreased significantly for the three months ended December 31, 1996 compared to the prior year. This decrease is the result of reduced efforts to identify potential gaming opportunities. Such costs are incurred by the Company in its efforts to identify and pursue potential gaming opportunities in selected jurisdictions, including those in which gaming has not been approved. The Company expenses development costs including lobbying, legal and consulting until such time as the jurisdiction has approved gaming and the Company has identified a specific site. Costs incurred subsequent to these criteria being met are capitalized.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 16.4% to $10.9 million for the three months ended December 31, 1996, from $9.3 million in the prior year. For the nine months ended December 31, 1996, depreciation and amortization increased 22.8% to $31.0 million, from $25.2 million in the prior year. Texas Station contributed $3.3 million of this increase. Depreciation expense at Boulder Station increased primarily as a result of the parking garage and entertainment facilities added during mid-fiscal year 1996. These increases were offset by decreases in depreciation expense at Palace Station.

      PREOPENING EXPENSE. The Company capitalizes significant preopening expenses associated with its construction projects, including Kansas City Station which opened January 16, 1997, and Sunset Station. These amounts will be expensed upon the opening of the related project and could have a material adverse impact on the Company's earnings. The Company estimates total preopening costs for Kansas City Station will be between $28 million and $31 million. Preopening expenses for the three months ended December 31, 1995 relate to the opening of the new restaurant facilities at St. Charles Station and the theater and parking garage at Boulder Station. For the nine months ended December 31, 1995 preopening expenses include expenses related to the opening of Texas Station in July 1995, as well as the items noted above.

      INTEREST EXPENSE, NET. Interest costs incurred (expensed and capitalized) increased 56.2% to $15.0 million for the three months ended December 31, 1996. For the nine months ended December 31, 1996, interest costs were $41.2 million, a 55.7% increase over the prior year. This increase is primarily attributable to added interest costs associated with the 10 1/8% senior subordinated notes issued by the Company in March 1996 and borrowings under the reducing revolving credit facility. The Company recorded interest income of $0.7 million for the three months ended June 30, 1996, from investments in tax free municipal securities purchased with the excess proceeds of the public offerings completed in March 1996. Capitalized interest is expected to continue, but at a reduced rate with the opening Kansas City Station in January 1997, due to the construction of a new casino facility in Las Vegas and expansion projects at the Company's Missouri facilities, as well as ongoing improvements at the Company's existing Las Vegas facilities (see "Liquidity and Capital Resources").

3.   LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended December 31, 1996, the Company's sources of capital included cash flows from operating activities of $73.5 million, borrowings under the Company's reducing revolving bank credit facility of $183.5 million, borrowings under the Sunset Station Note of $22.5 million, net proceeds from the exercise of the underwriters' over-allotment option to purchase an additional 270,000 shares of convertible preferred stock related to 1,800,000 shares of convertible preferred stock issued by the Company on March 29, 1996 of $13.1 million and excess cash invested from the March 29, 1996 issuance of convertible preferred stock and senior subordinated notes. At December 31, 1996, the Company had available borrowings of $188.5 million

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

under its reducing revolving credit facility, $87.5 million under the Sunset Station Note, $40 million under the Operating Lease and $35.4 million in cash and cash equivalents.

      During the nine months ended December 31, 1996, total capital expenditures were approximately $373.9 million, of which approximately
(i) $198.5 million was associated with the development and construction of Kansas City Station, (ii) $53.8 million was associated with the development and construction of Sunset Station, (iii) $57.5 million was associated with the construction of the next phase of the St. Charles Station master plan, (iv) $14.7 million was associated with the construction of a 4,000 space parking structure and elevated roadway at St. Charles Station, which opened in May 1996 and (v) $49.4 million was associated with various other projects and maintenance capital expenditures, including net construction period interest.

     The Company's primary requirements during the remainder of fiscal year 1997 and fiscal 1998 are expected to include the following:

- Sunset Station - The Company anticipates that the project will cost approximately $160.0 million (excluding net construction period interest and preopening expenses), of which approximately $84.9 million had been incurred as of December 31, 1996. Sunset Station is being constructed on approximately 100 acres in the Henderson/Green Valley area of Las Vegas and will feature a casino, hotel, and dining and entertainment facilities. The project is expected to be completed in mid-calendar year 1997.

- St. Charles Station - The Company has commenced construction construction on certain elements of the St. Charles Station master plan. The Company currently intends to construct a man-made back water basin that would contain the gaming facilities, as well as to complete construction and equipping of one new casino barge facility, similar to those operating at Kansas City Station. The project also includes a transition deck to provide direct access from the parking garage into the casino. This project is expected to cost at least $100 million (excluding construction period interest and preopening expenses), of which, $57.5 million had been incurred at December 31, 1996. The timing of the completion of this project, as well as any increase in scope, is dependent on the Company's ability to borrow under its Bank Facility as restricted by the maximum funded debt to EBITDA ratio described below.

- Construction Contracts Payable - The payment of approximately $84.8 million of construction contracts payable and retention outstanding as of December 31, 1996. This includes the primary requirements for capital for Kansas City Station, which commenced operations on January 16, 1997.

     Other planned uses of capital include (i) maintenance capital expenditures at Palace Station, Boulder Station, Texas Station, St. Charles Station, Kansas City Station and the Southwest Companies, (ii) principal and interest payments on indebtedness, (iii) dividend payments on convertible preferred stock, and (iv) general corporate purposes, including certain elements of other planned improvements and expansion at the Company's existing facilities. The Sunset Loan Agreement requires the Company to contribute $52.0 million of equity to the Sunset Station project, which was met as of December 31, 1996. The Company has delayed commencement of construction on a 507-room hotel project at Boulder Station. Management is currently evaluating the timing of this project which depends significantly on the operating results of the Company, including its new facility Kansas City Station, as well as the Las Vegas market's ability to absorb significantly increased hotel capacity. The Company capitalizes significant preopening expenses associated with its construction projects, which amounts will be expensed upon the opening of the related project and could have a material adverse impact on the Company's earnings. The Company estimates total preopening costs for Kansas City Station, which opened January 16, 1997, will be between $28 million and $31 million. The Company believes that cash flows from operations, borrowings under the reducing revolving bank credit facility, borrowings under the Sunset Note, vendor and lease financing of equipment and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during the remainder of fiscal year 1997. The Company, however, is continually

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

evaluating the financing needs of its current and planned projects. If more attractive financing alternatives become available to the Company, the Company may amend its financing plans with respect to such projects, assuming such financing would be permitted under its debt agreements (see "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

      The Company's plans for the development of additional new gaming opportunities, as well as further expansion of the existing operations, may require substantial amounts of additional capital. The Company has entered into various option agreements to acquire or lease land for the development of existing and potential new gaming projects with purchase prices totaling $31.3 million as of December 31, 1996. In consideration for these options, the Company had paid or placed in escrow $5.9 million as of December 31, 1996, all of which would be forfeited should the Company not exercise its option to acquire or lease the land. To develop all of these projects, together with any new commitments the Company may enter into, the Company will be required to obtain additional capital through debt or equity financings. There can be no assurance that any such financing would be available to the Company or, if available, that any such financing would be available on favorable terms. As discussed below, the reducing revolving bank credit facility and the indentures governing the Company's 9 5/8% and 10 1/8% senior subordinated notes limit the incurrence of additional indebtedness by the Company and its subsidiaries and contain various financial and other covenants. In addition, the Sunset Loan Agreement contains similar restrictions related to Sunset Station.

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

BANK FACILITY

     On March 25, 1996, the Company amended and restated its bank facility, providing for borrowings up to an aggregate principal amount of $400 million, reduced to $372 million as of December 31, 1996 (the "Bank Facility"). As of December 31, 1996, the Company had borrowed $183.5 million under the Bank Facility. The Bank Facility is secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, St. Charles Station and Kansas City Station (collectively, the "Borrowers"). The Company and the Southwest Companies guarantee the borrowings under the Bank Facility (collectively the "Guarantors"). The Bank Facility matures on
September 30, 2000 and reduces quarterly by varying amounts (including approximately $4.0 million for the quarter ending March 31,
1997).   Borrowings  under  the   Bank  Facility bear  interest  at  a
margin above the bank's prime rate or the Eurodollar Rate, as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Bank Facility, will vary quarterly based on the combined Borrower's and the Company's consolidated ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA").

       The Bank Facility contains certain financial and other covenants. These include a maximum funded debt to EBITDA ratio for the Borrowers combined of 3.00 to 1.00 for each fiscal quarter through June 30, 1997, 2.75 to 1.00 for each fiscal quarter through June 30, 1998, and 2.50 to 1.00 for each fiscal quarter thereafter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.35 to 1.00 for periods March 31, 1996 through June 30, 1997, and 1.50 to 1.00 for periods thereafter, a limitation on indebtedness, and limitations on capital expenditures. As of December 31, 1996, the Borrowers funded debt to EBITDA ratio was 1.58 to 1.00 and the fixed charge coverage ratio for the preceding four quarters ended December 31, 1996, was 2.68 to 1.00. A tranche of the Bank Facility contains a minimum tangible net worth requirement for Palace Station ($10 million plus 95% of net income determined as of the end of each fiscal quarter with no reduction for net losses) and certain restrictions on distributions of cash from Palace Station to the Company. As of December 31, 1996, Palace Station's Tangible Net Worth exceeded the requirement by approximately $7 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     In addition, the Bank Facility has financial covenants relating to the Company. These include prohibitions on dividends on or redemptions of the Company's common stock, restrictions on repayment of any subordinated debt, limitations on indebtedness beyond existing indebtedness, the Company's senior subordinated notes and up to $25 million of purchase money indebtedness, minimum consolidated net worth requirements for the Company of $165 million plus post October 1, 1995 preopening expenses not to exceed $18 million, 95% of post October 1, 1995 net income (not reduced by net losses) and 100% of net equity offering proceeds, and limitations on capital expenditures. As of December 31, 1996, the Company's consolidated net worth exceeded the requirement by approximately $17 million. The Bank Facility also includes a maximum funded debt to EBITDA ratio, including annualized EBITDA for any new venture, as defined, open less than a year, for the Company on a consolidated basis of 4.75 to 1.00 for each fiscal quarter through September 30, 1997, 4.50 to 1.00 for the quarter ending December 31, 1997, 4.25 to 1.00 for the quarter ending March 31, 1998, 4.00 to 1.00 for each fiscal quarter through September 30, 1998 and 3.75 to 1.00 thereafter. As of December 31, 1996, the
Company's funded debt to EBITDA ratio was 4.56 to 1.00. In addition, the Bank Facility prohibits the Company from holding cash and cash equivalents in excess of the sum of the amounts necessary to make the next scheduled interest or dividend payments on the Company's senior subordinated notes and preferred stock, the amounts necessary to fund casino bankroll in the ordinary course of business and $2.0 million. The Guarantors waive certain defenses and rights including rights of subrogation and reimbursement. The Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and the Change of Control Triggering Event as defined in the indentures.

SENIOR SUBORDINATED NOTES

     The Company has $382.9 million, net of unamortized discount of $8.1 million, of senior subordinated notes outstanding as of December 31, 1996. $186.1 million of these notes bear interest, payable semi-annually, at a rate of 9 5/8% per year and $196.8 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year (collectively, the "Notes"). The indentures governing the Notes contain certain customary financial and other covenants which prohibit the Company and its subsidiaries from incurring indebtedness (including capital leases) other than (a) non-recourse debt for certain specified subsidiaries, (b) certain equipment financings, (c) the Notes, (d) up to $15 million of additional indebtedness, (e) additional indebtedness if, after giving effect thereto, a 2.00 to
1.00  pro forma Consolidated Coverage Ratio (as defined) has been met,
(f) Permitted Refinancing Indebtedness (as defined), (g) borrowings of up to $72 million under the Bank Facility, and (h) certain other indebtedness. As of December 31, 1996, the Company's Consolidated Coverage Ratio was 2.88 to 1.00. In addition, the indentures prohibit the Company from paying dividends on any of its capital stock unless at the time of and after giving effect to such dividends, among other things, the aggregate amount of all Restricted Payments and Restricted Investments (as defined in the indentures, and which include any dividends on any capital stock of the Company) do not exceed the sum of (i) 50% of Cumulative Consolidated Net Income (as defined) of the Company (less 100% of any consolidated net losses), (ii) certain net proceeds from the sale of equity securities of the Company, and (iii) $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the indentures may significantly affect the Company's ability to pay dividends on its capital stock. The Notes also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the indentures) of the Company.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Loan Agreement, the Company also entered into an operating lease for certain furniture, fixtures and equipment with a cost of $40 million.

     The Sunset Loan Agreement includes a first mortgage term note in the amount of $110 million (the "Note") which is non-recourse to the Company, except as to certain construction matters pursuant to a completion guarantee dated as of September 25, 1996, executed by the Company on behalf of Sunset Station. As of December 31, 1996, Sunset Station had borrowed $22.5 million under the Note. The Note will reduce $1.8 million for each fiscal quarter ending March 1998 through December 1998, $2.3 million for each fiscal quarter ending March 1999 through December 1999, and $2.0 million for the fiscal quarters ending March 2000 and June 2000 and matures in September 2000. In addition, the Note is subject to prepayment subsequent to July 1998 by an amount equal to a specified percentage of Excess Cash Flow, as defined. The Note carries an interest rate of 375 basis points over the Eurodollar Rate (as defined in the Sunset Loan Agreement). The Note is secured by substantially all of the assets of Sunset Station, including a leasehold deed of trust with respect to a portion of the real property on which Sunset Station Hotel & Casino is being constructed, which portion is subject to a sublease from the Company to Sunset Station, a deed of trust with respect to the remainder of such property which is owned by Sunset Station and an assignment of an operating lease for certain furniture, fixtures and equipment to be used by Sunset Station.

     The Sunset Loan Agreement contains certain customary financial and other covenants including a minimum fixed charge coverage ratio as of the last day of any quarter after the opening of Sunset Station Hotel & Casino of not less than 1.10 to 1.00, a maximum senior funded debt to EBITDA ratio after opening of 4.50 to 1.00 for the first quarter reducing by varying amounts on certain quarters thereafter to
3.25 to 1.00 for the tenth quarter and each quarter thereafter, and a minimum net worth as of any quarter end after opening of not less then $52 million plus 80% of net income (not reduced by net losses) for each quarter after opening, plus 100% of any additional equity contributions by the Company and Supplemental Loans, as defined. In addition, the agreement places restrictions on indebtedness and guarantees, dividends, stock redemptions, mergers, acquisitions, sale of assets or sale of stock in subsidiaries and limitations on capital expenditures.

     In addition, the Company has provided a funding commitment to Sunset Station of up to an additional $25 million pursuant to a supplemental loan agreement (the "Supplemental Loan Agreement"). Sunset Station will be required to draw amounts under the Supplemental Loan Agreement in the event of the failure of certain financial covenants under the Sunset Loan Agreement. The Supplemental Loan Agreement expires in September 2001. Loans under this funding commitment may be drawn down beginning on the last day of the first full calendar quarter ending after Sunset Station opens for business in the amount of up to $10 million during the first year after such date, up to $10 million during the second year after such date and up to $5 million during the third year after such date. Sunset Station will pay interest at a rate per annum equal to the three month Eurodollar Rate, the interest being payable solely in the form of commensurate additions to the principal of the Supplemental Loans. The funding commitments under the Supplemental Loan Agreement are subject to limitations imposed by the indentures governing the Notes and the Bank Facility.

     In order to manage the interest rate risk associated with the Note, Sunset Station entered into an interest rate swap agreement with Bank of America National Trust and Savings Association. This agreement swaps the variable rate interest pursuant to the Note to a fixed rate of 9.58% on $35 million notional amount as of January 1997 increasing to $60 million at March 1997, $90 million at June 1997, $100 million at September 1997 and then decreasing to $95 million at June 1998. The agreement expires in December 1998. The difference to be paid or received pursuant to the swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the Note. Sunset Station is exposed to credit risk in the event of non-performance by the counterparty to the agreement. The Company believes the risk of non-performance by the counterparty is minimal.
                               17

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Company has also entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of $40 million, dated as of September 25, 1996 (the "Operating Lease") between the Company and First Security Trust Company of Nevada. The Operating Lease expires in October 2000 and carries a lease rate of 225 basis points above the Eurodollar Rate. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with financial terms substantially similar to the Operating Lease. In the event that Sunset Station elects to purchase the Equipment, the Company has provided a funding commitment up to the amount necessary for such purchase pursuant to the Supplemental Loan Agreement.

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

COMMON STOCK

     The Company is authorized to issue up to 90,000,000 shares of its common stock, $.01 par value per share, 35,318,057 shares of which were issued and outstanding as of December 31, 1996. Each holder of the Company's common stock (the "Common Stock") is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

PREFERRED STOCK

      The Company is authorized to issue up to 5,000,000 shares of its preferred stock, $.01 par value per share ("Preferred Stock"). In March 1996, the Company completed an offering of 1,800,000 shares of $3.50 Convertible Preferred Stock (the "Convertible Preferred Stock"). In April 1996, the underwriters exercised the over allotment option of an additional 270,000 shares of the Convertible Preferred Stock. The Board of Directors, without further action by the holders of Common
Stock or the Convertible Preferred Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock or the Convertible Preferred Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

CONVERTIBLE PREFERRED STOCK

      As of December 31, 1996, the Company has 2,070,000 shares of Convertible Preferred Stock outstanding, each with a liquidation preference of $50.00 per share plus an amount equal to any accumulated and unpaid dividends at the annual rate of $3.50 per share, or 7.0% of such liquidation preference. Such dividends accrue and are cumulative from the date of issuance and are payable quarterly. The Convertible Preferred Stock is convertible at the option of the holder thereof at any time, unless previously redeemed, into shares of Common Stock at an initial conversion rate of 3.2573 shares of Common Stock for each share of Convertible Preferred Stock, subject to adjustment in certain circumstances. The Company may reduce the conversion price of the Convertible Preferred Stock by any amount for any period of at least 20 days, so long as the decrease is irrevocable during such period. The Convertible Preferred Stock is redeemable, at the option of the Company, in whole or in part, for shares of Common Stock, at any time after March 15, 1999, initially at a price of $52.45 per share of Convertible Preferred Stock, and thereafter at prices decreasing annually to $50.00 per share of Convertible Preferred Stock on and after March 15, 2006, plus accrued and unpaid dividends. The Common Stock to be issued is determined by dividing the redemption price by the lower of the average daily closing price for the Company's Common Stock for the preceding 20 trading days or the closing price of the Company's Common Stock on the first business day preceding the date of the redemption notice. Any fractional shares would be paid in cash. There is no mandatory sinking fund obligation with respect to the Convertible Preferred Stock. The holders of the Convertible Preferred Stock do not have any voting rights, except as required by applicable law and except that, among other things, whenever accrued and unpaid dividends on the Convertible Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Convertible Preferred Stock, the holders of the Convertible Preferred Stock, voting separately as a class with the holders of any other series of parity stock upon which like voting rights have been conferred and are exercisable, will be entitled to elect two directors to the Board of Directors until dividend arrearage has been paid or amounts have been set apart for such payment. The Convertible Preferred Stock is senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding up.

FORWARD-LOOKING STATEMENTS

      This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 21E. All forward-looking statements involve risks and uncertainties. Although the Company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not materially differ from its expectations. Factors that could cause actual results to differ materially from expectations include, among other things, the Company's competition, the limitations on capital resources imposed by the Company's Bank Facility, the Sunset Note and the terms of the indentures governing the Company's senior subordinated debt, the Company's ability to meet its interest expense and principal repayment obligations, the Company's ability to obtain licenses for its new projects, loss of the Company's riverboat and dockside facilities from service, construction risks, the Company's dependence on key gaming markets, the Company's ability to take advantage of new gaming development opportunities and gaming regulations. For other factors that may cause actual results to materially differ from expectations and underlying assumptions, refer to the Registration Statement on Form S-3 (File No. 333-1102) (and particularly the section labeled "Risk Factors" therein) and periodic reports, including the Annual Report on Form 10-K for the year ended March 31, 1996, filed by the Company with the Securities and Exchange Commission (and particularly the section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" therein). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Part II -OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS --

      The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

      A suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et. al, as class representative, on April 26, 1994, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et. al, as class representative, in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel-casino companies. The lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court, for the State of Nevada. On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff, Larry Schreier, et. al, as class representative, in the United States District Court for the District of Nevada, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot machines, including the Company. Motions to Dismiss the Poulos/Ahearn and Schreier cases were filed by Defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996. On May 31, 1996, an Amended Compliant was filed, naming William H. Poulos, et. al, as plaintiff. Defendants filed a motion to Dismiss. On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to Dismiss the Amended Complaint. In December 1996, the Court consolidated the Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants' Motions to Dismiss the Amended Complaints. The court also ordered the plaintiffs to file one consolidated Amended Complaint on or before February 14, 1997. As such, the case(s) remain pending. Management believes that the claims are wholly without merit and does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.   OTHER INFORMATION - None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits -

      Exhibit
      Number
      -------
      27    Financial Data Schedule

      (b) Reports on Form 8-K - The registrant filed one report on Form 8-K during the three month period ended December 31, 1996.

      On October 29, 1996 the Registrant filed a Report on Form 8-K, dated September 25, 1996. The Registrant reported under Item 5 (i) the Registrant's subsidiary, Sunset Station, Inc., a Nevada Corporation, entered into a Construction/Term Loan Agreement with Bank of America National Trust and Savings Association, Bank of Scotland, Societe Generale and each of the other Lenders party to such agreement, pursuant to which Sunset Station has received a commitment for $110 million to finance the remaining development and construction costs of Sunset Station, (ii) the Registrant entered into a $40 million operating lease for furniture, fixtures and equipment to be re-leased to, and ultimately, utilized at Sunset Station under the Participation Agreement, dated as of September 25, 1996 between the Registrant and First Security Trust Company of Nevada, (iii) in connection with the operating lease, the Registrant also entered into a Participation Agreement dated as of September 25, 1996 with the trustee, as lessor under the operating lease and holders of beneficial interests in the Lessor Trust, (iv) pursuant to the Supplemental Loan Agreement, the Registrant provided a funding commitment to Sunset Station of up to an additional $25 million upon which Sunset Station is required to draw in the event of failure of certain financial covenants under the Sunset Loan Agreement, (v) the Registrant entered into a Trust Agreement for the purpose of establishing First Security Trust Company of Nevada as Trustee of the Lessor Trust under which the Holders' beneficial interest in the operating lease exists, and (vi) Sunset Station, Inc. entered into a form of Agreement between owner and contractor with J.A. Tiberti Construction Company dated as of November 1, 1995 with a guaranteed maximum price of $121 million with respect to all phases of construction of Sunset Station Hotel & Casino.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Station Casinos, Inc.,
                                   Registrant



DATE: February 12, 1997            /s/ Glenn C. Christenson
                                   -----------------------------
                                   Glenn C. Christenson,
                                   Executive Vice President  and
                                   Chief Financial Officer
                                   (Principal Accounting Officer)