Form 10-K
period 1997-03-31
STATION CASINOS INC
filed 1997-06-06
CIK 898660

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE  ACT OF 1934 for the fiscal year ended March 31, 1997.

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from _____  to_____.

Commission file number 000-21640

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

Registrant's telephone number, including area code: (702) 367-2411 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $0.01 Par Value

                                                            $3.50 Convertible
                                                            Preferred Stock,
                                                            $0.01  Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes    X       No
      -----        -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of May 30, 1997, based on the closing price per share as reported on the New York Stock Exchange was $185,815,715.

As of May 31, 1997, the registrant has 35,318,057 shares of common stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrants' 1997 Annual Meeting of Stockholders to be held July 28, 1997 (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

                             PART I

ITEM 1. BUSINESS

GENERAL

      Station Casinos, Inc. (the "Company") is an established multi-jurisdictional gaming company that owns and operates five distinctly-themed casino properties, three of which are located in Las Vegas, Nevada, one which is located in Kansas City, Missouri and one which is located in St. Charles, Missouri. The Company also owns and provides slot route management services in southern Nevada and Louisiana. Management's growth strategy includes the master-planned expansion of the Company's existing gaming facilities in Nevada and Missouri, as well as the evaluation and pursuit of additional development opportunities in Nevada and other emerging gaming markets.

     In Las Vegas, the Company owns and operates Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station") and Texas Station Gambling Hall & Hotel ("Texas Station"). Palace Station caters primarily to Las Vegas residents and repeat visitors and aggressively markets itself as "The Local Favorite." Located on Sahara Avenue adjacent to Interstate 15, Palace Station is near major attractions on the Las Vegas Strip and downtown Las Vegas. Boulder Station is situated on 40 acres along the Boulder Highway, immediately adjacent to Interstate 515, and is strategically located on the opposite side of Las Vegas from Palace Station. Boulder Station caters primarily to Las Vegas residents living on the eastern side of Las Vegas. Texas Station is strategically located on 47 acres at the corner of Lake Mead Boulevard and Tonopah Highway in North Las Vegas and draws customers from the rapidly growing North Las Vegas and Summerlin residential areas. To expand its established presence in the Las Vegas market, the Company currently is constructing Sunset Station Hotel & Casino ("Sunset Station"), a Spanish/Mediterranean-themed hotel-casino located in the Henderson/Green Valley area of Las Vegas. Sunset Station, which is expected to open in June 1997, will cater primarily to the rapidly growing Henderson/Green Valley area.

     In Missouri, the Company owns and operates Station Casino Kansas City and Station Casino St. Charles. Station Casino Kansas City, which commenced operations in January 1997, is situated on 171 acres immediately east of the heavily traveled Interstate 435 bridge, seven miles east of downtown Kansas City. Station Casino Kansas City caters to local customers within the greater Kansas City area, as well as tourists from outside the region. Station Casino St. Charles is situated immediately north of the Interstate 70 bridge in St. Charles, and is strategically located to attract customers from the St. Charles and greater St. Louis areas, as well as tourists from outside the region. Management is employing the same operating strategies that have been successful at the Company's properties in the competitive Las Vegas market in order to secure a strong presence in the Missouri markets. The Company is currently expanding Station Casino St. Charles through an expansion project. See "Project Under Development and Expansion of Existing Casino Property - Station Casino St. Charles."

     Management's expansion strategy includes the master-planned expansion of the Company's existing gaming facilities in Nevada and Missouri, as well as the evaluation and pursuit of additional development opportunities in Nevada, Missouri, and other emerging gaming markets. Management believes that the following factors enable the Company to capitalize on its expertise in the local and repeat visitor markets as well as on its reputation as a provider of a high-quality, affordable gaming and entertainment experience.

EXPANSION STRATEGY

     SELECTION CRITERIA

     Management believes that a highly visible central location, convenient access and ample parking are critical factors in attracting local patronage and repeat visitors. Additionally, sites must be large enough to support multi-phased master-planned growth. The Company selects sites that are centrally located within a dense population base so that the facility cannot be cut-off from its primary market. These sites generally have been adjacent to high-traffic surface streets and interstate highways. Management believes that each of its casino properties' locations has provided the Company with a significant competitive advantage to attract its targeted customer base.

     MASTER-PLANNED DEVELOPMENT

     Management's expansion strategy includes the master-planned expansion of its existing and future gaming locations. In designing project sites, the Company plans and engineers for multi-phased facility expansion to accommodate future growth and to allow the Company to develop dominant properties in each market place. A project's master-planned design typically allows the option of adding hotel rooms, casino space and non-gaming entertainment such as movie theaters, additional restaurants, retail shops, and various other entertainment venues.

     EXPANSION AND DEVELOPMENT OPPORTUNITIES

     The Company continually evaluates the timing and scope of its master-planned developments at each of its properties and may determine from time to time to expand the scope of, improve on or suspend the implementation of its master plans. These decisions are dependent upon the availability of financing, competition and future economic and gaming regulatory environments, many of which are beyond the Company's control.

     The Company also evaluates other development opportunities in current and emerging gaming markets, including land-based, dockside, riverboat and Indian gaming opportunities. The Company's decision whether to proceed with any new gaming development opportunity is
dependent   upon   future   economic   and   regulatory  factors,  the
availability of financing and competitive and strategic considerations, many of which are beyond the Company's control.

PROJECT UNDER DEVELOPMENT AND EXPANSION OF EXISTING CASINO PROPERTY

     SUNSET STATION

      The Company commenced construction of Sunset Station in late calendar year 1995 in order to capitalize on its reputation as a provider of a high-quality gaming experience oriented to the Las Vegas local and repeat visitor markets. Sunset Station is positioned in the Las Vegas market as a locals-oriented hotel and casino, strategically located on the southeast side of Las Vegas in the rapidly growing Henderson/Green Valley area. While Sunset Station will be distinguished from the Company's other properties by its interior and exterior Spanish/Mediterranean-style architecture, management intends to employ operating strategies consistent with those employed at its existing casino properties to attract and retain customers from both the local and repeat visitor markets.

     The Sunset Station facility will feature approximately 350,000 square feet of main facility area, plus a 20-story, 467-room hotel tower and approximately 4,200 parking spaces. The complex will
include   an   approximately   80,000-square   foot  casino,  with  an
anticipated 2,700 slot and video poker machines, 40 gaming tables, a keno lounge, a 10-table poker room and a 300-seat race and sports book. The complex will also include five full-service restaurants, themed to capitalize on the restaurants at the Company's other properties, an entertainment lounge, additional bars, a tenant buildout for a microbrewery, a gift shop, a non-gaming video arcade, tenant lease space for additional restaurants, a high-quality 13-screen movie theater complex (which opened in May 1996), a child-care facility, an outdoor swimming pool and an amphitheater, as well as several
fast-food outlets and franchises.   The Company entered into a 25-year
lease  agreement  with   Act  III  Theaters   ("Act III"),  a  premier
national  theater  operator,  whereby  Act  III   has   provided   all
interior theater construction, operates the theaters and pays the Company a percentage of the monthly gross sales. The lease prohibits Act III from operating or developing theaters at gaming facilities in Las Vegas other than the Company's facilities and provides the Company the right to participate in future Act III theater developments at non-gaming facilities in Las Vegas on similar terms. Sunset Station is expected to open in June 1997.

      Patrons will enjoy convenient access to Sunset Station, which is located on a nearly 100-acre parcel at the intersection of Interstate 515 and Sunset Road. Multiple access points will provide customers convenient access to the gaming complex and parking areas. Situated in the path of development along Interstate 515, the major thoroughfare into Las Vegas from Boulder City and Arizona, the project will have prominent visibility from the freeway and the Sunset commercial corridor. In February 1996, a 1.2 million-square foot retail shopping development opened directly north of the Sunset Station property. Management believes that this shopping development is the largest retail mall in Nevada. In addition, several retail "power centers" are under various stages of development in the vicinity of Sunset Station which include nationally recognized anchor tenants.
Sunset Station is located approximately nine miles east of McCarran International Airport and eight miles southeast of Boulder Station.

     The Company anticipates that the total cost of the Sunset Station project will be approximately $198 million (excluding net construction period interest and preopening expenses). The cost of the project has increased $38 million from the previous estimate of $160 million. The increased cost is primarily attributable to the Company's decision to expand the project to include an increase in the number of slot and video poker machines from 2,300 to 2,700 machines, a tenant buildout for a microbrewery, enhancements to the streetscape facades, sky ceilings, stained glass, landscaping and other general interior upgrades,  an  increased number of hotel suites, an  enhanced  outdoor pool and an amphitheater. In addition, the Company experienced increased construction costs due in part to the high level of overall construction activity in Las Vegas. Management believes that the enhanced project will position the Company as the premier entrant in the Henderson/Green Valley area and allow the Company to market the property more effectively and offer its guests a more complete entertainment experience. The construction of Sunset Station is being financed through $110 million of non-recourse debt and a $40 million operating lease provided by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Certain Indebtedness and Capital Stock." At March 31, 1997, the Company had contributed $54 million of equity to the project and plans to fund all of the remaining construction costs primarily through additional equity contributions of approximately $33 million. All such amounts were contributed subsequent to March 31, 1997.

     The Company believes that growth in the Henderson/Green Valley area of Las Vegas will fuel significant growth and expansion opportunities at Sunset Station that can be implemented on an incremental basis. The Sunset Station master plan includes a total of approximately 2,000 hotel rooms, additional restaurants, meeting space, a parking structure, additional casino space and other entertainment amenities. The development of the additional facilities is subject to numerous uncertainties, including future market conditions, regulatory approvals and ultimate financial viability.

      As with any major construction effort, the development of Sunset Station involves many risks, including shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, labor disputes, weather interferences, floods and unanticipated cost increases, any of which could give rise to delays or cost overruns. Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could also increase the cost or delay or prohibit the construction of Sunset Station or otherwise affect the design and features of the project.

     STATION CASINO ST. CHARLES

     The Company has commenced construction on certain elements of the Station Casino St. Charles master plan. In May 1996, the Company completed construction of an elevated roadway and a 4,000-space parking garage. In Fall 1996, the Company commenced construction of the next phase of development at Station Casino St. Charles consisting of two new gaming vessels which will be located in a newly-formed backwater protective basin as well as a uniquely designed retail and entertainment complex (the "St. Charles Expansion Project"). Management estimates that the St. Charles Expansion Project will be completed by mid-summer of 1998.

     Upon completion, the new gaming facility at Station Casino St. Charles will feature two new gaming vessels which will be located in the newly-formed backwater basin adjacent to the Missouri River and the 4,000-space parking garage. Both of the new gaming vessels will be 132 feet wide by 350 feet long and offer gaming on each of two levels, similar to the Station Casino Kansas City vessels. Combined, the new vessels will have approximately 3,000 slot and video poker machines and 190 gaming tables and will comprise over 140,000 square feet of casino space (compared to 47,000 square feet at the existing vessels). The new gaming facilities are designed to offer guests a more complete entertainment experience.

      The Company has entered into a non-binding letter of intent with Gordon Group Holdings, Ltd. (the "Gordon Group") pursuant to which the Gordon Group will lease from the Company a substantial portion of the new retail and entertainment complex. The Company selected the Gordon Group for this project based upon its experience in developing unique shopping and entertainment destinations, including experience as the developer of the successful Forum Shops at Caesars Palace. The Company anticipates that between $50 million and $70 million of financing will be required by the Gordon Group for the development of a uniquely styled shopping and entertainment area, including a variety of specialty retail stores, restaurants and entertainment attractions. The Company will retain certain space in the entertainment facility for selected restaurant concepts, a high-quality movie theater, a gift shop and other customer services as well as passenger ticketing and back of the house facilities. The gaming facilities and retail and entertainment space will be accessible from the adjacent 4,000-space parking structure and elevated roadway. The

Company believes that the St. Charles Expansion Project will enable the Company to leverage the success of its current operations at Station Casino St. Charles and position itself as the premier facility in the St. Louis marketplace.

     The Company anticipates that the Company's cost for the St. Charles Expansion Project will be approximately $190 million (excluding
net construction period  interest  and  preopening   expenses).   Upon
completion of the St. Charles Expansion Project, the new facilities will replace the existing riverboat, gaming barge and restaurant facilities. More than one-half of the associated construction costs are anticipated to be incurred by June 1997. The scope and timing of this expansion project depend upon several factors, including, but not limited to, the Company's ability to draw amounts under the reducing revolving loan agreement, the execution of a definitive development agreement with the Gordon Group, the Gordon Group's ability to secure financing, the cash flow generated by the Company's operations including Station Casino Kansas City, regulatory requirements unique to the state of Missouri and gaming in general and construction risks. Additionally, the letter of intent is subject to a 90-day due
diligence   period,  which  expires  June  19,  1997,   with   various
termination provisions. If the Gordon Group fails to proceed with development of the retail and entertainment complex, the Company plans to complete a smaller-scale build-out of the retail and entertainment complex for an estimated cost of $16 million (net of construction period interest and preopening expenses). No assurances can be given that the Company and the Gordon Group will enter into a definitive development agreement with respect to the project, that the Gordon Group will be able to obtain the necessary financing, that the Gordon Group will complete the build-out of the complex within the Company's estimated completion time of mid-summer 1998 or that the Gordon Group will be able to develop and operate the project successfully.

OPERATING STRATEGY

      Management believes that the following key principles have been integral to its success as a gaming operator and intends to continue to employ these strategies at each of its various operations.

     TARGETED CUSTOMER BASE

     The  Company's  operating  strategy  emphasizes   attracting  and
retaining customers primarily from the local and repeat visitor markets. Palace Station, Boulder Station, Texas Station, Station Casino Kansas City and Station Casino St. Charles (collectively the "Casino Properties") attract customers from their local markets through innovative, frequent and high-profile promotional programs, focused marketing efforts and convenient locations, and from the repeat visitor market through aggressive marketing and the development of strong relationships with specifically targeted travel wholesalers. Although perceived value initially attracts a customer to the Casino Properties, actual value generates customer satisfaction and loyalty. Management believes that actual value becomes apparent during the customer's visit through an enjoyable, affordable and high-quality entertainment experience. Las Vegas, which is and has been one of the fastest growing cities in the United States, is characterized by a strong economy and demographics which include an increasing number of retirees and other active gaming customers. This strategy applies as well to the Missouri markets. The Company believes that its visitor patrons are also discerning customers who enjoy the Company's value-oriented, high-quality approach. This is particularly true in Las Vegas where patrons view the Company's hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and downtown Las Vegas.

     PROVIDE A HIGH-VALUE EXPERIENCE

      Because the Company targets the repeat customer, management is committed to providing a high-value entertainment experience for its customers in its restaurants, hotels and casinos. Management believes that the value offered by restaurants at each of the Casino Properties is a major factor in attracting its local gaming customers, as dining is a primary motivation for casino visits by many locals. Through their restaurants, each of which has a distinct theme and style of cuisine, the Company's Casino Properties offer generous portions of high-quality food at reasonable prices. In addition, the Company's operating strategy focuses on slot and video poker machine play. The Company's target market consists of frequent gaming patrons who seek not only a friendly atmosphere and convenience, but also higher than average payout rates. Because locals and repeat visitors demand variety and quality in their slot and video poker machine play, the Casino Properties offer the latest in slot and video poker technology, including several games designed exclusively for the Company.

      As part of its commitment to providing a quality entertainment experience for its patrons, the Company is dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual atmosphere. Management recognizes that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each employee. The Company, which began as a family-run business, has maintained close-knit relationships among its management and endeavors to instill among its employees this same sense of loyalty. Toward this end, management takes a hands-on approach through active and direct involvement with employees at all levels. An indication of the value of this approach is seen by the number of Las Vegas residents seeking employment with the Company.

     MARKETING AND PROMOTION

     The Company employs an innovative marketing strategy that utilizes frequent, high-profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to aggressive marketing through television, radio and newspaper advertising, the Company has created and sponsored such promotions as the annual Car-A-Day in MayTM, "Paycheck Bonanza" and the "Great Giveaway," a popular football season contest. These promotions have become a tradition in the locals market and have had a positive impact
upon   the  Company's  patronage  during  their  respective  promotion periods.

LAS VEGAS CASINO PROPERTIES

     PALACE STATION

     Palace Station is situated on 39 acres strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas' most heavily traveled areas, and a short distance from the McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. With Palace Station's ample parking and its convenient location, customers are assured easy access to the hotel
and casino, a factor  that   management  believes  is  particularly
important in attracting and retaining its customers. The Palace Station complex has approximately 287,000 square feet of main facility area and features a turn-of-the-century railroad station theme. The complex includes a 1,028-room hotel, an approximately 84,000-square foot casino, two swimming pools, 3,700 parking spaces (including 1,900 spaces in two multi-level parking structures), an approximately 20,000-square foot banquet and convention center, five full-service restaurants, two fast-food outlets, a 24-hour gift shop and a non-gaming video arcade. The casino offers approximately 2,220 slot and video poker machines, 53 gaming tables, two keno lounges, a poker room, a bingo parlor, and a race and sports book.

     The hotel features 587 rooms in a modern 21-story tower. Guests in the tower enjoy a view of the Las Vegas Strip, downtown Las Vegas and the surrounding mountains. The remaining 441 hotel rooms are located in low-rise buildings adjoining the tower and casino. Palace Station's hotel rooms are spacious and well-appointed. Standard tower rooms average approximately 377 square feet and include a king or queen-size bed, a vanity and a sitting area. These amenities are offered to visitors at rates that compare favorably to those at other Las Vegas hotels. Each of the hotel's two landscaped courtyard areas includes a swimming pool and a jacuzzi.

     Palace Station's five full-service restaurants have a total of over 1,225 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the 24-hour Iron Horse Cafe (featuring a Chinese menu in addition to American fare), an all-you-can-eat buffet known as "The Feast," the Broiler (a steak and seafood restaurant), the Pasta Palace (an Italian restaurant) and the Guadalajara Bar & Grille (a Mexican restaurant). Palace Station guests also may take advantage of the Palace Saloon Piano Bar and the Loading Dock Lounge which provide music, dancing and entertainment. Quick service meals and snacks are offered at the Pizza Palace, Samueli's Deli, and Burger King.

     In planning the 1991 addition of the hotel tower, management created a master plan that provides for the addition of 1,500 new tower rooms and improved recreational facilities, replacing 441 existing low rise rooms. This, added to the existing 587 tower rooms, would result in approximately 2,100 hotel rooms at Palace Station. With this master plan in mind, management reconfigured the facility and developed a significant portion of the overall infrastructure in conjunction with the 1991 expansion in order to achieve economies of scale, reduce costs and minimize disruptions that might be experienced with future expansion.

     The Company has received approvals from the City of Las Vegas for an expansion of an additional 1,200 hotel rooms and up to 195,000 square feet of additional public space at Palace Station. With the assistance of its architectural design consultant, the Company will develop detailed construction plans and budgets for the Palace Station expansion project. The Company anticipates that it will engage one or more general contractors to perform the required construction in accordance with the Company's plans and budgets. To date, there are neither definitive construction plans nor budgets for the project, nor has any general contractor been engaged, and the scope of the project may vary significantly from that which is currently anticipated. While a significant portion of the requisite infrastructure is already in place, and the Palace Station site has the capacity for significant expansion, the Company's decision to complete this expansion and the master plan is subject to future market and strategic considerations and the availability of capital.

     BOULDER STATION

     Boulder Station, which opened in August 1994, is situated on 40 acres strategically located on the opposite side of Las Vegas from Palace Station. Patrons enjoy convenient access to this facility which is located on the Boulder Highway and immediately adjacent to the Interstate 515 interchange. Interstate 515 and the Boulder Highway are the major thoroughfares into Las Vegas for visitors from Arizona. Management believes that its highly visible location at this well-traveled intersection offers a competitive advantage relative to existing hotels and casinos located on the Boulder Highway. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. The Boulder Station complex has approximately 337,000 square feet of main facility area and, like Palace Station, features a turn-of-the-century railroad station theme. The complex includes a 300-room hotel, an approximately 86,000-square foot casino, 4,350 parking spaces (including a 1,900-space multi-level parking structure), five full-service restaurants, several fast-food outlets, a 280-seat entertainment lounge, eight additional bars, a high-quality 11-screen movie theater complex, a child-care facility, a swimming pool, a non-gaming video arcade and a gift shop. The casino offers approximately 2,950 slot and video poker machines, 38 gaming tables, a keno lounge, a poker room, a bingo parlor and a race and sports book.

     Boulder Station's five full-service restaurants have a total of over 1,400 seats. These restaurants offer a variety of high-quality food at reasonable prices. Restaurant themes and menus are similar to
Palace Station's,   allowing  Boulder  Station  to  benefit  from  the
market acceptance and awareness of this product. Restaurants include the 24-hour Iron Horse Cafe (featuring a Chinese menu in addition to American fare), an all-you-can-eat buffet known as "The Feast," the
Broiler (a steak  and   seafood  restaurant),  the  Pasta  Palace  (an
Italian restaurant), and the Guadalajara Bar & Grille (a Mexican restaurant). In addition to these restaurants which are similar to the offerings at Palace Station, Boulder Station offers fast-food outlets, including Pizza Palace, Viva Salsa, and China Express. Additionally, the Company leases space to the operators of such restaurants as Burger King and Starbuck's Coffee to enhance the customers' dining selection. Boulder Station's restaurants and bars are located in open settings that are designed to intermingle the dining and gaming experience. Boulder Station also is master-planned for expansion, but the Company's decision to complete this expansion and the master plan is subject to future market and strategic considerations and the availability of capital. The Company has delayed commencement of
construction   on   a   507-room  hotel  project  at  Boulder Station.
Management  is  currently evaluating  the timing of this project which
depends  significantly   on  the   operating  results  of the Company,
including Station Casino Kansas City,   as   well  as  the  Las  Vegas
market's  ability  to   absorb significantly increased hotel capacity.

     TEXAS STATION

     Texas Station, which commenced operations in July 1995, is situated on 47 acres strategically located at the corner of Lake Mead Boulevard and Tonopah Highway in North Las Vegas. The facility features a friendly, "down-home" Texas atmosphere, highlighted by the distinctive early Texas architecture. Texas Station has approximately 258,000 square feet of main facility area in a low rise complex plus a six story, 200-room hotel tower and approximately 4,000 parking spaces (including a recently opened 1,500-space covered parking structure). The complex includes an approximately 75,000-square foot casino, five
full-service  restaurants,  several  fast-food  outlets,  a   132-seat
entertainment lounge, seven additional bars, a high-quality 12-screen movie theater complex, a swimming pool, a non-gaming video arcade and a gift shop. The casino offers approximately 1,985 slot and video poker machines, 36 gaming tables, a keno lounge, a poker room, a bingo parlor which opened in May 1996, and a race and sports book. Management believes that the theater complex provides a competitive advantage for the property and is an additional attraction that draws a significant number of patrons to the facility. Texas Station has entered into a 25-year lease agreement with Act III with terms substantially the same as the Sunset Station agreement noted above.

     Texas Station's five full-service restaurants have a total of over 1,300 seats. These restaurant facilities offer a variety of high-
quality food at reasonable prices, including the 24-hour Yellow   Rose
Cafe (a 24-hour coffee shop), the Stockyard Steakhouse, the Laredo Cantina and Cafe (a Mexican restaurant), the San Lorenzo (an Italian restaurant) and the Market Street Buffet (featuring seven different food stations). In addition to the Texas Station themed restaurants, guests may also take advantage of the unique features of the Whiskey Bar with a seven-foot high bronco rider, which rotates on a pedestal and may be viewed by patrons on all sides, the Garage Bar which features a 1976 fire-engine red Cadillac Eldorado with seven-foot Texas long-horns on the hood, or the Armadillo Honky Tonk where a 3,000 piece cut glass armadillo is the centerpiece of a dance hall. The facility also offers fast-food
outlets, including a pizza kitchen and  deli.   Management believes
that the quality and variety of the restaurants offered at the facility are a major draw in the rapidly growing North Las Vegas and Summerlin markets.

      In December 1996, the Company completed construction of an approximately $7 million multi-level parking structure which added approximately 1,500 parking spaces. This addition was designed to alleviate parking constraints during peak periods and has resulted in improved customer traffic at the facility. To accommodate future expansion, Texas Station has been master-planned for additional hotel rooms, casino space and entertainment facilities.

MISSOURI CASINO PROPERTIES

     STATION CASINO KANSAS CITY

     Station Casino Kansas City commenced operations in January 1997. This facility is a master-planned gaming and entertainment destination
facility  featuring  a  historic  Missouri  riverboat  theme  and   is
strategically located to attract customers from the greater Kansas City area as well as tourists from outside the region. The facility is located on a 171-acre site immediately east of the heavily traveled Interstate 435 bridge, seven miles east of downtown Kansas City, one mile south of Worlds of Fun and Oceans of Fun Amusement Parks, six miles north of the Truman Sports Complex, which includes Arrowhead Stadium and Kauffman Stadium, and 12 miles from the Kansas City
International   Airport.   Station  Casino  Kansas  City's   marketing
programs are specifically designed to effectively target and capture repeat customer demand from the local customer base and also emphasize the strong visitor and overnight markets. Management believes that Station Casino Kansas City has specific advantages relative to both existing and future riverboat facilities in the region and that it is the premier facility in the Kansas City market. The site is adjacent
to   the  Interstate  435  bridge,  which  supports  traffic  flow  of approximately 71,000 cars per day. Interstate 435 is a six-lane, north-south expressway offering quick and easy accessibility to the site, and also provides direct visibility of the site. The high visibility and easy access to the Station Casino Kansas City site helps attract auto travelers who are visiting the theme parks and sports facilities along this entertainment corridor.

     The Station Casino Kansas City facility features two continuously docked gaming vessels situated in a man-made protective basin. The two gaming facilities feature approximately 140,000 square feet of gaming space that offers approximately 3,300 slot and video poker machines and 190 gaming tables and a poker room. Station Casino Kansas City is the fourth largest casino in the United States in terms of casino square footage and the Company believes the facility offers the first Las Vegas-style gaming experience in the Midwest. The gaming facilities are docked adjacent to a land-based entertainment facility with approximately 526,000 square feet of main facility area which includes a 200-room hotel, seven full-service restaurants, several fast-food outlets, 11 bars and lounges, a 1,400-seat Grand Pavillion featuring headline entertainment, a Kid's Quest child-care facility, a gift shop and parking for 5,000 vehicles. Act III is currently constructing a high-quality 18-screen movie theater complex adjacent to the facility pursuant to a long-term ground lease and the Company is completing a 5,700-square foot non-gaming video arcade and midway operated by Sega Game Works both of which are scheduled to open in July 1997.

     Station Casino Kansas City's restaurants offer a variety of high-quality food at reasonable prices. Restaurants include an all-you-can-eat live action buffet "Feast Around the World," featuring Italian, Mexican, Chinese, barbecue, and traditional American fare, Bugatti's Little Italy Cafe, featuring fine Italian cuisine and a wine bar with an extensive selection, Pancho Villa's Cantina, featuring southwestern foods guided by culinary sensation Mark Miller of Sante Fe, the Orleans Seafood Co. and Oyster Bar, featuring fresh Louisiana style seafood, managed by renowned Chef Paul Prudhomme and the Hafbrauhaus Brewery & Biergarten featuring a wide selection of micro-brewed lagers, an assortment of American and Bavarian cuisine and live entertainment. In addition, Station Casino Kansas City leases space to two well-known Kansas City favorites, Arthur Bryant's Barbeque and The Phoenix Piano Bar & Grill, known as one of the best jazz clubs in the city. Additionally, the complex offers the Morning Glory Coffee Cafe and Bakery featuring Starbuck's Coffee and fresh-baked goods and the Royal Chieftan Cigar Co., offering a wide variety of fine cigars and cigar accessories.

      The Company believes that Station Casino Kansas City offers significant growth and expansion opportunities that can be implemented on an incremental basis. The project is master-planned for multi-phased growth including additional hotel rooms, restaurants and  other entertainment facilities. The
development of the additional facilities is   subject  to  numerous
uncertainties,  including  future   market conditions, regulatory
approvals and ultimate financial viability.

     STATION CASINO ST. CHARLES

     Station Casino St. Charles commenced operations in May 1994. Station Casino St. Charles is a master-planned gaming and entertainment
complex  featuring  a historic riverboat theme.   Station  Casino  St.
Charles  is situated immediately north of the Interstate 70 bridge  in
St.  Charles  on  approximately 52 acres owned by  the  Company.   The
Station Casino St. Charles complex is strategically located to attract customers from the St. Charles and greater St. Louis area, as well as tourists from outside the region. Management believes that this location offers the Company certain competitive advantages relative to both existing and future riverboat facilities in the region. The site is adjacent to the Interstate 70 bridge. Interstate 70 is a 10-lane, east-west expressway offering quick and easy accessibility to and direct visibility of the Station Casino St. Charles site. Furthermore, the Station Casino St. Charles location is approximately seven miles from St. Louis' airport, offering convenience to the air traveler and access to the large number of hotel rooms in the area, approximately 4,750 of which surround the airport.

     Station Casino St. Charles currently features two gaming vessels - a 292-foot long by 74-feet wide gaming riverboat known as "The Station Casino Belle" and a floating two-story, 105,000-square foot gaming and entertainment facility. The two current gaming vessels have 47,000 square feet of gaming space with capacity for 4,000 gaming customers, as well as food and beverage and other related facilities. Station Casino St. Charles offers approximately 1,810 slot and video poker
machines,  85  gaming  tables and a poker room.   Station  Casino  St.
Charles  features  a  250-seat all-you-can-eat buffet  known  as  "The
Feast,"  as  well  as an 80-seat specialty steakhouse  known  as  "The
Broiler."   In  addition to the casinos and restaurants, the  facility offers  seven  bars,  a  fast-food court, an entertainment  lounge,  a
lobby,  a  ticketing  facility  and a  gift  shop.   The  Company  has
commenced the St. Charles Expansion Project, which is ultimately intended to replace the existing facilities at Station Casino St. Charles upon completion of such project.

     Capitalizing on its operating experience in Las Vegas, the facility has emphasized convenience in offering two separate gaming facilities. In doing so, the Company is able to stagger its two hour cruises to begin each hour of the day from nine in the morning until two the following morning, seven days a week. With a 45 minute boarding time, the longest a customer has to wait is 15 minutes to enter a gaming facility. Additionally, the Company received approval for continuously
docked   gaming  on  each  of  the  gaming  facilities.  In  Missouri, continuously docked gaming requires "simulated cruising," which allows customers to board only at certain specified times, however, the customer may leave at any time, which is significantly more convenient for the customer.

     In furtherance of the Station Casino St. Charles master plan, the Company completed construction of a new elevated roadway and a 4,000-space five-story parking structure in May 1996. This project includes a turn-around deck and porte-cochere. The parking facility is constructed above the existing flood plain and provides the infrastructure for the current facilities as well as the St. Charles Expansion Project. The elevated roadway and parking structure provide improved access to the current and new gaming facilities and significantly diminish Station Casino St. Charles' susceptibility to closure during the spring flooding season. This was evidenced in May 1996 when flooding on the Missouri River occurred and the parking garage and elevated roadway served one of its intended purposes in minimizing business disruption caused by the flood.

     In addition, Station Casino St. Charles has been chosen by the City of St. Charles, Missouri as the redeveloper of a designated Redevelopment Project Area (the "TIF District") totaling approximately 107 acres adjacent to Station Casino St. Charles. In connection with this
redevelopment,  Station  Casino  St.  Charles  has  entered  into   an
agreement for property acquisition with the City of St. Charles that allows for the acquisition by Station Casino St. Charles of the property within the TIF District. This agreement designated Station Casino St. Charles as the city's agent to acquire property using the city's power of eminent domain, and required, subject to certain limitations, Station Casino St. Charles to initiate eminent domain proceedings on all property in the TIF District by March 22, 1997. Station Casino St. Charles has initiated, completed or, with the
consent  of  the  City  of  St.  Charles,  dismissed  eminent   domain
proceedings on all land in the designated Phase I of the TIF District (approximately 40 acres). This land has been or may be acquired for the construction of a mixed-use development, which may include retail space, a hotel, office space, convention space, or restaurants. Eminent domain proceedings on all land in the designated Phase II and
III  of the TIF District have been postponed or suspended in light  of
the  condemnation  awards  in the Phase I proceedings.   The  property
acquisition agreement provides Station Casino St. Charles with the right to terminate this agreement in the event the cost to purchase
the   property,  relocate  existing  tenants  and  demolish   existing
structures exceeds $13.7 million.

THE SOUTHWEST COMPANIES

    The Company provides slot route management services to numerous food and beverage establishments and commercial businesses in southern
Nevada   and  Louisiana  through  its  subsidiary,  Southwest   Gaming
Services, Inc. (''SGSI''). (SGSI, together with Southwest Services, Inc. (''SWSI") and their respective subsidiaries, the ''Southwest Companies'').

    SGSI commenced its slot route business in southern Nevada in December
1990.   Management  combined  its gaming  experience  with  its  route management abilities from SWSI to capitalize on the rapidly expanding slot route business. SGSI has approximately 720 machines in service throughout southern Nevada. In July 1992, SGSI entered into a joint venture with a corporation owned by certain Louisiana residents to form Southwest Gaming of Louisiana (''SGLA''), in which SGSI owns a 49% equity interest. SGLA operates approximately 90 video poker machines at Louisiana Downs Race Track (''Louisiana Downs'') and over 210 machines at other locations in Louisiana. The Company's contract with Louisiana Downs expires in June 1997 and will not be renewed. Due to the addition of three riverboat gaming facilities in Shreveport Louisiana, revenues and operating cash flows from the Company's Louisiana joint venture have significantly declined.

COMPETITION

     The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Indian reservations and other
forms  of  legalized  gaming.   There  is  intense  competition  among
companies in the gaming industry, many of which have significantly greater resources than the Company. Certain states have recently
legalized,   and  several  other  states  are  currently   considering
legalizing,  casino  gaming  in designated  areas.   Legalized  casino
gaming in such states and on Indian reservations will provide strong competition to the Company and could adversely affect the Company's operations, particularly to the extent that such gaming is conducted in areas close to the Company's operations.

     Palace Station, Boulder Station and Texas Station face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. Sunset Station will face similar
competition.   Such competition includes at least eight  hotel-casinos
targeted primarily towards local residents and repeat visitors, as well as numerous non-hotel gaming facilities targeted towards local
residents.   The  Company competes with other locals  oriented  hotel-
casinos by focusing on repeat customers and attracting these customers through innovative marketing programs, which include the annual Car-A-Day in MayTM promotion. The Company's value-oriented, high-quality approach is designed to generate repeat business. Additionally, the casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in
attracting  local  visitors  and repeat patrons.   In  recent  months,
several of the Company's direct competitors who cater to the "locals" market have completed major expansion projects, and other expansions are in progress or are planned. Currently, there are approximately 27 major gaming properties located on or near the Las Vegas Strip, 14 located in the downtown area and several located in other areas of Las Vegas. In the past year, four large hotel-casinos have opened on or near the Las Vegas Strip. In addition, nine new hotel-casinos and three hotel-casino expansions are under construction or have been announced, which will add approximately 21,000 rooms to the Las Vegas area over approximately the next two years. Five of the new hotel-casinos are major resorts with a theme and an attraction which are
expected   to  draw  significant  numbers  of  visitors.   These   new
facilities could have a positive effect on Palace Station, Boulder Station, Texas Station and Sunset Station if more visitors are drawn to Las Vegas. Any other major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could have a material adverse effect on the businesses of Palace Station, Boulder Station, Texas Station and Sunset Station. The additional capacity has had little, if any, impact on Palace Station's, Boulder Station's or Texas Station's hotel occupancy or casino volume to date, although there can be no assurance that hotel occupancy or casino volume will not be adversely affected in the future.

     The Company's Las Vegas casino properties face more direct competition from eight hotel-casinos primarily targeted to the local and the
repeat  visitor  markets.   Many of these competitors  have  completed
major expansions and existing competitors and new entrants into these markets are in the planning stages or well under construction.
Although the Company has competed strongly in these marketplaces, there can be no assurance that this additional capacity will not have a negative impact on the Company.

     The Missouri Gaming Commission has been empowered to determine the number of gaming licenses supportable by the region's economic situation. As of March 31, 1997, 38 applications for gaming licenses had been filed with the State of Missouri, including 12 applications to operate in the St. Louis marketplace. 16 of these 38 applicants have been granted a license, permitting gaming operations in St. Louis, Kansas City, St. Joseph and Caruthersville, Missouri. Station Casino St. Charles competes primarily with other gaming operations in and around St. Louis, Missouri. Currently, in addition to Station Casino St. Charles, there are four facilities operating in the St. Louis market, including a facility in Maryland Heights which opened in
March  1997.   In particular, the Company expects that Station  Casino
St. Charles will be directly impacted by competition from the facility located in Maryland Heights due to its size, quality and close proximity. While the Company has experienced a decline in revenues at Station Casinos St. Charles since the opening of the Maryland Heights facility, the Company is taking steps to mitigate the effects of such competition, including undertaking the St. Charles Expansion Project. Additionally, two of the four competitors operating in the St. Louis market are located in Illinois, which does not impose a $500 loss limit. Gaming also has been approved by local voters in jurisdictions near St. Louis, including St. Charles, Jefferson City and other cities
and  counties  along  the Mississippi and Missouri  Rivers.   Any  new
gaming operations developed near St. Louis would likely provide significant competition to Station Casino St. Charles. Gaming laws in surrounding states and in other areas may be amended in ways that
would  increase the competition to Station Casino St.  Charles.   This
increasing competition could have a material adverse effect on the Company's business.

     Recently, Davis Gaming was selected for investigation for licensure for a gaming operation which it intends to develop in Boonville, Missouri, a city in central Missouri near Jefferson City and Columbia, and Mark Twain Casino L.L.C. was selected for investigation for licensure for a gaming operation which it intends to develop in LaGrange, Missouri, a city in northeastern Missouri. Neither area is currently served by a Missouri gaming facility.

      Station Casino Kansas City competes primarily with other gaming operations in and around Kansas City, Missouri. Currently there are five gaming facilities operating in the Kansas City market. Earlier entrants to the Kansas City market may have an advantage over the Company due to their ability to establish early market share. Gaming has been approved by local voters in jurisdictions near Kansas City, including St. Josephs (which currently has one riverboat gaming operation), Jefferson City and other cities and counties along the Missouri River. Any new gaming operations developed near Kansas City would likely provide significant competition to Station Casino Kansas City.

      Several companies are engaging in riverboat gaming in states neighboring Missouri. Illinois sites, including Alton, East St. Louis, and Metropolis, enjoy certain competitive advantages over Station Casino St. Charles because Illinois, unlike Missouri, does not impose limits on the size of losses and places fewer restrictions on the extension of credit to customers. In contrast, Missouri gaming law provides for a maximum loss of $500 per player on each cruise and prohibits the extension of credit (except credit cards and checks). Unlike Illinois gaming law, the Missouri gaming law places no limits on the number of gaming positions allowed at each site. As of March 31, 1997, Illinois had approved a total of ten licenses. While riverboats currently are the only licensed form of casino-style gaming in Illinois and the number of licenses is restricted to ten, possible future competition may arise if gaming is legalized in or around Chicago, which was specifically excluded from the legislation permitting gaming in Illinois.

     The Company's Missouri gaming operations also compete to a lesser extent with the riverboat and floating gaming facilities in Mississippi, Louisiana, Iowa and Indiana. Like Illinois, neither Mississippi nor Louisiana gaming legislation imposes limits on wagers or losses. Mississippi had 33 licensed riverboats and three pending applications as of March 31, 1997. In addition, Mississippi has one land-based casino located on Indian lands. In Louisiana, 15 licenses for gaming vessels have been granted, which is the maximum number of licenses currently authorized in the state, and 12 vessels have commenced operations. The opening of three riverboat gaming facilities in Shreveport, Louisiana, has had a negative impact on the revenues and cash flows of the Company's Louisiana joint venture. Gaming laws in these surrounding states and in other areas may be amended in ways that would increase the competition to the Company's Missouri gaming operations.

      To a lesser extent, the Company's operations compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, with facilities in Atlantic City, New Jersey and other parts of the world and with state-sponsored lotteries, on-and-off-track pari-mutuel wagering, card parlors and other forms of legalized gambling.

REGULATION AND LICENSING

     NEVADA GAMING REGULATIONS

     The ownership and operation of casino gaming facilities, the operation of gaming device routes and the manufacture and distribution of gaming devices in Nevada are subject to: (i) the Nevada Gaming Control Act and  the  rules  and regulations promulgated thereunder (collectively,
the   ''Nevada   Act'');  and  (ii)  various  local   ordinances   and
regulations.   The  Company's gaming operations  are  subject  to  the
licensing  and  regulatory  control of the  Nevada  Gaming  Commission
(''Nevada  Commission''),  the  Nevada  State  Gaming  Control   Board
(''Nevada Board''), the City of Las Vegas, the Clark County Liquor and Gaming Licensing Board (the ''Clark County Board''), the City of North
Las  Vegas,  the City of Henderson and certain other local  regulatory
agencies.   The Nevada Commission, the Nevada Board, the City  of  Las
Vegas,  the Clark County Board, the City of North Las Vegas, the  City
of   Henderson,  and  certain  other  local  regulatory  agencies  are collectively referred to as the ''Nevada Gaming Authorities.''

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii)
the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal controls and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state
and  local  revenues through taxation and licensing fees.   Change  in
such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     The Company's direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. SGSI is licensed as a distributor and as an operator of a slot machine route. Palace Station, Boulder Station, Texas Station, and Sunset Station have received licenses to conduct nonrestricted gaming operations. Town Center Amusements, Inc. ("TCAI") has been licensed to conduct nonrestricted gaming operations at Barley's Casino & Brewing Company, a micro brewery and casino located in Southeast Las Vegas. The Company's ownership in TCAI is held through an intermediary company known as Green Valley Station, Inc. ("GVSI") which is licensed as a member and Manager of TCAI. The Company is registered by the Nevada Commission as a publicly traded corporation (a ''Registered Corporation'') and has been found suitable to own the stock of Palace Station, Boulder Station, Texas Station, Sunset Station, GVSI, and SGSI. The Company is also licensed as a manufacturer and distributor. Palace Station, Boulder Station, Texas Station, Sunset Station, GVSI and SGSI are each a corporate gaming
licensee   and   TCAI   is  a  limited  liability   company   licensee
(individually a ''Gaming Subsidiary'' and collectively the ''Gaming Subsidiaries'') under the terms of the Nevada Act. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and the Nevada Board and furnish any other information which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (collectively, the "Gaming Licenses") required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation, such as the Company or the Gaming Subsidiaries, which holds a license, in order to determine whether such individual is suitable or should be licensed as a business associate of a Registered Corporation or a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be
licensed  or  found  suitable by the Nevada Gaming  Authorities.   The
Nevada  Gaming  Authorities may deny an application for licensing  for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed
personal   and   financial   information  followed   by   a   thorough
investigation.   The  applicant  for  licensing  or   a   finding   of
suitability must pay all the costs of the investigation.   Changes  in
licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue to have a relationship with the Company or the Gaming Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or the  Gaming Subsidiaries to terminate the employment of any person who
refuses  to  file  the  appropriate applications.   Determinations  of
suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company, Palace Station, Boulder Station, Texas Station, Sunset Station, TCAI and SGSI are required to submit detailed financial and
operating  reports  to  the  Nevada  Commission.   Substantially   all
material loans, leases, sales of securities and similar financing transactions by Palace Station, Boulder Station, Texas Station, Sunset Station, TCAI and SGSI must be reported to or approved by the Nevada Commission and/or the Nevada Board.

     If it were determined that the Nevada Act was violated by a Gaming
Subsidiary,   the   gaming  licenses  it  holds  could   be   limited,
conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Palace Station, Boulder Station, Texas Station, Sunset Station, and Barley's Casino and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

     Any beneficial owner of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have their suitability as a beneficial owner of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada.  The applicant must
pay   all  costs  of  investigation  incurred  by  the  Nevada  Gaming
Authorities in conducting any such investigation.

     The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such
filing.   An  ''institutional investor,'' as  defined  in  the  Nevada
Commission's regulations, which acquires beneficial ownership of more than 10%, but not more than 15% of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.
If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found
unsuitable.   The  same restrictions apply to a record  owner  if  the
record  owner, after request, fails to identify the beneficial  owner.
Any stockholder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a  stockholder or to have any other relationship with the  Company  or the Gaming Subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fails to  pursue  all  lawful efforts to  require such unsuitable  person
to relinquish   his  voting
securities including,  if  necessary,   the immediate  purchase of said
voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

     If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable
person   by   way  of  principal,  redemption,  conversion,  exchange,
liquidation or similar transaction.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities;
(iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time.
If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make
such   disclosure  may  be  grounds  for  finding  the  record  holder unsuitable.  The Company is also required to render maximum assistance
in  determining  the  identity of the beneficial  owner.   The  Nevada
Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or
finance   gaming  facilities  in  Nevada,  or  to  retire  or   extend
obligations incurred for such purposes. On March 20, 1997, the Nevada Commission granted the Company prior approval to make offerings under a Shelf Registration for a period of two years, subject to certain conditions (''Shelf Approval''). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must
be  renewed  at  the end of the two year approval period.   The  Shelf
Approval also applies to any affiliated company wholly-owned by the Company (an ''Affiliate'') which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, the Company or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the
prospectus  or the investment merits of the securities  offered.   Any
representation to the contrary is unlawful.

     Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or  conduct by a person whereby such person obtains control,  may  not
occur  without the prior approval of the Nevada Commission.   Entities
seeking  to  acquire control of a Registered Corporation must  satisfy the Nevada Board and the Nevada Commission that they meet a variety of stringent standards prior to assuming control of such Registered
Corporation.   The  Nevada  Commission may  also  require  controlling
stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may
be  injurious to stable and productive corporate gaming.   The  Nevada
Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the
financial   stability   of  corporate  gaming  licensees   and   their
affiliates;  (ii)  preserve  the  beneficial  aspects  of   conducting
business   in  the  corporate  form;

and  (iii)  promote  a   neutral environment   for   the  orderly
governance  of  corporate   affairs.  Approvals  are,  in certain
circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the state of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or
(iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or manufacturer's or distributor's license also pay certain fees and taxes to the state of Nevada.

      Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, ''Licensees''), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada
Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability. The loss or restriction of the Company's gaming licenses in Nevada would have a material adverse effect on its business and could require the Company to cease gaming operations in Nevada.

     NEVADA LIQUOR REGULATIONS

     The sale of alcoholic beverages at Palace Station and Boulder Station are subject to licensing, control and regulation by the City of Las Vegas and the Clark County Board, respectively. Texas Station is subject to licensing control and regulation of the City of North Las
Vegas.   Sunset  Station  is  subject to the  licensing,  control  and regulation of the City of Henderson. Barley's Casino is subject to licensing control and regulation of the City of Henderson and the
Department of Treasury, Bureau of Alcohol, Tobacco and Firearms.   All
licenses  are  revocable  and  are  not  transferable.   The  agencies
involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gaming Subsidiaries.

     MISSOURI GAMING REGULATIONS

     Gaming was originally authorized in the State of Missouri and the City of St. Charles on November 3, 1992, although no governmental action was taken to enforce or implement the original law. On April 29, 1993, Missouri enacted the Missouri Gaming Law which replaced the original
law   and  established  the  Missouri  Gaming  Commission,  which   is
responsible for the licensing and regulation of riverboat gaming in Missouri. The Missouri Gaming Commission has discretion to approve gaming license applications for both permanently moored ("dockside") riverboat casinos and powered ("excursion") riverboat casinos. On September 20, 1993, the Company filed its initial application with the Missouri Gaming Commission for either a dockside or a cruising gaming license in St. Charles, Missouri, which license was issued on May 27, 1994, thereby making the Company one of the first two entrants in the Missouri riverboat gaming market.

     However, due to both a January 25, 1994, ruling by the Missouri Supreme Court which held that games of chance, including certain games authorized under the Missouri Gaming Law such as bingo and keno,
constitute  "lotteries"  and  were  therefore  prohibited  under   the
Missouri  Constitution  and the failure of a state  wide  election  on
April  5,  1994,  to adopt a constitutional amendment that  would  have
exempted   excursion   boats  and  floating   facilities   from   such

constitutional   prohibition  on  lotteries,  the  Company   commenced
operations only with those games which involve some element of skill ("limited gaming"), such as poker and blackjack, that would be constitutionally permissible. The authorization of both games of skill and games of chance ("full-scale gaming") occurred on November 9, 1994, with passage by Missouri voters of a constitutional amendment virtually identical to the measure which was defeated on April 5, 1994. Full-scale gaming became effective on December 9, 1994, and by the end of December 1994, the Company was conducting full scale gaming on both its excursion and dockside casinos in St. Charles, Missouri.

     Opponents of gaming in Missouri have brought several legal challenges to gaming in the past and may possibly bring similar challenges in the
future.   There  can be no assurances that any future  challenges,  if brought, would not further interfere with full-scale gaming operations
in   Missouri,  including  the  operations  of  the  Company  and  its subsidiaries.

     On January 16, 1997, the Missouri Gaming Commission granted Station Casino Kansas City a Class A and Class B Excursion Gambling Boat license to own and operate the River King and River Queen floating gaming facilities.

      Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation. By virtue of its gaming license in Missouri, the Company, any subsidiaries it has or it may form and certain of its officers and employees are subject to the Missouri Gaming Law and the regulations of the Missouri Gaming Commission.

     As part of the application and licensing process for a gaming license, the applicant must submit detailed financial, operating and other reports to the Missouri Gaming Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Gaming
Commission  in  the  application.   In  addition  to  the  information
required  of the applicant, directors, officers and other key  persons must submit Personal Disclosure Forms which include detailed personal financial information and are subject to thorough investigations. All gaming employees must obtain an occupational license issued by the
Missouri  Gaming  Commission.   The  operators'  licenses  are  issued
through application to the Missouri Gaming Commission, which requires, among other things, (a) investigations into an applicant's character, financial responsibility and experience qualifications and (b) that applicants furnish (i) an affirmative action plan for the hiring and training of minorities and women and (ii) an economic development or impact report. License fees are a minimum of $50,000 for the initial application and $25,000 annually thereafter.

     The Missouri Gaming Commission may revoke or suspend gaming licenses and impose other penalties for violation of the Missouri Gaming Law and the rules and regulations which may be promulgated thereunder, including, without limitation, forfeiture of all gaming equipment used for improper gaming and fines of up to three times an operator's highest daily gross adjusted receipts during the preceding twelve
months.   The  gaming licenses may not be transferred nor  pledged  as collateral, and the Missouri Gaming Law regulations bar a licensee from taking any of the following actions without 15 days' prior notice to, and approval by, the Missouri Gaming Commission: any issuance of an ownership interest of five percent or more of the issued and outstanding ownership interest, any private incurrence of debt by the licensee or any holding company of $1,000,000 or more, and any public issuance of debt by a licensee or its holding company. The Missouri Gaming Commission may reopen the licensing hearing of the applicable gaming licensee prior to or following the consummation date to consider the effect of the transaction on the gaming licensee's
suitability.   In  addition, the licensee  must  notify  the  Missouri
Gaming Commission of other transactions, including the transfer of five percent or more of an ownership interest in the licensee or holding company, the pledge of five percent or more of the ownership interest in a license or holding company, and any transaction of at least $1,000,000. The restrictions on transfer of ownership apply to the Company and its subsidiaries.

     The Missouri Gaming Law imposes operational requirements on riverboat operators, including a charge of two dollars per gaming customer that licensees must pay to the Missouri Gaming Commission, certain minimum
payout   requirements,   a  20%  tax  on  adjusted   gross   receipts,
prohibitions against providing credit to gaming customers (except  for the  use  of  credit cards and cashing checks) and a requirement  that each  licensee reimburse the Missouri Gaming Commission for all  costs of  any  Missouri  Gaming Commission staff necessary  to  protect  the public on the licensee's riverboat. Licensees must also submit audited quarterly financial reports to the Commission and pay the associated auditing fees. Other areas of operation which are subject to regulation under Missouri rules are the size, denomination and handling of chips and tokens; the surveillance methods and computer monitoring of electronic games; accounting and audit methods and procedures; and approval of an extensive internal control system. The Missouri rules also require that all of an operator's purchases of chips, tokens, dice, playing cards and electronic gaming devices  must be acquired from suppliers licensed by the Missouri Gaming Commission.
The  Missouri Gaming Law provides for a loss limit of $500 per  person per  excursion and requires licensees to maintain scheduled excursions with  boarding and debarking times
regardless of whether the riverboat cruises.   Although the Missouri
Gaming Law provides no limit on the amount  of  riverboat space that may be used for gaming, the Missouri Gaming  Commission  is  empowered to impose such space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. The Missouri Gaming Law also includes requirements as to the form of riverboats, which must resemble Missouri's riverboat history to the extent
practicable  and include  certain  non-gaming  amenities.   All  eleven
licensees in Missouri are authorized to conduct all or a portion of their operations on a dockside basis.

     With respect to the availability of dockside gaming, which may be more profitable than excursion gaming, the Missouri Gaming Commission is empowered to determine on a site-by-site basis where such gaming is appropriate and shall be permitted. All other riverboats will be
required  to  cruise.  On December 27, 1994,     Station  Casino  St.
Charles was granted a dockside gaming license for its floating  gaming
facility  by  the  Missouri Gaming Commission.   On  April  16,  1996,
Station Casino St. Charles, subsequently received approval from the Missouri Gaming Commission to conduct its operations on its excursion gaming riverboat on a continuously docked basis. The U.S. Coast Guard has recommended to the Missouri Gaming Commission that all gaming vessels on the Missouri River be required to remain dockside because certain characteristics of the Missouri River, including turbulence, lack of emergency response infrastructure and potential congestion, create substantially elevated risks for the operation of large capacity passenger vessels. Dockside gaming in Missouri may differ from dockside gaming in other states, such as Mississippi, because the Missouri Gaming Commission has the ability to require ''simulated
cruising.''   This  requirement permits customers  to  board  dockside
riverboats only at specific times and prohibits boarding during a certain portion of each simulated cruise, which is presently two hours in length. Dockside gaming in Missouri may not be as profitable as dockside gaming in other states, that allow for continuous customer ingress and egress.

      The Company may not make a public issuance of debt or ownership interests without first notifying the Missouri Gaming Commission at least 15 days prior to such issuance. The Missouri Gaming Commission may reopen the licensing hearing of the gaming licensee prior to or following the consummation date to consider the effect of the transaction on the gaming licensee's suitability.

     LOUISIANA GAMING REGULATIONS

     The Company, through SGSI and other subsidiaries, provides slot route management services to numerous food and beverage establishments, commercial businesses and major hotels and casinos in southern Nevada and Louisiana. In July 1992, SGSI entered into a joint venture with a corporation owned by certain Louisiana residents to form Southwest Gaming Services of Louisiana ("SGLA"), in which SGSI owns a 49% equity interest.

      The manufacture and distribution of video draw poker devices in Louisiana and the ownership of video poker terminals ("Terminals") in Louisiana, are subject to the Louisiana Draw Poker Control Law and the Rules and Regulations promulgated thereunder (the "Louisiana Act") and to licensing and regulatory control by the Louisiana Gaming Control Board and the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Louisiana Department of Public Safety and Corrections (the "Louisiana Gaming Authorities"). The laws and regulations of the Louisiana Gaming Authorities are based upon declarations of policy which are concerned with protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, and protection of the public from illegal and unscrupulous gaming to ensure the fair play of devices.

     SGLA has been granted a license as a Terminal owner by the Louisiana Gaming Authorities. SGSI owns a 49% equity interest in SGLA, with the remaining 51% interest owned by River Cities Gaming Corporation, a Louisiana corporation not otherwise affiliated with the Company. The license held by SGLA is not transferable and must be renewed annually through payment of fees.

     The Louisiana Gaming Authorities may, upon compliance with certain regulatory procedures, limit, condition, suspend or revoke the license of SGLA for any cause deemed reasonable by such licensing agency. Fines for violations of gaming laws or regulations may be levied against the licensees and the persons involved. In addition, SGLA could be subject to fines for each violation of the gaming laws. Suspension or revocation of any of the licenses of SGLA could have a material adverse effect upon the business of the Company.

     Every person who has or controls more than a 5% ownership, income or profit interest in an entity which has or applies for a license in accordance with the provisions of the Louisiana Gaming Authorities, to exercise a significant influence over the activities of a licensee
must   meet  all  suitability  requirements  and  qualifications   for
licensees. Thus, any holder of more than 10% of the equity securities of the Company will be required to meet such suitability requirements and qualifications. Frank J. Fertitta III, Blake L. and Delise F. Sartini, and Lorenzo J. Fertitta have already obtained such requisite licenses. The Louisiana Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. The Louisiana Gaming Authorities require the submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing must pay a filing fee which also covers the cost of investigation. Determinations of suitability or of questions pertaining to licensing are subject to review under the provisions of Louisiana's Administrative Procedures Act.

     In order for an entity such as a joint venture to be licensed by the Louisiana Gaming Authorities, it must be demonstrated that a majority of the interest in the joint venture is owned by persons who have been domiciled in Louisiana for a period of a least two years prior to the date of the application.

     Terminals must meet strict specifications established by the Louisiana Gaming Authorities. There are also restrictions on the number of Terminals that can be operated at certain locations. Fees are paid to the Louisiana Gaming Authorities based upon a percentage of net revenues from the operation of such Terminals, together with license renewal fees payable quarterly and annually.

GENERAL GAMING REGULATIONS IN OTHER JURISDICTIONS

     If the Company becomes involved in gaming operations in any other jurisdictions, such gaming operations will subject the Company and certain of its officers, directors, key employees, stockholders and other affiliates ("Regulated Persons") to strict legal and regulatory requirements, including mandatory licensing and approval requirements, suitability requirements, and ongoing regulatory oversight with respect to such gaming operations. Such legal and regulatory requirements and oversight will be administered and exercised by the relevant regulatory agency or agencies in each jurisdiction (the "Regulatory Authorities"). The Company and the Regulated Persons will need to satisfy the licensing, approval and suitability requirements of each jurisdiction in which the Company seeks to become involved in gaming operations. These requirements vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. In general, the procedures for gaming licensing, approval and finding of suitability require the Company and each Regulated Person to submit detailed personal history information and financial information to demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by law and regulation in each jurisdiction, followed by a thorough investigation by such Regulatory Authorities. In general, the Company and each Regulated Person must pay the costs of such investigation. An application for any gaming license, approval or finding of suitability may be denied for any cause that the Regulatory Authorities deem reasonable. Once obtained, licenses and approvals may be subject to periodic renewal and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit or restrict a license, approval or finding of suitability for any cause they deem reasonable. Fines for violations may be levied against the holder of a license or approval and in certain jurisdictions, gaming operation revenues can be forfeited to the state under certain circumstances. There can be no assurance that the Company will obtain all of the necessary licenses, approvals and findings of suitability or that its officers, directors, key employees, other affiliates and certain other stockholders will satisfy the suitability requirements in one or more jurisdictions, or that such licenses, approvals and findings of suitability, if obtained, will not be revoked or renewed in the future.

     Failure by the Company to obtain, or the loss or suspension of, any necessary licenses, approval or findings of suitability would prevent the Company from conducting gaming operations in such jurisdiction and possibly in other jurisdictions. The Company may be required to submit detailed financial and operating reports to Regulatory Authorities.

     The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the Regulatory Authorities and may be
amended.   Any   changes   in  such  laws,   regulations,   or   their
interpretations could have a material adverse effect on the Company.

EMPLOYEES

     As of May 31, 1997, the Company and its subsidiaries had approximately 10,000 employees. Management believes that it has good relationships with its employees.

FORWARD-LOOKING STATEMENTS

     When used in this report and elsewhere by management from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements with respect to the financial condition, results of operations and expansion projects of the Company and its subsidiaries. Certain important factors, including but not limited to, competition from other gaming operations, construction risks, licensing and other regulatory risks, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. Further information on potential factors which could affect the financial condition, results of operations and expansion projects of the Company and its subsidiaries are included in the filings of the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Registration Statement on Form S-3 (File No. 333-1102). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 2. PROPERTIES

     Palace Station is situated on 39 acres located on the west side of Las Vegas, Nevada. The Company owns 26 acres and leases the remaining 13 acres pursuant to five long-term ground leases with unaffiliated third parties. The property is subject to a lien to secure borrowings under the Company's reducing revolving bank credit facility.

     Boulder Station is situated on 40 acres located on the east side of Las Vegas, Nevada. The Company owns 13 acres and leases the remaining
27  acres  from  a  trust pursuant to a long-term ground  lease.   The
trustee of such trust is Bank of America NT&SA and the beneficiary of which is KB Enterprises, an affiliated company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the "Related Lessor"), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of the Company. The lease has a maximum term of 65 years, ending in June 2058. Currently, the lease provides for monthly payments of $125,000 until June 1998. In June 1998 and every ten years thereafter the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. The rent will be further adjusted in June 2003 and every ten years thereafter by a cost of living factor. In no event will the rent for any period be less than the immediately prior period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals beginning in June 1998, to purchase the land at fair market value. The Company believes that the terms of the ground lease are as fair to the Company as could be obtained from an independent third party. The Company's leasehold interest in the property and the acreage it owns directly are subject to a lien to secure borrowings under the Company's reducing revolving bank credit facility.

     Texas Station is situated on 47 acres located in North Las Vegas, Nevada. The Company leases the property from a trust pursuant to a long-term ground lease. The trustee of such trust is Bank of America NT&SA and the beneficiary of which is Texas Gambling Hall & Hotel, Inc. an affiliate company of the Related Lessor. The lease has a maximum term of 65 years, ending in May 2060. The lease provides for monthly rental payments of $150,000 until July 2000. In July 2000, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. The rent will be further adjusted by a cost of living factor after the first ten years and every ten years thereafter. In no event will the rent for any period be less than the immediately prior period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals, to purchase the land at fair market value. The Company believes that the terms of the ground lease are as fair to the Company as could be obtained from an independent third party. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Company's reducing revolving bank credit facility.

     Station Casino St. Charles is situated on 52 acres located immediately north of Interstate 70 on the edge of the Missouri River in St.
Charles,  Missouri.  The  Company owns  the  entire  52  acres.    The
Company's ownership interests in the St. Charles property is subject to liens to secure borrowings under the Company's reducing revolving bank credit facility.

     Station Casino Kansas City is situated on 171 acres in Kansas City,
Missouri.   The  Company  entered  into  a  joint  venture   with   an
unaffiliated  third  party  to acquire the  property.  Station  Casino
Kansas  City   leases  the site from the joint  venture  with  monthly
payments of $100,000. The Company amended the lease and will make monthly payments of $85,000 through March 31, 1997, and $90,000 through the remainder of the lease term. The lease term was extended to March
31, 2006, with the option to extend the lease for up to eight renewal periods of ten years each plus one additional period of seven years. Commencing April 1, 1998, and every anniversary thereafter the rent shall
be adjusted by a cost of  living factor.   In connection with the joint
venture agreement, the Company received an option that provided for the right to acquire the joint venture partners interest in this joint venture. The Company has the option to purchase this interest at any time after April 1, 2002 through April 1, 2011 for $11.7 million, however, commencing April 1, 1998, the purchase price will be adjusted by a cost of living factor of not more than 5% or less than 2% per annum. The Company paid $2.6 million for this option. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Company's reducing revolving bank credit facility, and under certain circumstances the Bank Facility permits the lenders to force the exercise of such option.

     The Company is developing Sunset Station on approximately 100 acres located in the Green Valley/Henderson area of Las Vegas, Nevada. The Company leases approximately 48 acres pursuant to a long-term ground lease with an unaffiliated third party. The lease was entered into in June 1994, and has a term of 65 years with monthly rental payments of $120,000, adjusted on each subsequent five-year anniversary by a cost
of  living factor.   On the seventh anniversary date of the lease, the
Company has the option to purchase the land for $23.8 million. The lessor also has an option to sell the land to the Company for $21.8 million on the seventh anniversary of the lease. The remaining approximate 52 acres were purchased by the Company in September 1995, for approximately $11 million.

      The Company has acquired several parcels of land in various jurisdictions as part of the Company's development activities. At March 31, 1997, $22.6 million of land had been acquired for potential gaming projects in jurisdictions where gaming has been approved. In addition, $3.7 million of land had been acquired in certain jurisdictions where gaming has not yet been approved. No assurances can be made that these jurisdictions will approve gaming in the future.

     The Company has entered into various purchase agreements whereby the Company has the option to acquire or lease land for developing existing and potential new gaming projects with purchase prices totaling $31.3 million at March 31, 1997. In consideration for these options, the Company has paid or placed in escrow $6.0 million at March 31, 1997, all of which would be forfeited should the Company not exercise its options to acquire or lease the land.

ITEM 3. LEGAL PROCEEDINGS

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

Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants' Motions to Dismiss the Amended Complaints. The plaintiffs filed a Consolidated Amended Complaint on February 13, 1997. The Defendants have filed motions to dismiss, substantially identical to those filed in the earlier separate actions. The motions to
dismiss remain pending  before  the Court.   Management believes that
the claims are wholly without merit and does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1997.



                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The registrant's common stock trades on New York Stock Exchange under the symbol "STN" . Prior to September 5, 1996, the common stock traded on the Nasdaq Stock Market under the symbol ''STCI.'' The following table sets forth, for the periods indicated, the high and low closing sale price per share of the common stock as reported on the New York Stock Exchange or the Nasdaq National Market as applicable.

                                              High     Low
                                              ----     ---
        Fiscal Year Ending March 31, 1996
        ---------------------------------
               First Quarter                 17.50    10.38
               Second Quarter                20.00    14.88
               Third Quarter                 16.00    12.50
               Fourth Quarter                15.13     9.75

        Fiscal Year Ending March 31, 1997
        ---------------------------------
               First Quarter                 16.13    11.63
               Second Quarter                14.38    11.00
               Third Quarter                 12.75     9.50
               Fourth Quarter                10.63     8.13

     As of May 31, 1997, there were 1,069 holders of record of the Company's common stock.

     The Company has never paid cash dividends on any shares of common stock. The Company does not intend to pay cash dividends in the foreseeable future so that it may reinvest its earnings in the development of its business. The payment of dividends in the future will be at the discretion of the Board of Directors of the Company. Restrictions imposed by the Company's debt instruments and other agreements limit the payment of dividends by the Company. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations-Description of Certain Indebtedness and Capital Stock''.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for the Company's fiscal years ended March 31, 1993, 1994, 1995, 1996 and 1997 have been derived from consolidated financial statements which, except for 1993 and 1994, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.


                                                                             FOR THE YEARS ENDED MARCH 31,
                                                                   1997        1996        1995        1994        1993
                                                                   ----        ----        ----        ----        ----
                                                                     (dollars in thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:

Operating revenues:
  Casino.....................................................   $  450,013  $  358,495  $  210,534  $  109,090  $  100,426
  Food and beverage..........................................       92,220      73,057      43,208      26,078      25,157
  Room.......................................................       27,420      23,614      17,690      14,360      12,373
  Other......................................................       48,957      39,099      36,561      31,226      20,743
                                                                ----------  ----------  ----------  ----------  ----------
     Gross revenues..........................................      618,610     494,265     307,993     180,754     158,699
  Less promotional allowances................................      (35,095)    (27,408)    (17,715)    (11,211)     (8,804)
                                                                ----------  ----------  ----------  ----------  ----------
     Net revenues............................................      583,515     466,857     290,278     169,543     149,895
                                                                ----------  ----------  ----------  ----------  ----------

Operating costs and expenses:
  Casino.....................................................      203,857     150,805      92,812      47,492      42,185
  Food and beverage..........................................       68,994      57,659      34,045      19,528      20,184
  Room.......................................................       10,318       9,147       7,014       5,439       5,398
  Other......................................................       23,927      24,902      27,270      22,432      15,822
  Selling, general and administrative........................      120,285      97,466      60,810      26,269      28,514
  Corporate expenses.........................................       18,284      15,979      13,141       7,920           -
  Restructuring charge.......................................        2,016           -           -           -           -
  Development expenses.......................................        1,302       3,960       7,200       1,791           -
  Depreciation and amortization..............................       44,589      35,039      22,220      12,976      10,935
  Preopening expenses........................................       31,820       2,436      19,378           -           -
                                                                ----------  ----------  ----------  ----------  ----------
     Total operating costs and expenses......................      525,392     397,393     283,890     143,847     123,038
                                                                ----------  ----------  ----------  ----------  ----------

Operating income.............................................       58,123      69,464       6,388      25,696      26,857

Interest expense, net........................................      (36,698)    (30,563)    (19,967)     (9,179)     (8,949)
Other income (expense).......................................          (47)      1,150       2,160       2,192          32
                                                                ----------  ----------  ----------  ----------  ----------
Income (loss) before income taxes............................       21,378      40,051     (11,419)     18,709      17,940
Income tax (provision) benefit...............................       (7,615)    (14,579)      3,477      (4,806)          -
Reinstatement of deferred taxes..............................            -           -           -      (4,486)          -
Pro forma income taxes (unaudited) (1).......................            -           -           -           -      (6,100)
                                                                ----------  ----------  ----------  ----------  ----------
Net Income (loss)............................................       13,763      25,472      (7,942)      9,417           -
Preferred stock dividends....................................       (7,245)        (53)          -           -           -
                                                                ----------  ----------  ----------  ----------  ----------
Net income (loss) applicable to common stock.................   $    6,518  $   25,419  $   (7,942) $    9,417  $        -
                                                                ==========  ==========  ==========  ==========  ==========
Proforma net income after income taxes (unaudited)(1)........   $        -  $        -  $        -  $   12,309  $   11,840
                                                                ==========  ==========  ==========  ==========  ==========

Earnings per share:
Earnings (loss) per common share.............................   $     0.18  $     0.75  $    (0.26)          -           -
Pro forma earnings per share (unaudited) (1).................            -           -           -  $     0.42  $     0.44
Weighted average common shares outstanding...................       35,316      33,918      30,113           -           -
Pro forma weighted average common
    shares outstanding (unaudited)...........................            -           -           -      29,413      26,681


                                22
                                                                             FOR THE YEARS ENDED MARCH 31,
                                                                   1997        1996        1995        1994        1993
                                                                   ----        ----        ----        ----        ----
                                                                     (dollars in thousands, except per share amounts)


OTHER DATA (2):
Number of hotel rooms........................................        1,708       1,528       1,328       1,028       1,028
Average daily occupancy rate.................................           96%         94%         95%         97%         94%
Casino square footage........................................      432,000     278,000     206,000      84,000      84,000
Number of slot machines......................................       13,008       9,555       7,020       3,323       3,202
Capital expenditures (3).....................................   $  506,096  $  307,745  $  163,884  $  102,687  $   15,504
EBITDA (4)...................................................      136,548     106,939      47,986      41,743      37,792
Cash flows provided by (used in):
  Operating activities.......................................   $  111,803  $   77,953  $   48,494  $   23,685  $   29,658
  Investing activities.......................................     (479,008)   (266,935)   (157,585)   (111,072)    (14,867)
  Financing activities.......................................      294,859     286,889     109,893      92,073     (10,309)

BALANCE SHEET DATA:
Cash and cash equivalents....................................   $   42,522  $  114,868  $   16,961  $   16,159  $   11,473
Total assets.................................................    1,234,118     827,314     436,538     301,486     185,110
Long-term debt (5)...........................................      760,963     464,998     299,814     159,460     133,215
Stockholder's equity.........................................      298,848     278,470      87,886      95,791      37,153


(1) Reflects provisions for federal income taxes (assuming a 34% effective tax rate for both periods) as if the Company had not been treated as an S corporation during these periods.

(2) Other Data relating to the number of hotel rooms, the casino square footage and the number of slot machines represent end of period data.

(3) Capital expenditures for the fiscal year ended March 31, 1994 included $52.8 million related to the development of Station Casino St. Charles and $31.9 million related to the development of Boulder Station. Capital expenditures for the fiscal year ended March 31, 1995 include $52.9 million related to the development of Station Casino St. Charles and $90.7 million related to the development of Boulder Station. Capital expenditures for the fiscal year ended March 31, 1996 include $84.9 million related to the acquisition and completion of Texas Station, $25.0 million related to the parking garage and entertainment complex at Boulder Station, $62.8 million related to the development and construction of Station Casino Kansas City, $29.7 million related to the development and construction of Sunset Station and $39.4 million related to the expansion of Station Casino St. Charles including an elevated roadway, a parking structure and restuarant facilities. Capital expenditures for the fiscal year ended March 31, 1997 included $211.1 million related to the development and construction of Station Casino Kansas City, $112.8 million related to the development and construction of Sunset Station and $99.6 million related to the development and construction of the St. Charles Expansion.

(4) "EBITDA" consists of operating income and, in the case of Station Casino St. Charles, lease income of $3.1 million relating to the Casino St. Charles riverboat in fiscal year 1994, plus depreciation and amortization, including preopening expenses and restructuring charge in 1997. EBITDA should not be construed as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash provided by operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that certain investors consider this information useful in the evaluation of the financial performance of companies with substantial depreciation and amortization.

(5) Long-term debt at March 31, 1993 includes $7.8 million of notes payable to affiliates, which were subsequently paid.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The   following  discussion  and  analysis  should  be  read   in
conjunction with "Selected Consolidated Financial Data" and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

     The following table highlights the results of operations for the Company and its subsidiaries:

                                            Fiscal Year Ended March 31,
                                            ---------------------------
                                            1997       1996        1995
                                            ----       ----        ----


     NEVADA OPERATIONS:
     PALACE STATION
     Net revenues....................     $ 133,464  $ 131,178   $ 133,313
     Operating income................        30,802     28,615      31,390
     EBITDA (1)......................        38,890     38,225      41,285

     BOULDER STATION
     Net revenues....................     $ 143,039  $ 118,040   $  64,645
     Operating income (2)............        37,728     28,103       5,450
     EBITDA (1)......................        48,553     35,650      16,842

     TEXAS STATION
     Net revenues....................     $  80,690  $  55,098   $      --
     Operating income................         4,062      3,903          --
     EBITDA (1)......................        12,462      8,904          --

     TOTAL NEVADA OPERATIONS:
     Net revenues....................     $ 357,193  $ 304,316   $ 197,958
     Operating income................        72,592     60,621      36,840
     EBITDA (1)......................        99,905     82,779      58,127

     MISSOURI OPERATIONS:
     STATION CASINO ST. CHARLES
     Net revenues....................     $ 158,760  $ 129,878   $  58,384
     Operating income (loss) (3).....        34,996     28,058     (12,039)
     EBITDA (1)......................        47,144     39,627       5,632

     STATION CASINO KANSAS CITY
     Net revenues....................     $  39,071  $     --    $      --
     Operating (loss) (4)............       (30,701)       --           --
     EBITDA (1)......................         3,536        --           --

     TOTAL MISSOURI OPERATIONS:
     Net revenues....................     $ 197,831  $ 129,878   $  58,384
     Operating income (loss) (3)(4)..         4,295     28,058     (12,039)
     EBITDA (1)......................        50,680     39,627       5,632

     STATION CASINOS, INC. AND OTHER:
     Net revenues....................     $  28,491  $  32,663   $  33,936
     Operating loss..................       (18,764)   (19,215)    (18,413)
     EBITDA (1)......................       (14,037)   (15,467)    (15,773)

(1)    "EBITDA" consists of operating income and, in the case
       of Station Casino St. Charles, lease  income  relating
       to the Casino St. Charles riverboat, plus depreciation
       and   amortization,  including   preopening  expenses
       and a restructuring charge in 1997.  EBITDA  should  not
       be  construed  as  an alternative to operating income
       as an indicator  of the Company's operating performance,
       or as an  alternative  to  cash provided   by  operating
       activities  as   a  measure of  liquidity. The Company
       has presented EBITDA solely as supplemental  disclosure
       because the Company believes   that   certain  investors
       consider   this information useful in the evaluation of the
       financial performance of companies with substantial depreciation and amortization.

(2) Operating income for Boulder Station for the fiscal year ended March 31, 1995, includes preopening expenses of $7.5 million.

(3) Operating loss for Station Casino St. Charles for the fiscal year ended March 31, 1995, includes preopening expenses of $11.9 million.

(4) Operating loss for Station Casino Kansas City for the fiscal year ended March 31, 1997, includes preopening expenses of $31.1 million.

Fiscal Year 1997 Compared to Fiscal Year 1996

     Consolidated net revenues increased 25.0% to $583.5 million for the fiscal year ended March 31, 1997, from $466.9 million in the prior year. The Company's Nevada Operations contributed $357.2 million of net  revenues for the fiscal year ended March 31, 1997, an  increase of 17.4% over the prior year. This increase is primarily due to improved operations at Boulder Station and the operations of Texas Station which opened in July 1995. The Company's Missouri Operations contributed $197.8 million of net revenues for the fiscal year ended
March  31,  1997,  an increase of 52.3% over the prior  year.   This
increase  is  due to the opening at Station Casino  Kansas  City  in
January  1997, as well as an increase in revenues at   Station Casino
St. Charles. For the fiscal year ended March 31, 1996, net revenues and operating income at Station Casino St. Charles were adversely impacted by flooding on the Missouri River, which closed operations for 16 days and disrupted operations through the balance of the first quarter of fiscal year 1996. During the fiscal year ended March 31, 1997, the improved results at Station Casino St. Charles were achieved despite disruption created from the construction of a new parking garage and elevated roadway, which opened in May 1996, and construction related to the further development of the property's master plan. Flooding
on  the  Missouri  River did occur again in  May  1996.   The  newly
completed   parking garage and elevated roadway served  one  of  its
intended  purposes in minimizing business disruption caused  by  the
flood.   Additionally, results at Station Casino  St.  Charles  were adversely impacted with the opening of a new hotel/casino  in  March
1997.

     Operating income decreased 16.3% to $58.1 million for the fiscal year ended March 31, 1997, from $69.5 million in the prior year. Operating income at the Company's Nevada Operations increased 19.8%
to  $72.6  million from $60.6 million in the prior year.   Operating
income at the Company's Missouri Operations were negatively impacted by the write-off of preopening expenses for Station Casino Kansas City and a one-time restructuring charge from the implementation of a plan to reduce costs and improve efficiency which resulted
primarily  in  employee  severance payments.   Operating  income  at
Station  Casino St. Charles increased 24.7% to $35.0 million.    For
the  fiscal year ended March 31, 1997, these results, including   an
increase in net interest expense of $6.1 million, a decrease in the income tax provision of $7.0 million and dividends of $7.2 million on the convertible preferred stock issued in March 1996, resulted in net income applicable to common stock of $6.5 million, or earnings per common share of $0.18, compared to net income applicable to common stock of $25.4 million or earnings per common share of $0.75 in the prior year.

     CASINO. Casino revenues increased 25.5% to $450.0 million for the fiscal year ended March 31, 1997, from $358.5 million in the prior
year.   This increase is due to the opening of Station Casino Kansas
City, a full year of operations at Texas Station, as well as improved results at both Boulder Station and Station Casino St. Charles. Casino revenues increased $42.8 million and $51.6 million for the Nevada Operations and Missouri Operations, respectively. Station Casino Kansas City generated casino revenue of $29.9 million since opening in January 1997.

     Casino expenses increased 35.2% to $203.9 million for the fiscal year ended March 31, 1997, from $150.8 million in the prior year. These increases in casino expenses are consistent with the increases in casino revenues discussed above.

     Casino net profit margin decreased to 54.7% from 57.9% in the prior year. The decrease is due to a slight decrease at the Nevada Operations and a lower margin at Station Casino Kansas City due to the start-up nature of the new operations. In addition, the Missouri Operations have a lower margin than the Company's combined margin due primarily to higher gaming tax rates in Missouri as compared to Nevada.

     FOOD AND BEVERAGE. Food and beverage revenues increased 26.2% to $92.2 million for the fiscal year ended March 31, 1997, from $73.1 million in the prior year. This improvement is primarily due to an increase in food and beverage revenues at Station Casino St. Charles of $5.0 million resulting from two new full-service restaurant facilities which opened in October 1995, an increase of $5.0 million at Texas Station and $7.5 million from Station Casino Kansas City.

      Food and beverage net profit margins improved to 25.2% for the fiscal year ended March 31, 1997, from 21.1% in the prior year. This increase in net margins is primarily due to improvements at the Nevada Operations, especially Texas Station, as a result of continued focus on cost control and strong margins at Station Casino St. Charles with the addition of the two full-service restaurants.

     ROOM. Room revenues increased 16.1% to $27.4 million for the fiscal year ended March 31, 1997, from $23.6 million in the prior year.
This increase is due primarily to the addition of Texas Station with a  total  of 200 rooms which contributed an increase of $1.6 million of room revenues and Station Casino Kansas City with a total of 180 rooms which contributed $1.2 million of room revenues for the fiscal
year   ended  March  31,  1997.   The  Company-wide  room  occupancy
increased  to  96%   from  94%, while the average  daily  room  rate
increased to $48 from $46.

     OTHER.   Other revenues increased 25.2% to $49.0 million for the
fiscal  year ended March 31, 1997, from $39.1 million in  the  prior
year.   This  increase  is  due to $2.3 million  for  the  Company's interest in the operating income of Barley's Casino & Brewing Company which opened in January 1996, $3.1 million of lease income from the lease of a riverboat gaming facility, combined increases in other revenues at the Company's other operating properties of $7.5 million, offset by lost revenues of $3.0 million from the sale of vending assets of Southwest Services which were sold in September 1995. The riverboat gaming facility lease will terminate in August 1997. Revenues from the Company's slot route business remained constant at $21.0 million.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") increased 23.4% to $120.3 million for the fiscal year ended March 31, 1997, from $97.5 million in the prior year. This increase is primarily due to the addition of Texas Station in July 1995 and Station Casino Kansas City in January 1997. SG&A as a percentage of net revenues decreased slightly to 20.6% from 20.9% in the prior year.

     CORPORATE EXPENSES. Corporate expenses increased 14.4% to $18.3 million for the fiscal year ended March 31, 1997, from $16.0 million in the prior year. These increases are attributable to increases in personnel infrastructure to manage the Company's new properties and projects under development. Corporate expenses decreased to 3.1% of net revenues for the fiscal year ended March 31, 1997, from 3.4% in the prior year.

     DEVELOPMENT EXPENSES. Development expenses decreased significantly for the fiscal year ended March 31, 1997 compared to the prior year. This decrease is the result of reduced efforts to identify potential gaming opportunities. Such costs are incurred by the Company in its efforts to identify and pursue potential gaming opportunities in selected jurisdictions, including those in which gaming has not been
approved.    The   Company  expenses  development  costs   including
lobbying,  legal and consulting until such time as the  jurisdiction has  approved gaming and the Company has identified a specific site.
Costs   incurred  subsequent  to  these  criteria  being   met   are
capitalized.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 27.3% to $44.6 million for the fiscal year ended March 31, 1997, from $35.0 million in the prior year. Station Casino Kansas City contributed $2.8 million of this increase, while Texas Station contributed $3.8 million. Depreciation expense increased at Boulder Station primarily as a result of the parking garage and entertainment facilities added during mid-fiscal year 1996 as well as at Station Casino St. Charles primarily as a result of the parking garage which opened in May 1996. These increases were offset by a decrease in depreciation expense at Palace Station.

     PREOPENING EXPENSES.  The Company capitalizes significant preopening
expenses   associated  with  its  construction  projects,  including
Station Casino Kansas City which opened January 16, 1997, and Sunset Station. These amounts are expensed upon the opening of the related project and could have a material adverse impact on the Company's earnings. During the fiscal year ended March 31, 1997 the Company expensed preopening expenses of $31.8 million substantially related to Station Casino Kansas City. Preopening expenses for the fiscal year ended March 31, 1996 relate to the opening of the new restaurant facilities at Station Casino St. Charles, the theater and parking garage at Boulder Station, the opening of Texas Station in July 1995 and the opening at Barley's Casino & Brewing Company in January 1996.

      INTEREST EXPENSE, NET.   Interest costs incurred (expensed and
capitalized)  increased 59.2% to $58.8 million for the  fiscal  year
ended March 31, 1997.    This increase is primarily attributable  to
added   interest  costs  associated  with  the  10  1/8   %   Senior
Subordinated  Notes  issued  by  the  Company  in  March  1996   and
borrowings under the reducing revolving credit facility. During the first quarter of fiscal year 1997, the Company recorded interest income of $0.7 million from investments in tax free municipal
securities  purchased  with  the  excess  proceeds  of  the   public
offerings completed in March 1996. Capitalized interest is expected to continue, but at a reduced rate with the opening of Station Casino Kansas City in January 1997, due to the construction of a new casino facility in Las Vegas and expansion projects at the Company's
Missouri  facilities,  as  well  as  ongoing  improvements  at   the
Company's existing Las Vegas facilities (see "Liquidity and  Capital
Resources").

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     The Company's results of operations include the operations of Texas Station located in northwest Las Vegas which opened on July 12, 1995, operations for the full fiscal year ended March 31, 1996 at Boulder Station, which opened on August 23,1994, and full-scale gaming at Station Casino St. Charles which opened on a limited basis on May 27,
1994.   Operations at Station Casino St. Charles were  limited  for  a significant portion of fiscal year 1995 due to the unexpected decision of the Missouri Supreme Court in January 1994 that certain games of chance were prohibited under the Missouri Constitution. On November 8, 1994, by referendum, the Missouri voters amended the Missouri Constitution to permit full-scale gaming. Full-scale operations began at Station Casino St. Charles on December 9, 1994.

     Consolidated net revenues increased 60.8% to $466.9 million for the fiscal year ended March 31, 1996, as compared to $290.3 million for the prior year. This increase is due to the factors noted in the
preceding  paragraph.   Station Casino St. Charles contributed  $129.9
million of net revenues, an increase of $71.5 million as compared to the prior year, while Boulder Station contributed $118.0 million of net revenues, an increase of $53.4 million as compared to the prior
year.   Texas Station contributed $55.1 million of net revenues during the current fiscal year. For the fiscal year ended March 31, 1996, net revenues and operating income of Station Casino St. Charles were negatively impacted by the flooding of the Missouri River which led to the closing of the property from May 17 through June 1, 1995, and disruption of operations throughout the balance of the first quarter. The operations of Station Casino St. Charles have been further disrupted by ongoing construction, including a new parking garage and elevated roadway which opened in May 1996. The new parking garage and elevated roadway should provide improved access to the gaming facility and reduce the likelihood of further business disruption from flooding. In addition this project is the foundation for future phases of the land based elements of the Station Casino St. Charles master plan.

     Operating income increased $63.1 million to $69.5 million for the fiscal year ended March 31, 1996, as compared to $6.4 million for the prior year. This improvement is due to the new and expanded operations discussed above. In addition, contributing to the lower operating income for the fiscal year ended March 31, 1995 were preopening expenses of $19.4 million related to the opening of Boulder Station and Station Casino St. Charles. The Company did not incur a large amount of preopening expenses in connection with the Texas Station acquisition due to the fact that Texas Station was substantially ready to open upon acquisition. This improvement in operating income, partially offset by an increase in net interest expense of $10.6 million and an increase of $18.1 million in the income tax provision, resulted in net income applicable to common stock of $25.4 million, or earnings per common share of $0.75 for fiscal year 1996.

     CASINO. Casino revenues increased 70.3% to $358.5 million for the fiscal year ended March 31, 1996, as compared to $210.5 million for the prior year. This increase is directly related to $40.1 million in casino revenues generated by the new Texas Station property and combined casino revenue increases generated by Station Casino St.
Charles  and Boulder Station of $110.2 million.   For the fiscal  year
ended March 31, 1996, casino revenues at Palace Station decreased $2.2 million or 2.3% as compared to the prior year, primarily as a result of a decline in sports book revenue. Management believes that
Palace   Station's   revenues  were  negatively   impacted   by   road
construction at Interstate 15 and Sahara Avenue. This construction was substantially completed in October 1995. In addition, two of the restaurants at Palace Station were closed for remodeling during different parts of the fiscal year which management believes also had a negative impact on casino revenues. Both restaurants have been
reopened.   Revenues at the Southwest Company's Louisiana  Downs  Race
Track  video poker operation declined by $2.2 million for  the  fiscal
year  ended  March  31,  1996 as compared to  the  prior  year.   This
decrease is a result of increased competition in northwest Louisiana from riverboats opened in the first two quarters of fiscal year 1995. The Company is considering various alternatives for improving cash flows or possibly selling its interest in the Louisiana Downs joint
venture.   In any event, the operations of the joint venture  are  not material to the Company's financial position or results of operations taken as a whole.

     Casino expenses increased 62.5% to $150.8 million for the fiscal year ended March 31, 1996, as compared to $92.8 million for the prior year. This increase in casino expenses is consistent with the increase in casino revenues discussed above. Casino net profit margin improved to
57.9%  from  55.9%  during  the prior year.   This  improvement  comes
primarily from the operations at Station Casino St. Charles where the casino profit margin was 53.1% for the fiscal year ended March 31,
1996,  compared  to  45.0%  for the prior year.   The  improvement  at
Station Casino St. Charles was primarily due to increased revenues generated as a result of the Missouri vote which allowed full-scale gaming beginning in December 1994. The increased revenues allowed for substantial operational efficiencies. The casino net profit margins at Station Casino St. Charles are lower than the Company's combined margin primarily due to higher gaming tax rates in Missouri as compared to Nevada.


     FOOD AND BEVERAGE. Food and beverage revenues increased $29.8 million or 69.1% for the fiscal year ended March 31, 1996, as compared to the prior year. This increase is due to food and beverage revenues of $15.1 million at the newly opened Texas Station property and combined food and beverage revenue increases at Station Casino St. Charles and Boulder Station of $14.2 million. Food and beverage revenues at Station Casino St. Charles have increased with the opening of two full
service   restaurants  in  October  1995.    The  addition  of   these
restaurants should have a positive impact on food and beverage revenues during the upcoming fiscal year.

     Food and beverage net profit margins have remained relatively flat, with a margin of 21.1% in fiscal year 1996. Net profit margins for Boulder Station have improved significantly over the prior year from
5.4%   to  17.8% for the fiscal year ended March 31, 1996.  Management believes that the low margin experienced in the prior year was due to typical initial operating inefficiencies of a new property. In fiscal year 1996 the increase in margin at Boulder Station was due to
efficiencies   resulting   from  effective   cost   control   measures
implemented.   The net profit margin at Texas Station was  9.7%  which
management attributes primarily to initial operating inefficiencies typical for a new property.

     ROOM. Room revenues increased 33.5% to $23.6 million for the fiscal year ended March 31, 1996, as compared to $17.7 million for the prior year. This increase is due primarily to the addition of Texas Station and a full year of operations at Boulder Station. Texas Station, with a total of 200 rooms, contributed $2.1 million of the increase. Boulder Station, with a total of 300 rooms, contributed $2.7 million
of  the  increase.   Palace Station contributed an  increase  of  $1.1
million  over  the prior year.   The Company-wide room occupancy  rate
declined from 95% in the prior year to 94% for the fiscal year ended March 31, 1996, while the average daily room rate increased from $41 to $46.

     OTHER.  Other revenues increased $2.5 million or 6.9% to $39.1 million
for  the   fiscal year ended March 31, 1996, as compared to the  prior year. This increase is due primarily to increased slot route revenues of $4.0 million and an increase in other revenues at Boulder Station of $1.8 million. In addition, Texas Station added $1.8 million of other revenues during the fiscal year ended March 31, 1996. These increases were offset by decreases in operating revenues resulting after the sale of certain assets of the pay phone division at the end of fiscal year 1995 and the vending division in the middle of fiscal year 1996.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") increased $36.7 million or 60.3% for the fiscal year ended March 31, 1996, as compared to the prior year. This increase is primarily due to the operations at Station Casino St. Charles and Boulder Station, which combined, contributed an increase of $20.5 million over the prior year. In addition, Texas Station added $14.8 million of SG&A for the fiscal year ended March 31, 1996. SG&A as a percentage of net revenues remained consistent at 20.9%.

     CORPORATE EXPENSES. Corporate expenses increased $2.8 million or 21.6% to $16.0 million for the fiscal year ended March 31, 1996, as compared to the prior year. This increase is attributable to increases in personnel and other infrastructure costs required to manage the Company's new properties and expansion plans for fiscal years 1997 and beyond. Corporate expenses declined to 3.4% of net revenues for the fiscal year ended March 31, 1996, as compared to 4.5% in the prior year.

     DEVELOPMENT EXPENSES. Development expenses decreased significantly for the fiscal year ended March 31, 1996, compared to the prior year. This decrease was the result of reduced efforts to identify potential gaming opportunities. Such costs are incurred by the Company in its efforts to identify and pursue potential gaming opportunities in selected jurisdictions, including those in which gaming has not been approved. The Company expenses development costs including lobbying, legal and consulting until such time as the jurisdiction has approved gaming and the Company has identified a specific site. Costs incurred subsequent to these criteria being met are capitalized.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $12.8 million or 57.7% to $35.0 million for the fiscal year ended March 31, 1996. This increase is attributed to increases of $3.5 million at Boulder Station and $5.2 million at Station Casino St. Charles due to expansions at these facilities. In addition, Texas Station generated $4.1 million of depreciation and amortization for the fiscal year ended March 31, 1996.

      INTEREST EXPENSE, NET.   Interest costs incurred  (expensed  and
capitalized)  for  the fiscal year ended March  31,  1996  were  $36.7
million,  a  41.5% increase over the prior year.    This  increase  is
primarily attributable to increases in
term note and revolving line of credit balances as a result of the capital required for the Company's expansion strategy. Capitalized interest is expected to continue to grow at an increased pace due to ongoing improvements at the Company's casinos as well as construction of new facilities (see "Liquidity and Capital Resources").

     Other income includes a $1.2 million gain recorded as a result of
the sale   of  certain  assets  of  the  vending division of Southwest
Services, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal year ended March 31, 1997, the Company's sources of capital included cash flows from operating activities of $111.8 million, borrowings under the Company's reducing revolving bank credit facility of $277.0 million, borrowings under the Sunset Loan Agreement (as defined herein) of $46.0 million, net proceeds from the exercise of the underwriters' over-allotment option to purchase an additional 270,000 shares of convertible preferred stock related to 1,800,000 shares of convertible preferred stock issued by the Company on March 29, 1996, of $13.1 million and excess cash invested from the March 29, 1996, issuance of convertible preferred stock and senior subordinated
notes.   At  March 31, 1997, the Company had available  borrowings  of
$91.0 million under its reducing revolving bank credit facility, $64.0 million under the Sunset Loan Agreement, available advances of $40.0 million under the Sunset Operating Lease (as defined herein) and $42.5 million in cash and cash equivalents. In addition, in April 1997, the Company completed a offering of $150 million of senior subordinated notes, the proceeds of which were used to reduce amounts outstanding under the bank credit facility.

      During the fiscal year ended March 31, 1997, total capital expenditures were approximately $506.1 million, of which approximately
(i) $211.1 million was associated with the development and construction of Station Casino Kansas City, (ii) $112.8 million was associated with the development and construction of Sunset Station,
(iii) $99.6 million was associated with the construction of the St. Charles Expansion Project, (iv) $14.7 million was associated with the construction of a 4,000-space parking structure and elevated roadway at Station Casino St. Charles, which opened in May 1996 and
(v) $67.9 million was associated with various other projects, maintenance capital expenditures and net construction period interest.

      The Company's primary requirements during fiscal year 1998 are expected to include the following:

 .    Sunset  Station - The Company anticipates that  the  total  cost of the Sunset Station project will be approximately $198 million (excluding net construction period interest and preopening expenses), of which approximately $143.9 million had been incurred as of March 31, 1997. The cost of the project has increased $38 million from the previous estimate of $160 million.
     The increased cost is primarily attributable to the Company's decision to expand the project to include an increase in the number of slot and video poker machines from 2,300 to 2,700 machines, a tenant buildout for a microbrewery, enhancements to the streetscape facades, sky ceilings, stained glass, landscaping and other general interior upgrades, an increased number of hotel suites, an enhanced outdoor pool and an amphitheater. In addition, the Company experienced increased construction costs due in part to the high level of overall construction activity in Las Vegas. Management believes that the enhanced project will position the Company as the premier entrant in the Henderson/Green Valley area, and allow the Company to market the property more effectively and offer guests a more complete entertainment experience. Sunset Station is being constructed on approximately 100 acres in the Henderson/Green Valley area of Las Vegas and will feature a casino, hotel, and dining and entertainment facilities. The construction of Sunset Station is being financed through $110 million of non-recourse debt under the Sunset Loan Agreement and a $40 million operating lease provided by the Company. See "Description of Certain Indebtedness and Capital Stock." As of March 31, 1997, the
     Company  has  made  equity  contributions  of  $54.0  million  to  the project and plans to fund all of the remaining construction and preopening expenses in excess of the $110 million note and $40 million operating lease through additional equity contributions of approximately $33.0 million. Sunset Station is expected to open in June 1997.


 .    Station   Casino  St.  Charles  -  The  Company  has  commenced
     construction  of  the  St. Charles Expansion Project.   In  connection
     with  this  expansion  project, the Company  is  constructing  a  man-
     made backwater basin that would contain two new gaming vessels, which will be similar to the gaming vessels at Station Casino
     Kansas  City.   The  project  also  includes  a  transition  deck   to
     provide  direct  access  from  the  4,000-space  parking  garage  into
     the   new  casino  facilities.   This  project  is  expected  to  cost
     approximately    $190    million   (excluding   construction    period
     interest  and  preopening  expenses),  of  which  $99.6  million   had
     been  incurred  at  March  31, 1997.  Management
     estimates that the St. Charles Expansion Project will be completed by mid-summer 1998. The scope and timing of this expansion project depend on several factors, including, but not limited to, the Company's ability to draw under its Bank Facility as restricted by
     the  maximum  funded debt   to   EBITDA   (as  adjusted  for  preopening
     expenses)   ratio described  herein.   In  addition, the  Company  has
     entered into a non-binding letter of intent with the Gordon Group to develop a substantial portion of the new retail and entertainment complex portion of the St. Charles Expansion Project. The Company anticipates that between $50 million and $70 million of financing will be required by the Gordon Group for the development of a
     uniquely   styled  shopping  and  entertainment  area,   including   a
     variety  of  specialty  retail stores, restaurants  and  entertainment
     attractions.    If   the   Gordon  Group   fails   to   proceed   with
     development of the retail and entertainment complex, the Company plans to complete a smaller-scale build-out of the retail and entertainment complex for an estimated cost of $16 million (net
     of   construction  period  interest  and  preopening  expenses).    No
     assurances can be given that the Company and the Gordon Group will enter into a definitive development agreement with respect to the project, that the Gordon Group will be able to obtain the
     necessary   financing,  that  the  Gordon  Group  will  complete   the
     build-out    of   the   complex   within   the   Company's   estimated
     completion time of mid-summer 1998 or that the Gordon Group will be able to develop and operate the project successfully.

 .    Construction    Contracts   Payable   -   The    payment    of
     approximately  $95  million  of  construction  contracts  payable  and
     retention   outstanding  as  of  March  31,   1997.    This   includes
     approximately $35.3 million related to the construction and development of Sunset Station which is expected to open in June 1997.

      Other planned uses of capital include (i) maintenance capital expenditures at Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino Kansas City, Station Casino St. Charles and SGSI, (ii) principal and interest payments on indebtedness,
(iii) dividend payments on convertible preferred stock and (iv) general corporate purposes. The Company has delayed commencement of construction on a 507-room hotel project at Boulder Station. Management is currently evaluating the timing of this Boulder Station project which depends significantly on the operating results of the Company, including its new facility Station Casino Kansas City, as well as the Las Vegas market's ability to absorb significantly increased hotel capacity.
The Company capitalizes significant preopening expenses associated with its construction projects, including Sunset Station, which amounts will be expensed upon the opening of the related project and could have a material adverse impact on the Company's earnings.

     The Company believes cash flows from operations, borrowings under the reducing revolving bank credit facility borrowings under the Sunset Loan Agreement, net proceeds from the issuance of $150 million 9 3/4% senior subordinated notes in April 1997, vendor and lease financing of  equipment and existing cash balances will be adequate  to  satisfy the  Company's  anticipated uses of capital during fiscal  year  1998.
The Company, however, is continually evaluating the financing needs of its current and planned projects. If more attractive financing alternatives become available to the Company, the Company may amend its  financing  plans  with respect to such  projects,  assuming  such
financing   would   be  permitted  under  its  debt  agreements   (see
"Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

      The Company's plans for the development of additional new gaming opportunities, as well as further expansion of the existing operations, may require substantial amounts of additional capital. The Company has entered into various option agreements to acquire or lease land for the development of existing and potential new gaming projects with purchase prices totaling $31.3 million as of March 31, 1997. In consideration for these options, the Company had paid or placed in escrow $6.0 million as of March 31, 1997, all of which would be forfeited should the Company not exercise its option to acquire or lease the land. To develop all of these projects, together with any new commitments the Company may enter into, the Company will be required to obtain additional capital through debt or equity financings. There can be no assurance that any such financing would be available to the Company or, if available, that any such financing would be available on favorable terms. The Company's reducing revolving bank credit facility and the senior subordinated note indentures limit the incurrence of additional indebtedness by the Company and its subsidiaries and contain various financial and other covenants. In addition, the Sunset Loan Agreement contains similar restrictions related to the Sunset Station project. See "Description of Certain Indebtedness and Capital Stock."

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

BANK FACILITY

     The Company's secured, reducing revolving loan agreement, as amended on March 21, 1997 (the "Bank Facility"), is a reducing revolving credit facility which provides for borrowings up to an aggregate principal amount of


$368 million as of March  31,  1997.   The  Bank Facility  is  secured
by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Station Casino Kansas City and Station Casino St. Charles
(collectively, the "Borrowers").   The Company  and  SGSI  guarantee the
borrowings under the  Bank  Facility (collectively  the "Guarantors").
The  Bank  Facility   matures   on September  30,  2000  and  available
borrowings reduce quarterly by varying amounts (including $8.0 million for the fiscal quarter ending June 30, 1997 and $10.0 million for each quarter ending September 30, 1997, December 31, 1997, and March 31, 1998, and by substantially higher amounts thereafter). Borrowings under the Bank Facility bear interest at a margin above the bank's prime rate or the Eurodollar Rate, as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Bank Facility, will
vary quarterly   based  on  the  combined  Borrower's  and  the   Company's
consolidated  (exclusive of Sunset Station) ratio of  funded  debt  to
earnings   before  interest,  taxes,  depreciation  and   amortization
("EBITDA") adjusted for preopening expenses. As of March 31, 1997, the Company's margin above the Eurodollar Rate on borrowings under the Bank Facility is 2.0%. Such margin will increase to 2.75% if the maximum funded debt to EBITDA (adjusted for preopening expenses) ratio is reached.

     The Bank Facility contains certain financial and other covenants. These include a maximum funded debt to EBITDA (adjusted for preopening expenses) ratio for the Borrowers combined of 3.00 to 1.00 for each fiscal quarter through June 30, 1997, 2.75 to 1.00 for each fiscal quarter through June 30, 1998, and 2.50 to 1.00 for each fiscal quarter thereafter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.35 to 1.00 for the periods March 31, 1996 through June 30, 1998, and 1.50 to 1.00 for periods thereafter, a limitation on indebtedness, and limitations on capital expenditures. As of March 31, 1997, the Borrowers funded debt to EBITDA ratio was 1.97 to 1.00 and the fixed charge coverage ratio for the fiscal year ended March 31, 1997 was 2.54 to 1.00. A tranche of the Bank Facility contains a minimum tangible net worth requirement for Palace Station ($10 million plus 95% of net income determined as of the end of each fiscal quarter with no reduction for net losses) and certain restrictions on distributions of cash from Palace Station to the Company. As of March 31, 1997, Palace Station's tangible net worth exceeded the requirement by approximately $7 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

     In addition, the Bank Facility has financial covenants relating to the Company. These include prohibitions on dividends on or redemptions of
the   Company's  Common  Stock,  restrictions  on  repayment  of   any
subordinated  debt,  limitations  on  the  incurrence  of   additional
indebtedness,  the  Company's  senior  subordinated  notes  and  other
specified  indebtedness,  minimum  consolidated  tangible  net   worth
requirements (adjusted upwards for post October 1, 1995 preopening expenses, not to exceed $18 million and for potential losses on disposed or discontinued assets, not to exceed $30 million), for the Company of $165 million plus 95% of post October 1, 1995 net income
(not  reduced by net losses) and 100% of net equity offering proceeds, and  limitations on capital expenditures and investments.  As of March
31,   1997,   the  Company's  consolidated  net  worth  exceeded   the
requirement by approximately $20 million. In March 1997, the Company obtained certain amendments to the Bank Facility in order to enhance its borrowing capacity under its Bank Facility to fund the expansion strategy described herein. As amended, the Bank Facility includes a maximum funded debt to EBITDA (adjusted for preopening expenses) ratio, including annualized EBITDA (adjusted for preopening expenses)
for  any  new  venture, as defined, open less than a  year,   for  the
Company on a consolidated basis of 5.00 to 1.00 for the fiscal quarter ending March 31, 1997, 5.25 to 1.00 for each fiscal quarter through December 31, 1997, 5.00 to 1.00 for each fiscal quarter through June
30, 1998, 4.75 to 1.00 for the fiscal quarter ending September 30, 1998, 4.50 to 1.00 for the fiscal quarter ending December 31, 1998,
4.25  to  1.00 for each fiscal quarter through June 30, 1999, 4.00  to
1.00 for the fiscal quarter ending September 30, 1999 and 3.75 to 1.00 thereafter. As of March 31, 1997, the Company's funded debt to EBITDA ratio was 4.54 to 1.00. Such consolidated calculations for the Company do not include Sunset Station. In addition, the Bank Facility prohibits the Company from holding cash and cash equivalents in excess of  the  sum  of  the  amounts necessary to make  the  next  scheduled interest or dividend payments on the Company's senior subordinated notes and preferred stock, the amounts necessary to fund casino
bankroll  in  the ordinary course of business and $2.0  million.   The
Guarantors waive certain defenses and rights including rights of subrogation and reimbursement. The Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and the Change of Control Triggering Event as defined in the indentures governing the senior subordinated notes.

     The Company has obtained an amendment to the Bank Facility that will permit the Company to form a wholly-owned limited partnership to enter into a financing transaction to lease the two new gaming vessels under construction at Station Casinos St. Charles pursuant to an operating lease.

SENIOR SUBORDINATED NOTES

     The Company has $383.1 million, net of unamortized discount of $8.0 million, of senior subordinated notes outstanding as of March 31,
1997.   $186.2  million  of these notes bear interest,  payable  semi-
annually, at a rate of 9 5/8% per year and $196.8 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8 % per
year  .    In  April 1997, the Company issued $150 million of  9  3/4%
senior subordinated notes that rank PARI PASSU with the existing senior subordinated notes (collectively the "Notes"). The indentures governing the Notes ("Indentures") contain certain customary financial and other covenants which prohibit the Company and its subsidiaries from incurring indebtedness (including capital leases) other than (a) non-recourse debt for certain specified subsidiaries, (b) certain equipment financings, (c) the Notes, (d) up to $15 million of additional indebtedness, (e) additional indebtedness if, after giving effect thereto, a 2.00 to 1.00 pro forma Consolidated Coverage Ratio (as defined) has been met, (f) Permitted Refinancing Indebtedness (as defined), (g) borrowings of up to $72 million under the Bank Facility, and (h) certain other indebtedness. At March 31, 1997, the Company's
Consolidated  Coverage  Ratio was 2.66  to  1.00.   In  addition,  the
Indentures prohibit the Company from paying dividends on any of its capital stock unless at the time of and after giving effect to such dividends, among other things, the aggregate amount of all Restricted Payments and Restricted Investments (as defined in the Indentures, and which include any dividends on any capital stock of the Company) do not exceed the sum of (i) 50% of Cumulative Consolidated Net Income (as defined) of the Company (less 100% of any consolidated net losses), (ii) certain net proceeds from the sale of equity securities
of  the  Company  and  (iii)  $15  million.   The  limitation  on  the
incurrence of additional indebtedness and dividend restrictions in the Indentures may significantly affect the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

SUNSET LOAN AGREEMENT, SUPPLEMENTAL LOAN AGREEMENT AND SUNSET OPERATING LEASE

     On September 25, 1996, Sunset Station, a wholly-owned subsidiary of the Company, entered into a Construction/Term Loan Agreement (the "Sunset Loan Agreement") with Bank of America National Trust and
Savings  Association  ("Bank  of America NT&SA"),  Bank  of  Scotland,
Societe Generale and each of the other lenders party to such agreement, pursuant to which Sunset Station received a commitment for $110 million to finance the remaining development and construction costs of Sunset Station. The Company also entered into an operating lease for certain furniture, fixtures and equipment with a cost of $40 million to be subleased to Sunset Station.

     The Sunset Loan Agreement includes a first mortgage term note in the amount of $110 million (the "Sunset Note") which is non-recourse to the Company, except as to certain construction matters pursuant to a completion guarantee dated as of September 25, 1996, executed by the Company on behalf of Sunset Station, and except that the Company has pledged all of the stock of Sunset Station as security for the Sunset
Loan  Agreement.   As of March 31, 1997, Sunset Station  had  borrowed
$46.0 million under the Sunset Note. The Sunset Note is to reduce $1.8 million for each fiscal quarter ending March 1998 through December 1998, $2.3 million for each fiscal quarter ending March 1999 through December 1999, and $2.0 million for the fiscal quarters ending March 2000 and June 2000 and matures in September 2000. In addition, the Sunset Note is subject to prepayment subsequent to July 1998 by an amount equal to a specified percentage of Excess Cash Flow (as
defined).   The  Sunset Note carries an interest  rate  of  375  basis points over the Eurodollar Rate (as defined in the Sunset Loan Agreement). The Sunset Note is secured by substantially all of the assets of Sunset Station, including a deed of trust with respect to the real property on which Sunset Station is being constructed, a portion of which is subject to a lease from the Company to Sunset
Station,  and  the  remainder of which property  is  owned  by  Sunset
Station, and a security agreement as to all tangible and intangible personal property including Sunset Station's rights under an operating lease for certain furniture, fixtures and equipment.

     The Sunset Loan Agreement contains certain customary financial and other covenants (related exclusively to Sunset Station) including a minimum fixed charge coverage ratio as of the last day of any full quarter after the opening of Sunset Station of not less than 1.10 to 1.00, a maximum senior funded debt to EBITDA (adjusted for certain cash contributions or advances by the Company) ratio after opening of 4.50 to 1.00 for the first full quarter reducing by 0.25 on certain quarters thereafter to 3.25 to 1.00 for the tenth quarter and each quarter thereafter, and a minimum net worth as of any quarter end after opening of not less then $52 million plus 80% of net income (not reduced by net losses) for each quarter after opening, plus 100% of certain additional equity contributions by the Company and Supplemental Loans (as defined). In addition, the agreement places
restrictions  on  indebtedness   and  guarantees, dividends, stock
redemptions, mergers, acquisitions, sale of assets or sale of stock in subsidiaries and limitations on capital expenditures.

     In addition, the Company has provided a funding commitment to Sunset Station of up to an additional $25 million pursuant to a supplemental loan agreement (the "Supplemental Loan Agreement"). The Sunset Loan
Agreement   requires  Sunset  Station  to  draw  amounts   under   the
Supplemental Loan Agreement in the event of the failure of certain financial covenants under the Sunset Loan Agreement. Loans under this funding commitment may be drawn down beginning on the last day of the first full calendar quarter ending after Sunset Station opens for business in the amount of up to $10 million during the first year after such date, up to $10 million during the second year after such
date and up to $5 million during the third year after such date.   The
Supplemental Loan Agreement also provides for an additional, separate funding commitment up to $40 million in connection with a purchase
option   for  certain  furniture,  fixtures  and  equipment  currently financed under the Sunset Operating Lease (as defined herein).  Sunset
Station   will  pay interest at a rate per annum equal  to  the  three month  Eurodollar Rate, the interest being payable solely in the  form of  commensurate additions to the principal of the Supplemental Loans.
The  Supplemental  Loan  Agreement expires  in  September  2001.   The
funding commitments under the Supplemental Loan Agreement are subject to limitations imposed by the Existing Indentures, the Indenture and the Bank Facility.

     In order to manage the interest rate risk associated with the Sunset Note, Sunset Station entered into an interest rate swap agreement with
Bank  of  America  NT&SA.   This agreement  swaps  the  variable  rate
interest pursuant to the Sunset Note to a fixed rate of 9.58% on $35 million notional amount as of January 1997 increasing to $60 million at  March  1997, $90 million at June 1997, $100 million  at  September
1997 and then decreasing to $95 million at June 1998. The agreement expires in December 1998. The difference paid or received pursuant to the swap agreement is accrued as interest rates change and recognized
as  an  adjustment  to interest expense for the Sunset  Note.   Sunset
Station is exposed to credit risk in the event of non-performance by the counterparty to the agreement. The Company believes the risk of non-performance by the counterparty is minimal.

     The Company has also entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of $40 million, dated as of September 25, 1996 (the "Sunset Operating Lease") between
the  Company and First Security Trust Company of Nevada.   The  Sunset
Operating Lease expires in October 2000 and carries a lease rate of 225 basis points above the Eurodollar Rate. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with financial terms substantially similar to the Sunset Operating Lease. In the event that Sunset Station elects to purchase the Equipment, the Company has provided a funding commitment
up  to  the  amount  necessary  for such  purchase   pursuant  to  the
Supplemental Loan Agreement (subject to the limitations on funding contained in the Supplemental Loan Agreement).

      In connection with the Sunset Operating Lease, the Company also entered into a participation agreement, dated as of September 25, 1996 (the "Participation Agreement") with the trustee, as lessor under the Sunset Operating Lease, and holders of beneficial interests in the Lessor Trust (the "Holders"). Pursuant to the Participation Agreement, the Holders will advance funds to the trustee for the purchase by the trustee of, or to reimburse the Company for the purchase, of the Equipment, which will then be leased to the Company under the Sunset Operating Lease, and in turn subleased to Sunset Station. Pursuant to the Participation Agreement, the Company also agreed to indemnify the Lessor and the Holders against certain liabilities.

COMMON STOCK

     The Company is authorized to issue up to 90,000,000 shares of its common stock, $.01 par value per share (the "Common Stock"), 35,318,057 shares of which were issued and outstanding as of March 31, 1997. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

PREFERRED STOCK

      The Company is authorized to issue up to 5,000,000 shares of its preferred stock, $.01 par value per share (the "Preferred Stock"). In March 1996, the Company completed an offering of 1,800,000 shares of $3.50 Convertible Preferred Stock (the "Convertible Preferred Stock").
In April 1996, the underwriters exercised the over allotment option of an additional 270,000 shares of the Convertible Preferred Stock. The Board of Directors, without further action by the holders of Common Stock or the Convertible Preferred Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion
rights  and  the  description  and   number   of   shares constituting
any wholly unissued series of Preferred Stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock or the Convertible Preferred Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

     CONVERTIBLE PREFERRED STOCK

     As of March 31, 1997, the Company has 2,070,000 shares of Convertible Preferred Stock outstanding, each with a liquidation preference of $50.00 per share plus an amount equal to any accumulated and unpaid dividends at the annual rate of $3.50 per share, or 7.0% of such liquidation preference. Such dividends accrue and are cumulative from
the  date  of  issuance  and are payable quarterly.   The  Convertible
Preferred Stock is convertible at the option of the holder thereof at any time, unless previously redeemed, into shares of Common Stock at an initial conversion rate of 3.2573 shares of Common Stock for each share of Convertible Preferred Stock, subject to adjustment in certain circumstances. The Company may reduce the conversion price of the Convertible Preferred Stock by any amount for any period of at least
20  days,  so long as the decrease is irrevocable during such  period.
The Convertible Preferred Stock is redeemable, at the option of the Company, in whole or in part, for shares of Common Stock, at any time after March 15, 1999, initially at a price of $52.45 per share of Convertible Preferred Stock, and thereafter at prices decreasing annually to $50.00 per share of Convertible Preferred Stock on and after March 15, 2006, plus accrued and unpaid dividends. The Common Stock to be issued is determined by dividing the redemption price by the lower of the average daily closing price for the Company's Common Stock for the preceding 20 trading days or the closing price of the Company's Common Stock on the first business day preceding the date of the redemption notice. Any fractional shares would be paid in cash. There is no mandatory sinking fund obligation with respect to the Convertible Preferred Stock. The holders of the Convertible Preferred Stock do not have any voting rights, except as required by applicable law and except that, among other things, whenever accrued and unpaid dividends on the Convertible Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Convertible Preferred Stock, the holders of the Convertible Preferred Stock, voting separately as a class with the holders of any other series of parity stock upon which like voting rights have been conferred and are exercisable, will be entitled to elect two directors to the Board of Directors until dividend arrearage has been paid or amounts have been set apart for such payment. The Convertible Preferred Stock is senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding-up.

ITEM 8.  FINANCIAL STATEMENTS

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page

 Report of Independent Public Accountants............................... 36

 Consolidated Balance Sheets............................................ 37

 Consolidated Statements of Operations.................................. 38

 Consolidated Statements of Stockholders' Equity........................ 39

 Consolidated Statements of Cash Flows.................................. 40

 Notes to Consolidated Financial Statements............................. 41

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Station Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Station Casinos, Inc. (a Nevada corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Casinos, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



                                                  Arthur Andersen LLP

    Las Vegas, Nevada
    April 23, 1997

                      STATION CASINOS, INC.
                    CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,
                                                                           ---------
                                                                        1997        1996
                                                                        ----        ----
                                                                       (amounts in thousands,
                                                                          except share data)
                              ASSETS
Current assets:
  Cash and cash equivalents.........................................   $   42,522  $  114,868
  Accounts and notes receivable, net................................        7,852       5,151
  Inventories.......................................................        3,473       2,299
  Prepaid gaming taxes..............................................        4,291       3,726
  Prepaid expenses and other........................................       11,231       7,395
                                                                       ----------  ----------
      Total current assets..........................................       69,369     133,439

Property and equipment, net.........................................    1,069,052     616,211
Land held for development...........................................       26,354      28,934
Other assets, net...................................................       69,343      48,730
                                                                       ----------  ----------
      Total assets..................................................   $1,234,118  $  827,314
                                                                       ==========  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.................................   $   18,807  $   23,256
  Accounts payable..................................................       21,106      11,091
  Accrued payroll and related.......................................       13,460      11,519
  Construction contracts payable....................................       94,835      27,879
  Accrued interest payable..........................................       10,625       6,875
  Accrued expenses and other current liabilities....................       26,433      16,706
                                                                       ----------  ----------
      Total current liabilities.....................................      185,266      97,326

Long-term debt, less current portion................................      742,156     441,742
Deferred income taxes, net..........................................        7,848       9,776
                                                                       ----------  ----------
      Total liabilities.............................................      935,270     548,844
                                                                       ----------  ----------
Commitments and contingencies (Note 6)


Stockholders' equity:
  Preferred stock, par value $.01; authorized 5,000,000
     shares; 2,070,000 and 1,800,000 convertible preferred
     shares issued and outstanding..................................      103,500      90,000
  Common stock, par value $.01; authorized 90,000,000 shares;
    35,318,057 and 35,303,346 shares issued and outstanding.........          353         353
  Additional paid-in capital........................................      167,397     167,623
  Deferred compensation - restricted stock..........................       (1,225)     (1,811)
  Retained earnings.................................................       28,823      22,305
                                                                       ----------  ----------
      Total stockholders' equity....................................      298,848     278,470
                                                                       ----------  ----------
      Total liabilities and stockholders' equity....................   $1,234,118  $  827,314
                                                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated statements.

                           STATION CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS




                                                         For the years ended March 31,
                                                        1997         1996          1995
                                                     ----------   ---------      ---------
                                                    (amounts in thousands, except share data)

Operating Revenues:
  Casino.........................................   $  450,013   $  358,495     $  210,534
  Food and beverage..............................       92,220       73,057         43,208
  Room...........................................       27,420       23,614         17,690
  Other..........................................       48,957       39,099         36,561
                                                    ----------   ----------     ----------
     Gross revenues..............................      618,610      494,265        307,993
  Promotional allowances.........................      (35,095)     (27,408)       (17,715)
                                                    ----------   ----------     ----------
     Net revenues................................      583,515      466,857        290,278
                                                    ----------   ----------     ----------

Operating Costs and Expenses:
  Casino.........................................      203,857      150,805         92,812
  Food and beverage..............................       68,994       57,659         34,045
  Room...........................................       10,318        9,147          7,014
  Other..........................................       23,927       24,902         27,270
  Selling, general and administrative............      120,285       97,466         60,810
  Corporate expenses.............................       18,284       15,979         13,141
  Restructuring charge...........................        2,016            -              -
  Development expenses...........................        1,302        3,960          7,200
  Depreciation and amortization..................       44,589       35,039         22,220
  Preopening expenses............................       31,820        2,436         19,378
                                                    ----------   ----------     ----------
                                                       525,392      397,393        283,890
                                                    ----------   ----------     ----------
Operating income.................................       58,123       69,464          6,388

Other income (expense):
  Interest expense, net..........................      (36,698)     (30,563)       (19,967)
  Other..........................................          (47)       1,150          2,160
                                                    ----------   ----------     ----------
                                                       (36,745)     (29,413)       (17,807)
                                                    ----------   ----------     ----------

Income (loss) before income taxes................       21,378       40,051        (11,419)
Income tax (provision) benfit....................       (7,615)     (14,579)         3,477
                                                    ----------   ----------     ----------
Net income (loss)................................       13,763       25,472         (7,942)
Preferred stock dividends........................       (7,245)         (53)             -
                                                    ----------   ----------     ----------
Net income (loss) applicable to common stock.....   $    6,518   $   25,419     $   (7,942)
                                                    ==========   ==========     ==========
Earnings (loss) per common share.................   $     0.18   $     0.75     $    (0.26)
                                                    ==========   ==========     ==========
Weighted Average Common Shares Outstanding.......   35,316,077   33,917,646     30,112,851
                                                    ==========   ==========     ==========

The accompanying notes are an integral part of these consolidated statements.

                                  STATION CASINOS, INC.
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                        Deferred       Retained
                                                          Additional  compensation -   earnings      Total
                                   Preferred   Common     paid - in    restricted    (accumulated  stockholders'
                                     stock      stock      capital       stock         deficit)     equity
                                     -----      -----      -------       -----         --------     -----
                                                  (amounts in thousands)

Balances, March 31, 1994.........  $      -    $    300    $ 90,663     $      -     $  4,828      $ 95,791
Restricted stock grant (Note 9)..         -           1       2,929       (2,930)           -             -
Amortization of deferred
 compensation....................         -           -           -           37            -            37
Net loss.........................         -           -           -            -       (7,942)       (7,942)
                                   --------    --------    --------     --------     --------      --------
Balances, March 31,1995..........         -         301      93,592       (2,893)      (3,114)       87,886
Issuance of common
 stock (Note 7)..................         -          52      77,309            -            -        77,361
Issuance of preferred
 stock (Note 7)..................    90,000           -      (3,278)           -            -        86,722
Amortization of deferred
 compensation....................         -           -           -        1,082            -         1,082
Preferred stock dividends........         -           -           -            -          (53)          (53)
Net income.......................         -           -           -            -       25,472        25,472
                                   --------    --------    --------     --------     --------      --------
Balances March 31,1996...........    90,000         353     167,623       (1,811)      22,305       278,470
Issuance of preferred
 stock (Note 7)..................    13,500           -        (405)           -            -        13,095
Exercise of stock options........         -           -         179            -            -           179
Amortization of deferred
 compensation....................         -           -           -          586            -           586
Preferred stock dividends........         -           -           -            -       (7,245)       (7,245)
Net income.......................         -           -           -            -       13,763        13,763
                                   --------    --------    --------     --------     --------      --------
Balances March 31,1997...........  $103,500    $    353    $167,397     $ (1,225)    $ 28,823      $298,848
                                   ========    ========    ========     ========     ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                             STATION CASINOS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the years ended March 31,
                                                                    ------------------------------------
                                                                       1997          1996        1995
                                                                       ----          ----        ----
Cash flows from operating activities:
Net income (loss) ...............................................   $   13,763    $   25,472   $   (7,942)
                                                                    ----------    ----------   ----------
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization.................................       44,589        35,039       22,220
   Amortization of debt discount and issuance costs..............        5,279         3,141        1,211
   Preopening expenses...........................................       31,820         2,436       19,378
   (Decrease) increase in deferred income taxes..................       (3,752)        8,995       (5,449)
   Changes in assets and liabilities:
     Increase in accounts and notes receivable, net..............       (1,151)         (522)        (955)
     Increase in inventories and prepaid expenses and other......       (3,751)       (2,428)      (3,152)
     (Decrease) increase in accounts payable.....................       10,015        (2,710)      10,547
     Increase in accrued expenses and other current liabilities..       13,723         4,822       12,041
   Other, net....................................................        1,268         3,708          595
                                                                    ----------    ----------   ----------
          Total adjustments......................................       98,040        52,481       56,436
                                                                    ----------    ----------   ----------
          Net cash provided by operating activities..............      111,803        77,953       48,494
                                                                    ----------    ----------   ----------
Cash flows from investing activites
   Capital expenditures..........................................     (505,735)     (279,340)    (141,165)
   Proceeds from sale of land, property and equipment............        8,900         6,578       12,483
   Land held for development.....................................          (36)       (5,018)      (5,507)
   Other long-term assets........................................      (15,772)       (1,638)      (2,489)
   Refund on land held for development...........................            -             -        9,500
   Increase (decrease) in construction contracts payable.........       66,956        21,460      (10,337)
   Preopening expenses...........................................      (31,820)       (2,436)     (19,378)
   Other, net....................................................       (1,501)       (6,541)        (692)
                                                                    ----------    ----------   ----------
          Net cash used in investing activities..................     (479,008)     (266,935)    (157,585)
                                                                    ----------    ----------   ----------
Cash flows from financing activities:
   Borrowings (payments) under bank facility, net................      277,000       (65,000)      37,000
   Borrowings under Sunset loan agreement........................       46,000             -            -
   Proceeds from notes payables..................................        2,250        42,438       13,757
   Principal payments on notes payable...........................      (30,444)      (34,958)      (8,195)
   Proceeds from the issuance of common stock....................            -        78,246            -
   Proceeds from the issuance of senior subordinated notes.......            -       191,292       72,091
   Proceeds from the issuance of preferred stock.................       13,095        87,300            -
   Distributions paid to stockholders............................            -             -       (4,014)
   Dividends paid on preferred stock.............................       (6,985)            -            -
   Debt issuance costs and other, net............................       (6,057)      (12,429)        (746)
                                                                    ----------    -----------   ----------
          Net cash provided by financing activities..............      294,859       286,889      109,893
                                                                    ----------    ----------    ----------
Cash and cash equivalents:
   (Decrease) increase in cash and cash equivalents..............      (72,346)       97,907          802
   Balance, beginning of year....................................      114,868        16,961       16,159
                                                                    ----------    ----------    ----------
   Balance, end of year..........................................   $   42,522    $  114,868    $  16,961
                                                                    ==========    ==========    ==========
Supplemental cash flow disclosures:
   Cash paid for interest, net of amounts capitalized............   $   28,577    $   27,817    $   17,021
   Cash paid for income taxes, net...............................   $    9,250    $    8,668    $    1,303
   Property and equipment purchases financed by debt.............   $      361    $   28,405    $   22,719
   Assets sold for note receivable...............................   S    1,550    S        -    $        -


The accompanying notes are an integral part of these consolidated statements.

                      STATION CASINOS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

    BASIS OF PRESENTATION AND ORGANIZATION

    Station Casinos, Inc. (the "Company"), a Nevada Corporation, is an established multi-jurisdictional gaming enterprise that currently owns and operates three hotel/casino properties in Las Vegas, Nevada, a gaming and entertainment complex in St. Charles, Missouri and a gaming and entertainment complex in Kansas City, Missouri. The Company also owns and provides slot route management services in Southern Nevada and Louisiana. Additionally, the Company is constructing a new hotel/casino property in Las Vegas.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Palace Station Hotel & Casino, Inc. (''Palace Station''), Boulder Station, Inc. (''Boulder Station''), Texas Station, Inc. ("Texas Station") , Sunset Station, Inc. ("Sunset Station"), St. Charles Riverfront Station, Inc. (''Station Casino St. Charles''), Kansas City Station Corporation ("Station Casino Kansas City"), and Southwest Gaming Services, Inc. (''SGSI''). The Company owns a 50% interest in Town Center Amusements, Inc. d.b.a. Barley's Casino & Brewing Company. The
Company accounts for this investment using the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

    CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include investments purchased with an original maturity of 90 days or less.

    INVENTORIES

     Inventories are stated at the lower of cost or market; cost being determined on a first-in, first-out basis.

    PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

    CAPITALIZATION OF INTEREST

    The Company capitalizes interest costs associated with debt incurred
in    connection   with   major   construction   projects.    Interest
capitalization ceases once the project is complete. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's average cost of borrowed money. Interest capitalized for the fiscal years ended March 31, 1997, 1996 and 1995 was approximately $21.1 million, $6.1 million and $6.0 million, respectively.

    DEBT ISSUANCE COSTS

     Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements.

                      STATION CASINOS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

    DEVELOPMENT ACTIVITIES

    The Company expenses all internal salaries and related expenses with respect to development activities. Other development costs, including legal, lobbying, and consulting are expensed, until such time as the jurisdiction has approved gaming and the Company has a specific site identified. Costs incurred subsequent to these criteria being met are capitalized. At March 31, 1997 and 1996, the Company had capitalized costs of $0.7 million and $1.3 million, respectively, related to various development projects. These costs are included in other assets, net in the accompanying consolidated balance sheets.

     PREOPENING EXPENSES

     Prior to the opening of a facility, all operating expenses, including incremental salaries and wages, related thereto are capitalized as preopening expenses. At March 31, 1997, $2.4 million of preopening expenses related to a new hotel/casino under construction known as Sunset Station had been capitalized and are included in other assets, net in the accompanying consolidated balance sheets. The Company expenses preopening expenses upon the opening of the related facility. During the fiscal year ended March 31, 1995, the Company incurred preopening expenses of $7.5 million and $11.9 million related to
Boulder Station and Station Casino St. Charles, respectively.   During
the fiscal year ended March 31, 1996, the Company incurred preopening expenses of $2.4 million related to new projects for Texas Station and Barley's Casino & Brewing Company and expansion projects at Boulder
Station and Station Casino St. Charles. During the fiscal year ended March 31, 1997, the Company incurred preopening expenses of $31.8 million substantially related to the opening of Station Casino Kansas City.

     REVENUES AND PROMOTIONAL ALLOWNACES

     In accordance with industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized as
the  service  is  provided.   Revenues include  the  retail  value  of
accommodations and food and beverage provided on a complimentary basis to customers. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):


                                    FOR THE YEARS ENDED MARCH 31,
                                      1997      1996     1995
                                      ----      ----     ----

     Food and beverage . . . . . ..  $ 27,418  $ 23,483  $ 14,276
     Room . . . . . . . . . . . . .     1,439     1,203       874
     Other. . . . . . . . . . . . .     1,263       653       313
                                     --------  --------  --------
     Total . . . . . . . .. . . . .  $ 30,120  $ 25,339  $ 15,463
                                     ========  ========  ========


    EARNINGS (LOSS) PER COMMON SHARE

    Earnings (loss) per common share is computed by dividing net income
(loss) applicable to common stock by the weighted average common shares outstanding during the period. Earnings per share assuming full dilution is not presented because the exercise of stock options and the conversion of the convertible preferred stock does not have a dilutive effect on the per share amounts.

     The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is effective for fiscal years ending after December 15, 1997.
This statement replaces primary earnings per share ("EPS") with basic EPS. No dilution for potentially dilutive securities is included in basic EPS. This statement also requires when applying the treasury stock method for diluted EPS to compute dilution for

                      STATION CASINOS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

options and warrants, to use average share price for the period, rather than the more dilutive greater of the average share price or end-of-period share price. The Company will adopt SFAS No. 128 in the fiscal year ending March 31, 1998. Management believes the adoption of SFAS No. 128 will have no impact on the Company's previously reported earnings per share.

2.   ACCOUNTS AND NOTES RECEIVABLE

     Components of accounts and notes receivable are as follows (amounts in thousands):

                                                           MARCH 31,
                                                        1997       1996
                                                    --------------------
   Casino.........................................  $   3,698  $   2,569
   Hotel..........................................      1,331      1,144
   Other..........................................      3,876      2,082
                                                    ---------  ---------
                                                        8,905      5,795
   Allowance for doubtful accounts................     (1,053)      (644)
                                                    ---------  ---------
       Accounts and notes receivable, net.........  $   7,852  $   5,151
                                                    =========  =========

3.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of March 31, 1997 and 1996 (amounts in thousands):


                                                       Estimated Life                  March 31,
                                                          (years)                1997            1996
                                                       --------------         -----------     ----------
    Land .............................................        ---             $    17,114     $   16,962
    Land leases acquired .............................       48-52                  4,395          4,395
    Buildings and leasehold improvements .............       31-45                554,294        285,558
    Boats and barges .................................       20-45                123,774         81,463
    Furniture, fixtures and equipment ................        3-7                 192,546        163,580
    Construction in progress .........................        ---                 283,792        165,513
                                                                               ----------     ----------
                                                                                1,175,915        717,471
    Accumulated depreciation and amortization ........                           (106,863)      (101,260)
                                                                               ----------     ----------
    Property and equipment, net ......................                         $1,069,052     $  616,211
                                                                               ==========     ==========

     At March 31, 1997 and 1996, substantially all property and equipment of the Company is pledged as collateral for long-term debt.

4.  LAND HELD FOR DEVELOPMENT

     The Company has acquired several parcels of land in various jurisdictions as part of the Company's development activities. The Company's decision whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that the Company will be able to obtain appropriate licensing or be able to secure additional, acceptable financing in order to proceed with any particular project. At March 31, 1997 and 1996, $22.6 million and $22.7 million, respectively, of land had been acquired for potential gaming projects in jurisdictions where gaming has been approved. In addition, at March 31, 1997 and 1996, $3.7 million and $6.2 million, respectively, of land had been acquired in certain jurisdictions where gaming has not yet been approved. No assurances can be made that these jurisdictions will approve gaming in the future.

                      STATION CASINOS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  LAND HELD FOR DEVELOPMENT (CONTINUED)

    The Company has entered into various purchase agreements whereby the Company has the option to acquire or lease land for development of potential new gaming projects totaling $31.3 million and $34.2 million at March 31, 1997 and 1996, respectively. In consideration for these options, the Company has paid or placed in escrow $6.0 million and
$2.4 million at March 31, 1997 and 1996, respectively. Should the Company not exercise its option to acquire or lease the land, it would forfeit
all   amounts  paid or placed in escrow as of March  31,  1997.  These option payments are included in other assets, net in the accompanying consolidated balance sheets.

5.  LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):


                                                                                 March 31,       March 31,
                                                                                   1997            1996
                                                                                ----------      ----------

STATION CASINOS, INC. (EXCLUDING SUNSET STATION):
Reducing revolving credit facility, secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Station
  Casino St. Charles and Station Casino Kansas City, $368
  million limit at March 31, 1997, reducing quarterly by varying amounts until September 2000 when the remaining principal balance is due, interest at a margin above the bank's prime rate or the
  Eurodollar Rate (7.89% at March 31, 1997).............................        $  277,000      $        -
9 5/8% senior subordinated notes, payable interest only semi-annually, principal due June 1, 2003, net of unamortized discount of $6.8
  million at March 31,1997..............................................           186,248         185,531
10 1/8% senior subordinated notes, payable interest only semi-annually, principal due March 15, 2006, net of unamortized discount of $1.2
  million at March 31, 1997.............................................           196,818         196,737
Notes payable to banks and others, collateralized by slot machines and related equipment, monthly installments including interest ranging
  from 7.47% to 7.94%...................................................            15,952          24,726
Capital lease obligations, collateralized by furniture and equipment....             7,703          12,171
Other long-term debt....................................................            31,242          45,833
                                                                                ----------      ----------
         Sub-total......................................................           714,963         464,998

SUNSET STATION, INC.:
$110 million Sunset Station first mortgage construction/term loan agreement, secured by substantially all of the assets of Sunset Station, interest at a margin of 375 basis points above the Eurodollar Rate
  (9.37% at March 31, 1997), due September 2000.........................            46,000               -
                                                                                ----------      ----------
               Total long-term debt.....................................           760,963         464,998
Current portion of long-term debt.......................................           (18,807)        (23,256)
                                                                                ----------      ----------
               Total long-term debt, less current portion...............        $  742,156      $  441,742
                                                                                ==========      ==========

    In June 1993, the Company completed an offering at par of $110 million in 9 5/8% senior subordinated notes due in June 2003. In May 1994, the Company completed an offering of $83 million in senior subordinated notes that rank PARI PASSU with the existing $110 million senior subordinated notes, and have identical maturities and covenants as the original issue. The $83 million senior subordinated notes have a coupon rate of 9 5/8% and were priced to yield 11.5% to maturity. The discount on the $83 million senior subordinated notes has been recorded as a reduction to long-term debt in the accompanying consolidated balance sheets.
                                44

                      STATION CASINOS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   LONG-TERM DEBT (CONTINUED)

    In March 1996, the Company completed an offering of $198 million of senior subordinated notes due in March 2006, that rank PARI PASSU with
the  existing  $193 million of senior subordinated  notes.   The  $198
million senior subordinated notes have a coupon rate of 10 1/8% and were priced to yield 10.24% to maturity. The discount on the $198 million senior subordinated notes has been recorded as a reduction to long-term debt in the accompanying consolidated balance sheets.

     In April 1997, the Company completed an offering of $150 million of senior subordinated notes due in April 2007, that rank PARI PASSU with the Company's existing senior subordinated notes. The $150 million senior subordinated notes have a coupon rate of 9 3/4% and were priced to yield 10.37% to maturity. The discount on the $150 million senior subordinated notes will be recorded as a reduction to long-term debt. Proceeds from the offering were used to pay down amounts outstanding under the reducing revolving credit facility.

     The indentures governing the Company's senior subordinated notes ("the Indentures") contain certain customary financial and other covenants, which among other things, govern the Company and certain of its subsidiaries ability to incur indebtedness (except, as specifically allowed) unless after giving effect thereto, a 2.0 to 1.0 pro forma Consolidated Coverage Ratio (as defined in the Indentures) has been
met.   As of March 31, 1997, the Company's Consolidated Coverage Ratio
was 2.66 to 1.00.

      On July 5, 1995, the Company obtained a $275 million reducing revolving credit facility. On March 25, 1996, the Company amended and restated this bank facility, providing for borrowings up to an aggregate principal amount of $400 million. On March 21, 1997, the Company obtained certain amendments to the reducing revolving bank credit facility in order to enhance its borrowing capacity (the "Bank Facility"). The Bank Facility is secured by substantially all the assets of Palace Station, Boulder Station, Texas Station, Station Casino St. Charles and Station Casino Kansas City (collectively, the "Borrowers"). The Company and SGSI guarantee the borrowings under the Bank Facility (collectively the "Guarantors"). The Bank Facility matures on September 30, 2000 and reduces quarterly by varying amounts (including $8 million for the fiscal quarter ending on June 30, 1997 and $10 million for each quarter ending September 30, 1997, December 31, 1997 and March 31, 1998). Borrowings under the Bank Facility bear interest at a margin above the bank's prime rate or LIBOR, as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Bank Facility, will vary quarterly based on the combined Borrower's and the Company's consolidated ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA").

     The Bank Facility contains certain financial and other covenants. These include a maximum funded debt to EBITDA ratio for the Borrowers combined of 3.00 to 1.00 for each fiscal quarter through June 30, 1997, 2.75 to 1.00 for each fiscal quarter through June 30, 1998, and
2.50 to 1.00 for each fiscal quarter thereafter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.35 to 1.00 for periods March 31, 1996 through June 30, 1998, and 1.50 to 1.00 for periods thereafter, a limitation on indebtedness, and limitations on capital expenditures. As of March 31, 1997, the Borrowers funded debt to EBITDA ratio was 1.97 to 1.00 and the fixed charge coverage ratio for the fiscal year ended March 31, 1997 was 2.54 to 1.00. A tranche of the Bank Facility contains a minimum tangible net worth requirement for Palace Station (as defined) and certain restrictions on distributions of cash from Palace Station to the Company. As of March 31, 1997, Palace Station's tangible net worth exceeded the requirement by approximately $7 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

     In addition, the Bank Facility has financial covenants relating to the Company. These include prohibitions on dividends on or redemptions
of the Company's  common  stock, restrictions  on  repayment  of   any
subordinated   debt,  limitations  on  indebtedness  beyond   existing
indebtedness, the Company's senior subordinated notes and up to $25 million of purchase money indebtedness, minimum consolidated net worth requirements for the Company of $165 million plus post October 1, 1995 preopening expenses, 95% of post October 1, 1995 net income (not reduced by net losses) and 100% of net equity offering proceeds, and limitations on capital expenditures. As of March 31, 1997, the
Company's   consolidated  net  worth  exceeded  the   requirement   by
approximately $20 million.  The Bank Facility also includes a

                      STATION CASINOS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   LONG-TERM DEBT (CONTINUED)

maximum funded  debt  to  EBITDA  (adjusted  for  preopening  expenses)
ratio including annualized EBITDA (adjusted for preopening expenses) for any new venture, as defined, open less than a year for the Company on a consolidated basis of 5.00 to 1.00 for the fiscal quarter ended March
31,  1997,  5.25 to 1.00 for each fiscal quarter through December  31,
1997, 5.00 to 1.00 for each fiscal quarter through June 30, 1998, 4.75 to 1.00 for the fiscal quarter ending September 30, 1998, 4.50 to 1.00 for the fiscal quarter ending December 31, 1998, 4.25 to 1.00 for each fiscal quarter through June 30, 1999, 4.00 to 1.00 for the fiscal quarter ending
September 30, 1999 and 3.75 to 1.00  thereafter.   As of March 31, 1997,
the Company's funded debt to EBITDA ratio was 4.54 to 1.00. Such consolidated calculations for the Company do not include Sunset Station
(see below). In addition, the Bank Facility prohibits the Company from holding cash and cash equivalents in excess of the sum of the  amounts necessary to make the next scheduled interest or dividend payments on
the  Company's  senior  subordinated  notes   and   the Convertible
Preferred Stock (see Note 7), the  amounts  necessary  to fund  casino
bankroll  in  the  ordinary  course  of  business,   and $2,000,000.
The  Guarantors  waive  certain  defenses   and   rights including rights
of subrogation and reimbursement. The Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and the Change of Control Triggering Event as defined in the Indentures.

     On September 25, 1996, Sunset Station, a wholly-owned subsidiary of the Company, entered into a Construction/Term Loan Agreement (the "Sunset Loan Agreement") with Bank of America National Trust and Savings Association, Bank of Scotland, Societe Generale and each of the other lenders party to such agreement, pursuant to which Sunset Station received a commitment for $110 million to finance the
remaining  development and construction costs of Sunset Station.   The
Company also entered into an operating lease for certain furniture, fixtures and equipment with a cost of $40 million to be subleased to Sunset Station as part of the Sunset Station Project (See Note 6).

     The Sunset Loan Agreement includes a first mortgage term note in the amount of $110 million (the "Sunset Note") which is non-recourse to the Company, except as to certain construction matters pursuant to a completion guarantee dated as of September 25, 1996, executed by the Company on behalf of Sunset Station and except that the Company has pledged all of the stock of Sunset Station as security for the Sunset Loan Agreement. The Sunset Note is to reduce $1.8 million for each fiscal quarter ending March 1998 through December 1998, $2.3 million for each fiscal quarter ending March 1999 through December 1999, and $2.0 million for the fiscal quarters ending March 2000 and June 2000 and matures in September 2000. In addition, the Sunset Note is subject to prepayment subsequent to July 1998 by an amount equal to a specified percentage of Excess Cash Flow, as defined. The Sunset Note carries an interest rate of 375 basis points above the Eurodollar Rate (as defined in the Sunset Loan Agreement). The Sunset Note is secured by substantially all of the assets of Sunset Station, including a deed of trust with respect to the real property on which Sunset Station is being constructed, a portion of which is subject to a lease from the Company to Sunset Station, and the remainder of which property is owned by Sunset Station and a security agreement as to all tangible and intangible personal property including Sunset Station's rights under an operating lease for certain furniture, fixtures and equipment to be used by Sunset Station.

     The Sunset Loan Agreement contains certain customary financial and other covenants (related exclusively to Sunset Station) including a minimum fixed charge coverage ratio as of the last day of any quarter after the opening of Sunset Station of not less than 1.10 to 1.00, a maximum senior funded debt to EBITDA (adjusted for certain cash contributions or advances by the Company) ratio after opening of
4.50 to 1.00 for the first full quarter, reducing by 0.25 on certain quarters thereafter to 3.25 to 1.00 for the tenth quarter and each quarter thereafter, and a minimum net worth as of any quarter end after opening of not less than $52 million plus 80% of net income (not reduced by net losses) for each quarter after opening, plus 100% of certain additional equity contributions by the Company and Supplemental Loans,
as  defined.   In  addition,   the agreement   places  restrictions  on
indebtedness   and   guarantees, dividends, stock redemptions, mergers,
acquisitions, sale of assets or sale of stock in subsidiaries and limitations on capital expenditures.

     In addition, the Company has provided a funding commitment to Sunset Station of up to an additional $25 million pursuant to a supplemental
loan  agreement (the "Supplemental Loan Agreement").   The Sunset Loan
Agreement requires
                                46

                      STATION CASINOS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   LONG-TERM DEBT (CONTINUED)

Sunset  Station  to  draw  amounts   under   the Supplemental  Loan
Agreement in the event of the failure of certain financial covenants under the Sunset Loan Agreement. Loans under this funding commitment may be drawn down beginning on the last day of the first full calendar quarter ending after Sunset Station opens for business in the amount of up to $10 million during the first year after such date, up to $10 million during the second year after such date and up to $5 million during the third year after such date. The Supplemental Loan Agreement also provides for an additional, separate funding commitment up to $40 million in connection with a purchase option for certain furniture,
fixtures  and  equipment  under the Sunset  Operating  Lease.   Sunset
Station will pay interest at a rate per annum equal to the three-month Eurodollar Rate, the interest being payable solely in the form of commensurate additions to the principal of the Supplemental Loans.
The  Supplemental  Loan  Agreement expires  in  September  2001.   The
funding commitments under the Supplemental Loan Agreement are subject to limitations imposed by the indentures governing the Company's existing senior subordinated notes and the Bank Facility.

     In order to manage the interest rate risk associated with the Sunset Note, Sunset Station entered into an interest rate swap agreement with
Bank   of  America  National  Trust  and  Savings  Association.   This
agreement swaps the variable rate interest pursuant to the Sunset Note to a fixed rate of 9.58% on $35 million notional amount as of January 1997 increasing to $60 million at March 1997, $90 million at June 1997, $100 million at September 1997 and then decreasing to $95
million  at June 1998.  The agreement expires in December  1998.   The
difference paid or received pursuant to the swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense on the Sunset Note. Sunset Station is exposed to credit risk in the event of non-performance by the counterparty to the agreement. The Company believes the risk of non-performance by the counterparty is minimal. As of March 31, 1997, the market value of this interest rate swap was $1.0 million.

     The estimated fair value of the Company's long-term debt at March 31, 1997 was approximately $755.6 million, compared to its book value of approximately $761.0 million. The estimated fair value amounts were based on quoted market prices on or about March 31, 1997 for the Company's debt securities that are publicly traded. For debt securities that are not publicly traded, fair value was estimated based on the quoted market prices for similar issues or the current rates offered to the Company for debt having the same remaining maturities.

     Scheduled maturities of long-term debt are as follows (amounts in thousands):

                             FISCAL YEAR ENDING MARCH 31,
              1998 ...................................... $    18,807
              1999 ......................................      12,948
              2000 ......................................      11,141
              2001 ......................................     333,373
              2002 ......................................       1,288
              Thereafter.................................     383,406
                                                          -----------
                   Total................................. $   760,963
                                                          ===========


6.   COMMITMENTS AND CONTINGENCIES

     STATION CASINO ST. CHARLES

     In September 1994, Station Casino St. Charles entered into an agreement for property acquisitions with the City of St. Charles, Missouri which allows for the acquisition by the Company of property within a designated 107-acre Redevelopment Project Area, a portion of which is adjacent to Station Casino St. Charles. This land is being acquired for the construction of a mixed use development which may include retail space, a hotel, office space, convention space or restaurants. The Company has a right to terminate the agreement if all related acquisition costs exceed $13.7 million. As

                      STATION CASINOS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

of March 31, 1997, the Company has incurred $3.4 million of acquisition costs included in property and equipment, net in the accompanying consolidated balance sheets.

     BOULDER STATION LEASE

     The Company entered into a ground lease for 27 acres of land on which Boulder Station is located. The Company leases this land from a trust pursuant to a long-term ground lease. The trustee of this trust is Bank of America NT&SA, the beneficiary of which is KB Enterprises, an affiliated company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the "Related Lessor"), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of the Company. The lease has a term of 65 years with monthly payments of $125,000 through June 1998. In June 1998, and every ten years thereafter, the rent will be  adjusted to the product of the fair market value of the  land  and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. The rent will be further adjusted in June 2003, and every ten years thereafter by a cost of living factor. In no event will the rent for any period be less than the immediately prior period. Pursuant to the ground lease,
the   Company  has  an  option,  exercisable  at  five-year  intervals beginning  in  June 1998, to purchase the land at fair  market  value.
The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Bank Facility.

     TEXAS STATION LEASE

     The Company entered into a ground lease for 47 acres of land on which Texas Station is located. The Company leases this land from a trust pursuant to a long-term ground lease. The trustee of this trust is Bank of America NT&SA, the beneficiary of which is Texas Gambling
Hall  &  Hotel, Inc. an affiliate company of the Related Lessor.   The
lease has a term of 65 years with monthly rental payments of $150,000 through July 2000. In July 2000, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii)
8%  per  year.  The rent will be further adjusted by a cost of  living
factor  after the first ten years and every ten years thereafter.   In
no event will the rent for any period be less than the immediately prior period. Pursuant to the ground lease, the Company will have an option, exercisable at five-year intervals beginning in May 2000, to purchase the land at fair market value. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Bank Facility.

     SUNSET STATION LEASE

      In June 1994, the Company entered into a lease agreement for approximately 47.5 acres of land in the Southeast area of Las Vegas on which Sunset Station is being developed. The lease has a term of 65 years with monthly rental payments of $120,000, adjusted on each subsequent five-year anniversary by a cost of living factor. On the seventh anniversary of the lease, the Company has an option to purchase this land for $23.8 million. Additionally, on the seventh anniversary of the lease, the lessor has an option to sell this land to the Company for $21.8 million.

     STATION CASINO KANSAS CITY LEASE

     The Company has entered into a joint venture which owns the land on which Station Casino Kansas City is located. At March 31, 1997, $3.5 million related to this investment is included in other assets, net in the accompanying consolidated balance sheets.

     In April 1994, Station Casino Kansas City entered into an agreement with the joint venture to lease this land. The agreement requires monthly payments of $85,000 through March 31, 1997 and $90,000 through the remainder of the lease term. The lease expires March 31, 2006, with an option to extend the lease for up to eight renewal periods of
ten   years  each, plus one additional seven year period.   Commencing
April 1, 1998 and every anniversary thereafter, the rent shall be adjusted by a cost of living factor. In connection with the joint venture agreement, the Company received an

                      STATION CASINOS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

option providing for the right to acquire the joint venture partner's interest in this joint venture. The Company has the option to acquire this interest at any time after April 1, 2002 through April 1, 2011 for $11.7 million, however, commencing April 1, 1998 the purchase price will be adjusted by a cost of living factor of not more than 5% or less than 2% per annum. At March 31, 1997, $2.6 million paid by the Company in consideration for this option is included in other assets, net in the accompanying consolidated balance sheets.

     SOUTHERN FLORIDA

     In October 1994, the Company entered into an agreement to form a limited partnership with the existing operator of a pari-mutuel facility in Southern Florida. In the event casino gaming is approved by the voters of Florida by October 2000 and in the event the site is licensed by the state, the Company will be obligated to make capital contributions to the partnership totaling $35 million, reduced by credits for amounts previously contributed to any Florida gaming referendum campaign.

     OPEARTING LEASES

     The Company leases several parcels of land and equipment used in operations at Palace Station, Boulder Station, Texas Station,
Station Casino St. Charles and Station Casino Kansas City and for land on which Sunset Station is being developed. Leases on various parcels ranging from 13 acres to 171 acres have terms expiring between March 2006 and July 2060. Future minimum lease payments required under these operating leases and other noncancelable operating leases are as follows for the fiscal years ending March 31, (amounts in thousands):

                      FUTURE MINIMUM LEASE PAYMENTS

            1998..........................................  $    6,423
            1999..........................................       6,296
            2000..........................................       5,932
            2001..........................................       5,932
            2002..........................................       5,932
            Thereafter....................................     280,479
                                                            ----------
                 Total....................................  $  310,994
                                                            ==========

    Rent expense totaled approximately $5.4 million, $6.5 million and $4.9 million for the years ended March 31, 1997, 1996 and 1995, respectively. Rents of $2.2 million and $2.1 million were capitalized in connection with the construction of Station Casino Kansas City and Sunset Station for the fiscal years ended March 31, 1997 and 1996, respectively.

    During fiscal 1995, the Company sold approximately $13.0 million of equipment and leased it back under lease agreements ranging from three to seven years. The transactions produced gains of approximately $665,000 which have been deferred and are being amortized against lease expense over the remaining lease terms.

    EQUIPMENT LEASE

    In connection with the Sunset Loan Agreement, the Company entered into
an   operating  lease  for  furniture,  fixtures  and  equipment  (the
"Equipment") with a cost of $40 million, dated as of September 25, 1996 (the "Sunset Operating Lease") with First Security Trust Company of Nevada. The Sunset Operating Lease expires in October 2000 and carries a lease rate of 225 basis points above the Eurodollar Rate. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with financial terms substantially similar to the Sunset Operating Lease. In the event that Sunset Station elects to purchase the Equipment, the Company has provided a funding commitment up to the amount necessary for such purchase pursuant to the Supplemental Loan Agreement (subject to the limitations on funding contained in the Supplemental Loan Agreement) (See Note 5).

                      STATION CASINOS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

In connection with the Sunset Operating Lease, the Company also entered into a participation agreement, dated as of September 25, 1996 (the "Participation Agreement") with the trustee, as lessor under the Sunset Operating Lease, and holders of beneficial interests in the Lessor Trust (the "Holders"). Pursuant to the Participation Agreement, the Holders will advance funds to the trustee for the purchase by the trustee of, or to reimburse the Company for, the purchase of the Equipment, which will then be leased to the Company, and in turn subleased to Sunset Station. Pursuant to the Participation Agreement, the Company also agreed to indemnify the Lessor and the Holders against certain liabilities.

     LEGAL MATTERS

     The Company is a litigant in legal matters arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

7.   STOCKHOLDER'S EQUITY

     In July 1995, the Company completed a public offering of 5,175,000 shares of common stock at $16 per share generating net proceeds of approximately $78.2 million, before deducting $0.8 million of offering costs paid by the Company. The proceeds from this offering were primarily used to acquire the assets of Texas Station located in North Las Vegas, which commenced operations July 12, 1995. The seller of the assets is a wholly-owned subsidiary of a trust of which the Related Lessor is the sole trustee (the "Seller"). The purchase price of such assets was an amount equal to the Seller's out-of-pocket costs
incurred   in   connection   with  the  financing,   development   and
construction  of  the  hotel/casino  through  the  closing  date.   At
closing, the Company paid $62.8 million to the Seller and assumed various liabilities and contracts to complete construction of the
facility.   The  total  cost of the property was  approximately  $84.9 million. The land on which the Texas Station facility is situated is being leased to the Company by the Seller pursuant to a long-term ground lease (See Note 6).

     In March 1996, the Company completed a public offering of 1,800,000 shares of convertible preferred stock (the "Convertible Preferred Stock") at $50.00 per share generating net proceeds of approximately $87.3 million, before deducting $0.6 million of offering costs paid by the Company. In April 1996, the underwriters exercised their option to purchase an additional 270,000 shares of the Convertible Preferred Stock generating net proceeds to the Company of approximately $13.1 million. The Convertible Preferred Stock is convertible at an initial conversion rate of 3.2573 shares of common stock for each share of
Convertible  Preferred  Stock.   The Convertible  Preferred  Stock  is
redeemable, at the option of the Company in whole or in part, for shares of the Company's common stock at any time after March 15, 1999, initially at a redemption price of $52.45 per share and thereafter at
prices   decreasing  annually  to  $50.00  per  share  of  Convertible
Preferred  Stock on and after March 15, 2006, plus accrued and  unpaid
dividends.   The common shares to be issued is determined by  dividing
the redemption price by the lower of the average daily closing price for the Company's common stock for the preceding 20 trading days or the closing price of the Company's common stock on the first business
day  preceding  the  date  of the redemption notice.   Any  fractional
shares would be paid in cash. Dividends on the Convertible Preferred Stock of $3.50 per share annually, accrue and are cumulative from the date of issuance. The Convertible Preferred Stock has a liquidation preference of $50.00 per share, plus accrued and unpaid dividends.

8.   RELATED PARTIES

     The Company has employed McNabb/McNabb/DeSoto/Salter & Co. (''MMDS") to provide advertising and marketing research services. Certain stockholders of the Company own a 50% interest in MMDS. During the fiscal years ended March 31, 1997, 1996 and 1995 the Company paid MMDS
$27.2  million,   $17.4 million and $12.7  million  respectively,  for
advertising,  market  research  and  other  costs  related  to   these
activities.   In   management's   opinion,  these  transactions   were
conducted  with  terms  as  fair to the Company  as  could  have  been
obtained  from  unaffiliated companies.   In April 1997,  the  Company
purchased the assets of MMDS for approximately $0.8 million.

                      STATION CASINOS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   BENEFIT PLANS

     STOCK COMPENSATION PROGRAM

     The Company has adopted a Stock Compensation Program (the ''Program'') which includes (i) an Incentive Stock Option Plan for the grant of incentive stock options, (ii) a Compensatory Stock Option Plan providing for the grant of non-qualified stock options, and (iii) a Restricted Shares Plan providing for the grant of restricted shares of common stock. Officers, key employees, directors (whether employee directors or non-employee directors) and independent contractors or agents of the Company and its subsidiaries are eligible to participate in the program. However, only employees of the Company and its subsidiaries are eligible to receive incentive stock options.

     A maximum of 6,307,000 shares of common stock have been reserved for issuance under the Program. Options are granted at the current market price at the date of grant. The plan provides for a variety of vesting schedules, ranging from immediate to twenty percent a year for five years, to be determined at the time of grant. All options have an exercise period of ten years from the date of grant.

     The Program will terminate ten years from the date of adoption, unless terminated earlier by the Board of Directors, and no options or restricted shares may be granted under the Program after such date. Summarized information for the Program is as follows:

                                            1997                       1996                    1995
                                   -----------------------   ----------------------   --------------------
                                                  Weighted                 Weighted               Weighted
                                                  Average                  Average                Average
                                                  Exercise                 Exercise               Exercise
                                     Options      Price       Options        Price      Options   Price
                                   -----------------------   ----------------------   --------------------
Outstanding Beginning of the Year   2,697,012    $  16.24    2,372,100    $ 19.05     1,943,725   $  20.09
     Granted                        2,160,822    $  14.01    1,593,305    $ 13.42       541,750   $  15.50
     Exercised                        (14,711)   $  12.16          (46)   $ 12.00          -           -
     Canceled                        (410,941)   $  15.70   (1,268,347)   $ 17.95      (113,375)  $  19.89
                                   ----------               ----------               ----------
Outstanding End of the Year         4,432,182    $  15.22    2,697,012    $ 16.24     2,372,100   $  19.05
                                   ==========               ==========               ==========
Restricted Stock Grants                  -                        -                     170,500
                                   ==========               ==========               ==========
Exercisable at End of Year          1,408,893    $  16.50      993,032    $ 16.67       721,200   $  20.06
                                   ==========               ==========               ==========

Options Available for Grant         1,689,561                  649,942                  479,910
                                   ==========               ==========               ==========


     The following table summarizes information about the options outstanding at March 31, 1997:


                      Options Outstanding           Options Exerciseable
                    ---------------------     ----------------------------------
                                  Weighted
                      Number       Average     Weighted     Number      Weighted
   Range of        Outstanding   Remaining    Average    Exercisable    Average
  Exercise              at       Contractual   Exercise       at        Exercise
   Prices         March 31, 1997    Life        Price    March 31,1997   Price
----------------- -------------- ----------   ---------  --------------  -------

$  9.38 - $  9.88      228,000      9.9       $   9.50         -        $    -
$ 11.63 - $ 13.75      890,081      7.3       $  12.07      549,284     $  12.04
$ 14.38 - $ 15.00    2,149,101      8.9       $  14.59      100,709     $  14.44
$ 18.00 - $ 20.00    1,075,000      6.3       $  19.72      695,900     $  19.83
$ 22.00 - $ 22.00       90,000      2.8       $  22.00       63,000     $  22.00
                     ---------      ---       --------    ---------     --------
                     4,432,182      7.9       $  15.22    1,408,893     $  16.50
                     =========      ===       ========    =========     ========

                        STATION CASINOS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.   BENEFIT PLANS (CONTINUED)

     Restricted stock grants in the amount of 170,500 shares were issued during the fiscal year ended March 31, 1995. The effect of these grants is to increase the issued and outstanding shares of the Company's common stock and decrease the number of shares available for
grant  in  the  plan.   Deferred  compensation  is  recorded  for  the
restricted stock grants equal to the market value of the Company's common stock on the date of grant. The deferred compensation is amortized over the period the restricted stock vests and recorded as compensation expense in selling, general, and administrative expense in the accompanying consolidated statements of operations.

     The Company applies APB Opinion No. 25 and related interpretations
in accounting for the  Program.   Accordingly,  compensation   expense
recognized   was  different  than  what  would  have  been   otherwise
recognized under the fair value based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation expense for the plans been determined in accordance with SFAS No. 123, the effect on the Company's net income applicable to common stock and earnings per common share would have been as follows (amounts in thousands, except per share data):

                                                Year Ended March 31,
                                                  1997        1996
                                                --------    --------

     Net income applicable to common stock:
       As reported.........................     $ 6,518    $25,419
       Proforma............................     $ 3,640    $23,562

     Earnings per common share:
       As reported.........................     $  0.18    $  0.75
       Proforma............................     $  0.10    $  0.69

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following
assumptions:   (i)  no  dividends, (ii) expected volatility  for  both
years of 45.5%, (iii) risk free interest rate of 6.46% for 1997 and 6.04% for 1996, and (iv) the expected average life of 3.92 years for 1997 and 3.05 years for 1996. The weighted average fair value of options granted in 1997 and 1996 were $5.64 and $4.91, respectively.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

     In May 1995, the Board of Directors of the Company authorized the repricing of 1,156,900 options with option prices ranging from of $13.00 to $20.00. Options held by certain members of the Company's Board of Directors, including the Chairman and Chief Executive Officer of the Company were not repriced. The effect of the repricing of all the subject options was the cancellation of 1,116,500 options and the reissuance of 872,680 options (''replacement options'') with a price of $12.00 (market value at date of the repricing) which are included in granted and canceled options in the table above. The number of replacement options was determined, based upon a valuation model, so that the value of the replacement options was equivalent to the value of the options originally granted.

     401(K) PLANS

     The Company has a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first four
percent   of   each   participating  employee's   compensation.   Plan
participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contribution was $442,000, $293,000, and $203,000 for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

                      STATION CASINOS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  EXECUTIVE COMPENSATION PLANS

     The Company has employment agreements with certain of its executive officers. These contracts provide for, among other things, an annual base salary with annual adjustments and an annual cash bonus equal to at least 5 percent of the executive's base salary, and supplemental long-term disability and supplemental life insurance benefits in excess of the Company's normal coverage for employees. The Company elected to self-insure with respect to the long-term disability
benefits.    In  addition,  the  Company has  adopted  a  Supplemental
Executive Retirement Plan for its Chief Executive Officer and a Supplemental Management Retirement Plan for certain key executives as selected by the Human Resources Committee of the Company's Board of Directors. Other executive plans include a Deferred Compensation Plan
and  a  Long-Term  Stay-On Performance Incentive Plan.   The  expenses
related to these plans are included in corporate expenses in the accompanying consolidated statements of operations.

11.  RESTRUCTURING CHARGE

     In March 1997, the Company introduced a plan designed to reduce costs and improve efficiency of operations. This plan resulted in a one-time charge to earnings in the fourth quarter of fiscal 1997 totaling $2,016,000, primarily related to employee severance payments.

12.  INCOME TAXES

     The Company files a consolidated federal income tax return.   The
provision (benefit) for income taxes consists of the following (amounts in thousands):


                                                              MARCH 31,
                                                 -------------------------------
                                                    1997      1996      1995
                                                    ----      ----      ----
   Current:
   Federal ...................................   $  7,708   $  4,784   $    721
   State .....................................     (1,834)       374     (1,053)
                                                 ---------  ---------  ---------
                                                    5,874      5,158       (332)

   Deferred ..................................      1,741      9,421     (3,145)
                                                 ---------  ---------  ---------
   Total income taxes.........................   $  7,615   $ 14,579   $ (3,477)
                                                 =========  =========  =========


    The income tax provision (benefit) differs from that computed at the federal statutory corporate tax rate as follows:


                                                              MARCH 31,
                                                      ------------------------
                                                       1997     1996    1995
                                                       ----     ----    ----
   Federal statutory rate...........................   35.0%    35.0%  (35.0%)
   State income taxes, net of federal benefit.......   (5.5)     0.6    (6.0)
   Meals and entertainment..........................    0.2      0.6     4.1
   Other, net.......................................    5.9      0.2     6.5
                                                      ------    ------  ------
   Effective tax rate...............................   35.6%    36.4%  (30.4%)
                                                      ======    =====   ======

                      STATION CASINOS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  INCOME TAXES (CONTINUED)

     The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

                                                                          MARCH 31,
                                                                      1997       1996
                                                                     ------     ------
   Deferred tax assets:
   Current:
      Accrued vacation, bonuses and group insurance..............    $  2,981   $   2,119
      Prepaid gaming taxes.......................................      (1,341)     (1,177)
      Other......................................................       2,261       1,135
                                                                     --------   ---------
   Total current.................................................       3,901       2,077
                                                                     --------   ---------
   Long-term:
      Preopening and other costs, net of amortization............      15,077       4,485
      State deferred taxes.......................................       1,907         462
      Alternative minimum tax credits............................       9,000       4,600
                                                                     --------   ---------
   Total long-term...............................................      25,984       9,547
                                                                     --------   ---------

   Total deferred tax assets ....................................      29,885      11,624
                                                                     --------   ---------
   Deferred tax liabilities:
   Long-term:
      Temporary differences related to property and equipment....     (32,583)    (18,201)
      Other......................................................      (1,249)     (1,122)
                                                                     --------   ---------
   Total deferred tax liabilities................................     (33,832)    (19,323)
                                                                     --------   ---------
   Net...........................................................    $ (3,947)  $  (7,699)
                                                                     ========   =========


    The excess of the alternative minimum tax over the regular Federal income tax is a tax credit which can be carried forward indefinitely to reduce future regular Federal income tax liabilities. The Company did not record a valuation allowance at March 31, 1997 relating to recorded tax benefits because all benefits are likely to be realized.

                      STATION CASINOS, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                                                NET
                                                                  INCOME       INCOME        EARNINGS
                                                                  (LOSS)       (LOSS)         (LOSS)
                                                      OPERATING   BEFORE      APPLICABLE        PER
                                           NET         INCOME     INCOME      TO COMMON       COMMON
                                        REVENUES       (LOSS)      TAXES        STOCK          SHARE
                                        ---------    ---------   ---------    -----------    ---------
                                            (amounts in thousands, except per common share amounts)
YEAR ENDED MARCH 31, 1997
First quarter......................     $  135,440   $  22,813   $  14,581    $   7,648      $  0.22
Second quarter.....................     $  138,034   $  23,809   $  15,847    $   8,307      $  0.24
Third quarter......................     $  133,767   $  21,536   $  13,789    $   6,944      $  0.20
Fourth quarter.....................     $  176,274   $ (10,035)  $ (22,839)   $ (16,381)     $ (0.46)
YEAR ENDED MARCH 31, 1996
First quarter......................     $   94,145   $  13,043   $   5,530    $   3,511      $  0.12
Second quarter.....................     $  119,850   $  17,666   $  11,459    $   7,257      $  0.21
Third quarter......................     $  122,929   $  18,969   $  11,509    $   7,360      $  0.21
Fourth quarter.....................     $  129,933   $  19,786   $  11,553    $   7,291      $  0.21
YEAR ENDED MARCH 31, 1995
First quarter......................     $   47,672   $  (8,361)  $ (11,055)   $  (7,399)     $ (0.25)
Second quarter.....................     $   62,384   $  (6,962)  $ (11,428)   $  (7,379)     $ (0.25)
Third quarter......................     $   83,641   $   6,295   $     807    $     483      $  0.02
Fourth quarter.....................     $   96,581   $  15,416   $  10,257    $   6,353      $  0.22


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          There is incorporated by reference the information appearing in the section entitled "Directors and Executive Officers" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION
          There is incorporated by reference the information appearing in
          the   section   entitled   "Executive   Compensation"   in   the
          Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT There is incorporated by reference the information appearing in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          There is incorporated by reference the information appearing in
          the   sections  entitled  "Certain  Relationships  and   Related
          Transactions" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements (including related notes to Consolidated Financial Statements) filed in part II of this report are listed below:

Report of Independent Public Accountants

Consolidated Balance Sheets as of March 31, 1997 and 1996

Years Ended March 31, 1997, 1996 and 1995:

     Consolidated Statements of Operations

     Consolidated Statements of Stockholders' Equity

     Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a) 2. None
(a) 3. Exhibits


Exhibit
Number                    Description
-------                   -----------

2.1 Agreement and Plan of Reorganization dated as of February 1, 1993 among Frank J. Fertitta, Jr., as Trustee of the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust dated June 17, 1989, Frank J. Fertitta III, Blake L. Sartini, Delise F. Sartini and Lorenzo J. Fertitta. (Incorporated herein by reference to Registration Statement No. 33-59302)

3.1       Amended  and  Restated Articles of Incorporation  of  the
          Registrant.     (Incorporated   herein   by    reference    to
          Registration Statement No. 33-76156)

3.2 Restated Bylaws of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)

4.1 Form of Subordinated Note of the Registrant (1996 Issue). (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.2 Form of Subordinated Note of the Registrant (1994 Issue) (Incorporated herein by reference to Registration Statement No. 33-76156)

4.3 Form of Subordinated Note of the Registrant (1993 Issue) (Incorporated herein by reference to Registration Statement No. 33-59302)

4.4       Indenture dated as of March 29, 1996 between the Registrant
          and  First  Union  National Bank, as  Trustee.   (Incorporated
          herein by reference to the Company's Form 8-K dated March  25,
          1996)

4.5 Indenture dated as of May 11, 1994 between the Registrant and First Union National Bank (f.k.a. First Fidelity Bank, National Association) as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended March 31, 1994)

4.6 First Supplemental Indenture dated as of March 25, 1996 between Registrant and First Union National Bank, (f.k.a. First Fidelity Bank, National Association), as Trustee with
          respect   to  the  Indenture  dated  as
          of  May   11,   1994. (Incorporated  herein by reference to the
          Company's  Form  8-K dated March 25, 1996)

4.7 Indenture dated as of June 2, 1993 between the Registrant and First Union National Bank (f.k.a. First Fidelity Bank, National Association) as Trustee. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

4.8 First Supplemental Indenture dated as of March 25, 1996 between Registrant and First Union National Bank, (f.k.a. First Fidelity Bank, National Association), as Trustee with respect to the Indenture dated as of June 2, 1993. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.9 Amended and Restated Reducing Revolving Loan Agreement dated as of March 19, 1996 among Palace Station, Inc., Boulder Station, Inc., Texas Station, Inc., St. Charles Riverfront Station, Inc. and Kansas City Station Corporation and Bank of America National Trust and Savings Association, Bank of Scotland and Societe Generale and each of the banks that are party to the Bank Facility. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.10 Parent Guaranty dated as of March 19, 1996 executed by Station Casinos, Inc. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.11      Certificate of Resolutions of Convertible Preferred Stock of
          the  Registrant.   (Incorporated herein by  reference  to  the
          Company's Form 8-K dated March 25, 1996)

4.12 Form of Convertible Preferred Stock of the Registrant. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.13 General Continuing Guaranty dated as of June 1, 1993 executed by Station Casinos, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.1      Lease  dated as of December 17, 1974 between  Teddy  Rich
          Enterprises  and  Townefood,  Inc.  (Incorporated  herein   by
          reference to Registration Statement No. 33-59302)

10.2 Lease dated as of May 8, 1973 between Teddy Rich Enterprises and Mini-Price Motor Inn., including Addendum dated May 8, 1973; Lease Addendum dated June 10, 1974 amending lease dated May 8, 1973 between Teddy Rich Enterprises and Mini-Price Motor Inn, Inc. (Incorporated herein by reference to Registration Statement No. 33-59302).

10.3      Lease  dated  as  of February 16, 1976 between  Richfield
          Development  Co.  and  Mini-Price  Motor  Inn.   (Incorporated
          herein by reference to Registration Statement No. 33-59302)

10.4      Lease dated as of September 6, 1977 between Richard Tam and
          Mini-Price    Motor   Inn   Joint   Venture    (Parcel    B1).
          (Incorporated herein by reference to Registration Statement No. 33-59302)

10.5      Lease dated as of September 6, 1977 between Richard Tam and
          Mini-Price    Motor   Inn   Joint   Venture    (Parcel    B2).
          (Incorporated herein by reference to Registration Statement No. 33-59302)

10.6 Employment Agreement between Frank J. Fertitta III and the Registrant dated as of May 1, 1993. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.7 Amendment to the Employment Agreement between Frank J. Fertitta III and the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.8 Employment Agreement between Glenn C. Christenson and the Registrant dated as of May 1, 1993. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended

          June 30, 1993)

10.9 Amendment to the Employment Agreement between Glenn C. Christenson and the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.10 Employment Agreement between Scott M. Nielson and the Registrant dated as of May 1, 1995. (Incorporated herein by reference to the Company's Report on Form 8-K dated July 5,
          1995)

10.11     Employment  Agreement between Blake L.  Sartini  and  the
          Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Report on Form 8-K dated July 5, 1995)

10.12 Stock Compensation Program of the Registrant. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.13 Amendment dated as of August 22, 1995 to the Stock Compensation Program. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995)

10.14     Supplemental Executive Retirement Plan of the  Registrant
          dated  as  of  November  30, 1994.   (Incorporated  herein  by
          reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.15     Supplemental Management Retirement Plan of the Registrant
          dated  as  of  November  30, 1994.   (Incorporated  herein  by
          reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.16 Long-Term Stay-On Performance Incentive Plan between the Registrant and Joseph J. Canfora, Glenn C. Christenson, Scott
          M. Nielson and Blake L. Sartini. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.17 Amended and Restated Deferred Compensation Plan of the Registrant effective as of November 30, 1994.

10.18 Special Long-Term Disability Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.19 Ground Lease between Boulder Station, Inc. and KB Enterprises dated as of June 1, 1993. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.20     Option to Lease or Purchase dated as of June 1, 1993 between
          Boulder  Station,  Inc.  and  KB  Enterprises.   (Incorporated
          herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.21     Option to Acquire Interest Under Purchase Contract dated as
          of   June  1,  1993  between  Boulder  Station,  Inc.  and  KB
          Enterprises. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.22     First Amendment to Ground Lease and Sublease, dated as of
          June 30, 1995, by and between KB Enterprises, as landlord and Boulder Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.23 Ground Lease between Registrant and Texas Gambling Hall & Hotel, Inc. dated as of June 1, 1995. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.24 First Amendment to Ground Lease dated as of June 30, 1995 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.25 Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 between Registrant and Texas
          Station,  Inc.   (Incorporated  herein  by  reference  to  the
          Company's Form 8-K  dated July 5, 1995)

10.26 Sublease Agreement dated as of November 30, 1992 between the City of St. Charles and St. Charles Riverfront Station, Inc. (Incorporated herein by reference to Registrant Statement No. 33-59302)

10.27 Lease between Navillus Investment Co.; Jerome D. Mack as trustee of the Center Trust; Peter Trust Limited Partnership; and Third Generation Limited Partnership and Registrant. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended March 31, 1994)

10.28     Joint  Venture Agreement dated as of September 25,  1993,
          between   First   Holdings   Company   and   the   Registrant.
          (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.29 Assignment and Assumption Agreement (Joint Venture Agreement) dated as of March 25, 1996 between the Registrant and Kansas City Station Corporation (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended March 31, 1996).

10.30 Amendment to Joint Venture Agreement dated as of November 15, 1993, between First Holdings Company and the Registrant (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended March 31, 1996).

10.31 Second Amendment to Joint Venture Agreement, dated as of April 22, 1996, between First Holdings Company and Kansas City Station Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996)

10.32 Development Agreement dated as of April 24, 1995, between Kansas City Station Corporation and the Port Authority of
          Kansas  City.   (Incorporated  herein  by  reference  to   the
          Company's Form 8-K dated July 5, 1995)

10.33     Lease  Agreement,  dated as  of  April  1,  1994  between
          Station/First   Joint   Venture  and   Kansas   City   Station
          Corporation.   (Incorporated  herein  by  reference   to   the
          Company's Form 8-K dated July 5, 1995)

10.34 First Amendment to Lease Agreement dated as of March 19, 1996 between Station/First Joint Venture and Kansas City Station Corporation (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended March 31, 1996).

10.35 Second Amendment to Lease Agreement, dated as of April 22, 1996, between Station/First Joint Venture and Kansas City Station Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996)

10.36     Form of Indemnification Agreement for Directors and Executive
          Officers.   (Incorporated herein by reference to  Registration
          Statement No. 33-59302)

10.37 Form of Indemnification Agreement between the Registrant and Frank Fertitta, Jr. (Incorporated herein by reference to Registration Statement No. 33-59302)

10.38 Construction/Term Loan Agreement dated as of September 25, 1996 among Sunset Station and Bank of America National Trust and Savings Association, Bank of Scotland, Societe Generale
          and  each  of  the  other  Lenders  that  are  party  to  such agreement. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.39 Completion Guarantee dated as of September 25, 1996, executed by the Registrant. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.40 Supplemental Loan Agreement dated as of September 25, 1996 between the Registrant and Sunset Station. (Incorporated herein by reference to the Company's Form 8-K dated October 29,
          1996)

10.41 Participation Agreement dated as of September 25, 1996 among the Registrant, as Lessee, and First Security Trust Company of Nevada, as Lessor and Trustee, and the other Persons that are parties to such agreement. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.42 Lease Agreement dated as of September 25, 1996 between First Security Trust Company of Nevada as Trustee and Lessor and the Registrant, as Lessee. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.43 Sublease Agreement dated as of September 25, 1996 between the Registrant, as Sublessor and Sunset Station as Sublessee. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.44 Sunset Station 1996 Trust Agreement dated as of September 25, 1996 between the Registrant, as Grantor, and First Security Trust Company of Nevada, as Trustee. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.45 Standard Form of Agreement Between Owner and Contractor, dated as of November 1, 1995 between Sunset Station and J.A. Tiberti Construction Company, Inc. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

21.1      Subsidiaries of the Registrant

23.1      Consent of Arthur Andersen LLP

27        Financial Data Schedule

(b) Reports on Form 8-K
    On March 27, 1997, the Registrant filed a Report on Form 8-K, dated March 27, 1997. The Registrant reported under Item 5 the issuance of a press release which announced the sale of $150 million of senior subordinated notes due 2007.

(c) None.
(d) None.

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to
be   signed  on  its  behalf  by  the  undersigned,  thereunto   duly
authorized.


                            STATION CASINOS, INC.

Dated:  June 3, 1997        By: /s/Frank J. Fertitta III
                              -----------------------------
                                 Frank J. Fertitta III
                                 Chairman of the Board, President and Chief
                                 Executive Officer (Principal Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   Signature                        Title                            Date


/s/ Frank J. Fertitta III    Chairman of the Board, President       June 3, 1997
-------------------------     and Chief Executive Officer
    Frank J. Fertitta III     (Principal Executive Officer)


/s/ Glenn C. Christenson     Executive  Vice President, Chief       June 3, 1997
-------------------------     Financial Officer, Chief
    Glenn C. Christenson      Administrative Officer, Treasurer
                              and Director (Principal Financial
                              and Accounting Officer)


/s/ Blake L. Sartini         Executive Vice President,              June 3, 1997
--------------------------    Chief Operating Officer and Director
    Blake L. Sartini


/s/  R. Hal Dean             Director                               June 3, 1997
--------------------------
     R. Hal Dean


/s/  Lorenzo J. Fertitta     Director                               June 3, 1997
--------------------------
     Lorenzo J. Fertitta


/s/ Lowell H. Lebermann, Jr. Director                               June 3, 1997
----------------------------
    Lowell H. Lebermann, Jr.


/s/ Delise F. Sartini        Director                               June 3, 1997
-----------------------
    Delise F. Sartini

                          EXHIBIT 21.1


              SUBSIDIARIES OF STATION CASINOS, INC.


Nevada Corporations

Palace Station Hotel & Casino, Inc.
Texas Station, Inc.
Boulder Station, Inc.
Sunset Station, Inc.
Southwest Gaming Services, Inc.



Missouri Corporations

Kansas City Station Corporation
St. Charles Riverfront Station, Inc.

                          EXHIBIT 23.1


            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed registration statements on Form S-8 (File No. 33-70342), Form S-8 (File No. 33-63752) and Form S-8 (File No.
333-11975).



                             Arthur Andersen LLP

Las Vegas, Nevada
June 3, 1997