Form 10-Q
period 1997-06-30
STATION CASINOS INC
filed 1997-08-14
CIK 898660

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                                 FORM 10-Q
[X]
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
Yes     X    No
    --------    -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at July 31, 1997
----------------------------                   ---------------------------
Common stock, $.01 par value                               35,306,657

                            STATION CASINOS, INC.
                                   INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
             Condensed Consolidated Balance Sheets (unaudited)-               3
             June 30, 1997 and March 31, 1997

             Condensed Consolidated Statements of Operations (unaudited)-     4
             Three months ended June 30, 1997 and 1996

             Condensed Consolidated Statements of Cash  Flows (unaudited)-    5
             Three months ended June 30, 1997 and 1996

             Notes to Condensed Consolidated Financial Statements (unaudited)-6

Item  2.   Management's Discussion and Analysis of Financial Condition and    9
           Results of Operations


PART II.   OTHER INFORMATION

Item  1.   Legal Proceedings                                                 20

Item  2.   Changes in Securities                                             21

Item  3.   Defaults Upon Senior Securities                                   21

Item  4.   Submission of Matters to a Vote of Security Holders               21

Item  5.   Other Information                                                 21

Item  6.   Exhibits and Reports on Form 8-K                                  21


Signature                                                                    22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                            STATION CASINOS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)
                                    (unaudited)

                                                        June 30,    March 31,
                                                          1997         1997
                                                       ---------   ----------
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........................   $   49,018  $   42,522
  Accounts and notes receivable, net................       12,802       7,852
  Inventories.......................................        4,308       3,473
  Prepaid gaming taxes..............................        5,453       4,291
  Prepaid expenses and other........................       14,417      11,231
                                                       ----------  ----------
     TOTAL CURRENT ASSETS...........................       85,998      69,369

Property and equipment, net.........................    1,130,127   1,069,052
Land held for development...........................       26,354      26,354
Other assets, net...................................       61,361      69,343
                                                       ----------  ----------
     TOTAL ASSETS...................................   $1,303,840  $1,234,118
                                                       ==========  ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.................   $   19,186  $   18,807
  Accounts payable..................................       22,786      21,106
  Accrued payroll and related.......................       15,548      13,460
  Construction contracts payable....................       49,679      94,835
  Accrued interest payable..........................       14,180      10,625
  Accrued expenses and other........................       30,828      26,433
                                                       ----------  ----------
     TOTAL CURRENT LIABILITIES......................      152,207     185,266

Long-term debt, less current portion................      853,407     742,156
Deferred income taxes, net..........................        9,393       7,848
                                                       ----------   ---------
     TOTAL LIABILITIES..............................    1,015,007     935,270
                                                       ----------   ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01; authorized
    5,000,000 shares; 2,070,000 convertible
    preferred shares issued and outstanding.........      103,500     103,500
  Common stock, par value $.01; authorized 90,000,000
    shares; 35,306,657 and 35,318,057 shares issued
    and outstanding.................................          353         353
  Additional paid-in capital........................      167,155     167,397
  Deferred compensation - restricted stock..........         (897)     (1,225)
  Retained earnings.................................       18,722      28,823
                                                       ----------  ----------
    TOTAL STOCKHOLDERS' EQUITY......................      288,833     298,848
                                                       ----------  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....    $1,303,840  $1,234,118
                                                       ==========  ==========

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                            STATION CASINOS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands, except per share data)
                                (unaudited)

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                            1997      1996
                                                         --------   --------
OPERATING REVENUES:
   Casino............................................    $ 133,275  $ 104,660
   Food and beverage.................................       28,855     21,166
   Room..............................................        8,039      6,444
   Other.............................................       14,208     11,301
                                                         ---------  ---------
      Gross revenues.................................      184,377    143,571
   Less promotional allowances.......................      (10,861)    (8,131)
                                                         ---------  ---------
      Net revenues...................................      173,516    135,440
                                                         ---------  ---------
OPERATING COSTS AND EXPENSES:
   Casino............................................       64,291     45,314
   Food and beverage.................................       21,281     16,085
   Room..............................................        3,101      2,558
   Other.............................................        7,162      5,795
   Selling, general and administrative...............       38,656     28,522
   Corporate expenses................................        3,894      4,213
   Development expenses..............................          104        317
   Depreciation and amortization.....................       15,983      9,823
   Preopening expenses...............................       10,866         -
                                                         ---------  ---------
                                                           165,338    112,627
                                                         ---------  ---------
OPERATING INCOME.....................................        8,178     22,813
                                                         ---------  ---------
OTHER INCOME (EXPENSE):
   Interest expense, net.............................      (16,007)    (8,293)
   Other.............................................       (5,017)        61
                                                         ---------  ---------
                                                           (21,024)    (8,232)
                                                         ---------  ---------

INCOME (LOSS) BEFORE INCOME TAXES....................      (12,846)    14,581
Income tax (provision) benefit.......................        4,556     (5,122)
                                                          --------  ---------
NET INCOME (LOSS)....................................       (8,290)     9,459
PREFERRED STOCK DIVIDENDS............................       (1,811)    (1,811)
                                                          --------  ---------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK.........     $(10,101) $   7,648
                                                          ========  =========

EARNINGS (LOSS) PER COMMON SHARE.....................     $  (0.29) $    0.22
                                                          ========  =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...........       35,314     35,308
                                                          ========  =========

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                             STATION CASINOS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                                      THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                    ------------------------
                                                                       1997          1996
                                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................................   $   (8,290)   $    9,459
                                                                    ----------    ----------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization.................................       15,983         9,823
   Increase in deferred income taxes.............................          839         3,498
   Preopening expenses...........................................       10,866             -
   Changes in assets and liabilities:
     Increase in accounts and notes receivable, net..............         (920)       (1,313)
     Increase in inventories and prepaid expenses and other......       (4,477)       (3,248)
     Increase (decrease) in accounts payable.....................        1,680          (385)
     Increase in accrued expenses and other......................        8,506            68
   Other, net....................................................        7,397         2,016
                                                                    ----------    ----------
          Total adjustments......................................       39,874        10,459
                                                                    ----------    ----------
     Net cash provided by operating activities...................       31,584        19,918
                                                                    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..........................................      (72,569)     (102,696)
   (Decrease) increase in construction contracts payable.........      (45,156)       21,601
   Preopening expenses...........................................       (8,550)            -
   Other, net....................................................          (31)        2,945
                                                                    ----------    ----------
     Net cash used in investing activities.......................     (126,306)      (78,150)
                                                                    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments under bank facility, net.............................      (89,000)            -
   Borrowings under Sunset loan agreement, net...................       43,500             -
   Proceeds from the issuance of notes payable...................       15,732             -
   Principal payments on notes payable...........................       (6,715)       (8,396)
   Proceeds from the issuance of senior subordinated notes, net..      144,287             -
   Proceeds from the issuance of preferred stock, net............            -        13,095
   Dividends paid................................................       (1,811)       (1,550)
   Other, net....................................................       (4,775)          (23)
                                                                    ----------    ----------
     Net cash provided by financing activities...................      101,218         3,126
                                                                    ----------    ----------
CASH AND CASH EQUIVALENTS:
   Increase (decrease) in cash and cash equivalents..............        6,496       (55,106)
   Balance, beginning of period..................................       42,522       114,868
                                                                    ----------    ----------
   Balance, end of period........................................   $   49,018    $   59,762
                                                                    ----------    ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest, net of amounts capitalized............   $   11,084    $    7,216
   Cash paid for income taxes....................................   $        -    $      250
   Property and equipment purchases financed by debt.............   $    3,532    $      361


               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                      STATION CASINOS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.   BASIS OF PRESENTATION

      Station Casinos, Inc. (the "Company"), a Nevada Corporation, is an established multi-jurisdicitional gaming enterprise that currently owns and operates four casino properties in Las Vegas, Nevada, a gaming and entertainment complex in St. Charles, Missouri and a gaming and entertainment complex in Kansas City, Missouri. The Company also owns and provides slot route management services in Southern Nevada and Louisiana.

      The accompanying condensed consolidated financial statements include the accounts of Station Casinos, Inc. and its wholly-owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), St. Charles Riverfront Station, Inc. ("Station Casino St. Charles"), Texas Station, Inc. ("Texas Station"), Kansas City Station Corporation ("Station Casino Kansas City"), Sunset Station, Inc. ("Sunset Station") and the Southwest Companies. All significant intercompany accounts and transactions have been eliminated.

      The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended June 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

                        STATION CASINOS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

2.   LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):


                                                                             June 30,     March 31,
                                                                               1997         1997
                                                                            ----------   -----------
STATION CASINOS, INC. (EXCLUDING SUNSET STATION):
------------------------------------------------
Reducing revolving credit facility, secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Station
    Casino St. Charles and Station Casino Kansas City, $360 million limit at June 30, 1997, reducing quarterly by varying amounts until
    September 2000 when the remaining principal balance is due, interest at a margin above the bank's prime rate or the Eurodollar
    Rate (8.15% at June 30, 1997).......................................   $  188,000     $  277,000
9 5/8% senior subordinated notes, payable interest only semi-annually, principal due June 1, 2003, net of unamortized discount of $6.6
    million at June 30, 1997............................................      186,440        186,248
9 3/4% senior subordinated notes, payable interest only semi-annually, principal due April 15, 2007, net of unamortized discount of $5.6
    million at June 30, 1997............................................      144,368              -
10 1/8% senior subordinated notes, payable interest only semi-annually, principal due March 15, 2006, net of unamortized discount of $1.2
    million at June 30, 1997............................................      196,840        196,818
Notes payable to banks and others, collateralized by slot machines, furniture and equipment, monthly installments including interest
    ranging from 7.69% to 9.00% at June 30, 1997........................       40,067         27,564
Capital lease obligations, collateralized by furniture and equipment....        5,539          7,703
Other long-term debt....................................................       21,839         19,630
                                                                           ----------     ----------
               Sub-total................................................      783,093        714,963


SUNSET STATION, INC.:
---------------------
$110 million Sunset Station first mortgage construction/term loan agreement, secured by substantially all of the assets of Sunset Station, interest at a margin of 375 basis points above the Eurodollar Rate
    (9.53% at June 30, 1997), due September 2000........................       89,500         46,000
                                                                           ----------     ----------
               Total long-term debt.....................................      872,593        760,963
Current portion of long-term debt.......................................      (19,186)       (18,807)
                                                                           ----------     ----------
               Total long-term debt, less current portion...............   $  853,407     $  742,156
                                                                           ==========     ==========

     In April 1997, the Company completed an offering of $150 million of senior subordinated notes due in April 2007, that rank pari passu with the Company's existing senior subordinated notes. The $150 million senior subordinated notes have a coupon rate of 9 3/4% and were priced to yield 10.37% to maturity. The discount on the $150 million senior subordinated notes has been recorded as a reduction to long-term debt. Proceeds from the offering were used to pay down amounts outstanding under the reducing revolving credit facility.

      In June 1997, the Company obtained an amendment to the reducing
revolving  credit  facility  (the "Bank Facility").   This  amendment
modified the covenant restricting the maximum consolidated funded

                      STATION CASINOS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


2.   LONG-TERM DEBT (CONTINUED)

debt to EBITDA ratio to 5.75 to 1.00 for the fiscal quarter ended June 30, 1997, 5.85 to 1.00 for the fiscal quarter ending September 30, 1997, 5.75 to 1.00 for each fiscal quarter through March 31, 1998, 5.00 to 1.00 for the fiscal quarter ending June 30, 1998, 4.75 to 1.00 for the fiscal quarter ending September 30, 1998, 4.50 to
1.00 for the fiscal quarter ending December 31, 1998, 4.25 to 1.00 for each fiscal quarter through June 30, 1999, 4.00 to 1.00 for the fiscal quarter ending September 30, 1999 and 3.75 to 1.00 thereafter. As of June 30, 1997, the Company's funded debt to EBITDA ratio was
5.68 to 1.00. In addition, in July 1997, the Company voluntarily reduced the total amount available under the Bank Facility by $30 million. As a result, no additional reductions are required until June 30, 1998, at which time the Bank Facility will reduce by $22.4 million each fiscal quarter through March 31, 2000.

3.   OTHER MATTERS

PREOPENING EXPENSES

      Prior to the opening of a facility, all operating expenses, including incremental salaries and wages, related thereto are capitalized as preopening expenses. In June 1997, Sunset Station Hotel & Casino opened. During the three months ended June 30, 1997 $10.9 million of preopening expense primarily related to Sunset Station were expensed.

EXPIRED OPTION PAYMENTS

     In June 1997, approximately $5.0 million of certain expired option payments to lease or acquire land for future development, which had previously been capitalized, were expensed. Such amounts are included in other income/expense in the accompany condensed consolidated statements of operations for the three months ended June 30, 1997.

EARNINGS PER SHARE

     The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is effective for fiscal years ending after December 15, 1997. This statement replaces primary earnings per share ("EPS") with basic EPS. No dilution for potentially dilutive securities is included in basic EPS. This statement also requires when applying the treasury stock method for diluted EPS to compute dilution for options and warrants, to use average share price for the period, rather than the more dilutive greater of the average share price or end-of-period share price. The Company will adopt SFAS No. 128 in the fiscal year ending March 31, 1998. Management believes the adoption of SFAS No. 128 will have no impact on the Company's previously reported earnings per share.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (amounts in thousands)
                                    (unaudited)

1.    OVERVIEW

      The following table highlights the results of operations for the Company and its subsidiaries:

                                                         THREE MONTHS ENDED
                                                                JUNE 30,
                                                       -----------------------
                                                          1997           1996
                                                       ---------     ----------
NEVADA OPERATIONS:
------------------
PALACE STATION
Net revenues........................................   $   32,890    $   34,320
Operating income....................................   $    7,770    $    7,893
EBITDA (1)..........................................   $    9,903    $    9,931

BOULDER STATION
Net revenues........................................   $   35,896    $   34,399
Operating income....................................   $   10,383    $    8,823
EBITDA (1)..........................................   $   13,289    $   11,414

TEXAS STATION
Net revenues........................................   $   21,141    $   19,788
Operating income....................................   $    2,354    $    1,312
EBITDA (1)..........................................   $    4,512    $    3,007

SUNSET STATION
Net revenues........................................   $    9,543    $        -
Operating loss......................................   $   (8,836)   $        -
EBITDAR (1).........................................   $    2,786    $        -
EBITDA (1)..........................................   $    2,265    $        -

TOTAL NEVADA OPERATIONS:
Net revenues........................................   $   99,470    $   88,507
Operating income....................................   $   11,671    $   18,028
EBITDA (1)..........................................   $   29,969    $   24,352

MISSOURI OPERATIONS:
--------------------
STATION CASINO ST. CHARLES
Net revenues........................................   $   31,354    $   39,525
Operating income....................................   $    3,378    $    8,540
EBITDA (1)..........................................   $    6,664    $   11,320

STATION CASINO KANSAS CITY
Net revenues........................................   $   35,279    $        -
Operating loss......................................   $   (3,270)   $        -
EBITDA (1)..........................................   $    1,160    $        -

TOTAL MISSOURI OPERATIONS:
Net revenues........................................   $   66,633    $   39,525
Operating income....................................   $      108    $    8,540
EBITDA (1)..........................................   $    7,824    $   11,320






                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (amounts in thousands)
                                    (unaudited)


1.    OVERVIEW (CONTINUED)

      The following table highlights the results of operations for the Company and its subsidiaries:



                                                         THREE MONTHS ENDED
                                                                JUNE 30,
                                                       -----------------------
                                                          1997           1996
                                                       ---------     ----------
STATION CASINOS, INC. AND OTHER
-------------------------------
Net revenues........................................   $    7,413    $    7,408
Operating loss......................................   $   (3,601)   $   (3,755)
EBITDA (1)..........................................   $   (2,766)   $   (3,036)


(1) "EBITDA" consists of operating income plus depreciation and amortization, including preopening expenses. "EBITDAR" consists of operating income plus depreciation, amortization, preopening expenses and rent expense. EBITDA and EBITDAR should not be construed as alternatives to operating income as an indicator of the Company's operating performance, or as alternatives to cash provided by operating activities as a measure of liquidity. The Company has presented EBITDA and EBITDAR solely as supplemental disclosure because the Company believes that certain investors consider this information useful in the evaluation of the financial performance of companies with substantial depreciation and amortization.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

2.   RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1996.

      Consolidated net revenues increased 28.1% to $173.5 million for the three months ended June 30, 1997, from $135.4 million in
the  prior  year.   The  Company's Nevada Operations  contributed
$99.5  million  of net revenues  for the three months ended  June
30,  1997,  an  increase of 12.4%  over  the  prior  year.   This
increase  in net  revenues  is  due primarily  to the opening  of
Sunset  Station in June 1997, as  well  as improved  results   at
both   Boulder  Station  and   Texas   Station.    The  Company's
Missouri   Operations   contributed   $66.6   million   of    net
revenues   for   the  three  months  ended  June  30,  1997,   an
increase   of 68.6%  over the prior year.  This increase  in  net
revenues is due to Station Casino Kansas City which opened in January 1997, offset by a decline in net revenues at Station Casino St. Charles due to increased competition in the St. Louis Market with the opening of a new hotel/casino in Maryland Heights in March 1997.

       Operating income decreased 64.2% to $8.2 million for   the
three  months  ended  June 30, 1997, from $22.8 million  in   the
prior   year. Operating income at the Company's Nevada Operations
decreased  35.3%  to  $11.7  million  due  to  the  write-off  of
preopening   expenses   of  $10.9 million  primarily related to Sunset
Station. Operating income at the Company's Missouri Operations decreased 98.7% due to a decrease of $5.2 million at Station
Casino  St.  Charles  related to  increased  competition  and  an
operating  loss  of $3.3 million at Station Casino Kansas   City.
The  decline   in operating income,  an increase in net  interest
expense of $7.7 million the expiration of certain option payments to lease or acquire land for future development resulting in an expense of approximately $5.0 million and dividends of $1.8 million on the convertible preferred stock, resulted in a net loss applicable to common stock of $10.1 million, or a loss per common share of $0.29 for the three months ended June 30, 1997, compared to net income applicable to common stock of $7.6 million, or earnings per common share of $0.22 in the prior year.

      CASINO. Casino revenues increased 27.3% to $133.3 million for the three months ended June 30, 1997, from $104.7 million in the prior year. This increase is due to the opening of Station Casino Kansas City in January 1997, the opening of Sunset
Station in June 1997, and improvements at the Company's Nevada Operations offset by a decrease at Station Casino St. Charles as a result of the new competition added to the St. Louis Market in March 1997.

       Casino  expenses increased 41.9% to $64.3 million for  the three months ended June 30, 1997, from $45.3 million in the prior year. This increase in casino expenses is consistent with the increase in casino revenues discussed above. Casino net profit margin decreased to 51.8% for the three months ended June 30, 1997, from 56.7% in the prior year. The Nevada Operations experienced a slight increase in net casino margin, while the Missouri Operations were negatively impacted in St. Charles due to the increased competition and Station Casino Kansas City has a lower margin due to the start-up nature of the new operations, especially being the last entrant into this market. In addition, the Missouri Operations have a lower margin that the Company's combined margin due primarily to higher gaming tax rates in Missouri as compared to Nevada.

   FOOD   AND  BEVERAGE.   Food and beverage  revenues  increased
36.3%  to $28.9  million for the three months ended June 30, 1997,
from   $21.2  million   in   the prior year.   This  increase  is
primarily due to the opening of Station Casino Kansas City and Sunset Station as noted above.

      Food and beverage net profit margins improved to 26.3% for the three months ended June 30, 1997, from 24.0% in the prior year. This increase in margin is due to improvement at the Nevada properties as a result of continued focus on cost control.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

2.   RESULTS OF OPERATIONS (CONTINUED)

      ROOM. Room revenues increased 24.8% to $8.0 million for the three months ended June 30, 1997, from $6.4 million in the prior year. This increase is due primarily to the addition of Station Casino Kansas City and Sunset Station. The Company wide room occupancy decreased to 96% from 97%, while the average daily room rate increased to $50 from $47 during the three months ended June 30, 1997.

       OTHER.    Other revenues increased 25.7% to $14.2  million
for  the  three  months  ended June 30, 1997, from $11.3  million
in   the   prior  year.  This increase  is  due  primarily to the
addition of Station Casino Kansas City and Sunset Station. Revenues from the Company's slot route business increased 18.1% to $6.3 million for the three months ended June 30, 1997.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") increased 35.5% to $38.7 million for the three months ended June 30, 1997, from $28.5 million in the prior year. This increase is due to the addition of Station Casino Kansas City and Sunset Station. SG&A as a percentage of net revenues increased slightly to 22.3% from 21.1% in the prior year.

      CORPORATE EXPENSES. Corporate expenses decreased 7.6% to $3.9 million for the three months ended June 30, 1997, from $4.2 million in the prior year. Corporate expenses declined to 2.2% of net revenues for the three months ended June 30, 1997, from 3.1% in the prior year.

     DEVELOPMENT EXPENSES. Development expenses continue to decrease as a result of reduced efforts to identify potential gaming opportunities. Such costs are incurred by the Company in its efforts to identify and pursue potential gaming opportunities in selected jurisdictions, including those in which gaming has not been approved. The Company expenses development costs including lobbying, legal and consulting until such time as the jurisdiction has approved gaming and the Company has identified a specific site. Costs incurred subsequent to these criteria being met are capitalized.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 62.7% to $16.0 million for the three months ended June 30, 1997, from $9.8 million in the prior year. This increase is due primarily to the addition of Station Casino Kansas City and Sunset Station.

       PREOPENING EXPENSES. The Company capitalizes preopening expenses associated with its construction projects, including Sunset Station which opened June 10, 1997. These amounts are expensed upon the opening of the related project. During the three months ended June 30, 1997, the Company expensed preopening expenses of $10.9 million related primarily to Sunset Station.

      INTEREST EXPENSE, NET. Interest costs incurred (expensed and capitalized) increased 68.2% to $21.9 million for the three months ended June 30, 1997. This increase is primarily attributable to added interest costs associated with the 9 3/4% senior subordinated notes issued by the Company in April 1997, borrowing's under the Sunset Loan Agreement (as defined herein) and borrowings under the Company's reducing revolving bank credit facility used for the construction of Station Casino Kansas City, Sunset Station and the expansion at Station Casino St. Charles. For the three months ended June 30, 1996 there were no borrowings under the reducing revolving credit facility. Capitalized interest will decrease significantly with the opening of Sunset Station this quarter.

      RECENTLY ISSUED ACCOUNTING STANDARD. The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is effective for fiscal years ending after December 15, 1997. This statement replaces primary earnings per share ("EPS") with basic EPS. No dilution for potentially dilutive securities is included in basic EPS. This statement also requires when applying the treasury stock method for diluted EPS to compute dilution for

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.   RESULTS OF OPERATIONS (CONTINUED)

options and warrants, to use average share price for the period, rather than the more dilutive greater of the average share price or end-of-period share price. The Company will adopt SFAS No. 128 in the fiscal year ending March 31, 1998. Management believes the adoption of SFAS No. 128 will have no impact on the Company's previously reported earnings per share.

3.   LIQUIDITY AND CAPITAL RESOURCES

      During the three months ended June 30, 1997, the Company's sources of capital included net proceeds of $144.3 million from the issuance of 9 3/4% senior subordinated notes, which were used to re-pay amounts outstanding under the Company's reducing revolving bank credit facility, cash flows from operating activities of $31.6 million, and borrowings under the Sunset Loan Agreement (as defined
herein)  of  $43.5  million.   At June  30,  1997,  the  Company  had
available borrowings of $172 million under its reducing revolving bank credit facility, $20.5 million under the Sunset Loan Agreement, available advances of $23.4 million under the Sunset Operating Lease (as defined herein) and $49.0 million in cash and cash equivalents.

      During the three months ended June 30, 1997, total capital expenditures were approximately $76.1 million, of which approximately
(i) $33.7 million was associated with the development and construction of Sunset Station, (ii) $12.3 million was associated with the development and construction of the expansion project at Station Casino St. Charles, (iii) $7.0 million was associated with the acquisition of land adjacent to Boulder Station, and (iv) $23.1 million was associated with various other projects, maintenance capital expenditures and net construction period interest.

      The Company's primary requirements during the remainder of fiscal year 1998 are expected to include (i) the payment of construction contracts payable of approximately $49.7 million as of June 30, 1997, (ii) maintenance capital expenditures at the Company's subsidiaries, (iii) principal and interest payments on indebtedness,
(iv) dividend payments on convertible preferred stock, and (v) general corporate purposes. In addition, the Company has commenced construction of an expansion project at Station Casino St. Charles (the "St. Charles Expansion Project"). In connection with this expansion project, the Company is constructing a man-made backwater basin that contains two new gaming vessels, which will be similar to the gaming vessels at Station Casino Kansas City. The project also includes a transition deck to provide direct access from the 4,000-space parking garage into the new casino facilities. This project is expected to cost approximately $190 million (excluding construction period interest and preopening expenses), of which $111.9 million had been incurred at June 30, 1997. Management estimates that the St. Charles Expansion Project will be completed by mid-summer 1998. The scope and timing of this expansion project depend on several factors, including, but not limited to, the Company's ability to draw under its reducing revolving bank credit facility as restricted by the maximum funded debt to EBITDA (as adjusted for preopening expenses) ratio described herein. In addition, the Company had entered into a non-binding letter of intent with the Gordon Group Holdings, Ltd. (the "Gordon Group") to develop a substantial portion of the new retail and entertainment complex portion of the St. Charles Expansion Project. The letter of intent is subject to various termination provisions and a 90-day due diligence period which the parties have continued to conduct beyond the original June 19, 1997 due diligence expiration date. The Company anticipates that between $50 million and $70 million of financing will be required by the Gordon Group for the development of a uniquely styled shopping and entertainment area, including a variety of specialty retail stores, restaurants and entertainment attractions. If the Gordon Group fails to proceed with development of the retail and entertainment complex, the Company plans to complete a smaller-scale build-out of the retail and entertainment complex for an estimated cost of $16 million (net of construction period interest and preopening expenses). No assurances can be given that

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

the Company and the Gordon Group will enter into a definitive development agreement with respect to the project, that the Gordon Group will be able to obtain the necessary financing, that the Gordon Group will complete the build-out of the complex within the Company's estimated completion time of mid-summer 1998 or that the Gordon Group will be able to develop and operate the project successfully.

     The Company believes that cash flows from operations, borrowings under the reducing revolving bank credit facility, the Sunset Loan Agreement, vendor and lease financing of equipment and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during the remainder of fiscal year 1998. The Company, however, continually is evaluating the financing needs of its current and planned projects. If more attractive financing alternatives become available to the Company, the Company may amend its financing plans with respect to such projects, assuming such financing would be permitted under its existing debt agreements (see "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

BANK FACILITY

      The Company's secured, Amended and Restated Reducing Revolving Loan Agreement, dated as of March 19, 1996, as amended on June 27, 1997 (the "Bank Facility"), is a reducing revolving bank credit facility which provides for borrowings up to an aggregate principal amount of $360 million as of June 30, 1997. In July 1997, the Company voluntarily reduced the total amount available under the Bank Facility by $30 million. As a result, no additional reductions are required until June 30, 1998 at which time the Bank Facility will reduce by $22.4 million each fiscal quarter through March 31, 2000. The Bank Facility is secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Station Casino Kansas City and Station Casino St. Charles (collectively, the "Borrowers"). The Company and Southwest Gaming Services, Inc. guarantee the borrowings under the Bank Facility (collectively the "Guarantors"). The Bank Facility matures on September 30, 2000. Borrowings under the Bank Facility bear interest at a margin above the bank's prime rate or the Eurodollar Rate, as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Bank Facility, will vary quarterly based on the combined Borrower's and the Company's consolidated (exclusive of Sunset Station) ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") adjusted for preopening expenses. As of June 30, 1997, the Company's margin above the Eurodollar Rate on borrowings under the Bank Facility was 2.13%. Such margin will increase to 2.75% if the maximum funded debt to EBITDA (adjusted for preopening expenses) ratio is reached.

       The   Bank  Facility  contains  certain  financial  and  other
covenants.   These include a maximum funded debt to EBITDA  (adjusted
for preopening expenses) ratio for the Borrowers combined of 3.00  to
1.00 for each fiscal quarter through June 30, 1997, 2.75 to 1.00 for each fiscal quarter through June 30, 1998, and 2.50 to 1.00 for each fiscal quarter thereafter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.35 to
1.00 for the periods March 31, 1996 through June 30, 1998, and 1.50 to 1.00 for periods thereafter, a limitation on indebtedness, and limitations on capital expenditures. As of June 30, 1997, the Borrowers funded debt to EBITDA ratio was 1.79 to 1.00 and the fixed charge coverage ratio for the proceeding four quarters ended June 30, 1997 was 1.78 to 1.00. A tranche of the Bank Facility contains a minimum tangible net worth requirement for Palace Station ($10 million plus 95% of net income determined as of the end of each fiscal quarter with no reduction for net losses) and certain restrictions on distributions of cash from Palace Station to the Company. As of June 30, 1997, Palace Station's tangible net worth exceeded the requirement by

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

approximately $7 million. These covenants limit Palace Station's ability to make payments to the COmpany, a significant source of anticipated cash for the Company.

      In addition, the Bank Facility has financial covenants relating
to  the  Company.   These include prohibitions  on  dividends  on  or
redemptions of the Company's Common Stock, restrictions on repayment of any subordinated debt, limitations on the incurrence of additional indebtedness, the Company's senior subordinated notes and other specified indebtedness, minimum consolidated tangible net worth requirements (adjusted upwards for post October 1, 1995 preopening expenses, not to exceed $18 million and for potential losses on disposed or discontinued assets, not to exceed $30 million), for the Company of $165 million plus 95% of post October 1, 1995 net income (not reduced by net losses) and 100% of net equity offering proceeds, and limitations on capital expenditures and investments. As of June
30,  1997,  the  Company's  consolidated  net  worth   exceeded  the
requirement by approximately  $22  million.   In March and June 1997,
the Company obtained certain amendments to  the Bank  Facility in order to enhance its borrowing capacity under its Bank Facility. As amended in June 1997, the Bank Facility includes a maximum funded debt to EBITDA (adjusted for preopening expenses) ratio, including annualized EBITDA (adjusted for preopening expenses) for any new
venture, as defined, open less than a year,   for  the Company  on  a
consolidated basis of 5.75 to 1.00 for the fiscal quarter ending June 30, 1997, 5.85 to 1.00 for the fiscal quarter ending September 30, 1997, 5.75 to 1.00 for each fiscal quarter through March 31, 1998, 5.00 to 1.00 for the fiscal quarter ending June 30, 1998, 4.75 to 1.00 for the fiscal quarter ending September 30, 1998, 4.50 to
1.00 for the fiscal quarter ending  December  31, 1998,  4.25  to
1.00 for each fiscal quarter through June 30, 1999, 4.00 to 1.00 for the fiscal quarter ending September 30, 1999 and 3.75 to 1.00 thereafter. As of June 30, 1997, the Company's funded debt to EBITDA
ratio  was  5.68  to  1.00.   Such   consolidated calculations  for the
Company do not include  Sunset  Station.   In addition,  the Bank
Facility prohibits the Company from holding cash and cash equivalents in excess of the sum of the amounts necessary to make the next scheduled interest or dividend payments on the Company's senior subordinated notes and preferred stock, the amounts necessary to fund casino bankroll in the ordinary course of business and $2.0 million. The Guarantors waive certain defenses and rights including rights of subrogation and reimbursement. The Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and the Change of Control Triggering Event as defined in the indentures governing the senior subordinated notes.

      The Company has obtained an amendment to the Bank Facility that will permit the Company to form a wholly-owned limited partnership to enter into a financing transaction to lease the two new gaming vessels under construction at Station Casino St. Charles pursuant to an operating lease.

SENIOR SUBORDINATED NOTES

      The Company has $527.6 million, net of unamortized discount of $13.4 million, of senior subordinated notes outstanding as of June 30, 1997, $186.4 million of these notes bear interest, payable semi-annually, at a rate of 9 5/8% per year, $196.8 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year and $144.4 million of the notes bear interest , payable semi-annually, at a rate of 9 3/4% per year (collectively the "Notes"). The indentures governing the Notes ("Indentures") contain certain customary financial and other covenants which prohibit the Company and its subsidiaries from incurring indebtedness (including capital leases) other than (a) non-recourse debt for certain specified subsidiaries, (b) certain equipment financings, (c) the Notes, (d) up to $15 million of additional indebtedness, (e) additional indebtedness if, after giving effect thereto, a 2.00 to 1.00 pro forma Consolidated Coverage Ratio (as defined) has been met, (f) Permitted Refinancing Indebtedness (as defined), (g) borrowings of up to $72 million under the Bank Facility, and (h) certain other indebtedness. At

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

June 30, 1997, the Company's Consolidated Coverage Ratio was 2.42  to
1.00. In addition, the Indentures prohibit the Company from paying dividends on any of its capital stock unless at the time of and after giving effect to such dividends, among other things, the aggregate amount of all Restricted Payments and Restricted Investments (as defined in the indentures, and which include any dividends on any capital stock of the Company) do not exceed the sum of (i) 50% of Cumulative Consolidated Net Income (as defined) of the Company (less 100% of any consolidated net losses), (ii) certain net proceeds from the sale of equity securities of the Company and (iii) $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures may significantly affect the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

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

     The Sunset Loan Agreement includes a first mortgage term note in the amount of $110 million (the "Sunset Note") which is non-recourse to the Company, except as to certain construction matters pursuant to a completion guarantee dated as of September 25, 1996, executed by the Company on behalf of Sunset Station, and except that the Company has pledged all of the stock of Sunset Station as security for the Sunset Loan Agreement. As of June 30, 1997, Sunset Station had borrowed $89.5 million under the Sunset Note. The Sunset Note is to reduce $1.8 million for each fiscal quarter ending March 1998 through December 1998, $2.3 million for each fiscal quarter ending March 1999 through December 1999, and $2.0 million for the fiscal quarters ending March 2000 and June 2000 and matures in September 2000. In addition, the Sunset Note is subject to prepayment subsequent to July 1998 by an amount equal to a specified percentage of Excess Cash Flow (as defined). The Sunset Note carries an interest rate of 375 basis points over the Eurodollar Rate (as defined in the Sunset Loan Agreement). The Sunset Note is secured by substantially all of the assets of Sunset Station, including a deed of trust with respect to the real property on which Sunset Station is situated, a portion of which is subject to a lease from the Company to Sunset Station, and the remainder of which property is owned by Sunset Station, and a security agreement as to all tangible and intangible personal property including Sunset Station's rights under an operating lease for certain furniture, fixtures and equipment.

      The Sunset Loan Agreement contains certain customary financial and other covenants (related exclusively to Sunset Station) including a minimum fixed charge coverage ratio as of the last day of any full quarter after the opening of Sunset Station of not less than 1.10 to 1.00, a maximum senior funded debt to EBITDA (adjusted for certain cash contributions or advances by the Company) ratio after opening of
4.50 to 1.00 for the first full quarter reducing by 0.25 on certain quarters thereafter to 3.25 to 1.00 for the tenth quarter and each quarter thereafter, and a minimum net worth as of any quarter end after opening of not less then $52 million plus 80% of net income (not reduced by net losses), plus 100% of certain additional equity contributions by the Company and Supplemental Loans (as defined). In addition, the

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

agreement places restrictions on indebtedness and guarantees, dividends, stock redemptions, mergers, acquisitions, sale of assets or sale of stock in subsidiaries and limitations on capital expenditures.

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

      In order to manage the interest rate risk associated with the Sunset Note, Sunset Station entered into an interest rate swap agreement with Bank of America NT&SA. This agreement swaps the variable rate interest pursuant to the Sunset Note to a fixed rate of 9.58% on $90 million notional amount as of June 1997, increasing to $100 million at September 1997 and then decreasing to $95 million at June 1998. The agreement expires in December 1998. The difference paid or received pursuant to the swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the Sunset Note. Sunset Station is exposed to credit risk in the event of non-performance by the counterparty to the agreement. The Company believes the risk of non-performance by the counterparty is minimal.

      The Company has also entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of $40 million, dated as of September 25, 1996 (the "Sunset Operating Lease") between the Company and First Security Trust Company of
Nevada. The Sunset Operating Lease expires in October 2000 and carries a lease rate of 225 basis points above the Eurodollar Rate. As of June 30, 1997, $16.6 million of this facility had been drawn. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with financial terms substantially similar to the Sunset Operating Lease. In the event that Sunset Station elects to purchase the Equipment, the Company has provided a funding commitment up to the amount necessary for such purchase pursuant to the Supplemental Loan Agreement (subject to the limitations on funding contained in the Supplemental Loan Agreement).

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

COMMON STOCK

      The Company is authorized to issue up to 90,000,000 shares of its common stock, $.01 par value per share (the "Common Stock"), 35,306,657 shares of which were issued and outstanding as of June 30, 1997. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

PREFERRED STOCK

     The Company is authorized to issue up to 5,000,000 shares of its preferred stock, $.01 par value per share (the "Preferred Stock"). As of June 30, 1997, 2,070,000 shares of $3.50 Convertible Preferred Stock (the "Convertible Preferred Stock") has been issued and are outstanding. The Board of Directors, without further action by the holders of Common Stock or the Convertible Preferred Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock or the Convertible Preferred Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

CONVERTIBLE PREFERRED STOCK

      Each of the Convertible Preferred Stock shares outstanding have a liquidation preference of $50.00 per share plus an amount equal to any accumulated and unpaid dividends at the annual rate of $3.50 per share, or 7.0% of such liquidation preference. Such dividends accrue and are cumulative from the date of issuance and are payable quarterly. The Convertible Preferred Stock is convertible at the option of the holder thereof at any time, unless previously redeemed, into shares of Common Stock at an initial conversion rate of 3.2573 shares of Common Stock for each share of Convertible Preferred Stock, subject to adjustment in certain circumstances. The Company may reduce the conversion price of the Convertible Preferred Stock by any amount for any period of at least 20 days, so long as the decrease is irrevocable during such period. The Convertible Preferred Stock is redeemable, at the option of the Company, in whole or in part, for shares of Common Stock, at any time after March 15, 1999, initially at a price of $52.45 per share of Convertible Preferred Stock, and thereafter at prices decreasing annually to $50.00 per share of Convertible Preferred Stock on and after March 15, 2006, plus accrued and unpaid dividends. The Common Stock to be issued is determined by dividing the redemption price by the lower of the average daily closing price for the Company's Common Stock for the preceding 20 trading days or the closing price of the Company's Common Stock on the first business day preceding the date of the redemption notice. Any fractional shares would be paid in cash. There is no mandatory sinking  fund  obligation with respect to the  Convertible  Preferred
Stock. The holders of the Convertible Preferred Stock do not have any voting rights, except as required by applicable law and except that, among other things, whenever accrued and unpaid dividends on the Convertible Preferred Stock are equal to or exceed the

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

equivalent of six quarterly dividends payable on the Convertible Preferred Stock, the holders of the Convertible Preferred Stock, voting separately as a class with the holders of any other series of parity stock upon which like voting rights have been conferred and are exercisable, will be entitled to elect two directors to the Board of Directors until dividend arrearage has been paid or amounts have been set apart for such payment. The Convertible Preferred Stock is senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding-up.

FORWARD-LOOKING STATEMENTS

      This document contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by
Section 21E. All forward-looking statements involve risks and uncertainties. Although the Company believes that its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not materially differ from its expectations. Factors that could cause actual results to differ materially from expectations include, among other things, the Company's competition, the limitations on capital resources imposed by the Company's Bank Facility and the terms of the Indentures governing the Company's Notes, the Company's ability to meet its interest expense and principal repayment obligations, loss of the Company's riverboat and dockside facilities from service, construction risks, the Company's dependence on key gaming markets, the Company's ability to take advantage of new gaming development opportunities and gaming regulations. For other factors that may cause actual results to materially differ from expectations and underlying assumptions, refer to the Registration Statement on Form S-4 (File No. 333-30685) (and particularly the section labeled "Risk Factors" therein) and periodic reports, including the Annual Report on Form 10-K for the year ended March 31, 1997, filed by the Company with the Securities and Exchange Commission (and particularly the section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" therein). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -

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

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits -

         Exhibit
         Number
         -------

         27   Financial Data Schedule

         (b) Reports on Form 8-K - On April 7, 1997, the Company filed a current report on Form 8-K dated April 3, 1997. The Company reported under Item 5 the issuance of $150 million senior subordinated notes due 2007.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Station Casinos, Inc.,
                              Registrant



DATE: August 13, 1997         /s/ Glenn C. Christenson
                              -----------------------------
                              Glenn C. Christenson,
                              Executive Vice President,
                              Chief Financial Officer, and
                              Chief Administrative Officer
                              (Principal Accounting Officer)