Form 10-Q
period 1997-09-30
STATION CASINOS INC
filed 1997-11-14
CIK 898660

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                                 FORM 10-Q
[X]
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
Yes     X    No
    --------    -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at October 31, 1997
----------------------------                   -------------------------------
Common stock, $.01 par value                               35,306,657

                            STATION CASINOS, INC.
                                   INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
             Condensed Consolidated Balance Sheets (unaudited)-               3
             September 30, 1997 and March 31, 1997

             Condensed Consolidated Statements of Operations (unaudited)-     4
             Three and six months ended September 30, 1997 and 1996

             Condensed Consolidated Statements of Cash  Flows (unaudited)-    5
             Six months ended September 30, 1997 and 1996

             Notes to Condensed Consolidated Financial Statements (unaudited) 6

Item  2.   Management's Discussion and Analysis of Financial Condition and    9
           Results of Operations


PART II.   OTHER INFORMATION

Item  1.   Legal Proceedings                                                 21

Item  2.   Changes in Securities                                             22

Item  3.   Defaults Upon Senior Securities                                   22

Item  4.   Submission of Matters to a Vote of Security Holders               22

Item  5.   Other Information                                                 22

Item  6.   Exhibits and Reports on Form 8-K                                  22


Signature                                                                    23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                            STATION CASINOS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)
                                    (unaudited)

                                                      September 30, March 31,
                                                          1997        1997
                                                       ---------    ----------
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........................   $   43,923  $   42,522
  Accounts and notes receivable, net................       12,487       7,852
  Inventories.......................................        4,360       3,473
  Prepaid gaming taxes..............................        6,657       4,291
  Prepaid expenses and other........................       14,920      11,231
                                                       ----------  ----------
     TOTAL CURRENT ASSETS...........................       82,347      69,369

Property and equipment, net.........................    1,138,825   1,069,052
Land held for development...........................       26,449      26,354
Other assets, net...................................       61,054      69,343
                                                       ----------  ----------
     TOTAL ASSETS...................................   $1,308,675  $1,234,118
                                                       ==========  ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.................   $   14,302  $   18,807
  Accounts payable..................................       16,383      21,106
  Accrued payroll and related.......................       16,015      13,460
  Construction contracts payable....................       19,931      94,835
  Accrued interest payable..........................       18,932      10,625
  Accrued expenses and other........................       31,000      26,433
                                                       ----------  ----------
     TOTAL CURRENT LIABILITIES......................      116,563     185,266

Long-term debt, less current portion................      885,692     742,156
Deferred income taxes, net..........................       16,919       7,848
                                                       ----------   ---------
     TOTAL LIABILITIES..............................    1,019,174     935,270
                                                       ----------   ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01; authorized
    5,000,000 shares; 2,070,000 convertible
    preferred shares issued and outstanding.........      103,500     103,500
  Common stock, par value $.01; authorized 90,000,000
    shares; 35,306,657 and 35,318,057 shares issued
    and outstanding.................................          353         353
  Additional paid-in capital........................      167,154     167,397
  Deferred compensation - restricted stock..........         (774)     (1,225)
  Retained earnings.................................       19,268      28,823
                                                       ----------  ----------
    TOTAL STOCKHOLDERS' EQUITY......................      289,501     298,848
                                                       ----------  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....    $1,308,675  $1,234,118
                                                       ==========  ==========

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                            STATION CASINOS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands, except per share data)
                                (unaudited)

                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                            1997      1996          1997        1996
                                                         --------   --------      --------   --------
OPERATING REVENUES:
   Casino............................................    $ 149,425  $ 107,412     $ 282,700  $ 212,072
   Food and beverage.................................       34,722     21,460        63,577     42,626
   Room..............................................        9,179      6,214        17,218     12,658
   Other.............................................       14,468     11,451        28,676     22,752
                                                         ---------  ---------     ---------  ---------
      Gross revenues.................................      207,794    146,537       392,171    290,108
   Less promotional allowances.......................      (13,697)    (8,503)      (24,558)   (16,634)
                                                         ---------  ---------     ---------  ---------
      Net revenues...................................      194,097    138,034       367,613    273,474
                                                         ---------  ---------     ---------  ---------
OPERATING COSTS AND EXPENSES:
   Casino............................................       73,301     47,964       137,592     93,278
   Food and beverage.................................       23,581     16,190        44,862     32,275
   Room..............................................        3,380      2,539         6,481      5,097
   Other.............................................        6,319      5,465        13,481     11,260
   Selling, general and administrative...............       43,240     27,084        81,896     55,606
   Corporate expenses................................        3,750      4,429         7,644      8,642
   Development expenses..............................            -        285           104        602
   Depreciation and amortization.....................       17,186     10,269        33,169     20,092
   Preopening expenses...............................            -         -         10,866          -
                                                         ---------  ---------     ---------  ---------
                                                           170,757    114,225       336,095    226,852
                                                         ---------  ---------     ---------  ---------
OPERATING INCOME.....................................       23,340     23,809        31,518     46,622
                                                         ---------  ---------     ---------  ---------
OTHER INCOME (EXPENSE):
   Interest expense, net.............................      (19,706)    (7,967)      (35,713)   (16,260)
   Other.............................................           21          5        (4,996)        66
                                                         ---------  ---------     ---------  ---------
                                                           (19,685)    (7,962)      (40,709)   (16,194)
                                                         ---------  ---------     ---------  ---------

INCOME (LOSS) BEFORE INCOME TAXES....................        3,655     15,847        (9,191)    30,428
Income tax (provision) benefit.......................       (1,298)    (5,729)        3,258    (10,851)
                                                          --------  ---------     ---------  ---------
NET INCOME (LOSS)....................................        2,357     10,118        (5,933)    19,577
PREFERRED STOCK DIVIDENDS............................       (1,811)    (1,811)       (3,622)    (3,622)
                                                          --------  ---------     ---------  ---------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK.........     $    546  $   8,307     $  (9,555) $  15,955
                                                          ========  =========     =========  =========

EARNINGS (LOSS) PER COMMON SHARE.....................     $   0.02  $    0.24     $   (0.27) $    0.45
                                                          ========  =========     =========  =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...........       35,307     35,318        35,310     35,314
                                                          ========  =========     =========  =========

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                             STATION CASINOS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                                        SIX MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       1997           1996
                                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................................   $   (5,933)   $   19,577
                                                                    ----------    ----------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization.................................       33,169        20,092
   Increase in deferred income taxes.............................        7,290         4,621
   Preopening expenses...........................................       10,866             -
   Changes in assets and liabilities:
     Increase in accounts and notes receivable, net..............       (4,635)       (1,392)
     Increase in inventories and prepaid expenses and other......       (5,161)       (3,377)
     (Decrease) increase in accounts payable.....................       (4,723)        6,481
     Increase in accrued expenses and other......................       13,896         3,006
   Other, net....................................................        9,875         3,169
                                                                    ----------    ----------
          Total adjustments......................................       60,577        32,600
                                                                    ----------    ----------
     Net cash provided by operating activities...................       54,644        52,177
                                                                    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..........................................     (100,029)     (218,436)
   (Decrease) increase in construction contracts payable.........      (74,904)       27,193
   Preopening expenses...........................................       (8,550)            -
   Other, net....................................................          525        (4,610)
                                                                    ----------    ----------
     Net cash used in investing activities.......................     (182,958)     (195,853)
                                                                    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Payments) borrowings under bank facility, net................      (63,000)       73,000
   Borrowings under Sunset loan agreement, net...................       57,000             -
   Proceeds from the issuance of notes payable...................       15,730             -
   Principal payments on notes payable...........................      (19,631)      (19,482)
   Proceeds from the issuance of senior subordinated notes, net..      144,287             -
   Proceeds from the issuance of preferred stock, net............            -        13,095
   Dividends paid................................................       (3,622)       (3,362)
   Other, net....................................................       (1,049)       (3,819)
                                                                    ----------    ----------
     Net cash provided by financing activities...................      129,715        59,432
                                                                    ----------    ----------
CASH AND CASH EQUIVALENTS:
   Increase (decrease) in cash and cash equivalents..............        1,401       (84,244)
   Balance, beginning of period..................................       42,522       114,868
                                                                    ----------    ----------
   Balance, end of period........................................   $   43,923    $   30,624
                                                                    ==========    ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest, net of amounts capitalized............   $   24,510    $   13,832
   Cash paid for income taxes....................................   $        -    $    4,450
   Property and equipment purchases financed by debt.............   $    3,532    $      361


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

      The accompanying condensed consolidated financial statements include the accounts of Station Casinos, Inc. and its wholly-owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), St. Charles Riverfront Station, Inc. ("Station Casino St. Charles"), Texas Station, Inc. ("Texas Station"), Kansas City Station Corporation ("Station Casino Kansas City"), Sunset Station, Inc. ("Sunset Station") and Southwest Gaming Services, Inc. Material intercompany accounts and transactions have been eliminated.

      The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended September 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

                        STATION CASINOS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

2.   LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):


                                                                           September 30,  March 31,
                                                                               1997         1997
                                                                            ----------   -----------
STATION CASINOS, INC. (EXCLUDING SUNSET STATION):
------------------------------------------------
Reducing revolving credit facility, secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Station
    Casino St. Charles and Station Casino Kansas City, $330 million limit at September 30, 1997, due September 2000, interest at a margin above the bank's prime rate or the Eurodollar Rate (7.87% at
    September 30, 1997).................................................   $  214,000     $  277,000
9 5/8% senior subordinated notes, payable interest only semi-annually, principal due June 1, 2003, net of unamortized discount of $6.4
    million at September 30, 1997.......................................      186,638        186,248
9 3/4% senior subordinated notes, payable interest only semi-annually, principal due April 15, 2007, net of unamortized discount of $5.5
    million at September 30, 1997.......................................      144,452              -
10 1/8% senior subordinated notes, payable interest only semi-annually, principal due March 15, 2006, net of unamortized discount of $1.1
    million at September 30, 1997.......................................      196,862        196,818
Notes payable to banks and others, collateralized by slot machines, furniture and equipment, monthly installments including interest
    ranging from 7.66% to 9.00% at September 30, 1997...................       32,717         27,564
Capital lease obligations, collateralized by furniture and equipment....        5,096          7,703
Other long-term debt....................................................       17,229         19,630
                                                                           ----------     ----------
               Sub-total................................................      796,994        714,963


SUNSET STATION, INC.:
---------------------
$110 million Sunset Station first mortgage construction/term loan agreement, secured by substantially all of the assets of Sunset Station, interest at a margin of 375 basis points above the Eurodollar Rate
    (9.52% at September 30, 1997), due September 2000...................      103,000         46,000
                                                                           ----------     ----------
               Total long-term debt.....................................      899,994        760,963
Current portion of long-term debt.......................................      (14,302)       (18,807)
                                                                           ----------     ----------
               Total long-term debt, less current portion...............   $  885,692     $  742,156
                                                                           ==========     ==========

      In April 1997, the Company completed an offering of $150 million of senior subordinated notes due in April 2007, that rank PARI PASSU
with  the  Company's  existing senior subordinated  notes.   The  $150
million senior subordinated notes have a coupon rate of 9 3/4% and were priced to yield 10.37% to maturity. The discount on the $150 million senior subordinated notes is recorded as a reduction to long-term
debt.   Proceeds  from  the offering were used  to  pay  down  amounts outstanding under the reducing revolving credit facility.

      In  June 1997, the Company obtained an amendment to the reducing
revolving  credit  facility  (the "Bank  Facility").   This  amendment
modified the covenant restricting the maximum consolidated funded debt to EBITDA ratio as follows: 5.75 to 1.00 for the fiscal quarter ended June 30, 1997, 5.85 to 1.00 for the fiscal quarter ended September 30, 1997, 5.75 to 1.00 for the fiscal quarters ending December 31,

                      STATION CASINOS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

2.   LONG-TERM DEBT (CONTINUED)

1997 and March 31, 1998, 5.00 to 1.00 for the fiscal quarter ending June 30, 1998, 4.75 to 1.00 for the fiscal quarter ending September 30, 1998, 4.50 to 1.00 for the fiscal quarter ending December 31, 1998,
4.25  to  1.00 for each fiscal quarter through June 30, 1999, 4.00  to
1.00 for the fiscal quarter ending September 30, 1999 and 3.75 to 1.00
thereafter.   As of September 30, 1997, the Company's funded  debt  to
EBITDA ratio was 5.74 to 1.00. In addition, in July 1997, the Company reduced the total amount available under the Bank Facility by $30
million.   As  a  result, no additional reductions are required  until
June 30, 1998, at which time the Bank Facility will reduce by $22.4 million each fiscal quarter through March 31, 2000.

3.   OTHER MATTERS

PREOPENING EXPENSES

      Prior to the opening of a facility, all operating expenses, including incremental salaries and wages, related thereto are capitalized as preopening expenses. The Company expenses preopening expenses upon the opening of the related facility. In June 1997, Sunset Station Hotel & Casino opened. During the six months ended September 30, 1997, $10.9 million of preopening expenses primarily related to Sunset Station were expensed.

EXPIRED OPTION PAYMENTS

      In June 1997, $5 million of certain expired option payments to lease or acquire land for future development, which had previously been capitalized, were expensed. Such amounts are included in other income/expense in the accompanying condensed consolidated statements of operations for the six months ended September 30, 1997.

EARNINGS PER SHARE

      The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997. This statement replaces primary earnings per share ("EPS") with basic
EPS.   No dilution for potentially dilutive securities is included  in
basic  EPS.   This statement also requires when applying the  treasury
stock method for diluted EPS to compute dilution for options and warrants, to use average share price for the period, rather than the more dilutive greater of the average share price or end-of-period share price. The Company will adopt SFAS No. 128 in its fiscal year 1998 annual financial statements. Management believes the adoption of SFAS No. 128 will have no impact on the Company's previously reported earnings per share.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (amounts in thousands)
                                    (unaudited)

1.    OVERVIEW

The following table highlights the results of operations for the Company and its subsidiaries:

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                       -----------------------      --------------------------
                                                          1997           1996          1997            1996
                                                       ---------     ----------     -----------     ----------
NEVADA OPERATIONS:
------------------
PALACE STATION
Net revenues........................................   $   30,500    $   34,180     $   63,390      $   68,500
Operating income....................................   $    6,218    $    8,292     $   13,988      $   16,185
EBITDA (1)..........................................   $    8,311    $   10,299     $   18,214      $   20,230

BOULDER STATION
Net revenues........................................   $   33,187    $   35,645     $   69,083      $   70,044
Operating income....................................   $    8,463    $    9,390     $   18,846      $   18,213
EBITDA (1)..........................................   $   11,453    $   12,053     $   24,742      $   23,467

TEXAS STATION
Net revenues........................................   $   21,516    $   20,016     $   42,657      $   39,804
Operating income....................................   $    2,302    $      536     $    4,656      $    1,848
EBITDA (1)..........................................   $    4,556    $    2,332     $    9,068      $    5,339

SUNSET STATION
Net revenues........................................   $   32,607    $        -     $   42,150      $        -
Operating income (loss).............................   $    5,450    $        -     $   (3,386)     $        -
EBITDAR (1).........................................   $    9,041    $        -     $   11,827      $        -
EBITDA (1)..........................................   $    7,011    $        -     $    9,276      $        -

TOTAL NEVADA OPERATIONS:
Net revenues........................................   $  117,810    $   89,841     $  217,280      $  178,348
Operating income....................................   $   22,433    $   18,218     $   34,104      $   36,246
EBITDA (1)..........................................   $   31,331    $   24,684     $   61,300      $   49,036

MISSOURI OPERATIONS:
--------------------
STATION CASINO ST. CHARLES
Net revenues........................................   $   29,796    $   41,292     $   61,150      $   80,817
Operating income....................................   $    3,212    $    9,690     $    6,590      $   18,230
EBITDA (1)..........................................   $    6,483    $   12,762     $   13,147      $   24,082

STATION CASINO KANSAS CITY
Net revenues........................................   $   39,715    $        -     $   74,994      $        -
Operating income (loss).............................   $      956    $        -     $   (2,314)     $        -
EBITDA (1)..........................................   $    5,358    $        -     $    6,518      $        -

TOTAL MISSOURI OPERATIONS:
Net revenues........................................   $   69,511    $   41,292     $  136,144      $   80,817
Operating income....................................   $    4,168    $    9,690     $    4,276      $   18,230
EBITDA (1)..........................................   $   11,841    $   12,762     $   19,665      $   24,082






                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (amounts in thousands)
                                    (unaudited)


1.    OVERVIEW (CONTINUED)



                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                       -----------------------      --------------------------
                                                          1997           1996          1997            1996
                                                       ---------     ----------     -----------     ----------
STATION CASINOS, INC. AND OTHER:
--------------------------------
Net revenues........................................   $    6,776    $    6,901     $   14,189      $   14,309
Operating loss......................................   $   (3,261)   $   (4,099)    $   (6,862)     $   (7,854)
EBITDA (1)..........................................   $   (2,646)   $   (3,368)    $   (5,412)     $   (6,404)


(1)     "EBITDA"  consists  of  operating  income  plus   depreciation  and
amortization, including preopening expenses. "EBITDAR" consists of operating income plus depreciation, amortization, preopening expenses and rent expense. EBITDA and EBITDAR should not be construed as alternatives to operating income as an indicator of the Company's operating performance, or as alternatives to cash provided by operating activities as a measure of liquidity. The Company has presented EBITDA and EBITDAR solely as supplemental disclosure because the Company believes that certain investors consider this information useful in the evaluation of the financial performance of companies with substantial depreciation and amortization, preopening expenses and rent expense.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.    RESULTS OF OPERATIONS
      THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996.

      Consolidated net revenues increased 40.6% to $194.1 million for the three months ended September 30, 1997, from $138.0 million in the prior year. The Company's Nevada Operations contributed $117.8 million of net revenues for the three months ended September 30, 1997, an increase of 31.1% over the prior year. This increase in net revenues is due primarily to the opening of Sunset Station in June 1997, as well as the continued improvement at Texas Station. These increases were offset by a decline of 10.8% in net revenues at Palace Station due to a lower table games hold percentage as compared to the prior year and competitive market conditions in the tour and travel segment of Palace Station's business which had a negative impact on casino revenues, as well as hotel room rates and occupancy. In addition, net revenues at Boulder Station declined 6.9% due primarily to the opening of Sunset Station. The Company's Missouri Operations contributed $69.5 million of net revenues for the three months ended September 30, 1997, an increase of 68.3% over the prior year. This increase in net revenues is due to Station Casino Kansas City which opened in January 1997, offset by a decline of 27.8% in net revenues at Station Casino St. Charles due to increased competition in the St. Louis market with the opening of a new hotel/casino in Maryland Heights in March 1997. For the six months ended September 30, 1997, consolidated net revenues increased 34.4% to $367.6 million, as compared to $273.5 million in the prior year. The Nevada Operations contributed $217.3 million of net revenues for the six months ended September 30, 1997, an increase of $38.9 million over the prior year. The Missouri Operations contributed $136.1 million of net revenues for the six months ended September 30, 1997, an increase of $55.3 million over the prior year. These net improvements are due to the factors noted above.

      Consolidated operating income decreased 2.0% to $23.3 million for the three months ended September 30, 1997, from $23.8 million in the
prior  year.    Operating  income  at  the Company's Nevada Operations
increased  23.1%   to  $22.4  million  for  the  three  months   ended
September  30, 1997, from $18.2 million in the prior year.   Operating
income at the Company's Missouri Operations declined 57.0% to $4.2 million for the three months ended September 30, 1997, from $9.7 million in the prior year. The decline in consolidated operating income, together with an increase in net interest expense of $11.7 million and a decrease in the income tax provision resulted in net income applicable to common stock of $0.5 million, or earnings per common share of $0.02 for the three months ended September 30, 1997. For the six months ended September 30, 1997, consolidated operating income decreased 32.4% to $31.5 million, from $46.6 million in the prior year. The Nevada Operations generated operating income of $34.1 million, a decrease of 5.9% compared to the prior year. Excluding a $10.9 million write-off of preopening expenses primarily related to the opening of Sunset Station, the Nevada Operations generated operating income of $45.0 million, an increase of 24.1% over the prior
year.   The  Missouri Operations generated operating  income  of  $4.3 million, a decrease of 76.5% due primarily to a decrease of $11.6 million at Station Casino St. Charles related to increased competition and an operating loss of $2.3 million at Station Casino Kansas City. The decline in consolidated operating income, an increase in net interest expense of $19.5 million, and the expiration of certain option payments to lease or acquire land for future development resulting in an expense of $5.0 million, resulted in a net loss applicable to common stock of $9.6 million, or a loss per common share of $0.27 for the six months ended September 30, 1997, compared to net income applicable to common stock of $16.0 million, or earnings per common share of $0.45 in the prior year.

      CASINO. Casino revenues increased 39.1% to $149.4 million for the three months ended September 30, 1997, from $107.4 million in the prior year. For the six months ended September 30, 1997, casino revenues increased 33.3% to $282.7 million, from $212.1 million in the prior year. These increases are due to the opening of Sunset Station in June 1997, the opening of Station Casino Kansas City in January 1997 and improvements at Texas Station, offset by decreases at Palace Station and Station Casino St. Charles due to the factors noted above.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.    RESULTS OF OPERATIONS (CONTINUED)

      Casino expenses increased 52.8% to $73.3 million for the three months ended September 30, 1997, from $48.0 million in the prior year. For the six months ended September 30, 1997, casino expenses increased 47.5% to $137.6 million, from $93.3 million in the prior year. These increases in casino expenses are consistent with the increase in casino revenues noted above. The casino net profit margin decreased to 50.9% for the three months ended September 30, 1997, from 55.3% in the prior year. The Company's Nevada Operations experienced a slight increase in net casino margin, while the Missouri Operations were negatively impacted in St. Charles due to the increased competition and Station Casino Kansas City which has a lower margin due to the start-up nature of its operations, and its late entry into the Kansas City market. In addition, the Missouri Operations have a lower margin than the Company's combined margin, due primarily to higher gaming tax rates in Missouri as compared to Nevada. For the six months ended
September 30, 1997, the casino net profit margin declined to 51.3% from 56.0% in the prior year for the same reasons as noted above.

      FOOD AND BEVERAGE. Food and beverage revenues increased 61.8% to $34.7 million for the three months ended September 30, 1997, from $21.5 million in the prior year. For the six months ended September 30, 1997, food and beverage revenues increased 49.2% to $63.6 million, from $42.6 million in the prior year. These increases are due to the opening of Station Casino Kansas City and Sunset Station as noted above.

      Food and beverage net profit margins improved to 32.1% for the three months ended September 30, 1997, from 24.6% in the prior year. For the six months ended September 30, 1997, food and beverage net profit margins improved to 29.4%, from 24.3% in the prior year. These increases in margin are due to improvement at the Company's Nevada Operations primarily as a result of continued focus on cost control.

      ROOM. Room revenues increased 47.7% to $9.2 million for the three months ended September 30, 1997, from $6.2 million in the prior year. For the six months ended September 30, 1997, room revenues increased 36.0% to $17.2 million, from $12.7 million in the prior year. These increases are due primarily to the opening of Station Casino Kansas City and Sunset Station which added 632 rooms for a total of 2,160 rooms company-wide. Room occupancy company-wide decreased to 95% from 97%, while the average daily room rate increased to $49 from $46 during the six months ended September 30, 1997.

      OTHER. Other revenues increased 26.3% to $14.5 million for the three months ended September 30, 1997, from $11.5 million in the prior year. For the six months ended September 30, 1997, other revenues increased 26.0% to $28.7 million from $22.8 million in the prior year. These increases are due primarily to the addition of Station Casino Kansas City and Sunset Station. Revenues from the Company's slot route business increased 20.5% to $5.8 million and 19.3% to $12.1 million for the three and six months ended September 30, 1997, respectively.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") increased 59.7% to $43.2 million for the three months ended September 30, 1997, from $27.1 million in the prior year. For the six months ended September 30, 1997, SG&A increased 47.3% to $81.9 million, from $55.6 million in the prior year. These increases are due to the addition of Station Casino Kansas City and Sunset Station. SG&A as a percentage of net revenues increased to 22.3% for the three months ended September 30, 1997, from 19.6% in the prior year. For the six months ended September 30, 1997, SG&A as a percentage of net revenues increased to 22.3% from 20.3% in the prior year. These increases are due primarily to the new operations at Sunset Station and Kansas City Station which, as new properties, tend to have a higher percentage of SG&A to net revenues.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.    RESULTS OF OPERATIONS (CONTINUED)

      CORPORATE EXPENSES. Corporate expenses decreased 15.3% to $3.8 million for the three months ended September 30, 1997, from $4.4 million in the prior year. For the six months ended September 30, 1997, corporate expenses decreased 11.5% to $7.6 million, from $8.6 million in the prior year. Corporate expenses declined to 1.9% of net revenues for the three months ended September 30, 1997, from 3.2% in the prior year. For the six months ended September 30, 1997, corporate expenses declined to 2.1% of net revenues from 3.2% in the prior year.

      DEVELOPMENT EXPENSES. Development expenses continue to decrease. Such costs are incurred by the Company in its efforts to identify and pursue potential gaming opportunities in selected jurisdictions,
including  those in which gaming has not been approved.   The  Company
expenses development costs including lobbying, legal and consulting until such time as the jurisdiction has approved gaming and the Company has identified a specific site. Costs incurred subsequent to these criteria being met are capitalized.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 67.4% to $17.2 million for the three months ended September 30, 1997, from $10.3 million in the prior year. For the six months ended September 30, 1997, depreciation and amortization increased 65.1% to $33.2 million, from $20.1 million in the prior year. These increases are due primarily to the addition of Station Casino Kansas City and Sunset Station.

      PREOPENING EXPENSES. The Company capitalizes preopening expenses associated with its construction projects, including Sunset Station which opened June 10, 1997. These amounts are expensed upon the opening of the related project. During the six months ended September 30, 1997, the Company expensed preopening expenses of $10.9 million related primarily to Sunset Station.

      INTEREST EXPENSE, NET. Interest costs incurred (expensed and capitalized) increased 77.3% to $23.3 million for the three months ended September 30, 1997. This increase is primarily attributable to added interest costs associated with the 9 3/4% senior subordinated
notes  issued  by  the  Company in April 1997, borrowings   under  the
Sunset Station loan agreement and borrowings under the reducing revolving credit facility.

3.    LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended September 30, 1997, the Company's sources of capital included net proceeds of $144.3 million from the issuance of 9 3/4% senior subordinated notes, which were used to re-pay amounts outstanding under the Company's reducing revolving bank credit facility, cash flows from operating activities of $54.6 million, and borrowings under the Sunset Loan Agreement (as defined herein) of
$57.0  million.   At  September 30, 1997, the  Company  had  available
borrowings  of   $116.0  million under its reducing  revolving  credit
facility, subject to covenant restrictions, $7.0 million under the Sunset Loan Agreement and $43.9 million in cash and cash equivalents.

      During the six months ended September 30, 1997, total capital expenditures were approximately $103.6 million, of which approximately
(i) $40.7 million was associated with the development and construction of Sunset Station, (ii) $23.9 million was associated with the development and construction of the expansion project at Station Casino St. Charles, (iii) $7.0 million was associated with the acquisition of land adjacent to Boulder Station, and (iv) $32.0 million was associated with various other projects, maintenance capital expenditures and net construction period interest.

      The Company's primary requirements during the remainder of fiscal year 1998 are expected to include (i) the payment of construction contracts payable of approximately $19.9 million as of September

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

30,  1997, (ii) maintenance capital expenditures,  (iii) principal and
interest   payments  on  indebtedness,  (iv)  dividend   payments   on
convertible preferred stock, and  (v) general corporate purposes.

       In addition, the Company has commenced construction of an expansion project at Station Casino St. Charles (the "St. Charles Expansion Project"). In connection with this expansion project, the Company has constructed a man-made backwater basin that contains two new gaming vessels, which upon completion will be similar to the gaming vessels at Station Casino Kansas City. The project also includes a transition deck to provide direct access from the 4,000-space parking garage into the new casino facilities. This project is expected to cost approximately $190 million (excluding construction period interest and preopening expenses), of which $123.5 million had been incurred at September 30, 1997. As of September 30, 1997, construction on the project has slowed and management does not expect that any major construction on the project will resume before the end of fiscal year 1998. The scope and timing of this expansion project depend on several factors, including, but not limited to, the Company's ability to draw under its reducing revolving bank credit facility as restricted by the maximum funded debt to EBITDA (as adjusted for preopening expenses) ratio described herein. In addition, the Company had entered into a non-binding letter of intent with the Gordon Group Holdings, Ltd. (the "Gordon Group") to develop a substantial portion of the new retail and entertainment complex portion of the St. Charles Expansion Project. The letter of intent is subject to various termination provisions and a 90-day due diligence period which the parties have continued to conduct beyond the original June 19, 1997 due diligence expiration date. The Company anticipates that an additional $50 million to $70 million of financing will be required by the Gordon Group for the development of a uniquely styled shopping and entertainment area, including a variety of specialty retail stores, restaurants and entertainment attractions. If the
Gordon Group fails to proceed with development of the retail and entertainment complex, the Company plans to complete a smaller-scale build-out of the retail and entertainment complex for an estimated cost of $16 million (net of construction period interest and preopening expenses). No assurances can be given that the Company and the Gordon Group will enter into a definitive development agreement with respect to the project, that the Gordon Group will be able to obtain the necessary financing or that the Gordon Group will be able to develop and operate the project successfully.

      The Company believes that cash flows from operations, borrowings under the reducing revolving bank credit facility, the Sunset Loan
Agreement, vendor and lease financing of equipment and existing cash balances will be adequate to satisfy the Company's anticipated uses of
capital  during  the remainder of fiscal year 1998.     The  Company's
ability to finance the St. Charles Expansion Project, however, will depend on the maximum funded debt to EBITDA ratio which limits available borrowings under the Company's reducing revolving credit
facility or on obtaining other  sources  of capital.     The  Company,
however, continually is evaluating its financing needs. If more attractive financing alternatives become available to the Company,
the Company may amend its financing  plans  assuming   such  financing
would be permitted under its existing debt agreements (see "Description
of  Certain  Indebtedness   and  Capital  Stock") and other applicable
agreements.

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

BANK FACILITY

      The Company's secured, Amended and Restated Reducing Revolving Loan Agreement, dated as of March 19, 1996, as amended on June 27, 1997 (the "Bank Facility"), is a reducing revolving credit facility which provides for borrowings up to an aggregate principal amount of $330 million as of September 30, 1997. The Bank Facility is secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Station Casino Kansas City and Station Casino St. Charles (collectively, the "Borrowers"). The Company and Southwest Gaming Services, Inc. guarantee the borrowings under

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

the Bank Facility (collectively the "Guarantors"). The Bank Facility matures on September 30, 2000. In July 1997, the Company reduced the total amount available under the Bank Facility by $30 million. As a result, no additional reductions are required until June 30, 1998 at which time the Bank Facility will reduce by $22.4 million each fiscal quarter through March 31, 2000. Borrowings under the Bank Facility bear interest at a margin above the bank's prime rate or the Eurodollar Rate, as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Bank Facility, will vary quarterly based on the combined Borrowers' and the Company's consolidated (exclusive of Sunset Station) ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") adjusted for preopening expenses. As of September 30, 1997, the Company's margin above the Eurodollar Rate on borrowings under the Bank Facility was 2.25%. Such margin will increase to 2.75% if the maximum funded debt to EBITDA (adjusted for preopening expenses) ratio is reached.

      The Bank Facility contains certain financial and other covenants. These include a maximum funded debt to EBITDA (adjusted for preopening expenses) ratio for the Borrowers combined of 3.00 to 1.00 for each fiscal quarter through September 30, 1997, 2.75 to 1.00 for each fiscal quarter through June 30, 1998, and 2.50 to 1.00 for each fiscal quarter thereafter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.35 to 1.00 for the periods March 31, 1996 through June 30, 1998, and 1.50 to 1.00 for periods thereafter, a limitation on indebtedness, and limitations on capital expenditures. As of September 30, 1997, the Borrowers funded debt to EBITDA ratio was 1.95 to 1.00 and the fixed charge coverage ratio for the proceeding four quarters ended September 30, 1997 was 1.57 to 1.00. A tranche of the Bank Facility contains a minimum tangible net worth requirement for Palace Station ($10 million plus 95% of net income determined as of the end of each fiscal quarter with no reduction for net losses) and certain restrictions on distributions of cash from Palace Station to the Company. As of September 30, 1997, Palace Station's tangible net worth exceeded the
requirement  by  approximately $7.7 million.   These  covenants  limit
Palace   Station's  ability  to  make  payments  to  the  Company,   a
significant source of anticipated cash for the Company.

      In addition, the Bank Facility has financial covenants relating to the Company. These include prohibitions on dividends on, or redemptions of, the Company's common stock, restrictions on repayment of any subordinated debt, limitations on indebtedness beyond existing indebtedness, the Company's senior subordinated notes and other specified indebtedness, minimum consolidated tangible net worth requirements (adjusted upwards for post October 1, 1995 preopening expenses, not to exceed $18 million and for potential losses on disposed or discontinued assets, not to exceed $30 million), for the Company of $165 million plus 95% of post October 1, 1995 net income (not reduced by net losses) and 100% of net equity offering proceeds, and limitations on capital expenditures and investments. As of September 30, 1997, the Company's consolidated net worth exceeded the requirement by approximately $18.2 million. In March and June 1997, the Company obtained certain amendments to the Bank Facility in order to enhance its borrowing capacity under its Bank Facility. As amended, the Bank Facility includes a maximum funded debt to EBITDA (adjusted for preopening expenses) ratio, including annualized EBITDA (adjusted for preopening expenses) for any new venture, as defined, open less than a year, for the Company on a consolidated basis of
5.75 to 1.00 for the fiscal quarter ended June 30, 1997, 5.85 to 1.00 for the fiscal quarter ended September 30, 1997, 5.75 to 1.00 for each fiscal quarter through March 31, 1998, 5.00 to 1.00 for the fiscal quarter ending June 30, 1998, 4.75 to 1.00 for the fiscal quarter ending September 30, 1998, 4.50 to 1.00 for the fiscal quarter ending December 31, 1998, 4.25 to 1.00 for each fiscal quarter through June 30, 1999, 4.00 to 1.00 for the fiscal quarter ending September 30, 1999 and 3.75 to 1.00 thereafter. As of September 30, 1997, the Company's funded debt to EBITDA ratio was 5.74 to 1.00. Such consolidated calculations for the Company do not include Sunset Station. In addition, the Bank Facility prohibits the Company from holding cash and cash equivalents in excess of the sum of the amounts necessary to make the next scheduled interest or dividend payments on the Company's senior subordinated notes and preferred stock, the amounts

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.    LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

necessary to fund casino bankroll in the ordinary course of business and $2.0 million. The Guarantors waive certain defenses and rights including rights of subrogation and reimbursement. The Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and the Change of Control Triggering Event as defined in the indentures governing the senior subordinated notes.

      The Company has obtained an amendment to the Bank Facility that will permit the Company to form a wholly-owned limited partnership to enter into a financing transaction to lease the two new gaming vessels under construction at Station Casinos St. Charles pursuant to an operating lease.

SENIOR SUBORDINATED NOTES

      The  Company has $528.0 million, net of unamortized discount  of
$13.0  million,  of  senior  subordinated  notes  outstanding  as   of
September 30, 1997, $186.6 million of these notes bear interest, payable semi-annually, at a rate of 9 5/8% per year, $196.9 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year and $144.5 million of the notes bear interest, payable semi-annually, at a rate of 9 3/4% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants which prohibit the Company and
its   subsidiaries  from  incurring  indebtedness  (including  capital leases) other than (a) non-recourse debt for certain specified subsidiaries, (b) certain equipment financings, (c) the Notes, (d) up to $15 million of additional indebtedness, (e) additional indebtedness if, after giving effect thereto, a 2.00 to 1.00 pro forma Consolidated Coverage Ratio (as defined) has been met, (f) Permitted Refinancing Indebtedness (as defined), (g) borrowings of up to $72 million under the Bank Facility (the Line A Commitment), of which no amounts were
outstanding   as  of  September  30,  1997  and  (h)   certain   other
indebtedness.   At  September  30, 1997,  the  Company's  Consolidated
Coverage Ratio was 2.17 to 1.00. Management estimates that for the quarter ended December 31, 1997, the Company's Consolidated Coverage Ratio may fall below the 2.00 to 1.00 threshold which will prohibit the Company from incurring any additional indebtedness, except as noted above, specifically the $72 million noted in (g). In addition, the Indentures prohibit the Company from paying dividends on any of its capital stock unless at the time of and after giving effect to such dividends, among other things, the aggregate amount of all Restricted Payments and Restricted Investments (as defined in the Indentures, and which include any dividends on any capital stock of the Company) do not exceed the sum of (i) 50% of Cumulative Consolidated Net Income (as defined) of the Company (less 100% of any consolidated net losses), (ii) certain net proceeds from the sale of equity securities
of  the  Company,  and  (iii)  $15  million.   The limitation  on  the
incurrence of additional indebtedness and dividend restrictions in the Indentures may significantly affect the Company's ability to pay
dividends   on   its   capital  stock.   The  Indentures also give the
holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.    LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

      The Sunset Loan Agreement includes a first mortgage term note in the amount of $110 million (the "Sunset Note") which is non-recourse to the Company, except as to certain construction matters pursuant to a completion guarantee dated as of September 25, 1996, executed by the Company on behalf of Sunset Station, and except that the Company has pledged all of the stock of Sunset Station as security for the Sunset Loan Agreement. As of September 30, 1997, Sunset Station had borrowed $103 million under the Sunset Note. The Sunset Note is to reduce $1.8 million for each fiscal quarter ending March 1998 through December 1998, $2.3 million for each fiscal quarter ending March 1999 through December 1999, and $2.0 million for the fiscal quarters ending March 2000 and June 2000 and matures in September 2000. In addition, the Sunset Note is subject to prepayment subsequent to July 1998 by an amount equal to a specified percentage of Excess Cash Flow (as defined). The Sunset Note carries an interest rate of 375 basis points over the Eurodollar Rate (as defined in the Sunset Loan Agreement). The Sunset Note is secured by substantially all of the assets of Sunset Station, including a deed of trust with respect to the real property on which Sunset Station is situated, a portion of which is subject to a lease from the Company to Sunset Station, and the remainder of which property is owned by Sunset Station, and a security agreement as to all tangible and intangible personal property including Sunset Station's rights under an operating lease for certain furniture, fixtures and equipment.

      The Sunset Loan Agreement contains certain customary financial and other covenants (related exclusively to Sunset Station) including a minimum fixed charge coverage ratio as of the last day of any full quarter after the opening of Sunset Station of not less than 1.10 to 1.00, a maximum senior funded debt to EBITDA (adjusted for certain cash contributions or advances by the Company) ratio after opening of
4.50 to 1.00 for the first full quarter reducing by 0.25 on certain quarters thereafter to 3.25 to 1.00 for the tenth quarter and each quarter thereafter, and a minimum net worth as of any quarter end after opening of not less then $52 million plus 80% of net income (not reduced by net losses), plus 100% of certain additional equity contributions by the Company and Supplemental Loans (as defined). As of September 30, 1997, Sunset Station's fixed charge coverage ratio was 4.55 to 1.00 and the funded debt to EBITDA ratio was 3.50 to 1.00. As of September 30, 1997, Sunset Station's net worth exceed the minimum requirement by approximately $8 million. In addition, the agreement places restrictions on indebtedness and guarantees, dividends, stock redemptions, mergers, acquisitions, sale of assets or sale of stock in subsidiaries and limitations on capital expenditures.

      In addition, the Company has provided a funding commitment to Sunset Station of up to an additional $25 million pursuant to a supplemental loan agreement (the "Supplemental Loan Agreement"). The Sunset Loan Agreement requires Sunset Station to draw amounts under the Supplemental Loan Agreement in the event of the failure of certain financial covenants under the Sunset Loan Agreement. Loans under this funding commitment may be drawn down beginning on the last day of the first full calendar quarter ending after Sunset Station opens for business in the amount of up to $10 million during the first year after such date, up to $10 million during the second year after such date and up to $5 million during the third year after such date. The Supplemental Loan Agreement also provides for an additional, separate funding commitment up to $40 million in connection with a purchase option for certain furniture, fixtures and equipment currently financed under the Sunset Operating Lease (as defined herein). Sunset Station will pay interest at a rate per annum equal to the three month Eurodollar Rate, the interest being payable solely in the form of commensurate additions to the principal of the Supplemental Loans. The Supplemental Loan Agreement expires in September 2001. The funding commitments under the Supplemental Loan Agreement are subject to limitations imposed by the Indentures and the Bank Facility.

      In order to manage the interest rate risk associated with the Sunset Note, Sunset Station entered into an interest rate swap agreement with Bank of America NT&SA. This agreement swaps the variable rate interest pursuant to the Sunset Note to a fixed rate of 9.58% on $100 million notional amount at September 1997 and then decreases to $95 million at June 1998. The agreement expires in December

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.    LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

1998. The difference paid or received pursuant to the swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the Sunset Note. Sunset Station is exposed to credit risk in the event of non-performance by the counterparty to the agreement. The Company believes the risk of non-performance by the counterparty is minimal.

      The Company has also entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of $40 million, dated as of September 25, 1996 (the "Sunset Operating Lease") between the Company and First Security Trust Company of Nevada. The Sunset Operating Lease expires in October 2000 and carries a lease rate of 225 basis points above the Eurodollar Rate. As of September 30, 1997, $35.7 million of this facility had been drawn and no further draws pursuant to the lease will be made. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with financial terms substantially similar to the Sunset Operating Lease. In the event that Sunset Station elects to purchase the Equipment, the Company has provided a funding commitment up to the amount necessary for such purchase pursuant to the Supplemental Loan Agreement (subject to the limitations on funding contained in the Supplemental Loan Agreement).

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

COMMON STOCK

     The Company is authorized to issue up to 90,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 35,306,657 shares of which were issued and outstanding as of September 30, 1997. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

RIGHTS PLAN

      On October 6, 1997, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was paid on October 21, 1997. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share ("Preferred Shares") of the Company at a price of $40.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable until the earlier of 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Stock ("Acquiring Person") or 10 business days (or such later date as may be determined by

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the
outstanding  Common  Stock.    The  Rights  will  expire on October 21,
2007.    Acquiring   Persons   do   not  have  the  same   rights   to
receive Common Stock as other holders upon exercise of the Rights. Because of the nature of the Preferred Shares' dividend, liquidation and voting rights, the value of one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, the proper provisions will be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter become void), will thereafter have the rights to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon exercise thereof, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value
of  two  times  the  exercise  price of the  Right.   Because  of  the
characteristics of the Rights in connection with a person or group of affiliated or associated persons becoming an Acquiring Person, the Rights may have the effect of making an acquisition of the Company more difficult and may discourage such an acquisition.

PREFERRED STOCK

      The Company is authorized to issue up to 5,000,000 shares of its preferred stock, $0.01 par value per share (the "Preferred Stock"). As of September 30, 1997, 2,070,000 shares of $3.50 Convertible Preferred Stock (the "Convertible Preferred Stock") has been issued and are outstanding. The Board of Directors, without further action by the holders of Common Stock or the Convertible Preferred Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock or the Convertible Preferred Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

CONVERTIBLE PREFERRED STOCK

      Each of the Convertible Preferred Stock shares outstanding, have a liquidation preference of $50.00 per share plus an amount equal to any accumulated and unpaid dividends at the annual rate of $3.50 per share, or 7.0% of such liquidation preference. Such dividends accrue and are cumulative from the date of issuance and are payable quarterly. The Convertible Preferred Stock is convertible at the option of the holder thereof at any time, unless previously redeemed, into shares of Common Stock at an initial conversion rate of 3.2573 shares of Common Stock for each share of Convertible Preferred Stock, subject to adjustment in certain circumstances. The Company may reduce the conversion price of the Convertible Preferred Stock by any amount for any period of at least 20 days, so long as the decrease is irrevocable during such period. The Convertible Preferred Stock is redeemable, at the option of the Company, in whole or in part, for shares of Common Stock, at any time after March 15, 1999, initially at a price of $52.45 per share of Convertible Preferred Stock, and thereafter at prices decreasing annually

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

to $50.00 per share of Convertible Preferred Stock on and after March 15, 2006, plus accrued and unpaid dividends. The Common Stock to be issued is determined by dividing the redemption price by the lower of the average daily closing price for the Company's Common Stock for the preceding 20 trading days or the closing price of the Company's Common Stock on the first business day preceding the date of the redemption notice. Any fractional shares would be paid in cash. There is no mandatory sinking fund obligation with respect to the Convertible Preferred Stock. The holders of the Convertible Preferred Stock do not have any voting rights, except as required by applicable law and except that, among other things, whenever accrued and unpaid dividends on the Convertible Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Convertible Preferred Stock, the holders of the Convertible Preferred Stock, voting separately as a class with the holders of any other series of parity stock upon which like voting rights have been conferred and are exercisable, will be entitled to elect two directors to the Board of Directors until dividend arrearage has been paid or amounts have been set apart for such payment. The Convertible Preferred Stock is senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding-up.

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

      A suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et. al, as class representative, on April 26, 1994, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. On May 10, 1994, a lawsuit alleging substantially identical claims was
filed   by  another  plaintiff,  William  Ahearn,  et.  al,  as  class representative,  in the United States District Court, Middle  District
of   Florida,  against  48  manufacturers,  distributors  and   casino
operators  of video poker and electronic slot machines, including  the
Company  and  most  of  the other major hotel-casino  companies.   The
lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to
win.   The  two lawsuits have been consolidated into a single  action, and have been transferred to the United States District Court, for the
State   of  Nevada.    On  September  26,  1995,  a  lawsuit  alleging
substantially identical claims was filed by plaintiff, Larry Schreier, et. al, as class representative, in the United States District court for the District of Nevada, naming 45 manufacturers, distributors, and
casino   operators  of  video  poker  and  electronic  slot  machines,
including  the  Company.  Motions to dismiss  the  Poulos/Ahearn   and
Schreier cases were filed by Defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave
to  file  amended Complaints on or before May 31, 1996.   On  May  31,
1996, an amended Complaint was filed, naming William H. Poulos, et. al, as plaintiff. Defendants filed a motion to dismiss on August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to dismiss the Amended Complaint. In December 1996, the Court consolidated the Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants' Motions to Dismiss
the Amended Complaints.  The plaintiffs filed a Consolidated   Amended
Complaint on February 13, 1997. The Defendants have filed motions to dismiss, substantially identical to those filed in the earlier separate actions. On November 3, 1997, the court held hearings on the motions to dismiss. The court took the motions under advisement and indicated that a ruling would be forthcoming within 30 days. Management believes that the claims are wholly without merit and does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.


      A suit seeking status as a class action lawsuit was filed by plaintiff Nicole Anderson, et. al, as class representative, on September 24, 1997, in the Eastern District of Missouri, Eastern Division. The lawsuit alleges certain racially based discriminatory action at Station Casino St. Charles. The Company has not yet responded to the complaint. The Company does not believe the suit has merit and intends to defend itself vigorously in this suit.

ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held July 28, 1997. At the meeting R. Hal Dean and Lowell M. Lebermann, Jr., were re-elected to the Board of Directors to serve for a term of three years until the 2000 Annual Meeting of Stockholders. The result of the stockholder vote for each nominee was as follows:


                                                In Favor        Withheld
                                                ---------       --------
                R. Hal Dean                     32,878,524      272,407
                Lowell M. Lebermann, Jr.        32,878,477      272,454

         The stockholders also ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the 1998 fiscal year with 32,942,136 shares in favor, 110,998 shares opposed and 97,797 shares abstained.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits -

         Exhibit
         Number
         -------

         27   Financial Data Schedule

         (b) Reports on Form 8-K - On August 7, 1997, the Company filed a current report on Form 8-K dated July 30, 1997. The Company reported under Item 5 the results of its operations for the first quarter of fiscal year 1998.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Station Casinos, Inc.,
                              Registrant



DATE: November 12, 1997       /s/ Glenn C. Christenson
                              -----------------------------
                              Glenn C. Christenson,
                              Executive Vice President,
                              Chief Financial Officer and
                              Chief Administrative Officer
                              (Principal Accounting Officer)