Form 10-Q
period 1997-12-31
STATION CASINOS INC
filed 1998-02-13
CIK 898660

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                                 FORM 10-Q
[X]
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

           Class                               Outstanding at January 31, 1998
----------------------------                   -------------------------------
Common stock, $.01 par value                               35,306,657

                            STATION CASINOS, INC.
                                   INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
             Condensed Consolidated Balance Sheets (unaudited)-               3
             December 31, 1997 and March 31, 1997

             Condensed Consolidated Statements of Operations (unaudited)-     4
             Three and Nine months ended December 31, 1997 and 1996

             Condensed Consolidated Statements of Cash  Flows (unaudited)-    5
             Nine months ended December 31, 1997 and 1996

             Notes to Condensed Consolidated Financial Statements (unaudited) 6

Item  2.   Management's Discussion and Analysis of Financial Condition and   10
           Results of Operations


PART II.   OTHER INFORMATION

Item  1.   Legal Proceedings                                                 22

Item  2.   Changes in Securities                                             24

Item  3.   Defaults Upon Senior Securities                                   24

Item  4.   Submission of Matters to a Vote of Security Holders               24

Item  5.   Other Information                                                 24

Item  6.   Exhibits and Reports on Form 8-K                                  24


Signature                                                                    25

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                            STATION CASINOS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)
                                    (unaudited)

                                                      December 31,  March 31,
                                                          1997        1997
                                                       ---------    ----------
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........................   $   53,662  $   42,522
  Accounts and notes receivable, net................       16,455       7,852
  Inventories.......................................        4,825       3,473
  Prepaid gaming taxes..............................        7,022       4,291
  Prepaid expenses and other........................       14,618      11,231
                                                       ----------  ----------
     TOTAL CURRENT ASSETS...........................       96,582      69,369

Property and equipment, net.........................    1,141,268   1,069,052
Land held for development...........................       27,114      26,354
Other assets, net...................................       59,432      69,343
                                                       ----------  ----------
     TOTAL ASSETS...................................   $1,324,396  $1,234,118
                                                       ==========  ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.................   $   14,955  $   18,807
  Accounts payable..................................       15,762      21,106
  Accrued payroll and related.......................       19,243      13,460
  Construction contracts payable....................       12,543      94,835
  Accrued interest payable..........................       13,970      10,625
  Accrued expenses and other........................       39,102      26,433
                                                       ----------  ----------
     TOTAL CURRENT LIABILITIES......................      115,575     185,266

Long-term debt, less current portion................      904,609     742,156
Deferred income taxes, net..........................       12,975       7,848
                                                       ----------   ---------
     TOTAL LIABILITIES..............................    1,033,159     935,270
                                                       ----------   ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01; authorized
    5,000,000 shares; 2,070,000 convertible
    preferred shares issued and outstanding.........      103,500     103,500
  Common stock, par value $.01; authorized 90,000,000
    shares; 35,306,657 and 35,318,057 shares issued
    and outstanding.................................          353         353
  Additional paid-in capital........................      167,155     167,397
  Deferred compensation - restricted stock..........         (652)     (1,225)
  Retained earnings.................................       20,881      28,823
                                                       ----------  ----------
    TOTAL STOCKHOLDERS' EQUITY......................      291,237     298,848
                                                       ----------  ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....    $1,324,396  $1,234,118
                                                       ==========  ==========

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                            STATION CASINOS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands, except per share data)
                                (unaudited)

                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            DECEMBER 31,             DECEMBER 31,
                                                            1997      1996          1997        1996
                                                         --------   --------      --------   --------
OPERATING REVENUES:
   Casino............................................    $ 154,172  $ 102,002     $ 436,872  $ 314,074
   Food and beverage.................................       34,282     20,954        97,859     63,580
   Room..............................................       10,474      7,053        27,692     19,711
   Other.............................................       12,557     12,440        41,233     35,192
                                                         ---------  ---------     ---------  ---------
      Gross revenues.................................      211,485    142,449       603,656    432,557
   Less promotional allowances.......................      (14,289)    (8,682)      (38,847)   (25,316)
                                                         ---------  ---------     ---------  ---------
      Net revenues...................................      197,196    133,767       564,809    407,241
                                                         ---------  ---------     ---------  ---------
OPERATING COSTS AND EXPENSES:
   Casino............................................       73,910     45,976       211,502    139,254
   Food and beverage.................................       22,764     15,499        67,626     47,774
   Room..............................................        3,520      2,328        10,001      7,425
   Other.............................................        5,744      5,659        19,225     16,919
   Selling, general and administrative...............       45,523     26,781       127,419     82,387
   Corporate expenses................................        3,524      4,735        11,168     13,377
   Development expenses..............................            -        377           104        979
   Depreciation and amortization.....................       17,227     10,876        50,396     30,968
   Preopening expenses...............................            -         -         10,866          -
                                                         ---------  ---------     ---------  ---------
                                                           172,212    112,231       508,307    339,083
                                                         ---------  ---------     ---------  ---------
OPERATING INCOME.....................................       24,984     21,536        56,502     68,158
                                                         ---------  ---------     ---------  ---------
OTHER INCOME (EXPENSE):
   Interest expense, net.............................      (19,884)    (7,631)      (55,597)   (23,891)
   Other.............................................          199       (116)       (4,797)       (50)
                                                         ---------  ---------     ---------  ---------
                                                           (19,685)    (7,747)      (60,394)   (23,941)
                                                         ---------  ---------     ---------  ---------

INCOME (LOSS) BEFORE INCOME TAXES....................        5,299     13,789        (3,892)    44,217
Income tax (provision) benefit.......................       (1,874)    (5,033)        1,384    (15,884)
                                                          --------  ---------     ---------  ---------
NET INCOME (LOSS)....................................        3,425      8,756        (2,508)    28,333
PREFERRED STOCK DIVIDENDS............................       (1,812)    (1,812)       (5,434)    (5,434)
                                                          --------  ---------     ---------  ---------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK.........     $  1,613  $   6,944     $  (7,942) $  22,899
                                                          ========  =========     =========  =========

EARNINGS (LOSS) PER COMMON SHARE.....................     $   0.05  $    0.20     $   (0.22) $    0.65
                                                          ========  =========     =========  =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...........       35,307     35,318        35,309     35,315
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

                             STATION CASINOS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                                       NINE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                       1997           1996
                                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ................................................   $   (2,508)   $   28,333
                                                                    ----------    ----------
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization.................................       50,396        30,968
   Increase in deferred income taxes.............................        3,089         7,772
   Preopening expenses...........................................       10,866             -
   Changes in assets and liabilities:
     Increase in accounts and notes receivable, net..............       (8,603)       (6,586)
     Increase in inventories and prepaid expenses and other......       (5,432)       (3,532)
     (Decrease) increase in accounts payable.....................       (5,344)        4,007
     Increase in accrued expenses and other......................       20,265         7,384
   Other, net....................................................       10,597         5,196
                                                                    ----------    ----------
          Total adjustments......................................       75,834        45,209
                                                                    ----------    ----------
     Net cash provided by operating activities...................       73,326        73,542
                                                                    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..........................................     (121,824)     (373,496)
   (Decrease) increase in construction contracts payable.........      (82,292)       56,882
   Preopening expenses...........................................       (8,516)            -
   Other, net....................................................        3,523       (22,659)
                                                                    ----------    ----------
     Net cash used in investing activities.......................     (209,109)     (339,273)
                                                                    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Payments) borrowings under bank facility, net................      (47,000)      183,500
   Borrowings under Sunset loan agreement........................       64,000        22,500
   Proceeds from the issuance of notes payable...................       16,250         2,250
   Principal payments on notes payable...........................      (23,381)      (25,147)
   Proceeds from the issuance of senior subordinated notes, net..      144,287             -
   Proceeds from the issuance of preferred stock, net............            -        13,095
   Dividends paid................................................       (5,434)       (5,174)
   Other, net....................................................       (1,799)       (4,735)
                                                                    ----------    ----------
     Net cash provided by financing activities...................      146,923       186,289
                                                                    ----------    ----------
CASH AND CASH EQUIVALENTS:
   Increase (decrease) in cash and cash equivalents..............       11,140       (79,442)
   Balance, beginning of period..................................       42,522       114,868
                                                                    ----------    ----------
   Balance, end of period........................................   $   53,662    $   35,426
                                                                    ==========    ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest, net of amounts capitalized............   $   47,121    $   18,287
   Cash paid for income taxes....................................   $       92    $    5,950
   Property and equipment purchases financed by debt.............   $    3,532    $      361


               The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                    STATION CASINOS, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

1.   BASIS OF PRESENTATION

     Station Casinos, Inc. (the "Company"), a Nevada Corporation, is an established multi-jurisdicitional gaming enterprise that currently owns and operates four casino properties in Las Vegas, Nevada, a gaming and entertainment complex in St. Charles, Missouri and a gaming and entertainment complex in Kansas City, Missouri. The Company also owns and provides slot route management services in Southern Nevada.

     The accompanying condensed consolidated financial statements include the accounts of Station Casinos, Inc. and its wholly-owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), St. Charles Riverfront Station, Inc. ("Station Casino St. Charles"), Texas Station, Inc. ("Texas Station"), Kansas City Station Corporation ("Station Casino Kansas City"), opened January 16, 1997, Sunset Station, Inc. ("Sunset Station"), opened June 10, 1997 and Southwest Gaming Services, Inc. Material intercompany accounts and transactions have been eliminated.

     The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended December 31, 1997 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

2.   MERGER AGREEMENT

      On January 16, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). Pursuant to the Merger Agreement, the Company will be merged with and into Crescent (the "Merger"). The Merger Agreement also provides for certain alternative structures to facilitate the combination of the businesses of the Company and Crescent.

     Upon consummation of the Merger, each share of the Company's $.01 par value common stock issued and outstanding immediately prior to the effective time of the Merger (the "Effective Time") together with the associated rights issued pursuant to the Rights Agreement dated October 6, 1997 shall as of the Effective Time, be converted into the right to receive 0.466 validly issued, fully paid and nonassessable shares of Crescent's $.01 par value common shares of beneficial interest. Each share of the
Company's $3.50 Convertible Preferred Stock issued and outstanding immediately prior to the Effective Time shall as of the Effective Time be converted into the right to receive one validly issued, fully paid and nonassessable $3.50 Convertible Preferred Share of Crescent convertible into the number of Crescent common shares and having the terms required by the
Company's Convertible Preferred Stock. In addition, at the option of the Company, the Company will issue to Crescent and Crescent has agreed to purchase subject to the terms, conditions and procedures set forth in the Merger Agreement up to an aggregate of 115,000 shares of a new series of preferred stock of the Company (the "Redeemable Preferred Stock") at a price of $1,000 per share (plus accrued dividends) in cash in increments of 5,000 shares. The Redeemable Preferred Stock is convertible at the option of the holder any time after January 16, 1999, unless previously redeemed, into shares of common stock at a conversion rate of 60.606 Shares of Common Stock for each share of Redeemable Preferred Stock subject to ordinary

                    STATION CASINOS, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

2.   MERGER AGREEMENT (CONTINUED)

antidilution provisions. Unless written consent from Crescent is received, the Company has agreed to use the net proceeds from the sale of the Redeemable Preferred Stock to repay indebtedness under its revolving loan agreement, borrowings under which were used for acquisitions and master-planned expansions.

     Consummation of the Merger is subject to the satisfaction of certain closing conditions, including the approval of the Company's stockholders, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1974 and the approval of any other governmental entity with jurisdiction in respect of gaming laws required or necessary in connection with the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement. The Merger Agreement entitles Crescent to a $54 million break-up fee if such agreement is terminated (i) by either Crescent or the Board of Directors of the Company if any required approval of the Merger is not obtained by failure to obtain the required vote of stockholders, (ii) by Crescent if the Board of Directors of the Company withdraws its approval or recommendation of the Merger, or modifies the agreement in a manner adverse to Crescent or
(iii) by the Board of Directors of the Company if it receives a superior proposal that Crescent does not match or exceed.

      Upon consummation of the Merger, an operating company owned equally by the Company's management team and Crescent Operating, Inc. (the "Operating Company") will operate the six casino properties currently operated by the Company pursuant to one or more leases with Crescent. Each lease will be a 10-year lease with one, five-year renewal option. Each lease also will be a triple-net lease, and will provide that the Operating Company is required to maintain the property in good condition at its expense during the term of the lease. Each lease provides for base and percentage rent but the amount of the rent has not yet been determined.

      Immediately prior to the execution of the Merger Agreement, the Company amended its Rights Agreement dated October 6, 1997 (the "Rights Agreement"), to exclude Crescent and its affiliates from the definition of Acquiring Person to the extent that it is a Beneficial Owner (as defined in the Rights Agreement) as a result of the approval, execution or delivery of, or the consummation of the transactions contemplated by, the Merger Agreement, including, without limitation, the purchase by Crescent of the Redeemable Preferred Stock.

                        STATION CASINOS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

3.   LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):


                                                                           December 31,   March 31,
                                                                               1997         1997
                                                                            ----------   -----------
STATION CASINOS, INC. (EXCLUDING SUNSET STATION):
------------------------------------------------
Reducing revolving credit facility, secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Station
    Casino St. Charles and Station Casino Kansas City, $330 million limit at December 31, 1997, due September 2000, interest at a margin above the bank's prime rate or the Eurodollar Rate (8.21% at
    December 31, 1997)..................................................   $  230,000     $  277,000
9 5/8% senior subordinated notes, payable interest only semi-annually, principal due June 1, 2003, net of unamortized discount of $6.2
    million at December 31, 1997........................................      186,841        186,248
9 3/4% senior subordinated notes, payable interest only semi-annually, principal due April 15, 2007, net of unamortized discount of $5.5
    million at December 31, 1997........................................      144,541              -
10 1/8% senior subordinated notes, payable interest only semi-annually, principal due March 15, 2006, net of unamortized discount of $1.1
    million at December 31, 1997........................................      196,885        196,818
Notes payable to banks and others, collateralized by slot machines, furniture and equipment, monthly installments including interest
    ranging from 7.8% to 8.0% at December 31, 1997......................       16,710         27,564
Capital lease obligations, collateralized by furniture and equipment....       18,488          7,703
Other long-term debt....................................................       16,099         19,630
                                                                           ----------     ----------
               Sub-total................................................      809,564        714,963


SUNSET STATION, INC.:
---------------------
$110 million Sunset Station first mortgage construction/term loan agreement, secured by substantially all of the assets of Sunset Station, interest at a margin of 375 basis points above the Eurodollar Rate
    (9.58% at December 31, 1997), due September 2000....................      110,000         46,000
                                                                           ----------     ----------
               Total long-term debt.....................................      919,564        760,963
Current portion of long-term debt.......................................      (14,955)       (18,807)
                                                                           ----------     ----------
               Total long-term debt, less current portion...............   $  904,609     $  742,156
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

      In June 1997, the Company obtained an amendment to the reducing revolving credit facility (the "Bank Facility"). This amendment modified the covenant restricting the maximum consolidated funded debt to EBITDA ratio as follows: 5.75 to 1.00 for the fiscal quarter ended December 31, 1997, 5.75 to 1.00 for the fiscal quarter ending March 31, 1998, 5.00 to 1.00 for the fiscal quarter ending June 30, 1998, 4.75 to 1.00 for the fiscal quarter ending September 30, 1998, 4.50 to 1.00 for the fiscal quarter

                    STATION CASINOS, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

3.   LONG-TERM DEBT (CONTINUED)

ending December 31, 1998, 4.25 to 1.00 for each fiscal quarter through June 30, 1999, 4.00 to 1.00 for the fiscal quarter ending September 30, 1999 and 3.75 to 1.00 thereafter. For the quarter ended December 31, 1997, the Company obtained a one time waiver modifying the funded debt to EBITDA ratio to a maximum of 5.90 to
1.00. As of December 31, 1997, the Company's funded debt to EBITDA ratio was 5.80 to 1.00. In addition, in July 1997, the Company reduced the total amount available under the Bank Facility by $30 million. As a result, no additional reductions are required until June 30, 1998, at which time the Bank Facility will reduce by $22.4 million each fiscal quarter through March 31, 2000.

4.   OTHER MATTERS

PREOPENING EXPENSES

      Prior to the opening of a facility, all operating expenses, including incremental salaries and wages, related thereto are capitalized as preopening expenses. The Company expenses preopening expenses upon the opening of the related facility. In June 1997, Sunset Station Hotel & Casino opened. During the nine months ended December 31, 1997, $10.9 million of preopening expenses primarily related to Sunset Station were expensed.

EXPIRED OPTION PAYMENTS

      In June 1997, $5 million of certain expired option payments to lease or acquire land for future development, which had previously been capitalized, were expensed. Such amounts are included in other income/expense in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 1997.

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

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (amounts in thousands)
                                    (unaudited)

1.    OVERVIEW

The following table highlights the results of operations for the Company and its subsidiaries:

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             DECEMBER 31,                  DECEMBER 31,
                                                       ----------------------      --------------------------
                                                          1997           1996          1997            1996
                                                       ---------     ----------     -----------     ----------
NEVADA OPERATIONS:
------------------
PALACE STATION
Net revenues........................................   $   32,314    $   32,059     $   95,704      $  100,559
Operating income....................................   $    7,087    $    7,222     $   21,075      $   23,407
EBITDA (1)..........................................   $    9,018    $    9,214     $   27,232      $   29,444

BOULDER STATION
Net revenues........................................   $   34,814    $   35,904     $  103,897      $  105,948
Operating income....................................   $    9,214    $    9,054     $   28,060      $   27,267
EBITDA (1)..........................................   $   12,063    $   11,818     $   36,805      $   35,285

TEXAS STATION
Net revenues........................................   $   24,560    $   19,435     $   67,217      $   59,239
Operating income....................................   $    3,962    $      476     $    8,618      $    2,324
EBITDA (1)..........................................   $    6,228    $    2,814     $   15,296      $    8,153

SUNSET STATION
Net revenues........................................   $   32,479    $        -     $   74,629      $        -
Operating income ...................................   $    5,661    $        -     $    2,275      $        -
EBITDAR (1).........................................   $    9,847    $        -     $   21,674      $        -
EBITDA (1)..........................................   $    7,420    $        -     $   16,696      $        -

TOTAL NEVADA OPERATIONS:
Net revenues........................................   $  124,167    $   87,398     $  341,447      $  265,746
Operating income....................................   $   25,924    $   16,752     $   60,028      $   52,998
EBITDA (1)..........................................   $   34,729    $   23,846     $   96,029      $   72,882

MISSOURI OPERATIONS:
--------------------
STATION CASINO ST. CHARLES
Net revenues........................................   $   29,629    $   39,209     $   90,779      $  120,026
Operating income....................................   $    2,159    $    9,221     $    8,749      $   27,451
EBITDA (1)..........................................   $    5,441    $   12,235     $   18,588      $   36,317

STATION CASINO KANSAS CITY
Net revenues........................................   $   37,601    $        -     $  112,595      $        -
Operating loss......................................   $      (77)   $        -     $   (2,391)     $        -
EBITDA (1)..........................................   $    4,534    $        -     $   11,052      $        -

TOTAL MISSOURI OPERATIONS:
Net revenues........................................   $   67,230    $   39,209     $  203,374      $  120,026
Operating income....................................   $    2,082    $    9,221     $    6,358      $   27,451
EBITDA (1)..........................................   $    9,975    $   12,235     $   29,640      $   36,317




                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (amounts in thousands)
                                    (unaudited)


1.    OVERVIEW (CONTINUED)



                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             DECEMBER 31,                  DECEMBER 31,
                                                       -----------------------      --------------------------
                                                          1997           1996          1997            1996
                                                       ---------     ----------     -----------     ----------
STATION CASINOS, INC. AND OTHER:
--------------------------------
Net revenues........................................   $    5,799    $    7,160     $   19,988      $   21,469
Operating loss......................................   $   (3,022)   $   (4,437)    $   (9,884)     $  (12,291)
EBITDA (1)..........................................   $   (2,493)   $   (3,669)    $   (7,905)     $  (10,073)


(1)     "EBITDA"  consists  of  operating  income  plus   depreciation  and
amortization, including preopening expenses. "EBITDAR" consists of operating income plus depreciation, amortization, preopening expenses and rent expense. EBITDA and EBITDAR should not be construed as alternatives to operating income as an indicator of the Company's operating performance, or as alternatives to cash provided by operating activities as a measure of liquidity. The Company has presented EBITDA and EBITDAR solely as supplemental disclosure because the Company believes that certain investors consider this information useful in the evaluation of the financial performance of companies with substantial depreciation, amortization, preopening expenses and rent expense.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.   RESULTS OF OPERATIONS

     THREE  AND NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED  TO
THREE AND NINE MONTHS ENDED DECEMBER 31, 1996.

      Consolidated net revenues increased 47.4% to $197.2 million for the three months ended December 31, 1997, from $133.8 million in the prior year. The Company's Nevada Operations contributed $124.2 million of net revenues for the three months ended December 31, 1997, an increase of 42.1% over the prior year. This increase in net revenues is due primarily to the opening of Sunset Station in June 1997, as well as the continued improvement at Texas Station. Net revenues at Boulder Station declined 3.0% due primarily to the opening of Sunset Station on June 10, 1997. The Company's Missouri Operations contributed $67.2 million of net revenues for the three months ended December 31, 1997, an increase of 71.5% over the prior year. This increase in net revenues is due to the opening of Station Casino Kansas City in January 1997, offset by a decline of 24.4% in net revenues at Station Casino St. Charles due to increased competition in the St. Louis market with the opening of a new hotel/casino in Maryland Heights in March 1997. For the nine months ended December 31, 1997, consolidated net revenues increased 38.7% to $564.8 million, as compared to $407.2 million in the prior year. The Nevada Operations contributed $341.4 million of net revenues for the nine months ended December 31, 1997, an increase of $75.7 million over the prior year. The Missouri Operations contributed $203.4 million of net revenues for the nine months ended December 31, 1997, an increase of $83.3 million over the prior year. These net improvements are due to the factors noted above.

      Consolidated operating income increased 16.0% to $25.0 million for the three months ended December 31, 1997, from $21.5 million in the prior year. Operating income at the Company's Nevada Operations increased 54.8% to $25.9 million for the three months ended December 31, 1997, from $16.8 million in the prior year. Operating income at the Company's Missouri Operations declined 77.4% to $2.1 million for the three months ended December 31, 1997, from $9.2 million in the prior year. The increase in consolidated operating income, together with an increase in net interest expense of $12.3 million and a decrease in the income tax provision resulted in net income applicable to common stock of $1.6 million, or earnings per common share of $0.05 for the three months ended December 31, 1997. For the nine months ended December 31, 1997, consolidated operating income decreased 17.1% to $56.5 million, from $68.2 million in the prior year. The Nevada Operations generated operating income of $60.0 million, an increase of 13.3% compared to the prior year. Excluding $10.9 million of preopening expenses primarily related to the opening of Sunset Station, the Nevada Operations generated operating income of $70.9 million, an increase of 33.8% over the prior year. The Missouri Operations generated operating income of $6.4 million, a decrease of 76.8% due primarily to a decrease of $18.7 million at Station Casino St. Charles related to increased competition and an operating loss of $2.4 million at Station Casino Kansas City. The decline in consolidated operating income, an increase in net interest expense of $31.7 million, and the expiration of certain option payments to lease or acquire land for future development resulting in an expense of $5.0 million, resulted in a net loss applicable to common stock of $7.9 million, or a loss per common share of $0.22 for the nine months ended December 31, 1997, compared to net income applicable to common stock of $22.9 million, or earnings per common share of $0.65 in the prior year.

      CASINO. Casino revenues increased 51.1% to $154.2 million for the three months ended December 31, 1997, from $102.0 million in the prior year. For the nine months ended December 31, 1997, casino revenues increased 39.1% to $436.9 million, from $314.1 million in the prior year. These increases are due to the opening of Sunset Station in June 1997, the opening of Station Casino Kansas City in January 1997 and improvements at Texas Station, offset by a decrease at Station Casino St. Charles due to the factors noted above.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.   RESULTS OF OPERATIONS (CONTINUED)

      Casino expenses increased 60.8% to $73.9 million for the three months ended December 31, 1997, from $46.0 million in the prior year. For the nine months ended December 31, 1997, casino expenses increased 51.9% to $211.5 million, from $139.3 million in the prior year. These increases in casino expenses are consistent with the increase in casino revenues noted above. The casino net profit margin decreased to 52.1% for the three months ended December 31, 1997, from 54.9% in the prior year. The Company's Nevada Operations experienced a slight increase in net casino margin, while the Missouri Operations were negatively impacted in St. Charles due to the increased competition and Station Casino Kansas City which has a lower margin due to the start-up nature of its operations, and its late entry into the Kansas City market. In addition, the Missouri Operations have a lower margin than the Company's combined margin, due primarily to higher gaming tax rates in Missouri as compared to Nevada. For the nine months ended December 31, 1997, the casino net profit margin declined to 51.6% from 55.7% in the prior year for the same reasons as noted above.

      FOOD AND BEVERAGE. Food and beverage revenues increased 63.6% to $34.3 million for the three months ended December 31, 1997, from $21.0 million in the prior year. For the nine months ended December 31, 1997, food and beverage revenues increased 53.9% to $97.9 million, from $63.6 million in the prior year. These increases are due to the opening of Station Casino Kansas City and Sunset Station as noted above.

      Food and beverage net profit margins improved to 33.6% for the three months ended December 31, 1997, from 26.0% in the prior year. For the nine months ended December 31, 1997, food and beverage net profit margins improved to 30.9%, from 24.9% in the prior year. These increases in margin are due to improvement at the Company's Nevada Operations, especially Texas Station, primarily as a result of continued focus on cost control.

      ROOM. Room revenues increased 48.5% to $10.5 million for the three months ended December 31, 1997, from $7.1 million in the prior year. For the nine months ended December 31, 1997, room revenues increased 40.5% to $27.7 million, from $19.7 million in the prior year. These increases are due primarily to the opening of Station Casino Kansas City and Sunset Station which added 632 rooms for a total of 2,160 rooms company-wide. Room occupancy company-wide decreased to 93% from 96%, while the average daily room rate increased to $52 from $48 during the nine months ended December 31, 1997.

      OTHER. Other revenue increased 1.0% to $12.6 million for the three months ended December 31, 1997, from $12.4 million in the prior year. For the nine months ended December 31, 1997, other revenues increased 17.2% to $41.2 million from $35.2 million in the prior year. These increases are due primarily to the addition of Station Casino Kansas City and Sunset Station. Revenues from the Company's slot route business increased 10.4% to $17.0 million for the nine months ended December 31, 1997.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") increased 70.0% to $45.5 million for the three months ended December 31, 1997, from $26.8 million in the prior year. For the nine months ended December 31, 1997, SG&A increased 54.7% to $127.4 million, from $82.4 million in the prior year. These increases are due to the addition of Station Casino Kansas City and Sunset Station. SG&A as a percentage of net revenues increased to 23.1% for the three months ended December 31, 1997, from 20.0% in the prior year. For the nine months ended December 31, 1997, SG&A as a percentage of net revenues increased to 22.6% from 20.2% in the prior year. These increases are due primarily to the new operations at Sunset Station and Station Casino Kansas City which, as new properties, tend to have a higher percentage of SG&A to net revenues.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.   RESULTS OF OPERATIONS (CONTINUED)

      CORPORATE EXPENSES. Corporate expenses decreased 25.6% to $3.5 million for the three months ended December 31, 1997, from $4.7 million in the prior year. For the nine months ended December 31, 1997, corporate expenses decreased 16.5% to $11.2 million, from $13.4 million in the prior year. Corporate expenses declined to 1.8% of net revenues for the three months ended December 31, 1997, from 3.5% in the prior year. For the nine months ended December 31, 1997, corporate expenses declined to 2.0% of net revenues from 3.3% in the prior year. These reductions were the result of management's efforts to lower corporate expenses.

      DEVELOPMENT EXPENSES. The Company incurred no development expenses during the three months ended December 31, 1997. Such costs have historically been incurred by the Company in its efforts to identify and pursue potential gaming opportunities in selected jurisdictions, including those in which gaming has not been approved. The Company expenses development costs including lobbying, legal and consulting until such time as the jurisdiction has approved gaming and the Company has identified a specific site. Costs incurred subsequent to these criteria being met are capitalized.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 58.4% to $17.2 million for the three months ended December 31, 1997, from $10.9 million in the prior year. For the nine months ended December 31, 1997, depreciation and amortization increased 62.7% to $50.4 million, from $31.0 million in the prior year. These increases are due primarily to the addition of Station Casino Kansas City and Sunset Station.

      PREOPENING EXPENSES. The Company capitalizes preopening expenses associated with its construction projects, including Sunset Station which opened June 10, 1997. These amounts are expensed upon the opening of the related project. During the nine months ended December 31, 1997, the Company expensed preopening expenses of $10.9 million related primarily to Sunset Station.

      INTEREST EXPENSE, NET. Interest costs incurred (expensed and capitalized) increased 57.9% to $23.7 million for the three months ended December 31, 1997. For the nine months ended December 31, 1997 interest costs incurred increased 67.3% to $68.9 million. This increase is primarily attributable to added interest costs associated with the 9 3/4% senior subordinated notes issued by the Company in April 1997, borrowings under the Sunset
Station   loan  agreement  and  borrowings  under  the   reducing
revolving  credit  facility.   Effective  January  1,  1998,  the
Company  will  stop  capitalizing interest  on  the  St.  Charles
Expansion Project.

3.   LIQUIDITY AND CAPITAL RESOURCES

      During the nine months ended December 31, 1997, the Company's sources of capital included net proceeds of $144.3 million from the issuance of 9 3/4% senior subordinated notes, which were used to re-pay amounts outstanding under the Company's
reducing   revolving  bank  credit  facility,  cash  flows   from
operating  activities of $73.3 million, and borrowings under  the
Sunset  Loan Agreement (as defined herein) of $64.0 million.   At
December 31, 1997, the Company had available borrowings of $100.0 million under its reducing revolving credit facility, subject to covenant restrictions and $53.7 million in cash and cash equivalents. Also, in connection with the Merger Agreement, the Company will issue to Crescent and Crescent has agreed to purchase up to an aggregate of 115,000 shares of a new series of preferred stock of the Company at a price of $1,000 per share (plus accrued dividends) in cash in increments of 5,000 shares (See Liquidity and Capital Resources - New Series of Preferred Stock).

      During the nine months ended December 31, 1997, total capital expenditures were approximately $125.4 million, of which approximately (i) $43.6 million was associated with the development and construction of Sunset Station, (ii) $31.6 million was associated with the development

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

and construction of the expansion project at Station Casino St. Charles, (iii) $7.0 million was associated with the acquisition of land adjacent to Boulder Station, and (iv) $43.2 million was associated with various other projects, maintenance capital expenditures and net construction period interest.

The Company's primary capital requirements during the remainder of fiscal year 1998 are expected to include (i) the payment of construction contracts payable of approximately $12.5 million as of December 31, 1997, (ii) maintenance capital expenditures,
(iii) principal and interest payments on indebtedness, (iv) dividend payments on convertible preferred stock, and (v) general corporate purposes.

       The Company has commenced construction of an expansion project at Station Casino St. Charles (the "St. Charles Expansion Project"). As of December 31, 1997, approximately $131.2 million (excluding construction period interest) had been incurred. As of December 31, 1997, construction on the project has ceased and management does not expect that any major construction on the project will resume before the Merger with Crescent is consummated (See Note 2 to Condensed Consolidated Financial Statements). Once the merger is consummated, the Company jointly with Crescent will determine the scope and timing of the project. Effective January 1, 1998, the Company will stop capitalizing interest on the St. Charles Expansion Project.

      The Company believes that cash flows from operations, borrowings under the reducing revolving bank credit facility, vendor and lease financing of equipment, the Redeemable Preferred Stock (See Note 2 to Condensed Consolidated Financial Statements) and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during the remainder of fiscal year 1998. The Company, however, continually is evaluating its financing needs. If more attractive financing alternatives become available to the Company, the Company may amend its financing plans assuming such financing would be permitted under its existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements, including the Merger Agreement which requires the Company to obtain the consent of the other party prior to issuing additional securities or selling assets.

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

BANK FACILITY

       The Company's secured, Amended and Restated Reducing Revolving Loan Agreement, dated as of March 19, 1996, as amended on June 27, 1997 (the "Bank Facility"), is a reducing revolving credit facility which provides for borrowings up to an aggregate principal amount of $330 million as of December 31, 1997. The Bank Facility is secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Station Casino Kansas City and Station Casino St. Charles (collectively, the "Borrowers"). The Company and Southwest Gaming Services, Inc. guarantee the borrowings under the Bank Facility (collectively the "Guarantors"). The Bank Facility matures on September 30, 2000. In July 1997, the Company reduced the total amount available under the Bank Facility by $30 million. As a result, no additional reductions are required until June 30, 1998 at which time the Bank Facility will reduce by $22.4 million each fiscal quarter through March 31, 2000. Borrowings under the Bank Facility bear interest at a margin above the bank's prime rate or the Eurodollar Rate, as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Bank Facility, will vary quarterly based on the combined Borrowers' and the Company's consolidated (exclusive of Sunset Station) ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") adjusted for preopening expenses. As of December 31, 1997, the Borrowers' margin above the Eurodollar Rate on borrowings under the Bank Facility was 2.25%. Such margin will increase to 2.75% if the maximum funded debt to EBITDA (adjusted for preopening expenses) ratio is reached.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

      The Bank Facility contains certain financial and other covenants. These include a maximum funded debt to EBITDA (adjusted for preopening expenses) ratio for the Borrowers combined of 2.75 to 1.00 for each fiscal quarter through June 30, 1998, and 2.50 to 1.00 for each fiscal quarter thereafter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.35 to 1.00 for the periods March 31, 1996 through June 30, 1998, and 1.50 to 1.00 for periods thereafter, a limitation on indebtedness, and limitations on capital expenditures. As of December 31, 1997, the Borrowers funded debt to EBITDA ratio was 2.01 to 1.00 and the fixed charge coverage ratio for the preceeding four quarters ended December 31, 1997 was 1.38 to 1.00. A tranche of the Bank Facility contains a minimum tangible net worth requirement for Palace Station ($10 million plus 95% of net income determined as of the end of each fiscal quarter with no reduction for net losses) and certain restrictions on distributions of cash from Palace Station to the Company. As of December 31, 1997, Palace Station's tangible net worth exceeded the requirement by approximately $7.9 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

      In addition, the Bank Facility has financial covenants relating to the Company. These include prohibitions on dividends on, or redemptions of, the Company's common stock, restrictions on repayment of any subordinated debt, limitations on indebtedness beyond existing indebtedness, the Company's senior subordinated notes and other specified indebtedness, minimum consolidated tangible net worth requirements (adjusted upwards for post October 1, 1995 preopening expenses, not to exceed $18 million and for potential losses on disposed or discontinued
assets, not to exceed $30 million), for the Company of $165 million plus 95% of post October 1, 1995 net income (not reduced by net losses) and 100% of net equity offering proceeds, and limitations on capital expenditures and investments. As of December 31, 1997, the Company's consolidated net worth exceeded the requirement by approximately $18.5 million. In March and June 1997, the Company obtained certain amendments to the Bank Facility in order to enhance its borrowing capacity under the Bank Facility. As amended, the Bank Facility includes a maximum funded debt to EBITDA (adjusted for preopening expenses) ratio, including annualized EBITDA (adjusted for preopening expenses) for any new venture, as defined, open less than a year, for the Company on a consolidated basis of 5.75 to 1.00 for the fiscal quarter  ended  December 31, 1997, 5.75 to 1.00  for  the  fiscal quarter ending March 31, 1998, 5.00 to 1.00 for the fiscal quarter ending June 30, 1998, 4.75 to 1.00 for the fiscal quarter ending September 30, 1998, 4.50 to 1.00 for the fiscal quarter ending December 31, 1998, 4.25 to 1.00 for each fiscal quarter through June 30, 1999, 4.00 to 1.00 for the fiscal quarter ending September 30, 1999 and 3.75 to 1.00 thereafter. For the quarter ended December 31, 1997, the Company obtained a one time waiver modifying the funded debt to EBITDA ratio to a maximum of 5.90 to
1.00. As of December 31, 1997, the Company's funded debt to EBITDA ratio was 5.80 to 1.00. Such consolidated calculations for the Company do not include Sunset Station. In addition, the Bank Facility prohibits the Company from holding cash and cash equivalents in excess of the sum of the amounts necessary to make the next scheduled interest or dividend payments on the Company's senior subordinated notes and preferred stock, the amounts necessary to fund casino bankroll in the ordinary course of business and $2.0 million. The Guarantors waive certain defenses and rights including rights of subrogation and reimbursement. The Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and the Change of Control Triggering Event as defined in the indentures governing the senior subordinated notes.

SENIOR SUBORDINATED NOTES

      The Company has $528.2 million, net of unamortized discount of $12.8 million, of senior subordinated notes outstanding as of December 31, 1997, $186.8 million of these notes bear interest, payable semi-annually, at a rate of 9 5/8% per year, $196.9 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year and $144.5 million of the notes bear interest, payable semi-
                             16

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.      LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

annually, at a rate of 9 3/4% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants which prohibit the Company and its subsidiaries from incurring indebtedness (including capital leases) other than (a) non-recourse debt for certain specified subsidiaries, (b) certain equipment financings, (c) the Notes, (d) up to $15 million of additional indebtedness, (e) additional indebtedness if, after giving effect thereto, a 2.00 to 1.00 pro forma Consolidated Coverage Ratio (as defined) has been met, (f) Permitted Refinancing Indebtedness (as defined), (g) borrowings of up to $72 million under the Bank Facility (the Line A Commitment), of which no amounts were outstanding as of December 31, 1997 and (h) certain other indebtedness. At December 31, 1997, the Company's Consolidated Coverage Ratio was 2.01 to 1.00. In addition, the Indentures prohibit the Company from paying dividends on any of its capital stock unless at the time of and after giving effect to such dividends, among other things, the aggregate amount of all Restricted Payments and Restricted Investments (as defined in the Indentures, and which include any dividends on any capital stock  of  the  Company) do not exceed the  sum  of  (i)  50%  of
Cumulative Consolidated Net Income (as defined) of the Company (less 100% of any consolidated net losses), (ii) certain net proceeds from the sale of equity securities of the Company, and
(iii) $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures may significantly affect the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

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

      The  Sunset  Loan Agreement includes a first mortgage  term note in the amount of $110 million (the "Sunset Note") which is non-recourse to the Company, except as to certain construction matters pursuant to a completion guarantee dated as of September 25, 1996, executed by the Company on behalf of Sunset Station, and except that the Company has pledged all of the stock of Sunset Station as security for the Sunset Loan Agreement. As of December 31, 1997, Sunset Station had borrowed the full $110 million under the Sunset Note. The Sunset Note is to reduce $1.8 million for each fiscal quarter ending March 1998 through December 1998, $2.3 million for each fiscal quarter ending March 1999 through December 1999, and $2.0 million for the fiscal quarters ending March 2000 and June 2000 and matures in September 2000. In addition, the Sunset Note is subject to prepayment subsequent to July 1998 by an amount equal to a specified percentage of Excess Cash Flow (as defined). The Sunset Note carries an interest rate of 375 basis points over the Eurodollar Rate (as defined in the Sunset Loan Agreement). The Sunset Note is secured by substantially all of the assets of Sunset Station, including a deed of trust with respect to the real property on which Sunset Station is situated, a portion of which is subject to a lease from the Company to Sunset Station, and the remainder of which property is owned by Sunset Station, and a security agreement as to all tangible and intangible personal property including Sunset Station's rights under an operating lease for certain furniture, fixtures and equipment.

       The Sunset Loan Agreement contains certain customary financial and other covenants (related exclusively to Sunset
Station) including a minimum fixed charge coverage ratio as of the last day of any

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

full quarter after the opening of Sunset Station of not less than
1.10 to 1.00, a maximum senior funded debt to EBITDA (adjusted for certain cash contributions or advances by the Company) ratio after opening of 4.50 to 1.00 for the first full quarter reducing by 0.25 on certain quarters thereafter to 3.25 to 1.00 for the tenth quarter and each quarter thereafter, and a minimum net worth as of any quarter end after opening of not less than $52 million plus 80% of net income (not reduced by net losses), plus 100% of certain additional equity contributions by the Company and Supplemental Loans (as defined). As of December 31, 1997, Sunset Station's fixed charge coverage ratio was 2.98 to 1.00 and the funded debt to EBITDA ratio was 3.76 to 1.00. As of December 31, 1997, Sunset Station's net worth exceed the minimum requirement by approximately $8.5 million. In addition, the Sunset Loan Agreement places restrictions on indebtedness and guarantees, dividends, stock redemptions, mergers, acquisitions, sale of assets or sale of stock in subsidiaries and limitations on capital expenditures.

      In addition, the Company has provided a funding commitment to Sunset Station of up to an additional $25 million pursuant to a supplemental loan agreement (the "Supplemental Loan Agreement"). The Sunset Loan Agreement requires Sunset Station to draw amounts under the Supplemental Loan Agreement in the event of the failure of certain financial covenants under the Sunset Loan Agreement. Loans under this funding commitment may be drawn down up to $10 million during the first year after September 30, 1997, up to $10 million during the second year after such date and up to $5 million during the third year after such date. The Supplemental Loan Agreement also provides for an additional, separate funding commitment up to $40 million in connection with a purchase option for certain furniture, fixtures and equipment currently financed under the Sunset Operating Lease (as defined herein). Sunset Station will pay interest at a rate per annum equal to the three month Eurodollar Rate, the interest being payable solely in the form of commensurate additions to the principal of the Supplemental Loans. The Supplemental Loan
Agreement expires in September 2001. The funding commitments under the Supplemental Loan Agreement are subject to limitations imposed by the Indentures and the Bank Facility.

      In order to manage the interest rate risk associated with the Sunset Note, Sunset Station entered into an interest rate swap agreement with Bank of America NT&SA. This agreement swaps the variable rate interest pursuant to the Sunset Note to a fixed rate of 9.58% on $100 million notional amount in December 1997 and then decreases to $95 million in June 1998. The agreement expires in December 1998. The difference paid or received pursuant to the swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the Sunset Note. Sunset Station is exposed to credit risk in the event of non-performance by the counterparty to the agreement. The Company believes the risk of non-performance by the counterparty is minimal.

      The Company has also entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of $40 million, dated as of September 25, 1996 (the "Sunset Operating Lease") between the Company and First Security Trust Company of Nevada. The Sunset Operating Lease expires in October 2000 and carries a lease rate of 225 basis points above the Eurodollar Rate. As of December 31, 1997, $35.7 million of this facility had been drawn and no further draws pursuant to the lease will be made. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with financial terms substantially similar to the Sunset Operating Lease. In the event that Sunset Station elects to purchase the Equipment, the Company has provided a funding commitment up to the amount necessary for such purchase pursuant to the Supplemental Loan Agreement (subject to the limitations on funding contained in the Supplemental Loan Agreement).

      In connection with the Sunset Operating Lease, the Company also entered into a participation agreement, dated as of September 25, 1996 (the "Participation Agreement") with the trustee, as lessor under the Sunset Operating Lease, and holders of beneficial interests in the Lessor Trust (the "Holders"). Pursuant to the Participation Agreement, the Holders advanced funds to the trustee for the purchase by

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.      LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

the trustee of, or to reimburse the Company for the purchase, of the Equipment, which is currently being leased to the Company under the Sunset Operating Lease, and in turn subleased to Sunset Station. Pursuant to the Participation Agreement, the Company also agreed to indemnify the Lessor and the Holders against certain liabilities.

COMMON STOCK

      The Company is authorized to issue up to 90,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 35,306,657 shares of which were issued and outstanding as of December 31, 1997. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

Rights Plan

      On October 6, 1997, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was paid on October 21, 1997. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share ("Preferred Shares") of the Company at a price of $40.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable until the earlier of 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Stock ("Acquiring Person") or 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Stock. The Rights will expire on October 21, 2007. Acquiring Persons do not have the same rights to receive
Common Stock as other holders upon exercise of the Rights. Because of the nature of the Preferred Shares' dividend, liquidation and voting rights, the value of one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, the proper provisions will be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter become void), will thereafter have the rights to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon exercise thereof, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. Because of the characteristics of the Rights in connection with a person or group of affiliated or associated persons becoming an Acquiring Person, the Rights may have the effect of making an acquisition of the Company more difficult and may discourage such an acquisition.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.      LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

      Immediately prior to the execution of the Merger Agreement, the Company amended its Rights Agreement dated October 6, 1997 to exclude Crescent and its affiliates from the definition of Acquiring Person to the extent that it is a Beneficial Owner (as defined in the Rights Agreement) as a result of the approval, execution or delivery of, or the consummation of the transactions contemplated by, the Merger Agreement, including, without limitation, the purchase by Crescent of the Redeemable Preferred Stock.

PREFERRED STOCK

     The Company is authorized to issue up to 5,000,000 shares of its preferred stock, $0.01 par value per share (the "Preferred Stock"). As of December 31, 1997, 2,070,000 shares of $3.50 Convertible Preferred Stock (the "Convertible Preferred Stock") has been issued and are outstanding. The Board of Directors, without further action by the holders of Common Stock or the Convertible Preferred Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock or the Convertible Preferred Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.      LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

NEW SERIES OF PREFERRED STOCK

      At  the  option of the Company, the Company will  issue  to
Crescent and Crescent has agreed to purchase subject to the terms, conditions and procedures set forth in the Merger Agreement up to an aggregate of 115,000 shares of a new series of preferred stock of the Company (the "Redeemable Preferred Stock") at a price of $1,000 per share (plus accrued dividends) in cash in increments of 5,000 shares. The Redeemable Preferred Stock is convertible at the option of the holder any time after January 16, 1999, unless previously redeemed, into shares of common stock at a conversion rate of 60.606 shares of Common Stock for each share of Redeemable Preferred Stock subject to ordinary antidilution provisions. Crescent must fund the purchase price for the purchase of shares of Redeemable Preferred Stock on the 10th business day following notice from the Company or, in the case of a notice to sell 25,000 or more shares of Redeemable Preferred Stock, the 20th business day following such notice. The Company may not require Crescent to purchase shares of Redeemable Preferred Stock more than two times in any 30-day period. The Company may redeem the Redeemable Preferred Stock at any time for cash or for common stock of the Company that has a then market price (determined on the basis of closing prices for such stock for the 20 trading days immediately preceding the redemption notice) equal to approximately 111% of the redemption price for the Redeemable Preferred Shares to be redeemed. Any such issuance in redemption will be made such that stock held by each owner of such common stock so issued in excess of 9.9% of the Company's outstanding common stock will generally be non-voting common stock. The Redeemable Preferred Stock will have no voting rights except as required by law. Dividends of $100 per share of Redeemable Preferred Stock per annum shall accrue without interest and be payable when, as, and if declared out of legally available funds on a fully cumulative basis. Unless written consent from Crescent is received, the Company has agreed to use the net proceeds from the sale of the Redeemable Preferred Stock to repay indebtedness under its revolving loan agreement, borrowings under which were used for acquisitions and master-planned expansions.

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

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS --

Poulos/Ahearn Case
------------------

      A  class action lawsuit was filed by plaintiff, William  H.
Poulos, et. al., as class representative, on April 26, 1994, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines. On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et. al., as class representative in the United States District Court, Middle District of Florida, against 48 manufactures, distributors and casino operators of video poker and electronic slot machines. A similar suit was filed by Larry Schreier in the United States District Court of the District of Nevada naming virtually identical defendants and alleging virtually identical claims. The cases were transferred to Nevada and consolidated into one action. The Company and most of the other major hotel-casino companies, have been named as defendants in the consolidated action. The lawsuit alleges that the defendants have been engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. Specifically, the plaintiffs have alleged that the video poker machines and video slot machines utilized by the defendants are not truly random as advertised to the public, but are pre-programmed in a predictable and manipulative manner. The Court has stayed discovery pending resolution of various motions, including motions to dismiss pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure.

      On or about December 19, 1997, the Court issued formal Opinions granting in part and denying in part defendants' Motions to Dismiss. In so doing, the Court ordered plaintiffs to file an Amended Complaint in accordance with the Court's Orders in January of 1998. The Company along with all other defendants, continue to deny the allegations contained in the consolidated Amended Complaint filed on behalf of plaintiffs. The defendants have committed to vigorously defend all claims and allegations contained in the consolidated action.

Anderson Case
-------------

     A suit seeking status as a class action lawsuit was filed by plaintiff Nicole Anderson, et. al., as class representative, on September 24, 1997, in the Eastern District of Missouri, Eastern Division. The lawsuit alleges certain racially based discriminatory hiring and employment practices at Station Casino St. Charles. The Company has not yet responded to the complaint. The Company does not believe the suit has merit and intends to defend itself vigorously in this suit.

Akin Case
---------

      On January 16, 1997, the Company's gaming licenses for Station Casino Kansas City were formally issued for its facility which is located in a man-made basin filled with water piped in from the surface of the Missouri River. In reliance on numerous approvals from the Missouri Gaming Commission specific to the configuration and granted prior to the formal issuance of its gaming license, the Company built and opened the Station Casino Kansas City facility. The licenses issued to the Company and the resolutions related thereto specifically acknowledge that the Missouri Gaming Commission had reviewed and approved this configuration.

      On November 25, 1997, the Supreme Court of Missouri ruled, in a case challenging the gaming licensing of certain operators located in Maryland Heights, Missouri who compete with Station Casino St. Charles, that gaming may occur only in artificial spaces that are contiguous to the surface stream of the Missouri or Mississippi Rivers. The case was remanded to the trial court for a factual determination as to whether such competing operators meet this requirement.

     Based upon this Missouri Supreme Court ruling (the so-called "Akin Ruling"), the Missouri Gaming Commission attempted to issue preliminary orders for disciplinary action to all licensees
in  Missouri  that  operate   gaming facilities in  artificial
basins.  These preliminary orders started the hearing process which allow the affected licensees to demonstrate that they
are infact, continguous to the surface stream of the Missouri or Mississippi River. The preliminary orders were challendged by the licensees. The Circuit Court of Cole County has entered writs of
prohibition  preventing  the  Missouri  Gaming  Commission   from
proceeding with such hearings under the Missouri Gaming Commission's existing procedures. The Missouri Gaming Commission is currently seeking further review of these writs of prohibition in the Missouri Supreme Court, which has not yet ruled on the matter.

      Further, the Akin case was dismissed by the plaintiffs without prejudice after the Akin Ruling was entered by the Missouri Supreme Court, but before any further proceedings on remand. Therefore, the status of the Akin Ruling is unclear.

      On  January 16, 1998, Station Casino Kansas City's licenses
were   renewed   for   one   year,  subject  to the  satisfactory
resolutions of the issues raised in the Akin Ruling. This renewal occurred before any writs of prohibition were entered preventing the Missouri Gaming Commission from proceeding with hearings concerning Station Casino Kansas City or any other licensees for alleged non-compliance with the Akin Ruling.

     Because of the open questions raised but not answered in the Akin Ruling, it is not possible to predict what effect the Akin Ruling or Missouri Gaming Commission's actions at such relicensing hearing will have on operations at Station Casino Kansas City.

      At this time, based on discussions with Missouri legal counsel, management believes that it has potentially meritorious defenses in any lawsuit or administrative action based on the Akin Ruling.

      However, management cannot provide any assurance as to whether the Station Casino Kansas City facility would be found to comply with the guidelines described in the Akin Ruling, whether it would be permitted to modify the facility to comply with such standards, or whether the Company's legal defenses, legislative alternatives, or other means available to permit the continued use of this current configuration would succeed.

     Further, it is unclear, in the event of a determination that the configuration at Station Casino Kansas City does not comply with the Akin Ruling, whether Station Casino Kansas City would be able to continue to operate or whether such findings would result in the possible temporary or permanent closure of Station Casino Kansas City. The Company cannot provide any assurance that there would not be a material adverse impact in such an eventuality.

      The Company does not believe the Akin Ruling will have a material adverse impact on the Station Casino St. Charles operations.

Small Case
----------

      A class action lawsuit was filed by plaintiff, Stephen B. Small, et. al., as class representative, on November 28, 1997, in the United States District Court, Western District of Missouri, naming four gaming operators in Kansas City, Missouri, including Kansas City Station Corporation. The lawsuit alleges that the defendants are conducting gaming operations that are not located on the Missouri River in violation of certain state and federal statutes. Management believes that the claims are wholly without merit and does not expect that the lawsuit will have a material adverse effect on Station Casinos, Inc.'s financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits -

         Exhibit
         Number
         -------

         27   Financial Data Schedule

         (b)  Reports on Form 8-K.

         On October 9, 1997, the Company filed a current report on Form 8-K dated October 6, 1997. The Company reported under Item 5 the declaration of a dividend of one preferred share purchase right
         (a "Right") for each outstanding share of common stock of the Company. The description and terms of the Rights are set forth in a Rights Agreement dated as of October 6, 1997 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Station Casinos, Inc.,
                              Registrant



DATE: February 13, 1998       /s/ Glenn C. Christenson
                              -----------------------------
                              Glenn C. Christenson,
                              Executive Vice President,
                              Chief Financial Officer and
                              Chief Administrative Officer
                              (Principal Accounting Officer)