Form 10-K
period 1998-03-31
STATION CASINOS INC
filed 1998-06-29
CIK 898660

================================================================================

                               [STATION CASINOS]

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the fiscal year ended March 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ________ to _______.

Commission file number 000-21640
                       ---------

                              STATION CASINOS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Nevada                         88-0136443
       -------------------------------        -------------------
       (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)         Identification No.)


                2411 West Sahara Avenue, Las Vegas, Nevada 89102
               --------------------------------------------------
               (Address of principal executive offices, Zip Code)

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

Yes    X     No
    ------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of May 29, 1998, based on the closing price per share as reported on the New York Stock Exchange was $311,272,911.

As of May 29, 1998, the registrant has 35,312,792 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrants' 1998 Annual Meeting of Stockholders to be held August 4, 1998 (which has not been made publicly available as of the date of this filing) are incorporated by reference into
Part III.

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

    When used in this report and elsewhere by management from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements with respect to the financial condition, results of operations and expansion projects of Station Casinos, Inc. (the "Company") and its subsidiaries. Certain important factors, including but not limited to, competition from other gaming operations, construction risks, licensing and other regulatory risks, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. In addition, there can be no assurance that (i) the Merger (as defined herein) will occur or, if it does occur, that the conduct of the Company's business, including its expansion plans and operating strategy described herein will not change or (ii) the rights offering by Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"), as discussed herein, will not adversely impact the expected results of the Merger or the results of operations of Crescent. Further information on potential factors which could affect the financial condition, results of operations and expansion projects of the Company and its subsidiaries are included in the filings of the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Registration Statement on Form S-4 (File No. 333-30685). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

GENERAL

    Station Casinos, Inc. is an established multi-jurisdictional gaming company that owns and operates six distinctly-themed casino properties, four of which are located in Las Vegas, Nevada, one which is located in Kansas City, Missouri and one which is located in St. Charles, Missouri. The Company also owns and provides slot route management services in southern Nevada. Management's growth strategy includes the master-planned expansion of the Company's existing gaming facilities in Nevada and Missouri, as well as the evaluation and pursuit of additional development opportunities in Nevada and other gaming markets.

    In Las Vegas, the Company owns and operates Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Texas Station Gambling Hall & Hotel ("Texas Station") and Sunset Station Hotel & Casino ("Sunset Station"). Palace Station caters primarily to Las Vegas residents and repeat visitors and aggressively markets itself as "The Local Favorite." Palace Station is situated on 39 acres strategically located on Sahara Avenue adjacent to Interstate 15, and is near major attractions on the Las Vegas Strip and downtown Las Vegas. Boulder Station is situated on 45 acres along the Boulder Highway, immediately adjacent to Interstate 515, and is strategically located on the opposite side of Las Vegas from Palace Station. Boulder Station caters primarily to Las Vegas residents living on the eastern side of Las Vegas. Texas Station is strategically located on 47 acres at the corner of Lake Mead Boulevard and Tonopah Highway in North Las Vegas and draws customers from the rapidly growing North Las Vegas and Summerlin residential areas. Sunset Station is strategically located on 105 acres on Sunset Road immediately adjacent to Interstate 515 and features a Spanish/Mediterranean-themed hotel-casino. Sunset Station caters primarily to residents living in the rapidly growing Henderson/Green Valley area of Las Vegas. Sunset Station is located eight miles southeast of Boulder Station. In May 1998, the Company entered into a long term lease for approximately 19 acres of land located on Tropicana Avenue adjacent to Interstate 15, approximately three miles from Palace Station. The Company will operate the existing small hotel/casino facility located on this land beginning July 1, 1998, while management evaluates development alternatives for this location.

    In Missouri, the Company owns and operates Station Casino Kansas City and Station Casino St. Charles. Station Casino Kansas City, is situated on 171 acres immediately east of the heavily traveled Interstate 435 bridge, seven miles east of downtown Kansas City. Station Casino Kansas City caters to local customers within the greater Kansas City area, as well as tourists from outside the region. Station Casino St. Charles is located on 52 acres situated immediately north of the Interstate 70 bridge in St. Charles, and is strategically located to attract customers from the St. Charles and greater St. Louis areas, as well as tourists from outside the region. Management is employing the same operating strategies that have been successful at the Company's properties in the competitive Las Vegas market in order to secure a strong presence in the Missouri markets.

    Merger Agreement

    On January 16, 1998, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement") with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). The Merger Agreement provides for the merger (the "Merger") of the Company and Crescent at the time of effectiveness of the Merger in accordance with the Merger Agreement (the "Effective Time"). As permitted by the Merger Agreement, the Company will be reincorporated in Delaware by the merger of the Company with and into its wholly-owned Delaware subsidiary ("Delaware Station") with Delaware Station as the surviving entity (the "Reincorporation Merger"). Delaware Station will then be merged with and into Crescent, with the result that, among other things, the separate corporate existence of the Company will cease and Crescent will continue as the surviving entity. Upon consummation of the Merger, an operating joint venture (the "Operating Joint Venture") that will be 50% owned by certain members of the Company's management and certain board members involved in management will, pursuant to a lease with Crescent, operate Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino Kansas City and Station Casino St. Charles. The lease will provide for base and percentage rent although the amount of rent has not yet been determined.

    Prior to the Effective Time, the Company will sell, assign, transfer and convey to the Operating Joint Venture, certain of the Company's non- real estate assets pursuant to a bill of sale. Following the Merger, it is anticipated that Crescent will transfer the stock of certain of the Company's subsidiaries and certain other assets of the Company to one or more subsidiaries of Crescent in which Crescent does not maintain a voting interest.

    As of the Effective Time, by virtue of the Merger, and without any action on the part of Crescent or the Company (collectively , the "Constituent Entities"), or the holders of any securities of the Constituent Entities, and subject to certain provisions of the Merger Agreement: (i) each share of the Company's common stock par value $0.01 per share ( "Common Stock") (including restricted shares of Common Stock issued under the Company's Stock Compensation Program) issued and outstanding immediately prior to the Effective Time (other than treasury shares and shares of Common Stock held by Crescent which will be canceled) will be converted into the right to receive 0.466 shares of validly issued, fully paid and nonassessable common shares of beneficial interest in Crescent ("Crescent Common Shares") and (ii) each share of the Company's $3.50 Convertible Preferred Stock ("Convertible Preferred Stock") issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one validly issued, fully paid and nonassessable $3.50 Convertible Preferred Share of Crescent ("Crescent Convertible Preferred Shares").

    The Merger Agreement entitles Crescent to a $54 million break-up fee if such agreement is terminated (i) by either Crescent or the Board of Directors of the Company if any required approval of the Merger is not obtained by reason of the failure to obtain the required vote of stockholders, (ii) by Crescent, if the Board of Directors of the Company does not recommend or withdraws its approval or recommendation of the Merger, modifies its approval or recommendation adversely to Crescent or approves or recommends a superior proposal or (iii) by the Board of Directors of the Company, if it receives a superior proposal that Crescent does not match or exceed.

    The obligations of Crescent and the Company to consummate the Merger are subject to the satisfaction or waiver of various conditions, including approval by both the common and preferred stockholders of the Company and receipt of certain regulatory approvals and consents, including approval from Nevada and Missouri gaming authorities.

    On June 15, 1998, Crescent filed a registration statement on Form S-3 (No. 333-56809) with the Securities and Exchange Commission relating to a planned rights offering to be made upon consummation of the Merger to holders of the Crescent Common Shares (including holders of Crescent Common shares as a result of the conversion of the Common Stock in the Merger). It is expected that Crescent will distribute one transferable subscription right (each a "Crescent Right") for each Crescent Common Share held. In addition, it is expected that every five Crescent Rights will entitle the holder thereof to purchase one Crescent Common Share at an exercise price of $31 1/8 per share. At the same time, Crescent announced that its Board of Trust Managers had approved, subject to consummation of the Merger, an increase in its quarterly dividend from $0.38 per Crescent Common Share to $0.63 per share. Crescent also announced its intent to contribute, following consummation of the Merger, substantially all of the real estate assets acquired in the Merger to a new partnership that will invest principally in casinos, other gaming properties and other real estate property in Las Vegas, Nevada. Crescent expects to offer holders of Crescent Common Shares rights (each a Gaming Right) to acquire common or preferred equity interests in such partnership or in a real estate investment trust which would hold interests in such partnership. Such partnership and its owners will be subject to strict regulatory requirements similar to those that will be applicable to Crescent. Such Gaming Rights are expected to be taxable to the holders of Common Shares upon issuance of such Gaming Right. Crescent does not believe distribution of the Crescent Rights will be taxable to holders of Crescent Common shares, however, no assurances can be made in this regard. Tax information will be provided to such shareholders at the time of such distribution. The record date for either such offering will occur after the Effective Time. The conversion price for Crescent Preferred Shares received in the Merger in exchange for the Convertible Preferred Stock will be adjusted in accordance with the certificate setting forth the rights, preferences and privileges of the Crescent $3.50 Convertible Preferred Stock (which has substantially the same terms as the certificate for the Convertible Preferred Stock except for certain real estate investment trust provisions) to account for such distributions. Holders of options to purchase Common Stock converted to options to purchase Crescent Common Shares pursuant to the Merger will receive the same adjustments to their options, if any, as other holders of options to purchase Crescent Common Shares.

EXPANSION STRATEGY

    Management's expansion strategy includes the master-planned expansion of the Company's existing gaming facilities in Nevada and Missouri, as well as the evaluation and pursuit of additional development opportunities in Nevada, Missouri, and other gaming markets. Management believes that the following factors enable the Company to capitalize on its expertise in the local and repeat visitor markets as well as on its reputation as a provider of a high-quality, affordable gaming and entertainment experience.

    Selection Criteria

    Management believes that a highly visible central location, convenient access and ample parking are critical factors in attracting local patronage and repeat visitors. Additionally, sites must be large enough to support multi-phased master-planned growth. The Company selects sites that are centrally located within a dense population base so that the facility cannot be cutoff from its primary market. These sites generally have been adjacent to high-traffic surface streets and interstate highways. Management believes that each of its casino properties' locations has provided the Company with a significant competitive advantage to attract its targeted customer base.

    Master-Planned Development

    Management's expansion strategy includes the master-planned expansion of its existing and future gaming locations. In designing project sites, the Company plans and engineers for multi-phased facility expansion to accommodate future growth and to allow the Company to develop dominant properties in each market place. A project's master-planned design typically allows the option of adding hotel rooms, casino space and non- gaming entertainment such as movie theaters, additional restaurants, retail shops, and various other entertainment venues.

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

EXPANSION OF EXISTING CASINO PROPERTIES

    Sunset Station

    In April 1998, the Company commenced construction of the next phase of the master planned expansion at Sunset Station. This phase of the master plan is designed to enhance Sunset Station's reputation for quality entertainment and will include a 2,000-space covered parking garage, an additional 20,000 square feet of casino space, a new steakhouse, food court area, improved conference facilities, additional "stadium-style" movie screens, and a dual rink Wayne Gretzky Roller Hockey Center and ice skating complex. The new casino space will offer an additional 400 slots and video poker machines. The additional movie screens will complement the existing 13-screen multiplex movie theaters operated by Act III. The Wayne Gretzky Roller Hockey Center and ice skating complex will be a state-of-the-art complex that will feature in-line roller hockey and ice skating surfaces for a wide range of league activities, public skating, clinics, instruction and other events designed for all ages. All components of this expansion except the skating complex are estimated to take nine months to complete.

Construction of the skating complex will begin upon completion of the parking garage and is estimated to take approximately six months to complete.

    Texas Station

    In May 1998, the Company commenced construction of the next phase of the master plan at Texas Station. This phase of the master plan is designed to enhance Texas Station's reputation for quality entertainment and will include a 2,000-space covered parking garage, an additional 21,000 square feet of casino space, a 10,000-square foot Kid's Quest Child-Care Facility, a food court area, an expanded arcade, additional "stadium-style" movie screens and a new bar and lounge similar to the Gaudi Bar at Sunset Station, except with a Texas theme. The Company estimates that this expansion project will take approximately 10 months to complete.

    Station Casino St. Charles

    The Company commenced construction of the next phase of development at Station Casino St. Charles consisting of two new gaming vessels located in a backwater protective basin, as well as a uniquely designed retail and entertainment complex (the "St. Charles Expansion Project"). The new facilities are designed to offer guests a more complete entertainment experience.

    As of March 31, 1998, construction on the project has ceased and management does not expect that any major construction on the project will resume before the Merger with Crescent is consummated. Once the Merger is consummated, the Company, jointly with Crescent, will determine the final scope and timing of the project.

 OPERATING STRATEGY

    Management believes that the following key principles have been integral to its success as a gaming operator and intends to continue to employ these strategies at each of its various operations, and plans to continue these strategies after the Merger.

    Targeted Customer Base

    The Company's operating strategy emphasizes attracting and retaining
customers primarily from the local and repeat visitor markets.   Palace
Station, Boulder Station, Texas Station, Sunset Station, Station Casino Kansas City and Station Casino St. Charles (collectively the "Casino Properties") attract customers from their local markets through innovative, frequent and high-profile promotional programs, focused marketing efforts and convenient locations, and from the repeat visitor market through aggressive marketing and the development of strong relationships with specifically targeted travel wholesalers. Although perceived value initially attracts a customer to the Casino Properties, actual value generates customer satisfaction and loyalty. Management believes that actual value becomes apparent during the customer's visit through an enjoyable, affordable and high-quality entertainment experience. Las Vegas, which is and has been one of the fastest growing cities in the United States, is characterized by a strong economy and demographics which include an increasing number of retirees and other active gaming customers. This strategy applies as well to the Missouri markets. The Company believes that its visitor patrons are also discerning customers who enjoy the Company's value-oriented, high-quality approach. This is particularly true in Las Vegas where patrons view the Company's hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and downtown Las Vegas.

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

    As part of its commitment to providing a quality entertainment experience for its patrons, the Company is dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual atmosphere. Management recognizes that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each employee. The Company, which began as a family-run business, has maintained close-knit relationships among its management and endeavors to instill among its employees this same sense of loyalty. Toward this end, management takes a hands-on approach through active and direct involvement with employees at all levels. An indication of the value of this approach may be seen by the number of Las Vegas residents seeking employment with the Company.

    Marketing and Promotion

    The Company employs an innovative marketing strategy that utilizes frequent, high-profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to aggressive marketing through television, radio and newspaper advertising, the Company has created and sponsored such promotions as "Car-A-Day", "Paycheck Bonanza" and the "Great Giveaway," a popular football season contest. These promotions have become a tradition in the locals market and have had a positive impact upon the Company's patronage during their respective promotion periods.

LAS VEGAS CASINO PROPERTIES

    Palace Station

    Palace Station is situated on approximately 39 acres strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas' most heavily traveled areas, and a short distance from the McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. With Palace Station's ample parking and its convenient location, customers are assured easy access to the hotel and casino, a factor that management believes is particularly important in attracting and retaining its customers. The Palace Station complex has approximately 287,000 square feet of main facility area and features a turn-of-the- century railroad station theme. The complex includes a 1,028-room hotel, an approximately 84,000-square foot casino, two swimming pools, 3,700 parking spaces (including 1,900 spaces in two multi-level parking structures), an approximately 20,000-square foot banquet and convention center, five full- service restaurants, two fast-food outlets, a
24-hour gift shop and a non- gaming video arcade.   The casino offers
approximately 2,225 slot and video poker machines, 47 gaming tables, a keno lounge, a poker room, a bingo parlor, and a race and sports book.

    The hotel features 587 rooms in a modern 21-story tower. Guests in the tower enjoy a view of the Las Vegas Strip, downtown Las Vegas and the surrounding mountains. The remaining 441 hotel rooms are located in low- rise buildings adjoining the tower and casino.

    Palace Station's five full-service restaurants have a total of over 1,225 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the 24-hour Iron Horse Cafe (featuring a Chinese menu in addition to American fare), an all-you-can-eat buffet known as "The Feast," the Broiler (a steak and seafood restaurant), the Pasta Palace (an Italian restaurant) and the Guadalajara Bar & Grille (a Mexican restaurant). Palace Station guests also may take advantage of the Palace Saloon Piano Bar and the recently remodeled Loading Dock Lounge which provide music, dancing and entertainment. Quick service meals and snacks are offered at the Pizza Palace, Manhattan Bagel, Baskin Robbins, Burger King and The Whistle Stop Snackbar.

    Palace Station is master planned for the further growth. The master plan includes a total of 3,000 hotel rooms, approximately 148,000 square feet of casino space, 3,200 slot machines and 90 table games. Additionally, the expanded Palace Station would offer approximately 50,000 square feet of rentable banquet space, a child-care facility, and expanded arcade, expanded retail lease space, an estimated 5,600 parking spaces, a Las Vegas - style showroom and several new restaurants, bars and other entertainment amenities. This master plan is designed to be executed in multiple phases over several years. Currently, there are neither definitive construction plans nor budgets for any portion of the master- planned development, and the scope of any project may vary significantly from that which has been described.

    Boulder Station

    Boulder Station, which opened in August 1994, is situated on approximately 45 acres strategically located on the opposite side of Las Vegas from Palace Station. Patrons enjoy convenient access to this facility which is located on the Boulder Highway and immediately adjacent to the Interstate 515 interchange. Interstate 515 and the Boulder Highway are the major thoroughfares into Las Vegas for visitors from Arizona. Management believes that its highly visible location at this well-traveled intersection offers a competitive advantage relative to existing hotels and casinos located on the Boulder Highway.
Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. The Boulder Station complex has approximately 337,000 square feet of main facility area and, like Palace Station, features a turn-of-the-century railroad station theme. The complex includes a 300-room hotel, an approximately 86,000-square foot casino, 4,350 parking spaces (including a 1,900-space multi-level parking structure), five full-service restaurants, several fast-food outlets, a 280-seat entertainment lounge, eight additional bars, a high-quality 11- screen movie theater complex, a child-care facility, a swimming pool, a non-gaming video arcade and a gift shop. The casino offers approximately 3,020 slot and video poker machines, 38 gaming tables, a keno lounge, a poker room, a bingo parlor and a race and sports book.

    Boulder Station's five full-service restaurants have a total of over 1,400 seats. These restaurants offer a variety of high-quality food at reasonable prices. Restaurant themes and menus are similar to Palace Station's, allowing Boulder Station to benefit from the market acceptance and awareness of this product. Restaurants include the 24-hour Iron Horse Cafe (featuring a Chinese menu in addition to American fare), an all-you- can-eat buffet known as "The Feast," the Broiler (a steak and seafood restaurant), the Pasta Palace (an Italian restaurant), and the Guadalajara Bar & Grille (a Mexican restaurant). In addition to these restaurants which are similar to the offerings at Palace Station, Boulder Station offers fast-food outlets, including Pizza Palace, Viva Salsa, and China Express. Additionally, the Company leases space to the operators of such restaurants as Burger King, TCBY and Starbuck's Coffee to enhance the customers' dining selection. Boulder Station's restaurants and bars are located in open settings that are designed to intermingle the dining and gaming experience.

    Boulder Station is master planned for further growth. After completion of the master-planned development, Boulder Station would offer 1,500 hotel rooms, 140,000 square feet of casino space with 3,500 slot and video poker machines and 50 table games, a 23-screen Act III movie theater complex, a bowling center, several restaurant concepts and additional lease space for food and
retail uses.   This master plan is designed to be executed in multiple phases over several years. Currently, there are neither definitive construction plans nor budgets for any portion of the master-planned development, and the scope of any project may vary significantly from that which has been described.

    Texas Station

    Texas Station, which commenced operations in July 1995, is situated on approximately 47 acres strategically located at the corner of Lake Mead Boulevard and Tonopah Highway in North Las Vegas. The facility features a friendly, "down-home" Texas atmosphere, highlighted by its distinctive early Texas architecture. Texas Station has approximately 258,000 square feet of main facility area in a low rise complex plus a six story, 200-room hotel tower and approximately 4,000 parking spaces (including a 1,500-space multi-level parking structure). The complex includes an approximately 75,000-square foot casino, five full-service restaurants, several fast-food outlets, a 132-seat entertainment lounge, seven additional bars, a high- quality 12-screen movie theater complex, a swimming pool, a non-gaming video arcade and a gift shop. The casino offers approximately 2,090 slot and video poker machines, 34 gaming tables, a keno lounge, a poker room, a bingo parlor and a race and sports book. Management believes that the theater complex provides a competitive advantage for the property and is an additional attraction that draws a significant number of patrons to the facility.

    Texas Station's five full-service restaurants have a total of over 1,300 seats. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Yellow Rose Cafe (a 24- hour coffee shop), the Stockyard Steakhouse, the Laredo Cantina and Cafe (a Mexican restaurant), the San Lorenzo (an Italian restaurant) and the Market Street Buffet (featuring seven different food stations). In addition to the Texas Station themed restaurants, guests may also take advantage of the unique features of the Whiskey Bar with a seven-foot high bronco rider, which rotates on a pedestal and may be viewed by patrons on all sides, the Garage Bar which features a 1976 fire-engine red Cadillac Eldorado with seven-foot Texas long-horns on the hood, or the Armadillo Honky Tonk where a 3,000 piece cut glass armadillo is the centerpiece of a dance hall. The facility also offers fast-food outlets, including a pizza kitchen and ice cream shop. Management believes that the quality and variety of the restaurants offered at the facility are a major draw in the rapidly growing North Las Vegas and Summerlin markets.

    Texas Station is master planned for further growth. The master plan would create a complex with 700 hotel rooms, 127,000 square feet of casino space with approximately 3,500 slot and video poker machines and 50 table games, over 55,000 square feet of banquet and meeting space, additional movie theaters, additional arcade space and a 70-lane bowling alley. As previously noted, the Company has commenced construction on the next phase of this master plan. The completed master plan may be executed in multiple phases over several years. Except as noted previously, no additional construction plans or budgets for the remaining master plan have been developed and the ultimate scope of the master plan may vary significantly from that which has been described.

    Sunset Station

    Sunset Station, which commenced operations on June 10, 1997 is located on an approximately 105-acre parcel at the intersection of Interstate 515 and Sunset Road. Multiple access points provide customers convenient access to the gaming complex and parking areas. Situated in the path of development along Interstate 515, the major thoroughfare into Las Vegas from Boulder City and Arizona, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and eight miles southeast of Boulder Station.

    Sunset Station is distinguished from the Company's other properties by its interior and exterior Spanish/Mediterranean-style architecture. The facility features approximately 350,000 square feet of main facility area, plus a 20-story, 467-room hotel tower and approximately 4,200 parking spaces. The complex includes an approximately 80,000-square foot casino, with approximately 2,750 slot and video poker machines, 55 gaming tables, a keno lounge, a poker room, a bingo parlor and a race and sports book. The complex also includes six full-service restaurants, themed to capitalize on the restaurants at the Company's other properties, an entertainment lounge, additional bars, a microbrewery, a gift shop, a non-gaming video arcade, tenant lease space for additional restaurants, a high-quality 13-screen movie theater complex, a child-care facility, an outdoor swimming pool and an amphitheater, as well as several fast-food outlets and franchises.

    Sunset Station's six full-service restaurants have a total of over 2,100 seats featuring "live-action" cooking and simulated patio dining. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Sunset Cafe (a 24-hour coffee shop), the Casa Del Sol (a seafood restaurant), the Capri (an Italian restaurant), Rosalitas (a Mexican restaurant), Sunset Brewing Company (a microbrewery) and The Feast Around the World, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Guests may also take advantage of the Gaudi Bar, a center piece of the casino featuring over 8,000 square feet of stained-glass and a water light display. The facility also offers fast-food outlets including Fat Burger, Viva Salsa, Capri Pizza, Kenya's Bakery and Ben & Jerry's Ice Cream.

    Sunset Station is master planned for further growth. The completed master planned development would create a complex with 2,000 hotel rooms, 130,000 square feet of casino space, 60,500 square feet of banquet and meeting space, a bowling center and additional leasable space for retail and entertainment venues. As previously noted, the Company has commenced construction of the next phase of this master plan. The master plan is designed to be executed in phases over multiple years. Except as noted previously, no additional construction plans or budgets for the remaining master plan have been developed and the ultimate scope of the master plan may vary significantly from that which has been described.

    Sunset Station is located on approximately 105 acres, of which only approximately 70 acres have been developed. The Company is currently evaluating potential development plans for the undeveloped property. Uses for the land could include a life-style entertainment retail center, as well as the development of several pads for various build-to-suit retail, restaurant and entertainment concepts and a 199-gaming machine bar and restaurant. Timing and definitive plans have not yet been determined for such a development.

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

    The Station Casino Kansas City facility features two continuously docked gaming vessels situated in a man-made protective basin. The two gaming facilities feature approximately 140,000 square feet of gaming space that offers approximately 3,070 slot and video poker machines and 158 gaming tables and a poker room. Station Casino Kansas City is the fourth largest casino in the United States in terms of casino square footage and the Company believes the facility offers the first Las Vegas-style gaming experience in the Midwest. The gaming facilities are docked adjacent to a land-based entertainment facility with approximately 526,000 square feet of main facility area which includes a 200-room hotel, seven full-service restaurants, several fast-food outlets, 11 bars and lounges, a 1,400-seat Grand Pavillion featuring headline entertainment, a Kid's Quest child-care facility, a high-quality 18-screen movie theater complex operated by Act III, a 5,700-square foot non-gaming video arcade and midway operated by Sega Game Works, a gift shop and parking for 5,000 vehicles.

    Station Casino Kansas City's restaurants offer a variety of high- quality food at reasonable prices. Restaurants include an all-you-can-eat live action buffet "Feast Around the World," featuring Italian, Mexican, Chinese, barbecue, and traditional American fare, Bugatti's Little Italy Cafe, featuring fine Italian cuisine and a wine bar with an extensive selection, Pancho Villa's Cantina, featuring southwestern foods, the Orleans Seafood Co. and Oyster Bar, featuring fresh Louisiana style seafood, and the Hafbrauhaus Brewery & Biergarten featuring a wide selection of micro-brewed lagers, an assortment of American and Bavarian cuisine and live entertainment. In addition, Station Casino Kansas City leases space to a well-known Kansas City favorite, Arthur Bryant's Barbeque. Additionally, the complex offers Winstead's (a hamburger outlet), the Morning Glory Coffee Cafe and Bakery featuring fresh-baked goods and the Royal Chieftan Cigar Co., offering a wide variety of fine cigars and cigar accessories.

    The Company believes that Station Casino Kansas City offers significant growth and expansion opportunities that can be implemented on an incremental basis. The project is master-planned for multi-phased growth including additional hotel rooms, restaurants and other entertainment facilities. The development of the additional facilities is subject to numerous uncertainties, including future market conditions, regulatory approvals, the outcome of certain litigation (See Item 3 Legal Proceedings) and ultimate financial viability.

    Station Casino St. Charles

    Station Casino St. Charles commenced operations in May 1994. Station Casino St. Charles is a master-planned gaming and entertainment complex featuring a historic riverboat theme. Station Casino St. Charles is situated immediately north of the Interstate 70 bridge in St. Charles on approximately 52 acres owned by the Company. The Station Casino St. Charles complex is strategically located to attract customers from the St. Charles and greater St. Louis area, as well as tourists from outside the region. Management believes that this location offers the Company certain competitive advantages relative to both existing and future riverboat facilities in the region. The site is adjacent to the Interstate 70 bridge. Interstate 70 is a 10-lane, east-west expressway offering quick and easy accessibility to and direct visibility of the Station Casino St. Charles site. Furthermore, the Station Casino St. Charles location is approximately seven miles from St.
Louis' airport, offering convenience to the air traveler and access to the large number of hotel rooms in the area.

    Station Casino St. Charles currently features two gaming vessels -- a 292-foot long by 74-feet wide gaming riverboat known as "The Station Casino Belle" and a floating two-story, 105,000-square foot gaming and entertainment facility. The two current gaming vessels have 47,000 square feet of gaming space with capacity for 4,000 gaming customers, as well as food and beverage and other related facilities. Station Casino St. Charles offers approximately 1,845 slot and video poker machines, 75 gaming tables and a poker room.
Station Casino St. Charles features a 250-seat all-you-can-eat buffet known as "The Feast," as well as an 80-seat specialty steakhouse known as "The Broiler." In addition to the casinos and restaurants, the facility offers seven bars, a fast-food court, an entertainment lounge, a lobby, a ticketing facility and a gift shop.

    Capitalizing on its operating experience in Las Vegas, the facility has emphasized convenience in offering two separate gaming facilities. In doing so, the Company is able to stagger its two hour cruises to begin each hour of the day from nine in the morning until two the following morning, seven days a week. With a 45 minute boarding time, the longest a customer has to wait is 15 minutes to enter a gaming facility. Additionally, the Company received approval for continuously docked gaming on each of the gaming facilities. In Missouri, continuously docked gaming requires "simulated cruising," which allows customers to board only at certain specified times; however, the customer may leave at any time, which is significantly more convenient for the customer.

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

THE SOUTHWEST COMPANIES

    The Company provides slot route management services to numerous food and beverage establishments and commercial businesses in Southern Nevada through its subsidiary, Southwest Gaming Services, Inc. ("SGSI").

    SGSI commenced its slot route business in southern Nevada in December 1990. Management combined its gaming experience with its route management abilities to capitalize on the rapidly expanding slot route business. SGSI has approximately 720 machines in service throughout southern Nevada.

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

    Palace Station, Boulder Station, Texas Station and Sunset Station face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. Such competition includes at least ten hotel-casinos targeted primarily towards local residents and repeat visitors, as well as numerous non-hotel gaming facilities targeted towards local residents. The Company competes with other locals oriented hotel-casinos by focusing on repeat customers and attracting these customers through innovative marketing programs. The Company's value-oriented, high-quality approach is designed to generate repeat business. Additionally, the casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Currently, there are approximately 27 major gaming properties located on or near the Las Vegas Strip, 14 located in the downtown area and several located in other areas of Las Vegas. In addition, seven new hotel-casinos and four hotel-casino expansions are under construction or have been announced, which will add approximately 19,000 rooms to the Las Vegas area over approximately the next two years. Five of the new hotel-casinos are major resorts with a theme and an attraction which are expected to draw significant numbers of visitors. These new facilities could have a positive effect on Palace Station, Boulder Station, Texas Station and Sunset Station if more visitors are drawn to Las Vegas. However, major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the businesses of Palace Station, Boulder Station, Texas Station and Sunset Station. The additional capacity has had little, if any, impact on Palace Station's, Boulder Station's, Texas Station's, or Sunset Station's hotel occupancy or casino volume to date, although there can be no assurance that hotel occupancy or casino volume will not be adversely affected in the future.

    The Company's Las Vegas casino properties face more direct competition from ten hotel-casinos primarily targeted to the local and the repeat visitor markets. Some of these competitors have completed expansions and existing competitors and new entrants into these markets are in the planning stages or under construction. Although the Company has competed strongly in these marketplaces, there can be no assurance that additional capacity will not have a negative impact on the Company.

    The Missouri Gaming Commission has been empowered to determine the number of gaming licenses supportable by the region's economic situation. As of March 31, 1998, 37 applications for gaming licenses had been filed with the State of Missouri, including nine applications to operate in the St. Louis marketplace. Eleven of these 37 applicants have been granted a license, permitting gaming operations in St. Louis, Kansas City, St. Joseph and Caruthersville, Missouri. Station Casino St. Charles competes primarily with other gaming operations in and around St. Louis, Missouri. Currently, in addition to Station Casino St. Charles, there are four facilities operating in the St. Louis market, including a facility in Maryland Heights which opened in March 1997. In particular, the Company expects that Station Casino St. Charles will be directly impacted by competition from the facility located in Maryland Heights due to the size, quality and close proximity of that facility. The Company has experienced a decline in revenues at Station Casinos St. Charles since the opening of the Maryland Heights facility. The Company has taken steps management believes to mitigate the effects of such competition and the decline in revenues has stabilized. Additionally, two of the four competitors operating in the St. Louis market are located in Illinois, which does not impose a $500 loss limit. Gaming also has been approved by local voters in jurisdictions near St. Louis, including St. Charles, Jefferson City and other cities and counties along the Mississippi and Missouri Rivers. Any new gaming operations developed near St. Louis would likely provide significant competition to Station Casino St. Charles. Gaming laws in surrounding states and in other areas may be amended in ways that would increase the competition to Station Casino St. Charles.
This increasing competition could have a material adverse effect on the Company's business.

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

    Several companies are engaging in riverboat gaming in states neighboring Missouri. Illinois sites, including Alton, East St. Louis, and Metropolis, enjoy certain competitive advantages over Station Casino St. Charles because Illinois, unlike Missouri, does not impose limits on the size of losses and places fewer restrictions on the extension of credit to customers. In contrast, Missouri gaming law provides for a maximum loss of $500 per player on each cruise and prohibits the extension of credit (except credit cards and checks). Unlike Illinois gaming law, the Missouri gaming law places no limits on the number of gaming positions allowed at each site. As of March 31, 1998, Illinois had approved a total of ten licenses. While riverboats currently are the only licensed form of casino-style gaming in Illinois and the number of licenses is restricted to ten, possible future competition may arise if gaming is legalized in or around Chicago, which was specifically excluded from the legislation permitting gaming in Illinois.

    In addition certain litigation in Missouri may impact the competitive position of the Company and its Missouri competitors. The Company cannot anticipate the results of the outcome of such litigation or the impact on the Company or its competitors (See Item 3 Legal Proceedings).

    The Company's Missouri gaming operations also compete to a lesser extent with the riverboat and floating gaming facilities in Mississippi, Louisiana, Iowa and Indiana. Like Illinois, neither Mississippi nor Louisiana gaming legislation imposes limits on wagers or losses. Mississippi had 30 licensed riverboats and two licensed operations which have not yet opened as of April 30, 1998. In addition, Mississippi has one land-based casino located on Indian lands. In Louisiana, 15 licenses for gaming vessels have been granted, which is the maximum number of licenses currently authorized in the state, and 14 vessels have commenced operations. Gaming laws in these surrounding states and in other areas may be amended in ways that would increase the competition to the Company's Missouri gaming operations.

    To a lesser extent, the Company's operations compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, with facilities in Atlantic City, New Jersey and other parts of the world and with state-sponsored lotteries, on-and-off-track pari-mutuel wagering, card parlors and other forms of legalized gambling.

REGULATION AND LICENSING

    Nevada Gaming Regulations

    The ownership and operation of casino gaming facilities, the operation of gaming device routes and the manufacture and distribution of gaming devices in Nevada are subject to: (i) the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada
Board"), the City of Las Vegas, the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"), the City of North Las Vegas, the City of Henderson and certain other local regulatory agencies. The Nevada Commission, the Nevada Board, the City of Las Vegas, the Clark County Board, the City of North Las Vegas, the City of Henderson, and certain other local regulatory agencies are collectively referred to as the "Nevada Gaming Authorities."

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

    The Company's direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. SGSI is licensed as a distributor and as an operator of a slot machine route. Palace Station, Boulder Station, Texas Station, and Sunset Station have received licenses to conduct nonrestricted gaming operations. Town Center Amusements, Inc. ("TCAI") has been licensed to conduct nonrestricted gaming operations at Barley's Casino & Brewing Company, a micro brewery and casino located in Southeast Las Vegas. The Company's ownership in TCAI is held through an intermediary company known as Green Valley Station, Inc. ("GVSI") which is licensed as a member and Manager of TCAI. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of Palace Station, Boulder Station, Texas Station, Sunset Station, GVSI, and SGSI. The Company is also licensed as a manufacturer and distributor. Palace Station, Boulder Station, Texas Station, Sunset Station, GVSI and SGSI are each a corporate gaming licensee and TCAI is a limited liability company licensee (individually a "Gaming Subsidiary" and collectively the "Gaming
Subsidiaries") under the terms of the Nevada Act.  As a Registered
Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and the Nevada Board and furnish any other information which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (individually, a "Gaming License" and collectively, the "Gaming Licenses") required in order to engage in gaming activities in Nevada.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation, such as the Company or the Gaming Subsidiaries, which hold a license, in order to determine whether such individual is suitable or should be licensed as a business associate of a Registered Corporation or a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities.
The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position.

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

    If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Palace Station, Boulder Station, Texas Station, Sunset Station, and Barley's Casino and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the Gaming Licenses of the Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any Gaming License would) materially adversely affect the Company's gaming operations.

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

    The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. An "institutional investor," as defined in the Nevada Commission's regulations, which acquires beneficial ownership of more than 10%, but not more than 15% of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense.
The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Gaming Subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

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

    The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On May 22, 1997, the Nevada Commission granted the Company prior approval to make offerings under a Shelf Registration for a period of twenty-two months, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two year approval period. The Shelf Approval also applies to any affiliated company wholly- owned by the Company (an
"Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, the Company or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the serving or selling of food or refreshments or the selling of any merchandize. Nevada licensees that hold a license as an operator of a slot route, or manufacturer's or distributor's license also pay certain fees and taxes to the state of Nevada.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability or whom a court in the state of Nevada has found guilty of cheating. The loss or restriction of the Company's gaming licenses in Nevada would have a material adverse effect on its business and could require the Company to cease gaming operations in Nevada.

    The Crescent Entities and the Operating Joint Venture will be required to obtain all Gaming Licenses necessary for the ownership, leasing and operation of the Casino Properties and approvals of the Merger.

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

    However, due to both a January 25, 1994, ruling by the Missouri Supreme Court which held that games of chance, including certain games authorized under the Missouri Gaming Law such as bingo and keno, constitute "lotteries" and were therefore prohibited under the Missouri Constitution and the failure of a state wide election on April 5, 1994, to adopt a constitutional amendment that would have exempted excursion boats and floating facilities from such constitutional prohibition on lotteries, the Company commenced operations only with those games which involve some element of skill ("limited gaming"), such as poker and blackjack, that would be constitutionally permissible. The authorization of both games of skill and games of chance ("full-scale gaming") occurred on November 9, 1994 with passage by Missouri voters of a constitutional amendment virtually identical to the measure which was defeated on April 5, 1994. Full-scale gaming became effective on December 9, 1994, and by the end of December 1994, the Company was conducting full scale gaming on both its excursion and dockside casinos in St. Charles, Missouri.

    Opponents of gaming in Missouri have brought several legal challenges to gaming in the past and may possibly bring similar challenges in the future. There can be no assurances that any future challenges, if brought, would not further interfere with full-scale gaming operations in Missouri, including the operations of the Company and its subsidiaries. On November 25, 1997, the Supreme Court ruled, in a case involving certain operators who compete with Station Casino St. Charles in Maryland Heights, Missouri, that gaming may occur only in artificial spaces that are contiguous to the surface stream of the Missouri and Mississippi rivers. The effect this ruling may have on operations at Station Casino Kansas City cannot be predicted.

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

    The Missouri Gaming Law imposes operational requirements on riverboat operators, including a charge of two dollars per gaming customer that licensees must pay to the Missouri Gaming Commission, certain minimum payout requirements, a 20% tax on adjusted gross receipts, prohibitions against providing credit to gaming customers (except for the use of credit cards and cashing checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee's riverboat. Licensees must also submit audited quarterly financial reports to the Commission and pay the associated auditing fees. Other areas of operation which are subject to regulation under Missouri rules are the size, denomination and handling of chips and tokens; the surveillance methods and computer monitoring of electronic games; accounting and audit methods and procedures; and approval of an extensive internal control system. The Missouri rules also require that all of an operator's purchases of chips, tokens, dice, playing cards and electronic gaming devices must be acquired from suppliers licensed by the Missouri Gaming Commission. The Missouri Gaming Law provides for a loss limit of $500 per person per excursion and requires licensees to maintain scheduled excursions with boarding and disembarking times regardless of whether the riverboat cruises. Although the Missouri Gaming Law provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission is empowered to impose such space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. The Missouri Gaming Law also includes requirements as to the form of riverboats, which must resemble Missouri's riverboat history to the extent practicable and include certain non-gaming amenities. All eleven licensees in Missouri are authorized to conduct all or a portion of their operations on a dockside basis.

    With respect to the availability of dockside gaming, which may be more profitable than excursion gaming, the Missouri Gaming Commission is empowered to determine on a site-by-site basis where such gaming is appropriate and shall be permitted. All other riverboats will be required to cruise. On December 27, 1994, Station Casino St. Charles was granted a dockside gaming license for its floating gaming facility by the Missouri Gaming Commission. On April 16, 1996, Station Casino St. Charles, subsequently received approval from the Missouri Gaming Commission to conduct its operations on its excursion gaming riverboat on a continuously docked basis. The U.S. Coast Guard has recommended to the Missouri Gaming Commission that all gaming vessels on the Missouri River be required to remain dockside because certain characteristics of the Missouri River, including turbulence, lack of emergency response infrastructure and potential congestion, create substantially elevated risks for the operation of large capacity passenger vessels. Dockside gaming in Missouri may differ from dockside gaming in other states, such as Mississippi, because the Missouri Gaming Commission has the ability to require "simulated cruising." This requirement permits customers to board dockside riverboats only at specific times and prohibits boarding during a certain portion of each simulated cruise, which is presently two hours in length. Dockside gaming in Missouri may not be as profitable as dockside gaming in other states, that allow for continuous customer ingress and egress.

    The Company may not make a public issuance of debt or ownership interests without first notifying the Missouri Gaming Commission at least 15 days prior to such issuance. The Missouri Gaming Commission may reopen the licensing hearing of the gaming licensee prior to or following the consummation date to consider the effect of the transaction on the gaming licensee's suitability.

    The Crescent Entities and the Operating Joint Venture will be required to obtain all Gaming Licenses necessary for the ownership, leasing and operation of the Casino Properties and approvals of the Merger.

    General Gaming Regulations in Other Jurisdictions

    If the Company becomes involved in gaming operations in any other jurisdictions, such gaming operations will subject the Company and certain of its officers, directors, key employees, stockholders and other affiliates ("Regulated Persons") to strict legal and regulatory requirements, including mandatory licensing and approval requirements, suitability requirements, and ongoing regulatory oversight with respect to such gaming operations. Such legal and regulatory requirements and oversight will be administered and exercised by the relevant regulatory agency or agencies in each jurisdiction (the "Regulatory Authorities"). The Company and the Regulated Persons will need to satisfy the licensing, approval and suitability requirements of each jurisdiction in which the Company seeks to become involved in gaming operations. These requirements vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. In general, the procedures for gaming licensing, approval and finding of suitability require the Company and each Regulated Person to submit detailed personal history information and financial information to demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by law and regulation in each jurisdiction, followed by a thorough investigation by such Regulatory Authorities. In general, the Company and each Regulated Person must pay the costs of such investigation. An application for any gaming license, approval or finding of suitability may be denied for any cause that the Regulatory Authorities deem reasonable. Once obtained, licenses and approvals may be subject to periodic renewal and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit or restrict a license, approval or finding of suitability for any cause they deem reasonable. Fines for violations may be levied against the holder of a license or approval and in certain jurisdictions, gaming operation revenues can be forfeited to the state under certain circumstances. There can be no assurance that the Company will obtain all of the necessary licenses, approvals and findings of suitability or that its officers, directors, key employees, other affiliates and certain other stockholders will satisfy the suitability requirements in one or more jurisdictions, or that such licenses, approvals and findings of suitability, if obtained, will not be revoked, limited, suspended or not renewed in the future.

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

EMPLOYEES

    As of May 29, 1998, the Company and its subsidiaries had approximately 10,400 employees. Management believes that it has good relationships with its employees.

ITEM 2. PROPERTIES

    Palace Station is situated on approximately 39 acres located on the west side of Las Vegas, Nevada. The Company owns 26 acres and leases the remaining 13 acres pursuant to five long-term ground leases with unaffiliated third parties. The property is subject to a lien to secure borrowings under the Company's reducing revolving bank credit facility.

    Boulder Station is situated on approximately 45 acres located on the east side of Las Vegas, Nevada. The Company owns 18 acres and leases the remaining 27 acres from a trust pursuant to a long-term ground lease. The trustee of such trust is Bank of America NT&SA and the beneficiary of which is KB Enterprises, an affiliated company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the "Related Lessor"), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of the Company. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $125,000 through June 1998. The rent will be adjusted in July 1998 and every ten years thereafter by a cost of living factor. In July 2003, and every ten years thereafter the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals beginning in June 1998, to purchase the land at fair market value.
The Company is not expected to exercise its June 1998 option. The Company believes that the terms of the ground lease are as fair to the Company as could be obtained from an independent third party. The Company's leasehold interest in the property and the acreage it owns directly are subject to a lien to secure borrowings under the Company's reducing revolving bank credit facility.

    Texas Station is situated on approximately 47 acres located in North Las Vegas, Nevada. The Company leases the property from a trust pursuant to a long-term ground lease. The trustee of such trust is Bank of America NT&SA and the beneficiary of which is Texas Gambling Hall & Hotel, Inc. an affiliate company of the Related Lessor. The lease has a maximum term of 65 years, ending in May 2060. The lease provides for monthly rental payments of $150,000 until July 2000. In July 2000, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. The rent will be further adjusted by a cost of living factor after the first ten years and every ten years thereafter. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals beginning in May 2000, to purchase the land at fair market value. Pursuant to the ground lease, the lessor will have a right to put the land to the Company, exercisable no later than one year after the first to occur of (a) a change of control (as defined in the lease), including the Merger, or (b) delivery of written notice that such a change of control is anticipated, at a purchase price equal to fair market value as determined by negotiation. The Company has not received such notice in connection with the Merger as of the date of this filing. The Company believes that the terms of the ground lease are as fair to the Company as could be obtained from an independent third party. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Company's reducing revolving bank credit facility.

    Station Casino St. Charles is situated on approximately 52 acres located immediately north of Interstate 70 on the edge of the Missouri River in St. Charles, Missouri. The Company owns the entire 52 acres. The Company's ownership interest in the St. Charles property is subject to liens to secure borrowings under the Company's reducing revolving bank credit facility.

    Station Casino Kansas City is situated on approximately 171 acres in Kansas City, Missouri. The Company entered into a joint venture with an unaffiliated third party to acquire the property. Station Casino Kansas City leases the site from the joint venture with monthly payments of $90,000 through the remainder of the lease term. The lease term was extended to March 31, 2006, with the option to extend the lease for up to eight renewal periods of ten years each plus one additional period of seven years. Commencing April 1, 1998, the rent was, and every anniversary thereafter the rent will be, adjusted by a cost of living factor. In connection with the joint venture agreement, the Company received an option that provided for the right to acquire the joint venture partners interest in this joint venture. The Company has the option to purchase this interest at any time after April 1, 2002 through April 1, 2011 for $11.7 million, however, the purchase price will be adjusted by a cost of living factor of not more than 5% or less than 2% per annum commencing April 1, 1998. The Company paid $2.6 million for this option. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Company's reducing revolving bank credit facility, and under certain circumstances the reducing revolving bank credit facility permits the lenders to force the exercise of such option.

    Sunset Station is situated on approximately 105 acres located in the Green Valley/Henderson area of Las Vegas, Nevada. The Company leases approximately 48 acres pursuant to a long-term ground lease with an unaffiliated third party. The lease was entered into in June 1994, and has a term of 65 years with monthly rental payments of $120,000, adjusted on each subsequent five-year
anniversary by a cost of living factor.   On the seventh anniversary date of
the lease, the Company has the option to purchase the land for $23.8 million. The lessor also has an option to sell the land to the Company for $21.8 million on the seventh anniversary of the lease. The remaining approximate 52 acres were purchased by the Company in September 1995, for approximately $11 million.

    The Company has acquired or leased several parcels of land in various jurisdictions as part of the Company's development activities. At March 31, 1998, $20.6 million of land had been acquired for potential gaming projects in jurisdictions where gaming has been approved. In addition, $3.7 million of land had been acquired in certain jurisdictions where gaming has not yet been approved. No assurances can be made that these jurisdictions will approve gaming in the future.

ITEM 3. LEGAL PROCEEDINGS

    The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

    A suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et al., as class representative, on April 26, 1994, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et al., as class representative, in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel-casino companies. The lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court, for the State of Nevada. On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff, Larry Schreier, et. al, as class representative, in the United States District Court for the District of Nevada, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot machines, including the Company. Motions to dismiss the Poulos/Ahearn and Schreier cases were filed by Defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996. On May 31, 1996, an Amended Complaint was filed, naming William H. Poulos, et. al, as plaintiff. Defendants filed a motion to dismiss. On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to dismiss the Amended Complaint. In December 1996, the Court consolidated the Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants' Motions to Dismiss the Amended Complaints. The plaintiffs filed a Consolidated Amended Complaint on
February 13, 1997.   On or about December 19, 1997, the Court issued formal
opinions granting in part and denying in part the defendants' motion to dismiss. In so doing, the Court ordered plaintiffs to file an amended complaint in accordance with the Court's orders in January of 1998. Accordingly, plaintiffs amended their complaint and filed it with the United Stated District Court, for the State of Nevada in February 1998. The Company and all other defendants continue to deny the allegations contained in the amended complaint filed on behalf of plaintiffs. The plaintiffs are seeking compensatory, special, consequential, incidental, and punitive damages in unspecified amounts. The defendants have committed to vigorously defend all claims and allegations contained in the consolidated action. The Company does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

    A suit seeking status as a class action lawsuit was filed by plaintiff Nicole Anderson, et. al., as class representative, on September 24, 1997, in the United States District Court for the Eastern District of Missouri, Eastern Division. The lawsuit alleges certain racially based discriminatory action at Station Casino St. Charles and seeks injunctive relief and compensatory, special, consequential, incidental and punitive damages in unspecified amounts. On or about October 24, 1997, plaintiff filed her first amended complaint. On November 24, 1997, the Company filed its answer to plaintiff's first amended complaint which denied the allegations contained therein. The Company does not believe the suit has merit and intends to defend itself vigorously.

    On January 16, 1997, the Company's gaming license in Kansas City was formally issued for its facility, which is located in a man-made basin filled with water piped in from the surface of the Missouri River. In reliance on numerous approvals from the Missouri Gaming Commission specific to the configuration and granted prior to the formal issuance of its gaming license, the Company built and opened the Station Casino Kansas City facility. The license issued to the Company and the resolutions related thereto specifically acknowledge that the Missouri Gaming Commission had reviewed and approved this configuration. On November 25, 1997, the Supreme Court of Missouri, in a case challenging the gaming licenses of certain competitors of Station Casino St. Charles located in Maryland Heights, Missouri, ruled that gaming in artificial spaces may occur only in spaces that are contiguous to the surface stream of the Missouri and Mississippi Rivers. The case was remanded to the trial court for a factual determination as to whether such competing operators meet this requirement.

     Based upon this Missouri Supreme Court ruling (the "Akin Ruling"), the Missouri Gaming Commission attempted to issue preliminary orders for disciplinary action to all licensees in Missouri that operate gaming facilities in
artificial basins.   These preliminary orders started the hearing process, which allows the affected licensees to demonstrate that they are, in fact, contiguous to the surface stream of the Missouri or Mississippi River. Station Casino Kansas City was issued a preliminary order for disciplinary action. Station Casino St. Charles did not receive such an order. The preliminary orders were challenged by the licensees. The Circuit Court of Cole County granted writs of prohibition preventing the Missouri Gaming Commission from proceeding with such hearings under the Missouri Gaming Commission's existing procedures. The Missouri Gaming Commission sought further review of these writs of prohibition in the Missouri Supreme Court. On May 28, 1998, the Missouri Supreme Court quashed the writs of prohibition, allowing the Missouri Gaming Commission to proceed with hearings concerning Station Casino Kansas City and other licensees for alleged noncompliance with the Akin Ruling. Subsequent thereto, on June 18, 1998, the Missouri Gaming Commission issued an Amended Preliminary Order for Disciplinary Action against Station Casino Kansas City for noncompliance with the Akin Ruling.

    Prior to this ruling, on January 16, 1998, Station Casino Kansas City's licenses were renewed for one year, subject to the satisfactory resolution of the issues raised in the Akin Ruling. Furthermore, after the Akin Ruling was entered by the Missouri Supreme Court, but before any further proceeding on remand, the plaintiffs dismissed the Akin case without prejudice. Because of the open questions raised but not answered in the Akin Ruling, it is not possible to predict what effect, if any, the Akin Ruling or Missouri Gaming Commission's action will have on operations at Station Casino Kansas City.

    At this time, based on discussions with its Missouri legal counsel, management of the Company believes that it has potentially meritorious defenses in any lawsuits or administrative actions that are based on the Akin Ruling. Management cannot provide any assurance, however, as to whether the Station Casino Kansas City facility would be found to comply with the guidelines described in the Akin Ruling, whether it would be permitted to modify the facility to comply with such standards, or whether the Company's legal defenses, electoral alternatives or other means available to permit the continued use of this current configuration would succeed. Further, it is unclear, in the event of a determination that the configuration of Station Casino Kansas City does not comply with the Akin Ruling, whether Station Casino Kansas City would be able to continue to operate or whether such findings would result in the temporary or permanent closure of Station Casino Kansas City.
Any or all of the steps management is currently taking in response to the Akin Ruling, including consideration of possible remediation of the site at a cost that management believes would not have a material adverse effect on the Company's financial position, could reverse or mitigate the financial impact of this action. However, the Company cannot provide any assurance that there would not be a material adverse impact in such an eventuality. Management of the Company does not believe, however, that the Akin Ruling will have a material adverse impact on the existing Station Casino St. Charles operations.

    A class action lawsuit was filed by plaintiff Stephen B. Small, et al., as class representative, on November 28, 1997, in the United States District Court for the Western District of Missouri, naming four gaming operators in Kansas City, Missouri, including Kansas City Station Corporation. The lawsuit alleges that the defendants are conducting gaming operations that are not located on the Missouri River in violation of certain state and federal statutes. The plaintiffs are seeking declaratory judgment that the operators are conducting illegal games of chance, as well as compensatory, special, consequential, and incidental damages in unspecified amounts. On January 28, 1998, the Company filed its answer to the complaint denying the allegations contained therein. Management believes that the claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1998.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Common Stock trades on New York Stock Exchange under the symbol "STN". Prior to September 5, 1996, the common stock traded on the Nasdaq Stock Market under the symbol "STCI." The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock as reported on the New York Stock Exchange or the Nasdaq National Market, as applicable.

                                                  HIGH    LOW
                                                  ----    ---
                FISCAL YEAR ENDED MARCH 31, 1998
                --------------------------------
                    First Quarter                  9.50    8.00
                    Second Quarter                 8.38    7.00
                    Third Quarter                 10.50    6.13
                    Fourth Quarter                16.63    9.94


                FISCAL YEAR ENDED MARCH 31, 1997
                --------------------------------
                    First Quarter                 16.38  11.63
                    Second Quarter                14.50  11.69
                    Third Quarter                 12.75   9.50
                    Fourth Quarter                10.88   8.00

    As of May 29, 1998, there were 899 holders of record of the Company's common stock.

    The Company has never paid cash dividends on any shares of Common Stock. The Company does not intend to pay cash dividends in the foreseeable future so that it may reinvest its earnings in the development of its business. The payment of dividends in the future will be at the discretion of the Board of Directors of the Company. Restrictions imposed by the Company's debt instruments and other agreements, including the Convertible Preferred Stock, limit the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Description of Certain Indebtedness and Capital Stock".

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for the Company's fiscal years ended March 31, 1994, 1995, 1996, 1997 and 1998 have been derived from consolidated financial statements which, except for 1994 and 1995, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.




                                                                                    FOR THE YEARS ENDED MARCH 31,
                                                                      1998          1997         1996        1995          1994
                                                                    ---------    ---------    ---------    ---------    ---------
                                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
Operating revenues:
   Casino .......................................................   $ 600,847    $ 450,013    $ 358,495    $ 210,534    $ 109,090
   Food and beverage ............................................     131,365       92,220       73,057       43,208       26,078
   Room .........................................................      37,330       27,420       23,614       17,690       14,360
   Other ........................................................      53,494       48,957       39,099       36,561       31,226
                                                                    ---------    ---------    ---------    ---------    ---------
       Gross revenues ...........................................     823,036      618,610      494,265      307,993      180,754
   Less promotional allowances ..................................     (53,426)     (35,095)     (27,408)     (17,715)     (11,211)
                                                                    ---------    ---------    ---------    ---------    ---------
      Net revenues ..............................................     769,610      583,515      466,857      290,278      169,543
                                                                    ---------    ---------    ---------    ---------    ---------

Operating costs and expenses:
   Casino .......................................................     291,102      203,857      150,805       92,812       47,492
   Food and beverage ............................................      89,928       68,994       57,659       34,045       19,528
   Room .........................................................      13,461       10,318        9,147        7,014        5,439
   Other ........................................................      24,658       23,927       24,902       27,270       22,432
   Selling, general and administrative ..........................     172,258      120,285       97,466       60,810       26,269
   Corporate expenses ...........................................      15,633       18,284       15,979       13,141        7,920
   Restructuring charge .........................................        --          2,016         --           --           --
   Development expenses .........................................         104        1,302        3,960        7,200        1,791
   Depreciation and amortization ................................      67,414       44,589       35,039       22,220       12,976
   Preopening expenses ..........................................      10,866       31,820        2,436       19,378         --
                                                                    ---------    ---------    ---------    ---------    ---------
      Total operating costs and expenses ........................     685,424      525,392      397,393      283,890      143,847
                                                                    ---------    ---------    ---------    ---------    ---------

Operating income ................................................      84,186       58,123       69,464        6,388       25,696

Interest expense, net ...........................................     (78,826)     (36,698)     (30,563)     (19,967)      (9,179)
Write-off of costs to elect REIT status .........................      (2,914)        --           --           --           --
Other income (expense) ..........................................      (6,566)         (47)       1,150        2,160        2,192
                                                                    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes and extraordinary item ........      (4,120)      21,378       40,051      (11,419)      18,709
Income tax (provision) benefit ..................................         966       (7,615)     (14,579)       3,477       (4,806)
Reinstatement of deferred taxes .................................        --           --           --           --         (4,486)
                                                                    ---------    ---------    ---------    ---------    ---------
Net income (loss) before extraordinary item .....................      (3,154)      13,763       25,472       (7,942)       9,417
Extraordinary item - loss on early retirement of debt, net of
   applicable income tax benefit ................................      (2,042)        --           --           --           --
                                                                    ---------    ---------    ---------    ---------    ---------
Net income (loss) ...............................................      (5,196)      13,763       25,472       (7,942)       9,417
Preferred stock dividends .......................................      (7,245)      (7,245)         (53)        --           --
                                                                    ---------    ---------    ---------    ---------    ---------
Net income (loss) applicable to common stock ....................   $ (12,441)   $   6,518    $  25,419    $  (7,942)   $   9,417
                                                                    =========    =========    =========    =========    =========
Proforma net income after income taxes (unaudited)(1) ...........   $    --      $    --      $    --      $    --      $  12,309
                                                                    =========    =========    =========    =========    =========
Basic and diluted earnings per share:
Earnings (loss) per common share ................................   $   (0.35)   $    0.18    $    0.75    $   (0.26)        --
Pro forma earnings per share (unaudited) (1) ....................        --           --           --           --      $    0.42
Weighted average common shares outstanding ......................      35,309       35,316       33,918       30,113         --
Pro forma weighted average common
   shares outstanding (unaudited) ...............................        --           --           --           --         29,413

                                                                            FOR THE YEARS ENDED MARCH 31,
                                                             1998          1997          1996         1995          1994
                                                           ---------     ---------     ---------    ---------     ---------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Other Data (2):
Number of hotel rooms..................................        2,195         1,728         1,528        1,328         1,028
Average daily occupancy rate...........................           93%           96%           94%          95%           97%
Casino square footage..................................      521,000       432,000       278,000      206,000        84,000
Number of slot machines................................       16,237        13,008         9,555        7,020         3,323
Capital expenditures (3)...............................    $ 134,385     $ 506,096     $ 307,745    $ 163,884     $ 102,687
EBITDA, As Adjusted (4)................................      162,466       136,548       106,939       47,986        41,743
EBITDAR, As Adjusted (4)...............................      174,894       141,921       113,476       50,563        41,983
Cash flows provided by (used in):
   Operating activities................................    $ 104,955     $ 111,803      $ 77,953     $ 48,494      $ 23,685
   Investing activities................................     (219,407)     (479,008)     (266,935)    (157,585)     (111,072)
   Financing activities................................      122,088       294,859       286,889      109,893        92,073

Balance Sheet Data:
Cash and cash equivalents                                   $ 50,158      $ 42,522     $ 114,868     $ 16,961      $ 16,159
Total assets...........................................    1,300,216     1,234,118       827,314      436,538       301,486
Long-term debt.........................................      900,226       760,963       464,998      299,814       159,460
Stockholder's equity...................................      286,887       298,848       278,470       87,886        95,791


(1) Reflects the provision for federal income taxes (assuming a 34% effective tax rate) as if the Company had not been treated as an S corporation during this period.

(2) Other Data relating to the number of hotel rooms, the casino square footage and the number of slot machines represent end of period data.

(3) Capital expenditures for the fiscal year ended March 31, 1994 included $52.8 million related to the development of Station Casino St. Charles and $31.9 million related to the development of Boulder Station. Capital expenditures for the fiscal year ended March 31, 1995 include $52.9 million related to the development of Station Casino St. Charles and $90.7 million related to the development of Boulder Station. Capital expenditures for the fiscal year ended March 31, 1996 include $84.9 million relate to the acquisition and completion of Texas Station, $25.0 million related to the parking garage and entertainment complex at Boulder Station, $62.8 million related to the development and construction of Station Casino Kansas City, $29.7 million related to the development and construction of Sunset Station and $39.4 million related to the expansion of Station Casino St. Charles including an elevated roadway, a parking structure and restaurant facilities. Capital expenditures for the fiscal year ended March 31, 1998 include $43.5 million related to the development and construction of Sunset Station and $31.9 million associated with the development and construction of the St. Charles Expansion.

(4) "EBITDA, As Adjusted" consists of operating income plus depreciation, amortization, preopening expenses and a one time restructuring charge in 1997. "EBITDAR, As Adjusted" represents EBITDA, As Adjusted plus rent expense. The Company believes that in addition to cash flows and net income, EBITDA, As Adjusted and EBITDAR, As Adjusted are useful financial performance measurements for assessing the operating performance of the Company. Together with net income and cash flows, EBITDA, As Adjusted and EBITDAR, As Adjusted provide investors with an additional basis to evaluate the ability of the Company to incur and service debt and incur capital expenditures. To evaluate EBITDA, As Adjusted and EBITDAR, As Adjusted and the trends they depict, the components of each should be considered. The impact of interest, taxes, depreciation and amortization, preopening expenses, a one time restructuring charge in 1997 and rent expense, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's operating performance, cannot be determined from EBITDA, As Adjusted or from EBITDAR, As Adjusted. Further, EBITDA, As Adjusted and EBITDAR, As Adjusted do not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and do not necessarily indicate that cash flows will be sufficient to fund cash needs. They should not be considered as an alternative to net income, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or EBITDAR information or adjustments to such measures may calculate EBITDA, EBITDAR or, such adjustments in the same manner as the Company, and therefore, the Company's measures of EBITDA, As Adjusted and EBITDAR, As Adjusted may not be comparable to similarly titled measures used by other gaming companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

    The following table highlights the results of operations for the Company:

                                                    Fiscal Year Ended March 31,
                                             ---------------------------------------
                                               1998           1997           1996
                                             ---------      ---------      ---------
         NEVADA OPERATIONS (a)
         -----------------

         Net revenues                        $ 470,393      $ 357,193      $ 304,316
         Operating income                    $  88,261      $  72,592      $  60,621
         EBITDAR, As Adjusted (b)            $ 144,077      $ 103,525      $  88,208
         EBITDA, As Adjusted (b)             $ 133,158      $  99,905      $  82,779

         MISSOURI OPERATIONS (a)
         -------------------

         Net revenues                        $ 273,800      $ 197,831      $ 129,878
         Operating income                    $   9,886      $   4,295      $  28,058
         EBITDAR, As Adjusted (b)            $  42,290      $  51,784      $  40,281
         EBITDA, As Adjusted (b)             $  40,791      $  50,680      $  39,627

         STATION CASINOS, INC. AND OTHER
         -------------------------------

         Net revenues                        $  25,417      $  28,491      $  32,663
         Operating loss                      $ (13,961)     $ (18,764)     $ (19,215)
         EBITDAR, As Adjusted (b)            $ (11,473)     $ (13,388)     $ (15,013)
         EBITDA, As Adjusted (b)             $ (11,483)     $ (14,037)     $ (15,467)

         TOTAL STATION CASINOS, INC.
         ---------------------------

         Net revenues                        $ 769,610      $ 583,515      $ 466,857
         Operating income                    $  84,186      $  58,123      $  69,464
         EBITDAR, As Adjusted (b)            $ 174,894      $ 141,921      $ 113,476
         EBITDA, As Adjusted (b)             $ 162,466      $ 136,548      $ 106,939

          (a) The Nevada Operations include the accounts of: Palace Station, Boulder Station, Texas Station and Sunset Station. The Missouri Operations include the accounts of: Station Casino St. Charles and Station Casino Kansas City.

          (b) "EBITDA, As Adjusted" consists of operating income plus depreciation, amortization, preopening expenses and a one time restructuring charge in 1997. "EBITDAR, As Adjusted" represents EBITDA, As Adjusted plus rent expense. The Company believes that in addition to cash flows and net income, EBITDA, As Adjusted and EBITDAR, As Adjusted are useful financial performance measurements for assessing the operating performance of the Company. Together with net income and cash flows, EBITDA, As Adjusted and EBITDAR, As Adjusted provide investors with an additional basis to evaluate the ability of the Company to incur and service debt and incur capital expenditures. To evaluate EBITDA, As Adjusted and EBITDAR, As Adjusted and the trends they depict, the components of each should be considered. The impact of interest, taxes, depreciation and amortization, preopening expenses, a one time restructuring charge in 1997 and rent expense, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's operating performance, cannot be determined from EBITDA, As Adjusted or from EBITDAR, As Adjusted. Further, EBITDA, As Adjusted and EBITDAR, As Adjusted do not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and do not necessarily indicate that cash flows will be sufficient to fund cash needs. They should not be considered as an alternative to net income, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or EBITDAR information or adjustments to such measures may calculate EBITDA, EBITDAR or such adjustments in the same manner as the Company, and therefore, the Company's measures of EBITDA, As Adjusted and EBITDAR, As Adjusted may not be comparable to similarly titled measures used by other gaming companies.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

        Consolidated net revenues increased 31.9% to $769.6 million for the fiscal year ended March 31, 1998, from $583.5 million in the prior year. The Company's Nevada Operations contributed $470.4 million of net revenues for the fiscal year ended March 31, 1998, an increase of 31.7% over the prior year. This increase in net revenues is due primarily to the opening of Sunset Station
in June 1997, as well as the continued improvement at Texas Station.   Net
revenues at Boulder Station declined approximately 2.8% due primarily to the opening of Sunset Station. The Company's Missouri Operations contributed $273.8 million of net revenues for the fiscal year ended March 31, 1998, an increase of 38.4% over the prior year. This increase in net revenues is due to a full year of operations at Station Casino Kansas City which opened in January 1997, offset by a decline of 23.5% in net revenues at Station Casino St. Charles due to increased competition in the St. Louis market with the opening of a new hotel/casino in Maryland Heights in March 1997.

        Consolidated operating income increased 44.8% to $84.2 million for the fiscal year ended March 31, 1998, from $58.1 million in the prior year. Operating income at the Company's Nevada Operations increased 21.6% to $88.3 million for the fiscal year ended March 31, 1998, from $72.6 million in the prior year. Excluding $10.9 million of preopening expenses primarily related to the opening of Sunset Station, the Nevada Operations generated operating income
of $99.1 million, an increase of 36.6% over the prior year.   Operating income
at the Company's Missouri Operations increased 130.2% to $9.9 million for the fiscal year ended March 31, 1998, from $4.3 million in the prior year. The increase in consolidated operating income, an increase in net interest expense of $42.1 million, the expiration of certain option payments to lease or acquire land for future development resulting in an expense of $5.0 million, the write-off of $2.9 million in transaction costs associated with the abandonment of plans to convert to a real estate investment trust, the donation of land with a book value of $1.8 million to the County of St. Charles and an extraordinary loss on the early retirement of the Sunset Station construction term note resulted in a net loss applicable to common stock of $12.4 million, or a loss per common share of $0.35 for the fiscal year ended March 31, 1998, compared to net income applicable to common stock of $6.5 million, or earnings per common share of $0.18 in the prior year.

        Casino. Casino revenues increased 33.5% to $600.8 million for the fiscal year ended March 31, 1998, from $450.0 million in the prior year. This increase is due to the opening of Sunset Station in June 1997, a full year of operations at Station Casino Kansas City which opened in January 1997 and improvements at Texas Station, offset by a decrease at Station Casino St. Charles due to the added competition noted above.

        Casino expenses increased 42.8% to $291.1 million for the fiscal year ended March 31, 1998, from $203.9 million in the prior year. The casino net profit margin decreased to 51.6% for the fiscal year ended March 31, 1998, from 54.7% in the prior year. The Company's Nevada Operations experienced a slight increase in net casino margin, while the Missouri Operations were negatively impacted in St. Charles due to the increased competition and Station Casino Kansas City which has a lower margin due to the start-up nature of its operations, and its late entry into the Kansas City market. In addition, the Missouri Operations have a lower margin than the Company's combined margin, due primarily to higher gaming tax rates in Missouri as compared to Nevada.

        Food and Beverage. Food and beverage revenues increased 42.4% to $131.4 million for the fiscal year ended March 31, 1998, from $92.2 million in the prior year. This increase is due to the opening of Sunset Station and a full year of operations at Station Casino Kansas City.

        Food and beverage net profit margins improved to 31.5% for the fiscal year ended March 31, 1998, from 25.2% in the prior year. This increase in margin is due to improvement at the Company's Nevada Operations, as well as Station Casino Kansas City, primarily as a result of continued focus on cost control.

        Room. Room revenues increased 36.1% to $37.3 million for the fiscal year ended March 31, 1998, from $27.4 million in the prior year. This increase is due primarily to the opening of Sunset Station in June 1997 and a full year of operations at Station Casino Kansas City. Room occupancy company-wide decreased to 93% from 96%, while the average daily room rate increased to $52 from $48 during the fiscal year ended March 31, 1998.

        Other. Other revenue increased 9.3% to $53.5 million for the fiscal year ended March 31, 1998, from $49.0 million in the prior year. This increase is due primarily to a full year of operations at Station Casino Kansas City and the opening of Sunset Station. Revenues from the Company's slot route business increased 3.7% to $21.8 million for the fiscal year ended March 31, 1998.

        Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") increased 43.2% to $172.3 million for the fiscal year ended March 31, 1998, from $120.3 million in the prior year. This increase is due to a full year of operations at Station Casino Kansas City and the opening of Sunset Station in June 1997. SG&A as a percentage of net revenues increased to 22.4% for the fiscal year ended March 31, 1998, from 20.6% in the prior year. This increase is due primarily to the new operations at Sunset Station and Station Casino Kansas City which, as new properties, tend to have a higher percentage of SG&A to net revenues.

        Corporate Expenses. Corporate expenses decreased 14.5% to $15.6 million for the fiscal year ended March 31, 1998, from $18.3 million in the prior year. Corporate expenses declined to 2.0% of net revenues for the fiscal year ended March 31, 1998, from 3.1% in the prior year. This reduction was the result of management's efforts to lower corporate expenses.

        Development Expenses. Development expenses decreased significantly for the fiscal year ended March 31, 1998, compared to the prior year. This decrease is the result of reduced efforts to identify new gaming opportunities.

        Depreciation and Amortization. Depreciation and amortization increased 51.2% to $67.4 million for the fiscal year ended March 31, 1998, from $44.6 million in the prior year. This increase is due primarily to the opening of Sunset Station and a full year of operations at Station Casino Kansas City.

        Preopening Expenses.   The Company capitalizes preopening expenses
associated with its construction projects, including Sunset Station which opened June 10, 1997. Such amounts are expensed upon the opening of the related project. During the fiscal year ended March 31, 1998, the Company expensed preopening expenses of $10.9 million related primarily to Sunset Station.

        Interest Expense, net. Interest costs incurred (expensed and capitalized) increased 56.8% to $92.3 million for the fiscal year ended March 31, 1998. This increase is primarily attributable to added interest costs associated with the 9 3/4% senior subordinated notes issued by the Company in April 1997, borrowings under the Sunset Station loan agreement and borrowings
under the reducing revolving credit facility.   Effective January 1, 1998, the
Company had ceased capitalizing interest on the expansion project at Station Casino St. Charles.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

    Consolidated net revenues increased 25.0% to $583.5 million for the fiscal year ended March 31, 1997, from $466.9 million in the prior year. The Company's Nevada Operations contributed $357.2 million of net revenues for the fiscal year ended March 31, 1997, an increase of 17.4% over the prior year. This increase is primarily due to improved operations at Boulder Station and the operations of Texas Station which opened in July 1995. The Company's Missouri Operations contributed $197.8 million of net revenues for the fiscal year ended March 31, 1997, an increase of 52.3% over the prior year. This increase is due to the opening of Station Casino Kansas City in January 1997,
as well as an increase in revenues at Station Casino St. Charles.   For the
fiscal year ended March 31, 1996, net revenues and operating income at Station Casino St. Charles were adversely impacted by flooding on the Missouri River, which closed operations for 16 days and disrupted operations through the balance of the first quarter of fiscal year 1996. During the fiscal year ended March 31, 1997, the improved results at Station Casino St. Charles were achieved despite disruption created from the construction of a new parking garage and elevated roadway, which opened in May 1996, and construction related to the further development of the property's master plan. Flooding on the Missouri River did occur again in May 1996. The newly completed parking garage and elevated roadway served one of its intended purposes in minimizing business disruption caused by the flood. Additionally, results at Station Casino St. Charles were adversely impacted with the opening of a new hotel/casino in March 1997.

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

    Casino net profit margin decreased to 54.7% from 57.9% in the prior year. This decrease is due to a slight decrease at the Nevada Operations and a lower margin at Station Casino Kansas City due to the start-up nature of the new operations. In addition, the Missouri Operations have a lower margin than the Company's combined margin due primarily to higher gaming tax rates in Missouri as compared to Nevada.

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

    Other.   Other revenues increased 25.2% to $49.0 million for the fiscal year ended March 31, 1997, from $39.1 million in the prior year. This increase is due to $2.3 million for the Company's interest in the operating income of Barley's Casino & Brewing Company which opened in January 1996, $3.1 million of lease income from the lease of a riverboat gaming facility, combined increases in other revenues at the Company's other operating properties of $7.5 million, offset by lost revenues of $3.0 million from the sale of vending assets of
Southwest Services which were sold in September 1995.   The riverboat gaming
facility lease terminated in August 1997. Revenues from the Company's slot route business remained constant at $21.0 million.

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

    Preopening Expenses. The Company capitalizes significant preopening expenses associated with its construction projects, including Station Casino Kansas City which opened January 16, 1997, and Sunset Station. These amounts are expensed upon the opening of the related project and could have a material adverse impact on the Company's earnings. During the fiscal year ended March 31, 1997, the Company expensed preopening expenses of $31.8 million substantially related to Station Casino Kansas City. Preopening expenses for the fiscal year ended March 31, 1996 relate to the opening of the new restaurant facilities at Station Casino St. Charles, the theater and parking garage at Boulder Station, the opening of Texas Station in July 1995 and the opening at Barley's Casino & Brewing Company in January 1996.

    Interest Expense, net.   Interest costs incurred (expensed and capitalized)
increased 59.2% to $58.8 million for the fiscal year ended March 31, 1997.
This increase is primarily attributable to added interest costs associated with the 10 1/8 % Senior Subordinated Notes issued by the Company in March 1996 and borrowings under the reducing revolving credit facility. During the first quarter of fiscal year 1997, the Company recorded interest income of $0.7 million from investments in tax free municipal securities purchased with the excess proceeds of the public offerings completed in March 1996. Capitalized interest is expected to continue, but at a reduced rate with the opening of Station Casino Kansas City in January 1997, due to the construction of a new casino facility in Las Vegas and expansion projects at the Company's Missouri facilities, as well as ongoing improvements at the Company's existing Las Vegas facilities.

LIQUIDITY AND CAPITAL RESOURCES

    During the fiscal year ended March 31, 1998, the Company's sources of capital included net proceeds of $144.3 million from the issuance of 9 3/4% senior subordinated notes (issued at a discount to yield 10.37%), which were used to re-pay amounts outstanding under the Company's reducing revolving bank credit facility, cash flows from operating activities of $105.0 million, net borrowings of $47.0 million under the reducing revolving bank credit facility and borrowings under the Sunset Loan Agreement (as defined herein) of $64.0 million, which was retired on March 31, 1998, with proceeds from the reducing revolving bank facility. At March 31, 1998, the Company had available borrowings of $6.0 million under its reducing revolving credit facility, subject to covenant restrictions and $50.2 million in cash and cash equivalents. Also, in connection with the Merger Agreement, the Company has the option to issue to Crescent and Crescent has agreed to purchase up to an aggregate of 115,000 shares of a new series of preferred stock ("Redeemable Preferred Stock") of the Company at a price of $1,000 per share (plus accrued dividends) in cash in increments of 5,000 shares (See "Description of Certain Indebtedness and Capital Stock - New Series of Preferred Stock").

    During the fiscal year ended March 31, 1998, total capital expenditures were approximately $134.4 million, of which approximately (i) $43.5 million was associated with the development and construction of Sunset Station, (ii) $31.9 million was associated with the development and construction of the expansion project at Station Casino St. Charles, (iii) $7.0 million was associated with the acquisition of land adjacent to Boulder Station, (iv) $12.8 million of net construction period interest, and (v) $39.2 million was associated with various other projects and maintenance capital expenditures.

    The Company's primary capital requirements during fiscal year 1999 are expected to include (i) the payment of construction contracts payable of approximately $10.5 million as of March 31, 1998, (ii) the expansion project at Sunset

Station, estimated to cost approximately $45 million, (iii) the expansion project at Texas Station estimated to cost approximately $51 million, (iv) maintenance capital expenditures, (v) principal and interest payments on indebtedness, including required reductions in the Bank Facility, including $22.4 million at June 30, 1998, which the Company expects to pay from the proceeds of the issuance of Redeemable Preferred Stock or borrowings from an institutional lender and (vi) dividend payments on convertible preferred stock. The Company previously commenced construction of an expansion project at Station Casino St. Charles (the "St. Charles Expansion Project"). As of March 31, 1998, construction on the project has ceased and management does not expect that any major construction on the project will resume before the Merger with Crescent is consummated. Once the Merger is consummated, the Company, jointly with Crescent, will determine the scope and timing of the project. Effective January 1, 1998, the Company has ceased capitalizing interest on this project. (See Note 3 to Consolidated Financial Statements). Under certain circumstances involving termination of the Merger Agreement, the Merger Agreement could require the Company to pay a $54 million break-up fee.

    The Company believes that cash flows from operations, vendor and lease financing of equipment, the Redeemable Preferred Stock (See "Description of Certain Indebtedness and Capital Stock - New Series of Preferred Stock") and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during fiscal year 1999. The Company, however, continually is evaluating its financing needs. If more attractive financing alternatives become available to the Company, the Company may amend its financing plans assuming such financing would be permitted under its existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements, including the Merger Agreement which require the Company to obtain the consent of certain other parties prior to issuing additional securities or selling assets. The Company does not anticipate paying the Merger Agreement break-up fee. However, if the Company were required to do so, the Company's ability to finance capital expenditures and expansions could be limited.

    Recently Issued Accounting Standards

    The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," both of which are effective for fiscal years beginning after December 15, 1997. Management estimates that these SFAS's will have no impact on the Company's results of operations or financial position.

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Reporting the Costs of Start-up Activities." The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998, and require that the costs associated with start-up activities (including preopening costs of casinos) be expensed as incurred.

    Year 2000

    The Company has evaluated its computer systems to determine whether or not such systems are Year 2000 compliant and a plan is currently in place to modify or replace those systems which are not Year 2000 compliant. All maintenance costs associated with this plan are being expensed as incurred and while the total cost of the plan has not been identified, management does not expect such cost to be material.

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

    Bank Facility

    The Company's secured, Amended and Restated Reducing Revolving Loan Agreement, dated as of March 19, 1996, as amended in August 1997 (the "Bank Facility"), is a reducing revolving credit facility which provides for borrowings up to an aggregate principal amount of $330 million as of March 31, 1998. The Bank Facility is secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino Kansas City and Station Casino St. Charles (collectively, the "Borrowers").
The Company and Southwest Gaming Services, Inc. guarantee the borrowings under the Bank Facility (collectively the "Guarantors"). The Bank Facility matures on
September 30, 2000.   In July 1997, the Company reduced the total amount
available under the Bank Facility by $30 million. As a result, no additional reductions are required until June 30, 1998 at which time the Bank Facility will reduce by $22.4 million each fiscal quarter through March 31, 2000. Borrowings under the Bank Facility bear interest at a margin above the bank's prime rate or the Eurodollar Rate, as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Bank Facility, will vary quarterly based on the combined Borrowers' and the Company's consolidated ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") adjusted for preopening expenses. As of March 31, 1998, the Borrowers' margin above the Eurodollar Rate on borrowings under the Bank Facility was 2.25%. Such margin will increase to 2.75% if the maximum funded debt to EBITDA (adjusted for preopening expenses) ratio is reached.

    The Bank Facility contains certain financial and other covenants. These include a maximum funded debt to EBITDA (adjusted for preopening expenses) ratio for the Borrowers combined of 2.75 to 1.00 for each fiscal quarter through June 30, 1998, and 2.50 to 1.00 for each fiscal quarter thereafter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.35 to 1.00 for the periods March 31, 1996 through June 30, 1998, and 1.50 to 1.00 for periods thereafter, a limitation on indebtedness, and limitations on capital expenditures. As of March 31, 1998, the Borrowers funded debt to EBITDA ratio was 1.83 to 1.00 and the fixed charge coverage ratio for the preceding four quarters ended March 31, 1998 was 1.65 to
1.00. A tranche of the Bank Facility contains a minimum tangible net worth requirement for Palace Station ($10 million plus 95% of net income determined as of the end of each fiscal quarter with no reduction for net losses) and certain restrictions on distributions of cash from Palace Station to the Company. As of March 31, 1998, Palace Station's tangible net worth exceeded the requirement by approximately $8.1 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

    In addition, the Bank Facility has financial covenants relating to the Company. These include prohibitions on dividends on, or redemptions of, the Company's common stock, restrictions on repayment of any subordinated debt, limitations on indebtedness beyond existing indebtedness, the Company's senior subordinated notes and other specified indebtedness, minimum consolidated tangible net worth requirements (adjusted upwards for post October 1, 1995 preopening expenses, not to exceed $18 million and for potential losses on disposed or discontinued assets, not to exceed $30 million), for the Company of $165 million plus 95% of post October 1, 1995 net income (not reduced by net losses) and 100% of net equity offering proceeds, and limitations on capital expenditures and investments. As of March 31, 1998, the Company's consolidated net worth exceeded the requirement by approximately $19.7 million. In March and June 1997, the Company obtained certain amendments to the Bank Facility in order to enhance its borrowing capacity under the Bank Facility. As amended, the Bank Facility includes a maximum funded debt to EBITDA (adjusted for preopening expenses) ratio, including annualized EBITDA (adjusted for preopening expenses) for any new venture, as defined, open less than a year, for the Company on a consolidated basis of 5.75 to 1.00 for the fiscal quarter ended December 31, 1997, 5.75 to 1.00 for the fiscal quarter ending March 31, 1998, 5.00 to 1.00 for the fiscal quarter ending June 30, 1998, 4.75 to 1.00 for the fiscal quarter ending September 30, 1998, 4.50 to 1.00 for the fiscal quarter ending December 31, 1998, 4.25 to 1.00 for each fiscal quarter through June 30, 1999, 4.00 to 1.00 for the fiscal quarter ending September 30, 1999 and 3.75 to 1.00 thereafter. The Company expects that it will need to obtain a modification under the Bank Facility for future quarters under this test and expects to receive such modification by the end of June 1998. For the quarter ended December 31, 1997, the Company obtained a one-time waiver modifying the funded debt to EBITDA ratio to a maximum of 5.90 to 1.00. On March 31, 1998, the Company repaid amounts due under the Sunset Note, as defined below, with borrowings under the Bank Facility. In connection with this transaction, the Company obtained a one-time waiver for the quarter ended March 31, 1998, which provides for a maximum funded debt to EBITDA ratio of 5.75 to 1.00, provided that Annualized Adjusted EBITDA, (as defined) of Sunset Station is included in the denominator of such ratio. Pursuant to the waiver, the funded debt to EBITDA ratio was 5.40 to 1.00 as of March 31, 1998. Under the Bank Facility, Sunset Station had been designated an Unrestricted Subsidiary (as defined) and therefore excluded from the calculation of this ratio. In May 1998, the Bank Facility was amended to designate Sunset Station as a Restricted Subsidiary (as defined) and as such its financial performance will be considered in the
calculation of compliance with the covenants under the Bank Facility.   The
Bank Facility also prohibits the Company from holding cash and cash equivalents in excess of the sum of the amounts necessary to make the next scheduled interest or dividend payments on the Company's senior subordinated notes and preferred stock, the amounts necessary to fund casino bankroll in the ordinary course of business and $2.0 million. The Guarantors waive certain defenses and rights including rights of subrogation and reimbursement. The Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and the Change of Control Triggering Event as defined in the indentures governing the senior subordinated notes.

    Senior Subordinated Notes

    The Company has $528.6 million, net of unamortized discount of $12.4 million, of senior subordinated notes outstanding as of March 31, 1998, $187.1 million of these notes bear interest, payable semi-annually, at a rate of 9 5/8% per year, $196.9 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year and

$144.6 million of the notes bear interest, payable semi-annually, at a rate of 9 3/4% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants which prohibit the Company and its subsidiaries from incurring indebtedness (including capital leases) other than (a) non-recourse debt for certain specified subsidiaries, (b) certain equipment financings, (c) the Notes, (d) up to $15 million of additional indebtedness, (e) additional indebtedness if, after giving effect thereto, a 2.00 to 1.00 pro forma Consolidated Coverage Ratio (as defined) has been met, (f) Permitted Refinancing Indebtedness (as defined), (g) borrowings of up to $72 million under the Bank Facility (the Line A Commitment), of which $66 million was outstanding as of March 31, 1998 and
(h) certain other indebtedness. At March 31, 1998, the Company's Consolidated Coverage Ratio was 1.91 to 1.00. In addition, the Indentures prohibit the Company from paying dividends on any of its capital stock unless at the time of and after giving effect to such dividends, among other things, the aggregate amount of all Restricted Payments and Restricted Investments (as defined in the Indentures, and which include any dividends on any capital stock of the Company) do not exceed the sum of (i) 50% of Cumulative Consolidated Net Income (as defined) of the Company (less 100% of any consolidated net losses), (ii) certain net proceeds from the sale of equity securities of the Company, and
(iii) $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures may significantly affect the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

    Sunset Loan Agreement, Supplemental Loan Agreement and Sunset Operating
Lease

    On September 25, 1996, Sunset Station, a wholly-owned subsidiary of the Company, entered into a Construction/Term Loan Agreement (the "Sunset Loan Agreement") with Bank of America National Trust and Savings Association ("Bank of America NT&SA"), Bank of Scotland, Societe Generale and each of the other lenders party to such agreement, pursuant to which Sunset Station received a commitment for $110 million to finance the remaining development and construction costs of Sunset Station. The Company also entered into an operating lease for certain furniture, fixtures and equipment with a cost of up to $40 million to be subleased to Sunset Station.

    The Sunset Loan Agreement included a first mortgage term note in the amount of $110 million (the "Sunset Note") which was non-recourse to the Company, except as to certain construction matters pursuant to a completion guarantee dated as of September 25, 1996, executed by the Company on behalf of Sunset Station, and except that the Company had pledged all of the stock of Sunset Station as security for the Sunset Loan Agreement. As of March 31, 1998, the Sunset Note had been repaid. The Sunset Note carried an interest rate of 375 basis points over the Eurodollar Rate (as defined in the Sunset Loan Agreement).

    In order to manage the interest rate risk associated with the Sunset Note, Sunset Station entered into an interest rate swap agreement with Bank of America NT&SA. This agreement swaps the variable rate interest pursuant to the Sunset Note to a fixed rate of 9.58%, (5.83% fixed plus the Sunset note margin) on $100 million notional amount in December 1997 and then decreases to $95 million in June 1998. The agreement expires in December 1998. The difference paid or received pursuant to the swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense for the Sunset Note. Sunset Station is exposed to credit risk in the event of non-performance by the counterparty to the agreement. The Company believes the risk of non-performance by the counterparty is minimal. At the time of the early retirement of the Sunset Note , the Borrowers under the Bank Facility accepted the interest rate swap on substantially identical terms to those of the Sunset Note.

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

    In connection with the Sunset Operating Lease, the Company also entered into a participation agreement, dated as of September 25, 1996 (the "Participation Agreement") with the trustee, as lessor under the Sunset Operating

Lease, and holders of beneficial interests in the Lessor Trust (the "Holders"). Pursuant to the Participation Agreement, the Holders advanced funds to the trustee for the purchase by the trustee of, or to reimburse the Company for the purchase, of the Equipment, which is currently being leased to the Company under the Sunset Operating Lease, and in turn subleased to Sunset Station. Pursuant to the Participation Agreement, the Company also agreed to indemnify the Lessor and the Holders against certain liabilities.

    Common Stock

    The Company is authorized to issue up to 90,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 35,310,623 shares of which were issued and outstanding as of March 31, 1998. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

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

    Immediately prior to the execution of the Merger Agreement, the Company amended its Rights Agreement dated October 6, 1997, (the "Rights Agreement") in order to facilitate consummation of the Merger, to exclude Crescent and its affiliates from the definition of Acquiring Person (as defined in the Rights Agreement) to the extent that it is a Beneficial Owner (as defined in the Rights Agreement) as a result of the approval, execution or delivery of, or the consummation of the transactions contemplated by, the Merger Agreement, including, without limitation, the purchase by Crescent of the Redeemable Preferred Stock.

    Preferred Stock

    The Company is authorized to issue up to 5,000,000 shares of its preferred stock, $0.01 par value per share (the "Preferred Stock"). As of March 31, 1998, 2,070,000 shares of $3.50 Convertible Preferred Stock (the

"Convertible Preferred Stock") have been issued and are outstanding. The Board of Directors, without further action by the holders of Common Stock or the Convertible Preferred Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock or the Convertible Preferred Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

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

    New Series of Preferred Stock

    At the option of the Company, the Company may issue to Crescent and Crescent has agreed to purchase subject to the terms, conditions and procedures set forth in the Merger Agreement up to an aggregate of 115,000 shares of a new series of preferred stock of the Company (the "Redeemable Preferred Stock") at a price of $1,000 per share (plus accrued dividends) in cash in increments of 5,000 shares. The Redeemable Preferred Stock is convertible at the option of the holder any time after January 16, 1999, unless previously redeemed, into shares of Common Stock at a conversion rate of 60.606 shares of Common Stock for each share of Redeemable Preferred Stock subject to ordinary antidilution
provisions.   Crescent must fund the purchase price for the purchase of shares of Redeemable Preferred Stock on the tenth business day following notice from the Company or, in the case of a notice to sell 25,000 or more shares of Redeemable Preferred Stock, the twentieth business day following such notice. The Company may not require Crescent to purchase shares of Redeemable Preferred Stock more than two times in any 30-day period. The Company may redeem the Redeemable Preferred Stock at any time for cash or for Common Stock of the Company that has a then market price (determined on the basis of closing prices for such stock for the 20 trading days immediately preceding the redemption notice) equal to approximately 111% of the redemption price for the Redeemable Preferred Shares to be redeemed. Any such issuance in redemption will be made such that stock held by each owner of such Common Stock so issued in excess of 9.9% of the Company's outstanding Common Stock will generally be non-voting common stock. The Redeemable Preferred Stock will have no voting rights except as required by law. Dividends of $100 per share of Redeemable Preferred Stock per annum shall accrue without interest and be payable when, as, and if
declared out of legally available funds on a fully cumulative basis.   Unless
written consent from Crescent is received, the Company has agreed to use the net proceeds from the sale of the Redeemable

Preferred Stock to repay indebtedness under the Bank Facility, borrowings under which were used for acquisitions and master-planned expansions.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has always had a market capitalization of less than $2.5 billion and accordingly, such disclosures are not required in this Annual Report on Form 10-K. Such disclosures will be included in filings that include financial statements for fiscal years ended after June 15, 1998.

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             PAGE
    Report of Independent Public Accountants ............................     37

    Consolidated Balance Sheets .........................................     38

    Consolidated Statements of Operations ...............................     39

    Consolidated Statements of Stockholders' Equity .....................     40

    Consolidated Statements of Cash Flows ...............................     41

    Notes to Consolidated Financial Statements ..........................     42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Station Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Station Casinos, Inc. (a Nevada corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Casinos, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.





                                              ARTHUR ANDERSEN LLP

Las Vegas, Nevada
April 23, 1998 (except for Note 13,
    as to which the date is
    June 15, 1998 and Note 16
    as to which the date is
    June 18, 1998)

                             STATION CASINOS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                      MARCH 31,
                                                                             ----------------------------
                                                                                1998             1997
                                                                             -----------      -----------
                                                                                 (AMOUNTS IN THOUSANDS,
                                                                                   EXCEPT SHARE DATA)
                                          ASSETS
Current assets:
    Cash and cash equivalents ..........................................     $    50,158      $    42,522
    Accounts and notes receivable, net .................................          12,288            7,852
    Inventories ........................................................           4,209            3,473
    Prepaid gaming taxes ...............................................           6,763            4,291
    Prepaid expenses and other .........................................          14,073           11,231
                                                                             -----------      -----------
        Total current assets ...........................................          87,491           69,369

Property and equipment, net ............................................       1,132,719        1,069,052
Land held for development ..............................................          24,268           26,354
Other assets, net ......................................................          55,738           69,343
                                                                             -----------      -----------
        Total assets ...................................................     $ 1,300,216      $ 1,234,118
                                                                             ===========      ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt ..................................     $    97,931      $    18,807
    Accounts payable ...................................................          16,498           21,106
    Accrued payroll and related ........................................          21,896           13,460
    Construction contracts payable .....................................          10,534           94,835
    Accrued interest payable ...........................................          16,776           10,625
    Accrued expenses and other current liabilities .....................          33,874           26,433
                                                                             -----------      -----------
        Total current liabilities ......................................         197,509          185,266

Long-term debt, less current portion ...................................         802,295          742,156
Deferred income taxes, net .............................................          13,525            7,848
                                                                             -----------      -----------
        Total liabilities ..............................................       1,013,329          935,270
                                                                             -----------      -----------

Commitments and contingencies (Note 6)

Stockholders' equity:
    Preferred stock, par value $.01; authorized 5,000,000 shares;
       2,070,000 convertible preferred shares issued and outstanding ...         103,500          103,500
    Common stock, par value $.01; authorized 90,000,000 shares;
       35,310,623 and 35,318,057 shares issued and outstanding .........             353              353
    Additional paid-in capital .........................................         167,180          167,397
    Deferred compensation - restricted stock ...........................            (528)          (1,225)
    Retained earnings ..................................................          16,382           28,823
                                                                             -----------      -----------
        Total stockholders' equity .....................................         286,887          298,848
                                                                             -----------      -----------
        Total liabilities and stockholders' equity .....................     $ 1,300,216      $ 1,234,118
                                                                             ===========      ===========


  The accompanying notes are an integral part of these consolidated statements.

                             STATION CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FOR THE YEARS ENDED MARCH 31,
                                                                   ------------------------------------------------
                                                                       1998              1997              1996
                                                                   ------------      ------------      ------------
                                                                         (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
Operating revenues:
      Casino .................................................     $    600,847      $    450,013      $    358,495
      Food and beverage ......................................          131,365            92,220            73,057
      Room ...................................................           37,330            27,420            23,614
      Other ..................................................           53,494            48,957            39,099
                                                                   ------------      ------------      ------------
           Gross revenues ....................................          823,036           618,610           494,265
      Promotional allowances .................................          (53,426)          (35,095)          (27,408)
                                                                   ------------      ------------      ------------
           Net revenues ......................................          769,610           583,515           466,857
                                                                   ------------      ------------      ------------

Operating costs and expenses:
      Casino .................................................          291,102           203,857           150,805
      Food and beverage ......................................           89,928            68,994            57,659
      Room ...................................................           13,461            10,318             9,147
      Other ..................................................           24,658            23,927            24,902
      Selling, general and administrative ....................          172,258           120,285            97,466
      Corporate expense ......................................           15,633            18,284            15,979
      Restructuring charge ...................................             --               2,016              --
      Development expenses ...................................              104             1,302             3,960
      Depreciation and amortization ..........................           67,414            44,589            35,039
      Preopening expenses ....................................           10,866            31,820             2,436
                                                                   ------------      ------------      ------------
                                                                        685,424           525,392           397,393
                                                                   ------------      ------------      ------------

Operating income .............................................           84,186            58,123            69,464

Other income (expense):
      Interest expense, net ..................................          (78,826)          (36,698)          (30,563)
      Write-off of costs to elect REIT status ................           (2,914)             --                --
      Other ..................................................           (6,566)              (47)            1,150
                                                                   ------------      ------------      ------------
                                                                        (88,306)          (36,745)          (29,413)
                                                                   ------------      ------------      ------------
Income (loss) before income taxes and
      extraordinary item .....................................           (4,120)           21,378            40,051
Income tax (provision) benefit ...............................              966            (7,615)          (14,579)
                                                                   ------------      ------------      ------------
   Income (loss) before extraordinary item ...................           (3,154)           13,763            25,472

Extraordinary item - loss on early retirement of debt, net
   of applicable income tax benefit ..........................           (2,042)             --                --
                                                                   ------------      ------------      ------------
Net income (loss) ............................................           (5,196)           13,763            25,472
Preferred stock dividends ....................................           (7,245)           (7,245)              (53)
                                                                   ------------      ------------      ------------
Net income (loss) applicable to common stock .................     $    (12,441)     $      6,518      $     25,419
                                                                   ============      ============      ============
Weighted average common shares outstanding ...................       35,309,189        35,316,077        33,917,646
                                                                   ============      ============      ============

Basic and diluted earnings (loss) per common share:
   Earnings (loss) before extraordinary item .................     $      (0.09)     $       0.39      $       0.75
   Extraordinary item ........................................     $      (0.06)     $       --        $       --
   Earnings (loss) applicable to common stock ................     $      (0.35)     $       0.18      $       0.75

  The accompanying notes are an integral part of these consolidated statements.

                              STATION CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               DEFERRED       RETAINED
                                                               ADDITIONAL    COMPENSATION -   EARNINGS        TOTAL
                                   PREFERRED       COMMON      PAID - IN      RESTRICTED    (ACCUMULATED   STOCKHOLDERS'
                                     STOCK         STOCK        CAPITAL         STOCK         DEFICIT)        EQUITY
                                   ---------     ---------     ---------      ---------      ---------      ---------
                                                                       (AMOUNTS IN THOUSANDS)
Balances, March 31,1995 ......     $    --       $     301     $  93,592      $  (2,893)     $  (3,114)     $  87,886
Issuance of common
   stock (Note 7) ............          --              52        77,309           --             --           77,361
Issuance of preferred
    stock (Note 7) ...........        90,000          --          (3,278)          --             --           86,722
Amortization of deferred
   compensation ..............          --            --            --            1,082           --            1,082
Preferred stock dividends ....          --            --            --             --              (53)           (53)
Net income ...................          --            --            --             --           25,472         25,472
                                   ---------     ---------     ---------      ---------      ---------      ---------
Balances, March 31,1996 ......        90,000           353       167,623         (1,811)        22,305        278,470
Issuance of preferred
    stock (Note 7) ...........        13,500          --            (405)          --             --           13,095
Exercise of stock options ....          --            --             179           --             --              179
Amortization of deferred
  compensation ...............          --            --            --              586           --              586
Preferred stock dividends ....          --            --            --             --           (7,245)        (7,245)
Net income ...................          --            --            --             --           13,763         13,763
                                   ---------     ---------     ---------      ---------      ---------      ---------
Balances, March 31,1997 ......       103,500           353       167,397         (1,225)        28,823        298,848
Exercise of stock options ....          --            --              26           --             --               26
Cancellation of restricted
  stock ......................          --            --            (243)           243           --             --
Amortization of deferred
  compensation ...............          --            --            --              454           --              454
Preferred stock dividends ....          --            --            --             --           (7,245)        (7,245)
Net loss .....................          --            --            --             --           (5,196)        (5,196)
                                   ---------     ---------     ---------      ---------      ---------      ---------
Balances, March 31, 1998 .....     $ 103,500     $     353     $ 167,180      $    (528)     $  16,382      $ 286,887
                                   =========     =========     =========      =========      =========      =========



  The accompanying notes are an integral part of these consolidated statements.

                             STATION CASINOS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEARS ENDED MARCH 31,
                                                                        ---------------------------------------
                                                                          1998           1997            1996
                                                                        ---------      ---------      ---------
                                                                                 (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
Net income (loss) .................................................     $ (5,196)      $  13,763      $  25,472
                                                                        ---------      ---------      ---------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization ..................................        67,414         44,589         35,039
   Amortization of debt discount and issuance costs ...............         6,443          5,279          3,141
   Write-off of expired land options ..............................         5,011           --             --
   Loss on early retirement of debt ...............................         2,668           --             --
   Write-off of costs to elect REIT status ........................         2,914           --             --
   Preopening expenses ............................................        10,866         31,820          2,436
   Increase(decrease) in deferred income taxes ....................         2,854         (3,752)         8,995
   Changes in assets and liabilities:
     Increase in accounts and notes receivable, net ...............        (4,845)        (1,151)          (522)
     Increase in inventories and prepaid expenses and other .......        (3,228)        (3,751)        (2,428)
     (Decrease) increase in accounts payable ......................        (4,608)        10,015         (2,710)
     Increase in accrued expenses and other current liabilities ...        23,160         13,723          4,822
   Other, net .....................................................         1,502          1,268          3,708
                                                                        ---------      ---------      ---------
             Total adjustments ....................................       110,151         98,040         52,481
                                                                        ---------      ---------      ---------
             Net cash provided by operating activities ............       104,955        111,803         77,953
                                                                        ---------      ---------      ---------
Cash flows from investing activities:
   Capital expenditures ...........................................      (130,853)      (505,735)      (279,340)
   Proceeds from sale of land, property and equipment .............         4,925          8,900          6,578
   Land held for development ......................................          (766)           (36)        (5,018)
   Other long-term assets .........................................           244        (15,772)        (1,638)
   (Decrease) increase in construction contracts payable ..........       (84,301)        66,956         21,460
   Preopening expenses ............................................        (8,551)       (31,820)        (2,436)
   Other, net .....................................................          (105)        (1,501)        (6,541)
                                                                        ---------      ---------      ---------
             Net cash used in investing activities ................      (219,407)      (479,008)      (266,935)
                                                                        ---------      ---------      ---------
Cash flows from financing activities:
   Borrowings (payments) under bank facility, net .................        47,000        277,000        (65,000)
   Borrowings (payments) under the Sunset loan agreement ..........       (46,000)        46,000           --
   Proceeds from notes payable ....................................        16,239          2,250         42,438
   Principal payments on notes payable ............................       (27,030)       (30,444)       (34,958)
   Proceeds from the issuance of common stock .....................          --             --           78,246
   Proceeds from the issuance of senior subordinated notes ........       144,287           --          191,292
   Proceeds from the issuance of preferred stock ..................          --           13,095         87,300
   Dividends paid on preferred stock ..............................        (7,245)        (6,985)          --
   Debt issuance costs and other, net .............................        (5,163)        (6,057)       (12,429)
                                                                        ---------      ---------      ---------
             Net cash provided by financing activities ............       122,088        294,859        286,889
                                                                        ---------      ---------      ---------
Cash and cash equivalents:
   Increase (decrease) in cash and cash equivalents ...............         7,636        (72,346)        97,907
   Balance, beginning of year .....................................        42,522        114,868         16,961
                                                                        ---------      ---------      ---------
   Balance, end of year ...........................................     $  50,158      $  42,522      $ 114,868
                                                                        =========      =========      =========
Supplemental cash flow disclosures:
   Cash paid for interest, net of amounts capitalized .............     $  66,691      $  28,577      $  27,817
   Cash paid for income taxes, net ................................     $      92      $   9,250      $   8,668
   Property and equipment purchases financed by debt ..............     $   3,532      $     361      $  28,405
   Assets sold for note receivable ................................     $    --        $   1,550      $    --


  The accompanying notes are an integral part of these consolidated statements.

                             STATION CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

    Basis of Presentation and Organization

    Station Casinos, Inc. (the "Company"), a Nevada Corporation, is an established multi-jurisdictional gaming and entertainment enterprise that currently owns and operates four hotel/casino properties in Las Vegas, Nevada, a gaming and entertainment complex in St. Charles, Missouri and a gaming and entertainment complex in Kansas City, Missouri. The Company also owns and provides slot route management services in southern Nevada.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), Texas
Station, Inc. ("Texas Station"), Sunset Station, Inc. ("Sunset Station"), St. Charles Riverfront Station, Inc. ("Station Casino St. Charles"), Kansas City Station Corporation ("Station Casino Kansas City"), and Southwest Gaming Services, Inc. ("SGSI"). The Company also owns a 50% interest in Town Center Amusements, Inc. d.b.a. Barley's Casino & Brewing Company. The Company accounts for this investment using the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

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

    Capitalization of Interest

    The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is complete. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's weighted average cost of borrowed money. Interest capitalized for the fiscal years ended March 31, 1998, 1997 and 1996 was approximately $12.8 million, $21.1 million and $6.1 million, respectively.

    Debt Issuance Costs

    Debt issuance costs incurred in connection with the issuance of long- term debt are capitalized and amortized to interest expense over the terms of the related debt agreements.

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)

    Preopening Expenses

    During the construction of and prior to the opening of a facility, all operating expenses, including incremental salaries and wages directly related thereto, are capitalized as preopening expenses. The construction phase typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. The Company expenses preopening expenses immediately upon the opening of the related facility. During the fiscal year ended March 31, 1996, the Company incurred preopening expenses of $2.4 million related to new projects for Texas Station and Barley's Casino & Brewing Company and expansion projects at Boulder Station and Station Casino St. Charles. During the fiscal year ended March 31, 1997, the Company incurred preopening expenses of $31.8 million, substantially related to the opening of Station Casino Kansas City. During the fiscal year ended March 31, 1998, the Company incurred preopening expenses of $10.9 million, substantially related to the opening of Sunset Station.

    Revenues and Promotional Allowances

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

                                                   FOR THE YEARS ENDED MARCH 31,
                                                  -------------------------------
                                                   1998        1997         1996
                                                  -------     -------     -------
               Food and  beverage ...........     $40,573     $27,418     $23,483
               Room .........................       3,027       1,439       1,203
               Other ........................       2,828       1,263         653
                                                  -------     -------     -------
                                 Total ......     $46,428     $30,120     $25,339
                                                  =======     =======     =======

    Earnings (Loss) Applicable to Common Stock

    In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement replaces previously reported earnings per share ("EPS") with basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options and convertible preferred stock. Diluted EPS is not presented separately because the exercise of stock options and the conversion of the convertible preferred stock does not have a dilutive effect on the per share amounts.

   Recently Issued Accounting Standards

    The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," both of which are effective for fiscal years beginning after December 15, 1997. Management estimates that these SFAS's will have no impact on the Company's results of operations or financial position.

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Reporting the Costs of Start-up Activities." The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and require that the costs associated with start-up activities (including preopening costs of casinos) be expensed as incurred. Management estimates that this SOP will have no impact on the Company's results of operations or financial position.

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  ACCOUNTS AND NOTES RECEIVABLE

    Components of accounts and notes receivable are as follows (amounts in thousands):

                                                                MARCH 31,
                                                        --------------------------
                                                           1998            1997
                                                        ----------      ----------
      Casino ......................................     $    6,407      $    3,698
      Hotel .......................................          1,525           1,331
      Other .......................................          6,117           3,876
                                                        ----------      ----------

                                                            14,049           8,905
      Allowance for doubtful accounts .............         (1,761)         (1,053)
                                                        ----------      ----------
             Accounts and notes receivable, net ...     $   12,288      $    7,852
                                                        ==========      ==========

3.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of March 31, 1998 and 1997 (amounts in thousands):

                                                                                                    MARCH 31,
                                                                         ESTIMATED LIFE   ----------------------------
                                                                             (YEARS)         1998              1997
                                                                          -------------   -----------      -----------
         Land ........................................................           --       $    37,856      $    17,114
         Land leases acquired ........................................          48-52           4,685            4,395
         Buildings and leasehold improvements ........................          31-45         706,519          554,294
         Boats and barges ............................................          20-45         123,774          123,774
         Furniture, fixtures and equipment ...........................            3-7         237,518          192,546
         Construction in progress ....................................           --           185,865          283,792
                                                                                          -----------      -----------
                                                                                            1,296,217        1,175,915
         Accumulated depreciation and amortization ...................                       (163,498)        (106,863)
                                                                                          -----------      -----------
                  Property and equipment, net ........................                    $ 1,132,719      $ 1,069,052
                                                                                          ===========      ===========

     At March 31, 1998 and 1997, substantially all property and equipment of the Company is pledged as collateral for long-term debt. Included in construction in progress at March 31, 1998, is approximately $131.2 million (net of construction period interest) related to an expansion project at Station Casino St. Charles. Construction on this project has ceased and the ultimate timing and scope will be determined once the Merger is completed (See
Note 13).

4.  LAND HELD FOR DEVELOPMENT

    The Company has acquired several parcels of land in various jurisdictions as part of the Company's development activities. The Company's decision whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that the Company will be able to obtain appropriate licensing or be able to secure additional, acceptable financing in order to proceed with any particular project. At March 31, 1998 and 1997, $20.6 million and $22.6 million, respectively, of land had been acquired for potential gaming projects in jurisdictions where gaming has been approved. In addition, at March 31, 1998 and 1997, $3.7 million of land had been acquired in certain jurisdictions where gaming has not yet been approved. No assurances can be made that these jurisdictions will approve gaming in the future.

    In June 1997, $5.0 million of certain expired option payments to lease or acquire land for future development, which had previously been capitalized, were expensed. Such amounts are included in other income (expense) in the accompanying consolidated statements of operations for the year ended March 31, 1998.

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

                                                                                                      March 31,
                                                                                               ------------------------
                                                                                                 1998           1997
                                                                                               ---------      ---------
Station Casinos, Inc  (excluding Sunset Station):
Reducing revolving credit facility, secured by substantially all of the assets of
    Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino
    St  Charles and Station Casino Kansas City, $330 million limit at March 31, 1998, reducing quarterly by varying amounts until September 2000 when the remaining principal balance is due, interest at a margin above the bank's prime rate or
   the Eurodollar Rate (8.16% at March 31, 1998) .........................................     $ 324,000      $ 277,000

9 5/8% senior subordinated notes, payable interest only semi-annually, principal
    due June 1, 2003, net of unamortized discount of $5.9 million at March 31, 1998 ......       187,051        186,248

9 3/4% senior subordinated notes, payable interest only semi-annually, principal due April 15, 2007, net of unamortized discount of $5.4
    million at March 31, 1998 ............................................................       144,629           --

10 1/8% senior subordinated notes, payable interest only semi-annually, principal due March 15, 2006, net of unamortized discount of $1.1
    million at March 31, 1998 ............................................................       196,908        196,818
Notes payable to banks and others, collateralized by slot machines and related equipment, monthly installments including interest at 7.8% at
    March 31, 1998 .......................................................................         8,499         15,952
Capital lease obligations, collateralized by furniture and equipment .....................         4,191          7,703
Other long-term debt .....................................................................        34,948         31,242
                                                                                               ---------      ---------

Sub-total ................................................................................       900,226        714,963

Sunset Station, Inc.:
$110 million Sunset Station first mortgage construction/term loan agreement, secured by substantially all of the assets of Sunset Station, interest at a margin
    of 375 basis points above the Eurodollar Rate due September 2000 .....................          --           46,000
                                                                                               ---------      ---------

               Total long-term debt ......................................................       900,226        760,963
Current portion of long-term debt ........................................................       (97,931)       (18,807)
                                                                                               ---------      ---------
               Total long-term debt, less current portion ................................     $ 802,295      $ 742,156
                                                                                               =========      =========

    In June 1993, the Company completed an offering at par of $110 million in 9 5/8% senior subordinated notes due in June 2003. In May 1994, the Company completed an offering of $83 million in senior subordinated notes that have equal priority with the existing $110 million senior subordinated notes, and have identical maturities and covenants as the original issue. The $83 million senior subordinated notes have a coupon rate of 9 5/8% and were priced to yield 11.5% to maturity. The discount on the $83 million senior subordinated notes has been recorded as a reduction to long-term debt in the accompanying consolidated balance sheets.

    In March 1996, the Company completed an offering of $198 million of senior subordinated notes due in March 2006, that have equal priority with the existing $193 million of senior subordinated notes. The $198 million senior subordinated notes have a coupon rate of 10 1/8% and were priced to yield 10.24% to maturity. The discount on the $198 million senior subordinated notes has been recorded as a reduction to long-term debt in the accompanying consolidated balance sheets.

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  LONG-TERM DEBT (CONTINUED)

    In April 1997, the Company completed an offering of $150 million of senior subordinated notes due in April 2007, that have equal priority with the Company's existing senior subordinated notes. The $150 million senior subordinated notes have a coupon rate of 9 3/4% and were priced to yield 10.37% to maturity. The discount on the $150 million senior subordinated notes has been recorded as a reduction to long-term debt in the accompanying consolidated balance sheets.

    The indentures governing the Company's senior subordinated notes ("the Indentures") contain certain customary financial and other covenants, which among other things, govern the Company's and certain of its subsidiaries' ability to incur indebtedness (except, as specifically allowed) unless after giving effect thereto, a 2.0 to 1.0 pro forma Consolidated Coverage Ratio (as defined in the Indentures) has been met. As of March 31, 1998, the Company's Consolidated Coverage Ratio was 1.91 to 1.00.

    The Company's secured, amended and restated reducing revolving credit facility dated as of March 19, 1996, and amended as of August 1997 (the "Bank Facility") provides for borrowings up to an aggregate principal amount of $330 million, as of March 31, 1998. The Bank Facility is secured by substantially all the assets of Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino St. Charles and Station Casino Kansas City (collectively, the "Borrowers"). The Company and SGSI guarantee the borrowings under the Bank Facility (collectively the "Guarantors"). The Bank Facility matures on September 30, 2000 and reduces quarterly by $22.4 million for each fiscal quarter ending June 30, 1998 through March 31, 2000. Borrowings under the Bank Facility bear interest at a margin above the bank's prime rate or Eurodollar Rate, as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Bank Facility, will vary quarterly based on the combined Borrower's and the Company's consolidated ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA").

    The Bank Facility contains certain financial and other covenants. These include a maximum funded debt to EBITDA ratio for the Borrowers combined of
2.75 to 1.00 for each fiscal quarter through June 30, 1998, and 2.50 to 1.00 for each fiscal quarter thereafter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.35 to 1.00 for each fiscal quarter through June 30, 1998, and 1.50 to 1.00 for periods thereafter, a limitation on indebtedness, and limitations on capital expenditures. As of March 31, 1998, the Borrowers funded debt to EBITDA ratio was 1.83 to 1.00 and the fixed charge coverage ratio for the fiscal year ended March 31, 1998 was
1.65 to 1.00. A tranche of the Bank Facility contains a minimum tangible net worth requirement for Palace Station (as defined) and certain restrictions on distributions of cash from Palace Station to the Company. As of March 31, 1998, Palace Station's tangible net worth exceeded the requirement by approximately $8.1 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

    In addition, the Bank Facility has financial covenants relating to the Company. These include prohibitions on dividends on or redemptions of the Company's common stock, restrictions on repayment of any subordinated debt, limitations on indebtedness beyond existing indebtedness, the Company's senior subordinated notes and up to $25 million of purchase money indebtedness, minimum consolidated net worth requirements for the Company of $165 million plus post October 1, 1995 preopening expenses, 95% of post October 1, 1995 net income (not reduced by net losses) and 100% of net equity offering proceeds, and limitations on capital expenditures. As of March 31, 1998, the Company's consolidated net worth exceeded the requirement by approximately $19.7 million. The Bank Facility includes a maximum funded debt to EBITDA (adjusted for preopening expenses) ratio, including annualized EBITDA (adjusted for preopening expenses) for any new venture, as defined, open less than a year, for the Company on a consolidated basis of 5.75 to 1.00 for the fiscal quarters ended December 31, 1997 and March 31, 1998, 5.00 to 1.00 for the fiscal quarter ending June 30, 1998, 4.75 to 1.00 for the fiscal quarter ending September 30, 1998, 4.50 to 1.00 for the fiscal quarter ending December 31, 1998, 4.25 to
1.00 for each fiscal quarter through June 30, 1999, 4.00 to 1.00 for the fiscal quarter ending September 30, 1999, and 3.75 to 1.00 thereafter. The Company expects that it will need to obtain a modification under the Bank Facility for future quarters under this test and expects to receive such modification by the end of June 1998. For the quarter ended December 31, 1997, the Company obtained a one time waiver modifying the funded debt to EBITDA

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  LONG-TERM DEBT (CONTINUED)

ratio to a maximum of 5.90 to 1.00. On March 31, 1998, the Company repaid amounts due under the Sunset Note, as defined below, with borrowings under the Bank Facility. In connection with this transaction, the Company obtained a one-time waiver for the quarter ended March 31, 1998, which provides for a maximum funded debt to EBITDA ratio of 5.75 to 1.00, provided that Annualized Adjusted EBITDA, (as defined) of Sunset Station is included in the denominator of such ratio. Pursuant to the waiver, the funded debt to EBITDA ratio was
5.40 to 1.00 as of March 31, 1998. Under the Bank Facility, Sunset Station had been designated an Unrestricted Subsidiary (as defined) and therefore excluded from the calculation of this ratio. In May 1998, the Bank Facility was amended to designate Sunset Station as a Restricted Subsidiary (as defined). The Bank Facility also prohibits the Company from holding cash and cash equivalents in excess of the sum of the amounts necessary to make the next scheduled interest or dividend payments on the Company's senior subordinated notes and preferred stock, the amounts necessary to fund casino bankroll in the ordinary course of business and $2.0 million. The Guarantors waive certain defenses and rights of subrogation and reimbursement. The Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and the Change of Control Triggering Event as defined in the indentures governing the senior subordinated notes.

    On September 25, 1996, Sunset Station, a wholly-owned subsidiary of the Company, entered into a Construction/Term Loan Agreement (the "Sunset Loan Agreement") with Bank of America National Trust and Savings Association, Bank of Scotland, Societe Generale and each of the other lenders party to such agreement, pursuant to which Sunset Station received a commitment for $110 million to finance the remaining development and construction costs of Sunset Station. The Company also entered into an operating lease for certain furniture, fixtures and equipment with a cost of up to $40 million to be subleased to Sunset Station as part of the Sunset Station project (See Note 6).

    The Sunset Loan Agreement included a first mortgage term note in the amount of $110 million (the "Sunset Note") which was non-recourse to the Company, except as to certain construction matters pursuant to a completion guarantee dated as of September 25, 1996, executed by the Company on behalf of Sunset Station and except that the Company had pledged all of the stock of Sunset Station as security for the Sunset Loan Agreement. As of March 31, 1998, the Sunset Note had been repaid. The early retirement resulted in an extraordinary loss of $2.0 million, net of the applicable income tax benefit.

    In order to manage the interest rate risk associated with the Sunset Note, Sunset Station entered into an interest rate swap agreement with Bank of America National Trust and Savings Association. This agreement swaps the variable rate interest pursuant to the Sunset Note to a fixed rate of 9.58% (5.83% fixed plus the Sunset Note margin), on $35 million notional amount as of January 1997 increasing to $60 million at March 1997, $90 million at June 1997, $100 million at September 1997 and then decreasing to $95 million at June 1998. The agreement expires in December 1998. The difference paid or received pursuant to the swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense on the Sunset Note. Sunset Station is exposed to credit risk in the event of non-performance by the counterparty to the agreement. The Company believes the risk of non-performance by the counterparty is minimal. At the time of the early retirement of the Sunset Note, the Borrowers under the Bank Facility accepted the interest rate swap on substantially identical terms to those of the Sunset Note. As of March 31, 1998, the market value of this interest rate swap was $(0.1) million. There are no hedging gains or losses explicitly deferred.

    The estimated fair value of the Company's long-term debt at March 31, 1998, was approximately $931.9 million, compared to its book value of approximately $900.2 million. The estimated fair value amounts were based on quoted market prices on or about March 31, 1998, for the Company's debt securities that are publicly traded. For debt securities that are not publicly traded, fair value was estimated based on the quoted market prices for similar issues or the current rates offered to the Company for debt having the same remaining maturities.

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  LONG-TERM DEBT (CONTINUED)

    Scheduled maturities of long-term debt are as follows (amounts in thousands):

    FISCAL YEAR ENDING MARCH 31,
    1999 ...........................................      $ 97,931
    2000 ...........................................       100,978
    2001 ...........................................       103,290
    2002 ...........................................        65,821
    2003 ...........................................           365
    Thereafter .....................................       531,841
                                                          --------
        Total ......................................      $900,226
                                                          ========

6.  COMMITMENTS AND CONTINGENCIES

    Boulder Station Lease

    The Company entered into a ground lease for 27 acres of land on which Boulder Station is located. The Company leases this land from a trust pursuant to a long-term ground lease. The trustee of this trust is Bank of America NT&SA, the beneficiary of which is KB Enterprises, an affiliated company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the "Related Lessor"), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of the Company. The lease has a term of 65 years with monthly payments of $125,000 through June 1998. In July 1998 and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2003, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately prior period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals beginning in June 1998, to purchase the land at fair market value. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Bank Facility.

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

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Sunset Station Lease

    In June 1994, the Company entered into a lease agreement for approximately
47.5 acres of land on which Sunset Station is located. The lease has a term of 65 years with monthly rental payments of $120,000, adjusted on each subsequent five-year anniversary by a cost of living factor. On the seventh anniversary of the lease, the Company has an option to purchase this land for $23.8 million. Additionally, on the seventh anniversary of the lease, the lessor has an option to sell this land to the Company for $21.8 million.

     Station Casino Kansas City Lease

     The Company has entered into a joint venture which owns the land on which Station Casino Kansas City is located. At March 31, 1998, $3.1 million related to this investment is included in other assets, net in the accompanying consolidated balance sheets.

    In April 1994, Station Casino Kansas City entered into an agreement with the joint venture to lease this land. The agreement requires monthly payments of $85,000 through March 31, 1998, and $90,000 through the remainder of the lease term. The lease expires March 31, 2006, with an option to extend the lease for up to eight renewal periods of ten years each, plus one additional seven year period. Commencing April 1, 1998 and every anniversary thereafter, the rent shall be adjusted by a cost of living factor. In connection with the joint venture agreement, the Company received an option providing for the right to acquire the joint venture partner's interest in this joint venture. The Company has the option to acquire this interest at any time after April 1, 2002 through April 1, 2011, for $11.7 million, however, commencing April 1, 1998, the purchase price will be adjusted by a cost of living factor of not more than 5% or less than 2% per annum. At March 31, 1998, $2.6 million paid by the Company in consideration for this option is included in other assets, net in the accompanying consolidated balance sheets.

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

    Equipment Lease

    In connection with the Sunset Loan Agreement, the Company entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of up to $40 million, dated as of September 25, 1996, (the "Sunset Operating Lease") with First Security Trust Company of Nevada. The Sunset Operating Lease expires in October 2000 and carries a lease rate of 225 basis points above the Eurodollar Rate. As of March 31, 1998, $35.7 million of this facility had been drawn and no further draws pursuant to the lease will be made. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with financial terms substantially similar to the Sunset Operating Lease. In the event that Sunset Station elects to purchase the Equipment, the Company has provided a funding commitment up to the amount necessary for such purchase pursuant to the Supplemental Loan Agreement (subject to the limitations on funding contained in the Supplemental Loan Agreement).

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    In connection with the Sunset Operating Lease, the Company also entered into a participation agreement, dated as of September 25, 1996, (the "Participation Agreement") with the trustee, as lessor under the Sunset Operating Lease, and holders of beneficial interests in the Lessor Trust (the "Holders"). Pursuant to the Participation Agreement, the Holders advanced funds to the trustee for the purchase by the trustee of, or to reimburse the Company for, the purchase of the Equipment, which is being leased to the Company, and in turn subleased to Sunset Station. Pursuant to the Participation Agreement, the Company also agreed to indemnify the Lessor and the Holders against certain liabilities.

    Operating Leases

    The Company leases several parcels of land and equipment used in its operations at Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino St. Charles and Station Casino Kansas City. Leases on various parcels ranging from 13 acres to 171 acres have terms expiring between March 2006 and July 2060. Future minimum lease payments required under these operating leases and other noncancelable operating leases are as follows for the fiscal years ending March 31, (amounts in thousands):

                         FUTURE MINIMUM LEASE PAYMENTS

    1999 ..........................................................     $ 15,574
    2000 ..........................................................       14,773
    2001 ..........................................................       34,871
    2002 ..........................................................        6,768
    2003 ..........................................................        6,768
    Thereafter ....................................................      278,472
                                                                        --------
        Total .....................................................     $357,226
                                                                        ========

    Rent expense totaled approximately $12.4 million, $5.4 million and $6.5 million for the years ended March 31, 1998, 1997 and 1996, respectively. Rents of $0.3 million and $2.2 million were capitalized in connection with the construction of Sunset Station and Station Casino Kansas City for the fiscal years ended March 31, 1998 and 1997, respectively.

    Legal Matters

     On January 16, 1997, the Company's gaming license in Kansas City was formally issued for its facility, which is located in a man-made basin filled with water piped in from the surface of the Missouri River. In reliance on numerous approvals from the Missouri Gaming Commission specific to the configuration and granted prior to the formal issuance of its gaming license, the Company built and opened the Station Casino Kansas City facility. The license issued to the Company and the resolutions related thereto specifically acknowledge that the Missouri Gaming Commission had reviewed and approved this configuration. On November 25, 1997, the Supreme Court of Missouri, in a case challenging the gaming licenses of certain competitors of Station Casino St. Charles located in Maryland Heights, Missouri, ruled that gaming may occur only in artificial spaces that are contiguous to the surface stream of the Missouri and Mississippi Rivers. The case was remanded to the trial court for a factual determination as to whether such competing operators meet this requirement.

     Based upon this Missouri Supreme Court ruling (the "Akin Ruling"), the Missouri Gaming Commission attempted to issue preliminary orders for disciplinary action to all licensees in Missouri that operate gaming facilities in artificial basins. These preliminary orders started the gaming license hearing process, which allows the affected licensees to demonstrate that they are, in fact, contiguous to the surface stream of the Missouri or Mississippi River. Station Casino Kansas City was issued a preliminary order for disciplinary action. Station Casino St. Charles did not receive such an order. The preliminary orders were challenged by the licensees. The Circuit Court of Cole County granted writs of prohibition preventing the Missouri Gaming Commission from proceeding with such hearings under the Missouri Gaming Commission's existing procedures.

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    After the Akin Ruling was entered by the Missouri Supreme Court, but before any further proceedings on remand, the plaintiffs dismissed the Akin case without prejudice.

     On January 16, 1998, Station Casino Kansas City's licenses were renewed for one year, subject to the satisfactory resolution of the issues raised in the Akin Ruling. This renewal occurred before any writs of prohibition were entered preventing the Missouri Gaming Commission from proceeding with hearings concerning Station Casino Kansas City or any other licensees for alleged noncompliance with the Akin Ruling. On May 28, 1998, the Missouri Supreme Court quashed the writs of prohibition, allowing the Missouri Gaming Commission to proceed with hearings concerning Station Casino Kansas City and other licensees for alleged noncompliance with the Akin Ruling. Subsequent thereto, on June 18, 1998, the Missouri Gaming Commission issued an Amended Preliminary Order for Disciplinary Action against Station Casino Kansas City for noncompliance with the Akin ruling. Because of the open questions raised but not answered in the Akin Ruling, it is not possible to predict what effect, if any, the Akin Ruling or Missouri Gaming Commission's actions will have on operations at Station Casino Kansas City.

    At this time, based on discussions with Missouri legal counsel, management of the Company believes that it has potentially meritorious defenses in any lawsuits or administrative actions that are based on the Akin Ruling. Management cannot provide any assurance, however, as to whether the Station Casino Kansas City facility would be found to comply with the guidelines described in the Akin Ruling, whether it would be permitted to modify the facility to comply with such standards, or whether Station's legal defenses, legislative alternatives or other means available to permit the continued use of this current configuration would succeed. Further, it is unclear, in the event of a determination that the configuration of Station Casino Kansas City does not comply with the Akin Ruling, whether Station Casino Kansas City would be able to continue to operate or whether such findings would result in the temporary or permanent closure of Station Casino Kansas City. Any or all of the steps management is currently taking in response to the Akin Ruling, including consideration of possible remediation of the site at a cost that management believes would not have a material adverse effect on the Company's financial position, could reverse or mitigate the financial impact of this action. However, the Company cannot provide any assurance that there would not be a material adverse impact on its consolidated results of operations due to the Akin Ruling.

    Management of the Company does not believe, however, that the Akin Ruling will have a material adverse impact on the Station Casino St. Charles operations.

    In addition, the Company is a litigant in legal matters arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

7.  STOCKHOLDERS' EQUITY

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

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  STOCKHOLDERS' EQUITY (CONTINUED)


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

    Rights Plan

    On October 6, 1997, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was paid on October 21, 1997. Each Right entitles the registered holder to purchase from the Company on one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share ("Preferred Shares") of the Company at a price of $40.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable until the earlier of 10 days following a public announcement that a person or group of affiliated or associated person have acquired beneficial ownership of 15% or more of the outstanding Common Stock ("Acquiring Person") or 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Stock.

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

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  RELATED PARTIES

    The Company has employed McNabb/McNabb/DeSoto/Salter & Co. ("MMDS") to provide advertising and marketing research services. Certain stockholders of the Company owned a 50% interest in MMDS. During the fiscal years ended March 31, 1997 and 1996, the Company paid MMDS $27.2 million, and $17.4 million respectively, for advertising, market research and other costs related to these activities, a significant portion of which was passed on to venders of MMDS.
In management's opinion, these transactions were conducted with terms as fair to the Company as could have been obtained from unaffiliated companies. In April 1997, the Company purchased the assets of MMDS for approximately $0.8 million.

9.  BENEFIT PLANS

    Stock Compensation Program

    The Company has adopted a Stock Compensation Program (the "Program") which includes (i) an Incentive Stock Option Plan for the grant of incentive stock options, (ii) a Compensatory Stock Option Plan providing for the grant of non-qualified stock options, and (iii) a Restricted Shares Plan providing for the grant of restricted shares of common stock. Officers, key employees, directors (whether employee directors or non- employee directors) and independent contractors or agents of the Company and its subsidiaries are eligible to participate in the program. However, only employees of the Company and its subsidiaries are eligible to receive incentive stock options.

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

    The Program will terminate ten years from the date of adoption, unless terminated earlier by the Board of Directors, and no options or restricted shares may be granted under the Program after such date. Summarized information for the Program is as follows:

                                                1998                             1997                            1996
                                    -----------------------------    -----------------------------    -----------------------------
                                                      WEIGHTED                           WEIGHTED                         WEIGHTED
                                                      AVERAGE                            AVERAGE                          AVERAGE
                                                      EXERCISE                           EXERCISE                         EXERCISE
                                       OPTIONS        PRICE            OPTIONS           PRICE           OPTIONS          PRICE
                                    ------------    -------------    ------------    -------------    ------------    -------------
Outstanding Beginning of the Year      4,432,182    $       15.22       2,697,012    $       16.24       2,372,100    $       19.05
         Granted                       1,799,742    $        7.50       2,160,822    $       14.01       1,593,305    $       13.42
         Exercised                        (4,012)   $       12.24         (14,711)   $       12.16             (46)   $       12.00
         Canceled                     (1,160,460)   $       11.59        (410,941)   $       15.70      (1,268,347)   $       17.95
                                    ------------                     ------------                    -------------
Outstanding End of the Year            5,067,452    $       13.30       4,432,182    $       15.22       2,697,012    $       16.24
                                    ============                     ============                    =============
Exercisable at End of Year             1,485,971    $       17.28       1,408,893    $       16.50         993,032    $       16.67
                                    ============                     ============                    =============

Options Available for Grant            1,050,279                        1,689,561                          649,942
                                    ============                     ============                    =============

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  BENEFIT PLANS (CONTINUED)

    The following table summarizes information about the options outstanding at March 31, 1998:

                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                      ------------------------------------------         -----------------------------
                                         WEIGHTED
                          NUMBER          AVERAGE     WEIGHTED              NUMBER          WEIGHTED
     RANGE OF           OUTSTANDING     REMAINING      AVERAGE            EXERCISABLE        AVERAGE
     EXERCISE              AT           CONTRACTUAL    EXERCISE               AT             EXERCISE
      PRICES          MARCH 31, 1998       LIFE         PRICE            MARCH 31, 1998       PRICE
  --------------------------------------------------------------         -----------------------------
  $ 7.50 - $ 9.88       1,630,742          9.4         $  7.55                   5,300       $  8.93
  $11.63 - $15.00       2,272,710          7.8         $ 14.04                 534,521       $ 12.60
  $18.00 - $22.00       1,164,000          5.0         $ 19.90                 946,150       $ 19.97
                        ---------                      -------               ---------
                        5,067,452          7.7         $ 13.30               1,485,971       $ 17.28
                        =========                      =======               =========

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

    The Company applies APB Opinion No. 25 and related interpretations in accounting for the Program. Accordingly, compensation expense recognized was different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation expense for the plans been determined in accordance with SFAS No. 123, the effect on the Company's net income (loss) applicable to common stock and basic earnings (loss) per common share would have been as follows (amounts in thousands, except per share data):

                                                                             YEAR ENDING MARCH 31,
                                                                    -------------------------------------
                                                                       1998          1997         1996
                                                                    ----------    ----------   ----------
         Net income (loss) applicable to common stock:
              As reported ........................................  $  (12,441)   $    6,518   $   25,419
              Proforma ...........................................  $  (14,455)   $    3,640   $   23,562

         Basic and diluted earnings (loss) per common share:
              As reported ........................................  $    (0.35)   $     0.18   $     0.75
              Proforma ...........................................  $    (0.41)   $     0.10   $     0.69

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following assumptions:

                                                            YEAR ENDING MARCH 31,
                                                   --------------------------------------
                                                      1998          1997          1996
                                                   ----------    ----------    ----------
    Expected dividend yield.....................         --            --            --
    Expected stock price volatility.............         46.2%         45.5%         45.5%
    Risk-free interest rate.....................         6.03%         6.46%         6.04%
    Expected average life of options (years)....         4.84          3.92          3.05
    Expected fair value of options granted......   $     3.38    $     5.64    $     4.91

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.  BENEFIT PLANS (CONTINUED)

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

    In May 1995, the Board of Directors of the Company authorized the repricing of 1,156,900 options with option prices ranging from of $13.00 to $20.00. Options held by certain members of the Company's Board of Directors, including the Chairman and Chief Executive Officer of the Company were not repriced. The effect of the repricing of all the subject options was the cancellation of 1,116,500 options and the reissuance of 872,680 options ("replacement options") with a price of $12.00 (market value at date of the repricing) which are included in granted and canceled options in the table above. The number of replacement options was determined, based upon a valuation model, so that the value of the replacement options was equivalent to the value of the options originally granted.

    401(k) Plans

    The Company has a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first four percent of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contribution was approximately $499,000, $442,000 and $293,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

10. EXECUTIVE COMPENSATION PLANS

    The Company has employment agreements with certain of its executive officers. These contracts provide for, among other things, an annual base salary with annual adjustments and supplemental long-term disability and supplemental life insurance benefits in excess of the Company's normal coverage for employees. The Company elected to self-insure with respect to the long-term disability benefits. In addition, the Company has adopted a Supplemental Executive Retirement Plan for its Chief Executive Officer and a Supplemental Management Retirement Plan for certain key executives as selected by the Human Resources Committee of the Company's Board of Directors. Other executive plans include a Deferred Compensation Plan and a Long-Term Stay-On Performance Incentive Plan. The expenses related to these plans are included in corporate expenses in the accompanying consolidated statements of operations.

11. RESTRUCTURING CHARGE

    In March 1997, the Company introduced a plan designed to reduce costs and improve efficiency of operations. This plan resulted in a one-time charge to earnings in the fourth quarter of fiscal 1997 totaling $2,016,000, primarily related to employee severance payments.

12. INCOME TAXES

    The Company files a consolidated federal income tax return. The (provision) benefit for income taxes for financial reporting purposes consists of the following (amounts in thousands):

                                                                           MARCH 31,
                                                             -----------------------------------
                                                                1998         1997         1996
                                                             ---------    ---------    ---------
        Income tax (provision) benefit from continuing
             operations ..................................   $     966    $  (7,615)   $ (14,579)
        Tax benefit from extraordinary loss on early
             retirement of debt ..........................         626         --           --
                                                             ---------    ---------    ---------
                                                             $   1,592    $  (7,615)   $ (14,579)
                                                             =========    =========    =========

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. INCOME TAXES (CONTINUED)

    The (provision) benefit for income taxes attributable to income (loss) from continuing operations consists of the following (amounts in thousands):

                                                             MARCH 31,
                                                 --------------------------------
                                                    1998        1997        1996
                                                 --------    --------    --------
        Current:
                 Federal .....................   $ 18,083    $ (7,708)   $ (4,784)
                 State .......................       --         1,834        (374)
                                                 --------    --------    --------
                                                   18,083      (5,874)     (5,158)
        Deferred .............................    (16,491)     (1,741)     (9,421)
                                                 --------    --------    --------
                        Total income taxes ...   $  1,592    $ (7,615)   $(14,579)
                                                 ========    ========    ========





    The income tax (provision) benefit differs from that computed at the federal statutory corporate tax rate as follows:

                                                                       MARCH 31,
                                                         -------------------------------------
                                                           1998          1997          1996
                                                         ---------     ---------     ---------
        Federal statutory rate .......................        35.0%        (35.0)%       (35.0)%
        State income taxes, net of federal benefit ...        --             5.5          (0.6)
        Lobbying and political .......................        (7.0)         (1.5)         (0.8)
        Meals and entertainment ......................        (3.7)         (0.3)         (0.6)
        Credits earned, net ..........................         3.6           1.4           0.8
        Other, net ...................................        (4.5)         (5.7)         (0.2)
                                                         ---------     ---------     ---------
        Effective tax rate ...........................        23.4%        (35.6)%       (36.4)%
                                                         =========     =========     =========



    The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

                                                                                   MARCH 31,
                                                                           ------------------------
                                                                              1998          1997
                                                                           ----------    ----------
        Deferred tax assets:
                 Current:
                     Accrued vacation, bonuses and group insurance .....   $    5,279    $    2,981
                     Prepaid gaming taxes ..............................       (1,437)       (1,341)
                     Other .............................................        2,882         2,261
                                                                           ----------    ----------
                 Total current .........................................        6,724         3,901
                                                                           ----------    ----------
                 Long-term:
                     Preopening and other costs, net of amortization ...       15,182        15,077
                     State deferred taxes ..............................        2,010         1,907
                     Net operating loss ................................       15,361          --
                     Alternative minimum tax credits ...................        8,453         9,000
                                                                           ----------    ----------
                 Total long-term .......................................       41,006        25,984
                                                                           ----------    ----------

                 Total deferred tax assets .............................       47,730        29,885
                                                                           ----------    ----------
        Deferred tax liabilities:
                 Long-term:
                     Temporary differences related to property and
                         equipment .....................................      (53,605)      (32,583)
                     Other .............................................         (926)       (1,249)
                                                                           ----------    ----------
                 Total deferred tax liabilities ........................      (54,531)      (33,832)
                                                                           ----------    ----------
                 Net ...................................................   $   (6,801)   $   (3,947)
                                                                           ==========    ==========

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. INCOME TAXES (CONTINUED)

    The excess of the alternative minimum tax over the regular Federal income tax is a tax credit which can be carried forward indefinitely to reduce future regular Federal income tax liabilities. The Company did not record a valuation allowance at March 31, 1998 or 1997 relating to recorded tax benefits because all benefits are likely to be realized.

13. MERGER AGREEMENT

    On January 16, 1998, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement") with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). The Merger Agreement provides for the merger (the "Merger") of the Company and Crescent at the time of effectiveness of the Merger in accordance with the Merger Agreement (the "Effective Time"). As permitted by the Merger Agreement, the Company will be reincorporated in Delaware by the merger of the Company with and into its wholly-owned Delaware subsidiary ("Delaware Station") with Delaware Station as the surviving entity (the "Reincorporation Merger"). Delaware Station will then be merged with and into Crescent, with the result that, among other things, the separate corporate existence of the Company will cease and Crescent will continue as the surviving entity. Upon consummation of the Merger, an operating joint venture (the "Operating Joint Venture") that will be 50% owned by certain members of the Company's management and certain board members involved in management will, pursuant to a lease with Crescent, operate Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino Kansas City and Station Casino St. Charles. The lease will provide for base and percentage rent although the amount of rent has not yet been determined.

    Prior to the Effective Time, the Company will sell, assign, transfer and convey to the Operating Joint Venture, certain of the Company's non- real estate assets pursuant to a bill of sale. Following the Merger, it is anticipated that Crescent will transfer the stock of certain of the Company's subsidiaries and certain other assets of the Company to one or more subsidiaries of Crescent in which Crescent does not maintain a voting interest.

    As of the Effective Time, by virtue of the Merger, and without any action on the part of Crescent or the Company (collectively, the "Constituent Entities"), or the holders of any securities of the Constituent Entities, and subject to certain provisions of the Merger Agreement: (i) each share of the Company's common stock par value $0.01 per share ("Common Stock") (including restricted shares of Common Stock issued under the Company's Stock Compensation Program) issued and outstanding immediately prior to the Effective Time (other than treasury shares and shares of Common Stock held by Crescent which will be canceled) will be converted into the right to receive 0.466 shares of validly issued, fully paid and nonassessable common shares of beneficial interest in Crescent ("Crescent Common Shares") and (ii) each share of the Company's $3.50 Convertible Preferred Stock ("Convertible Preferred Stock") issued and outstanding immediately prior to the Effective Time will be converted into the right to receive one validly issued, fully paid and nonassessable $3.50 Convertible Preferred Share of Crescent ("Crescent Convertible Preferred Shares").

    The Merger Agreement entitles Crescent to a $54 million break-up fee if such agreement is terminated (i) by either Crescent or the Board of Directors of the Company if any required approval of the Merger is not obtained by reason of the failure to obtain the required vote of stockholders, (ii) by Crescent, if the Board of Directors of the Company does not recommend or withdraws its approval or recommendation of the Merger, modifies its approval or recommendation adversely to Crescent or approves or recommends a superior proposal or (iii) by the Board of Directors of the Company, if it receives a superior proposal that Crescent does not match or exceed.

    The obligations of Crescent and the Company to consummate the Merger are subject to the satisfaction or waiver of various conditions, including approval by both the common and preferred stockholders of the Company and receipt of certain regulatory approvals and consents, including approval from Nevada and Missouri gaming authorities.

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. MERGER AGREEMENT (CONTINUED)

    On June 15, 1998, Crescent filed a registration statement on Form S-3 (No. 333-56809) with the Securities and Exchange Commission relating to a planned rights offering to be made upon consummation of the Merger to holders of the Crescent Common Shares (including holders of Crescent Common shares as a result of the conversion of the Common Stock in the Merger). It is expected that Crescent will distribute one transferable subscription right (each a "Crescent Right") for each Crescent Common Share held. In addition, it is expected that every five Crescent Rights will entitle the holder thereof to purchase one Crescent Common Share at an exercise price of $31 1/8 per share. At the same time, Crescent announced that its Board of Trust Managers had approved, subject to consummation of the Merger, an increase in its quarterly dividend from $0.38 per Crescent Common Share to $0.63 per share. Crescent also announced its intent to contribute, following consummation of the Merger, substantially all of the real estate assets acquired in the Merger to a new partnership that will invest principally in casinos, other gaming properties and other real estate property in Las Vegas, Nevada. Crescent expects to offer holders of Crescent Common Shares rights (each a Gaming Right) to acquire common or preferred equity interests in such partnership or in a real estate investment trust which would hold interests in such partnership. Such partnership and its owners will be subject to strict regulatory requirements similar to those that will be applicable to Crescent. Such Gaming Rights are expected to be taxable to the holders of Common Shares upon issuance of such Gaming Right. Crescent does not believe distribution of the Crescent Rights will be taxable to holders of Crescent Common shares, however, no assurances can be made in this regard. Tax information will be provided to such shareholders at the time of such distribution. The record date for either such offering will occur after the Effective Time. The conversion price for Crescent Preferred Shares received in the Merger in exchange for the Convertible Preferred Stock will be adjusted in accordance with the certificate setting forth the rights, preferences and privileges of the Crescent $3.50 Convertible Preferred Stock (which has substantially the same terms as the certificate for the Convertible Preferred Stock except for certain real estate investment trust provisions) to account for such distributions. Holders of options to purchase Common Stock converted to options to purchase Crescent Common Shares pursuant to the Merger will receive the same adjustments to their options, if any, as other holders of options to purchase Crescent Common Shares.

    Immediately prior to the execution of the Merger Agreement, the Company amended its Rights Agreement dated October 6, 1997 (the "Rights Agreement ") (See Note 7) to exclude Crescent and its affiliates from the definition of Acquiring Person to the extent that it is a Beneficial Owner (as defined in the Rights Agreement) as a result of the approval, execution or delivery of, or the consummation of the transactions contemplated by, the Merger Agreement, including, without limitation, the purchase by Crescent of the Redeemable Preferred Stock.

                             STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                                   NET             BASIC
                                                                  INCOME          INCOME           EARNINGS
                                                                  (LOSS)          (LOSS)            (LOSS)
                                                 OPERATING        BEFORE         APPLICABLE      APPLICABLE TO
                                    NET           INCOME          INCOME         TO COMMON         COMMON
                                  REVENUES        (LOSS)           TAXES           STOCK           STOCK
                                ------------   ------------    ------------    ------------    ------------
                                          (AMOUNTS IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)
YEAR ENDED MARCH 31, 1998
First quarter ...............   $    173,516   $      8,178    $    (12,846)   $    (10,101)   $      (0.29)
Second quarter ..............   $    194,097   $     23,340    $      3,655    $        546    $       0.02
Third quarter ...............   $    197,196   $     24,984    $      5,299    $      1,613    $       0.05
Fourth quarter ..............   $    204,801   $     27,684    $       (228)   $     (4,499)   $      (0.13)

YEAR ENDED MARCH 31, 1997
First quarter ...............   $    135,440   $     22,813    $     14,581    $      7,648    $       0.22
Second quarter ..............   $    138,034   $     23,809    $     15,847    $      8,307    $       0.24
Third quarter ...............   $    133,767   $     21,536    $     13,789    $      6,944    $       0.20
Fourth quarter ..............   $    176,274   $    (10,035)   $    (22,839)   $    (16,381)   $      (0.46)

YEAR ENDED MARCH 31, 1996
First quarter ...............   $     94,145   $     13,043    $      5,530    $      3,511    $       0.12
Second quarter ..............   $    119,850   $     17,666    $     11,459    $      7,257    $       0.21
Third quarter ...............   $    122,929   $     18,969    $     11,509    $      7,360    $       0.21
Fourth quarter ..............   $    129,933   $     19,786    $     11,553    $      7,291    $       0.21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          There is incorporated by reference the information appearing in the section entitled "Directors and Executive Officers" in the Registrant's definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

          There is incorporated by reference the information appearing in the section entitled "Executive Compensation" in the Registrant's definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          There is incorporated by reference the information appearing in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There is incorporated by reference the information appearing in the sections entitled "Certain Relationships and Related Transactions" in the Registrant's definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements (including related notes to Consolidated Financial Statements) filed in part II of this report are listed below:

       Report of Independent Public Accountants

       Consolidated Balance Sheets as of March 31, 1998 and 1997

       Years Ended March 31, 1998, 1997 and 1996:

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

2.2 Agreement and Plan of Merger, dated as of January 16, 1998 among Crescent Real Estate Equities Company and Station Casinos, Inc. (Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998)

2.3             Amendment No. 1 dated as of February 17, 1998 to Agreement and
                Plan of Merger.

2.4 Amendment No. 2 dated as of June 14, 1998, to Agreement and Plan of Merger (incorporated herein by reference to the Company's 8K dated June 17, 1998)

3.1 Amended and Restated Articles of Incorporation of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)

3.2 Restated Bylaws of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)

4.1 Form of Subordinated Note of the Registrant (1997 Issue) (Incorporated herein by reference to the Company's Form 8-K dated April 3, 1997)

4.2             Form of Subordinated Note of the Registrant (1996 Issue).
                (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.3 Form of Subordinated Note of the Registrant (1994 Issue) (Incorporated herein by reference to Registration Statement No. 33-76156)

4.4 Form of Subordinated Note of the Registrant (1993 Issue) (Incorporated herein by reference to Registration Statement No. 33-59302)

4.5 Indenture dated as of April 3, 1997 between Registrant and First Union National Bank as Trustee (Incorporated by reference to the Company's Form 8-K dated April 3, 1997)
4.6 Indenture dated as of March 29, 1996 between the Registrant and First Union National Bank, as Trustee. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.7 Indenture dated as of May 11, 1994 between the Registrant and First Union National Bank (f.k.a. First Fidelity Bank, National Association) as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended March 31, 1994)

4.8 First Supplemental Indenture dated as of March 25, 1996 between Registrant and First Union National Bank, (f.k.a. First Fidelity Bank, National Association), as Trustee with respect to the Indenture dated as of May 11, 1994. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.9 Indenture dated as of June 2, 1993 between the Registrant and First Union National Bank (f.k.a. First Fidelity Bank, National Association) as Trustee. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

4.10 First Supplemental Indenture dated as of March 25, 1996 between Registrant and First Union National Bank, (f.k.a. First Fidelity Bank, National Association), as Trustee with respect to the Indenture dated as of June 2, 1993. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.11 Amended and Restated Reducing Revolving Loan Agreement dated as of March 19, 1996 among Palace Station, Inc., Boulder Station, Inc., Texas Station, Inc., St. Charles Riverfront Station, Inc. and Kansas City Station Corporation and Bank of America National Trust and Savings Association, Bank of Scotland and Societe Generale and each of the banks that are party to the Bank Facility. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.12 Parent Guaranty dated as of March 19, 1996 executed by Station Casinos, Inc. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.13 Certificate of Resolutions of Convertible Preferred Stock of the Registrant. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.14            Form of Convertible Preferred Stock of the Registrant.
                (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.15            Amendment No. 1 to the Bank Facility, dated May 17, 1996.
                (Incorporated herein by reference to Registrant Statement No. 333-30685).

4.16 Waiver and Amendment to the Bank Facility, dated September 11, 1996. (Incorporated herein by reference to Registrant Statement No. 333-30685).

4.17            Amendment No. 3 to the Bank Facility, dated January 21, 1997.
                (Incorporated herein by reference to Registrant Statement No. 333-30685).

4.18            Amendment No. 4 to the Bank Facility, dated March 21, 1997.
                (Incorporated herein by reference to Registrant Statement No. 333-30685).

4.19            Amendment No. 5 to the Bank Facility, dated May 20, 1997.
                (Incorporated herein by reference to Registrant Statement No. 333-30685).

4.20            Amendment No. 6 to the Bank Facility, dated June 27, 1997.
                (Incorporated herein by reference to Registrant Statement No. 333-30685).

4.21            Amendment No. 7 to the Bank Facility, dated August 29, 1997.

4.22 Rights Agreement dated October 6, 1997 between the Company and Continental Stock Transfer and Trust Company, as Rights Agent. (Incorporated herein by reference to the Company's Form 8-K dated October 9, 1997).

4.23 Amendment to Rights Agreement, dated as of January 16, 1998, between Station Casinos, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. ( Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998).

4.24 General Continuing Guaranty dated as of June 1, 1993 executed by Station Casinos, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

4.25            Certificate of Resolutions of $100 Redeemable Preferred Stock.

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

10.3 Lease dated as of February 16, 1976 between Richfield Development Co. and Mini-Price Motor Inn. (Incorporated herein by reference to Registration Statement No. 33-59302)

10.4 Lease dated as of September 6, 1977 between Richard Tam and Mini-Price Motor Inn Joint Venture (Parcel B1). (Incorporated herein by reference to Registration Statement No. 33-59302)

10.5 Lease dated as of September 6, 1977 between Richard Tam and Mini-Price Motor Inn Joint Venture (Parcel B2). (Incorporated herein by reference to Registration Statement No. 33-59302)

10.6            Amended and Restated Employment Agreement between Frank J.
                Fertitta III and the Registrant dated as of December 22, 1997. (Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998)

10.7            Amended and Restated Employment Agreement between Glenn C.
                Christenson and the Registrant dated as of December 22, 1997 (Incorporated herein by reference to the Company's on Form 8-K dated January 27, 1998).

10.8 Amended and Restated Employment Agreement between Scott M Nielson and the Registrant dated as of December 22, 1997. (Incorporated herein by reference to the Company's Report on Form 8-K dated January 27, 1998)

10.9            Amended and Restated Employment Agreement between Blake L.
                Sartini and the Registrant dated as of December 22, 1997. (Incorporated herein by reference to the Company's Report on Form 8-K dated January 27, 1998)

10.10 Stock Compensation Program of the Registrant. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.11 Amendment dated as of August 22, 1995 to the Stock Compensation Program. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
                1995)

10.12 Supplemental Executive Retirement Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.13 Supplemental Management Retirement Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.14 Long-Term Stay-On Performance Incentive Plan between the Registrant and Joseph J. Canfora, Glenn C. Christenson, Scott M Nielson and Blake L. Sartini. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.15 Amended and Restated Deferred Compensation Plan of the Registrant effective as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.16 Special Long-Term Disability Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.17 Ground Lease between Boulder Station, Inc. and KB Enterprises dated as of June 1, 1993. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.18 Option to Lease or Purchase dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.19 Option to Acquire Interest Under Purchase Contract dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.20 First Amendment to Ground Lease and Sublease, dated as of June 30, 1995, by and between KB Enterprises, as landlord and Boulder Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.21 Ground Lease between Registrant and Texas Gambling Hall & Hotel, Inc. dated as of June 1, 1995. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.22 First Amendment to Ground Lease dated as of June 30, 1995 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.23 Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 between Registrant and Texas Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.24 Sublease Agreement dated as of November 30, 1992 between the City of St. Charles and St. Charles Riverfront Station, Inc. (Incorporated herein by reference to Registrant Statement No. 33-59302)

10.25 Lease between Navillus Investment Co.; Jerome D. Mack as trustee of the Center Trust; Peter Trust Limited Partnership; and Third Generation Limited Partnership and Registrant. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended March 31, 1994)

10.26 Joint Venture Agreement dated as of September 25, 1993, between First Holdings Company and the Registrant. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.27 Assignment and Assumption Agreement (Joint Venture Agreement) dated as of March 25, 1996 between the Registrant and Kansas City Station Corporation (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended March 31, 1996).

10.28 Amendment to Joint Venture Agreement dated as of November 15, 1993, between First Holdings Company and the Registrant (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended March 31, 1996).

10.29 Second Amendment to Joint Venture Agreement, dated as of April 22, 1996, between First Holdings Company and Kansas City Station Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                1996)

10.30 Development Agreement dated as of April 24, 1995, between Kansas City Station Corporation and the Port Authority of Kansas City. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.31 Lease Agreement, dated as of April 1, 1994 between Station/First Joint Venture and Kansas City Station Corporation.
                (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.32 First Amendment to Lease Agreement dated as of March 19, 1996 between Station/First Joint Venture and Kansas City Station Corporation (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended March 31, 1996).

10.33 Second Amendment to Lease Agreement, dated as of April 22, 1996, between Station/First Joint Venture and Kansas City Station Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                1996)

10.34 Form of Indemnification Agreement for Directors and Executive Officers. (Incorporated herein by reference to Registration Statement No. 33-59302)

10.35 Form of Indemnification Agreement between the Registrant and Frank Fertitta, Jr. (Incorporated herein by reference to Registration Statement No. 33-59302)

10.36 Construction/Term Loan Agreement dated as of September 25, 1996 among Sunset Station and Bank of America National Trust and Savings Association, Bank of Scotland, Societe Generale and each of the other Lenders that are party to such agreement. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.37 Completion Guarantee dated as of September 25, 1996, executed by the Registrant. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.38 Supplemental Loan Agreement dated as of September 25, 1996 between the Registrant and Sunset Station. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.39 Participation Agreement dated as of September 25, 1996 among the Registrant, as Lessee, and First Security Trust Company of Nevada, as Lessor and Trustee, and the other Persons that are parties to such agreement. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.40 Lease Agreement dated as of September 25, 1996 between First Security Trust Company of Nevada as Trustee and Lessor and the Registrant, as Lessee. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.41 Sublease Agreement dated as of September 25, 1996 between the Registrant, as Sublessor and Sunset Station as Sublessee. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.42 Sunset Station 1996 Trust Agreement dated as of September 25, 1996 between the Registrant, as Grantor, and First Security Trust Company of Nevada, as Trustee. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.43 Standard Form of Agreement Between Owner and Contractor, dated as of November 1, 1995 between Sunset Station and J.A. Tiberti Construction Company, Inc. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

21.1            Subsidiaries of the Registrant

23.1            Consent of Arthur Andersen LLP

27              Financial Data Schedule


(b) Reports on Form 8-K On January 27, 1998 the Registrant filed a Report on Form 8-K dated January 16, 1998. The Registrant reported under Item 5 that it had entered into an Agreement and Plan of Merger with Crescent. Pursuant to the Merger Agreement, the Company will be merged with and into Crescent.

(c)  None.

(d)  None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  STATION CASINOS, INC.


  Dated:  June 26, 1998           By: /s/ FRANK J. FERTITTA III
                                     --------------------------------
                                     Frank J. Fertitta III
                                     Chairman of the Board, President and Chief
                                     Executive Officer (Principal Executive
                                     Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                              Title                                   Date
       ---------                              -----                                   ----
    /s/ FRANK J. FERTITTA III     Chairman of the Board, President                June 26, 1998
-------------------------------     and Chief Executive Officer
    Frank J. Fertitta III           (Principal Executive Officer)


    /s/ GLENN C. CHRISTENSON      Executive Vice President, Chief                 June 26, 1998
-------------------------------      Financial Officer, Chief Administrative
    Glenn C. Christenson             Officer, Treasurer and Director (Principal
                                     Financial and Accounting Officer)


    /s/ BLAKE L. SARTINI          Executive Vice President,                       June 26, 1998
-------------------------------      Chief Operating Officer
     Blake L. Sartini                and Director


    /s/ HAL DEAN                  Director                                        June 26, 1998
-------------------------------
        Hal Dean


    /s/ LORENZO J. FERTITTA       Director                                        June 26, 1998
-------------------------------
      Lorenzo J. Fertitta


    /s/ LOWELL H. LEBERMANN, JR.  Director                                        June 26, 1998
-------------------------------
   Lowell H. Lebermann, Jr.


    /s/ DELISE F. SARTINI         Director                                        June 26, 1998
-------------------------------
      Delise F. Sartini

                                INDEX TO EXHIBITS

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

2.2             Agreement and Plan of Merger, dated as of January 16, 1998 among
                Crescent Real Estate Equities Company and Station Casinos, Inc.
                (Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998)

2.3             Amendment No. 1 dated as of February 17, 1998 to Agreement and
                Plan of Merger.

2.4 Amendment No. 2 dated as of June 14, 1998, to Agreement and Plan of Merger (incorporated herein by reference to the Company's 8K dated June 17, 1998)

3.1             Amended and Restated Articles of Incorporation of the
                Registrant.  (Incorporated herein by reference to Registration
                Statement No. 33-76156)

3.2 Restated Bylaws of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)

4.1             Form of Subordinated Note of the Registrant (1997 Issue)
                (Incorporated herein by reference to the Company's Form 8-K dated April 3, 1997)

4.2             Form of Subordinated Note of the Registrant (1996 Issue).
                (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.3             Form of Subordinated Note of the Registrant (1994 Issue)
                (Incorporated herein by reference to Registration Statement No.
                33-76156)

4.4             Form of Subordinated Note of the Registrant (1993 Issue)
                (Incorporated herein by reference to Registration Statement No.
                33-59302)

4.5             Indenture dated as of April 3, 1997 between Registrant and First
                Union National Bank as Trustee (Incorporated by reference to the Company's Form 8-K dated April 3, 1997)
4.6 Indenture dated as of March 29, 1996 between the Registrant and First Union National Bank, as Trustee. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.7 Indenture dated as of May 11, 1994 between the Registrant and First Union National Bank (f.k.a. First Fidelity Bank, National
                Association) as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended
                March 31, 1994)

4.8             First Supplemental Indenture dated as of March 25, 1996 between
                Registrant and First Union National Bank, (f.k.a. First Fidelity
                Bank, National Association), as Trustee with respect to the Indenture dated as of May 11, 1994. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.9 Indenture dated as of June 2, 1993 between the Registrant and First Union National Bank (f.k.a. First Fidelity Bank, National
                Association) as Trustee. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                June 30, 1993)

4.10            First Supplemental Indenture dated as of March 25, 1996 between
                Registrant and First Union National Bank, (f.k.a. First Fidelity
                Bank, National Association), as Trustee with respect to the Indenture dated as of June 2, 1993. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.11 Amended and Restated Reducing Revolving Loan Agreement dated as of March 19, 1996 among Palace Station, Inc., Boulder Station,
                Inc., Texas Station, Inc., St. Charles Riverfront Station, Inc.
                and Kansas City Station Corporation and Bank of America National
                Trust and Savings Association, Bank of Scotland and Societe
                Generale and each of the banks that are party to the Bank
                Facility.  (Incorporated herein by reference to the Company's
                Form 8-K dated March 25, 1996)

4.12            Parent Guaranty dated as of March 19, 1996 executed by Station
                Casinos, Inc. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.13            Certificate of Resolutions of Convertible Preferred Stock of the
                Registrant.  (Incorporated herein by reference to the Company's
                Form 8-K dated March 25, 1996)

4.14            Form of Convertible Preferred Stock of the Registrant.
                (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.15            Amendment No. 1 to the Bank Facility, dated May 17, 1996.
                (Incorporated herein by reference to Registrant Statement No.
                333-30685).

4.16            Waiver and Amendment to the Bank Facility, dated September 11,
                1996.  (Incorporated herein by reference to Registrant Statement
                No. 333-30685).

4.17            Amendment No. 3 to the Bank Facility, dated January 21, 1997.
                (Incorporated herein by reference to Registrant Statement No.
                333-30685).

4.18            Amendment No. 4 to the Bank Facility, dated March 21, 1997.
                (Incorporated herein by reference to Registrant Statement No.
                333-30685).

4.19            Amendment No. 5 to the Bank Facility, dated May 20, 1997.
                (Incorporated herein by reference to Registrant Statement No.
                333-30685).

4.20            Amendment No. 6 to the Bank Facility, dated June 27, 1997.
                (Incorporated herein by reference to Registrant Statement No.
                333-30685).

4.21            Amendment No. 7 to the Bank Facility, dated August 29, 1997.

4.22            Rights Agreement dated October 6, 1997 between the Company and
                Continental Stock Transfer and Trust Company, as Rights Agent.
                (Incorporated herein by reference to the Company's Form 8-K dated October 9, 1997).

4.23 Amendment to Rights Agreement, dated as of January 16, 1998, between Station Casinos, Inc. and Continental Stock Transfer &
                Trust Company, as Rights Agent. ( Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998).

4.24            General Continuing Guaranty dated as of June 1, 1993 executed by
                Station Casinos, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                June 30, 1993)

4.25            Certificate of Resolutions of $100 Redeemable Preferred Stock.

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

10.6            Amended and Restated Employment Agreement between Frank J.
                Fertitta III and the Registrant dated as of  December 22, 1997.
                (Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998)

10.7            Amended and Restated Employment Agreement between Glenn C.
                Christenson and the Registrant dated as of December 22, 1997
                (Incorporated herein by reference to the Company's on Form 8-K dated January 27, 1998).

10.8            Amended and Restated Employment Agreement between Scott M
                Nielson and the Registrant dated as of December 22, 1997.
                (Incorporated herein by reference to the Company's Report on Form 8-K dated January 27, 1998)

10.9            Amended and Restated Employment Agreement between Blake L.
                Sartini and the Registrant dated as of December 22, 1997.
                (Incorporated herein by reference to the Company's Report on Form 8-K dated January 27, 1998)

10.10 Stock Compensation Program of the Registrant. (Incorporated herein by reference to the Company's Quarterly Report on Form
                10-Q for the period ended June 30, 1993)

10.11           Amendment dated as of August 22, 1995 to the Stock Compensation
                Program.  (Incorporated herein by reference to the Company's
                Quarterly Report on Form 10-Q for the period ended September 30,
                1995)

10.12 Supplemental Executive Retirement Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                December 31, 1994)

10.13 Supplemental Management Retirement Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                December 31, 1994)

10.14           Long-Term Stay-On Performance Incentive Plan between the
                Registrant and Joseph J. Canfora, Glenn C. Christenson, Scott M
                Nielson and Blake L. Sartini. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.15           Amended and Restated Deferred Compensation Plan of the
                Registrant effective as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form
                10-Q for the period ended December 31, 1994)

10.16           Special Long-Term Disability Plan of the Registrant dated as of
                November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                December 31, 1994)

10.17 Ground Lease between Boulder Station, Inc. and KB Enterprises dated as of June 1, 1993. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                June 30, 1993)

10.18           Option to Lease or Purchase dated as of June 1, 1993 between
                Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.19           Option to Acquire Interest Under Purchase Contract dated as of
                June 1, 1993 between Boulder Station, Inc. and KB Enterprises.
                (Incorporated herein by reference to the Company's Quarterly
                Report on Form 10-Q for the period ended June 30, 1993)

10.20           First Amendment to Ground Lease and Sublease, dated as of June
                30, 1995, by and between KB Enterprises, as landlord and Boulder
                Station, Inc. (Incorporated herein by reference to the Company's
                Form 8-K dated July 5, 1995)

10.21           Ground Lease between Registrant and Texas Gambling Hall & Hotel,
                Inc. dated as of June 1, 1995. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.22 First Amendment to Ground Lease dated as of June 30, 1995 between Registrant and Texas Gambling Hall & Hotel, Inc.
                (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.23 Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 between Registrant and Texas Station,
                Inc.  (Incorporated herein by reference to the Company's Form 8-
                K  dated July 5, 1995)

10.24           Sublease Agreement dated as of November 30, 1992 between the
                City of St. Charles and St. Charles Riverfront Station, Inc.
                (Incorporated herein by reference to Registrant Statement No.
                33-59302)

10.25 Lease between Navillus Investment Co.; Jerome D. Mack as trustee of the Center Trust; Peter Trust Limited Partnership; and Third
                Generation Limited Partnership and Registrant. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended March 31, 1994)

10.26           Joint Venture Agreement dated as of September 25, 1993, between
                First Holdings Company and the Registrant. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.27 Assignment and Assumption Agreement (Joint Venture Agreement) dated as of March 25, 1996 between the Registrant and Kansas
                City Station Corporation (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended
                March 31, 1996).

10.28           Amendment to Joint Venture Agreement dated as of November 15,
                1993, between First Holdings Company and the Registrant
                (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended March 31, 1996).

10.29           Second Amendment to Joint Venture Agreement, dated as of April
                22, 1996, between First Holdings Company and Kansas City Station
                Corporation.  (Incorporated herein by reference to the Company's
                Quarterly Report on Form 10-Q for the period ended June 30,
                1996)

10.30           Development Agreement dated as of April 24, 1995, between Kansas
                City Station Corporation and the Port Authority of Kansas City.
                (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.31           Lease Agreement, dated as of April 1, 1994 between Station/First
                Joint Venture and Kansas City Station Corporation.
                (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.32 First Amendment to Lease Agreement dated as of March 19, 1996 between Station/First Joint Venture and Kansas City Station
                Corporation (Incorporated herein by reference to the Company's
                Annual Report on Form 10-K for the period ended March 31, 1996).

10.33           Second Amendment to Lease Agreement, dated as of April 22, 1996, between Station/First Joint Venture and Kansas City Station
                Corporation.  (Incorporated herein by reference to the Company's
                Quarterly Report on Form 10-Q for the period ended June 30,
                1996)

10.34           Form of Indemnification Agreement for Directors and Executive
                Officers.  (Incorporated herein by reference to Registration
                Statement No. 33-59302)

10.35           Form of Indemnification Agreement between the Registrant and
                Frank Fertitta, Jr. (Incorporated herein by reference to Registration Statement No. 33-59302)

10.36 Construction/Term Loan Agreement dated as of September 25, 1996 among Sunset Station and Bank of America National Trust and
                Savings Association, Bank of Scotland, Societe Generale and each of the other Lenders that are party to such agreement.
                (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.37 Completion Guarantee dated as of September 25, 1996, executed by the Registrant. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.38 Supplemental Loan Agreement dated as of September 25, 1996 between the Registrant and Sunset Station. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.39           Participation Agreement dated as of September 25, 1996 among the
                Registrant, as Lessee, and First Security Trust Company of
                Nevada, as Lessor and Trustee, and the other Persons that are parties to such agreement. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.40           Lease Agreement dated as of September 25, 1996 between First
                Security Trust Company of Nevada as Trustee and Lessor and the
                Registrant, as Lessee. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.41           Sublease Agreement dated as of September 25, 1996 between the
                Registrant, as Sublessor and Sunset Station as Sublessee.
                (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.42           Sunset Station 1996 Trust Agreement dated as of September 25,
                1996 between the Registrant, as Grantor, and First Security
                Trust Company of Nevada, as Trustee. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.43 Standard Form of Agreement Between Owner and Contractor, dated as of November 1, 1995 between Sunset Station and J.A. Tiberti
                Construction Company, Inc. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

21.1            Subsidiaries of the Registrant

23.1            Consent of Arthur Andersen LLP

27              Financial Data Schedule