Form 10-Q
period 1998-06-30
STATION CASINOS INC
filed 1998-08-14
CIK 898660

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           [LOGO STATION CASINOS, INC.]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1998
                                               -------------


                                     OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from______to _____

Commission file number 000-21640
                       ---------

                              STATION CASINOS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                88-0136443
           ------                                ----------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                     Outstanding at July 31, 1998
----------------------------                     ----------------------------
Common stock, $.01 par value                              35,311,792

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           STATION CASINOS, INC.
                                 INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets (unaudited) -
             June 30, 1998 and March 31, 1998                                 3

             Condensed Consolidated Statements of Operations (unaudited) -
             Three months ended June 30, 1998 and 1997                        4

             Condensed Consolidated Statements of Cash Flows (unaudited) -
             Three months ended June 30, 1998 and 1997                        5

             Notes to Condensed Consolidated Financial Statements (unaudited) 6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 2.  Changes in Securities                                                24

Item 3.  Defaults Upon Senior Securities                                      24

Item 4.  Submission of Matters to a Vote of Security Holders                  24

Item 5.  Other Information                                                    24

Item 6.  Exhibits and Reports on Form 8-K                                     24


Signature                                                                     25

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              STATION CASINOS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)
                                   (unaudited)

                                                                                   JUNE 30,      MARCH 31,
                                                                                     1998          1998
                                                                                -------------  -------------
                                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.................................................     $   58,815    $   50,158
   Accounts and notes receivable, net........................................         11,951        12,288
   Inventories...............................................................          4,514         4,209
   Prepaid gaming taxes......................................................          8,119         6,763
   Prepaid expenses and other................................................         16,191        14,073
                                                                                -------------  -------------
      TOTAL CURRENT ASSETS...................................................         99,590        87,491

Property and equipment, net..................................................      1,125,137     1,132,719
Land held for development....................................................         24,286        24,268
Other assets, net............................................................         55,243        55,738
                                                                                -------------  -------------
      TOTAL ASSETS...........................................................     $1,304,256    $1,300,216
                                                                                -------------  -------------
                                                                                -------------  -------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt.........................................     $  126,214    $   97,931
   Accounts payable..........................................................         16,303        16,498
   Accrued payroll and related...............................................         21,934        21,896
   Construction contracts payable............................................          8,842        10,534
   Accrued interest payable..................................................         13,609        16,776
   Accrued expenses and other................................................         35,984        33,874
                                                                                -------------  -------------
      TOTAL CURRENT LIABILITIES..............................................        222,886       197,509

Long-term debt, less current portion.........................................        777,178       802,295
Deferred income taxes, net...................................................         15,661        13,525
                                                                                -------------  -------------
      TOTAL LIABILITIES......................................................      1,015,725     1,013,329
                                                                                -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01; authorized 5,000,000 shares; 2,070,000
     convertible preferred shares issued and outstanding.....................        103,500       103,500
   Common stock, par value $.01; authorized 90,000,000 shares;
     35,311,792 and 35,310,623 shares issued and outstanding.................            353           353
   Additional paid-in capital................................................        167,213       167,180
   Deferred compensation - restricted stock..................................           (405)         (528)
   Retained earnings.........................................................         17,870        16,382
                                                                                -------------  -------------
      TOTAL STOCKHOLDERS' EQUITY.............................................        288,531       286,887
                                                                                -------------  -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................     $1,304,256    $1,300,216
                                                                                -------------  -------------
                                                                                -------------  -------------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            STATION CASINOS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (amounts in thousands, except per share data)
                               (unaudited)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                           1998         1997
                                                        ----------   ----------
OPERATING REVENUES:
   Casino.............................................   $165,367     $133,275
   Food and beverage..................................     34,213       28,855
   Room...............................................      9,695        8,039
   Other..............................................     12,535       14,208
                                                        ----------   ----------
      Gross revenues..................................    221,810      184,377
   Less promotional allowances........................    (15,560)     (10,861)
                                                        ----------   ----------
      Net revenues....................................    206,250      173,516
                                                        ----------   ----------

OPERATING COSTS AND EXPENSES:
   Casino.............................................     80,201       64,291
   Food and beverage..................................     21,100       21,281
   Room...............................................      3,707        3,101
   Other..............................................      5,917        7,162
   Selling, general and administrative................     44,889       38,656
   Corporate expenses.................................      4,549        3,894
   Development expenses...............................          -          104
   Depreciation and amortization......................     17,508       15,983
   Preopening expenses................................          -       10,866
                                                        ----------   ----------
                                                          177,871      165,338
                                                        ----------   ----------
OPERATING INCOME......................................     28,379        8,178
                                                        ----------   ----------

OTHER INCOME (EXPENSE):
   Interest expense, net..............................    (22,410)     (16,007)
   Other..............................................       (441)      (5,017)
                                                        ----------   ----------
                                                          (22,851)     (21,024)
                                                        ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES.....................      5,528      (12,846)
INCOME TAX (PROVISION) BENEFIT........................     (2,229)       4,556
                                                        ----------   ----------
NET INCOME (LOSS).....................................      3,299       (8,290)
PREFERRED STOCK DIVIDENDS.............................     (1,811)      (1,811)
                                                        ----------   -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK..........   $  1,488    $ (10,101)
                                                        ----------   ----------
                                                        ----------   ----------

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE....   $   0.04    $   (0.29)
                                                        ----------   ----------
                                                        ----------   ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............     35,312       35,314
                                                        ----------   ----------
                                                        ----------   ----------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              STATION CASINOS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                            1998        1997
                                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................................      $  3,299    $ (8,290)
                                                                         ----------  ----------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization..................................       17,508      15,983
      Amortization of debt discount and issuance costs...............        1,458       1,611
      Increase in deferred income taxes..............................        2,230         839
      Preopening expenses............................................            -      10,866
      Changes in assets and liabilities:
        Decrease (increase) in accounts and notes receivable, net....          337        (920)
        Increase in inventories and prepaid expenses and other.......       (3,873)     (4,477)
        (Decrease) increase in accounts payable......................         (193)      1,680
        (Decrease) increase in accrued expenses and other ...........         (979)      8,506
      Other, net.....................................................         (421)      5,786
                                                                         ----------  ----------
             Total adjustments.......................................       16,067      39,874
                                                                         ----------  ----------
          Net cash provided by operating activities..................       19,366      31,584
                                                                         ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..............................................      (11,095)    (72,569)
   Decrease in construction contracts payable........................       (1,692)    (45,156)
   Preopening expenses...............................................            -      (8,550)
   Other, net........................................................        1,159         (31)
                                                                         ----------  ----------
          Net cash used in investing activities......................      (11,628)   (126,306)
                                                                         ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments under bank facility, net.................................      (18,500)    (89,000)
   Borrowings under Sunset loan agreement, net.......................            -      43,500
   Proceeds from the issuance of notes payable.......................       25,000      15,732
   Principal payments on notes payable...............................       (3,664)     (6,715)
   Proceeds from the issuance of senior subordinated notes, net......            -     144,287
   Dividends paid....................................................       (1,811)     (1,811)
   Other, net........................................................         (106)     (4,775)
                                                                         ----------  ----------
          Net cash provided by financing activities..................          919     101,218
                                                                         ----------  ----------

CASH AND CASH EQUIVALENTS:
   Increase in cash and cash equivalents.............................        8,657       6,496
   Balance, beginning of period......................................       50,158      42,522
                                                                         ----------  ----------
   Balance, end of period............................................     $ 58,815    $ 49,018
                                                                         ----------  ----------
                                                                         ----------  ----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest, net of amounts capitalized................     $ 24,143    $ 11,084
   Cash paid for income taxes........................................     $     10    $      -
   Property and equipment purchases financed by debt.................     $      -    $  3,532


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     Station Casinos, Inc. (the "Company"), a Nevada Corporation, is an established multi-jurisdictional gaming and entertainment enterprise that currently owns and operates four major casino properties in Las Vegas, Nevada, a gaming and entertainment complex in St. Charles, Missouri and a gaming and entertainment complex in Kansas City, Missouri. The Company also owns and provides slot route management services in Southern Nevada.

     The accompanying condensed consolidated financial statements include the accounts of Station Casinos, Inc. and its wholly-owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), Texas Station, Inc. ("Texas Station"), Sunset Station, Inc. ("Sunset Station"), St. Charles Riverfront Station, Inc. ("Station Casino St. Charles"), Kansas City Station Corporation ("Station Casino Kansas City"), and the Southwest Companies. The Company also owns and operates a small casino, Wild, Wild West, which opened in July 1998 and owns a 50% interest in Town Center Amusements, Inc., d.b.a. Barley's Casino & Brewing Company. All significant intercompany accounts and transactions have been eliminated.

     The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended June 30, 1998 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

                              STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.   LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):


                                                                                                June 30,        March 31,
                                                                                                  1998            1998
                                                                                              -----------       ----------
Reducing revolving credit facility, secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Sunset Station, Station
  Casino St. Charles and Station Casino Kansas City, $307.6 million limit at
  June 30, 1998, reducing quarterly by $22.4 million until September 2000 when the remaining principal balance is due, interest at a margin above the bank's prime rate or the Eurodollar
  Rate (8.21% at June 30, 1998)............................................................    $  305,500       $  324,000
9 5/8% senior subordinated notes, payable interest only semi-annually, principal due June 1, 2003, net of unamortized discount of $5.7 million
  at June 30, 1998.........................................................................       187,265          187,051
9 3/4% senior subordinated notes, payable interest only semi-annually, principal due April 15, 2007, net of unamortized discount of $5.3 million
  at June 30, 1998.........................................................................       144,722          144,629
10 1/8% senior subordinated notes, payable interest only semi-annually, principal due March 15, 2006, net of unamortized discount of $1.1
  million at June 30, 1998.................................................................       196,932          196,908
Note payable to bank, unsecured, payable interest only monthly, principal due the earlier of the Merger date (see Note 4) or June 30, 1999, interest at a margin above the bank's prime rate or the Eurodollar
  Rate (8.19% at June 30, 1998)............................................................        25,000                -
Notes payable to banks and others, collateralized by slot machines and related equipment, monthly installments including interest at 7.78%
  at June 30, 1998.........................................................................         7,864             8,499
Capital lease obligations, collateralized by furniture and equipment.......................         3,745             4,191
Other long-term debt.......................................................................        32,364            34,948
                                                                                              -----------        ----------
         Total long-term debt..............................................................       903,392           900,226
Current portion of long-term debt..........................................................      (126,214)          (97,931)
                                                                                              -----------        ----------
         Total long-term debt, less current portion........................................   $   777,178        $  802,295
                                                                                              -----------        ----------
                                                                                              -----------        ----------

     In June 1998, the Company amended its secured amended and restated reducing revolving loan agreement (the "Bank Facility"). This amendment modifies the maximum funded debt to EBITDA (adjusted for preopening expenses) ratio, including annualized EBITDA (adjusted for preopening expenses) for any new venture, as defined, open less than a year, for the Company on a consolidated basis to 5.50 to 1.00 for the fiscal quarter ended June 30, 1998, 5.40 to 1.00 for the fiscal quarter ending September 30, 1998, 5.20 to
1.00 for the fiscal quarter ending December 31, 1998, 5.00 to 1.00 for the fiscal quarter ending March 31, 1999, 4.25 to 1.00 for the fiscal quarter ending June 30, 1999, 4.00 to 1.00 for the fiscal quarter ending September 30, 1999 and 3.75 to 1.00 thereafter. The funded debt to EBITDA ratio was
5.15 to 1.00 as of June 30, 1998.

     In June 1998, the Company executed an unsecured master revolving promissory note with a bank for $25 million. This note is payable the earliest of June 30, 1999, the Merger date (see Note 4), or October 30, 1998, if the Company has not secured the note on the same terms as the Bank Facility, except that such security is

                              STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.   LONG-TERM DEBT (CONTINUED)

limited to furniture, fixtures and equipment. The Company and Southwest Gaming Services, Inc. guarantee the borrowings under the note. This note is cross-defaulted with the Bank Facility.

3.   OTHER MATTERS

PREOPENING EXPENSES

     Prior to the opening of a facility, all operating expenses, including incremental salaries and wages, related thereto are capitalized as preopening expenses. In June 1997, Sunset Station Hotel & Casino opened. During the three months ended June 30, 1997, $10.9 million of preopening expense primarily related to Sunset Station were expensed.

EXPIRED OPTION PAYMENTS

     In June 1997, approximately $5.0 million of certain expired option payments to lease or acquire land for future development, which had previously been capitalized, were expensed. Such amounts are included in other income/expense in the accompanying condensed consolidated statements of operations for the three months ended June 30, 1997.

4.   MERGER AGREEMENT

     On January 16, 1998, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement") with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). The Merger Agreement provides for the merger (the "Merger") of the Company and Crescent at the time of effectiveness of the Merger in accordance with the Merger Agreement (the "Effective Time"). The Merger Agreement is currently the subject of litigation between Crescent and the Company. The Company expects to write off up to $3 million of costs incurred related to the Merger. The Company also expects to incur ongoing litigation costs associated with the current lawsuits involving the Merger Agreement (see Note 5).

5.   SUBSEQUENT EVENTS

     On July 20, 1998, Palace Station suffered damage to its casino and hotel tower as a result of separate incidents involving thunderstorms and lightning in the Las Vegas Valley. Injuries were minor in both incidents. Currently, all but eight rooms in the 21-story hotel tower are fully functional and approximately 50 percent of the casino was reopened on July 22, 1998. On the basis of conversations with insurance representatives, the Company believes the losses associated with the property damage and business interruption are covered under the Company's insurance policies. The Company is conducting its own analysis of the insurance policies and is currently working with its insurance representatives, construction consultants, and engineers to determine the extent of damages and to determine a realistic timetable for repairs and full reopening. The Company currently estimates that the facility will be fully functional within 90 days.

     On July 27, 1998, the Company and Crescent announced the postponement of the joint annual and special meeting of stockholders of the Company, originally scheduled to be held August 4, 1998, in order to address concerns expressed by holders of the Company's preferred stock. Subsequent to the announcement, Crescent advised the Company that Crescent believed postponing the meeting was a

                              STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



5.   SUBSEQUENT EVENTS (CONTINUED)

breach of the Merger Agreement. On July 28, 1998, the Company requested that Crescent purchase $20 million of the Company's $100 Redeemable Preferred Stock issuable under the Merger Agreement (the "Redeemable Preferred Stock"). Under the terms of the Merger Agreement, Crescent is required to fund up to $115 million of Redeemable Preferred Stock, even in the event of termination of the Merger Agreement, so long as the Company is not in material breach of its representations and warranties. On July 30, 1998, the Company filed suit against Crescent in Clark County District Court, State of Nevada, seeking declaratory relief. The suit asserts, among other things, that postponement of the meeting did not breach the Merger Agreement, that the Company had received Crescent's consent to postponement of the meeting and was otherwise in full compliance with its obligations under the Merger Agreement.

     On August 7, 1998, Crescent filed suit against the Company in the United States District Court, Northern District of Texas, seeking damages and declaratory relief. The suit alleges that the Company breached the Merger Agreement by canceling and failing to reschedule the August 4, 1998 stockholders meeting. The suit seeks a declaratory judgment that the Company's actions with respect to the meeting, together with certain alleged misrepresentations in the Merger Agreement relating to the tax qualification of compensation allegedly issued pursuant to the Company's stock plans, relieve Crescent of its obligation under the Merger Agreement to purchase an aggregate $115 million of the Redeemable Preferred Stock. For the same reasons, Crescent alleged that it was excused from further performance under the Merger Agreement. Crescent did not specify the amount of damages it sought. Simultaneously with the filing of its suit, Crescent sent notice of termination of the Merger Agreement to the Company. The Company believes that Crescent, and not the Company, breached the Merger Agreement.

     On August 11, 1998, the Company requested that Crescent purchase the additional $95 million of Redeemable Preferred Stock. Also on August 11, 1998, the Company amended its complaint in Nevada state court to include claims regarding Crescent's breaches of the Merger Agreement. The Company's lawsuit against Crescent seeks damages for Crescent's breaches and specific performance requiring Crescent to fulfill its obligation under the Merger Agreement to purchase $115 million of Redeemable Preferred Stock.

     On August 12, 1998, Crescent announced that it intended to assert a claim for damages for the $54 million break-up fee under the Merger Agreement or its equivalent and for expenses.

     While the Company believes that Crescent has breached the Merger Agreement and that Crescent's allegations are without merit, as with any litigation, no assurance as to the outcome of such litigation can be made.

ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (UNAUDITED)
1.   OVERVIEW

The following table highlights the results of operations for the Company and its subsidiaries (amounts in thousands):

                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                   1998                 1997
                                                 --------             -------
NEVADA OPERATIONS (a):
Net revenues                                     $131,637             $ 99,470
Operating income                                 $ 28,689             $ 11,671
EBITDAR, As Adjusted (b)                         $ 41,258             $ 31,388
EBITDA, As Adjusted (b)                          $ 37,861             $ 29,969

MISSOURI OPERATIONS (a):
Net revenues                                     $ 69,112             $ 66,633
Operating income                                 $  3,906             $    108
EBITDAR, As Adjusted (b)                         $ 12,114             $  8,203
EBITDA, As Adjusted (b)                          $ 11,736             $  7,824

STATION CASINOS, INC. AND OTHER:
Net revenues                                     $  5,501             $  7,413
Operating loss                                   $ (4,216)            $ (3,601)
EBITDAR, As Adjusted (b)                         $ (3,685)            $ (2,758)
EBITDA, As Adjusted (b)                          $ (3,710)            $ (2,766)

TOTAL STATION CASINOS, INC.:
Net revenues                                     $206,250             $173,516
Operating income                                 $ 28,379             $  8,178
EBITDAR, As Adjusted (b)                         $ 49,687             $ 36,833
EBITDA, As Adjusted (b)                          $ 45,887             $ 35,027

(a) The Nevada Operations include the accounts of: Palace Station, Boulder Station, Texas Station and Sunset Station. The Missouri Operations include the accounts of: Station Casino St. Charles and Station Casino Kansas City.

(b) "EBITDA, As Adjusted" consists of operating income plus depreciation, amortization, and preopening expenses. "EBITDAR, As Adjusted" represents EBITDA, As Adjusted plus rent expense. The Company believes that in addition to cash flows and net income, EBITDA, As Adjusted and EBITDAR, As Adjusted are useful financial performance measurements for assessing the operating performance of the Company. Together with net income and cash flows, EBITDA, As Adjusted and EBITDAR, As Adjusted provide investors with an additional basis to evaluate the ability of the Company to incur and service debt and incur capital expenditures. To evaluate EBITDA, As Adjusted and EBITDAR, As Adjusted and the trends they depict, the components of each should be considered. The impact of interest, taxes, depreciation and amortization, and preopening expenses, and rent expense, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's operating performance, cannot be determined from EBITDA, As Adjusted or from EBITDAR, As Adjusted. Further, EBITDA, As Adjusted and EBITDAR, As Adjusted do not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and do not necessarily indicate that cash flows will be sufficient to fund cash needs. They should not be considered as an alternative to net income, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or EBITDAR information or adjustments to such measures may calculate EDITDA, EBITDAR or such adjustments in the same manner as the Company, and therefore, the Company's measures of EBITDA, As Adjusted and EBITDAR, As Adjusted may not be comparable to similarly titled measures used by other gaming companies.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.   RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

     Consolidated net revenues increased 18.9% to $206.3 million for the three months ended June 30, 1998, from $173.5 million in the prior year. The Company's Nevada Operations contributed $131.6 million of net revenues for the three months ended June 30, 1998, an increase of 32.3% over the prior year. This increase in net revenues is due primarily to the opening of Sunset Station in June 1997, as well as the continued improvement at Texas Station. The Company's Missouri Operations contributed $69.1 million of net revenues for the three months ended June 30, 1998, an increase of 3.7% over the prior year. This increase in net revenues is due to continued improvement at Station Casino Kansas City, offset by a decline of 7.9% in net revenues at Station Casino St. Charles due to increased competition in the St. Louis market since the opening of a new hotel/casino in Maryland Heights in March 1997. At Station Casino Kansas City, the Company continues to gain market share and the competitive environment should ease with the closing of a competitor in June 1998. In addition, Station Casino St. Charles has been negatively impacted as a result of disruption caused by major construction on the interstate adjacent to the property. This construction is expected to be completed by October 1998.

     Consolidated operating income increased $20.2 million to $28.4 million for the three months ended June 30, 1998, from $8.2 million in the prior year. Operating income at the Company's Nevada Operations increased $17.0 million to $28.7 million for the three months ended June 30, 1998, from $11.7 million in the prior year. Included in the prior year amount was $10.9 million of preopening expenses primarily related to the opening of Sunset Station. Operating income at the Company's Missouri Operations increased $3.8 million to $3.9 million for the three months ended June 30, 1998, from $0.1 million in the prior year. The increase in consolidated operating income, offset by an increase in net interest expense of $6.4 million, resulted in net income applicable to common stock of $1.5 million, or net income per common share of $0.04 for the three months ended June 30, 1998, compared to a net loss applicable to common stock of $10.1 million, or a loss per common share of $0.29 in the prior year.

     CASINO. Casino revenues increased 24.1% to $165.4 million for the three months ended June 30, 1998, from $133.3 million in the prior year. This increase is due to the opening of Sunset Station in June 1997, improvements at Texas Station and Station Casino Kansas City, offset by a decrease at Station Casino St. Charles due to the added competition noted above.

     Casino expenses increased 24.7% to $80.2 million for the three months ended June 30, 1998, from $64.3 million in the prior year. The casino net profit margin declined slightly to 51.5% for the three months ended June 30, 1998, from 51.8% in the prior year. The Company's Nevada Operations experienced a slight decline in net casino margin, primarily due to the new operations at Sunset Station, while Station Casino Kansas City improved significantly. In addition, the Missouri Operations have a lower margin than the Company's combined margin, due primarily to higher gaming tax rates in Missouri as compared to Nevada.

     FOOD AND BEVERAGE. Food and beverage revenues increased 18.6% to $34.2 million for the three months ended June 30, 1998, from $28.9 million in the prior year. This increase is due primarily to the opening of Sunset Station in June 1997.

     Food and beverage net profit margins improved to 38.3% for the three months ended June 30, 1998, from 26.3% in the prior year. This increase in margin is due to improvement in the Company's Nevada Operations, as well as Station Casino Kansas City, as a result of continued focus on cost control.

     ROOM. Room revenues increased 20.6% to $9.7 million for the three months ended June 30, 1998, from $8.0 million in the prior year. This increase is due primarily to the opening of Sunset Station in

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 1997. Room occupancy Company-wide decreased to 95% from 96%, while the average daily room rate increased to $51 during the three months ended June 30, 1998 from $50 in the prior year.

     OTHER. Other revenue decreased 11.8% to $12.5 million for the three months ended June 30, 1998, from $14.2 million in the prior year. This decrease is due primarily to slot route revenues which decreased due to the sale of the assets of the Louisiana route in the prior year, the loss of lease revenue for a riverboat lease which terminated in June 1997, offset by an increase in other revenues with the opening of Sunset Station in June 1997.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") increased 16.1% to $44.9 million for the three months ended June 30, 1998, from $38.7 million in the prior year. This increase is due primarily to the opening of Sunset Station in June 1997. SG&A as a percentage of net revenues decreased to 21.8% for the three months ended June 30, 1998, from 22.3% in the prior year.

     CORPORATE EXPENSES. Corporate expenses increased 16.8% to $4.5 million for the three months ended June 30, 1998, from $3.9 million in the prior year. However, these expenses remained at 2.2% of net revenues for the three months ended June 30, 1998 and 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 9.5% to $17.5 million for the three months ended June 30, 1998, from $16.0 million in the prior year. This increase is due primarily to the opening of Sunset Station in June 1997.

     PREOPENING EXPENSES. The Company capitalizes preopening expenses associated with its construction projects, including Sunset Station which opened June 10, 1997. Such amounts are expensed upon the opening of the related project. During the three months ended June 30, 1997, the Company expensed preopening expenses of $10.9 million related primarily to Sunset Station.

     INTEREST EXPENSE, NET. Interest costs incurred (expensed and capitalized) increased 2.9% to $22.5 million for the three months ended June 30, 1998. During the three months ended June 30, 1997 the Company had capitalized interest of $5.6 million related to the construction of Sunset Station and an expansion project at Station Casino St. Charles. Effective January 1, 1998, the Company has ceased capitalizing interest on the expansion project at Station Casino St. Charles.

     SUBSEQUENT EVENT. On July 20, 1998, Palace Station suffered damage to its casino and hotel tower as a result of separate incidents involving thunderstorms and lightning in the Las Vegas Valley. Injuries were minor in both incidents. Currently, all but eight rooms in the 21-story hotel tower are fully functional and approximately 50 percent of the casino was reopened on July 22, 1998. On the basis of conversations with insurance representatives, the Company believes the losses associated with the property damage and business interruption are covered under the Company's insurance policies. The Company is conducting its own analysis of the insurance policies and is currently working with its insurance representatives, construction consultants, and engineers to determine the extent of damages and to determine a realistic timetable for repairs and full reopening. The Company currently estimates that the facility will be fully functional within 90 days.

     In addition, the Company expects to write off up to $3 million of costs incurred related to the Merger. The Company also expects to incur ongoing litigation costs associated with the current lawsuits involving the Merger Agreement. (See Part II, Item 1 Legal Proceedings).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.   LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended June 30, 1998, the Company's sources of capital included cash flows from operating activities of $19.4 million and $25 million of borrowings under a note payable with a bank. These borrowings were used to reduce borrowings under the secured amended and restated reducing revolving loan agreement (the "Bank Facility"). At June 30, 1998, the Company had available borrowings of $2.1 million under the Bank Facility and $58.8 million in cash and cash equivalents. At August 13, 1998, total borrowings under the Bank Facility were $299 million. Total available borrowings under the Bank Facility are currently $307.6 million and will reduce to $285.2 million on September 30, 1998. The Company expects that it will need, and therefore has requested, a waiver from its bank group regarding this reduction at September 30, 1998. Based on discussions with its banks, the Company expects to receive this waiver.

     During the three months ended June 30, 1998, total capital expenditures were approximately $11.1 million, of which approximately (i) $5.3 million was associated with the expansion projects at Sunset Station and Texas Station,
(ii) $3.8 million was associated with maintenance capital expenditures, and
(iii) $2.0 million was associated with various other projects.

     The Company's primary capital requirements during the remainder of fiscal year 1999 are expected to include (i) the payment of construction contracts payable of approximately $8.8 million as of June 30, 1998, (ii) the remaining costs of the expansion project at Sunset Station, estimated to cost approximately $45 million, (iii) the remaining costs of the expansion project at Texas Station estimated to cost approximately $51 million, (iv) maintenance capital expenditures, (v) principal and interest payments on indebtedness, including required reductions in the Bank Facility, including $22.4 million each quarter through March 30, 2000 and (vi) dividend payments on convertible preferred stock. The Company previously commenced construction of an expansion project at Station Casino St. Charles (the "St. Charles Expansion Project"). As of March 31, 1998, construction on the project has ceased and management is evaluating the scope and timing of the project. Effective January 1, 1998, the Company has ceased capitalizing interest on this project.

     The Company believes that cash flows from operations, vendor and lease financing of equipment, and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during the remainder of fiscal year 1999. The Company plans to modify its Bank Facility to reduce the scheduled amortization, obtain additional borrowing capacity and modify certain covenants to complete the Sunset Station and Texas Station projects in a timely manner. In the event that this is not obtained, construction on these projects may be delayed until alternative financing is obtained or cash flows from operations are sufficient to complete the projects. The Company, however, continually is evaluating its financing needs. If more attractive financing alternatives become available to the Company, the Company may amend its financing plans assuming such financing would be permitted under its existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

     In connection with the Merger Agreement (see Note 4), the Company has the option to issue to Crescent and Crescent has agreed to purchase up to an aggregate of 115,000 shares of a new series of preferred stock ("Redeemable Preferred Stock") of the Company at a price of $1,000 per share (plus accrued dividends) in cash in increments of 5,000 shares (See "Description of Certain Indebtedness and Capital Stock - New Series of Preferred Stock"). On July 28, 1998, the Company requested Crescent to purchase $20 million of the Redeemable Preferred Stock and on August 11, 1998, the Company requested Crescent to purchase the remaining $95 million of the Redeemable Preferred Stock to repay amounts under the Bank Facility borrowings under which were used to pay for master planned expansions. On August 7, 1998, Crescent notified the Company that Crescent believed it was not obligated to make such purchases. The Company and Crescent are currently involved in litigation regarding the Merger Agreement, including whether or not Crescent is obligated to purchase the $115 million of

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Redeemable Preferred Stock, and both parties have asserted that the other party has breached the Merger Agreement and is liable for damages. While the Company believes that Crescent has breached the Merger Agreement and that Crescent's allegations of breach by the Company are without merit, as with any litigation, no assurance as to the outcome of such litigation can be made. Were the outcome of the litigation to be unfavorable to the Company, the Company's ability to finance future capital expenditures and expansions could be limited. (See Part II, Item 1 Legal Proceedings).

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

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-5 "Reporting the Costs of Start-up Activities." The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998, and require that the costs associated with start-up activities (including preopening costs of casinos) be expensed as incurred.

YEAR 2000

     The Company has evaluated its computer systems to determine whether or not such systems are Year 2000 compliant and a plan is currently in place to modify or replace those systems which are not Year 2000 compliant. All maintenance costs associated with this plan are being expensed as incurred and management does not expect such cost to be material.

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

BANK FACILITY

     The Company's secured amended and restated reducing revolving loan agreement, dated as of March 19, 1996, as amended in June 1998 (the "Bank Facility"), is a reducing revolving credit facility which provides for borrowings up to an aggregate principal amount of $307.6 million as of June 30, 1998. The Bank Facility is secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino Kansas City and Station Casino St. Charles (collectively, the "Borrowers"). The Company and Southwest Gaming Services, Inc. guarantee the borrowings under the Bank Facility (collectively the "Guarantors"). The Bank Facility matures on September 30, 2000. The Bank Facility will reduce by $22.4 million each fiscal quarter through March 31, 2000. The Company expects to obtain a modification to the Bank Facility to limit the reduction for the quarter ending September 30, 1998 to $2 million. Borrowings under the Bank Facility bear interest at a margin above the bank's prime rate or the Eurodollar Rate, as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Bank Facility, will vary quarterly based on the combined Borrowers and the Company's consolidated ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") adjusted for preopening expenses. As of June 30, 1998, the Borrowers' margin above the Eurodollar Rate on borrowings under the Bank Facility was 2.25%. Such margin will increase to 2.75% if the maximum funded debt to EBITDA (adjusted for preopening expenses) ratio is reached.

     The Bank Facility contains certain financial and other covenants. These include a maximum funded debt to EBITDA (adjusted for preopening expenses) ratio for the Borrowers combined of 2.75 to

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.00 for each fiscal quarter through June 30, 1998, and 2.50 to 1.00 for each fiscal quarter thereafter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.35 to 1.00 for the periods March 31, 1996 through June 30, 1998, and 1.50 to 1.00 for periods thereafter, a limitation on indebtedness, and limitations on capital expenditures. As of June 30, 1998, the Borrowers funded debt to EBITDA ratio was 2.10 to 1.00 and the fixed charge coverage ratio for the preceding four quarters ended June 30, 1998 was 1.79 to 1.00. A tranche of the Bank Facility contains a minimum tangible net worth requirement for Palace Station
($10 million plus 95% of net income determined as of the end of each fiscal quarter with no reduction for net losses) and certain restrictions on distributions of cash from Palace Station to the Company. As of June 30, 1998, Palace Station's tangible net worth exceeded the requirement by approximately $8.3 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

     In addition, the Bank Facility has financial covenants relating to the Company. These include prohibitions on dividends on, or redemptions of, the Company's common stock, restrictions on repayment of any subordinated debt, limitations on indebtedness beyond existing indebtedness, the Company's senior subordinated notes and other specified indebtedness, minimum consolidated tangible net worth requirements (adjusted upwards for post October 1, 1995 preopening expenses, not to exceed $18 million and for potential losses on disposed or discontinued assets, not to exceed $30 million), for the Company of $165 million plus 95% of post October 1, 1995 net income (not reduced by net losses) and 100% of net equity offering proceeds, and limitations on capital expenditures and investments. As of June 30, 1998, the Company's consolidated net worth exceeded the requirement by approximately $15.4 million. Under the Bank Facility, Sunset Station had been designated an Unrestricted Subsidiary (as defined) and therefore excluded from financial covenants under the Bank Facility. In May 1998, the Bank Facility was amended to designate Sunset Station as a Restricted Subsidiary (as defined) and as such its financial performance will be considered in the calculation of compliance with the covenants under the Bank Facility. As amended in June 1998, the Bank Facility includes a maximum funded debt to EBITDA (adjusted for preopening expenses) ratio, including annualized EBITDA (adjusted for preopening expenses) for any new venture, as defined, open less than a year, for the Company on a consolidated basis of
5.50 to 1.00 for the fiscal quarter ended June 30, 1998, 5.40 to 1.00 for the fiscal quarter ending September 30, 1998, 5.20 to 1.00 for the fiscal quarter ending December 31, 1998, 5.00 to 1.00 for the fiscal quarter ending March 31, 1999, 4.25 to 1.00 for the fiscal quarter ending June 30, 1999, 4.00 to 1.00 for the fiscal quarter ending September 30, 1999 and 3.75 to 1.00 thereafter. The funded debt to EBITDA ratio was 5.15 to 1.00 as of June 30, 1998. The
Bank Facility also prohibits the Company from holding cash and cash equivalents in excess of the sum of the amounts necessary to make the next scheduled interest or dividend payments on the Company's senior subordinated notes and preferred stock, the amounts necessary to fund casino bankroll in the ordinary course of business and $2.0 million. The Guarantors waive certain defenses and rights including rights of subrogation and reimbursement. The Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and the Change of Control Triggering Event as defined in the indentures governing the senior subordinated notes.

SENIOR SUBORDINATED NOTES

     The Company has $528.9 million, net of unamortized discount of $12.1 million, of senior subordinated notes outstanding as of June 30, 1998, $187.3 million of these notes bear interest, payable semi-annually, at a rate of 9 5/8% per year, $196.9 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year and $144.7 million of the notes bear interest, payable semi-annually, at a rate of 9 3/4% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants which prohibit the Company and its subsidiaries from incurring indebtedness (including capital leases) other than (a) non-recourse debt for certain specified subsidiaries, (b) certain equipment financings, (c) the Notes,
(d) up to $15 million of additional indebtedness, (e) additional indebtedness if, after giving effect thereto, a 2.00 to 1.00 pro forma

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Coverage Ratio (as defined) has been met, (f) Permitted Refinancing Indebtedness (as defined), (g) borrowings of up to $72 million under the Bank Facility (as required by the indenture governing the 9 5/8% Senior Subordinated Notes) and borrowings under the Bank Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters (as required by the indentures governing the 9 3/4% and 10 1/8% Senior Subordinated Notes) and (h) certain other indebtedness. At June 30, 1998, the Company's Consolidated Coverage Ratio was 1.95 to 1.00. In addition, the Indentures prohibit the Company from paying dividends on any of its capital stock unless at the time of and after giving effect to such dividends, among other things, the aggregate amount of all Restricted Payments and Restricted Investments (as defined in the Indentures, and which include any dividends on any capital stock of the Company) do not exceed the sum of (i) 50% of Cumulative Consolidated Net Income (as defined) of the Company (less 100% of any consolidated net losses), (ii) certain net proceeds from the sale of equity securities of the Company, and (iii) $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures may significantly affect the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

SUNSET OPERATING LEASE

     The Company has entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of $40 million, dated as of September 25, 1996 (the "Sunset Operating Lease") between the Company and First Security Trust Company of Nevada. The Sunset Operating Lease expires in October 2000 and carries a lease rate of 225 basis points above the Eurodollar Rate. A total of $35.7 million of this facility has been drawn and no further draws pursuant to the lease will be made. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with financial terms substantially similar to the Sunset Operating Lease. The Company currently incurs approximately $2.2 million of rent expense per quarter related to this lease. In the event that Sunset Station elects to purchase the Equipment, the Company has provided a funding commitment up to the amount necessary for such purchase. The Company has an option to purchase the equipment for $33.1 million at June 30, 1998. This amount reduces throughout the term of the lease to $21.4 million at October 2000.

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

COMMON STOCK

     The Company is authorized to issue up to 90,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 35,311,792 shares of which were issued and outstanding as of June 30, 1998. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

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

PREFERRED STOCK

     The Company is authorized to issue up to 5,000,000 shares of its preferred stock, $0.01 par value per share (the "Preferred Stock"). As of June 30, 1998, 2,070,000 shares of $3.50 Convertible Preferred Stock (the "Convertible Preferred Stock") have been issued and are outstanding. The Board of Directors, without further action by the holders of Common Stock or the Convertible Preferred Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. Except as described above,

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Board of Directors, without further stockholder approval, may issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock or the Convertible Preferred Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

CONVERTIBLE PREFERRED STOCK

     Each of the Convertible Preferred Stock shares outstanding, have a liquidation preference of $50.00 per share plus an amount equal to any accumulated and unpaid dividends at the annual rate of $3.50 per share, or 7.0% of such liquidation preference. Such dividends accrue and are cumulative from the date of issuance and are payable quarterly. The Convertible Preferred Stock is convertible at the option of the holder thereof at any time, unless previously redeemed, into shares of Common Stock at an initial conversion rate of 3.2573 shares of Common Stock for each share of Convertible Preferred Stock, subject to adjustment in certain circumstances. The Company may reduce the conversion price of the Convertible Preferred Stock by any amount for any period of at least 20 days, so long as the decrease is irrevocable during such period. The Convertible Preferred Stock is redeemable, at the option of the Company, in whole or in part, for shares of Common Stock, at any time after March 15, 1999, initially at a price of $52.45 per share of Convertible Preferred Stock, and thereafter at prices decreasing annually to $50.00 per share of Convertible Preferred Stock on and after March 15, 2006, plus accrued and unpaid dividends. The Common Stock to be issued is determined by dividing the redemption price by the lower of the average daily closing price for the Company's Common Stock for the preceding 20 trading days or the closing price of the Company's Common Stock on the first business day preceding the date of the redemption notice. Any fractional shares would be paid in cash. There is no mandatory sinking fund obligation with respect to the Convertible Preferred Stock. The holders of the Convertible Preferred Stock do not have any voting rights, except as required by applicable law and in connection with certain extraordinary events and except that, among other things, whenever accrued and unpaid dividends on the Convertible Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Convertible Preferred Stock, the holders of the Convertible Preferred Stock, voting separately as a class with the holders of any other series of parity stock upon which like voting rights have been conferred and are exercisable, will be entitled to elect two directors to the Board of Directors until dividend arrearage has been paid or amounts have been set apart for such payment. The Convertible Preferred Stock is senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding-up.

NEW SERIES OF PREFERRED STOCK

     Pursuant to the Merger Agreement, at the option of the Company, the Company may issue to Crescent and Crescent has agreed to purchase subject to the terms, conditions and procedures set forth in the Merger Agreement up to an aggregate of 115,000 shares of a new series of preferred stock of the Company (the "Redeemable Preferred Stock") at a price of $1,000 per share (plus accrued dividends) in cash in increments of 5,000 shares. On July 28, 1998, the Company requested Crescent to purchase $20 million of the Redeemable Preferred Stock and on August 11, 1998, the Company requested Crescent to purchase the remaining $95 million of the Redeemable Preferred Stock. On August 7, 1998, Crescent notified the Company that Crescent believed that it was not obligated to make such purchases. (See Part
II, Item 1 Legal Proceedings). The Company and Crescent are currently in litigation regarding whether or not Crescent is obligated to purchase the Redeemable Preferred Stock (see "Liquidity and Capital Resources").

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company may not require Crescent to purchase shares of Redeemable Preferred Stock more than two times in any 30-day period. The Company may redeem the Redeemable Preferred Stock at any time for cash or for Common Stock of the Company that has a then market price (determined on the basis of closing prices for such stock for the 20 trading days immediately preceding the redemption notice) equal to approximately 111% of the redemption price for the Redeemable Preferred Shares to be redeemed. Any such issuance in redemption will be made such that stock held by each owner of such Common Stock so issued in excess of 9.9% of the Company's outstanding Common Stock will generally be non-voting common stock. The Redeemable Preferred Stock will have no voting rights except as required by law. Dividends of $100 per share of Redeemable Preferred Stock per annum shall accrue without interest and be payable when, as, and if declared out of legally available funds on a fully cumulative basis. Unless written consent from Crescent is received, the Company has agreed to use the net proceeds from the sale of the Redeemable Preferred Stock to repay indebtedness under the Bank Facility, borrowings under which were used for acquisitions and master planned expansions.

FORWARD-LOOKING STATEMENTS

     When used in this report and elsewhere by management from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements with respect to the financial condition, results of operations and expansion projects of the Company. Certain important factors, including but not limited to, competition from other gaming operations, construction risks, the inherent uncertainty and cost associated with litigation, licensing and other regulatory risks, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. Further information on potential factors which could affect the financial condition, results of operations and expansion projects of the Company and its subsidiaries are included in the filings of the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Registration Statement on Form S-4 (File No. 333-30685). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

PART II -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS -

     The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

POULOS/AHEARN CASE

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

NICOLE ANDERSON CASE

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

AKIN CASE

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

     Based upon this Missouri Supreme Court ruling (the "Akin Ruling"), the Missouri Gaming Commission attempted to issue preliminary orders for disciplinary action to all licensees in Missouri that operate gaming facilities in artificial basins. These preliminary orders started the hearing process, which allows the affected licensees to demonstrate that they are, in fact, contiguous to the surface stream of the Missouri or Mississippi River. Station Casino Kansas City was issued a preliminary order for disciplinary action. Station Casino St. Charles did not receive such an order. The preliminary orders were challenged by the licensees. The Circuit Court of Cole County granted writs of prohibition preventing the Missouri Gaming Commission from proceeding with such hearings under the Missouri Gaming Commission's existing procedures. The Missouri Gaming Commission sought further review of these writs of prohibition in the Missouri Supreme Court. On May 28, 1998, the Missouri Supreme Court quashed the writs of prohibition, allowing the Missouri Gaming Commission to proceed with hearings concerning Station Casino Kansas City and other licensees for alleged noncompliance with the Akin Ruling. Subsequent thereto, on June 18, 1998, the Missouri Gaming Commission issued an Amended Preliminary Order for Disciplinary Action against Station Casino Kansas City for noncompliance with the Akin Ruling. On July 23, 1998, the Company filed a Verified Request for Hearing with the Missouri Gaming Commission.

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

STEPHEN B. SMALL CASE

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

MERGER AGREEMENT

     On July 27, 1998, the Company and Crescent announced the postponement of the joint annual and special meeting of stockholders of the Company, originally scheduled to be held August 4, 1998, in order to address concerns expressed by holders of the Company's preferred stock. Subsequent to the announcement, Crescent advised the Company that Crescent believed postponing the meeting was a breach of the Merger Agreement. On July 28, 1998, the Company requested that Crescent purchase $20 million of the Company's $100 Redeemable Preferred Stock issuable under the Merger Agreement (the "Redeemable Preferred Stock"). Under the terms of the Merger Agreement, Crescent is required to fund up to $115 million of Redeemable Preferred Stock, even in the event of termination of the Merger Agreement, so long as the Company is not in material breach of its representations and warranties. On July 30, 1998, the Company filed suit against Crescent in Clark County District Court, State of Nevada, seeking declaratory relief. The suit asserts, among other things, that postponement of the meeting did not breach the Merger Agreement, that the Company had received Crescent's consent to postponement of the meeting and was otherwise in full compliance with its obligations under the Merger Agreement.

     On August 7, 1998, Crescent filed suit against the Company in the United States District Court, Northern District of Texas, seeking damages and declaratory relief. The suit alleges that the Company breached the Merger Agreement by canceling and failing to reschedule the August 4, 1998 stockholders meeting. The suit seeks a declaratory judgment that the Company's actions with respect to the meeting, together with certain alleged misrepresentations in the Merger Agreement relating to the tax qualification of compensation allegedly issued pursuant to the Company's stock plans, relieve Crescent of its obligation under the Merger Agreement to purchase an aggregate $115 million of the Redeemable Preferred Stock. For the same reasons, Crescent alleged that it was excused from further performance under the Merger Agreement. Crescent did not specify the amount of damages it sought. Simultaneously with the filing of its suit, Crescent sent notice of termination of the Merger Agreement to the Company. The Company believes that Crescent, and not the Company, breached the Merger Agreement.

     On August 11, 1998, the Company requested that Crescent purchase the additional $95 million of Redeemable Preferred Stock. Also on August 11, 1998, the Company amended its complaint in Nevada state court to include claims regarding Crescent's breaches of the Merger Agreement. The Company's lawsuit against Crescent seeks damages for Crescent's breaches and specific performance requiring Crescent to fulfill its obligation under the Merger Agreement to purchase $115 million of Redeemable Preferred Stock.

     On August 12, 1998, Crescent announced that it intended to assert a claim for damages for the $54 million break-up fee under the Merger Agreement or its equivalent and for expenses.

     While the Company believes that Crescent has breached the Merger Agreement and that Crescent's allegations are without merit, as with any litigation, no assurance as to the outcome of such litigation can be made.

ITEM 2.    CHANGES IN SECURITIES - None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.    OTHER INFORMATION - None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits -

         Exhibit
         Number
         -------
         27         Financial Data Schedule
         99.1       Press Releases

    (b) Reports on Form 8-K - On June 18, 1998, the Company filed a current report on Form 8-K dated June 15, 1998. The Company reported under
         Item 5 the Second Amendment to Agreement and Plan of Merger with Crescent Real Estate Equities Company and the Company's consent to a press release issued by Crescent dated June 15, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Station Casinos, Inc.,
                                       Registrant



DATE:  August 14, 1998                 /s/ Glenn C. Christenson
                                       ------------------------
                                       Glenn C. Christenson,
                                       Executive Vice President,
                                       Chief Financial Officer, and
                                       Chief Administrative Officer
                                       (Principal Accounting Officer)