Form 10-Q
period 1998-09-30
STATION CASINOS INC
filed 1998-11-16
CIK 898660

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended SEPTEMBER 30, 1998
                                                 ------------------

                                          OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from______to _____

Commission file number 000-21640

                                STATION CASINOS, INC.
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

                                       89102
                                     (Zip Code)

                                  (702) 367-2411
                                  --------------
                 Registrant's telephone number, including area code

                                        N/A
                 (Former name, former address and former fiscal year,
                           if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No
      ----     -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding at October 31, 1998
----------------------------               -------------------------------
Common stock, $.01 par value                          35,311,792

                                STATION CASINOS, INC.
                                        INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets (unaudited) -
     September 30, 1998 and March 31, 1998                                    3

     Condensed Consolidated Statements of Operations (unaudited) -
     Three and six months ended September 30, 1998 and 1997                   4

     Condensed Consolidated Statements of Cash Flows (unaudited) -
     Six months ended September 30, 1998 and 1997                             5

     Notes to Condensed Consolidated Financial Statements (unaudited)         6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  21

Item 2.   Changes in Securities                                              25

Item 3.   Defaults Upon Senior Securities                                    25

Item 4.   Submission of Matters to a Vote of Security Holders                25

Item 5.   Other Information                                                  25

Item 6.   Exhibits and Reports on Form 8-K                                   25


Signature                                                                    26

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              STATION CASINOS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except share data)
                                   (unaudited)

                                                                                   September 30,        March 31,
                                                                                       1998               1998
                                                                                  ---------------    ----------------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................................   $       50,402     $       50,158
  Accounts and notes receivable, net...........................................           11,651             12,288
  Inventories..................................................................            4,510              4,209
  Prepaid gaming taxes.........................................................            9,285              6,763
  Prepaid expenses and other...................................................           15,476             14,073
                                                                                  ---------------    ----------------
    TOTAL CURRENT ASSETS......................................................            91,324             87,491

Property and equipment, net....................................................        1,143,947          1,132,719
Land held for development......................................................           24,286             24,268
Other assets, net..............................................................           54,730             55,738
                                                                                  ---------------    ----------------
    TOTAL ASSETS...............................................................   $    1,314,287     $    1,300,216
                                                                                  ---------------    ----------------
                                                                                  ---------------    ----------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt............................................   $      155,054     $       97,931
  Accounts payable.............................................................           14,107             16,498
  Accrued payroll and related..................................................           21,518             21,896
  Construction contracts payable...............................................            8,580             10,534
  Accrued interest payable.....................................................           15,482             16,776
  Accrued expenses and other...................................................           37,418             33,874
                                                                                  ---------------    ----------------
    TOTAL CURRENT LIABILITIES..................................................          252,159            197,509

Long-term debt, less current portion...........................................          753,787            802,295
Deferred income taxes, net.....................................................           18,651             13,525
                                                                                  ---------------    ----------------
    TOTAL LIABILITIES..........................................................        1,024,597          1,013,329
                                                                                  ---------------    ----------------
                                                                                  ---------------    ----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01; authorized 5,000,000 shares; 2,070,000
    convertible preferred shares issued and outstanding........................          103,500            103,500
  Common stock, par value $.01; authorized 90,000,000 shares;
    35,311,792 and 35,310,623 shares issued and outstanding....................              353                353
  Additional paid-in capital...................................................          167,216            167,180
  Deferred compensation - restricted stock.....................................             (282)              (528)
  Retained earnings............................................................           18,903             16,382
                                                                                  ---------------    ----------------
    TOTAL STOCKHOLDERS' EQUITY.................................................          289,690            286,887
                                                                                  ---------------    ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................   $    1,314,287     $    1,300,216
                                                                                  ---------------    ----------------
                                                                                  ---------------    ----------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              STATION CASINOS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   1998            1997           1998           1997
                                                              ------------    ------------   ------------     ------------
OPERATING REVENUES:
  Casino................................................      $   167,198     $   149,425    $   332,565      $   282,700
  Food and beverage.....................................           34,094          34,722         68,307           63,577
  Room..................................................            9,612           9,179         19,307           17,218
  Other.................................................           18,726          14,468         31,261           28,676
                                                              ------------    ------------   ------------     ------------
    Gross revenues......................................          229,630         207,794        451,440          392,171
  Less promotional allowances...........................          (16,182)        (13,697)       (31,742)         (24,558)
                                                              ------------    ------------   ------------     ------------
    Net revenues........................................          213,448         194,097        419,698          367,613
                                                              ------------    ------------   ------------     ------------
OPERATING COSTS AND EXPENSES:
  Casino................................................           83,130          73,301        163,331          137,592
  Food and beverage.....................................           21,784          23,581         42,884           44,862
  Room..................................................            3,773           3,380          7,480            6,481
  Other.................................................            6,583           6,319         12,500           13,481
  Selling, general and administrative...................           44,912          43,240         89,801           81,896
  Corporate expenses....................................            5,434           3,750          9,983            7,748
  Depreciation and amortization.........................           17,677          17,186         35,185           33,169
  Preopening expenses...................................              -               -              -             10,866
                                                              ------------    ------------   ------------     ------------
                                                                  183,293         170,757        361,164          336,095
                                                              ------------    ------------   ------------     ------------
OPERATING INCOME........................................           30,155          23,340         58,534           31,518
                                                              ------------    ------------   ------------     ------------
OTHER INCOME (EXPENSE):
  Interest expense, net.................................          (21,998)        (19,706)       (44,408)         (35,713)
  Merger and related legal costs........................           (2,943)            -           (2,943)             -
  Other.................................................             (124)             21           (565)          (4,996)
                                                              ------------    ------------   ------------     ------------
                                                                  (25,065)        (19,685)       (47,916)         (40,709)
                                                              ------------    ------------   ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES.......................            5,090           3,655         10,618           (9,191)
INCOME TAX (PROVISION) BENEFIT..........................           (2,246)         (1,298)        (4,475)           3,258
                                                              ------------    ------------   ------------     ------------
NET INCOME (LOSS).......................................            2,844           2,357          6,143           (5,933)
PREFERRED STOCK DIVIDENDS...............................           (1,811)         (1,811)        (3,622)          (3,622)
                                                              ------------    ------------   ------------     ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK............      $     1,033     $       546    $     2,521      $    (9,555)
                                                              ------------    ------------   ------------     ------------
                                                              ------------    ------------   ------------     ------------
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE......      $      0.03     $      0.02    $      0.07      $     (0.27)
                                                              ------------    ------------   ------------     ------------
                                                              ------------    ------------   ------------     ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..............           35,312          35,307         35,312           35,310
                                                              ------------    ------------   ------------     ------------
                                                              ------------    ------------   ------------     ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             STATION CASINOS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)
                                  (unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    1998            1997
                                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................................     $    6,143     $   (5,933)
                                                                                 ----------     ----------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization...........................................         35,185         33,169
    Amortization of debt discount and issuance costs........................          2,956          3,282
    Merger and related legal costs..........................................          2,943            -
    Increase in deferred income taxes.......................................          4,474          7,290
    Preopening expenses.....................................................            -           10,866
    Changes in assets and liabilities:
      Decrease (increase) in accounts and notes receivable, net.............            637         (4,635)
      Increase in inventories and prepaid expenses and other current assets.         (3,574)        (5,161)
      Decrease in accounts payable..........................................         (2,391)        (4,723)
      Increase in accrued expenses and other current liabilities............          1,872         13,896
    Other, net..............................................................         (1,083)         6,593
                                                                                 ----------     ----------
          Total adjustments.................................................         41,019         60,577
                                                                                 ----------     ----------
        Net cash provided by operating activities...........................         47,162         54,644
                                                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures....................................................        (44,732)      (100,029)
    Decrease in construction contracts payable..............................         (1,954)       (74,904)
    Preopening expenses.....................................................            -           (8,550)
    Other, net..............................................................            671            525
                                                                                 ----------     ----------
        Net cash used in investing activities...............................        (46,015)      (182,958)
                                                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments under bank facility, net.......................................        (68,000)       (63,000)
    Borrowings under Sunset loan agreement, net.............................            -           57,000
    Proceeds from the issuance of notes payable.............................         80,000         15,730
    Principal payments on notes payable.....................................         (6,953)       (19,631)
    Proceeds from the issuance of senior subordinated notes, net............            -          144,287
    Dividends paid..........................................................         (3,622)        (3,622)
    Other, net..............................................................         (2,328)        (1,049)
                                                                                 ----------     ----------
        Net cash (used in) provided by financing activities.................           (903)       129,715
                                                                                 ----------     ----------

CASH AND CASH EQUIVALENTS:
    Increase in cash and cash equivalents...................................            244          1,401
    Balance, beginning of period............................................         50,158         42,522
                                                                                 ----------     -----------
    Balance, end of period..................................................     $   50,402     $   43,923
                                                                                 ----------     ----------
                                                                                 ----------     ----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for interest, net of amounts capitalized......................     $   43,019     $   24,510
    Cash paid for income taxes..............................................     $       10     $      -
    Property and equipment purchases financed by debt.......................     $    2,918     $    3,532

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

     The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended September 30, 1998 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

     Certain amounts in the six months ended September 30, 1997 consolidated financial statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on net income.

                              STATION CASINOS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

2.   LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

                                                                                    September 30,  March 31,
                                                                                        1998         1998
                                                                                    -------------  ---------
Reducing revolving credit facility, secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Sunset Station,
    Station Casino St. Charles and Station Casino Kansas City, $285.2
    million limit at September 30, 1998, reducing quarterly by $22.4 million until September 2000 when the remaining principal balance is due, interest at a margin above the bank's prime rate or the Eurodollar
    Rate (8.25% at September 30, 1998) . . . . . . . . . . . . . . . . . . . .       $ 256,000     $ 324,000
Supplemental revolving facility, secured by the same assets as the reducing revolving credit facility, payable interest only monthly, principal due
    March 31, 1999, interest at a margin above the bank's prime rate or
    the Eurodollar rate (8.31% at September 30, 1998). . . . . . . . . . . . .          80,000          -
9 5/8% senior subordinated notes, payable interest only semi-annually, principal due June 1, 2003, net of unamortized discount of $5.5 million
    at September 30, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . .         187,487       187,051
9 3/4% senior subordinated notes, payable interest only semi-annually, principal due April 15, 2007, net of unamortized discount of $5.2 million
    at September 30, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . .         144,816       144,629
10 1/8% senior subordinated notes, payable interest only semi-annually, principal due March 15, 2006, net of unamortized discount of $1.0
    million at September 30, 1998. . . . . . . . . . . . . . . . . . . . . . .         196,956       196,908
Notes payable to banks and others, collateralized by slot machines and related equipment, monthly installments including interest ranging from
    7.53% to 11.50% at September 30, 1998. . . . . . . . . . . . . . . . . . .           9,974         8,499
Capital lease obligations, collateralized by furniture and equipment . . . . .           3,441         4,191
Other long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          30,167        34,948
                                                                                    -----------    ----------
     Total long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .         908,841       900,226
Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . .        (155,054)      (97,931)
                                                                                    -----------    ----------
     Total long-term debt, less current portion. . . . . . . . . . . . . . . .       $ 753,787     $ 802,295
                                                                                    -----------    ----------
                                                                                    -----------    ----------

     In June 1998, the Company amended its secured amended and restated reducing revolving loan agreement (the "Bank Facility"). This amendment modifies the maximum funded debt to EBITDA (adjusted for preopening expenses) ratio, including annualized EBITDA (adjusted for preopening expenses) for any new venture, as defined, open less than a year, for the Company on a consolidated basis to 5.50 to 1.00 for the fiscal quarter ended June 30, 1998, 5.40 to 1.00 for the fiscal quarter ending September 30, 1998, 5.20 to
1.00 for the fiscal quarter ending December 31, 1998, 5.00 to 1.00 for the fiscal quarter ending March 31, 1999, 4.25 to 1.00 for the fiscal quarter ending June 30, 1999, 4.00 to 1.00 for the fiscal quarter ending September 30, 1999 and 3.75 to 1.00 thereafter. The funded debt to EBITDA ratio was
4.92 to 1.00 as of September 30, 1998.

     In September 1998, the Company executed a supplemental secured revolving loan agreement with a group of banks for $80 million (the "Supplemental Facility"). The Supplemental Facility is supplemental to and related to the Bank Facility. The liens and security interests securing the Supplemental Facility rank equal with the liens and security interests securing the Bank Facility and

                              STATION CASINOS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

2.   LONG-TERM DEBT (CONTINUED)

contain the same financial and other covenants. The Supplemental Facility bears interest at the same rate as the Bank Facility plus 25 basis points and is payable monthly. The Supplemental Facility matures in March 1999.

     In October 1998, the Company received commitments for $425 million for an amended and restated reducing revolving credit facility (the "Amended Facility"). These commitments are subject to satisfactory documentation which is expected to be completed during calendar year 1998. This facility will amend the Company's existing Bank Facility and will refinance the Supplemental Facility (described above). The Amended Facility will be funded in two tranches (a revolving tranche and a term tranche). The revolving tranche will be a $350 million reducing revolving credit facility maturing in September 2003. The term tranche will be a $75 million term loan maturing in December 2005. The Amended Facility will contain certain financial and other covenants including a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio, limits on capital expenditures and investments, limits on indebtedness, minimum consolidated net worth requirements, limits on payments of dividends, and a maximum basket for the repurchase of equity securities.

3.   OTHER MATTERS

PREOPENING EXPENSES

     Prior to the opening of a facility, all operating expenses, including incremental salaries and wages, related thereto are capitalized as preopening expenses. In June 1997, Sunset Station Hotel & Casino opened. During the six months ended September 30, 1997, $10.9 million of preopening expense primarily related to Sunset Station were expensed.

EXPIRED OPTION PAYMENTS

     In June 1997, approximately $5.0 million of certain expired option payments to lease or acquire land for future development, which had previously been capitalized, were expensed. Such amounts are included in other income/expense in the accompanying condensed consolidated statements of operations for the six months ended September 30, 1997.

PALACE STATION FIRE AND FLOOD

     On July 20, 1998, Palace Station suffered damage to its casino and hotel tower as a result of a thunderstorm in the Las Vegas Valley. Currently, all of the rooms in the 21-story hotel tower are fully functional and approximately 80 percent of the casino has been reopened. The Company expects the repair of the casino to be completed by the end of November 1998. Losses associated with the property damage and business interruption are covered under the Company's insurance policies. As of September 30, 1998, the insurance company has advanced $6 million to the Company on this claim. Any business interruption proceeds have been reflected in other operating revenue in the accompanying condensed consolidated statements of operations. The Company expects no significant losses from the business interruption or property claims, however, no assurance as to the final settlement can be made.

4.   COMMITMENTS AND CONTINGENCIES

     On January 16, 1998, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement") with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). The Merger Agreement provides for the merger (the "Merger") of the Company and Crescent at the time of effectiveness of the Merger in accordance with the Merger Agreement (the "Effective Time"). The Merger Agreement is currently the subject of litigation between Crescent and the

                              STATION CASINOS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

4.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Company. During the three months ended September 30, 1998, the Company wrote off $2.9 million of costs incurred related to the Merger (which are included in other expense in the accompanying condensed consolidated statements of operations). The Company also expects to incur ongoing litigation costs associated with the current lawsuits involving the Merger Agreement.

     On July 27, 1998, the Company and Crescent announced the postponement of the joint annual and special meeting of stockholders of the Company, originally scheduled to be held August 4, 1998, in order to address concerns expressed by holders of the Company's preferred stock. Although Crescent issued its own press release supporting the postponement of the meeting, Crescent has advised the Company that Crescent takes the position that postponing the meeting was a breach of the Merger Agreement. On July 28, 1998, the Company requested that Crescent purchase $20 million of the Company's $100 Redeemable Preferred Stock issuable under the Merger Agreement (the "Redeemable Preferred Stock"). Under the terms of the Merger Agreement, Crescent is required to fund up to $115 million of Redeemable Preferred Stock, even in the event of termination of the Merger Agreement, so long as the Company is not in material breach of its covenants, representations or warranties. On July 30, 1998, the Company filed suit against Crescent in Clark County District Court, State of Nevada, seeking declaratory relief.
The suit asserts, among other things, that postponement of the meeting did not breach the Merger Agreement, that the Company had received Crescent's consent to postponement of the meeting and was otherwise in full compliance with its obligations under the Merger Agreement.

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

     While the Company believes that Crescent has breached the Merger Agreement and that Crescent's allegations are without merit, as with any litigation, no assurance as to the outcome of such litigation can be made at this time.

     A suit seeking status as a class action lawsuit was filed by plaintiff, Crandon Capital Partners, as class representative, on August 7, 1998, in Clark County District Court, State of Nevada, naming the Company and its Board of Directors as defendants. The lawsuit, which was filed as a result of the failed merger between the Company and Crescent, alleges, among other things, a breach of fiduciary duty owed

                              STATION CASINOS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

4.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

to the shareholders/class members. The lawsuit seeks damages allegedly suffered by the shareholders/class members as a result of the transactions with Crescent, as well as all costs and disbursements of the lawsuit. The Company and the Board of Directors do not believe the suit has merit and intend to defend themselves vigorously.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (UNAUDITED)
1.   OVERVIEW

The following table highlights the results of operations for the Company and its subsidiaries (amounts in thousands):

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                        ------------------------        ------------------------
                                           1998            1997            1998            1997
                                        ---------       ---------       ---------       ---------
NEVADA OPERATIONS (a):
Net revenues                            $ 128,853       $ 117,810       $ 260,490       $ 217,280
Operating income                        $  27,416       $  22,433       $  56,105       $  34,104
EBITDA, As Adjusted (b)                 $  36,694       $  31,331       $  74,555       $  61,300
EBITDA, As further adjusted for
     the Sunset Equipment lease (c)     $  38,898       $  33,001       $  78,936       $  63,411

MISSOURI OPERATIONS (a):
Net revenues                            $  75,675       $  69,511       $ 144,787       $ 136,144
Operating income                        $   7,836       $   4,168       $  11,742       $   4,276
EBITDA, As Adjusted (b)                 $  15,642       $  11,841       $  27,378       $  19,665

STATION CASINOS, INC. AND OTHER:
Net revenues                            $   8,920       $   6,776       $  14,421       $  14,189
Operating loss                          $  (5,097)      $  (3,261)      $  (9,313)      $  (6,862)
EBITDA, As Adjusted (b)                 $  (4,504)      $  (2,646)      $  (8,214)      $  (5,412)

TOTAL STATION CASINOS, INC.:
Net revenues                            $ 213,448       $ 194,097       $ 419,698       $ 367,613
Operating income                        $  30,155       $  23,340       $  58,534       $  31,518
EBITDA, As Adjusted (b)                 $  47,832       $  40,526       $  93,719       $  75,553
EBITDA, As further adjusted for
     the Sunset Equipment lease (c)     $  50,036       $  42,196       $  98,100       $  77,664


(a) The Nevada Operations include the accounts of: Palace Station, Boulder Station, Texas Station and Sunset Station. The Missouri Operations include the accounts of: Station Casino St. Charles and Station Casino Kansas City.

(b) EBITDA, As Adjusted consists of operating income plus depreciation, amortization, and preopening expenses. The Company believes that in addition to cash flows and net income, EBITDA, As Adjusted is a useful financial performance measurement for assessing the operating performance of the Company. Together with net income and cash flows, EBITDA, As Adjusted provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and incur capital expenditures. To evaluate EBITDA, As Adjusted and the trend it depicts, its components should be considered. The impact of interest, taxes, depreciation and amortization, and preopening expenses, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's operating performance, cannot be determined from EBITDA, As Adjusted. Further, EBITDA, As Adjusted does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA information or adjustments to such measure may calculate EBITDA, or such adjustments in the same manner as the Company, and therefore, the Company's measure of EBITDA, As Adjusted may not be comparable to similarly titled measures used by other gaming companies.

(c) EBITDA, As further adjusted for the Sunset Equipment lease consists of EBITDA, As Adjusted (described above) plus the rent related to the Sunset Station Equipment lease.
                                       11

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.   RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997.

     Consolidated net revenues increased 10.0% to $213.4 million for the three months ended September 30, 1998, from $194.1 million in the prior year. The Company's Nevada Operations contributed $128.9 million of net revenues for the three months ended September 30, 1998, an increase of 9.4% over the prior year. This increase in net revenues is due primarily to the opening of Sunset Station in June 1997, as well as the continued improvement at Texas Station. The Company's Missouri Operations contributed $75.7 million of net revenues for the three months ended September 30, 1998, an increase of 8.9% over the prior year. This increase in net revenues is due to continued improvement at Station Casino Kansas City, offset by a decline of 2.0% in net revenues at Station Casino St. Charles due to increased competition in the St. Louis market since the opening of a new hotel/casino in Maryland Heights in March 1997. At Station Casino Kansas City, the Company continues to gain market share and the competitive environment has eased with the closing of a competitor in June 1998. In addition, Station Casino St. Charles has been negatively impacted as a result of disruption caused by major construction on the interstate adjacent to the property. This construction was completed at the end of September 1998. For the six months ended September 30, 1998, consolidated net revenues increased 14.2% to $419.7 million, as compared to $367.6 million in the prior year. The Nevada Operations contributed $260.5 million of net revenues for the six months ended September 30, 1998, an increase of $43.2 million over the prior year. The Missouri Operations contributed $144.8 million of net revenues for the six months ended September 30, 1998, an increase of $8.6 million over the prior year. These improvements are due to the factors noted above.

     Consolidated operating income increased $6.8 million to $30.1 million for the three months ended September 30, 1998, from $23.3 million in the prior year. Operating income at the Company's Nevada Operations increased $5.0 million to $27.4 million for the three months ended September 30, 1998, from $22.4 million in the prior year. Operating income at the Company's Missouri Operations increased $3.6 million to $7.8 million for the three months ended September 30, 1998, from $4.2 million in the prior year. The increase in consolidated operating income, offset by an increase in net interest expense of $2.3 million, and a write-off of $2.9 million in merger and related legal costs (included in other expense in the accompanying condensed consolidated statements of operations), resulted in net income applicable to common stock of $1.0 million, or net income per common share of $0.03 for the three months ended September 30, 1998, compared to net income applicable to common stock of $0.5 million, or earnings per common share of $0.02 in the prior year. For the six months ended September 30, 1998, consolidated operating income increased 85.7% to $58.5 million, from $31.5 million in the prior year. The Nevada Operations generated operating income of $56.1 million, an increase of 64.5% over the prior year. Included in the prior year amount was $10.9 million of preopening expenses primarily related to the opening of Sunset Station. The Missouri Operations generated operating income of $11.7 million, an increase of 174.6% over the prior year, due to the factors noted above.

     CASINO. Casino revenues increased 11.9% to $167.2 million for the three months ended September 30, 1998, from $149.4 million in the prior year. For the six months ended September 30, 1998, casino revenues increased 17.6% to $332.6 million, from $282.7 million in the prior year. These increases are due primarily to the opening of Sunset Station in June 1997, and significant improvements at Texas Station and Station Casino Kansas City. These increases were offset by a decrease at Palace Station due to the closure of part of the casino as a result of flood damage in July 1998 (See Palace Station Fire and Flood below) and Station Casino St. Charles due to the added competition and the interstate construction noted above.

     Casino expenses increased 13.4% to $83.1 million for the three months ended September 30, 1998, from $73.3 million in the prior year. For the six months ended September 30, 1998, casino

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expenses increased 18.7% to $163.3 million, from $137.6 million in the prior year. These increases in casino expenses are consistent with the increase in casino revenues noted above. The casino net profit margin declined slightly to 50.3% for the three months ended September 30, 1998, from 50.9% in the prior year. The Company's Nevada Operations experienced a slight decline in net casino margin, primarily due to the new operations at Sunset Station, while Station Casino Kansas City improved significantly. In addition, the Missouri Operations have a lower margin than the Company's combined margin, due primarily to higher gaming tax rates in Missouri as compared to Nevada. For the six months ended September 30, 1998, the casino net profit margin declined to 50.9% from 51.3% in the prior year for the same reasons as noted above.

     FOOD AND BEVERAGE. Food and beverage revenues decreased 1.8% to $34.1 million for the three months ended September 30, 1998, from $34.7 million in the prior year. For the six months ended September 30, 1998, food and beverage revenues increased 7.4% to $68.3 million, from $63.6 million in the prior year.

     Food and beverage net profit margins improved to 36.1% for the three months ended September 30, 1998, from 32.1% in the prior year. For the six months ended September 30, 1998, food and beverage net profit margins improved to 37.2%, from 29.4% in the prior year. These increases in margin are due to improvement at the Company's Nevada Operations, especially at Texas Station and Sunset Station, as a result of continued focus on cost control.

     ROOM. Room revenues increased 4.7% to $9.6 million for the three months ended September 30, 1998, from $9.2 million in the prior year. For the six months ended September 30, 1998, room revenues increased 12.1% to $19.3 million, from $17.2 million in the prior year. These increases are due primarily to the opening of Sunset Station in June 1997, and the 200-room Wild, Wild West Hotel and Casino which opened in July 1998. Room occupancy Company-wide decreased to 91% from 95%, while the average daily room rate remained flat at $49 during the six months ended September 30, 1998.

     OTHER. Other revenue increased 29.4% to $18.7 million for the three months ended September 30, 1998, from $14.5 million in the prior year. For the six months ended September 30, 1998, other revenue increased 9.0% to $31.3 million, from $28.7 million in the prior year. These increases are due primarily to proceeds from business interruption insurance related to the Palace Station fire and flood (See below).

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") increased 3.9% to $44.9 million for the three months ended September 30, 1998, from $43.2 million in the prior year. For the six months ended September 30,1998, SG&A increased 9.7% to $89.8 million, from $81.9 million in the prior year. These increases are due primarily to the opening of Sunset Station in June 1997. SG&A as a percentage of net revenues decreased to 21.0% for the three months ended September 30, 1998, from 22.3% in the prior year. For the six months ended September 30, 1998, SG&A as a percentage of net revenues decreased to 21.4%, from 22.3% in the prior year.

     CORPORATE EXPENSES. Corporate expenses increased 44.9% to $5.4 million for the three months ended September 30, 1998, from $3.8 million in the prior year. For the six months ended September 30, 1998, corporate expenses increased 28.8% to $10.0 million, from $7.7 million in the prior year. This increase can be attributed to legal and referendum costs in Missouri associated with the "boat in the moat" issue, and costs related to the Indian gaming referendum in California. The referendum costs also increased the Company's overall effective tax rate to historically high levels of 44 percent for the quarter, as these costs are not deductible for tax purposes. Corporate expenses are expected to increase significantly year over year during the third fiscal quarter, as well, with the culmination of the referendum process in November. Corporate expenses increased to 2.5% of net revenues for the three months ended September 30, 1998, from 1.9% in the prior year. For the six months ended September 30, 1998, corporate expenses increased to 2.4% of net revenues from 2.1% in the prior year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 2.9% to $17.7 million for the three months ended September 30, 1998, from $17.2 million in the prior year. For the six months ended September 30, 1998, depreciation and amortization increased 6.1% to $35.2 million, from $33.2 million in the prior year. This increase is due primarily to the opening of Sunset Station in June 1997.

     PREOPENING EXPENSES. The Company capitalizes preopening expenses associated with its construction projects, including Sunset Station which opened June 10, 1997. Such amounts are expensed upon the opening of the related project. During the six months ended September 30, 1997, the Company expensed preopening expenses of $10.9 million related primarily to Sunset Station.

     INTEREST EXPENSE, NET. Interest costs incurred (expensed and capitalized) decreased 3.5% to $22.5 million for the three months ended September 30, 1998. For the six months ended September 30, 1998, interest costs incurred decreased to $45.0 million, compared to $45.2 million in the prior year. During the six months ended September 30, 1997 the Company had capitalized interest of $9.1 million related to the construction of Sunset Station and an expansion project at Station Casino St. Charles. Effective January 1, 1998, the Company has ceased capitalizing interest on the expansion project at Station Casino St. Charles.

     PALACE STATION FIRE AND FLOOD. On July 20, 1998, Palace Station suffered damage to its casino and hotel tower as a result of a thunderstorm in the Las Vegas Valley. Currently, all of the rooms in the 21-story hotel tower are fully functional and approximately 80 percent of the casino has been reopened. The Company expects the repair of the casino to be completed by the end of November 1998. Losses associated with the property damage and business interruption are covered under the Company's insurance policies. As of September 30, 1998, the insurance company has advanced $6 million to the Company on this claim. Any business interruption proceeds have been reflected in other operating revenue in the accompanying condensed consolidated statements of operations. The Company expects no significant losses from the business interruption or property claims, however, no assurance as to the final settlement can be made.

     COMMITMENTS AND CONTINGENCIES. During the three months ended September 30, 1998, the Company wrote off $2.9 million of costs incurred related to the terminated merger agreement with Crescent Real Estate Equities Company. The Company also expects to incur ongoing litigation costs associated with the current lawsuits involving the Merger Agreement. (See Part II, Item 1 Legal Proceedings).

3.   LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended September 30, 1998, the Company's sources of capital included cash flows from operating activities of $47.2 million and $80 million of borrowings under notes payable with a group of banks. These borrowings were used to reduce borrowings under the secured amended and restated reducing revolving loan agreement (the "Bank Facility"). At September 30, 1998, the Company had total available borrowings of $285.2 million under the Bank Facility, of which $256.0 million were outstanding, and $50.4 million in cash and cash equivalents. Total available borrowings under the Bank Facility will reduce to $262.8 million on December 31, 1998.

     In October 1998, the Company received commitments for $425 million for an amended and restated reducing revolving credit facility (the "Amended Facility"). These commitments are subject to satisfactory documentation which is expected to be completed during calendar year 1998. This facility will amend the Company's existing Bank Facility and will refinance the Supplemental Facility (see Note 2). The Amended Facility will be funded in two tranches (a revolving tranche and a term tranche). The revolving tranche will be a $350 million reducing revolving credit facility maturing in September 2003. The term tranche will be a $75 million term loan maturing in December 2005. The Amended Facility will contain certain financial and other covenants including a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio, limits on capital expenditures and investments, limits on indebtedness, minimum consolidated net worth requirements, limits on payments of dividends, and a maximum basket for the repurchase of equity securities.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the six months ended September 30, 1998, total capital expenditures were approximately $47.7 million, of which approximately (i) $30.0 million was associated with the expansion projects at Sunset Station and Texas Station, and (ii) $17.7 million was associated with maintenance capital expenditures and various other projects.

     The Company's primary capital requirements during the remainder of fiscal year 1999 are expected to include (i) the payment of construction contracts payable of approximately $8.6 million as of September 30, 1998,
(ii) the remaining costs of the expansion projects at Sunset Station and Texas Station, estimated to cost approximately $66 million, (iii) maintenance capital expenditures, (iv) principal and interest payments on indebtedness, and (v) dividend payments on convertible preferred stock. The Company previously commenced construction of an expansion project at Station Casino St. Charles (the "St. Charles Expansion Project"). As of December 31, 1997, construction on the project and all related capitalized interest has ceased. In the event the Company determines that it will not complete the project it may be required to recognize an impairment loss. As of September 30, 1998, approximately $169.0 million had been incurred related to the St. Charles Expansion Project.

     The Company believes that cash flows from operations, borrowings under the amended and restated bank facility (see Note 2), vendor and lease financing of equipment, and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during the remainder of fiscal year 1999. The Company, however, continually is evaluating its financing needs. If more attractive financing alternatives become available to the Company, the Company may amend its financing plans assuming such financing would be permitted under its existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

     In connection with the Merger Agreement (see Note 4), the Company has the option to issue to Crescent and Crescent has agreed to purchase up to an aggregate of 115,000 shares of a new series of preferred stock ("Redeemable Preferred Stock") of the Company at a price of $1,000 per share (plus accrued dividends) in cash in increments of 5,000 shares. On July 28, 1998, the Company requested Crescent to purchase $20 million of the Redeemable Preferred Stock and on August 11, 1998, the Company requested Crescent to purchase the remaining $95 million of the Redeemable Preferred Stock to repay amounts under the Bank Facility borrowings under which were used to pay for master planned expansions. On August 7, 1998, Crescent notified the Company that Crescent believed it was not obligated to make such purchases. The Company and Crescent are currently involved in litigation regarding the Merger Agreement, including whether or not Crescent is obligated to purchase the $115 million of Redeemable Preferred Stock, and both parties have asserted that the other party has breached the Merger Agreement and is liable for damages. While the Company believes that Crescent has breached the Merger Agreement and that Crescent's allegations of breach by the Company are without merit, as with any litigation, no assurance as to the outcome of such litigation can be made. (See Part II, Item 1 Legal Proceedings).

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

BANK FACILITY

     The Company's secured amended and restated reducing revolving loan agreement, dated as of March 19, 1996, as amended in June 1998 (the "Bank Facility"), is a reducing revolving credit facility which provides for borrowings up to an aggregate principal amount of $285.2 million as of September 30, 1998. The Bank Facility is secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino Kansas City and Station Casino St. Charles (collectively, the "Borrowers"). The Company and Southwest Gaming Services, Inc. guarantee the borrowings under the Bank Facility (collectively the "Guarantors"). The Bank Facility matures on September 30, 2000. The Bank Facility will reduce by $22.4 million each fiscal quarter through March 31, 2000. Borrowings under the Bank Facility bear interest at a margin above the bank's prime rate or the Eurodollar Rate, as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Bank Facility, will vary quarterly based on the combined Borrowers and the Company's consolidated ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") adjusted for preopening expenses. As of September 30, 1998, the Borrowers' margin above the Eurodollar Rate on borrowings under the Bank Facility was 2.50%. Such margin will increase to 2.75% if the maximum funded debt to EBITDA (adjusted for preopening expenses) ratio is reached.

     The Bank Facility contains certain financial and other covenants. These include a maximum funded debt to EBITDA (adjusted for preopening expenses) ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter, a limitation on indebtedness, and limitations on capital expenditures. As of September 30, 1998, the Borrowers funded debt to EBITDA ratio was 2.01 to 1.00 and the fixed charge coverage ratio for the preceding four quarters ended September 30, 1998 was 1.81 to 1.00. A tranche of the Bank Facility contains a minimum tangible net worth requirement for Palace Station ($10 million plus 95% of net income determined as of the end of each fiscal quarter with no reduction for net losses) and certain restrictions on distributions of cash from Palace Station to the Company. As of September 30, 1998, Palace Station's tangible net worth exceeded the requirement by approximately $8.4 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

     In addition, the Bank Facility has financial covenants relating to the Company. These include prohibitions on dividends on, or redemptions of, the Company's common stock, restrictions on repayment of any subordinated debt, limitations on indebtedness beyond existing indebtedness, the Company's senior subordinated notes and other specified indebtedness, minimum consolidated tangible net worth requirements (adjusted upwards for post October 1, 1995 preopening expenses, not to exceed $18 million and for potential losses on disposed or discontinued assets, not to exceed $30 million), for the Company of $165 million plus 95% of post October 1, 1995 net income (not reduced by net losses) and 100% of net equity offering proceeds, and limitations on capital expenditures and investments. As of September 30,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (UNAUDITED)

1998, the Company's consolidated net worth exceeded the requirement by approximately $17.4 million. At March 31, 1998, Sunset Station had been designated an Unrestricted Subsidiary (as defined) and therefore excluded from financial covenants under the Bank Facility. In May 1998, the Bank Facility was amended to designate Sunset Station as a Restricted Subsidiary (as defined) and as such its financial performance will be considered in the calculation of compliance with the covenants under the Bank Facility. As amended in June 1998, the Bank Facility includes a maximum funded debt to EBITDA (adjusted for preopening expenses) ratio, including annualized EBITDA (adjusted for preopening expenses) for any new venture, as defined, open less than a year, for the Company on a consolidated basis of 5.50 to 1.00 for the fiscal quarter ended June 30, 1998, 5.40 to 1.00 for the fiscal quarter ending September 30, 1998, 5.20 to 1.00 for the fiscal quarter ending December 31, 1998, 5.00 to 1.00 for the fiscal quarter ending March 31, 1999,
4.25 to 1.00 for the fiscal quarter ending June 30, 1999, 4.00 to 1.00 for the fiscal quarter ending September 30, 1999 and 3.75 to 1.00 thereafter.
The funded debt to EBITDA ratio was 4.92 to 1.00 as of September 30, 1998. The Bank Facility also prohibits the Company from holding cash and cash equivalents in excess of the sum of the amounts necessary to make the next scheduled interest or dividend payments on the Company's senior subordinated notes and preferred stock, the amouns necessary to fund casino bankroll in the ordinary course of business and $2.0 million. The Guarantors waive certain defenses and rights including rights of subrogation and reimbursement. The Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and the Change of Control Triggering Event as defined in the indentures governing the senior subordinated notes.

     In October 1998, the Company received commitments for $425 million for an amended and restated reducing revolving credit facility (the "Amended Facility"). These commitments are subject to satisfactory documentation which is expected to be completed during calendar year 1998. This facility will amend the Company's existing Bank Facility and will refinance the Supplemental Facility (see Note 2). The Amended Facility will be funded in two tranches (a revolving tranche and a term tranche). The revolving tranche will be a $350 million reducing revolving credit facility maturing in September 2003. The term tranche will be a $75 million term loan maturing in December 2005. The Amended Facility will contain certain financial and other covenants including a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio, limits on capital expenditures and investments, limits on indebtedness, minimum consolidated net worth requirements, limits on payments of dividends, and a maximum basket for the repurchase of equity securities.

SENIOR SUBORDINATED NOTES

     The Company has $529.2 million, net of unamortized discount of $11.7 million, of senior subordinated notes outstanding as of September 30, 1998, $187.5 million of these notes bear interest, payable semi-annually, at a rate of 9 5/8% per year, $197.0 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year and $144.8 million of the notes bear interest, payable semi-annually, at a rate of 9 3/4% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants which prohibit the Company and its subsidiaries from incurring indebtedness (including capital leases) other than (a) non-recourse debt for certain specified subsidiaries, (b) certain equipment financings, (c) the Notes, (d) up to $15 million of additional indebtedness, (e) additional indebtedness if, after giving effect thereto, a 2.00 to 1.00 pro forma Consolidated Coverage Ratio (as defined) has been met, (f) Permitted Refinancing Indebtedness (as defined), (g) borrowings of up to $72 million under the Bank Facility (as required by the indenture governing the 9 5/8% Senior Subordinated Notes) and borrowings under the Bank Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters (as required by the indentures governing the 9 3/4% and 10 1/8% Senior Subordinated Notes) and (h) certain other indebtedness. At September 30, 1998, the Company's Consolidated Coverage Ratio was 1.96 to 1.00. In addition, the Indentures prohibit the Company from paying dividends on any of its capital stock unless at the time of and after giving effect to such dividends, among other things, the aggregate amount of all Restricted Payments and Restricted Investments (as defined in the Indentures, and which

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

include any dividends on any capital stock of the Company) do not exceed the sum of (i) 50% of Cumulative Consolidated Net Income (as defined) of the Company (less 100% of any consolidated net losses), (ii) certain net proceeds from the sale of equity securities of the Company, and (iii) $15 million.
The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures may significantly affect the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

SUNSET OPERATING LEASE

     The Company has entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of $40 million, dated as of September 25, 1996 (the "Sunset Operating Lease") between the Company and First Security Trust Company of Nevada. The Sunset Operating Lease expires in October 2000 and carries a lease rate of 225 basis points above the Eurodollar Rate. A total of $35.7 million of this facility has been drawn and no further draws pursuant to the lease will be made. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with financial terms substantially similar to the Sunset Operating Lease. The Company currently incurs approximately $2.2 million of rent expense per quarter related to this lease. In the event that Sunset Station elects to purchase the Equipment, the Company has provided a funding commitment up to the amount necessary for such purchase. The Company has an option to purchase the equipment for $31.8 million at September 30, 1998. This amount reduces throughout the term of the lease to $21.4 million at October 2000.

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

COMMON STOCK

     The Company is authorized to issue up to 90,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 35,311,792 shares of which were issued and outstanding as of September 30, 1998. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

RIGHTS PLAN

     On October 6, 1997, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was paid on October 21, 1997. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Immediately prior to the execution of the Merger Agreement, the Company amended its Rights Agreement dated October 6, 1997, (the "Rights Agreement") in order to facilitate consummation of the Merger, to exclude Crescent and its affiliates from the definition of Acquiring Person (as defined in the Rights Agreement) to the extent that it is a Beneficial Owner (as defined in the Rights Agreement) as a result of the approval, execution or delivery of, or the consummation of the transactions contemplated by, the Merger Agreement, including, without limitation, the purchase by Crescent of the Redeemable Preferred Stock. The Company has since rescinded this amendment.

PREFERRED STOCK

     The Company is authorized to issue up to 5,000,000 shares of its preferred stock, $0.01 par value per share (the "Preferred Stock"). As of September 30, 1998, 2,070,000 shares of $3.50 Convertible Preferred Stock (the "Convertible Preferred Stock") have been issued and are outstanding. The Board of Directors, without further action by the holders of Common Stock or the Convertible Preferred Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock or the Convertible Preferred Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

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

NICOLE ANDERSON CASE

     A suit seeking status as a class action lawsuit was filed by plaintiff Nicole Anderson, et. al., as class representative, on September 24, 1997, in the United States District Court for the Eastern District of Missouri, Eastern Division. The lawsuit alleges certain racially based discriminatory action at Station Casino St. Charles and seeks injunctive relief and compensatory, special, consequential, incidental and punitive damages in unspecified amounts. On or about October 24, 1997, plaintiff filed her first amended complaint. On November 24, 1997, the Company filed its answer to plaintiff's first amended complaint which denied the allegations contained therein. The Company does not believe the suit has merit and intends to continue defending itself vigorously.

     On August 25, 1998, a hearing was held to determine whether this lawsuit could be certified as a class action. The outcome of that hearing is still pending.

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

     Based upon this Missouri Supreme Court ruling (the "Akin Ruling"), the Missouri Gaming Commission attempted to issue preliminary orders for disciplinary action to all licensees in Missouri that operate gaming facilities in artificial basins. These preliminary orders started the hearing process, which allows the affected licensees to demonstrate that they are, in fact, contiguous to the surface stream of the Missouri or Mississippi River. Station Casino Kansas City was issued a preliminary order for disciplinary action. Station Casino St. Charles did not receive such an order. The preliminary orders were challenged by the licensees. The Circuit Court of Cole County granted writs of prohibition preventing the Missouri Gaming Commission from proceeding with such hearings under the Missouri Gaming Commission's existing procedures. The Missouri Gaming Commission sought further review of these writs of prohibition in the Missouri Supreme Court. On May 28, 1998, the Missouri Supreme Court quashed the writs of prohibition, allowing the Missouri Gaming Commission to proceed with hearings concerning Station Casino Kansas City and other licensees for alleged noncompliance with the Akin Ruling. Subsequent thereto, on June 18, 1998, the Missouri Gaming Commission issued an Amended Preliminary Order for Disciplinary Action against Station Casino Kansas City for alleged noncompliance with the Akin Ruling.

     On November 3, 1998, the citizens of the State of Missouri approved a Constitutional amendment which was proposed by initiative petition, that retroactively legalized lotteries, gift enterprises and games of chance aboard excursion gambling boats and floating facilities located within artificial spaces containing water that are within 1,000 feet of the closest edge of the main channel of the Mississippi or Missouri Rivers. This amendment to the Constitution will take effect upon its certification which will be within thirty days subsequent to its approval by the voters. Accordingly, the Missouri Gaming Commission has stayed its preliminary orders of disciplinary action against licensees that operate within artificial basins. It is expected that the Missouri Gaming Commission will dismiss the preliminary orders for disciplinary action upon certification of this Constitutional amendment.

STEPHEN B. SMALL CASE

     A class action lawsuit was filed by plaintiff Stephen B. Small, et al., as class representative, on November 28, 1997, in the United States District Court for the Western District of Missouri, naming four gaming operators in Kansas City, Missouri, including Kansas City Station Corporation. The lawsuit alleged that the defendants are conducting gaming operations that are not located on the Missouri River in violation of certain state and federal statutes. On September 1, 1998, the United States District Court granted Kansas City Station Corporation's motion to dismiss the lawsuit. On October 30, 1998, the plaintiff filed a similar lawsuit in the Circuit Court of Cole County, Missouri. The plaintiff is seeking a declaratory judgment that the operators are conducting illegal games of chance, as well as compensatory, special, consequential, and incidental damages in unspecified amounts. Management believes that the claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

CRESCENT CASE

     On July 27, 1998, the Company and Crescent announced the postponement of the joint annual and special meeting of stockholders of the Company, originally scheduled to be held August 4, 1998, in order to address concerns expressed by holders of the Company's preferred stock. Although Crescent issued its own press release supporting the postponement of the meeting, Crescent has advised the Company that Crescent takes the position that postponing the meeting was a breach of the Merger Agreement. On July 28, 1998, the Company requested that Crescent purchase $20 million of the Company's $100 Redeemable Preferred Stock issuable under the Merger Agreement (the "Redeemable Preferred Stock"). Under the terms of the Merger Agreement, Crescent is required to fund up to $115 million of Redeemable Preferred Stock, even in the event of termination of the Merger Agreement, so long as the Company is not in material breach of its covenants, representations or warranties. On July 30, 1998, the Company filed suit against Crescent in Clark County District Court, State of Nevada, seeking declaratory relief.
The suit asserts, among other things, that postponement of the meeting did not breach the Merger Agreement, that the Company had received Crescent's consent to postponement of the meeting and was otherwise in full compliance with its obligations under the Merger Agreement.

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

     While the Company believes that Crescent has breached the Merger Agreement and that Crescent's allegations are without merit, as with any litigation, no assurance as to the outcome of such litigation can be made at this time.

DERIVATIVE ACTION

     A suit seeking status as a class action lawsuit was filed by plaintiff, Crandon Capital Partners, as class representative, on August 7, 1998, in Clark County District Court, State of Nevada, naming the Company and its Board of Directors as defendants. The lawsuit, which was filed as a result of the failed merger between the Company and Crescent (See Crescent Case above), alleges, among other things, a breach of fiduciary duty owed to the shareholders / class members. The lawsuit seeks damages allegedly suffered by the shareholders / class members as a result of the transactions with Crescent, as well as all costs and disbursements of the lawsuit. Although no assurance can be provided with respect to any litigation, the Company and the Board of Directors do not believe the suit has merit and intend to defend themselves vigorously.

ITEM 2.   CHANGES IN SECURITIES - None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.   OTHER INFORMATION - None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -

          Exhibit
          Number

          27        Financial Data Schedule

     (b)  Reports on Form 8-K -

          On August 20, 1998, the Company filed a current report on Form 8-K dated August 7, 1998. The Company reported under Item 5 that a stockholder class action and derivative action had been filed against the Company and each of its seven directors. The suit was filed August 7, 1998, in the United States District Court for the District of Nevada by Crandon Capital Partners. The suit alleges, among other things, that agreement to the break-up fee under the Agreement and Plan of Merger between the Company and Crescent Real Estate Equities Company violated the fiduciary duty the Company's directors owed to the Company and its stockholders because the Company allegedly could not pay the fee when it was agreed to and because the fee allegedly prevented other interested bidders from proposing competing acquisitions of the Company.

          On September 10, 1998, the Company filed a current report on Form 8-K dated August 28, 1998. The Company reported under Item 5 that it had entered into an amendment to its Bank Facility which allowed for the incurrence of an $80 million supplemental loan.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Station Casinos, Inc.,
                                        Registrant



DATE:  November 13, 1998                /s/ Glenn C. Christenson
                                        -----------------------------
                                        Glenn C. Christenson,
                                        Executive Vice President,
                                        Chief Financial Officer, and
                                        Chief Administrative Officer
                                        (Principal Accounting Officer)