Form 10-K405
period 1998-12-31
STATION CASINOS INC
filed 1999-03-31
CIK 898660

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     [LOGO]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended ________________.

                                        OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from April 1, 1998 to December 31, 1998.

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


                2411 West Sahara Avenue, Las Vegas, Nevada 89102
               -------------------------------------------------
               (Address of principal executive offices, Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of March 3, 1999, based on the closing price per share as reported on the New York Stock Exchange was $199,795,146.

As of March 3, 1999, the registrant has 35,312,192 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrants' 1998 Annual Meeting of Stockholders to be held May 24, 1999 (which has not been made publicly available as of the date of this filing) are incorporated by reference into
Part III.

                                   PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

         When used in this report and elsewhere by management from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements with respect to the financial condition, results of operations and the business of Station Casinos, Inc. (the "Company") and its subsidiaries including the expansion, development and acquisition projects, legal proceedings and employee matters of the Company and its subsidiaries. Certain important factors, including but not limited to, competition from other gaming operations, leverage, construction risks, the inherent uncertainty and costs associated with litigation, and licensing and other regulatory risks, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. Further information on potential factors which could affect the financial condition, results of operations and business of the Company and its subsidiaries including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters of the Company and its subsidiaries are included in the filings of the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

GENERAL

         Station Casinos, Inc. is an established multi-jurisdictional gaming and entertainment enterprise that currently owns and operates four major hotel/casino properties and two smaller casino properties in Las Vegas, Nevada, a gaming and entertainment complex in St. Charles, Missouri and a gaming and entertainment complex in Kansas City, Missouri. The Company also owns and provides slot route management services in southern Nevada. Management's growth strategy includes the master-planned expansion of the Company's existing gaming facilities in Nevada and Missouri, as well as the evaluation and pursuit of additional acquisition or development opportunities in Nevada and other gaming markets.

         In Las Vegas, the Company owns and operates Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Sunset Station Hotel & Casino ("Sunset Station") and Tropicana Station, Inc., the operator of Wild Wild West Gambling Hall & Hotel ("Tropicana Station" and, together with Palace Station, Boulder Station, Texas Station, and Sunset Station, the "Las Vegas Casino Properties"). The Company also owns a 50% interest in Town Center Amusements, Inc. d.b.a. Barley's Casino & Brewing Company ("Barley's"). Palace Station is situated on 39 acres on Sahara Avenue adjacent to Interstate 15, and is near major attractions on the Las Vegas Strip and downtown Las Vegas. Boulder Station is situated on 46 acres along the Boulder Highway, immediately adjacent to Interstate 515, and is located on the opposite side of Las Vegas from Palace Station. Texas Station is located on 47 acres at the corner of Lake Mead Boulevard and Tonopah Highway in North Las Vegas. Sunset Station is strategically located on 105 acres on Sunset Road immediately adjacent to Interstate 515 and features a Spanish/Mediterranean-themed hotel/casino. Sunset Station is located eight miles southeast of Boulder Station. Each of the Company's Las Vegas casinos caters primarily to local Las Vegas residents. The Company markets the casinos together under the Station Casinos' brand, offering convenience to residents throughout the Las Vegas Valley with its strategically located properties.

         In Missouri, the Company owns and operates Station Casino Kansas City and Station Casino St. Charles. Station Casino Kansas City, is situated on 171 acres immediately east of the heavily traveled Interstate 435 bridge, seven miles east of downtown Kansas City. Station Casino Kansas City caters to local customers within the greater Kansas City area, as well as tourists from outside the region. Station Casino St. Charles is located on 52 acres situated immediately north of the Interstate 70 bridge in St. Charles, and is strategically located to attract customers from the St. Charles and greater St. Louis areas, as well as tourists from outside the region. Management employs the same operating strategies that have been successful at the Company's properties in the competitive Las Vegas market in order to secure a strong presence in the Missouri markets.

OPERATING STRATEGY

         Management believes that the following key principles have been integral to its success as a gaming operator and intends to continue to employ these strategies at each of its various operations.

         TARGETED CUSTOMER BASE

         The Company's operating strategy emphasizes attracting and retaining customers primarily from the local and repeat visitor markets. The Las Vegas Casino Properties and Station Casino Kansas City and Station Casino St. Charles (collectively the "Casino Properties") attract customers from their local markets through innovative, frequent and high-profile promotional programs, focused marketing efforts and convenient locations, and from the repeat visitor market through aggressive marketing and the development of strong relationships with specifically targeted travel wholesalers. Although perceived value initially attracts a customer to the Casino Properties, actual value generates customer satisfaction and loyalty. Management believes that actual value becomes apparent during the customer's visit through an enjoyable, affordable and high-quality entertainment experience. Las Vegas, which is and has been one of the fastest growing cities in the United States, is characterized by a strong economy and demographics which include an increasing number of retirees and other active gaming customers. This strategy applies as well to the Missouri markets. The Company believes that its visitor patrons are also discerning customers who enjoy the Company's value-oriented, high-quality approach. This is particularly true in Las Vegas where patrons view the Company's hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and downtown Las Vegas.

         PROVIDE A HIGH-VALUE EXPERIENCE

         Because the Company targets the repeat customer, management is committed to providing a high-value entertainment experience for its customers in its restaurants, hotels, casinos, and other entertainment amenities. Management believes that the value offered by restaurants at each of the Casino Properties is a major factor in attracting its local gaming customers, as dining is a primary motivation for casino visits by many locals. Through their restaurants, each of which has a distinct theme and style of cuisine, the Company's Casino Properties offer generous portions of high-quality food at reasonable prices. In addition, the Company's operating strategy focuses on slot and video poker machine play. The Company's target market consists of frequent gaming patrons who seek not only a friendly atmosphere and convenience, but also higher than average payout rates. Because locals and repeat visitors demand variety and quality in their slot and video poker machine play, the Casino Properties offer the latest in slot and video poker technology, including several games designed exclusively for the Company.

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

         MARKETING AND PROMOTION

         The Company employs an innovative marketing strategy that utilizes frequent, high-profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to aggressive marketing through television, radio and newspaper advertising, the Company has created and sponsored such promotions as "Car-A-Day", "Paycheck Bonanza" and the "Great Giveaway," a popular football season contest. These promotions have become a tradition in the locals' market and have had a positive impact upon the Company's patronage during their respective promotion periods.

LAS VEGAS CASINO PROPERTIES

         PALACE STATION

         Palace Station is situated on approximately 39 acres strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas' most heavily traveled areas, and a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. With Palace Station's ample parking and its convenient location, customers are assured easy access to the hotel and casino, a factor that management believes is particularly important in attracting and retaining its customers. The Palace Station complex has approximately 287,000 square feet of main facility area and features a turn-of-the-century railroad station theme. The complex includes a 1,028-room hotel, an approximately 84,000-square foot casino, two swimming pools, 3,700 parking spaces (including 1,900 spaces in two multi-level parking structures), an approximately 20,000-square foot banquet and convention center, five full-service restaurants, several fast-food outlets, a 24-hour gift shop and a non-gaming video arcade. The casino offers approximately 2,085 slot and video poker machines, 43 gaming tables, a keno lounge, a poker room, a bingo parlor, and a race and sports book. The hotel features 587 rooms in a 21-story tower. Guests in the tower enjoy a view of the Las Vegas Strip, downtown Las Vegas and the surrounding mountains. The remaining 441 hotel rooms are located in low-rise buildings adjoining the tower and casino.

         Palace Station's five full-service restaurants have a total of over 1,225 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the 24-hour Iron Horse Cafe (featuring a Chinese menu in addition to American fare), an all-you-can-eat buffet known as "The Feast," the Broiler (a steak and seafood restaurant), the Pasta Palace (an Italian restaurant) and the Guadalajara Bar & Grille (a Mexican restaurant). Palace Station guests also may take advantage of the Palace Saloon Piano Bar and the recently completed Trax Lounge, which provide music, dancing and entertainment.

         BOULDER STATION

         Boulder Station, which opened in August 1994, is situated on approximately 46 acres strategically located on the opposite side of Las Vegas from Palace Station. Patrons enjoy convenient access to this facility which is located on the Boulder Highway and immediately adjacent to the Interstate 515 interchange. Interstate 515 and the Boulder Highway are the major thoroughfares into Las Vegas for visitors from Arizona. Management believes that its highly visible location at this well-traveled intersection offers a competitive advantage relative to existing hotels and casinos located on the Boulder Highway. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. The Boulder Station complex has approximately 337,000 square feet of main facility area and, like Palace Station, features a turn-of-the-century railroad station theme. The complex includes a 300-room hotel, an approximately 89,000-square foot casino, 4,350 parking spaces (including a 1,900-space multi-level parking structure), five full-service restaurants, several fast-food outlets, a 280-seat entertainment lounge, eight additional bars, a high-quality 11-screen movie theater complex, a Kid's Quest child-care facility, a swimming pool, a non-gaming video arcade and a gift shop. The casino offers approximately 3,042 slot and video poker machines, 43 gaming tables, a keno lounge, a poker room, a bingo parlor and a race and sports book.

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

         TEXAS STATION

         Texas Station, which opened in July 1995, is situated on approximately 47 acres strategically located at the corner of Lake Mead Boulevard and Tonopah Highway in North Las Vegas. The facility features a friendly, "down-home" Texas atmosphere, highlighted by its distinctive early Texas architecture. In February 1999, the Company completed a $55 million master-planned expansion of Texas Station. Upon completing this expansion, Texas Station has approximately 390,000 square feet of main facility area in a low rise complex plus a six story, 200-room hotel tower and approximately 5,300 parking spaces (including two multi-level parking structures). The complex includes an approximately 95,000-square foot casino, five full-service restaurants, several fast-food outlets, a 10,000-square foot Kid's Quest child-care facility, a 132-seat entertainment lounge, seven additional bars, a high-quality 18-screen movie theater complex, a swimming pool, a non-gaming video arcade and a gift shop. The casino offers approximately 2,800 slot and video poker machines, 34 gaming tables, a keno lounge, a poker room, a bingo parlor and a race and sports book. Management believes that the theater complex provides a competitive advantage for the property and is an additional attraction that draws a significant number of patrons to the facility.

         Texas Station's five full-service restaurants have a total of over 1,300 seats. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Yellow Rose Cafe (a 24-hour coffee shop), the Stockyard Steakhouse, the Laredo Cantina and Cafe (a Mexican restaurant), the San Lorenzo (an Italian restaurant) and the Market Street Buffet (featuring seven different food stations). In addition to the Texas Station-themed restaurants, guests may also take advantage of the unique features of the Martini Ranch, the Whiskey Bar with a seven-foot high bronco rider, which rotates on a pedestal and may be viewed by patrons on all sides, the Garage Bar which features a 1976, fire engine red Cadillac Eldorado with seven-foot Texas long-horns on the hood, or the Armadillo Honky Tonk where a 3,000 piece cut glass armadillo is the centerpiece of a dance hall. The facility also offers fast-food outlets, including a pizza kitchen and ice cream shop. Management believes that the quality and variety of the restaurants offered at the facility are a major draw in the rapidly growing North Las Vegas and Summerlin markets.

         SUNSET STATION

         Sunset Station, which opened in June 1997, is located on an approximately 105-acre parcel at the intersection of Interstate 515 and Sunset Road. Multiple access points provide customers convenient access to the gaming complex and parking areas. Situated in the path of development along Interstate 515, the major thoroughfare into Las Vegas from Boulder City and Arizona, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and eight miles southeast of Boulder Station. In November 1998, the Company completed a $34 million master-planned expansion of Sunset Station.

         Sunset Station is distinguished from the Company's other properties by its interior and exterior Spanish/Mediterranean-style architecture. The facility features approximately 428,000 square feet of main facility area, plus a 20-story, 467-room hotel tower and approximately 5,700 parking spaces (including a 2,000-space multi-level parking structure). The complex includes an approximately 110,000-square foot casino, with approximately 3,000 slot and video poker machines, 49 gaming tables, a keno lounge, a poker room, a bingo parlor and a race and sports book. The complex also includes seven full-service restaurants, themed to capitalize on the restaurants at the Company's other properties, an entertainment lounge, additional bars, a microbrewery, a gift shop, a non-gaming video arcade, tenant lease space for additional restaurants, a high-quality 13-screen movie theater complex, a Kid's Quest child-care facility, an outdoor swimming pool and an amphitheater, as well as several fast-food outlets and franchises.

         Sunset Station's seven full-service restaurants have a total of over 2,100 seats featuring "live-action" cooking and simulated patio dining. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Sunset Cafe (a 24-hour coffee shop), the Sonoma Cellar (a steakhouse), the Casa Del Sol (a seafood restaurant), the Capri (an Italian restaurant), Rosalitas (a Mexican restaurant), Sunset Brewing Company (a microbrewery) and The Feast Around the World, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Guests may also take advantage of the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained-glass and a water light display. The facility also offers fast-food outlets including Fat Burger, Viva Salsa, and Ben & Jerry's Ice Cream.

         Sunset Station is located on approximately 105 acres, of which only approximately 70 acres have been developed. The Company is currently evaluating potential development plans for the undeveloped property. Uses for the land could include a lifestyle entertainment retail center, as well as the development of several pads for various build-to-suit retail, restaurant and entertainment concepts. Timing and definitive plans have not yet been determined for such a development.

MISSOURI CASINO PROPERTIES

         STATION CASINO KANSAS CITY

         Station Casino Kansas City opened in January 1997. This facility is a master-planned gaming and entertainment destination facility featuring a historic Missouri riverboat theme and is strategically located to attract customers from the greater Kansas City area, as well as tourists from outside the region. The facility is located on an approximately 171-acre site immediately east of the heavily traveled Interstate 435 bridge, seven miles east of downtown Kansas City. Station Casino Kansas City's marketing programs are specifically designed to effectively target and capture repeat customer demand from the local customer base and also emphasize the strong visitor and overnight markets. Management believes that Station Casino Kansas City has specific advantages relative to other riverboat facilities in the region and that it is the premier facility in the Kansas City market. The site is adjacent to the Interstate 435 bridge, which supports traffic flow of approximately 71,000 cars per day. Interstate 435 is a six-lane, north-south expressway offering quick and easy accessibility to the site, and also provides direct visibility of the site.

         The Station Casino Kansas City facility features two continuously docked gaming vessels situated in a man-made protective basin. The two gaming facilities feature approximately 140,000 square feet of gaming space that offers approximately 3,149 slot and video poker machines and 162 gaming tables and a poker room. The Company believes the Station Casino Kansas City facility offers the first Las Vegas-style gaming experience in the Midwest. The gaming facilities are docked adjacent to a land-based entertainment facility with approximately 526,000 square feet of main facility area which includes a 200-room hotel, six full-service restaurants, several fast-food outlets, 11 bars and lounges, a 1,400-seat Grand Pavillion featuring headline entertainment, a Kid's Quest child-care facility, a high-quality 18-screen movie theater complex, a 5,700-square foot non-gaming video arcade and midway operated by Sega GameWorks, a gift shop and parking for 5,000 vehicles.

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

         STATION CASINO ST. CHARLES

         Station Casino St. Charles opened in May 1994. Station Casino St. Charles is situated immediately north of the Interstate 70 bridge in St. Charles on approximately 52 acres owned by the Company. The Station Casino St. Charles complex is strategically located to attract customers from the St. Charles and greater St. Louis area, as well as tourists from outside the region. The site is adjacent to the Interstate 70 bridge. Interstate 70 is a 10-lane, east-west expressway offering quick and easy accessibility to and direct visibility of the Station Casino St. Charles site.

         Station Casino St. Charles currently features two gaming vessels, a 292-foot long by 74-feet wide gaming riverboat known as "The Station Casino Belle" and a floating two-story, 105,000-square foot gaming and entertainment facility. The two current gaming vessels have 47,000 square feet of gaming space with capacity for 4,000 gaming customers, as well as food and beverage and other related facilities. Station Casino St. Charles offers approximately 1,878 slot and video poker machines, 66 gaming tables and a poker room. Station Casino St. Charles features a 250-seat all-you-can-eat buffet known as "The Feast," as well as an 80-seat specialty steakhouse known as "The Broiler." In addition to the casinos and restaurants, the facility offers seven bars, a fast-food court, an entertainment lounge, a lobby, a ticketing facility and a gift shop.

         In furtherance of the Station Casino St. Charles master plan, the Company completed construction of a new elevated roadway and a 4,000-space five-story parking structure in May 1996. The parking facility is constructed above the existing flood plain. The elevated roadway and parking structure provide improved access to the current and new gaming facilities and significantly diminish Station Casino St. Charles' susceptibility to closure during the spring flooding season.

         In the fall of 1996, the Company commenced an expansion project at Station Casino St. Charles which included the building of a backwater basin containing two new gaming vessels and a new retail and entertainment complex. Since March 31, 1998, construction on the Station Casino St. Charles expansion project has been halted.

         The Company currently believes the Station Casino St. Charles expansion project as originally contemplated fulfills a strategic need in the St. Louis, Missouri market. While the Company desires to complete and operate these new facilities, circumstances may arise in the future, including the lack of available financing, a downturn in the demand for gaming facilities or increased regulatory requirements unique to the state of Missouri and more attractive uses of available capital, which may prevent the expansion project from being completed as originally designed, if at all. In this event, certain costs incurred to date may be deemed to possess little or no value necessitating the recognition of an impairment loss in the period such a determination is made. The impairment loss could include substantially all of the amount invested in the Station Casino St. Charles expansion project.

         As of December 31, 1998, the Company had invested approximately $169.0 million related to the Station Casino St. Charles expansion project. The Company does not anticipate that any major construction activity on the expansion project will resume in the near term.

THE SOUTHWEST COMPANIES

         The Company provides slot route management services to numerous food and beverage establishments and commercial businesses in Southern Nevada through its subsidiary, Southwest Gaming Services, Inc. ("SGSI"). SGSI commenced its slot route business in southern Nevada in December 1990. Management combined its gaming experience with its route management abilities to capitalize on the rapidly expanding slot route business. SGSI has approximately 895 machines in service throughout southern Nevada.

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

        EXPANSION, DEVELOPMENT AND ACQUISITION OPPORTUNITIES

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

         The Company also evaluates other development and acquisition opportunities in current and emerging gaming markets, including land-based, dockside, riverboat and Indian gaming opportunities. The Company's decision whether to proceed with any new gaming development or acquisition opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond the Company's control.

COMPETITION

         The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Indian reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than the Company. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. Legalized casino gaming in such states and on Indian reservations will provide strong competition to the Company and could adversely affect the Company's operations, particularly to the extent that such gaming is conducted in areas close to the Company's operations. Proposition 5, a California ballot initiative passed by voters in California on November 3, 1998, permits Indian tribes who enter into agreements with the State of California to conduct certain gaming activities including horse race wagering, gaming devices (including slot machines), banked card games and lotteries. Various opposition factions have challenged the implementation of Proposition 5 by filing an action in the Supreme Court of California. On December 2, 1998, the California Supreme Court granted a stay on the implementation of Proposition 5 pending consideration of arguments on constitutionality grounds. The California Supreme Court's decision is not expected until the summer of 1999. It is not certain when Proposition 5 will be effective or how it will affect the Company; however, because visitors from California make up Nevada's largest visitors market, if Proposition 5 is implemented, increased competition from Indian gaming may result in a decline in the Company's revenues and may have a material adverse effect on the Company's business.

         The Las Vegas Casino Properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. Such competition includes at least nine hotel/casinos targeted primarily towards local residents and repeat visitors, as well as numerous non-hotel gaming facilities targeted towards local residents. The Company competes with other locals oriented hotel/casinos by focusing on repeat customers and attracting these customers through innovative marketing programs. The Company's value-oriented, high-quality approach is designed to generate repeat business. Additionally, the casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Currently, there are approximately 30 major gaming properties located on or near the Las Vegas Strip, 14 located in the downtown area and several located in other areas of Las Vegas. In addition, four new hotel/casinos and three hotel/casino expansions are under construction or have been announced, which will add approximately 9,500 rooms to the Las Vegas area over approximately the next two years. Three of the new hotel/casinos are major resorts with a theme and an attraction which are expected to draw significant numbers of visitors. These new facilities could have a positive effect on the Las Vegas Casino Properties through increased local employment and if more visitors are drawn to Las Vegas. However, major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the businesses of the Las Vegas Casino Properties. The additional capacity has had little, if any, impact on the Las Vegas Casino Properties' hotel occupancy or casino volume to date, although there can be no assurance that hotel occupancy or casino volume will not be adversely affected in the future.

         The Las Vegas Casino Properties face more direct competition from nine hotel/casinos primarily targeted to the local and the repeat visitor markets. Some of these competitors have completed expansions and existing competitors and new entrants into these markets are in the planning stages or under construction on other projects. Other gaming operators own undeveloped properties on which they could develop gaming facilities in the immediate vicinity of Texas Station and Sunset Station. At least one operator is exploring development opportunities in the immediate vicinity of Sunset Station. In June 1999, The Resort at Summerlin Hotel and Casino ("Summerlin") is expected to open in northwest Las Vegas approximately 5 miles from Texas Station. Although not targeted at the local market, Summerlin will compete indirectly with Texas Station because of its close proximity to Texas Station. Although the Company has competed strongly in these marketplaces, there can be no assurance that additional capacity will not have a negative impact on the Company.

         The Missouri Gaming Commission has been empowered to determine the number of gaming licenses supportable by the region's economic situation. As of December 31, 1998, 37 applications for gaming licenses had been filed with the State of Missouri, including nine applications to operate in the St. Louis marketplace. Ten licensees are currently licensed in Missouri, in St. Louis, Kansas City, St. Joseph and Caruthersville, Missouri. Station Casino St. Charles competes primarily with other gaming operations in and around St. Louis, Missouri. Currently, in addition to Station Casino St. Charles, there are five competitors operating in the St. Louis market. In particular, Station Casino St. Charles directly competes with two facilities located in Maryland Heights which opened in 1997. Such direct competition is due to the Maryland Heights facilities' size, quality and close proximity. The Company has experienced a decline in revenues at Station Casino St. Charles since the opening of the Maryland Heights facilities. The Company has taken steps that management believes will mitigate the effects of such competition and the decline in revenues has stabilized. However, in light of ever increasing competition, there can be no assurance as to the future performance of Station Casino St. Charles. Additionally, two of the five competitors operating in the St. Louis market are located in Illinois, which does not impose the $500 loss limit imposed in Missouri. Gaming also has been approved by local voters in jurisdictions near St. Louis, including St. Charles, Jefferson City and other cities and counties along the Mississippi and Missouri Rivers. Any new gaming operations developed near St. Louis would likely provide significant competition to Station Casino St. Charles. Gaming laws in surrounding states and in other areas may be amended in ways that would increase the competition to Station Casino St. Charles. This increasing competition could have a material adverse effect on the Company's business.

         Recently, Davis Gaming was selected for investigation for licensure for a gaming operation which it intends to develop in Boonville, Missouri, a city in central Missouri near Jefferson City and Columbia, and Mark Twain Casino L.L.C. was selected for investigation for licensure for a gaming operation which it intends to develop in LaGrange, Missouri, a city in northeastern Missouri. Neither area is currently served by a Missouri gaming facility. The Davis Gaming Project has proceeded and has received preliminary site and development approval from the Missouri Gaming Commission. The Mark Twain Casino Project has not progressed since the initial selection decision.

         Station Casino Kansas City competes primarily with other gaming operations in and around Kansas City, Missouri. In addition to Station Casino Kansas City, there are three other gaming facilities currently operating in the Kansas City market. Earlier entrants to the Kansas City market may have an advantage over the Company due to their ability to establish early market share. Gaming has been approved by local voters in jurisdictions near Kansas City, including St. Joseph (which currently has one riverboat gaming operation), Jefferson City and other cities and counties along the Missouri River. Since the opening of Station Casino Kansas City, Sam's Town, the closest gaming development to Station Casino St. Charles, closed and Boyd Gaming, the owner of Sam's Town, sold most of Sam's Town's assets to Harrah's, the operator of Harrah's-North Kansas City, the next closest gaming operator in the area. Any new gaming operations developed near Kansas City would likely provide significant competition to Station Casino Kansas City.

         Several companies are engaging in riverboat gaming in states neighboring Missouri. Illinois sites, including Alton, East St. Louis, and Metropolis, enjoy certain competitive advantages over Station Casino St. Charles because Illinois, unlike Missouri, does not impose limits on the size of losses and places fewer restrictions on the extension of credit to customers. In contrast, Missouri gaming law provides for a maximum loss of $500 per player on each cruise and prohibits the extension of credit (except credit cards and checks). Unlike Illinois gaming law, the Missouri gaming law places no limits on the number of gaming positions allowed at each site. As of December 31, 1998, Illinois had approved a total of ten licenses; however, only nine licensees are operating riverboat gaming facilities. While riverboats currently are the only licensed form of casino-style gaming in Illinois and the number of licenses is restricted to ten, possible future competition may arise if gaming is legalized in or around Chicago, which was specifically excluded from the legislation permitting gaming in Illinois.

         The Company's Missouri gaming operations also compete to a lesser extent with the riverboat and floating gaming facilities in Mississippi, Louisiana, Iowa and Indiana. Like Illinois, neither Mississippi nor Louisiana gaming legislation imposes limits on wagers or losses. Gaming laws in these states and in other areas may be amended in ways that would increase the competition to the Company's Missouri gaming operations.

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

         The Company's direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. SGSI is licensed as a distributor and as an operator of a slot machine route. Palace Station Hotel & Casino, Inc. ("PSHC"), Boulder Station, Inc. ("BSI"), Texas Station, Inc. ("TSI"), Sunset Station, Inc. ("SSI"), and Tropicana Station, Inc. ("TRSI") have received licenses to conduct nonrestricted gaming operations. Town Center Amusements, Inc. ("TCAI") has been licensed to conduct nonrestricted gaming operations at Barley's Casino & Brewing Company ("Barley's Casino"), a micro brewery and casino located in Southeast Las Vegas. The Company's ownership in TCAI is held through an intermediary company known as Green Valley Station, Inc. ("GVSI") which is licensed as a member and Manager of TCAI. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of PSHC, BSI, TSI, SSI, TRSI, GVSI, and SGSI. The Company is also licensed as a manufacturer and distributor. PSHC, BSI, TSI, SSI, TRSI, GVSI, and SGSI are each a corporate gaming licensee and TCAI is a limited liability company licensee (individually a "Gaming Subsidiary" and collectively the "Gaming Subsidiaries") under the terms of the Nevada Act. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and the Nevada Board and furnish any other information which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (individually, a "Gaming License" and collectively, the "Gaming Licenses") required in order to engage in gaming activities in Nevada.

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

         The Company and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company and the Gaming Subsidiaries must be reported to or approved by the Nevada Commission and/or the Nevada Board.

         If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Palace Station, Boulder Station, Texas Station, Sunset Station, Wild Wild West and Barley's Casino and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the Gaming Licenses of the Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any Gaming License would) materially adversely affect the Company's gaming operations.

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

         The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On May 22, 1997, the Nevada Commission granted the Company prior approval to make offerings under a Shelf Registration for a period of twenty-two months, subject to certain conditions ("Shelf Approval"). The Shelf Approval was amended and restated on June 23, 1998 to include TRSI and to be effective for 11 months. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two year approval period. The Shelf Approval also applies to any affiliated company wholly-owned by the

Company (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations issued by, the Company or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

         License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the serving or selling of food or refreshments or the selling of any merchandise. Nevada licensees that hold a license as an operator of a slot route, or manufacturer's or distributor's license also pay certain fees and taxes to the state of Nevada.

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

         NEVADA LIQUOR REGULATIONS

         The sale of alcoholic beverages at Palace Station is subject to licensing, control and regulation by the City of Las Vegas. The sale of alcoholic beverages at Boulder Station and Wild Wild West is subject to licensing control and regulation by the Clark County Board. Texas Station is subject to licensing control and regulation of the City of North Las Vegas. Sunset Station and Barley's Casino are subject to the licensing control and regulation of the City of Henderson and the Department of Treasury, Bureau of Alcohol, Tobacco and Firearms. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gaming Subsidiaries.

         MISSOURI GAMING REGULATIONS

         Gaming was originally authorized in the State of Missouri and the City of St. Charles on November 3, 1992, by referendum, although no governmental action was taken to enforce or implement the original law. On April 29, 1993, Missouri enacted the Missouri Gaming Law which replaced the original law and established the Missouri Gaming Commission, which is responsible for the licensing and regulation of riverboat gaming in Missouri. The Missouri Gaming Commission has discretion to approve gaming license applications for both permanently moored ("dockside") riverboat casinos and powered ("excursion") riverboat casinos. On September 20, 1993, the Company filed its initial application with the Missouri Gaming Commission for either a dockside or a cruising gaming license in St. Charles, Missouri, which license was issued on May 27, 1994, thereby making the Company one of the first two entrants in the Missouri riverboat gaming market.

         Opponents of gaming in Missouri have brought several legal challenges to gaming in the past and may possibly bring similar challenges in the future. There can be no assurances that any future challenges, if brought, would not further interfere with full-scale gaming operations in Missouri, including the operations of the Company and its subsidiaries.

         On January 25, 1994, as a result of a cause of action brought by anti-gaming interests, the Missouri Supreme Court held that games of chance, including certain games authorized under the Missouri Gaming Law such as bingo and keno, constitute "lotteries" and were therefore prohibited under the Missouri Constitution. A statewide election on April 5, 1994, failed to adopt a constitutional amendment that would have exempted excursion boats and floating facilities from such constitutional prohibition on lotteries. Therefore, in May 1994, the Company commenced operations only with those games which involve some element of skill ("limited gaming"), such as poker and blackjack, that would be constitutionally permissible. The authorization of both games of skill and games of chance ("full-scale gaming") occurred on November 8, 1994 with passage by Missouri voters of a constitutional amendment virtually identical to the measure which was defeated on April 5, 1994. Full-scale gaming became effective on December 9, 1994, and by the end of December 1994, the Company was conducting full-scale gaming on both its excursion and dockside casinos in St. Charles, Missouri.

         On January 16, 1997, the Missouri Gaming Commission granted Station Casino Kansas City a Class A Excursion Gambling Boat license to own and operate the River King and River Queen floating gaming facilities.

         On November 25, 1997, the Supreme Court ruled, in a case again brought by anti-gaming interests involving certain operators who compete with Station Casino St. Charles in Maryland Heights, Missouri, that gaming may occur only in artificial spaces that are contiguous to the surface stream of the Missouri and Mississippi rivers. On November 3, 1998, the citizens of the State of Missouri approved a Constitutional amendment which was proposed by initiative petition, that retroactively legalized lotteries, gift enterprises and games of chance aboard excursion gambling boats and floating facilities located within artificial spaces containing water that are within 1,000 feet of the closest edge of the main channel of the Mississippi or Missouri
Rivers. This amendment to the Constitution was certified on November 23, 1998.

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

         The Missouri Gaming Commission may revoke or suspend gaming licenses and impose other penalties for violation of the Missouri Gaming Law and the rules and regulations which may be promulgated thereunder, including, without limitation, forfeiture of all gaming equipment used for improper gaming and fines of up to three times an operator's highest daily amount of gross receipts from wagering on the gambling games conducted during the preceding twelve months. No gaming licensee or occupational licensee may pledge, hypothecate or transfer in any way any license, or any interest in a license, issued by the Missouri Gaming Commission. An ownership interest in a gaming licensee that is not a publicly held entity or a holding company that is not a publicly held entity may not be pledged or hypothecated in any way to, or otherwise be subject to any type of security interest held by, any entity or person other than a regulated bank or saving and loan association without prior approval of the Missouri Gaming Commission. Missouri Gaming Commission regulations prohibit a licensee from consummating any of the following transactions without at least 60 days' prior notice to the Missouri Gaming Commission, and during such period, the Missouri Gaming Commission may disapprove the transaction or require the transaction be delayed pending further investigation; (i) any transfer or issuance of an ownership interest in a gaming licensee that is not a publicly held entity or a holding company that is not a publicly held entity; and (ii) any pledge or hypothecation or grant of any type of security interest in an ownership interest in a gaming licensee that is not a publicly held entity or a holding company that is not a publicly held entity to a regulated bank or saving and loan association; provided that no ownership interest may be transferred in any way pursuant to any pledge, hypothecation or security interest without separate notice to the Missouri Gaming Commission at least thirty days prior to such transfer, which restriction must be specifically included in the grant of pledge, hypothecation or security interest.

         Missouri Gaming Commission regulations require a licensee to notify the Missouri Gaming Commission of its intention to consummate any of the following transactions at least fifteen days prior to such consummation, and the Missouri Gaming Commission may reopen the licensing hearing prior to or following the consummation date to consider the effect of the transaction on the licensee's suitability; (i) any issuance of ownership interest in a publicly held gaming licensee or a publicly held holding company, if such issuance would involve, directly or indirectly, an amount of ownership interest equaling five percent or greater of the ownership interest in the gaming licensee or holding company after the issuance is complete; (ii) any private incurrence of debt equal to or exceeding one million dollars by a gaming licensee or holding company that is affiliated with the holder of a license; (iii) any public issuance of debt by a gaming licensee or holding company that is affiliated with the holder of a license; and (iv) any significant related party transaction as defined in the regulations.

         The Missouri Gaming Law imposes operational requirements on riverboat operators, including a charge of two dollars per gaming customer that licensees must pay to the Missouri Gaming Commission, certain minimum payout requirements, a 20% tax on adjusted gross receipts, prohibitions against providing credit to gaming customers (except for the use of credit cards and cashing checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee's riverboat. Licensees must also submit audited quarterly financial reports to the Commission and pay the associated auditing fees. Other areas of operation which are subject to regulation under Missouri rules are the size, denomination and handling of chips and tokens; the surveillance methods and computer monitoring of electronic games; accounting and audit methods and procedures; and approval of an extensive internal control system. The Missouri rules also require that all of an operator's purchases of chips, tokens, dice, playing cards and electronic gaming devices must be acquired from suppliers licensed by the Missouri Gaming Commission. The Missouri Gaming Law provides for a loss limit of $500 per person per excursion and requires licensees to maintain scheduled excursions with boarding and disembarking times regardless of whether the riverboat cruises. Although the Missouri Gaming Law provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission is empowered to impose such space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. The Missouri Gaming Law also includes requirements as to the form of riverboats, which must resemble Missouri's riverboat history to the extent practicable and include certain non-gaming amenities. All ten licensees currently operating riverboat gaming operations in Missouri are authorized to conduct all or a portion of their operations on a dockside basis.

         With respect to the availability of dockside gaming, which may be more profitable than excursion gaming, the Missouri Gaming Commission is empowered to determine on a site-by-site basis where such gaming is appropriate and shall be permitted. On December 27, 1994, Station Casino St. Charles was granted a dockside gaming license for its floating gaming facility by the Missouri Gaming Commission. On April 16, 1996, Station Casino St. Charles, subsequently received approval from the Missouri Gaming Commission to conduct its operations on its excursion gaming riverboat on a continuously docked basis. The U.S. Coast Guard has recommended to the Missouri Gaming Commission that all gaming vessels on the Missouri River be required to remain dockside because certain characteristics of the Missouri River, including turbulence, lack of emergency response infrastructure and potential congestion, create substantially elevated risks for the operation of large capacity passenger vessels. Dockside gaming in Missouri may differ from dockside gaming in other states, such as Mississippi, because the Missouri Gaming Commission has the ability to require "simulated cruising." This requirement permits customers to board dockside riverboats only at specific times and prohibits boarding during a certain portion of each simulated cruise, which are required to be a minimum of two hours and a maximum of four hours. Dockside gaming in Missouri may not be as profitable as dockside gaming in other states, that allow for continuous customer ingress and egress.

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

EMPLOYEES

         As of December 31, 1998, the Company and its subsidiaries had approximately 10,829 employees. From time to time, certain employees of the Company are contacted by unions and the Company engages in discussions with such employees regarding establishment of collective bargaining agreements. In 1998, approximately 12 of the Company's employees in the receiving area of Palace Station voted to become unionized. While the Company is from time to time faced with such movements by employees, the Company does not believe that such movements will have any broad-based impact on its employees; however there can be no assurances to that effect. Management believes that it has good relationships with its employees.

ITEM 2.  PROPERTIES

         Palace Station is situated on approximately 39 acres located on the west side of Las Vegas, Nevada. The Company owns 26 acres and leases the remaining 13 acres pursuant to five long-term ground leases with unaffiliated third parties. The property is subject to a lien to secure borrowings under the Amended Bank Facility.

         Boulder Station is situated on approximately 46 acres located on the east side of Las Vegas, Nevada. The Company owns 19 acres and leases the remaining 27 acres from a trust pursuant to a long-term ground lease. The trustee of such trust is Bank of America National Trust and Savings Association ("Bank of America NT&SA") and the beneficiary of which is KB Enterprises, an affiliated company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the "Related Lessor"), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of the Company. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $135,525 through June 2008. In July 2008, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2003, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or
(ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals beginning in June 1998, to purchase the land at fair market value. The Company did not exercise its June 1998 option. The Company believes that the terms of the ground lease are as fair to the Company as could be obtained from an independent third party. The Company's leasehold interest in the property and the acreage it owns directly are subject to a lien to secure borrowings under the Amended Bank Facility.

         Texas Station is situated on approximately 47 acres located in North Las Vegas, Nevada. The Company leases the property from a trust pursuant to a long-term ground lease. The trustee of such trust is Bank of America NT&SA and the beneficiary of which is Texas Gambling Hall & Hotel, Inc., an affiliate company of the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $150,000 through June 2000. In July 2000, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. The rent will be further adjusted by a cost of living factor after the first ten years and every ten years thereafter. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals beginning in May 2000, to purchase the land at fair market value. Pursuant to the ground lease, the lessor will have a right to put the land to the Company, exercisable no later than one year after the first to occur of (a) a change of control (as defined in the lease), or (b) delivery of written notice that such a change of control is anticipated, at a purchase price equal to fair market value as determined by negotiation. The Company believes that the terms of the ground lease are as fair to the Company as could be obtained from an independent third party. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Amended Bank Facility.

         Station Casino St. Charles is situated on approximately 52 acres located immediately north of Interstate 70 on the edge of the Missouri River in St. Charles, Missouri. The Company owns the entire 52 acres. The Company's ownership interest in the St. Charles property is subject to liens to secure borrowings under the Amended Bank Facility.

         Station Casino Kansas City is situated on approximately 171 acres in Kansas City, Missouri. The Company entered into a joint venture with an unaffiliated third party to acquire the property. Station Casino Kansas City leases the site from the joint venture with monthly payments of $91,800 through the remainder of the lease term. The lease term was extended to March 31, 2006, with the option to extend the lease for up to eight renewal periods of ten years each plus one additional period of seven years. Commencing April 1, 1998, the rent was, and every anniversary thereafter the rent will be, adjusted by a cost of living factor. In connection with the joint venture agreement, the Company received an option that provided for the right to acquire the joint venture partners interest in this joint venture. The Company has the option to purchase this interest at any time after April 1, 2002 through April 1, 2011 for $11.7 million, however, the purchase price will be adjusted by a cost of living factor of not more than 5% or less than 2% per annum commencing April 1, 1998. The Company paid $2.6 million for this option. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Amended Bank Facility, and under certain circumstances the Amended Bank Facility permits the lenders to force the exercise of such option.

         Sunset Station is situated on approximately 105 acres located in the Green Valley/Henderson area of Las Vegas, Nevada. The Company leases approximately 48 acres pursuant to a long-term ground lease with an unaffiliated third party. The lease was entered into in June 1994, and has a term of 65 years with monthly rental payments of $120,000, adjusted on each subsequent five-year anniversary by a cost of living factor. On the seventh anniversary date of the lease, the Company has the option to purchase the land for $23.8 million. The lessor also has an option to sell the land to the Company for $21.8 million on the seventh anniversary of the lease. Of the remaining land, approximately 52 acres were purchased by the Company in September 1995, for approximately $11.0 million.

         The Company has acquired or leased several parcels of land in various jurisdictions as part of the Company's development activities. Included in land for held development at December 31, 1998 is approximately $17.0 million related to land which had been acquired for potential gaming projects in jurisdictions where gaming has been approved.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs.

         CRESCENT CASE

         On January 16, 1998, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement") with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). The Merger Agreement provided for the merger (the "Merger") of the Company and Crescent at the time of effectiveness of the Merger in accordance with the Merger Agreement.

         On July 27, 1998, the Company and Crescent announced the postponement of the previously announced annual and special meeting of stockholders of the Company, originally scheduled to be held August 4, 1998, in order to address concerns expressed by holders of the Company's preferred stock. Although Crescent issued its own press release announcing the postponement of the meeting, Crescent has advised the Company that Crescent takes the position that postponing the meeting was a breach of the Merger Agreement. On July 28, 1998, the Company requested that Crescent purchase $20 million of the Company's Redeemable Preferred Stock issuable under the Merger Agreement. Under the terms of the Merger Agreement, Crescent is required to fund up to $115 million of Redeemable Preferred Stock, even in the event of termination of the Merger Agreement, so long as the Company is not in material breach of its covenants, representations or warranties. On July 30, 1998, the Company filed suit against Crescent in Clark County District Court, State of Nevada, seeking declaratory relief. The suit asserts, among other things, that postponement of the meeting did not breach the Merger Agreement, that the Company had received Crescent's consent to postponement of the meeting and was otherwise in full compliance with its obligations under the Merger Agreement.

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

         On August 11, 1998, the Company requested that Crescent purchase the additional $95 million of Redeemable Preferred Stock. Also on August 11, 1998, the Company amended its complaint in Nevada state court to include claims regarding Crescent's breaches of the Merger Agreement. The Company's lawsuit against Crescent seeks significant damages for Crescent's breaches and specific performance requiring Crescent to fulfill its obligation under the Merger Agreement to purchase $115 million of Redeemable Preferred Stock.

         On August 12, 1998, Crescent announced that it intended to assert a claim for damages for the $54 million break-up fee under the Merger Agreement or its equivalent and for expenses. Any payment by the Company of such fee would require consent of the lenders under the Amended Bank Facility.

         On December 15, 1998, Crescent's suit against the Company pending in the United States District Court for the Northern District of Texas was dismissed for lack of jurisdiction. On December 21, 1998, Crescent served the Company with a notice of appeal of the dismissal.

         On February 10, 1999, Crescent filed an appeal in the United States Court of Appeals for the Fifth Circuit seeking to reverse the District Court's judgement dismissing the Texas complaint. On March 29, 1999, the Company filed an opposition brief with the Fifth Circuit Court of Appeals seeking the affirmance of the District Court's judgement.

         On December 22, 1998, Crescent filed its answer and counterclaims to the Company's suit pending in the Nevada state court. The answer generally denied the Company's claims, and the counterclaims sought damages and declaratory relief alleging that the Company breached the Merger Agreement by canceling and failing to reschedule the stockholders meeting. The suit sought a declaratory judgment that the Company's actions with respect to the meeting, together with certain alleged misrepresentations in the Merger Agreement, relieve Crescent of its obligation under the Merger Agreement to fund up to $115 million of the Redeemable Preferred Stock. Crescent alleged that it was excused from further performance under the Merger Agreement. Crescent did not specify the amount of damages it sought. On January 11, 1999, the Company filed its reply to Crescent's counterclaims in which the Company denied the allegations of Crescent's counterclaims. Discovery is ongoing in this action.

         While the Company believes that Crescent has breached the Merger Agreement and that Crescent's allegations are without merit, as with any litigation, no assurance as to the outcome of such litigation can be made at this time. In the event that the Company is required to pay the $54 million break-up fee, that payment would have a material adverse effect on the Company's business. In addition, any litigation inherently involves significant costs of conducting the litigation.

         CLASS ACTION/DERIVATIVE ACTION

         A suit seeking status as a class action and a derivative action was filed by plaintiff, Crandon Capital Partners, as class representative, on August 7, 1998, in Clark County District Court, State of Nevada, naming the Company and its Board of Directors as defendants. The lawsuit, which was filed as a result of the failed merger between the Company and Crescent, alleges, among other things, a breach of fiduciary duty owed to the shareholders/class members. The lawsuit seeks damages allegedly suffered by the shareholders/class members as a result of the transactions with Crescent, as well as all costs and disbursements of the lawsuit. Although no assurance can be provided with respect to any litigation, the Company and the Board of Directors do not believe the suit has merit and intend to defend themselves vigorously.

         LOW WATER LEVEL AT STATION CASINO ST. CHARLES; EPA INVESTIGATION

         During December 1998 and January 1999, the water level of the Missouri River was well below normal. In addition, over time silt and debris flowing downstream have built up under the gaming barges and other ancillary barges at Station Casino St. Charles. These circumstances have caused a portion of these barges, at times, to touch the river bottom. Because these barges have touched the river bottom, the American Bureau of Shipping decertified the barges on January 8, 1999. As a result of the decertification, the Missouri Gaming Commission expressed concern regarding the effect of the low water level on the barges. However, based upon recent improvement in the water level and the Company's agreement to work with American Bureau of Shipping to re-certify all of the barges at a time when the river levels permit, the Missouri Gaming Commission has allowed the gaming facility to remain open. The Company continues to monitor the situation very carefully and believes that the facility should remain in operation. However, there can be no assurance that the Company's assessment will not change or that the relevant authorities will continue to permit the operation of the facility. A prolonged closure of the facility as a result of the low water level would have a material adverse effect on the Company's business, financial position and results of operations.

         The Company has taken steps and intends to take further steps to remedy the problems caused by the low water level. These further steps include dredging material from under the barges and constructing a sheet metal wall to divert silt and debris and keep it from building up under the barges. The Company does not expect the cost of these remedial activities to be material, although there can be no assurance that such costs will not exceed the Company's expectations. Dredging and construction activities generally require permits from the United States Army Corps of Engineers. The Company is currently in the process of applying for the required permits. There can be no assurance that the United States Army Corps of Engineers will grant such permits or that they will be granted on a timely basis. If there is a significant delay in the Company receiving the required permits and the low water level returns, the Company could be forced to close the facility. The Company's ability to receive the required permits could be adversely affected by the investigation described below.

         On February 3, 1999, the Company received a subpoena issued by the EPA requesting that documentation relating to the Company's dredging activities at the facility be furnished to the Grand Jury in the United States District Court for the Eastern District of Missouri. Several employees and persons who contracted to work for the Company received similar subpoenas. The Company believes that the EPA is investigating allegations that the Company or the Company's contractors dredged and disposed of silt and debris from the area of the facility either without proper permits or without complying with such permits. The Company is in the process of investigating the substance of the allegations and intends to cooperate fully with the EPA's investigation. The investigation could lead to further proceedings against the Company which could result in significant fines and other penalties imposed on the Company. Based on the initial results of the Company's own investigation, the Company believes that any fines or other penalties, if imposed, would not have a material adverse effect on the Company's business, financial position or results of operations.

         POULOS/AHEARN CASE

         A suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et al., as class representative, on April 26, 1994, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et al., as class representative, in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel/casino companies. The lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court for the District of Nevada. On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff, Larry Schreier, et. al, as class representative, in the United States District Court for the District of Nevada, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot machines, including the Company. Motions to dismiss the Poulos/Ahearn and Schreier cases were filed by defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996. On May 31, 1996, an Amended Complaint was filed, naming William H. Poulos, et. al, as plaintiff. Defendants filed a motion to dismiss. On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to dismiss the Amended Complaint. In December 1996, the Court consolidated the Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants' Motions to Dismiss the Amended Complaints. The plaintiffs filed a Consolidated Amended Complaint on February 13, 1997. On or about December 19, 1997, the Court issued formal opinions granting in part and denying in part the defendants' motion to dismiss. In so doing, the Court ordered plaintiffs to file an amended complaint in accordance with the Court's orders in

January of 1998. Accordingly, plaintiffs amended their complaint and filed it with the United Stated District Court for the District of Nevada in February 1998. The Company and all other defendants continue to deny the allegations contained in the amended complaint filed on behalf of plaintiffs. The plaintiffs are seeking compensatory, special, consequential, incidental, and punitive damages in unspecified amounts. The defendants have committed to vigorously defend all claims and allegations contained in the consolidated action. The parties have fully briefed the issues regarding class certification, which are currently pending before the court. The discovery stay remains in effect pending resolution of these issues. The Company does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

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

         On August 25, 1998, a hearing was held to determine whether this lawsuit could be certified as a class action. The Court conditionally certified a subclass of dealers in the table game department; the other plaintiffs may proceed individually with their claims. Discovery in all these cases has begun, but as yet no trial date has been set.

         MISSOURI REFERENDUM

         On January 16, 1997, the Company's gaming license in Kansas City was formally issued for its facility, which is located in a man-made basin filled with water piped in from the surface of the Missouri River. In reliance on numerous approvals from the Missouri Gaming Commission specific to the configuration and granted prior to the formal issuance of its gaming license, the Company built and opened the Station Casino Kansas City facility. The license issued to the Company and the resolutions related thereto specifically acknowledge that the Missouri Gaming Commission had reviewed and approved this configuration. On November 25, 1997, the Supreme Court of Missouri, in a case challenging the gaming licenses of certain competitors of Station Casino St. Charles located in Maryland Heights, Missouri, ruled that gaming may occur only in artificial spaces that are contiguous to the surface stream of the Missouri and Mississippi Rivers. On November 3, 1998, the citizens of the State of Missouri approved a Constitutional amendment which was proposed by initiative petition, that retroactively legalized lotteries, gift enterprises and games of chance aboard excursion gambling boats and floating facilities, like the Company's, that are located within artificial spaces containing water that are within 1,000 feet of the closest edge of the main channel of the Mississippi or Missouri Rivers. This amendment to the Constitution became effective on November 23, 1998. The Missouri Gaming Commission has stayed its preliminary orders of disciplinary action against licensees that operate within artificial basins, and has dismissed the preliminary orders for disciplinary action with respect to all applicable licensees except Station Casino Kansas City. The Missouri Gaming Commission has not dismissed the disciplinary proceeding against Station Casino Kansas City because it is investigating an alleged violation by Station Casino Kansas City that is related to the placement of the Company's gaming facilities in an artificial basin. While the Company anticipates that the disciplinary action with respect to Station Casino Kansas City will be dismissed, the Company cannot be sure that the Missouri Gaming Commission will take such action or that the Missouri Gaming Commission will not impose a fine or other penalty against the Company in connection with such dismissal. Numerous active organizations oppose gaming in Missouri and may in the future take action to cause gaming operations in Missouri to be restricted or prohibited.

         STEPHEN B. SMALL CASE

         A class action lawsuit was filed by plaintiff Stephen B. Small, et al., as class representative, on November 28, 1997, in the United States District Court for the Western District of Missouri, naming four gaming operators in Kansas City, Missouri, including Kansas City Station Corporation. The lawsuit alleged that the defendants are conducting gaming operations that are not located on the Missouri River in violation of certain state and federal statutes. The plaintiff also sought compensatory, special, consequential, and incidental damages in unspecified amounts. On September 1, 1998, the United States District Court granted Kansas City Station Corporation's motion to dismiss the lawsuit. On February 16, 1999, the plaintiff served the defendants with a notice of appeal of the federal court dismissal. On October 30, 1998, the plaintiff filed a similar lawsuit in the Circuit Court of Cole County, Missouri. The lawsuit alleged that the operators were conducting illegal games of chance prior to December 3, 1998, the effective date of a Constitutional amendment passed by Missouri voters on November 3, 1998, legalizing gaming facilities within 1,000 feet of the main channel of the Mississippi and Missouri Rivers. On February 9, 1999, the Cole County Circuit Court granted Kansas City Station Corporation's motion to dismiss the lawsuit. On February 19, 1999, the plaintiff served the defendants with a notice of appeal of the state court dismissal. Management believes that the plaintiff's claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

         CANFORA CASE

         In June 1997, Joseph J. Canfora, a former employee of the Company, commenced a lawsuit against the Company in the United States District Court for the Western District of Missouri asserting (1) breach of employment agreement,
(2) bad faith discharge and (3) violations of ERISA. In December 1997, the claims relating to bad faith discharge and ERISA violations were dismissed. Canfora subsequently amended his complaint and alleged breach of employment agreement and tortious interference with business expectancies. On January 18, 1999, the Company and Canfora agreed to a final settlement of the lawsuit and therefore the Company anticipates no further litigation in this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the third quarter of Transition Period 1998 (as defined in Item 6).

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock trades on New York Stock Exchange under the symbol "STN". Prior to September 5, 1996, the common stock traded on the Nasdaq Stock Market under the symbol "STCI." The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock as reported on the New York Stock Exchange.

                                                         HIGH         LOW
                                                         ----         ---
    TRANSITION PERIOD ENDING DECEMBER 31, 1998
         First Quarter                                   15.88       13.19
         Second Quarter                                  15.31        5.06
         Third Quarter                                    8.50        4.00

    FISCAL YEAR ENDING MARCH 31, 1998
         First Quarter                                    9.50        8.00
         Second Quarter                                   8.38        7.00
         Third Quarter                                   10.50        6.13
         Fourth Quarter                                  16.63        9.94

         As of March 3, 1999, there were 889 holders of record of the Company's common stock.

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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

         On November 6, 1998, the Company filed a Form 8-K announcing its change in fiscal year end from March 31 of each year to December 31 of each year. This change is effective for the nine month period ended December 31, 1998 (the "Transition Period 1998").

         The selected consolidated financial data presented below as of and for the Company's fiscal years ended March 31, 1995, 1996, 1997 and 1998 and for the Transition Period 1998 have been derived from consolidated financial statements which, except for 1995 and 1996, are contained elsewhere in this Transition Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto and other financial and statistical information included elsewhere in this Transition Report on Form 10-K.

                                                         TRANSITION
                                                           PERIOD                FOR THE YEARS ENDED MARCH 31,
                                                            1998          1998          1997         1996          1995
                                                            ----          ----          ----         ----          ----
                                                                 (amounts in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Operating revenues:
   Casino..........................................        $ 509,149     $ 600,847     $ 450,013    $ 358,495     $ 210,534
   Food and beverage...............................          104,538       131,365        92,220       73,057        43,208
   Room............................................           30,040        37,330        27,420       23,614        17,690
   Other...........................................           47,663        53,494        48,957       39,099        36,561
                                                        ------------- ------------- ------------- ------------  ------------
       Gross revenues..............................          691,390       823,036       618,610      494,265       307,993
   Promotional allowances..........................          (49,176)      (53,426)      (35,095)     (27,408)      (17,715)
                                                        ------------- ------------- ------------- ------------  ------------
      Net revenues.................................          642,214       769,610       583,515      466,857       290,278
                                                        ------------- ------------- ------------- ------------  ------------

Operating costs and expenses:
   Casino..........................................          249,353       291,102       203,857      150,805        92,812
   Food and beverage...............................           66,121        89,928        68,994       57,659        34,045
   Room............................................           11,515        13,461        10,318        9,147         7,014
   Other...........................................           19,463        24,658        23,927       24,902        27,270
   Selling, general and administrative.............          135,769       172,258       120,285       97,466        60,810
   Corporate expenses..............................           12,311        15,633        18,284       15,979        13,141
   Restructuring charge............................                -             -         2,016            -             -
   Development expenses............................                -           104         1,302        3,960         7,200
   Depreciation and amortization...................           52,975        67,414        44,589       35,039        22,220
   Impairment loss.................................           30,011             -             -            -             -
   Preopening expenses.............................                -        10,866        31,820        2,436        19,378
                                                        ------------- ------------- ------------- ------------  ------------
      Total operating costs and expenses...........          577,518       685,424       525,392      397,393       283,890
                                                        ------------- ------------- ------------- ------------  ------------

Operating income...................................           64,696        84,186        58,123       69,464         6,388

Interest expense, net..............................          (66,127)      (78,826)      (36,698)     (30,563)      (19,967)
Interest expense - defeasance, net.................             (835)            -             -            -             -
Merger and related legal costs.....................           (2,943)            -             -            -             -
Write-off of costs to elect REIT status............                -        (2,914)            -            -             -
Other income (expense).............................           (4,655)       (6,566)          (47)       1,150         2,160
                                                        ------------- ------------- ------------- ------------  ------------
Income (loss) before income taxes and
  extraordinary item...............................           (9,864)       (4,120)       21,378       40,051       (11,419)
Income tax benefit (provision).....................              871           966        (7,615)     (14,579)        3,477
                                                        ------------- ------------- ------------- ------------  ------------
Income (loss) before extraordinary item............           (8,993)       (3,154)       13,763       25,472        (7,942)
Extraordinary item - loss on early retirement of
  debt, net of applicable income tax benefit.......           (3,104)       (2,042)            -            -             -
                                                        ------------- ------------- ------------- ------------  ------------
Net income (loss)..................................          (12,097)       (5,196)       13,763       25,472        (7,942)
Preferred stock dividends..........................           (5,434)       (7,245)       (7,245)         (53)            -
                                                        ------------- ------------- ------------- ------------  ------------
Net income (loss) applicable to common stock.......        $ (17,531)    $ (12,441)      $ 6,518     $ 25,419      $ (7,942)
                                                        ------------- ------------- ------------- ------------  ------------
                                                        ------------- ------------- ------------- ------------  ------------
Basic and diluted earnings per common share:
Earnings (loss) applicable to common stock.........          $ (0.50)      $ (0.35)       $ 0.18       $ 0.75       $ (0.26)
Weighted average common shares outstanding.........           35,312        35,309        35,316       33,918        30,113


                                                         TRANSITION
                                                           PERIOD                  FOR THE YEARS ENDED MARCH 31,
                                                            1998          1998          1997         1996          1995
                                                            ----          ----          ----         ----          ----
                                                                 (amounts in thousands, except per share amounts)
OTHER DATA (1):
Number of hotel rooms.................................         2,455         2,195         1,728        1,528         1,328
Average daily occupancy rate..........................           90%           93%           96%          94%           95%
Casino square footage.................................       567,500       521,000       432,000      278,000       206,000
Number of slot machines...............................        16,451        16,237        13,008        9,555         7,020
Capital expenditures (2)..............................     $  99,460     $ 134,385     $ 506,096    $ 307,745     $ 163,884
EBITDA, As Adjusted (3)...............................       147,682       162,466       136,548      106,939        47,986
Cash flows provided by (used in):
   Operating activities...............................     $  76,692     $ 104,955     $ 111,803     $ 77,953      $ 48,494
   Investing activities...............................       (93,771)     (219,407)     (479,008)    (266,935)     (157,585)
   Financing activities...............................       228,344       122,088       294,859      286,889       109,893

BALANCE SHEET DATA:
Cash and cash equivalents (4).........................     $ 261,423     $  50,158     $  42,522    $ 114,868      $ 16,961
Total assets..........................................     1,533,931     1,300,216     1,234,118      827,314       436,538
Long-term debt (4)....................................     1,147,266       900,226       760,963      464,998       299,814
Stockholders' equity..................................       269,761       286,887       298,848      278,470        87,886


(1) Other Data relating to the number of hotel rooms, the casino square footage and the number of slot machines represent end of period data.

(2) Capital expenditures for the fiscal year ended March 31, 1995 include $52.9 million related to the development of Station Casino St. Charles and $90.7 million related to the development of Boulder Station. Capital expenditures for the fiscal year ended March 31, 1996 include $84.9 million related to the acquisition and completion of Texas Station, $25.0 million related to the parking garage and entertainment complex at Boulder Station, $62.8 million related to the development and construction of Station Casino Kansas City, $29.7 million related to the development and construction of Sunset Station and $39.4 million related to the expansion of Station Casino St. Charles including an elevated roadway, a parking structure and restaurant facilities. Capital expenditures for the fiscal year ended March 31, 1997 include $211.1 million related to the development and construction of Station Casino Kansas City, $112.8 million related to the development and construction of Sunset Station and $99.6 million related to the development and construction of an expansion of Station Casino St. Charles. Capital expenditures for the fiscal year ended March 31, 1998 include $43.5 million related to the development and construction of Sunset Station and $31.9 million associated with the development and construction of an expansion of Station Casino St. Charles. Capital expenditures for the transition period 1998 include $31.6 million related to the parking garage, restaurant, meeting space and casino expansion at Sunset Station and $39.2 million related to the parking garage, entertainment complex and casino expansion at Texas Station.

(3) "EBITDA, As Adjusted" consists of operating income plus depreciation, amortization, preopening expenses, impairment loss and a one time restructuring charge in 1997. The Company believes that in addition to cash flows and net income, EBITDA, As Adjusted is a useful financial performance measurement for assessing the operating performance of the Company. Together with net income and cash flows, EBITDA, As Adjusted provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and incur capital expenditures. To evaluate EBITDA, As Adjusted and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, preopening expenses, impairment loss, and a one time restructuring charge in 1997, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's operating performance, cannot be determined from EBITDA, As Adjusted. Further, EBITDA, As Adjusted does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or adjustments to such measures may calculate EBITDA, or such adjustments in the same manner as the Company, and therefore, the Company's measures of EBITDA, As Adjusted may not be comparable to similarly titled measures used by other gaming companies.

(4) Cash and cash equivalents as of December 31, 1998 includes $202.4 million restricted for payment of $187.6 million of long-term debt, repaid January 4, 1999, along with accrued interest and related prepayment premium.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the financial statements and notes thereto included elsewhere in this Transition Report on Form 10-K.

RESULTS OF OPERATIONS

The following table highlights the results of operations for the Company (dollars in thousands):

                                                                    Nine                     Fiscal                   Fiscal
                                                     Nine          Months       Fiscal        Year        Fiscal       Year
                                    Transition       Month          Ended       Period        Ended        Year        Ended
                                      Period        Percent     December 31,    Percent     March 31,     Percent    March 31,
                                       1998         Change          1997        Change        1998        Change       1997
                                     --------      ---------     ---------    ---------    ----------    --------     -------
                                                                 (unaudited)
NET REVENUES - TOTAL                $642,214         13.7%        $564,809      (16.6%)     $769,610       31.9%     $583,515
     Nevada Operations (a)           397,908         16.5%         341,447      (15.4%)      470,393       31.7%      357,193
     Missouri Operations (a)         219,734          8.0%         203,374      (19.7%)      273,800       38.4%      197,831
     Other                            24,572         22.9%          19,988       (3.3%)       25,417      (10.8%)      28,491

OPERATING INCOME (LOSS) - TOTAL     $ 64,696         14.5%        $ 56,502      (23.2%)     $ 84,186       44.8%     $ 58,123
     Nevada Operations (a)            83,669         39.4%          60,028       (5.2%)       88,261       21.6%       72,592
     Missouri Operations (a)          (5,056)      (179.5%)          6,358     (151.1%)        9,886      130.2%        4,295
     Other                           (13,917)       (40.8%)         (9,884)       0.3%       (13,961)      25.6%     (18,764)

CASH FLOWS FROM:
     Operating activities           $ 76,692          4.6%        $ 73,326      (26.9%)     $104,955       (6.1%)    $111,803

EBITDA, AS ADJUSTED (B) - TOTAL     $147,682         25.4%        $117,764       (9.1%)     $162,446       19.0%     $136,548
     Nevada Operations (a)           113,284         18.0%          96,029      (14.9%)      133,158       33.3%       99,905
     Missouri Operations (a)          43,163         45.6%          29,640        5.8%        40,791      (19.5%)      50,680
     Other                            (8,765)       (10.9%)         (7,905)      23.7%       (11,483)      18.2%     (14,037)

EBITDA, AS ADJUSTED (b), ADJUSTED
  FOR THE SUNSET EQUIPMENT
  LEASE - TOTAL                     $154,186         26.4%        $121,942       (8.6%)     $168,688       23.5%     $136,548
     Nevada Operations (a)           119,788         19.5%         100,207      (14.1%)      139,400       39.5%       99,905


(a) The Nevada Operations include the accounts of: Palace Station Hotel & Casino, Inc., Boulder Station, Inc., Texas Station, Inc. and Sunset Station, Inc. The Missouri Operations include the accounts of:
     St. Charles Riverfront Station, Inc. and Kansas City Station Corporation.

(b) "EBITDA, As Adjusted" consists of operating income plus depreciation, amortization, preopening expenses, impairment loss, and a one time restructuring charge in 1997. The Company believes that in addition to cash flows and net income, EBITDA, As Adjusted is a useful financial performance measurement for assessing the operating performance of the Company. Together with net income and cash flows, EBITDA, As Adjusted provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and incur capital expenditures. To evaluate EBITDA, As Adjusted and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, preopening expenses, impairment loss, and a one time restructuring charge in 1997, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's operating performance, cannot be determined from EBITDA, As Adjusted. Further, EBITDA, As Adjusted does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or adjustments to such measures may calculate EBITDA, or such adjustments in the same manner as the Company, and therefore, the Company's measure of EBITDA, As Adjusted may not be comparable to similarly titled measures used by other gaming companies.

         Consolidated net revenues, operating income, cash flows from operating activities, and EBITDA, As Adjusted for the Transition Period 1998 decreased as compared to the fiscal year ended March 31, 1998. These decreases are due to the fact that the Transition Period 1998 is nine months as compared to the fiscal year ended March 31, 1998, which is twelve months. The above table presents certain results of operations from the unaudited nine month period ended December 31, 1997 for comparison purposes.

         CONSOLIDATED NET REVENUES

         The increase in consolidated net revenues for the Transition Period 1998 as compared to the nine months ended December 31, 1997 is due to increasing revenues from the Nevada properties generally, and the fact that results from Sunset Station, which opened in June 1997, are included for only seven months in the nine months ended December 31, 1997. Also, revenues from the Station Casino Kansas City facility continue to steadily improve. Net revenues at Station Casino St. Charles declined 5% as a result of significant competition in the St. Louis market.

         The increase in consolidated net revenues for the fiscal year ended March 31, 1998 as compared to the fiscal year ended March 31, 1997 is due primarily to the opening of Sunset Station in June 1997, as well as continued improvement in results at Texas Station. Also positively impacting consolidated net revenues for the fiscal year ended March 31, 1998 is a full year of operations at Station Casino Kansas City, which opened in January 1997. Offsetting these increases, net revenues at Boulder Station declined approximately 2.8% due primarily to the opening of Sunset Station. Additionally, net revenues at Station Casino St. Charles declined 23.5% due to increasing competition in the St. Louis market with the opening of a new hotel/casino in Maryland Heights in March 1997.

         OPERATING INCOME/OPERATING MARGIN

         The Company's operating income was impacted by certain charges in each of the above periods that affect the ability to analyze year to year comparisons. The following table identifies these charges (dollars in thousands):

                                                                                     Fiscal             Nine           Fiscal
                                                                                      Year             Months           Year
                                                                  Transition          Ended             Ended           Ended
                                                                    Period          March 31,       December 31,      March 31,
                                                                     1998             1998              1997            1997
                                                                  ----------       -----------      -----------      -----------
                                                                                                    (unaudited)
         Operating income...................................       $64,696           $84,186         $56,502           $58,123
             OPERATING MARGIN...............................         10.1%             10.9%           10.0%             10.0%

         Certain charges:
              Impairment loss...............................        30,011             ----            ----              ----
              Preopening expenses...........................         ----             10,866          10,866            31,820
              Restructuring charge..........................         ----              ----            ----              2,016

         Operating income, excluding certain charges........        94,707            95,052          67,368            91,959
              OPERATING MARGIN, EXCLUDING CERTAIN CHARGES...         14.7%             12.4%           11.9%             15.8%

         Operating margin, excluding certain charges, improved in the Transition Period 1998 as compared to the fiscal year ended March 31, 1998 primarily as a result of significantly improved operations at Station Casino Kansas City. Operating income, excluding certain charges at Station Casino Kansas City, improved by $17.8 million in the Transition Period 1998 as compared to the nine months ended December 31, 1997. The only casino property experiencing a decline in operating income, excluding certain charges, was Station Casino St. Charles, which experienced a $4.4 million decline due to the increased competition discussed above.

         Operating margin, excluding certain charges, declined in the fiscal year ended March 31, 1998 as compared to the fiscal year ended March 31, 1997, primarily due to a $23.7 million decline in operating income at Station Casino St. Charles. This decline was offset by increases in operating income, excluding certain charges, due to the opening of Sunset Station in June 1997, operating improvements at Texas Station, and reduced corporate expense.

         The following table highlights the various sources of revenues and expenses for the Company as compared to prior periods (dollars in thousands):

                                                                    Nine                     Fiscal                   Fiscal
                                                     Nine          Months       Fiscal        Year        Fiscal       Year
                                    Transition       Month          Ended       Period        Ended        Year        Ended
                                      Period        Percent     December 31,    Percent     March 31,     Percent    March 31,
                                       1998         Change          1997        Change        1998        Change       1997
                                     --------       ------       ---------    --------     ----------    --------     -------
                                                                 (unaudited)
Casino revenues                     $509,149         16.5%        $436,872     (15.3%)      $600,847       33.5%     $450,013
Casino expenses                      249,353         17.9%         211,502     (14.3%)       291,102       42.8%      203,857
     MARGIN                            51.0%                        51.6%                      51.6%                   54.7%

Food and beverage revenues          $104,538          6.8%        $ 97,859     (20.4%)      $131,365       42.4%     $ 92,220
Food and beverage expenses            66,121         (2.2%)         67,626     (26.5%)        89,928       30.3%       68,994
     MARGIN                            36.7%                        30.9%                      31.5%                   25.2%

Room revenues                       $ 30,040          8.5%        $ 27,692     (19.5%)      $ 37,330       36.1%     $ 27,420
Room expenses                         11,515         15.1%          10,001     (14.5%)        13,461       30.5%       10,318
     MARGIN                            61.7%                        63.9%                      63.9%                   62.4%

Other revenues                      $ 47,663         15.6%        $ 41,233     (10.9%)      $ 53,494        9.3%     $ 48,957

Selling, general and administrative $135,769                      $127,419                  $172,258                 $120,285
     PERCENT OF NET REVENUES           21.1%                        22.6%                      22.4%                   20.6%

Corporate expenses                  $ 12,311                      $ 11,168                  $ 15,633                 $ 18,284
     PERCENT OF NET REVENUES            1.9%                         2.0%                      2.0%                    3.1%


         CASINO. Casino revenues increased for the Transition Period 1998 as compared to the nine months ended December 31, 1997 and for the fiscal year ended March 31, 1998 as compared to the fiscal year ended March 31, 1997 as a result of the same factors affecting consolidated net revenues discussed above.

         Casino profit margin for the Transition Period 1998 remained relatively consistent with results for the fiscal year ended March 31, 1998. Casino profit margins declined to 51.6% for the fiscal year ended March 31, 1998 from 54.7% for the fiscal year ended March 31, 1997. This decline was a result of the negative impact of competition on the St. Louis market as described above. Also negatively impacting casino margins was the addition of Station Casino Kansas City for a full year in the fiscal year ended March 31, 1998. Casino profit margin at Station Casino Kansas City is lower than the Company's overall casino profit margin due primarily to significantly higher gaming tax rates in Missouri as compared to Nevada.

         FOOD AND BEVERAGE. Food and beverage revenues for the Transition Period 1998 increased 6.8% over food and beverage revenues for the nine months ended December 31, 1997. The primary reason for this increase is the fact that results from Sunset Station, which opened in June 1997, are included for only seven months in the nine months ended December 31, 1997.The increase in food and beverage revenues is less than the overall increase in revenues. This is primarily due to a decline in food and beverage revenues at Station Casino Kansas City. In the prior year's period, the Company was very aggressive in promoting Station Casino Kansas City's food operations.

         Food and beverage revenues for the fiscal year ended March 31, 1998 increased 42.4% over the prior fiscal year due primarily to the opening of Sunset Station and a full year of operations at Station Casino Kansas City.

         Food and beverage net profit margins improved to 36.7% for the Transition Period 1998, from 31.5% in the prior year. This increase in margin is due to improvement at the Company's Nevada Operations, primarily as a result of continued focus on cost control, as well as selected menu price increases.

         ROOM. Room revenues for the Transition Period 1998 increased 8.5% over room revenues for the nine months ended December 31, 1997. The primary reason for this increase is the fact that results from Sunset Station, which opened in June 1997, are included for only seven months in the nine months ended December 31, 1997. Additionally, the Company opened the Wild Wild West Gambling Hall & Hotel in July 1998, which contributed $1.1 million of room revenues in the Transition Period 1998. Offsetting these increases was a decline in room revenues at Palace Station and Boulder Station. These declines were primarily a result of a lower average daily room rate. Room rates in Las Vegas are expected to be under continued pressure for the foreseeable future due to the addition of 9,062 new rooms in Las Vegas during calendar 1999, an 8.3% increase in overall capacity.

         Room revenues for the fiscal year ended March 31, 1998 increased 36.1% over the prior fiscal year due primarily to the opening of Sunset Station and a full year of operations at Station Casino Kansas City.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). As a percent of net revenues, SG&A decreased to 21.1% in the Transition Period 1998, as compared to 22.4% for the fiscal year ended March 31, 1998. This decrease is due primarily to the fine tuning of operations at Sunset Station and Station Casino Kansas City. In the Company's experience when a new property opens, SG&A as a percent of net revenues is higher than normal for a period of time. The increase in SG&A as a percent of net revenues for the year ended March 31, 1998 as compared to the prior fiscal year is due to these two properties opening during the year ended March 31, 1998.

         CORPORATE EXPENSES. Corporate expenses as a percent of net revenues for the Transition Period 1998 were relatively consistent with the fiscal year ended March 31, 1998. Corporate expenses as a percent of net revenues declined to 2.0% in the fiscal year ended March 31, 1998 as compared to 3.1% for the fiscal year ended March 31, 1997. This reduction was the result of management's efforts to lower corporate expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.6 million in the Transition Period 1998 to $53.0 million as compared to $50.4 million in the nine months ended December 31, 1997. This increase is due to the results of Sunset Station being included for only seven months in the nine months ended December 31, 1997. Depreciation and amortization is expected to increase during calendar 1999 as a result of the completion of expansion projects at Sunset Station and Texas Station.

         Depreciation and amortization increased to $67.4 million for the fiscal year ended March 31, 1998, from $44.6 million in the prior year. This increase is due primarily to the opening of Sunset Station and a full year of operations at Station Casino Kansas City as discussed previously.

         IMPAIRMENT LOSS. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an impairment loss of $30.0 million to adjust the carrying value of its fixed assets and land held for development to their estimated fair value in 1998. The impairment loss principally involves assets at the Station Casino St. Charles facility, including a riverboat formerly used in the Missouri operations, capitalized project costs associated with various parcels of land determined to have no value, and several parcels of land within close proximity to the St. Charles, Missouri site that were being held for future development. The fair value of the impaired assets was primarily determined through the current market interest in riverboats and barges, and on the current comparable sales prices on parcels of land in the St. Charles area. The total amount of the impairment loss related to this category of assets was approximately $23.4 million. In addition to the assets described above, the most significant portion of the remaining impairment loss relates to several parcels of land in Nevada and Texas that the Company had acquired in the past for either defensive or expansion purposes. The value of these parcels was determined based on current sales prices for comparable parcels of land on the market. The following two circumstances led to the Company's decision to write-down these assets to their fair market value: (1) the passage, in Nevada, of legislation which places significantly higher requirements on land to be zoned for gaming purposes, and (2) the termination of the Plan of Merger with Crescent Real Estate Equities Company (see "Legal Proceedings -- Crescent Case").

         Included in other assets, net on the accompanying consolidated balance sheet as of December 31, 1998, is $6.7 million related to these assets held for sale. The Company is actively attempting to dispose of these non-strategic assets and expects to complete the sale of certain of these assets in the first half of calendar year 1999.

         PREOPENING EXPENSES. The Company capitalized preopening expenses associated with its construction projects, including Sunset Station, which opened in June 1997, and Station Casino Kansas City, which opened in January 1997. Such amounts were expensed upon the opening of the related project. During the fiscal years ended March 31, 1998 and 1997, the Company expensed preopening expenses of $10.9 million and $31.8 million, respectively, related primarily to these projects.

         INTEREST EXPENSE, NET. Interest costs incurred (expensed and capitalized) for the Transition Period 1998 of $67.6 million remained relatively consistent with interest costs incurred for the nine months ended December 31, 1997 of $68.9 million.

         Interest costs incurred (expensed and capitalized) increased 56.8% to $92.3 million for the fiscal year ended March 31, 1998, as compared with the prior fiscal year. This increase is primarily attributable to added interest costs associated with the 9 3/4% senior subordinated notes issued by the Company in April 1997, borrowings under the Sunset Station loan agreement and borrowings under the reducing revolving credit facility. Effective January 1, 1998, the Company had ceased capitalizing interest on the expansion project at Station Casino St. Charles.

         During the first quarter of calendar year 1999, the Company will record an extraordinary charge of $10.3 million (net of applicable tax benefit) to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the 9 5/8% senior subordinated notes, which were repaid on January 4, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the Transition Period 1998, the Company generated cash flows from operating activities of $76.7 million. Other sources of capital included net proceeds of $196.1 million from the issuance of $199.9 million of 8 7/8% senior subordinated notes due December 2008, which were used on January 4, 1999 to redeem all of the Company's $193 million 9 5/8% senior subordinated notes due 2003, and to pay a portion of the premium related to the redemption of such securities. Additionally, in November 1998, the Company entered into the Second Amended and Restated Secured Reducing Revolving and Term Loan Agreement (the "Amended Bank Facility") (See "Description of Certain Indebtedness and Capital Stock - Amended Bank Facility"), which provides for borrowings of up to $425 million. Proceeds from borrowings under the Amended Bank Facility were used to repay $278.0 million of borrowings under the Company's previous bank facility and to repay $80.0 million borrowed under a supplemental revolving credit facility. At December 31, 1998, the Company had available borrowings under the Amended Bank Facility of $46.0 million, subject to certain covenant restrictions, and $261.4 million of cash and cash equivalents. Of the $261.4 million of cash and cash equivalents, $202.4 million was restricted to defease the 9 5/8% senior subordinated notes on January 4, 1999.

         During the Transition Period 1998, total capital expenditures were approximately $99.5 million, of which approximately (i) $31.6 million was associated with the development and construction of the expansion project at Sunset Station, (ii) $39.2 million was associated with the development and construction of the expansion project at Texas Station, (iii) $15.9 million was for maintenance capital expenditures, (iv) $3.0 million was associated with the development and construction of the Wild Wild West Gambling Hall & Hotel, (v) $2.8 million was associated with the reconstruction of Palace Station's casino area due to flood damage, and (vi) $7.0 million was associated with various other projects.

         The Company's primary capital requirements during fiscal year 1999 are expected to include (i) the payment of construction contracts payable of approximately $10.4 million as of December 31, 1998, (ii) the remaining cost of the expansion project at Texas Station, estimated to be approximately $15.8 million, (iii) maintenance capital expenditures, (iv) principal and interest payments on indebtedness, and (v) dividend payments on convertible preferred stock.

         The Company believes that cash flows from operations, borrowings under the Amended Bank Facility, vendor and lease financing of equipment, and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during fiscal year 1999. The Company, however, continually is evaluating its financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to the Company, the Company may amend its financing plans assuming such financing would be permitted under its existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," both of which became effective in the Transition Period 1998. These SFAS's had no impact on the Company's results of operations or financial position.

         The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities". The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and require that the costs associated with start-up activities (including preopening costs of casinos) be expensed as incurred.

YEAR 2000 READINESS

         BACKGROUND

         In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, information technology ("IT") such as date-sensitive computer software as well as non-IT systems, such as equipment containing microcontrollers or other embedded technology may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

         RISK FACTORS

         Date-sensitive IT and non-IT systems and equipment are utilized throughout the Company's properties. As such, the Company is exposed to the risk that Year 2000 problems could disrupt operations at the Company's affected properties and have a material adverse impact upon the Company's operating results.

         The Company is also exposed to the risk of possible failure of IT and non-IT systems external to the Company's operations. These External Risk Factors arise from the fact that the Company's operations, like most businesses, depend upon numerous other private, public, and governmental entities. While these External Risk Factors are not the Company's responsibility and the remediation of these factors is beyond the Company's control, the Company is attempting to monitor these risks and form such contingency plans as the Company deems necessary. As a result of these External Risk Factors, the Company may be materially and adversely impacted even if the Company's own IT and non-IT systems and equipment are Year 2000 compliant. The most significant of these External Risk Factors are as follows:

- One or more of the Company's suppliers could experience Year 2000 problems that impact the ability of the suppliers to provide goods and services required in the operation of the Company's properties. The Company believes that the impact of such a potential disruption would be limited due to the availability of alternative suppliers, but the Company cannot be sure that such a disruption would not have an adverse impact on the Company's operations.

- One or more of the Company's utility providers (including electric, natural gas, water, sewer, garbage collection and similar services) could experience Year 2000 problems that impact the ability of the utility to provide the service. Furthermore, the Company could be adversely impacted if disruption of utility services occurred in any of the Company's key customer markets, as this could impact the customary flow of visitors from the affected market.

- Airline service to and from the principal markets in which the Company operates could experience disruption due to Year 2000 problems, thus limiting the ability of potential customers to visit the Company's properties.

- A significant portion of the Company's customers in the Las Vegas locals' market are either directly employed by or dependent upon the major hotels/casinos operating on the Las Vegas strip. The Company could be significantly impacted if a long-term disruption of business of the Las Vegas strip operations resulted from Year 2000 problems.

- The possible disruption of banking services due to Year 2000 problems could impair the Company's daily banking operations including the deposit of monies and processing of checks. Furthermore, customer's credit card processing and access to cash via automated teller machines could also be disrupted.

         The Company is not in the position to determine whether the External Risk Factors will have a material adverse impact on the Company's operating results. While the Company is in the initial stages of developing contingency plans with respect to identified risk factors, the nature of many External Risk Factors is such that the Company does not believe a viable alternative would be available. For example, should airline service be disrupted, there are no equivalent alternatives available. Consequently, the occurrence of any of the previously listed disruptions could, depending upon the severity and duration of the disruption, have a material adverse impact on the Company's operating results.

         APPROACH

         The Company has established a task force to coordinate the Company's response to the Year 2000. This task force, which reports to the Company's Chief Financial Officer, is led by the Vice President of Information Technology. The Company also engaged an outside consultant which assisted the Company in establishing an approach to dealing with the Year 2000 issue, and the Company is in the process of implementing a Year 2000 compliance program at the Company's properties. The program consists of the following phases:

- Phase 1. Compilation of an inventory of IT and non-IT systems that may be sensitive to the Year 2000 problem.

- Phase 2. Identification and prioritization of the critical systems from the systems inventory compiled in Phase 1 and inquiries of third parties with whom the Company does significant business (i.e. vendors and suppliers) as to the state of their Year 2000 readiness.

- Phase 3. Analysis of critical systems to determine which systems are not Year 2000 compliant and evaluation of the costs to repair or replace those systems.

- Phase 4. Repair or replace noncompliant systems and testing of those systems for which a representation as to Year 2000 compliance has not been received or for which a representation was received but has not been confirmed.

         STATUS

         Phases 1 and 2 are substantially complete, though the Company has not received all responses to inquiries of significant third parties as to their Year 2000 readiness. Phases 3 and 4 are ongoing and will continue through the first half of the calendar 1999. It is the Company's goal to have this project completed by mid-1999. Based upon the analysis conducted to date, the Company believes all of the major critical systems at the Company's properties are currently compliant or will be compliant by mid-1999. The only significant aspect of the Company's Year 2000 compliance which has been identified to date is the need to replace older computers and software packages whose systems are not Year 2000 compatible.

         COSTS

         The total cost to the Company of making the Company's systems Year 2000 compliant is currently estimated to be in the range of $1 million to $2 million. Of that amount the Company has incurred approximately $600,000 as of December 31, 1998. The Company is, however, still in the process of identifying non-compliant systems and the cost of replacing or repairing such systems, so the actual cost of making the Company's systems Year 2000 compliant may be materially greater than the amount the Company currently estimates. The majority of this cost relates to the acquisition of new computer hardware to replace the systems noted above and the purchase of new software to replace non-compliant software. These costs will be capitalized and depreciated over their expected useful life. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of the Company's Year 2000 project, are being expensed as incurred and are likewise included in the cost estimated above.

REGULATION AND TAXES

         The Company is subject to extensive regulation by the Nevada and Missouri gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which it may conduct gaming activities in the future. Changes in applicable laws or regulations could have a significant impact on the Company's operations. Pursuant to legislation enacted in 1996, a federal commission is in the process of conducting a two-year study of the gaming industry in the United States and will report its findings and recommendations to Congress.

         The gaming industry represents a significant source of tax revenues, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. Proposals in recent years that have not been enacted included a federal gaming tax and increases in state or local taxes.

         Management believes that the Company's recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on the Company's operating results.

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

         AMENDED BANK FACILITY

         In November 1998, the Company secured a $425.0 million bank credit facility which amended the Company's existing reducing revolving credit facility and repaid a supplemental facility which had been obtained in September 1998. The Amended Bank Facility consists of three secured tranches. Two revolving tranches constitute a reducing revolving credit facility (the "Revolving Facility") which provides for borrowings up to an aggregate principal amount of $350.0 million and the third tranche constitutes a $75.0 million term loan (the "Term Loan"). The Revolving Facility includes a swing line facility with a sub-limit on borrowing of $15.0 million. The borrowers under the Amended Bank Facility are Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino Kansas City and Station Casino St. Charles (collectively, the "Borrowers"). The Amended Bank Facility is secured by substantially all of the assets of the Borrowers. The Company, Southwest Gaming Services, Inc. and certain other subsidiaries guarantee the borrowings under the Amended Bank Facility (collectively the "Guarantors"). The maturity date for the Revolving Facility is September 30, 2003. The availability under the Revolving Facility will reduce by $7.0 million on September 30, 1999; by $12.25 million on each of December 31, 1999, March 31, 2000 and June 30, 2000; by $14.0 million on September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001; and by $17.5 million on each fiscal quarter end thereafter. The Term Loan matures on December 31, 2005 and amortizes in installments of $187,500 on each fiscal quarter end from March 31, 2000 until and including December 31, 2004 and of $17.8 million on each fiscal quarter end thereafter. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Amended Bank Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of average quarterly adjusted funded debt to net income before interest, taxes, depreciation and amortization adjusted for non-recurring gains and losses and preopening expenses, if any ("Adjusted EBITDA"). As of December 31, 1998, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.25%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for Alternate Base Rate borrowings is 1.50%. The maximum fee for the unfunded portion of the Revolving Facility is 0.50% multiplied by the average of the unfunded portion of the Revolving Facility. The interest rate on the Term Loan is 3.25% above the Eurodollar Rate. The Company recognized an extraordinary loss of $3.1 million net of the applicable income tax benefit, as a result of the early retirement of debt, as described above.

         The Amended Bank Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.40 to 1.00 until and including March 31, 1999 and for each quarter thereafter, 1.50 to 1.00, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of December 31, 1998, the Borrowers combined funded debt to Adjusted EBITDA ratio was 2.13 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended December 31, 1998 was 1.86 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station ($10 million plus 95% of net income determined as of the end of each fiscal quarter with no reduction for net losses) and certain restrictions on distributions of cash from Palace Station to the Company. As of December 31, 1998, Palace Station's tangible net worth exceeded the requirement by approximately $8.5 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

         In addition, the Amended Bank Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant of $265.0 million (adjusted upward for 95% of cumulative net income (without deduction for any net loss) and 100% of capital stock issuances and downward for certain capital stock repurchases, preferred stock dividends, or certain permissible asset dispositions, required write down of assets and preopening expense, if any) and a consolidated funded debt to Adjusted EBITDA ratio of no more than 5.50 to 1.00 on December 31, 1998 and reducing quarterly to 4.00 to
1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Amended Bank Facility also prohibits the Company from holding cash and cash equivalents in excess of the sum of the amounts necessary to make the next scheduled interest or dividend payments on the Company's senior subordinated notes and preferred stock, the amounts necessary to fund casino bankroll in the ordinary course of business, any amount required to be held by the Company or any restricted subsidiary by any gaming boards, and $2.0 million. The Company has pledged the stock of all of its subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval (which is expected to be obtained). The Company and the Guarantors waive certain defenses and rights including rights of subrogation and reimbursement. The Amended Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and a change of control default (which definition is substantially similar to the definition of Change of Control Triggering Event in the indentures governing the senior subordinated notes).

         SENIOR SUBORDINATED NOTES

         The Company has $729.4 million, net of unamortized discount of $11.5 million, of senior subordinated notes outstanding as of December 31, 1998, $187.6 million of these notes bear interest, payable semi-annually, at a rate of 9 5/8% per year (repaid January 4, 1999), $197.0 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year, $144.9 million of these notes bear interest, payable semi-annually, at a rate of 9 3/4% per year and $199.9 million of these notes bear interest, payable semi-annually, at a rate of 8 7/8% per year (collectively the "Existing
Notes"). The indentures governing the Existing Notes (the "Existing
Indentures") contain certain customary financial and other covenants which prohibit the Company and its subsidiaries from incurring indebtedness
(including capital leases) other than (a) non-recourse debt for certain specified subsidiaries, (b) certain equipment financings, (c) the Existing Notes, (d) up to $15 million of additional indebtedness, (e) additional indebtedness if, after giving effect thereto, a 2.00 to 1.00 pro forma Consolidated Coverage Ratio (as defined) has been met, (f) Permitted
Refinancing Indebtedness (as defined), (g) borrowings of up to $72 million under the Amended Bank Facility (contained in the indentures governing the 9 5/8% Notes - repaid January 4, 1999) and borrowings under the Amended Bank Facility not to exceed the greater of $200 million or 1.5 times Operating
Cash Flow (as defined) for the four most recent quarters (contained in the indentures governing the 8 7/8%, 9 3/4% and 10 1/8% Senior Subordinated Notes) and (h) certain other indebtedness. At December 31, 1998, the Company's Consolidated Coverage Ratio was 1.98 to 1.00. In addition, the Existing Indentures prohibit the Company from paying dividends on any of its capital stock unless at the time of and after giving effect to such dividends, among other things, the aggregate amount of all Restricted Payments and Restricted Investments (as defined in the Existing Indentures, and which include any dividends on any capital stock of the Company) do not exceed the sum of (i)
50% of Cumulative Consolidated Net Income (as defined) of the Company (less
100% of any consolidated net losses), (ii) certain net proceeds from the sale of equity securities of the Company, and (iii) $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Existing Indentures may significantly affect the Company's ability to pay dividends on its capital stock. The Existing Indentures also give the holders of the Existing Notes the right to require the Company to purchase the Existing Notes at 101% of the principal amount of the Existing Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Existing Indentures) of the Company.

         SUNSET OPERATING LEASE

         The Company has entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of $40.0 million, dated as of September 25, 1996 (the "Sunset Operating Lease") between the Company and First Security Trust Company of Nevada. The Sunset Operating Lease expires in October 2000 and carries a lease rate of 2.25% above the Eurodollar Rate. A total of $35.7 million of the Sunset Operating Lease has been drawn and no further draws pursuant to the lease will be made. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with financial terms substantially similar to the Sunset Operating Lease. The Company currently incurs approximately $2.1 million of rent expense per quarter related to this lease. The Company has an option to purchase the equipment for $30.5 million at December 31, 1998. This amount reduces throughout the term of the lease to $21.4 million at October 2000.

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

         COMMON STOCK

         The Company is authorized to issue up to 90,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 35,312,192 shares of which were issued and outstanding as of December 31, 1998. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

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

         PREFERRED STOCK

         The Company is authorized to issue up to 5,000,000 shares of its preferred stock, $0.01 par value per share (the "Preferred Stock"). As of December 31, 1998, 2,070,000 shares of $3.50 Convertible Preferred Stock (the "Convertible Preferred Stock") have been issued and are outstanding. The Board of Directors, without further action by the holders of Common Stock or the Convertible Preferred Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock or the Convertible Preferred Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

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

         REDEEMABLE PREFERRED STOCK

         The Company has authorized the issuance of an aggregate of 115,000 shares of redeemable preferred stock to Crescent pursuant to the terms of the Merger Agreement. The Company and Crescent are currently in litigation with respect to the Merger Agreement, including the purchase of the redeemable preferred stock. (See "Legal Proceedings - Crescent Case").

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed-rate borrowings and short-term borrowings under the Amended Bank Facility. Borrowings under the Amended Bank Facility bear interest, at the Company's option, at the prime rate or at a specified premium over the one-, two-, three-, or six-month London Interbank Offered Rate ("LIBOR"). However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The Amended Bank Facility matures in September 2003.

         The following table provides information about the Company's long-term debt at December 31, 1998 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands):

                                                                 Maturity                    Face        Carrying      Estimated
                                                                   Date                     Amount         Value      Fair Value
                                                     ----------------------------------------------------------------------------
Amended Bank Facility at a weighted average
interest rate of approximately 7.56%...............  Various to December 2005               379,000        379,000       379,000
8 7/8% senior subordinated notes...................  December 2008                          199,900        199,900       198,821
9 3/4% senior subordinated notes...................  April 2007                             150,000        144,914       153,450
10 1/8% senior subordinated notes..................  March 2006                             198,000        196,981       206,316
9 5/8% senior subordinated notes...................  June 2003, defeased January 1999       193,000        187,635       197,825
Other notes, interest ranging from 7.25% to 11.25%   Various to June 2007                    38,836         38,836        38,836
                                                                                        -----------------------------------------
                                                                                          1,158,736      1,147,266     1,174,248
                                                                                        -----------------------------------------
                                                                                        -----------------------------------------

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Public Accountants.................................   39
Consolidated Balance Sheets..............................................   40
Consolidated Statements of Operations....................................   41
Consolidated Statements of Stockholders' Equity..........................   42
Consolidated Statements of Cash Flows....................................   43
Notes to Consolidated Financial Statements...............................   44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Station Casinos, Inc.:

         We have audited the accompanying consolidated balance sheets of Station Casinos, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1998 and March 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months ended December 31, 1998 and for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Casinos, Inc. and subsidiaries as of December 31, 1998 and March 31, 1998, and the results of their operations and their cash flows for the nine months ended December 31, 1998 and for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP

Las Vegas, Nevada
January 21, 1999 (except for Note 6,
            as to which the date is
            February 3, 1999)

                              STATION CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      DECEMBER 31,     MARCH 31,
                                                                                         1998            1998
                                                                                         ----            ----
                                                                                     (SEE NOTE 1)
                                               ASSETS
Current assets:
      Cash and cash equivalents ................................................     $    59,040      $    50,158
      Cash - restricted for payment of long-term debt - defeased January 4, 1999         202,383             --
      Accounts and notes receivable, net .......................................          18,372           12,288
      Inventories ..............................................................           5,466            4,209
      Prepaid gaming taxes .....................................................           8,908            6,763
      Prepaid expenses and other ...............................................          11,767           14,073
                                                                                     -----------      -----------
          Total current assets .................................................         305,936           87,491

Property and equipment, net ....................................................       1,147,890        1,132,719
Land held for development ......................................................          17,009           24,268
Other assets, net ..............................................................          63,096           55,738
                                                                                     -----------      -----------
          Total assets .........................................................     $ 1,533,931      $ 1,300,216
                                                                                     -----------      -----------
                                                                                     -----------      -----------

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt ........................................     $    13,323      $    97,931
      Accounts payable .........................................................          18,636           16,498
      Accrued payroll and related ..............................................          25,081           21,896
      Construction contracts payable ...........................................          10,399           10,534
      Accrued interest payable .................................................          15,306           16,776
      Accrued expenses and other current liabilities ...........................          42,110           33,874
                                                                                     -----------      -----------
          Total current liabilities ............................................         124,855          197,509

Long-term debt, less current portion ...........................................         946,308          615,244
9 5/8% Senior subordinated notes - defeased January 4, 1999 ....................         187,635          187,051
Deferred income taxes, net .....................................................           5,372           13,525
                                                                                     -----------      -----------
          Total liabilities ....................................................       1,264,170        1,013,329
                                                                                     -----------      -----------

Commitments and contingencies (Note 6)

Stockholders' equity:
      Preferred stock, par value $.01; authorized 5,000,000 shares;
         2,070,000 convertible preferred shares issued and outstanding .........         103,500          103,500
      Common stock, par value $.01; authorized 90,000,000 shares;
         35,312,192 and 35,310,623 shares issued and outstanding ...............             353              353
      Additional paid-in capital ...............................................         167,216          167,180
      Deferred compensation - restricted stock .................................            (159)            (528)
      Retained earnings (accumulated deficit) ..................................          (1,149)          16,382
                                                                                     -----------      -----------
          Total stockholders' equity ...........................................         269,761          286,887
                                                                                     -----------      -----------
          Total liabilities and stockholders' equity ...........................     $ 1,533,931      $ 1,300,216
                                                                                     -----------      -----------
                                                                                     -----------      -----------


  The accompanying notes are an integral part of these consolidated statements.

                              STATION CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            FOR THE YEARS ENDED
                                                                                            -------------------
                                                                 FOR THE NINE                     MARCH 31,
                                                                 MONTHS ENDED                     ---------
                                                               DECEMBER 31, 1998           1998                1997
                                                               -----------------           ----                ----
                                                                 (SEE NOTE 1)
Operating revenues:
      Casino .............................................        $    509,149         $    600,847         $    450,013
      Food and beverage ..................................             104,538              131,365               92,220
      Room ...............................................              30,040               37,330               27,420
      Other ..............................................              47,663               53,494               48,957
                                                                  ------------         ------------         ------------
           Gross revenues ................................             691,390              823,036              618,610
      Promotional allowances .............................             (49,176)             (53,426)             (35,095)
                                                                  ------------         ------------         ------------
           Net revenues ..................................             642,214              769,610              583,515
                                                                  ------------         ------------         ------------

Operating costs and expenses:
      Casino .............................................             249,353              291,102              203,857
      Food and beverage ..................................              66,121               89,928               68,994
      Room ...............................................              11,515               13,461               10,318
      Other ..............................................              19,463               24,658               23,927
      Selling, general and administrative ................             135,769              172,258              120,285
      Corporate expense ..................................              12,311               15,633               18,284
      Restructuring charge ...............................                --                   --                  2,016
      Development expenses ...............................                --                    104                1,302
      Depreciation and amortization ......................              52,975               67,414               44,589
      Impairment loss ....................................              30,011                 --                   --
      Preopening expenses ................................                --                 10,866               31,820
                                                                  ------------         ------------         ------------
                                                                       577,518              685,424              525,392
                                                                  ------------         ------------         ------------

Operating income .........................................              64,696               84,186               58,123
                                                                  ------------         ------------         ------------

Other income (expense):
      Interest expense, net ..............................             (66,127)             (78,826)             (36,698)
      Interest expense - defeasance, net .................                (835)                --                   --
      Merger and related legal costs .....................              (2,943)                --                   --
      Write-off of costs to elect REIT status ............                --                 (2,914)                --
      Other ..............................................              (4,655)              (6,566)                 (47)
                                                                  ------------         ------------         ------------
                                                                       (74,560)             (88,306)             (36,745)
                                                                  ------------         ------------         ------------
Income (loss) before income taxes and
      extraordinary item .................................              (9,864)              (4,120)              21,378
Income tax (provision) benefit ...........................                 871                  966               (7,615)
                                                                  ------------         ------------         ------------
Income (loss) before extraordinary item ..................              (8,993)              (3,154)              13,763

Extraordinary item - loss on early retirement of debt, net
   of applicable income tax benefit ......................              (3,104)              (2,042)                --
                                                                  ------------         ------------         ------------
Net income (loss) ........................................             (12,097)              (5,196)              13,763
Preferred stock dividends ................................              (5,434)              (7,245)              (7,245)
                                                                  ------------         ------------         ------------
Net income (loss) applicable to common stock .............        $    (17,531)        $    (12,441)        $      6,518
                                                                  ------------         ------------         ------------
                                                                  ------------         ------------         ------------
Weighted average common shares outstanding ...............          35,311,715           35,309,189           35,316,077
                                                                  ------------         ------------         ------------
                                                                  ------------         ------------         ------------

Basic and diluted earnings (loss) per common share:
   Earnings (loss) applicable to common stock, before
      extraordinary item..................................        $      (0.41)        $      (0.29)        $       0.18
   Extraordinary item ....................................        $      (0.09)        $      (0.06)        $       --
   Earnings (loss) applicable to common stock ............        $      (0.50)        $      (0.35)        $       0.18

The accompanying notes are an integral part of these consolidated statements.

                              STATION CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                                  DEFERRED         RETAINED
                                                                ADDITIONAL      COMPENSATION -     EARNINGS           TOTAL
                                      PREFERRED       COMMON    PAID - IN        RESTRICTED      (ACCUMULATED     STOCKHOLDERS'
                                        STOCK         STOCK      CAPITAL           STOCK            DEFICIT)         EQUITY
                                        -----         -----      -------           -----            --------         ------
Balances, March 31,1996 ....        $  90,000      $     353    $ 167,623         $  (1,811)        $  22,305         $ 278,470
Issuance of preferred
    stock (Note 7) .........           13,500           --           (405)             --                --              13,095
Exercise of stock options ..             --             --            179              --                --                 179
Amortization of deferred
  compensation .............             --             --           --                 586              --                 586
Preferred stock dividends ..             --             --           --                --              (7,245)           (7,245)
Net income .................             --             --           --                --              13,763            13,763
                                    ---------      ---------    ---------         ---------         ---------         ---------
Balances, March 31,1997 ....          103,500            353      167,397            (1,225)           28,823           298,848
Exercise of stock options ..             --             --             26              --                --                  26
Cancellation of restricted
  stock ....................             --             --           (243)              243              --                --
Amortization of deferred
  compensation .............             --             --           --                 454              --                 454
Preferred stock dividends ..             --             --           --                --              (7,245)           (7,245)
Net loss ...................             --             --           --                --              (5,196)           (5,196)
                                    ---------      ---------    ---------         ---------         ---------         ---------
Balances, March 31, 1998 ...          103,500            353      167,180              (528)           16,382           286,887
Exercise of stock options ..             --             --             36              --                --                  36
Amortization of deferred
  compensation .............             --             --           --                 369              --                 369
Preferred stock dividends ..             --             --           --                --              (5,434)           (5,434)
Net loss ...................             --             --           --                --             (12,097)          (12,097)
                                    ---------      ---------    ---------         ---------         ---------         ---------
Balances, December 31, 1998,
  (see Note 1) .............        $ 103,500      $     353    $ 167,216         $    (159)        $  (1,149)        $ 269,761
                                    ---------      ---------    ---------         ---------         ---------         ---------
                                    ---------      ---------    ---------         ---------         ---------         ---------


  The accompanying notes are an integral part of these consolidated statements.

                              STATION CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                                          FOR THE YEARS ENDED
                                                                                                          -------------------
                                                                                 FOR THE NINE                  MARCH 31,
                                                                                  MONTHS ENDED                 ---------
                                                                               DECEMBER 31, 1998        1998               1997
                                                                               -----------------        ----               ----
                                                                                 (SEE NOTE 1)
Cash flows from operating activities:
Net income (loss) ..........................................................        $ (12,097)        $  (5,196)        $  13,763
                                                                                    ---------         ---------         ---------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ..........................................           52,975            67,414            44,589
    Amortization of debt discount and issuance costs .......................            4,254             6,443             5,279
    Loss on early retirement of debt .......................................            4,775             2,668              --
    Merger and related legal costs .........................................            2,943              --                --
    Asset impairment .......................................................           30,011              --                --
    Write-off of costs to elect REIT status ................................             --               2,914              --
    Preopening expenses ....................................................             --              10,866            31,820
    (Decrease) increase in deferred income taxes ...........................           (6,410)            2,854            (3,752)
    Changes in assets and liabilities:
      Increase in accounts and notes receivable, net .......................           (5,598)           (4,845)           (1,151)
      Increase in inventories and prepaid expenses and other ...............           (2,839)           (3,228)           (3,751)
      Increase (decrease) in accounts payable ..............................            2,138            (4,608)           10,015
      Increase in accrued expenses and other current liabilities ...........            9,531            23,160            13,723
    Other, net .............................................................           (2,991)            6,513             1,268
                                                                                    ---------         ---------         ---------
              Total adjustments ............................................           88,789           110,151            98,040
                                                                                    ---------         ---------         ---------
              Net cash provided by operating activities ....................           76,692           104,955           111,803
                                                                                    ---------         ---------         ---------
Cash flows from investing activities:
    Capital expenditures ...................................................          (96,482)         (130,853)         (505,735)
    Proceeds from sale of property and equipment ...........................            5,998             4,925             8,900
    (Decrease) increase in construction contracts payable ..................             (135)          (84,301)           66,956
    Preopening expenses ....................................................             --              (8,551)          (31,820)
    Other, net .............................................................           (3,152)             (627)          (17,309)
                                                                                    ---------         ---------         ---------
              Net cash used in investing activities ........................          (93,771)         (219,407)         (479,008)
                                                                                    ---------         ---------         ---------
Cash flows from financing activities:
    Borrowings under bank facility, net ....................................           55,000            47,000           277,000
    Borrowings (payments) under the Sunset loan agreement ..................             --             (46,000)           46,000
    Proceeds from notes payable ............................................             --              16,239             2,250
    Principal payments on notes payable ....................................          (11,780)          (27,030)          (30,444)
    Proceeds from the issuance of senior subordinated notes ................          199,900           144,287              --
    Proceeds from the issuance of preferred stock ..........................             --                --              13,095
    Dividends paid on preferred stock ......................................           (5,434)           (7,245)           (6,985)
    Debt issuance costs and other, net .....................................           (9,342)           (5,163)           (6,057)
                                                                                    ---------         ---------         ---------
              Net cash provided by financing activities ....................          228,344           122,088           294,859
                                                                                    ---------         ---------         ---------
Cash and cash equivalents:
    Increase (decrease) in cash and cash equivalents .......................          211,265             7,636           (72,346)
    Balance, beginning of year .............................................           50,158            42,522           114,868
                                                                                    ---------         ---------         ---------
    Balance, end of year ...................................................        $ 261,423         $  50,158         $  42,522
                                                                                    ---------         ---------         ---------
                                                                                    ---------         ---------         ---------
Supplemental cash flow disclosures:
    Cash paid for interest, net of amounts capitalized .....................        $  65,275         $  66,691         $  28,577
    Cash paid for income taxes, net ........................................        $     519         $      92         $   9,250
    Property and equipment purchases financed by debt ......................        $   2,978         $   3,532         $     361
    Assets sold for note receivable ........................................        $    --           $    --           $   1,550

  The accompanying notes are an integral part of these consolidated statements.

                              STATION CASINOS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

         BASIS OF PRESENTATION AND ORGANIZATION

         Station Casinos, Inc. (the "Company"), a Nevada Corporation, is an established multi-jurisdictional gaming and entertainment enterprise that currently owns and operates four major hotel/casino properties and two smaller casino properties in Las Vegas, Nevada, a gaming and entertainment complex in St. Charles, Missouri and a gaming and entertainment complex in Kansas City, Missouri. The Company also owns and provides slot route management services in southern Nevada.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), Texas Station, Inc. ("Texas Station"), Sunset Station, Inc. ("Sunset Station"), St. Charles Riverfront Station, Inc. ("Station Casino St. Charles"), Kansas City Station Corporation ("Station Casino Kansas City"), Southwest Gaming Services, Inc. ("SGSI") and Tropicana Station, Inc., the operator of the Wild Wild West Gambling Hall & Hotel ("Wild Wild West"), which opened in July 1998. The Company also owns a 50% interest in Town Center Amusements, Inc. d.b.a. Barley's Casino & Brewing Company ("Barley's"). The Company accounts for this investment in Barley's using the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

         CHANGE IN FISCAL YEAR

         On November 6, 1998, the Company filed a Form 8-K announcing its change in fiscal year end from March 31 of each year to December 31 of each year. This change is effective for the nine month period ended December 31, 1998 (the "Transition Period 1998"). Selected consolidated financial data for the nine months ended December 31, 1997 is presented below, for comparison purposes only (amounts in thousands, unaudited).

 Net revenues...........................................   $     564,809
 Operating income.......................................   $      56,502
 Loss before income taxes...............................   $      (3,892)
 Income tax benefit.....................................   $       1,384
 Net loss...............................................   $      (2,508)
 Net loss applicable to common stock....................   $      (7,942)
 Loss per common share applicable to common stock.......   $       (0.22)

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

         CAPITALIZATION OF INTEREST

         The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's weighted average cost of borrowed money. Interest capitalized for the Transition Period 1998 was approximately $1.2 million and for the fiscal years ended March 31, 1998 and 1997 was approximately $12.8 million and $21.1 million, respectively.

         DEBT ISSUANCE COSTS

         Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements.

         PREOPENING EXPENSES

         During the construction of and prior to the opening of a facility, all operating expenses, including incremental salaries and wages directly related thereto, were capitalized as preopening expenses. The construction phase typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. The Company expenses preopening expenses immediately upon the opening of the related facility. During the fiscal year ended March 31, 1997, the Company incurred preopening expenses of $31.8 million, substantially related to the opening of Station Casino Kansas City. During the fiscal year ended March 31, 1998, the Company incurred preopening expenses of $10.9 million, substantially related to the opening of Sunset Station. During the Transition Period 1998, the Company had no preopening expenses. Effective January 1, 1999, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", will change the manner in which the Company accounts for preopening expenses. See "Recently Issued Accounting Standards" in this Note 1.

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

                                                                               TRANSITION                FOR THE YEARS ENDED
                                                                                 PERIOD                       MARCH 31,
                                                                            ----------------     ---------------------------------
                                                                                  1998                 1998              1997
                                                                            ----------------     ---------------    --------------
       Food and beverage...............................................     $         38,816     $        40,573    $       27,418
       Room............................................................                1,877               3,027             1,439
       Other...........................................................                1,932               2,828             1,263
                                                                            ----------------     ---------------    --------------
         Total.........................................................     $         42,625     $        46,428    $       30,120
                                                                            ----------------     ---------------    --------------
                                                                            ----------------     ---------------    --------------

         EARNINGS (LOSS) APPLICABLE TO COMMON STOCK

         In the fiscal year ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement replaces previously reported earnings per share ("EPS") with basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options and convertible preferred stock. Diluted EPS is not presented separately because the exercise of stock options and the conversion of the convertible preferred stock does not have a dilutive effect on the per share amounts.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," both of which became effective in the Transition Period 1998. These SFAS's had no impact on the Company's results of operations or financial position.

         The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities." The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and require that the costs associated with start-up activities (including preopening costs of casinos) be expensed as incurred.

         RECLASSIFICATIONS

         Certain amounts in the March 31, 1998 and 1997 consolidated financial statements have been reclassified to conform to the December 31, 1998 presentation. These reclassifications had no effect on the Company's net income.

2.  ACCOUNTS AND NOTES RECEIVABLE

         Components of accounts and notes receivable are as follows (amounts in thousands):

                                                                                        DECEMBER 31,          MARCH 31,
                                                                                            1998                 1998
                                                                                      ---------------       -------------
         Casino.................................................................      $         6,238       $      6,407
         Hotel..................................................................                1,743              1,525
         Insurance Proceeds (see Note 3)........................................                7,239             -
         Other..................................................................                5,187              6,117
                                                                                      ---------------       ------------
                                                                                               20,407             14,049
         Allowance for doubtful accounts........................................               (2,035)            (1,761)
                                                                                      ----------------      -------------
              Accounts and notes receivable, net................................      $        18,372       $     12,288
                                                                                      ----------------      -------------
                                                                                      ----------------      -------------

3.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following as of December 31, 1998 and March 31, 1998 (amounts in thousands):

                                                                                               DECEMBER 31,        MARCH 31,
                                                                ESTIMATED LIFE (YEARS)            1998               1998
                                                                ----------------------       ---------------   ----------------
         Land ................................................               -               $       37,864    $        37,856
         Land leases acquired.................................             48-52                      4,685              4,685
         Buildings and leasehold improvements.................             31-45                    728,642            706,519
         Boats and barges.....................................             20-45                    100,086            123,774
         Furniture, fixtures and equipment....................              3-7                     251,681            237,518
         Construction in progress.............................               -                      224,572            185,865
                                                                                             ---------------   ---------------
                                                                                                  1,347,530          1,296,217
         Accumulated depreciation and amortization............                                     (199,640)          (163,498)
                                                                                             ---------------   ---------------
              Property and equipment, net.....................                               $     1,147,890   $     1,132,719
                                                                                             ---------------   ---------------
                                                                                             ---------------   ---------------

         At December 31, 1998 and March 31, 1998, substantially all property and equipment of the Company is pledged as collateral for long-term debt.

         CONSTRUCTION IN PROGRESS

         In the fall of 1996, the Company commenced an expansion project at Station Casino St. Charles which included the building of a backwater basin containing two new gaming vessels and a new retail and entertainment complex. Since March 31, 1998, construction on the Station Casino St. Charles expansion project has been halted.

         The Company currently believes the Station Casino St. Charles expansion project as originally contemplated fulfills a strategic need in the St. Louis, Missouri market. While the Company desires to complete and operate these new facilities, circumstances may arise in the future, including the lack of available financing, a downturn in the demand for gaming facilities, increased regulatory requirements unique to the state of Missouri or more attractive uses of available capital, which may prevent the expansion project from being completed as originally designed, if at all. In this event, certain costs incurred to date may be deemed to possess little or no value necessitating the recognition of an impairment loss in the period such a determination is made. The impairment loss could include substantially all of the amount invested by the Company in the Station Casino St. Charles expansion project.

         Included in construction in progress at December 31, 1998 is approximately $169.0 million related to the Station Casino St. Charles expansion project. Management does not anticipate that any major construction activity on the expansion project will resume in the near term. Additionally, there is $39.2 million included in construction in progress at December 31, 1998 related to an expansion project at Texas Station. This expansion was completed in February 1999.

         PALACE STATION FIRE AND FLOOD

         On July 20, 1998, Palace Station suffered damage to its casino and hotel tower as a result of a thunderstorm in the Las Vegas Valley. In November 1998, repairs were completed to the casino and all of the rooms in the 21-story hotel tower became fully functional. Losses associated with the property damage and business interruption are covered under the Company's insurance policies. As of December 31, 1998, the Company has recorded $6.8 million in other revenues in the Consolidated Statement of Operations for the Transition Period 1998 related to the business interruption claim.

4.  LAND HELD FOR DEVELOPMENT

         The Company has acquired several parcels of land in various jurisdictions as part of the Company's development activities. The Company's decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that the Company will be able to obtain appropriate licensing or be able to secure additional, acceptable financing in order to proceed with any particular project. Included in land held for development at December 31, 1998 and March 31, 1998 is approximately $17.0 million and $20.6 million, respectively, related to land which had been acquired for potential gaming projects in jurisdictions where gaming has been approved. In June 1997, $5.0 million of certain expired option payments to lease or acquire land for future development, which had previously been capitalized, were expensed.

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an impairment loss of $30.0 million to adjust the carrying value of its fixed assets and land held for development to their estimated fair value in 1998. The impairment loss principally involves assets at the Station Casino St. Charles facility, including a riverboat formerly used in the Missouri operations, capitalized project costs associated with various parcels of land determined to have no value, and several parcels of land within close proximity to the St. Charles, Missouri site that were being held for future development. The fair value of the impaired assets was primarily determined through the current market's interest in riverboats and barges, and on the current comparable sales prices on parcels of land in the St. Charles area. The total amount of the impairment loss related to this category of assets was approximately $23.4 million. In addition to the assets described above, the most significant portion of the remaining impairment loss relates to several parcels of land in Nevada and Texas that the Company had acquired in the past for either defensive or expansion purposes. The value of these parcels was determined based on current sales prices for comparable parcels of land on the market. The following two circumstances led to the Company's decision to write-down these assets to their fair market value: (1) the passage, in Nevada, of legislation which places significantly higher requirements on land to be zoned for gaming purposes, and (2) the termination of the Plan of Merger with Crescent Real Estate Equities Company (see Note 13).

         Included in other assets, net on the accompanying consolidated balance sheet as of December 31, 1998, is $6.7 million related to these assets held for sale. The Company is actively attempting to dispose of these non-strategic assets and expects to complete the sale of certain of these assets in the first half of calendar year 1999.

5.  LONG-TERM DEBT

         Long-term debt consists of the following (amounts in thousands):

                                                                                                  DECEMBER 31,        MARCH 31,
                                                                                                      1998               1998
                                                                                                ---------------    ---------------
Amended and restated reducing revolving credit facility and term loan (the "Amended Bank
   Facility"), secured by substantially all of the assets of Palace Station, Boulder
   Station, Texas Station, Sunset Station, Station Casino St. Charles and Station Casino
   Kansas  City, $350.0 million limit at December 31, 1998 on the revolving facility, reducing quarterly by varying amounts until September 2003 when the remaining principal balance is due, interest at a margin above the bank's prime rate or the Eurodollar Rate
   (7.37% at December 31, 1998), $75.0 million limit at December 31, 1998 on the term loan, amortizing quarterly by $187,500 through December 2004, then by $17.8 million each quarter thereafter until maturity on December 31, 2005, interest at 3.25% above
   the Eurodollar Rate (8.33% at December 31, 1998) .......................................      $  379,000           $     -
Reducing revolving credit facility, secured by substantially all of the assets of Palace
   Station, Boulder Station, Texas Station, Sunset Station, Station Casino St. Charles and
   Station Casino Kansas City, repaid in November 1998.....................................         -                     324,000
8 7/8% senior subordinated notes, payable interest only semi-annually, principal due
   December 1, 2008........................................................................         199,900                 -
9 3/4% senior subordinated notes, payable interest only semi-annually, principal due
   April 15, 2007, net of unamortized discount of $5.1 million at December 31, 1998........         144,914               144,629
10 1/8% senior subordinated notes, payable interest only semi-annually, principal due
   March 15, 2006, net of unamortized discount of $1.0 million at December 31, 1998........         196,981               196,908
Other long-term debt, collateralized by various assets, including slot machines, furniture and equipment, and land, monthly installments including interest ranging from 7.25% to
   11.25% at December 31, 1998.............................................................          38,836                47,638
                                                                                            -------------------   -----------------
   Total long-term debt....................................................................         959,631               713,175
Current portion of long-term debt..........................................................         (13,323)              (97,931)
                                                                                            -------------------   -----------------
   Total long-term debt, less current portion..............................................         946,308               615,244

9 5/8% senior subordinated notes, payable interest only semi-annually, principal due June 1, 2003, net of unamortized discount of $5.4 million at December 31,
   1998, defeased January 4, 1999..........................................................         187,635               187,051
                                                                                            -------------------   -----------------
   Total...................................................................................      $1,133,943           $   802,295
                                                                                            -------------------   -----------------
                                                                                            -------------------   -----------------

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

         In March 1996, the Company completed an offering of $198 million of senior subordinated notes due in March 2006, that have equal priority with the other senior subordinated notes. The $198 million senior subordinated notes have a coupon rate of 10 1/8% and were priced to yield 10.24% to maturity. The discount on the $198 million senior subordinated notes has been recorded as a reduction to long-term debt in the accompanying consolidated balance sheets.

         In April 1997, the Company completed an offering of $150 million of senior subordinated notes due in April 2007, that have equal priority with the other senior subordinated notes. The $150 million senior subordinated notes have a coupon rate of 9 3/4% and were priced to yield 10.37% to maturity. The discount on the $150 million senior subordinated notes has been recorded as a reduction to long-term debt in the accompanying consolidated balance sheets.

         In December 1998, the Company completed an offering of $199.9 million of senior subordinated notes due in December 2008, that have equal priority with the other senior subordinated notes. The $199.9 million senior subordinated notes have a coupon rate of 8 7/8%. At December 31, 1998, the Company had deposited the net proceeds from the sale of the 8 7/8% Notes and a portion of the funds borrowed under the Amended Bank Facility in a separate trust account with the trustee under the indenture relating to the 9 5/8% Notes to redeem and to pay accrued interest and redemption premiums related to the 9 5/8% Notes on the redemption date. The redemption occurred on January 4, 1999. During the first quarter of calendar year 1999, the Company will record an extraordinary charge of $10.3 million (net of applicable tax benefit) to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the notes.

         The indentures governing the Company's senior subordinated notes ("the Indentures") contain certain customary financial and other covenants, which among other things, govern the Company's and certain of its subsidiaries' ability to incur indebtedness (except, as specifically allowed) unless after giving effect thereto, a 2.0 to 1.0 pro forma Consolidated Coverage Ratio (as defined in the Indentures) has been met. As of December 31, 1998, the Company's Consolidated Coverage Ratio was 1.98 to 1.00.

         In November 1998, the Company secured a $425.0 million bank credit facility which amended the Company's existing reducing revolving credit facility and repaid a supplemental facility which had been obtained in September 1998. The Amended Bank Facility consists of three secured tranches. Two revolving tranches constitute a reducing revolving credit facility (the "Revolving Facility") which provides for borrowings up to an aggregate principal amount of $350.0 million and the third tranche constitutes a $75.0 million term loan (the "Term Loan"). The Revolving Facility includes a swing line facility with a sub-limit on borrowing of $15.0 million. The borrowers under the Amended Bank Facility are Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino Kansas City and Station Casino St. Charles (collectively, the "Borrowers"). The Amended Bank Facility is secured by substantially all of the assets of the Borrowers. The Company, Southwest Gaming Services, Inc. and certain other subsidiaries guarantee the borrowings under the Amended Bank Facility (collectively the "Guarantors"). The maturity date for the Revolving Facility is September 30, 2003. The availability under the Revolving Facility will reduce by $7.0 million on September 30, 1999; by $12.25 million on each of December 31, 1999, March 31, 2000 and June 30, 2000; by $14.0 million on September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001; and by $17.5 million on each fiscal quarter end thereafter. The Term Loan matures on December 31, 2005 and amortizes in installments of $187,500 on each fiscal quarter end from March 31, 2000 until and including December 31, 2004 and of $17.8 million on each fiscal quarter end thereafter. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Amended Bank Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of average quarterly adjusted funded debt to net income before interest, taxes, depreciation and amortization adjusted for non-recurring gains and losses and preopening expenses, if any ("Adjusted EBITDA"). As of December 31, 1998, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.25%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for alternate base rate borrowings is 1.50%. The maximum fee for the unfunded portion of the Revolving Facility is 0.50% multiplied by the average of the unfunded portion of the Revolving Facility. The interest rate on the Term Loan is 3.25% above the Eurodollar Rate. The Company recognized an extraordinary loss of $3.1 million, net of the applicable income tax benefit, as a result of the early retirement of debt, as described above.

         The Amended Bank Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.40 to 1.00 until and including March 31, 1999 and for each quarter thereafter, 1.50 to 1.00, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of December 31, 1998, the Borrowers combined funded debt to Adjusted EBITDA ratio was 2.13 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended December 31, 1998 was 1.86 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station ($10 million plus 95% of net income determined as of the end of each fiscal quarter with no reduction for net losses) and certain restrictions on distributions of cash from Palace Station to the Company. As of December 31, 1998, Palace Station's tangible net worth exceeded the requirement by approximately $8.5 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

         In addition, the Amended Bank Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant of $265.0 million (adjusted upward for 95% of cumulative net income (without deduction for any net loss) and 100% of capital stock issuances and downward for certain capital stock repurchases, preferred stock dividends, or certain permissible asset dispositions, required write down of assets and preopening expense, if any) and a consolidated funded debt to Adjusted EBITDA ratio of no more than 5.50 to 1.00 on December 31, 1998 and reducing quarterly to 4.00 to
1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Amended Bank Facility also prohibits the Company from holding cash and cash equivalents in excess of the sum of the amounts necessary to make the next scheduled interest or dividend payments on the Company's senior subordinated notes and preferred stock, the amounts necessary to fund casino bankroll in the ordinary course of business, any amount required to be held by the Company or any restricted subsidiary by any gaming boards, and $2.0 million. The Company has pledged the stock of all of its subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval (which is expected to be obtained). The Company and the Guarantors waive certain defenses and rights including rights of subrogation and reimbursement. The Amended Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and a change of control default (which definition is substantially similar to the definition of Change of Control Triggering Event in the indentures governing the senior subordinated notes).

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

         In order to manage the interest rate risk associated with the Sunset Note, Sunset Station entered into an interest rate swap agreement with Bank of America National Trust and Savings Association. This agreement swapped the variable rate interest pursuant to the Sunset Note to a fixed rate of 9.58% (5.83% fixed plus the Sunset Note margin), on $35 million notional amount as of January 1997 increasing to $60 million at March 1997, $90 million at June 1997, $100 million at September 1997 and then decreasing to $95 million at June 1998. The agreement expired in December 1998. The difference paid or received pursuant to the swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense on the Sunset Note. At the time of the early retirement of the Sunset Note, the Borrowers under the Bank Facility accepted the interest rate swap on substantially identical terms to those of the Sunset Note.

         The estimated fair value of the Company's long-term debt at December 31, 1998, was approximately $1,174.2 million, compared to its book value of approximately $1,147.3 million. The estimated fair value amounts were based on quoted market prices on or about December 31, 1998, for the Company's debt securities that are publicly traded. For debt securities that are not publicly traded, fair value was estimated based on the quoted market prices for similar issues or the current rates offered to the Company for debt having the same remaining maturities.

         Scheduled maturities of long-term debt are as follows (amounts in thousands):


YEAR ENDING DECEMBER 31,
------------------------
1999......................................................           $13,323
2000......................................................            36,888
2001......................................................            74,373
2002......................................................            72,008
2003......................................................           336,547
Thereafter................................................           614,127
                                                               --------------
   Total..................................................        $1,147,266
                                                               --------------
                                                               --------------

         Included in maturities for the year ending December 31, 2003 is $187.6 million of debt which was repaid on January 4, 1999.

6.  COMMITMENTS AND CONTINGENCIES

         BOULDER STATION LEASE

         The Company entered into a ground lease for 27 acres of land on which Boulder Station is located. The Company leases this land from a trust pursuant to a long-term ground lease. The trustee of this trust is Bank of America NT&SA, the beneficiary of which is KB Enterprises, an affiliated company owned by Frank
J. Fertitta, Jr. and Victoria K. Fertitta (the "Related Lessor"), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of the Company. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $135,525 through June 2008. In July 2008, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2003, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately prior period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals beginning in June 1998, to purchase the land at fair market value. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Amended Bank Facility.

         TEXAS STATION LEASE

         The Company entered into a ground lease for 47 acres of land on which Texas Station is located. The Company leases this land from a trust pursuant to a long-term ground lease. The trustee of this trust is Bank of America NT&SA, the beneficiary of which is Texas Gambling Hall & Hotel, Inc. an affiliate company of the Related Lessor. The lease has a maximum term of 65 years, ending in July 2000. The lease provides for monthly rental payments of $150,000 through June 2000. In July 2000, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of
(i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. The rent will be further adjusted by a cost of living factor after the first ten years and every ten years thereafter. In no event will the rent for any period be less than the immediately prior period. Pursuant to the ground lease, the Company will have an option, exercisable at five-year intervals beginning in May 2000, to purchase the land at fair market value. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Amended Bank Facility.

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

         STATION CASINO KANSAS CITY LEASE

         The Company has entered into a joint venture which owns the land on which Station Casino Kansas City is located. At December 31, 1998, $3.0 million related to this investment is included in other assets, net in the accompanying consolidated balance sheets.

         In April 1994, Station Casino Kansas City entered into an agreement with the joint venture to lease this land. The agreement requires monthly payments of $85,000 through March 31, 1998, and $91,800 through the remainder of the lease term. The lease expires March 31, 2006, with an option to extend the lease for up to eight renewal periods of ten years each, plus one additional seven year period. Commencing April 1, 1998 and every anniversary thereafter, the rent shall be adjusted by a cost of living factor. In connection with the joint venture agreement, the Company received an option providing for the right to acquire the joint venture partner's interest in this joint venture. The Company has the option to acquire this interest at any time after April 1, 2002 through April 1, 2011, for $11.7 million, however, commencing April 1, 1998, the purchase price will be adjusted by a cost of living factor of not more than 5% or less than 2% per annum. At December 31, 1998, $2.6 million paid by the Company in consideration for this option is included in other assets, net in the accompanying consolidated balance sheets.

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

         EQUIPMENT LEASE

         In connection with the Sunset Loan Agreement, the Company entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of up to $40 million, dated as of September 25, 1996, (the "Sunset Operating Lease") with First Security Trust Company of Nevada. The Sunset Operating Lease expires in October 2000 and carries a lease rate of 225 basis points above the Eurodollar Rate. As of December 31, 1998, $35.7 million of this facility had been drawn and no further draws pursuant to the lease will be made. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with financial terms substantially similar to the Sunset Operating Lease. The Company has an option to purchase the equipment for $30.5 million at December 31, 1998. This amount reduces throughout the term of the lease to $21.4 million at October 2000.

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

         OPERATING LEASES

         The Company leases several parcels of land and equipment used in its operations at Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino St. Charles, Station Casino Kansas City and Wild Wild West. Leases on various parcels ranging from 13 acres to 171 acres have terms expiring between March 2006 and July 2063. Future minimum lease payments required under these operating leases and other noncancelable operating leases are as follows (amounts in thousands):


YEAR ENDING DECEMBER 31,
------------------------
1999.............................................................   $   15,881
2000.............................................................       37,642
2001.............................................................        8,744
2002.............................................................        9,594
2003.............................................................        9,594
Thereafter.......................................................      437,361
                                                                   -----------
     Total.......................................................    $ 518,816
                                                                   -----------
                                                                   -----------

         Rent expense totaled approximately $11.9 million, $12.4 million and $5.4 million for the Transition Period 1998 and the fiscal years ended March 31, 1998 and 1997, respectively. Rents of $0.3 million and $2.2 million were capitalized in connection with the construction of Sunset Station and Station Casino Kansas City for the fiscal years ended March 31, 1998 and 1997, respectively.

         LEGAL MATTERS  (See also Note 13)

         MISSOURI REFERENDUM

         On January 16, 1997, the Company's gaming license in Kansas City was formally issued for its facility, which is located in a man-made basin filled with water piped in from the surface of the Missouri River. In reliance on numerous approvals from the Missouri Gaming Commission specific to the configuration and granted prior to the formal issuance of its gaming license, the Company built and opened the Station Casino Kansas City ("KCSC") facility. The license issued to the Company and the resolutions related thereto specifically acknowledge that the Missouri Gaming Commission had reviewed and approved this configuration. On November 25, 1997, the Supreme Court of Missouri, in a case challenging the gaming licenses of certain competitors of Station Casino St. Charles located in Maryland Heights, Missouri, ruled that gaming may occur only in artificial spaces that are contiguous to the surface stream of the Missouri and Mississippi Rivers. On November 3, 1998, the citizens of the State of Missouri approved a Constitutional amendment which was proposed by initiative petition, that retroactively legalized lotteries, gift enterprises and games of chance aboard excursion gambling boats and floating facilities, like the Company's, that are located within artificial spaces containing water that are within 1,000 feet of the closest edge of the main channel of the Mississippi or Missouri Rivers. This amendment to the Constitution became effective on November 23, 1998. The Missouri Gaming Commission has stayed its preliminary orders of disciplinary action against licensees that operate within artificial basins, and has dismissed the preliminary orders for disciplinary action with respect to all applicable licensees except KCSC. The Missouri Gaming Commission has not dismissed the disciplinary proceeding against KCSC because it is investigating an alleged violation by KCSC that is related to the placement of the Company's gaming facilities in an artificial basin. While the Company anticipates that the disciplinary action with respect to KCSC will be dismissed, the Company cannot be sure that the Missouri Gaming Commission will take such action or that the Missouri Gaming Commission will not impose a fine or other penalty against the Company in connection with such dismissal.

         LOW WATER LEVEL AT STATION CASINO ST. CHARLES; EPA INVESTIGATION

         During December 1998 and January 1999, the water level of the Missouri River was well below normal. In addition, over time silt and debris flowing downstream have built up under the gaming barges and other ancillary barges at Station Casino St. Charles. These circumstances have caused a portion of these barges, at times, to touch the river bottom. Because these barges have touched the river bottom, the American Bureau of Shipping decertified the barges on January 8, 1999. As a result of the decertification, the Missouri Gaming Commission expressed concern regarding the effect of the low water level on the barges. However, based upon recent improvement in the water level and the Company's agreement to work with the American Bureau of Shipping to re-certify all of the barges at a time when the river levels permit, the Missouri Gaming Commission has allowed the gaming facility to remain open. The Company continues to monitor the situation very carefully and believes that the facility should remain in operation. However, there can be no assurance that the Company's assessment will not change or that the relevant authorities will continue to permit the operation of the facility. A prolonged closure of the facility as a result of the low water level would have a material adverse effect on the Company's business, financial position and results of operations.

         The Company has taken steps and intends to take further steps to remedy the problems caused by the low water level. These further steps include dredging material from under the barges and constructing a sheet metal wall to divert silt and debris and keep it from building up under the barges. The Company does not expect the cost of these remedial activities to be material, although there can be no assurance that such costs will not exceed the Company's expectations. Dredging and construction activities generally require permits from the United States Army Corps of Engineers. The Company is currently in the process of applying for the required permits. There can be no assurance that the United States Army Corps of Engineers will grant such permits or that they will be granted on a timely basis. If there is a significant delay in the Company receiving the required permits and the low water level returns, the Company could be forced to close the facility. The Company's ability to receive the required permits could be adversely affected by the investigation described below.

         On February 3, 1999, the Company received a subpoena issued by the EPA requesting that documentation relating to the Company's dredging activities at the facility be furnished to the Grand Jury in the United States District Court for the Eastern District of Missouri. Several employees and persons who contracted to work for the Company received similar subpoenas. The Company believes that the EPA is investigating allegations that the Company or the Company's contractors dredged and disposed of silt and debris from the area of the facility either without proper permits or without complying with such permits. The Company is in the process of investigating the substance of the allegations and intends to cooperate fully with the EPA's investigation. The investigation could lead to further proceedings against the Company which could result in significant fines and other penalties imposed on the Company. Based on the initial results of the Company's own investigation, the Company believes that any fines or other penalties, if imposed, would not have a material adverse effect on the Company's business, financial position or results of operations.

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

8.  RELATED PARTIES

         The Company has employed McNabb/McNabb/DeSoto/Salter & Co. ("MMDS") to provide advertising and marketing research services. Certain stockholders of the Company owned a 50% interest in MMDS. During the fiscal year ended March 31, 1997, the Company paid MMDS $27.2 million for advertising, market research and other costs related to these activities, a significant portion of which was passed on to vendors of MMDS. In April 1997, the Company purchased the assets of MMDS for approximately $0.8 million. In management's opinion, these transactions were conducted with terms as fair to the Company as could have been obtained from unaffiliated companies.

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

         The Program will terminate ten years from the date of adoption, unless terminated earlier by the Board of Directors, and no options or restricted shares may be granted under the Program after such date. Summarized information for the Program is as follows:


                                                   TRANSITION PERIOD                     FOR THE YEARS ENDED MARCH 31,
                                               ---------------------------     --------------------     -------------------
                                                          1998                         1998                    1997
                                               ---------------------------     --------------------     -------------------
                                                             WEIGHTED                      WEIGHTED               WEIGHTED
                                                              AVERAGE                       AVERAGE                AVERAGE
                                                             EXERCISE                      EXERCISE               EXERCISE
                                               OPTIONS         PRICE            OPTIONS      PRICE      OPTIONS     PRICE
                                               ---------------------------     --------------------     -------------------
         Outstanding Beginning of the Year      5,067,452    $  13.30          4,432,182   $  15.22    2,697,012    $ 16.24
                    Granted                     1,038,306    $   7.69          1,799,742   $   7.50    2,160,822    $ 14.01
                    Exercised                      (1,123)   $  12.00             (4,012)  $  12.24      (14,711)   $ 12.16
                    Canceled                     (101,305)   $   7.91         (1,160,460)  $  11.59     (410,941)   $ 15.70
                                              -----------                      ---------               ---------
         Outstanding End of the Year            6,003,330    $  12.43          5,067,452   $  13.30    4,432,182    $ 15.22
                                              -----------                      ---------               ---------
                                              -----------                      ---------               ---------
         Exercisable at End of Year             1,951,594    $  16.60          1,485,971   $  17.28    1,408,893    $ 16.50
                                              -----------                      ---------               ---------
                                              -----------                      ---------               ---------

         Options Available for Grant              113,278                      1,050,279               1,689,561
                                              -----------                      ---------               ---------
                                              -----------                      ---------               ---------

The following table summarizes information about the options outstanding at December 31, 1998:

                                  OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                     ------------------------------------------          --------------------------------
                                         WEIGHTED
                          NUMBER         AVERAGE       WEIGHTED               NUMBER            WEIGHTED
     RANGE OF           OUTSTANDING     REMAINING       AVERAGE             EXERCISABLE          AVERAGE
     EXERCISE               AT         CONTRACTUAL     EXERCISE                 AT              EXERCISE
      PRICES       DECEMBER 31, 1998       LIFE         PRICE             DECEMBER 31, 1998       PRICE
----------------------------------------------------------------         --------------------------------
 $ 5.38 - $ 7.88       2,506,548          9.2          $ 7.57                118,161           $ 7.50
 $ 8.56 - $12.25         543,067          6.5          $11.78                483,306           $11.96
 $13.00 - $18.00       1,939,715          7.1          $14.85                336,127           $15.69
 $20.00 - $22.00       1,014,000          4.4          $20.18              1,014,000           $20.18
                       ---------                                           ---------
                       6,003,330          7.5          $12.43              1,951,594           $16.60
                       ---------                                           ---------
                       ---------                                           ---------


         Restricted stock grants in the amount of 170,500 shares were issued during the fiscal year ended March 31, 1995. The effect of these grants is to increase the issued and outstanding shares of the Company's common stock and decrease the number of shares available for grant in the plan. Deferred compensation is recorded for the restricted stock grants equal to the market value of the Company's common stock on the date of grant. The deferred compensation is amortized over the period the restricted stock vests and is recorded as compensation expense in selling, general, and administrative expense in the accompanying consolidated statements of operations.

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

                                                                               TRANSITION                FOR THE YEARS ENDED
                                                                                 PERIOD                       MARCH 31,
                                                                            ----------------     ---------------------------------
                                                                                  1998                 1998              1997
                                                                            ----------------     ---------------    --------------
    Net income (loss) applicable to common stock:
       As reported.....................................................     $    (17,531)        $   (12,441)         $   6,518
       Proforma........................................................     $    (19,201)        $   (14,455)         $   3,640

    Basic and diluted earnings (loss) per common share:
       As reported.....................................................     $      (0.50)        $     (0.35)         $    0.18
       Proforma........................................................     $      (0.54)        $     (0.41)         $    0.10

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following assumptions:

                                                                               TRANSITION                FOR THE YEARS ENDED
                                                                                 PERIOD                       MARCH 31,
                                                                            ----------------     ---------------------------------
                                                                                  1998                 1998              1997
                                                                            ----------------     ---------------    --------------
    Expected dividend yield............................................           ---                  ---               ---
    Expected stock price volatility....................................          51.90%               46.20%           45.50%
    Risk-free interest rate............................................           4.51%                6.03%            6.46%
    Expected average life of options (years)...........................           3.87                 4.84             3.92
    Expected fair value of options granted.............................          $3.34                $3.38            $5.64

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

         In May 1995, the Board of Directors of the Company authorized the repricing of 1,156,900 options with option prices ranging from $13.00 to $20.00. Options held by certain members of the Company's Board of Directors, including the Chairman and Chief Executive Officer of the Company were not repriced. The effect of the repricing of all the subject options was the cancellation of 1,116,500 options and the reissuance of 872,680 options ("replacement options") with a price of $12.00 (market value at date of the repricing) which are included in granted and canceled options in the table above. The number of replacement options was determined, based upon a valuation model, so that the value of the replacement options was equivalent to the value of the options originally granted.

         401(k) PLANS

         The Company has a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first four percent of each participating employee's compensation. Effective October 1, 1998, the employer contribution was increased to 50 percent of the first four percent of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contribution was approximately $678,000, $499,000 and $442,000 for the Transition Period 1998 and the fiscal years ended March 31, 1998 and 1997, respectively.

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

12.  INCOME TAXES

         The Company files a consolidated federal income tax return. The (provision) benefit for income taxes for financial reporting purposes consists of the following (amounts in thousands):

                                                                               TRANSITION                FOR THE YEARS ENDED
                                                                                 PERIOD                       MARCH 31,
                                                                            ----------------     ---------------------------------
                                                                                  1998                 1998              1997
                                                                            ----------------     ---------------    --------------
    Income tax (provision) benefit from continuing operations..........     $            871     $           966      $   (7,615)
    Tax benefit from extraordinary loss on early retirement of debt....                1,671                 626               -
                                                                            ----------------     ---------------    --------------
                                                                            $          2,542     $         1,592      $   (7,615)
                                                                            ----------------     ---------------    --------------
                                                                            ----------------     ---------------    --------------

         The (provision) benefit for income taxes attributable to income
(loss) from continuing operations consists of the following (amounts in thousands):

                                                                              TRANSITION                FOR THE YEARS ENDED
                                                                                PERIOD                        MARCH 31,
                                                                            ----------------     ---------------------------------
                                                                                 1998                  1998              1997
                                                                            ----------------     ---------------    --------------
Current:
       Federal.........................................................     $          3,953     $        18,083    $      (7,708)
       State...........................................................                    -                   -            1,834
                                                                            ----------------     ---------------    --------------
                                                                                       3,953              18,083           (5,874)
Deferred...............................................................               (1,411)            (16,491)          (1,741)
                                                                            ----------------     ----------------   --------------
       Total income taxes..............................................     $          2,542     $         1,592    $      (7,615)
                                                                            ----------------     ---------------    --------------
                                                                            ----------------     ---------------    --------------

         The income tax (provision) benefit differs from that computed at the federal statutory corporate tax rate as follows:

                                                                               TRANSITION               FOR THE YEARS ENDED
                                                                                 PERIOD                       MARCH 31,
                                                                            ----------------     ---------------------------------
                                                                                  1998                 1998              1997
                                                                            ----------------     ---------------    --------------
Federal statutory rate.................................................              35.0%                35.0%            (35.0)%
State income taxes, net of federal benefit.............................               -                    -                 5.5
Lobbying and political.................................................             (16.8)                (7.0)             (1.5)
Meals and entertainment................................................              (1.2)                (3.7)             (0.3)
Credits earned, net....................................................               2.5                  3.6               1.4
Other, net.............................................................              (2.1)                (4.5)             (5.7)
                                                                            ----------------     ---------------    --------------
Effective tax rate.....................................................              17.4%                23.4%            (35.6)%
                                                                            ----------------     ---------------    --------------
                                                                            ----------------     ---------------    --------------

         The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

                                                                                           DECEMBER 31,            MARCH 31,
                                                                                               1998                  1998
                                                                                         ----------------      ----------------
     Deferred tax assets:
         Current:
             Accrued vacation, bonuses and group insurance..........................     $          5,691      $          5,279
             Prepaid gaming taxes...................................................               (1,910)               (1,437)
             Other..................................................................                1,200      $          2,882
                                                                                         ----------------      -----------------
         Total current..............................................................                4,981                 6,724
                                                                                         ----------------      -----------------
         Long-term:
             Preopening and other costs, net of amortization........................               12,759                15,182
             State deferred taxes...................................................                2,023                 2,010
             Net operating loss.....................................................               14,208                15,361
             Alternative minimum tax credits........................................               18,891                 8,453
                                                                                         ----------------      -----------------
         Total long-term............................................................               47,881                41,006
                                                                                         ----------------      -----------------
         Total deferred tax assets..................................................               52,862                47,730
                                                                                         ----------------      -----------------
     Deferred tax liabilities:
         Long-term:
             Temporary differences related to property and equipment................              (62,660)              (53,605)
             Other..................................................................                9,407                  (926)
                                                                                         ----------------      -----------------
         Total deferred tax liabilities.............................................              (53,253)              (54,531)
                                                                                         ----------------      -----------------
         Net ......................................................................      $           (391)     $         (6,801)
                                                                                         ----------------      -----------------
                                                                                         ----------------      -----------------

         The Company currently has a net operating loss carryforward ("NOL") of $41.4 million. This NOL begins to expire in years 2013 through years 2018. The excess of the alternative minimum tax over the regular federal income tax is a tax credit which can be carried forward indefinitely to reduce future regular federal income tax liabilities. The Company did not record a valuation allowance at December 31, 1998 or March 31, 1998 relating to recorded tax benefits because all benefits are more likely than not to be realized.

13.  MERGER AGREEMENT

         On January 16, 1998, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement") with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). The Merger Agreement provided for the merger (the "Merger") of the Company and Crescent at the time of effectiveness of the Merger in accordance with the Merger Agreement (the "Effective Time"). The Merger Agreement is currently the subject of litigation between Crescent and the Company. The Company wrote off $2.9 million of costs incurred related to the Merger (which are included in other expense in the accompanying consolidated statements of operations for the Transition Period 1998). The Company also expects to incur ongoing litigation costs associated with the current lawsuits involving the Merger Agreement.

         On July 27, 1998, the Company and Crescent announced the postponement of the previously announced joint annual and special meeting of the Company's stockholders. The meeting was postponed to address concerns related to the Merger expressed by holders of the Company's preferred stock. The Company subsequently requested that Crescent purchase $20 million of the Company's $100 Redeemable Preferred Stock issuable under the Merger Agreement (the "Redeemable Preferred Stock"). The Merger Agreement provides that, if the Company is not in material breach of its covenants, representations or warranties under the Merger Agreement, Crescent is required to fund up to $115 million of Redeemable Preferred Stock even if the Merger Agreement has been terminated. Crescent advised the Company that Crescent took the position that the Company's postponing of the meeting was a breach of the Merger Agreement.

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

         On December 22, 1998, Crescent filed its answer and counterclaims to the Company's suit pending in the Nevada state court. The answer generally denied the Company's claims, and the counterclaims sought damages and declaratory relief alleging that the Company breached the Merger Agreement by canceling and failing to reschedule the August 4, 1998 stockholders' meeting. The suit sought declaratory judgment that the Company's actions with respect to the meeting, together with certain alleged misrepresentations in the Merger Agreement, relieve Crescent of its obligation under the Merger Agreement to purchase an aggregate $115 million of the Redeemable Preferred Stock. For the same reasons, Crescent alleged that it was excused from further performance under the Merger Agreement. Crescent did not specify the amount of damages it sought. On January 11, 1999, the Company filed its reply to Crescent's counterclaims in which the Company denied the allegations of Crescent's counterclaims. Discovery is ongoing in this action.

         The Company anticipates that Crescent will seek the $54 million break-up fee as part of its counterclaims. On August 12, 1998, Crescent had announced that it intended to assert a claim for damages for the $54 million break-up fee under the Merger Agreement or its equivalent and for expenses.

         On August 7, 1998, Crescent filed suit against the Company in the United States District Court, Northern District of Texas, seeking damages and declaratory relief. The suit alleged that the Company breached the Merger Agreement by canceling and failing to reschedule the August 4, 1998 stockholders' meeting. The suit sought a declaratory judgment that the Company's actions with respect to the meeting, together with certain alleged misrepresentations in the Merger Agreement, relieve Crescent of its obligation under the Merger Agreement to purchase an aggregate $115 million of the Redeemable Preferred Stock. For the same reasons, Crescent alleged that it was excused from further performance under the Merger Agreement. Crescent did not specify the amount of damages it sought. Simultaneously with the filing of its suit, Crescent sent notice of termination of the Merger Agreement to the Company. The Company believes that Crescent, and not the Company, breached the Merger Agreement.

         On December 15, 1998, Crescent's suit against the Company pending in the United States District Court for the Northern District of Texas was dismissed for lack of jurisdiction. On December 21, 1998, Crescent served the Company with a notice of appeal of the dismissal.

         While the Company believes that Crescent has breached the Merger Agreement and that Crescent's allegations are without merit, as with any litigation, no assurance as to the outcome of such litigation can be made at this time.

         A suit seeking status as a class action and a derivative action was filed by plaintiff, Crandon Capital Partners, on August 7, 1998, in Clark County District Court, State of Nevada, naming the Company and its Board of Directors as defendants. The lawsuit, which was filed as a result of the failed merger between the Company and Crescent, alleges, among other things, a breach of fiduciary duty owed to the shareholders/class members. The lawsuit seeks damages allegedly suffered by the shareholders/class members as a result of the transactions with Crescent, as well as all costs and disbursements of the lawsuit. The Company and the Board of Directors do not believe the suit has merit and intend to defend themselves vigorously.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                          INCOME
                                                                                          (LOSS)           NET
                                                                                          BEFORE          INCOME       BASIC
                                                                                          INCOME          (LOSS)      EARNINGS
                                                                                           TAXES        APPLICABLE     (LOSS)
                                                                        OPERATING           AND             TO          PER
                                                            NET          INCOME        EXTRAORDINARY      COMMON       COMMON
                                                         REVENUES        (LOSS)            ITEM            STOCK        SHARE
                                                       -----------    ------------   --------------   ------------    ---------
                                                                 (amounts in thousands, except per common share amounts)
TRANSITION PERIOD 1998
First quarter....................................      $   206,250    $   29,179     $      5,528     $    1,488      $  0.04
Second quarter...................................      $   213,448    $   31,622     $      5,090     $    1,033      $  0.03
Third quarter....................................      $   222,516    $    3,895     $    (20,482)    $  (20,052)     $ (0.57)
YEAR ENDED MARCH 31, 1998
First quarter....................................      $   173,516    $    8,178     $    (12,846)    $  (10,101)     $ (0.29)
Second quarter...................................      $   194,097    $   23,340     $      3,655     $      546      $  0.02
Third quarter....................................      $   197,196    $   24,984     $      5,299     $    1,613      $  0.05
Fourth quarter...................................      $   204,801    $   27,684     $       (228)    $   (4,499)     $ (0.13)
YEAR ENDED MARCH 31, 1997
First quarter....................................      $   135,440    $   22,813     $     14,581     $    7,648      $  0.22
Second quarter...................................      $   138,034    $   23,809     $     15,847     $    8,307      $  0.24
Third quarter....................................      $   133,767    $   21,536     $     13,789     $    6,944      $  0.20
Fourth quarter...................................      $   176,274    $  (10,035)    $    (22,839)    $  (16,381)     $ (0.46)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
              None.

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

                                   PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1998 and March 31, 1998

         Nine Months Ended December 31, 1998 and Years Ended March 31, 1998 and 1997

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

2.3 Amendment No. 1 dated as of February 17, 1998 to Agreement and Plan of Merger. (Incorporated herein by reference to the Company's Form
         10-K for the fiscal year ended March 31, 1998)

2.4      Amendment No. 2 dated as of June 14, 1998, to Agreement and Plan of
         Merger. (Incorporated herein by reference to the Company's Form 8-K dated June 17, 1998)

3.1      Amended and Restated Articles of Incorporation of the Registrant.
         (Incorporated herein by reference to Registration Statement No.
         33-76156)

3.2 Restated Bylaws of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)

4.1      Form of Subordinated Note of the Registrant. (1998 Issue) (included in
         Exhibit 4.5)


4.2 Form of Subordinated Note of the Registrant (1997 Issue). (Incorporated herein by reference to the Company's Form 8-K dated April 3, 1997)

4.3 Form of Subordinated Note of the Registrant (1996 Issue). (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.4 Form of Subordinated Note of the Registrant (1994 Issue). (Incorporated herein by reference to Registration Statement No. 33-76156)

4.5      Indenture dated as of December 3, 1998 between the Registrant and First
         Union National Bank as Trustee. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 27,
         1999)

4.6      Indenture dated as of April 3, 1997 between Registrant and First Union
         National Bank as Trustee. (Incorporated by reference to the Company's
         Form 8-K dated April 3, 1997)

4.7 Indenture dated as of March 29, 1996 between the Registrant and First Union National Bank, as Trustee. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.8      Indenture dated as of May 11, 1994 between the Registrant and First
         Union National Bank (f.k.a. First Fidelity Bank, National
         Association) as Trustee. (Incorporated herein by reference to the
         Company's Annual Report on Form 10-K for the period ended March 31,
         1994)

4.9      First Supplemental Indenture dated as of March 25, 1996 between
         Registrant and First Union National Bank, (f.k.a. First Fidelity
         Bank, National Association), as Trustee with respect to the Indenture dated as of May 11, 1994. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.10 Second Amended and Restated Reducing Revolving Loan Agreement dated as of November 6, 1998. (Incorporated herein by reference to the Company's Form 8-K dated November 6, 1998)

4.11     Amendment No. 1 to Second Amended and Restated Reducing Revolving
         Loan Agreement dated as of November 30, 1998. (Incorporated herein by reference to the Company's Form 8-K dated November 6, 1998)

4.12     Certificate of Resolutions of Convertible Preferred Stock of the
         Registrant. (Incorporated herein by reference to the Company's Form
         8-K dated March 25, 1996)

4.13 Form of Convertible Preferred Stock of the Registrant. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.14     Rights Agreement dated October 6, 1997 between the Company and
         Continental Stock Transfer and Trust Company, as Rights Agent.
         (Incorporated herein by reference to the Company's Form 8-K dated
         October 9, 1997).

4.15     Amendment to Rights Agreement, dated as of January 16, 1998, between
         Station Casinos, Inc. and Continental Stock Transfer & Trust
         Company, as Rights Agent. ( Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998).

4.16 Amendment No. 2 to Rights Agreement, dated as of December 1, 1998, between Station Casinos, Inc. and Continental Stock Transfer & Trust
         Company, as Rights Agent. ( Incorporated herein by reference to the Company's Form 8-K dated November 6, 1998).


4.17     Certificate of Resolutions of $100 Redeemable Preferred Stock
         (Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1998)

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

10.7     Amended and Restated Employment Agreement between Glenn C.
         Christenson and the Registrant dated as of December 22, 1997.
         (Incorporated herein by reference to the Company's on Form 8-K dated
         January 27, 1998).

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

10.32 First Amendment to Lease Agreement dated as of March 19, 1996 between Station/First Joint Venture and Kansas City Station
         Corporation. (Incorporated herein by reference to the Company's
         Annual Report on Form 10-K for the period ended March 31, 1996).

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

10.36    Participation Agreement dated as of September 25, 1996 among the
         Registrant, as Lessee, and First Security Trust Company of Nevada, as Lessor and Trustee, and the other Persons that are parties to such agreement. (Incorporated herein by reference to the Company's
         Form 8-K dated October 29, 1996)

10.37    Lease Agreement dated as of September 25, 1996 between First
         Security Trust Company of Nevada as Trustee and Lessor and the
         Registrant, as Lessee. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.38    Sublease Agreement dated as of September 25, 1996 between the
         Registrant, as Sublessor and Sunset Station as Sublessee.
         (Incorporated herein by reference to the Company's Form 8-K dated
         October 29, 1996)

10.39 Sunset Station 1996 Trust Agreement dated as of September 25, 1996 between the Registrant, as Grantor, and First Security Trust Company of Nevada, as Trustee. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.40    Consulting Agreement between Lorenzo Fertitta and the Registrant dated
         February 1, 1999

21.1     Subsidiaries of the Registrant

23.1     Consent of Arthur Andersen LLP

27       Financial Data Schedule

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STATION CASINOS, INC.

Dated:  March 26, 1999                By:
                                         ------------------------------------
                                         Frank J. Fertitta III
                                         Chairman of the Board, President and
                                         Chief Executive Officer (Principal
                                         Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                                   Title                                   Date
          ---------                                   -----                                   -----

                                     Chairman of the Board, President and Chief          March 26, 1999
------------------------------       Executive  Officer (Principal Executive
Frank J. Fertitta III                Officer)

                                     Executive Vice President, Chief Financial           March 26, 1999
------------------------------       Officer, Chief Administrative Officer,
Glenn C. Christenson                 Treasurer and Director (Principal
                                     Financial and Accounting Officer)

                                     Executive Vice President, Chief Operating           March 26, 1999
------------------------------       Officer and Director
Blake L. Sartini


------------------------------       Director                                            March 26, 1999
R. Hal Dean


------------------------------       Director                                            March 26, 1999
Lorenzo J. Fertitta


------------------------------       Director                                            March 26, 1999
Lowell H. Lebermann, Jr.


------------------------------       Director                                            March 26, 1999
Delise F. Sartini