Form 10-Q
period 1999-03-31
STATION CASINOS INC
filed 1999-05-17
CIK 898660

===============================================================================

                                     [LOGO]
===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 1999


                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from______to _____

Commission file number 000-21640

                              STATION CASINOS, INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                     88-0136443
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                   2411 WEST SAHARA AVENUE, LAS VEGAS, NEVADA
                    (Address of principal executive offices)

                                     89102
                                   (Zip Code)

                                (702) 367-2411
               Registrant's telephone number, including area code

                                       N/A
               (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__     No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                 OUTSTANDING AT APRIL 30, 1999
----------------------------                      -----------------------------
Common stock, $.01 par value                                35,330,995


===============================================================================

                              STATION CASINOS, INC.
                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited) -
                  March 31, 1999 and December 31, 1998                                                       3

                  Condensed Consolidated Statements of Operations (unaudited) -
                  Three months ended March 31, 1999 and 1998                                                 4

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                  Three months ended March 31, 1999 and 1998                                                 5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                           6


Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                         10


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             19

Item 2.       Changes in Securities                                                                         22

Item 3.       Defaults Upon Senior Securities                                                               22

Item 4.       Submission of Matters to a Vote of Security Holders                                           22

Item 5.       Other Information                                                                             22

Item 6.       Exhibits and Reports on Form 8-K                                                              22


Signature                                                                                                   23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              STATION CASINOS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                           MARCH 31,         DECEMBER 31,
                                                                                              1999               1998
                                                                                          -----------        ------------
                                      ASSETS
Current assets:
    Cash and cash equivalents .....................................................       $    50,985        $    59,040
    Cash - restricted for payment of long-term debt - defeased January 4, 1999 ....               -              202,383
    Accounts and notes receivable, net ............................................            11,202             18,372
    Inventories ...................................................................             5,435              5,466
    Prepaid gaming taxes ..........................................................             8,405              8,908
    Prepaid expenses and other ....................................................            14,325             11,767
                                                                                          -----------        ------------
        Total current assets ......................................................            90,352            305,936

Property and equipment, net .......................................................         1,153,604          1,147,890
Land held for development .........................................................            17,022             17,009
Other assets, net .................................................................            59,718             63,096
                                                                                          -----------        ------------
        Total assets ..............................................................       $ 1,320,696        $ 1,533,931
                                                                                          -----------        ------------
                                                                                          -----------        ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt .............................................       $    11,461        $    13,323
    Accounts payable ..............................................................            14,740             18,636
    Accrued payroll and related ...................................................            27,744             25,081
    Construction contracts payable ................................................             9,076             10,399
    Accrued interest payable ......................................................            16,422             15,306
    Accrued expenses and other current liabilities ................................            40,208             42,110
                                                                                          -----------        ------------
        Total current liabilities .................................................           119,651            124,855

Long-term debt, less current portion ..............................................           928,828            946,308
9 5/8% Senior subordinated notes - defeased January 4, 1999 .......................               -              187,635
Deferred income taxes, net ........................................................             6,378              5,372
                                                                                          -----------        ------------
        Total liabilities .........................................................         1,054,857          1,264,170
                                                                                          -----------        ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $.01; authorized 5,000,000 shares; 2,070,000
       convertible preferred shares issued and outstanding ........................           103,500            103,500
    Common stock, par value $.01; authorized 90,000,000 shares;
       35,312,192 shares issued and outstanding ...................................               353                353
    Additional paid-in capital ....................................................           167,216            167,216
    Deferred compensation - restricted stock ......................................               (36)              (159)
    Accumulated deficit ...........................................................            (5,194)            (1,149)
                                                                                          -----------        ------------
        Total stockholders' equity ................................................           265,839            269,761
                                                                                          -----------        ------------
        Total liabilities and stockholders' equity ................................       $ 1,320,696        $ 1,533,931
                                                                                          -----------        ------------
                                                                                          -----------        ------------

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                              STATION CASINOS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      1999             1998
                                                                   ----------       ----------
Operating revenues:
    Casino ..................................................       $ 186,124        $ 163,975
    Food and beverage .......................................          36,121           33,506
    Room ....................................................          10,744            9,638
    Other ...................................................          14,400           12,261
                                                                    ---------        ---------
         Gross revenues .....................................         247,389          219,380
    Promotional allowances ..................................         (17,458)         (14,579)
                                                                    ---------        ---------
         Net revenues .......................................         229,931          204,801
                                                                    ---------        ---------

Operating costs and expenses:
    Casino ..................................................          89,088           79,600
    Food and beverage .......................................          22,419           22,302
    Room ....................................................           3,855            3,460
    Other ...................................................           6,988            5,433
    Selling, general and administrative .....................          49,043           45,074
    Corporate expense .......................................           4,825            4,230
    Depreciation and amortization ...........................          17,937           17,018
                                                                    ---------        ---------
                                                                      194,155          177,117
                                                                    ---------        ---------
Operating income ............................................          35,776           27,684
                                                                    ---------        ---------

Other expense:
    Interest expense, net ...................................         (21,327)         (23,229)
    Merger and related legal costs ..........................          (1,250)             -
    Write off costs to elect REIT status ....................             -             (2,914)
    Other ...................................................            (202)          (1,769)
                                                                    ---------        ---------
                                                                      (22,779)         (27,912)
                                                                    ---------        ---------

Income (loss) before income taxes and extraordinary item ....          12,997             (228)
Income tax provision ........................................          (4,881)            (418)
                                                                    ---------        ---------

Income (loss) before extraordinary item .....................           8,116             (646)

Extraordinary item - loss on early retirement of debt, net of
    applicable income tax benefit ...........................         (10,350)          (2,042)
                                                                    ---------        ---------
Net loss ....................................................          (2,234)          (2,688)
Preferred stock dividends ...................................          (1,811)          (1,811)
                                                                    ---------        ---------

Net income (loss) applicable to common stock ................       $  (4,045)       $  (4,499)
                                                                    ---------        ---------
                                                                    ---------        ---------

Basic and diluted earnings (loss) per common share:
    Earnings (loss) applicable to common stock, before
    extraordinary item
        Basic ...............................................       $    0.18        $   (0.07)
        Diluted .............................................       $    0.18        $   (0.07)
    Earnings (loss) applicable to common stock
        Basic ...............................................       $   (0.11)       $   (0.13)
        Diluted .............................................       $   (0.11)       $   (0.13)

Weighted average common shares outstanding
        Basic ...............................................          35,312           35,309
        Diluted .............................................          35,726           35,309

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                             STATION CASINOS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (amounts in thousands)
                                 (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                 1999              1998
                                                                                               ---------        ---------
Cash flows from operating activities:
Net loss ...............................................................................       $  (2,234)       $  (2,688)
                                                                                               ---------        ---------
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization ......................................................          17,937           17,018
    Amortization of debt discount and issuance costs ...................................             679            6,443
    Loss on early retirement of debt ...................................................          15,923            2,668
    Write off of expired land options ..................................................             -              5,011
    Write off of costs to elect REIT status ............................................             -              2,914
    Decrease in deferred income taxes ..................................................          (1,543)            (235)
    Changes in assets and liabilities:
      Decrease in accounts and notes receivable, net ...................................           7,170            3,758
      Decrease in inventories and prepaid expenses and other current assets ............             519            2,204
      (Decrease) increase in accounts payable ..........................................          (3,896)             736
      Increase in accrued expenses and other current liabilities .......................           3,425            2,895
    Other, net .........................................................................            (340)          (9,095)
                                                                                               ---------        ---------
                        Total adjustments ..............................................          39,874           34,317
                                                                                               ---------        ---------
              Net cash provided by operating activities ................................          37,640           31,629
                                                                                               ---------        ---------

Cash flows from investing activities:
    Capital expenditures ...............................................................         (23,919)          (9,029)
    Proceeds from sale of property and equipment .......................................             438            4,925
    Decrease in construction contracts payable .........................................          (1,323)          (2,009)
    Other, net .........................................................................             147           (4,185)
                                                                                               ---------        ---------
              Net cash used in investing activities ....................................         (24,657)         (10,298)
                                                                                               ---------        ---------

Cash flows from financing activities:
    (Payments) borrowings under bank facility, net .....................................         (14,000)          94,000
    Payments under Sunset loan agreement, net ..........................................             -           (110,000)
    Principal payments on notes payable ................................................          (5,465)          (3,649)
    Defeasance of 9 5/8% senior subordinated notes .....................................        (201,670)             -
    Dividends paid .....................................................................          (1,811)          (1,811)
    Other, net .........................................................................            (475)          (3,375)
                                                                                               ---------        ---------
              Net cash used in financing activities ....................................        (223,421)         (24,835)
                                                                                               ---------        ---------

Cash and cash equivalents:
    Decrease in cash and cash equivalents ..............................................        (210,438)          (3,504)
    Balance, beginning of period .......................................................         261,423           53,662
                                                                                               ---------        ---------
    Balance, end of period .............................................................       $  50,985        $  50,158
                                                                                               ---------        ---------
                                                                                               ---------        ---------

Supplemental cash flow disclosures:
    Cash paid for interest, net of amounts capitalized .................................       $  19,554        $  19,570
    Cash paid for income taxes .........................................................       $   1,501        $     -

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

         The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), Texas Station, Inc. ("Texas Station"), Sunset Station, Inc. ("Sunset Station"), St. Charles Riverfront Station, Inc. ("Station Casino St. Charles"), Kansas City Station Corporation ("Station Casino Kansas City"), Southwest Gaming Services, Inc. ("SGSI"), and Tropicana Station, Inc., the operator of the Wild Wild West Gambling Hall ("Wild Wild West"), which opened in July 1998. The Company also owns a 50% interest in Town Center Amusements, Inc., d.b.a. Barley's Casino & Brewing Company ("Barley's"). All significant intercompany accounts and transactions have been eliminated.

         The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998.

         Certain amounts in the three months ended March 31, 1998 consolidated financial statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on net income.

                              STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

                                                                                      March 31,        December 31,
                                                                                        1999              1998
                                                                                   -------------     --------------
Amended and restated reducing revolving credit facility and term loan (the
    "Amended Bank Facility"), secured by substantially all of the assets of
    Palace Station, Boulder Station, Texas Station, Sunset Station, Station
    Casino St. Charles and Station Casino Kansas City, $350.0 million limit at
    March 31, 1999 on the revolving facility, reducing quarterly by varying amounts until September 2003 when the remaining principal balance is due, interest at a margin above the bank's prime rate or the Eurodollar Rate
    (7.33% at March 31, 1999), $75.0 million limit at March 31, 1999 on the term loan, amortizing quarterly by $187,500 through December 2004, then by $17.8 million each quarter thereafter until maturity on December 31, 2005, interest at 3.25% above the Eurodollar Rate
    (8.33% at March 31, 1999)...................................................   $    365,000      $     379,000
8 7/8% senior subordinated notes, payable interest only semi-annually,
    principal due December 1, 2008..............................................        199,900            199,900
9 3/4% senior subordinated notes, payable interest only semi-annually, principal due April 15, 2007, net of unamortized discount of $5.0 million
    at March 31, 1999...........................................................        145,012            144,914
10 1/8% senior subordinated notes, payable interest only semi-annually, principal due March 15, 2006, net of unamortized discount of $1.0
    million at March 31, 1999...................................................        197,006            196,981
Other long-term debt, collateralized by various assets, including slot machines, furniture and equipment, and land, monthly installments
    including interest ranging from 6.93% to 9.75% at March 31, 1999............         33,371             38,836
                                                                                   -------------     --------------
           Total long-term debt.................................................        940,289            959,631
Current portion of long-term debt...............................................        (11,461)           (13,323)
                                                                                   -------------     --------------
           Total long-term debt, less current portion...........................        928,828            946,308

9 5/8% senior subordinated notes, net of unamortized discount of $5.4 million
    at December 31, 1998, defeased January 4, 1999..............................           -               187,635
                                                                                   -------------     --------------
           Total................................................................   $    928,828      $   1,133,943
                                                                                   -------------     --------------
                                                                                   -------------     --------------

         In December 1998, the Company completed an offering of $199.9 million of senior subordinated notes due in December 2008, that have equal priority with the Company's other senior subordinated notes. The $199.9 million senior subordinated notes bear interest payable semi-annually, at a rate of 8 7/8% per year. At December 31, 1998, the Company had deposited the net proceeds from the sale of the 8 7/8% Notes and a portion of the funds borrowed under the Amended Bank Facility in a separate trust account with the trustee under the indenture relating to the 9 5/8% Notes to redeem and to pay accrued interest and redemption premiums related to the 9 5/8% Notes on the redemption date. The redemption occurred on January 4, 1999. The Company recorded an extraordinary charge of $10.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the notes.

                              STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       LONG-TERM DEBT (CONTINUED)

         In November 1998, the Company secured a $425.0 million bank credit facility which amended the Company's existing reducing revolving credit facility and repaid a supplemental facility which had been obtained in September 1998. The Amended Bank Facility consists of three secured tranches. Two revolving tranches constitute a reducing revolving credit facility (the "Revolving Facility") which provides for borrowings up to an aggregate principal amount of $350.0 million and the third tranche constitutes a $75.0 million term loan (the "Term Loan"). The availability under the Revolving Facility will reduce by $7.0 million on September 30, 1999; by $12.25 million on each of December 31, 1999, March 31, 2000 and June 30, 2000; by $14.0 million on September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001; and by $17.5 million on each fiscal quarter end thereafter. The Term Loan matures on December 31, 2005 and amortizes in installments of $187,500 on each fiscal quarter end from March 31, 2000 until and including December 31, 2004 and of $17.8 million on each fiscal quarter end thereafter. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Amended Bank Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of average quarterly adjusted funded debt to net income before interest, taxes, depreciation and amortization adjusted for non-recurring gains and losses and preopening expenses, if any ("Adjusted EBITDA"). As of March 31, 1999, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.25%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for alternate base rate borrowings is 1.50%. The maximum fee for the unfunded portion of the Revolving Facility is 0.50% multiplied by the average of the unfunded portion of the Revolving Facility. The interest rate on the Term Loan is 3.25% above the Eurodollar Rate.

         The Amended Bank Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.40 to 1.00 until and including March 31, 1999 and for each quarter thereafter, 1.50 to 1.00, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of March 31, 1999, the Borrowers combined funded debt to Adjusted EBITDA ratio was 2.04 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended March 31, 1999 was 1.90 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station ($10 million plus 95% of net income determined as of the end of each fiscal quarter with no reduction for net losses) and certain restrictions on distributions of cash from Palace Station to the Company. As of March 31, 1999, Palace Station's tangible net worth exceeded the requirement by approximately $8.7 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

         In addition, the Amended Bank Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant of $265.0 million (adjusted upward for 95% of cumulative net income (without deduction for any net loss) and 100% of capital stock issuances and downward for certain capital stock repurchases, preferred stock dividends, or certain permissible asset dispositions, required write down of assets and preopening expense, if any) and a consolidated funded debt to Adjusted EBITDA ratio of no more than 5.45 to 1.00 on March 31, 1999 and reducing quarterly to 4.00 to 1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Amended Bank Facility also prohibits the Company from holding cash and cash equivalents in excess of

                              STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       LONG-TERM DEBT (CONTINUED)

the sum of the amounts necessary to make the next scheduled interest or dividend payments on the Company's senior subordinated notes and preferred stock, the amounts necessary to fund casino bankroll in the ordinary course of business, any amount required to be held by the Company or any restricted subsidiary by any gaming boards, and $2.0 million. As of March 31, 1999, the Company's consolidated funded debt to Adjusted EBITDA ratio was 4.74 to
1.00. The Company has pledged the stock of all of its subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval (which is expected to be obtained). The Company and the Guarantors waive certain defenses and rights including rights of subrogation and reimbursement. The Amended Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and a change of control default (which definition is substantially similar to the definition of Change of Control Triggering Event in the indentures governing the senior subordinated notes).

3.       OTHER MATTERS

         PALACE STATION FIRE AND FLOOD

         On July 20, 1998, Palace Station suffered damage to its casino and hotel tower as a result of a thunderstorm in the Las Vegas Valley. In November 1998, repairs were completed to the casino and all of the rooms in the 21-story hotel tower became fully functional. Losses associated with the property damage and business interruption were covered under the Company's insurance policies. During the quarter ended March 31, 1999, the Company received its final payment from its insurance company on these claims.

4.       COMMITMENTS AND CONTINGENCIES

         SETTLEMENT OF CRESCENT LITIGATION

         On April 14, 1999, the Company announced that it has settled its lawsuits with Crescent Real Estate Equities, Inc. ("Crescent") arising out of the proposed merger of the two companies, which was terminated in August 1998. Under the terms of the settlement agreement, Crescent has paid the Company $15 million, and the parties have released each other from claims. The settlement payment was received on April 22, 1999.

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

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
1.       OVERVIEW

The following table highlights the results of operations for the Company and its subsidiaries (dollars in thousands):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------       PERCENT
                                                        1999            1998           CHANGE
                                                     -----------     -----------     ----------
NET REVENUES - TOTAL                                 $   229,931     $   204,801        12.3%
     Nevada Operations (a)                               141,189         128,946         9.5%
     Missouri Operations (a)                              78,356          70,426        11.3%
     Other                                                10,386           5,429        91.3%

OPERATING INCOME (LOSS) - TOTAL                      $    35,776     $    27,684        29.2%
     Nevada Operations (a)                                32,478          28,233        15.0%
     Missouri Operations (a)                               7,956           3,528       125.5%
     Other                                                (4,658)         (4,077)      (14.3%)

OPERATING MARGIN - TOTAL                                    15.6%           13.5%
     Nevada Operations (a)                                  23.0%           21.9%
     Missouri Operations (a)                                10.2%            5.0%

CASH FLOWS FROM:
     Operating activities                            $    37,640     $    31,629        19.0%

EBITDA (b) - TOTAL                                   $    53,713     $    44,702        20.2%
     Nevada Operations (a)                                42,013          37,129        13.2%
     Missouri Operations (a)                              15,683          11,151        40.6%
     Other                                                (3,983)         (3,578)      (11.3%)

EBITDA, AS ADJUSTED FOR THE SUNSET
EQUIPMENT LEASE (c) - TOTAL                          $    55,698     $    46,766        19.1%
     Nevada Operations (a)                                43,998          39,193        12.3%

(a) The Nevada Operations include the accounts of: Palace Station, Boulder Station, Texas Station and Sunset Station. The Missouri Operations include the accounts of: Station Casino St. Charles and Station Casino Kansas City.

(b) EBITDA consists of operating income plus depreciation and amortization. The Company believes that in addition to cash flows and net income, EBITDA is a useful financial performance measurement for assessing the operating performance of the Company. Together with net income and cash flows, EBITDA provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and incur capital expenditures. To evaluate EBITDA and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's operating performance, cannot be determined from EBITDA. Further, EBITDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or adjustments to such measures may calculate EBITDA, or such adjustments in the same manner as the Company, and therefore, the Company's measure of EBITDA may not be comparable to similarly titled measures used by other gaming companies.

(c) EBITDA, As adjusted for the Sunset equipment lease consists of EBITDA (described above) plus the rent related to the Sunset Station equipment lease.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.       RESULTS OF OPERATIONS

         CONSOLIDATED NET REVENUES

         The increase in consolidated net revenues for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is due to increasing revenues at all of the Company's properties, with the exception of Station Casino St. Charles, which declined 2.7% as a result of significant competition in the St. Louis market. Increased revenues at the Nevada Operations are partially a result of the completed master-planned expansions at Texas Station and Sunset Station, which were completed in February 1999 and November 1998, respectively.

         OPERATING INCOME/OPERATING MARGIN

         Consolidated operating income improved by $8.1 million in the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The only casino property experiencing a decline in operating income was Station Casino St. Charles, which experienced a $1.2 million decline primarily related to $1.4 million of costs related to ongoing dredging requirements and costs related to low-water levels. See "Legal Proceedings - Low Water Level at Station Casino St. Charles; EPA Investigation".

         Consolidated operating margin improved in the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, primarily due to operating margins at Station Casino Kansas City improving from 2.4% to 13.6%.

         The following table highlights the various sources of revenues and expenses for the Company as compared to prior periods (dollars in thousands, unaudited):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------      PERCENT
                                                        1999            1998           CHANGE
                                                     -----------     -----------     ----------
     Casino revenues                                     186,124         163,975        13.5%
     Casino expenses                                      89,088          79,600        11.9%
           MARGIN                                           52.1%           51.5%

     Food and beverage revenues                           36,121          33,506         7.8%
     Food and beverage expenses                           22,419          22,302         0.5%
           MARGIN                                           37.9%          33.4%

     Room revenues                                        10,744           9,638        11.5%
     Room expenses                                         3,855           3,460        11.4%
           MARGIN                                           64.1%           64.1%

     Other revenues                                       14,400          12,261        17.4%

     Selling, general and administrative                  49,043          45,074         8.8%
           PERCENT OF NET REVENUES                          21.3%           22.0%

     Corporate expense                                     4,825           4,230        14.1%
           PERCENT OF NET REVENUES                           2.1%            2.1%

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CASINO. Casino revenues increased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 as a result of the same factors affecting consolidated net revenues discussed above. Casino profit margin for the three months ended March 31, 1999 remained relatively consistent with results for the three months ended March 31, 1998.

         FOOD AND BEVERAGE. Food and beverage revenues for the three months ended March 31, 1999 increased 7.8% over food and beverage revenues for the three months ended March 31, 1998. This increase is primarily due to the completion of the expansion projects at Sunset Station and Texas Station, which were completed in November 1998 and February 1999, respectively.

         Food and beverage net profit margins improved to 37.9% for the three months ended March 31, 1999, from 33.4% in the prior year. This increase in margin is due to improvement at the Company's Nevada Operations, primarily as a result of continued focus on cost control, purchasing efficiencies, as well as selected menu price increases.

         ROOM. Room revenues for the three months ended March 31, 1999 increased 11.5% over room revenues for the three months ended March 31, 1998. This increase is primarily due to the opening of the Wild Wild West in July 1998, which contributed $0.6 million of room revenues in the three months ended March 31, 1999.

         The Company's room margin remained constant, as the Company's room expenses increased 11.4% in the three months ended March 31, 1999, over the prior year. The majority of this increase is also due to the opening of the Wild Wild West, as mentioned above, which added $0.3 million of room expense in the three months ended March 31, 1999. The Company-wide room occupancy decreased to 91% from 93%, while the average daily room rate increased to $54 from $52.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). As a percent of net revenues, SG&A decreased to 21.3% in the three months ended March 31, 1999, as compared to 22.0% for the three months ended March 31, 1998. This decrease is due primarily to the fine tuning of operations at Sunset Station and Station Casino Kansas City. In the Company's experience, when a new property opens, SG&A as a percent of net revenues is higher than normal, and reduces as the property's operations mature.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.9 million in the three months ended March 31, 1999 to $17.9 million as compared to $17.0 million in the three months ended March 31, 1998. This increase is a result of the completion of expansion projects at Sunset Station and Texas Station, which were completed in November 1998 and February 1999, respectively.

         INTEREST EXPENSE, NET. Interest costs incurred (expensed and capitalized) decreased 6.5% to $21.9 million for the three months ended March 31, 1999, from $23.4 million in the prior year. This decrease is due to a reduction in average interest rates to 8.9% from 9.7% in the prior year. This decrease is partially offset by an increase in total debt.

         During the three months ended March 31, 1999, the Company recorded an extraordinary charge of $10.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the 9 5/8% senior subordinated notes, which were repaid on January 4, 1999.

3.       LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1999, the Company's sources of capital included cash flows from operating activities of $37.6 million. At March 31, 1999, the Company had total available borrowings of $425.0 million under the Amended Bank Facility, of which $365.0 million were outstanding,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and $51.0 million in cash and cash equivalents. Total available borrowings under the Amended Bank Facility will reduce to $418.0 million on September 30, 1999.

         During the three months ended March 31, 1999, total capital expenditures were approximately $23.9 million, of which approximately (i) $16.2 million was associated with the expansion project at Texas Station, and (ii) $7.7 million was associated with maintenance capital expenditures and various other projects.

         The Company's primary capital requirements during the remainder of fiscal year 1999 are expected to include (i) the payment of construction contracts payable of approximately $9.1 million as of March 31, 1999, (ii) maintenance capital expenditures, and (iii) principal and interest payments on indebtedness. The Company previously commenced construction of an expansion project at Station Casino St. Charles (the "St. Charles Expansion Project"). As of December 31, 1997, construction on the project and all related capitalized interest has ceased. In the event the Company determines that it will not complete the project it may be required to recognize an impairment loss. As of March 31, 1999, approximately $169.0 million had been incurred related to the St. Charles Expansion Project.

         The Company believes that cash flows from operations, borrowings under the Amended Bank Facility (see Note 2), vendor and lease financing of equipment, and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during the remainder of fiscal year 1999. The Company, however, continually is evaluating its financing needs. If more attractive financing alternatives become available to the Company, the Company may amend its financing plans assuming such financing would be permitted under its existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-up Activities." The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998, and require that the costs associated with start-up activities (including preopening costs of casinos) be expensed as incurred.

         YEAR 2000 READINESS

         APPROACH

         The Company has established a task force to coordinate the Company's response to the Year 2000. This task force, which reports to the Company's Chief Financial Officer, is led by the Vice President of Information Technology. The Company also engaged an outside consultant which assisted the Company in establishing an approach to dealing with the Year 2000 issue, and the Company is in the process of implementing a Year 2000 compliance program at the Company's properties. The program consists of the following phases:

    - Phase 1. Compilation of an inventory of information technology ("IT") and non-IT systems that may be sensitive to the Year 2000 problem.

    - Phase 2. Identification and prioritization of the critical systems from the systems inventory compiled in Phase 1 and inquiries of third parties with whom the Company does significant business (i.e. vendors and suppliers) as to the state of their Year 2000 readiness.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    - Phase 3. Analysis of critical systems to determine which systems are not Year 2000 compliant and evaluation of the costs to repair or replace those systems.

    - Phase 4. Repair or replace noncompliant systems and testing of those systems for which a representation as to Year 2000 compliance has not been received or for which a representation was received but has not been confirmed.

         STATUS

         Phases 1 and 2 are substantially complete, though the Company has not received all responses to inquiries of significant third parties as to their Year 2000 readiness. Phases 3 and 4 are ongoing and will continue through the first three quarters of the calendar 1999. It is the Company's goal to have this project completed by September 1999. Based upon the analysis conducted to date, the Company believes all of the major critical systems at the Company's properties are currently compliant or will be compliant by September 1999. The only significant aspect of the Company's Year 2000 compliance, which has been identified to date, is the need to replace older computers and software packages whose systems are not Year 2000 compatible.

         COSTS

         The total cost to the Company of making the Company's systems Year 2000 compliant is currently estimated to be in the range of $2 million to $3 million. Of that amount the Company has incurred approximately $1.1 million as of March 31, 1999. The Company is, however, still in the process of identifying non-compliant systems and the cost of replacing or repairing such systems, so the actual cost of making the Company's systems Year 2000 compliant may be materially greater than the amount the Company currently estimates. The majority of this cost relates to the acquisition of new computer hardware to replace the systems noted above and the purchase of new software to replace non-compliant software. These costs will be capitalized and depreciated over their expected useful life. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of the Company's Year 2000 project, are being expensed as incurred and are likewise included in the cost estimated above.

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

         AMENDED BANK FACILITY

         In November 1998, the Company secured a $425.0 million bank credit facility which amended the Company's existing reducing revolving credit facility and repaid a supplemental facility which had been obtained in September 1998. The Amended Bank Facility consists of three secured tranches. Two revolving tranches constitute a reducing revolving credit facility (the "Revolving Facility") which provides for borrowings up to an aggregate principal amount of $350.0 million and the third tranche constitutes a $75.0 million term loan (the "Term Loan"). The availability under the Revolving Facility will reduce by $7.0 million on September 30, 1999; by $12.25 million on each of December 31, 1999, March 31, 2000 and June 30, 2000; by $14.0 million on September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001; and by $17.5 million on each fiscal quarter end thereafter. The Term Loan matures on December 31, 2005 and amortizes in installments of $187,500 on each fiscal quarter end from March 31, 2000 until and including December 31, 2004 and of $17.8 million on each fiscal quarter end thereafter. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Amended Bank Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of average quarterly adjusted funded debt to net

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

income before interest, taxes, depreciation and amortization adjusted for non-recurring gains and losses and preopening expenses, if any ("Adjusted EBITDA"). As of March 31, 1999, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.25%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for alternate base rate borrowings is 1.50%. The maximum fee for the unfunded portion of the Revolving Facility is 0.50% multiplied by the average of the unfunded portion of the Revolving Facility. The interest rate on the Term Loan is 3.25% above the Eurodollar Rate.

         The Amended Bank Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.40 to 1.00 until and including March 31, 1999 and for each quarter thereafter, 1.50 to 1.00, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of March 31, 1999, the Borrowers combined funded debt to Adjusted EBITDA ratio was 2.04 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended March 31, 1999 was 1.90 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station ($10 million plus 95% of net income determined as of the end of each fiscal quarter with no reduction for net losses) and certain restrictions on distributions of cash from Palace Station to the Company. As of March 31, 1999, Palace Station's tangible net worth exceeded the requirement by approximately $8.7 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

         In addition, the Amended Bank Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant of $265.0 million (adjusted upward for 95% of cumulative net income (without deduction for any net loss) and 100% of capital stock issuances and downward for certain capital stock repurchases, preferred stock dividends, or certain permissible asset dispositions, required write down of assets and preopening expense, if any) and a consolidated funded debt to Adjusted EBITDA ratio of no more than 5.45 to 1.00 on March 31, 1999 and reducing quarterly to 4.00 to 1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Amended Bank Facility also prohibits the Company from holding cash and cash equivalents in excess of the sum of the amounts necessary to make the next scheduled interest or dividend payments on the Company's senior subordinated notes and preferred stock, the amounts necessary to fund casino bankroll in the ordinary course of business, any amount required to be held by the Company or any restricted subsidiary by any gaming boards, and $2.0 million. As of March 31, 1999, the Company's consolidated funded debt to Adjusted EBITDA ratio was 4.74 to 1.00. The Company has pledged the stock of all of its subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval (which is expected to be obtained). The Company and the Guarantors waive certain defenses and rights including rights of subrogation and reimbursement. The Amended Bank Facility contains customary events of default and remedies and is cross-defaulted to the Company's senior subordinated notes and a change of control default (which definition is substantially similar to the definition of Change of Control Triggering Event in the indentures governing the senior subordinated notes).

         SENIOR SUBORDINATED NOTES

         The Company has $541.9 million, net of unamortized discount of $6.0 million, of senior subordinated notes outstanding as of March 31, 1999, $197.0 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year, $145.0 million of the notes bear interest, payable semi-annually, at a rate of 9 3/4% per year and $199.9 million of the notes bear interest, payable semi-annually,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

at a rate of 8 7/8% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants which prohibit the Company and its subsidiaries from incurring indebtedness (including capital leases) other than (a) non-recourse debt for certain specified subsidiaries, (b) certain equipment financings, (c) the Notes, (d) up to $15 million of additional indebtedness,
(e) additional indebtedness if, after giving effect thereto, a 2.00 to 1.00 pro forma Consolidated Coverage Ratio (as defined) has been met, (f) Permitted Refinancing Indebtedness (as defined), (g) borrowings under the Bank Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters and (h) certain other indebtedness. At March 31, 1999, the Company's Consolidated Coverage Ratio was 2.13 to 1.00. In addition, the Indentures prohibit the Company from paying dividends on any of its capital stock unless at the time of and after giving effect to such dividends, among other things, the aggregate amount of all Restricted Payments and Restricted Investments (as defined in the Indentures, and which include any dividends on any capital stock of the Company) do not exceed the sum of (i) 50% of Cumulative Consolidated Net Income (as defined) of the Company (less 100% of any consolidated net losses), (ii) certain net proceeds from the sale of equity securities of the Company, and (iii) $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures may significantly affect the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

         SUNSET OPERATING LEASE

         The Company has entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of $40 million, dated as of September 25, 1996 (the "Sunset Operating Lease") between the Company and First Security Trust Company of Nevada. The Sunset Operating Lease expires in October 2000 and carries a lease rate of 225 basis points above the Eurodollar Rate. A total of $35.7 million of this facility has been drawn and no further draws pursuant to the lease will be made. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with financial terms substantially similar to the Sunset Operating Lease. The Company currently incurs approximately $2.0 million of rent expense per quarter related to this lease. In the event that Sunset Station elects to purchase the Equipment, the Company has provided a funding commitment up to the amount necessary for such purchase. The Company has an option to purchase the equipment for $29.2 million at March 31, 1999. This amount reduces throughout the term of the lease to $21.4 million at October 2000.

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

         COMMON STOCK

         The Company is authorized to issue up to 90,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 35,312,192 shares of which were issued and outstanding as of March 31, 1999. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

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

         PREFERRED STOCK

         The Company is authorized to issue up to 5,000,000 shares of its preferred stock, $0.01 par value per share (the "Preferred Stock"). As of March 31, 1999, 2,070,000 shares of $3.50 Convertible Preferred Stock (the "Convertible Preferred Stock") have been issued and are outstanding, all of which the Company will call for redemption on June 14, 1999. The Board of Directors, without further action by the holders of Common Stock or the Convertible Preferred Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock or the Convertible Preferred Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CONVERTIBLE PREFERRED STOCK

         Each of the Convertible Preferred Stock shares outstanding, have a liquidation preference of $50.00 per share plus an amount equal to any accumulated and unpaid dividends at the annual rate of $3.50 per share, or 7.0% of such liquidation preference. Such dividends accrue and are cumulative from the date of issuance and are payable quarterly. The Convertible Preferred Stock is convertible at the option of the holder thereof at any time, unless previously redeemed, into shares of Common Stock at an initial conversion rate of 3.2573 shares of Common Stock for each share of Convertible Preferred Stock, subject to adjustment in certain circumstances. The Company may reduce the conversion price of the Convertible Preferred Stock by any amount for any period of at least 20 days, so long as the decrease is irrevocable during such period. The Convertible Preferred Stock is redeemable, at the option of the Company, in whole or in part, for shares of Common Stock, at any time after March 15, 1999, initially at a price of $52.45 per share of Convertible Preferred Stock, and thereafter at prices decreasing annually to $50.00 per share of Convertible Preferred Stock on and after March 15, 2006, plus accrued and unpaid dividends. The Company notified holders of such stock that it will call all such shares for redemption on June 14, 1999. The Common Stock to be issued is determined by dividing the redemption price by the lower of the average daily closing price for the Company's Common Stock for the 20 trading days preceding the first business day preceding the date of the redemption notice or the closing price of the Company's Common Stock on the first business day preceding the date of the redemption notice. Any fractional shares would be paid in cash. There is no mandatory sinking fund obligation with respect to the Convertible Preferred Stock. The holders of the Convertible Preferred Stock do not have any voting rights, except as required by applicable law and in connection with certain extraordinary events and except that, among other things, whenever accrued and unpaid dividends on the Convertible Preferred Stock are equal to or exceed the equivalent of six quarterly dividends payable on the Convertible Preferred Stock, the holders of the Convertible Preferred Stock, voting separately as a class with the holders of any other series of parity stock upon which like voting rights have been conferred and are exercisable, will be entitled to elect two directors to the Board of Directors until dividend arrearage has been paid or amounts have been set apart for such payment. The Convertible Preferred Stock is senior to the Common Stock with respect to dividends and upon liquidation, dissolution or winding-up.

FORWARD-LOOKING STATEMENTS

         When used in this report and elsewhere by management from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements with respect to the financial condition, results of operations and the business of the Company and its subsidiaries including the expansion, development and acquisition projects, legal proceedings and employee matters of the Company and its subsidiaries. Certain important factors, including but not limited to, competition from other gaming operations, leverage, construction risks, the inherent uncertainty and costs associated with litigation, and licensing and other regulatory risks, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. Further information on potential factors which could affect the financial condition, results of operations and business of the Company and its subsidiaries including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters of the Company and its subsidiaries are included in the filings of the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

PART II -         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the Company.

         POULOS/AHEARN CASE

         On April 26, 1994, a suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et al., as class representative, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et al., as class representative, in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel/casino companies. The lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court for the District of Nevada. On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff, Larry Schreier, et. al, as class representative, in the United States District Court for the District of Nevada, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot machines, including the Company. Motions to dismiss the Poulos/Ahearn and Schreier cases were filed by defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996. On May 31, 1996, an Amended Complaint was filed, naming William H. Poulos, et. al, as plaintiff. Defendants filed a motion to dismiss. On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to dismiss the Amended Complaint. In December 1996, the Court consolidated the Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants' Motions to Dismiss the Amended Complaints. The plaintiffs filed a Consolidated Amended Complaint on February 13, 1997. On or about December 19, 1997, the Court issued formal opinions granting in part and denying in part the defendants' motion to dismiss. In so doing, the Court ordered plaintiffs to file an amended complaint in accordance with the Court's orders in January of 1998. Accordingly, plaintiffs amended their complaint and filed it with the United Stated District Court for the District of Nevada in February 1998. The Company and all other defendants continue to deny the allegations contained in the amended complaint filed on behalf of plaintiffs. The plaintiffs are seeking compensatory, special, consequential, incidental, and punitive damages in unspecified amounts. The defendants have committed to vigorously defend all claims and allegations contained in the consolidated action. The parties have fully briefed the issues regarding class certification, which are currently pending before the court. The discovery stay remains in effect pending resolution of these issues. The Company does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

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

         The Company has taken steps and intends to take further steps to remedy the problems caused by the low water level. These further steps include dredging material from under the barges and constructing a sheet metal wall to divert silt and debris and keep it from building up under the barges. The Company does not expect the cost of these remedial activities to be material, although there can be no assurance that such costs will not exceed the Company's expectations. Dredging and construction activities generally require permits from the United States Army Corps of Engineers. The Company has received certain permits to begin dredging activities. The Company is in the process of applying for additional permits which will allow it to dredge more efficiently than the current permit. There can be no assurance that the United States Army Corps of Engineers will grant such permits or that they will be granted on a timely basis. If there is a significant delay in the Company receiving the required permits and the low water level returns, the Company could be forced to close the facility. The Company's ability to receive the required permits could be adversely affected by the investigation described below.

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

         SETTLEMENT OF CRESCENT LITIGATION

         On April 14, 1999, the Company announced that it has settled its lawsuits with Crescent Real Estate Equities, Inc. ("Crescent") arising out of the proposed merger of the two companies, which was terminated in August 1998. Under the terms of the settlement agreement, Crescent has paid the Company $15 million, and the parties have released each other from claims. The settlement payment was received on April 22, 1999.

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

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits -

         Exhibit
         Number
         -------
         27        Financial Data Schedule

(b)      Reports on Form 8-K -

    On January 26, 1999, the Company filed a current report on Form 8-K dated January 21, 1999. The Company reported under Item 5 the results of its operations for the third fiscal quarter ended December 31, 1998. The Company also reported under Item 7 the financial statements and exhibits for the third fiscal quarter ended December 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Station Casinos, Inc.,
                                                Registrant



DATE:  May 14, 1999                              /S/ GLENN C. CHRISTENSON
                                                 --------------------------
                                                 Glenn C. Christenson,
                                                 Executive Vice President,
                                                 Chief Financial Officer, and
                                                 Chief Administrative Officer
                                                 (Principal Accounting Officer)