Form 10-Q
period 1999-06-30
STATION CASINOS INC
filed 1999-08-13
CIK 898660

==============================================================================

                                    [LOGO]
==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1999


                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

Commission file number 000-21640

                              STATION CASINOS, INC.
             (Exact name of registrant as specified in its charter)

              NEVADA                                    88-0136443
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
   of incorporation or organization)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  -----  ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                            OUTSTANDING AT JULY 30, 1999
    ---------------------------                 ----------------------------
    Common stock, $.01 par value                        42,102,266

                              STATION CASINOS, INC.
                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited) -
                  June 30, 1999 and December 31, 1998                                                        3

                  Condensed Consolidated Statements of Operations (unaudited) -
                  Three and Six months ended June 30, 1999 and 1998                                          4

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                  Six months ended June 30, 1999 and 1998                                                    5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                           6


Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                         10


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             19

Item 2.       Changes in Securities                                                                         22

Item 3.       Defaults Upon Senior Securities                                                               22

Item 4.       Submission of Matters to a Vote of Security Holders                                           22

Item 5.       Other Information                                                                             22

Item 6.       Exhibits and Reports on Form 8-K                                                              22


Signature                                                                                                   23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              STATION CASINOS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                              JUNE 30,          DECEMBER 31,
                                                                                                1999                1998
                                                                                          -----------------   -----------------
                                     ASSETS
Current assets:
    Cash and cash equivalents.........................................................    $        52,463     $          59,040
    Cash - restricted for payment of long-term debt - defeased January 4, 1999                           -              202,383
    Accounts and notes receivable, net................................................              10,412               18,372
    Inventories.......................................................................               5,234                5,466
    Prepaid gaming taxes..............................................................              11,773                8,908
    Prepaid expenses and other........................................................              18,275               11,767
                                                                                          -----------------   -----------------
        Total current assets..........................................................              98,157              305,936

Property and equipment, net...........................................................           1,142,983            1,147,890
Land held for development.............................................................              17,028               17,009
Other assets, net.....................................................................              63,950               63,096
                                                                                          -----------------   -----------------
        Total assets..................................................................    $       1,322,118   $       1,533,931
                                                                                          =================   =================

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt.................................................    $           9,660   $          13,323
    Accounts payable..................................................................               13,807              18,636
    Accrued payroll and related.......................................................               32,641              25,081
    Construction contracts payable....................................................                6,610              10,399
    Accrued interest payable..........................................................               13,307              15,306
    Accrued expenses and other current liabilities....................................               58,529              42,110
                                                                                          -----------------   -----------------
        Total current liabilities.....................................................              134,554             124,855

Long-term debt, less current portion..................................................              886,502             946,308
      9 5/8% Senior subordinated notes - defeased January 4, 1999.....................                    -             187,635
Deferred income taxes, net............................................................               12,822               5,372
                                                                                          -----------------   -----------------
        Total liabilities.............................................................            1,033,878           1,264,170
                                                                                          -----------------   -----------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $.01; authorized 5,000,000 shares; 0 and
       2,070,000 convertible preferred shares issued and outstanding..................                   -              103,500
    Common stock, par value $.01; authorized 90,000,000 shares;
       42,094,378 and 35,312,192 shares issued and outstanding........................                  421                 353
    Additional paid-in capital........................................................              271,441             167,216
    Deferred compensation - restricted stock..........................................                  (20)               (159)
    Retained earnings (accumulated deficit)...........................................               16,398              (1,149)
                                                                                          -----------------   -----------------
        Total stockholders' equity....................................................              288,240             269,761
                                                                                          -----------------   -----------------
        Total liabilities and stockholders' equity....................................    $       1,322,118   $       1,533,931
                                                                                          =================   =================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              STATION CASINOS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                          JUNE 30,
                                                                 1999              1998              1999             1998
                                                             --------------   ---------------   ---------------  ---------------
Operating revenues:
    Casino................................................   $      190,724   $       165,367   $       376,848  $       329,342
    Food and beverage.....................................           35,305            34,213            71,426           67,719
    Room..................................................           10,399             9,695            21,143           19,333
    Other.................................................           15,687            12,535            30,087           24,796
                                                             --------------   ---------------   ---------------  ---------------
         Gross revenues...................................          252,115           221,810           499,504          441,190
    Promotional allowances................................          (16,744)          (15,560)          (34,202)         (30,139)
                                                             --------------   ---------------   ---------------  ---------------
         Net revenues.....................................          235,371           206,250           465,302          411,051
                                                             --------------   ---------------   ---------------  ---------------
Operating costs and expenses:
    Casino................................................           87,715            80,201           176,803          159,801
    Food and beverage.....................................           22,655            21,100            45,074           43,402
    Room..................................................            4,012             3,707             7,867            7,167
    Other.................................................            7,818             5,917            14,806           11,350
    Selling, general and administrative...................           47,896            45,170            96,939           90,244
    Corporate expense.....................................            5,644             3,468            10,469            7,698
    Depreciation and amortization.........................           18,079            17,508            36,016           34,526
                                                             --------------   ---------------   ---------------  ---------------
                                                                    193,819           177,071           387,974          354,188
                                                             --------------   ---------------   ---------------  ---------------

Operating income..........................................           41,552            29,179            77,328           56,863
                                                             --------------   ---------------   ---------------  ---------------

Other income (expense):
    Interest expense, net.................................          (21,058)          (22,410)          (42,385)         (45,639)
    Merger settlement, net of related legal costs.........           14,074                -             12,824              -
    Write-off costs to elect REIT status..................               -                 -                 -            (2,914)
    Other.................................................              (43)           (1,241)             (245)          (3,010)
                                                             --------------   ---------------   ---------------  ---------------
                                                                     (7,027)          (23,651)          (29,806)         (51,563)
                                                             --------------   ---------------   ---------------  ---------------

Income before income taxes and extraordinary item.........           34,525             5,528            47,522            5,300
Income tax provision......................................          (12,933)           (2,229)          (17,814)          (2,647)
                                                             --------------   ---------------   ---------------  ---------------

Income before extraordinary item..........................           21,592             3,299            29,708            2,653

Extraordinary item - loss on early retirement of debt,
    net of applicable income tax benefit..................               -                 -            (10,350)          (2,042)
                                                             --------------   ---------------   ---------------  ---------------

Net income................................................           21,592             3,299            19,358              611
Preferred stock dividends.................................              -            (1,811)           (1,811)          (3,622)
                                                             --------------   ---------------   ---------------  ---------------

     Net income (loss) applicable to common stock.........   $       21,592   $         1,488   $        17,547  $        (3,011)
                                                             ==============   ===============   ===============  ===============

Basic and diluted earnings (loss) per common share:
    Earnings (loss) applicable to common stock, before
    extraordinary item:
        Basic.............................................   $         0.58   $          0.04   $          0.77  $         (0.03)
        Diluted...........................................   $         0.50   $          0.04   $          0.69  $         (0.03)
    Earnings (loss) applicable to common stock:
        Basic.............................................   $         0.58   $          0.04   $          0.48  $         (0.09)
        Diluted...........................................   $         0.50   $          0.04   $          0.45  $         (0.09)

Weighted average common shares outstanding:
        Basic.............................................           37,121            35,312            36,222           35,310
        Diluted...........................................           43,214            35,312            42,818           35,310

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              STATION CASINOS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                                1999              1998
                                                                                            --------------   ---------------
Cash flows from operating activities:
Net income..............................................................................    $       19,358   $           611
                                                                                            --------------   ---------------
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................................            36,016            34,526
    Amortization of debt discount and issuance costs....................................             1,371             7,901
    Loss on early retirement of debt....................................................            15,923             2,668
    Write-off of expired land options...................................................                -              5,011
    Write-off of costs to elect REIT status.............................................                -              2,914
    Increase in deferred income taxes...................................................             2,312             1,995
    Changes in assets and liabilities:
      Decrease in accounts and notes receivable, net....................................             7,960             4,095
      Increase in inventories and prepaid expenses and other current assets.............            (4,009)           (1,669)
      (Decrease) increase in accounts payable...........................................            (4,829)              543
      Increase in accrued expenses and other current liabilities........................            23,756             1,916
    Other, net..........................................................................            (1,858)           (9,516)
                                                                                            --------------   ---------------
                        Total adjustments...............................................            76,642            50,384
                                                                                            --------------   ---------------
              Net cash provided by operating activities.................................            96,000            50,995
                                                                                            --------------   ---------------

Cash flows from investing activities:
    Capital expenditures................................................................           (32,768)          (20,124)
    Proceeds from sale of property and equipment........................................             3,183             4,925
    Decrease in construction contracts payable..........................................            (3,789)           (3,701)
    Other, net..........................................................................            (4,331)           (3,026)
                                                                                            --------------   ---------------
              Net cash used in investing activities.....................................           (37,705)          (21,926)
                                                                                            --------------   ---------------

Cash flows from financing activities:
    (Payments) borrowings under bank facility, net......................................           (54,000)           75,500
    Payments under Sunset loan agreement, net...........................................                -           (110,000)
    Principal payments on notes payable.................................................            (9,757)           (7,313)
    Proceeds from the issuance of notes payable.........................................                -             25,000
    Defeasance of 9 5/8% senior subordinated notes......................................          (201,670)               -
    Dividends paid......................................................................            (1,811)           (3,622)
    Other, net..........................................................................               (17)           (3,481)
                                                                                            --------------   ---------------
              Net cash used in financing activities.....................................          (267,255)          (23,916)
                                                                                            --------------   ---------------

Cash and cash equivalents:
    (Decrease) increase in cash and cash equivalents....................................         (208,960)             5,153
    Balance, beginning of period........................................................          261,423             53,662
                                                                                            --------------   ---------------
    Balance, end of period..............................................................    $       52,463   $        58,815
                                                                                            ==============   ===============

Supplemental cash flow disclosures:
    Cash paid for interest, net of amounts capitalized..................................    $       43,128   $        43,713
    Cash paid for income taxes..........................................................    $        4,602   $            10
    Property and equipment purchase financed by debt....................................    $           35   $            -
    Preferred stock converted to common stock and additional paid-in capital............    $      100,131   $            -

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         Station Casinos, Inc. (the "Company"), a Nevada Corporation, is an established multi-jurisdictional gaming and entertainment enterprise that currently owns and operates four major hotel/casino properties and two smaller casino properties in Las Vegas, Nevada, and gaming and entertainment complexes in St. Charles and Kansas City, Missouri. The Company also owns and provides slot route management services in southern Nevada.

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

         The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998.

         Certain amounts in the three and six months ended June 30, 1998 consolidated financial statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on net income.

                              STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

                                                                                     June 30,        December 31,
                                                                                       1999               1998
                                                                                   ------------      -------------
Amended and restated reducing revolving credit facility and term loan (the
    "Amended Bank Facility"), $350.0 million limit at June 30, 1999 on the revolving facility, due September 2003, interest at a margin above the bank's prime rate or the Eurodollar Rate (7.03% at June 30, 1999), $75.0 million limit at June 30, 1999 on the term loan, due December 31, 2005, interest at 3.25% above the Eurodollar Rate (8.28% at June 30,
    1999).......................................................................     $  325,000         $  379,000
8 7/8% senior subordinated notes, interest payable semi-annually,
    principal due December 1, 2008..............................................        199,900            199,900
9 3/4% senior subordinated notes, interest payable semi-annually, principal due April 15, 2007, net of unamortized discount of $4.9 million
    at June 30, 1999............................................................        145,115            144,914
10 1/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2006, net of unamortized discount of $1.0
    million at June 30, 1999....................................................        197,033            196,981
Other long-term debt, collateralized by various assets, including slot machines, furniture and equipment, and land, monthly installments
    including interest ranging from 6.92% to 10.08% at June 30, 1999............         29,114             38,836
                                                                                   ------------      -------------
           Total long-term debt.................................................        896,162            959,631
Current portion of long-term debt...............................................         (9,660)           (13,323)
                                                                                   ------------      -------------
           Total long-term debt, less current portion...........................        886,502            946,308

9 5/8% senior subordinated notes, net of unamortized discount of $5.4
    million at December 31, 1998, defeased January 4, 1999......................           -               187,635
                                                                                   ------------      -------------
           Total................................................................   $    886,502      $   1,133,943
                                                                                   ============      =============

         In December 1998, the Company completed an offering of $199.9 million of senior subordinated notes due in December 2008, that have equal priority with the Company's other senior subordinated notes. The $199.9 million senior subordinated notes bear interest payable semi-annually, at a rate of 8 7/8% per year (the "8 7/8% Notes"). At December 31, 1998, the Company had deposited the net proceeds from the sale of the 8 7/8% Notes and a portion of the funds borrowed under the Amended Bank Facility in a separate trust account with the trustee under the indenture relating to the 9 5/8% senior subordinated notes (the "9 5/8% Notes") to redeem and to pay accrued interest and redemption premiums related to the 9 5/8% Notes on the redemption date. The redemption occurred on January 4, 1999. The Company recorded an extraordinary charge of $10.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the 9 5/8% Notes.

         In November 1998, the Company secured a $425.0 million bank credit facility which amended the Company's existing reducing revolving credit facility and repaid a supplemental facility which had been obtained in September 1998. The Amended Bank Facility consists of three tranches secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino St. Charles and Station Casino Kansas City (the "Borrowers"). Two revolving tranches constitute a reducing revolving credit facility (the "Revolving Facility") which provides for borrowings up to an aggregate principal amount of $350.0 million and the third tranche constitutes a $75.0 million term loan (the "Term Loan"). The availability under the Revolving Facility will reduce by $7.0 million on September

                              STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       LONG-TERM DEBT (CONTINUED)

30, 1999; by $12.25 million on each of December 31, 1999, March 31, 2000 and June 30, 2000; by $14.0 million on September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001; and by $17.5 million on each fiscal quarter end thereafter. The Term Loan matures on December 31, 2005 and amortizes in installments of $187,500 on each fiscal quarter end from March 31, 2000 until and including December 31, 2004 and of $17.8 million on each fiscal quarter end thereafter. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Amended Bank Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Amended Bank Facility). As of June 30, 1999, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.00%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for alternate base rate borrowings is 1.50%. The maximum fee for the unfunded portion of the Revolving Facility is 0.50% multiplied by the average of the unfunded portion of the Revolving Facility. The interest rate on the Term Loan is 3.25% above the Eurodollar Rate.

         The Amended Bank Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of June 30, 1999, the Borrowers combined funded debt to Adjusted EBITDA ratio was 1.71 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended June 30, 1999 was 1.98 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of June 30, 1999, Palace Station's tangible net worth exceeded the requirement by approximately $8.9 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

         In addition, the Amended Bank Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 5.25 to 1.00 on June 30, 1999 and reducing quarterly to 4.00 to 1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Amended Bank Facility also prohibits the Company from holding excess cash and cash equivalents. As of June 30, 1999, the Company's consolidated funded debt to Adjusted EBITDA ratio was 4.23 to 1.00. The Company has pledged the stock of all of its subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval (which is expected to be obtained).

3.       CONVERTIBLE PREFERRED STOCK

         As of June 14, 1999, the Company had redeemed all 2,070,000 shares of its $3.50 Convertible Preferred Stock in exchange for 6,741,632 shares of the Company's Common Stock.

                              STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       OTHER MATTERS

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

5.       COMMITMENTS AND CONTINGENCIES

         SETTLEMENT OF CRESCENT LITIGATION

         On April 14, 1999, the Company announced that it had settled its lawsuits with Crescent Real Estate Equities, Inc. ("Crescent") arising out of the failed merger of the two companies. Under the terms of the settlement agreement, Crescent has paid the Company $15 million, and the parties have released each other from claims. The settlement payment was received on April 22, 1999.

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

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

1.       OVERVIEW

The following table highlights the results of operations for the Company and its subsidiaries (dollars in thousands):

                                            THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                 JUNE 30,                                        JUNE 30,
                                        ---------------------------      PERCENT         -------------------------     PERCENT
                                           1999            1998          CHANGE             1999            1998        CHANGE
                                        -----------     -----------    ----------        ----------     ----------    ----------
NET REVENUES - TOTAL                    $  235,371      $  206,250         14.1%         $  465,302     $  411,051         13.2%
     Nevada Operations (a)                 147,278         131,637         11.9%            288,467        260,583         10.7%
     Missouri Operations (a)                77,017          69,112         11.4%            155,373        139,538         11.3%
     Other (a)                              11,076           5,501        101.3%             21,462         10,930         96.4%

OPERATING INCOME (LOSS) - TOTAL         $   41,552      $   29,179         42.4%         $   77,328     $   56,863         36.0%
     Nevada Operations (a)                  37,162          28,689         29.5%             69,640         56,922         22.3%
     Missouri Operations (a)                 9,780           3,906        150.4%             17,736          7,434        138.6%
     Other (a)                              (5,390)         (3,416)       (57.8%)           (10,048)        (7,493)       (34.1%)

OPERATING MARGIN - TOTAL                     17.7%           14.1%                            16.6%          13.8%
     Nevada Operations (a)                   25.2%           21.8%                            24.1%          21.8%
     Missouri Operations (a)                 12.7%            5.7%                            11.4%           5.3%

CASH FLOWS FROM:
     Operating activities               $   58,360      $   19,366        201.4%         $   96,000     $   50,995         88.3%

EBITDA (b) - TOTAL                      $   59,631      $   46,687         27.7%         $  113,344     $   91,389         24.0%
     Nevada Operations (a)                  47,171          37,861         24.6%             89,184         74,990         18.9%
     Missouri Operations (a)                17,189          11,736         46.5%             32,872         22,887         43.6%
     Other (a)                              (4,729)         (2,910)       (62.5%)            (8,712)        (6,488)       (34.3%)

EBITDA, AS ADJUSTED FOR THE
SUNSET EQUIPMENT LEASE (c) - TOTAL      $   61,590      $   48,864         26.0%         $  117,288     $   95,630         22.6%
     Nevada Operations (a)                  49,130          40,038         22.7%             93,128         79,231         17.5%

(a) The Nevada Operations include the accounts of: Palace Station, Boulder Station, Texas Station and Sunset Station. The Missouri Operations include the accounts of: Station Casino St. Charles and Station Casino Kansas City. Other includes the operations of Wild Wild West, which opened in July 1998, the Company's Investment in Barley's, SGSI and Corporate.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.       RESULTS OF OPERATIONS

         CONSOLIDATED NET REVENUES

         The increase in consolidated net revenues for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 is due to increasing revenues at all of the Company's properties. Increased revenues at the Nevada Operations are partially a result of the completed master-planned expansions at Texas Station and Sunset Station, which were completed in February 1999 and November 1998, respectively.

         The increase in consolidated net revenues for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 is due to the factors noted above, with the exception of Station Casino St. Charles, which experienced a 1.1% decline in revenues as a result of significant competition in the St. Louis market.

         OPERATING INCOME/OPERATING MARGIN

         Consolidated operating income improved by $12.4 million in the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 with operating income at all of the Company's properties increasing. Consolidated operating margin improved in the three months ended June 30, 1999 as compared to the three months ended June 30, 1998, due to the operating margin at Station Casino Kansas City improving from 6.2% to 16.2% and smaller increases at all of the Nevada properties.

         Consolidated operating income improved by $20.5 million in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The only casino property experiencing a decline in operating income was Station Casino St. Charles, which experienced a $0.6 million decline primarily related to $2.4 million of costs related to ongoing dredging requirements and costs related to low water levels which did not occur in the prior year. See "Part II. Item 1. Legal Proceedings - Low Water Level at Station Casino St. Charles; EPA Investigation". Consolidated operating margin improved in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, due to the operating margin at Station Casino Kansas City improving from 4.3% to 14.9% and smaller increases at all of the Nevada properties.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table highlights the various sources of revenues and expenses for the Company as compared to prior periods (dollars in thousands, unaudited):

                                          THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                JUNE 30,                                    JUNE 30,
                                      -------------------------      PERCENT      --------------------------   PERCENT
                                         1999          1998          CHANGE          1999           1998        CHANGE
                                      ----------    -----------    ----------     -----------    -----------  ----------
Casino revenues                       $  190,724    $   165,367         15.3%     $   376,848    $   329,342       14.4%
Casino expenses                           87,715         80,201          9.4%         176,803        159,801       10.6%
          MARGIN                           54.0%          51.5%                         53.1%          51.5%

Food and beverage revenues            $   35,305    $    34,213          3.2%     $    71,426    $    67,719        5.5%
Food and beverage expenses                22,655         21,100          7.4%          45,074         43,402        3.9%
          MARGIN                           35.8%          38.3%                         36.9%          35.9%

Room revenues                         $   10,399    $     9,695          7.3%     $    21,143    $    19,333        9.4%
Room expenses                              4,012          3,707          8.2%           7,867          7,167        9.8%
          MARGIN                           61.4%          61.8%                         62.8%          62.9%

Other revenues                        $   15,687    $    12,535         25.1%     $    30,087    $    24,796       21.3%

Selling, general and administrative   $   47,896    $    45,170          6.0%     $    96,939    $    90,244        7.4%
          PERCENT OF NET REVENUES          20.3%          21.9%                         20.8%          22.0%

Corporate expense                     $    5,644    $     3,468         62.7%     $    10,469    $     7,698       36.0%
          PERCENT OF NET REVENUES           2.4%           1.7%                          2.2%           1.9%

         CASINO. Casino revenues increased for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 as a result of the same factors affecting consolidated net revenues discussed above. The casino profit margin for both periods increased as compared to previous year with all properties improving their margin.

         FOOD AND BEVERAGE. Food and beverage revenues for the three and six months ended June 30, 1999 increased 3.2% and 5.5%, respectively, over food and beverage revenues for the three and six months ended June 30, 1998. This increase is primarily due to the completion of the expansion projects at Sunset Station and Texas Station.

         Food and beverage net profit margins decreased to 35.8% for the three months ended June 30, 1999, from 38.3% in the prior year. This decrease in margin is due primarily to expense increases at Boulder Station and Texas Station. Food and beverage net profit margins improved to 36.9% for the six months ended June 30, 1999, from 35.9% in the prior year. This increase in margin is due to improvement at Station Casino Kansas City, primarily as a result of continued focus on cost control and purchasing efficiencies, as well as selected menu price increases which were offset by the expense increases at Boulder Station and Texas Station mentioned above.

         ROOM. Room revenues for the three and six months ended June 30, 1999 increased 7.3% and 9.4%, respectively over room revenues for the three and six months ended June 30, 1998. This increase is primarily due to the opening of the Wild Wild West in July 1998, which contributed $0.5 million and $1.1 million, respectively of room revenues in the three and six months ended June 30, 1999. The Company's room margin remained steady for both periods.

         The Company-wide room occupancy decreased to 90% from 95%, while the average daily room rate increased to $53 from $51 during the three months ended June 30, 1999. During the six months

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended June 30, 1999, the Company-wide room occupancy decreased to 90% from 94%, while the average daily room rate increased to $53 from $51.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). As a percent of net revenues, SG&A decreased to 20.3% and 20.8%, respectively in the three and six months ended June 30, 1999, as compared to 21.9% and 22.0% for the three and six months ended June 30, 1998. This decrease is due primarily to fine tuning operations at Sunset Station and Station Casino Kansas City. In the Company's experience, when a new property opens, SG&A as a percent of net revenues is higher than normal, and reduces as the property's operations mature.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.6 million in the three months ended June 30, 1999 to $18.1 million as compared to $17.5 million in the three months ended June 30, 1998. Depreciation and amortization increased $1.5 million in the six months ended June 30, 1999 to $36.0 million as compared to $34.5 million in the six months ended June 30, 1998. This increase is a result of the completion of expansion projects at Sunset Station and Texas Station, which were completed in November 1998 and February 1999, respectively.

         INTEREST EXPENSE. Interest costs incurred (expensed and capitalized) decreased 6.1% to $21.1 million for the three months ended June 30, 1999, from $22.5 million in the prior year. Interest costs incurred decreased 6.3% to $43.0 million for the six months ended June 30, 1999, from $45.9 million in prior year. This decrease is due to a decline of $7.2 million in total long-term debt from the prior year and to a reduction in average interest rates on long-term debt to 8.9% from 9.7% in the prior year.

         OTHER. During the three months ended March 31, 1999, the Company recorded an extraordinary charge of $10.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the 9 5/8% senior subordinated notes, which were repaid on January 4, 1999.

         During the three months ended June 30, 1999, the Company received a $15 million settlement payment from Crescent Real Estate Equities, Inc., which is included in the "Merger settlement, net of related legal costs" line on the accompanying condensed consolidated statements of operations. See "Part II. Item 1. Legal Proceedings - Settlement of Crescent Litigation".

3.       LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1999, the Company's sources of capital included cash flows from operating activities of $96.0 million. At June 30, 1999, the Company had total available borrowings of $425.0 million under the Amended Bank Facility, of which $325.0 million were outstanding, and $52.5 million in cash and cash equivalents. Total available borrowings under the Amended Bank Facility will reduce to $418.0 million on September 30, 1999. (See "Description of Certain Indebtedness and Capital Stock" for discussion regarding a proposed increase in total available borrowings under the Amended Bank Facility.)

         During the six months ended June 30, 1999, total capital expenditures were approximately $32.8 million, of which approximately (i) $16.2 million was associated with the expansion project at Texas Station, and
(ii) $16.6 million was associated with maintenance capital expenditures and various other projects.

         The Company's primary capital requirements during the remainder of fiscal year 1999 are expected to include (i) the payment of construction contracts payable of approximately $6.6 million as of June 30, 1999, (ii) maintenance capital expenditures, and (iii) principal and interest payments on indebtedness. The Company previously commenced construction of an expansion project at Station

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Casino St. Charles (the "St. Charles Expansion Project"). As of December 31, 1997, construction on the project and all related capitalized interest ceased. In the event the Company determines that it will not complete the project, it may be required to recognize an impairment loss. As of June 30, 1999, approximately $169.0 million had been incurred related to the St. Charles Expansion Project.

         The Company believes that cash flows from operations, borrowings under the Amended Bank Facility (see Note 2), vendor and lease financing of equipment, and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during the remainder of 1999. The Company, however, continually is evaluating its financing needs. If more attractive financing alternatives become available to the Company, the Company may amend its financing plans assuming such financing would be permitted under its existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

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

      - Phase 4. Repair or replacement of noncompliant systems and testing of those systems for which a representation as to Year 2000 compliance has not been received or for which a representation was received but has not been confirmed.

         STATUS

         Phases 1, 2 and 3 are substantially complete. Phase 4 is ongoing and will continue through the third quarter of the calendar 1999. It is the Company's goal to have this project completed by October 1, 1999. Based upon the analysis conducted to date, the Company believes all of the major critical systems at the Company's properties are currently compliant or will be compliant by October 1, 1999. The only significant aspect of the Company's Year 2000 compliance, which has been identified to date, is the need to replace older computers and software packages whose systems are not Year 2000 compatible.

         COSTS

         The total cost to the Company of making the Company's systems Year 2000 compliant is currently estimated to be in the range of $2 million to $3 million. Of that amount the Company has incurred approximately $1.3 million as of June 30, 1999. The Company is, however, still in the process of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

identifying non-compliant systems and the cost of replacing or repairing such systems, so the actual cost of making the Company's systems Year 2000 compliant may be materially greater than the amount the Company currently estimates. The majority of this cost relates to the acquisition of new computer hardware to replace the systems noted above and the purchase of new software to replace non-compliant software. These costs will be capitalized and depreciated over their expected useful life. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of the Company's Year 2000 project, are being expensed as incurred and are likewise included in the cost estimated above.

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

         AMENDED BANK FACILITY

         In November 1998, the Company secured a $425.0 million bank credit facility which amended the Company's existing reducing revolving credit facility and repaid a supplemental facility which had been obtained in September 1998. The Amended Bank Facility consists of three tranches secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino St. Charles and Station Casino Kansas City (the "Borrowers"). Two revolving tranches constitute a reducing revolving credit facility (the "Revolving Facility") which provides for borrowings up to an aggregate principal amount of $350.0 million and the third tranche constitutes a $75.0 million term loan (the "Term Loan"). The availability under the Revolving Facility will reduce by $7.0 million on September 30, 1999; by $12.25 million on each of December 31, 1999, March 31, 2000 and June 30, 2000; by $14.0 million on September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001; and by $17.5 million on each fiscal quarter end thereafter. The Term Loan matures on December 31, 2005 and amortizes in installments of $187,500 on each fiscal quarter end from March 31, 2000 until and including December 31, 2004 and of $17.8 million on each fiscal quarter end thereafter. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Amended Bank Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Amended Bank Facility). As of June 30, 1999, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.00%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for alternate base rate borrowings is 1.50%. The maximum fee for the unfunded portion of the Revolving Facility is 0.50% multiplied by the average of the unfunded portion of the Revolving Facility. The interest rate on the Term Loan is 3.25% above the Eurodollar Rate.

         The Amended Bank Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of June 30, 1999, the Borrowers combined funded debt to Adjusted EBITDA ratio was 1.71 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended June 30, 1999 was 1.98 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of June 30, 1999, Palace Station's tangible net worth exceeded the requirement by approximately $8.9 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition, the Amended Bank Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 5.25 to 1.00 on June 30, 1999 and reducing quarterly to 4.00 to 1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Amended Bank Facility also prohibits the Company from holding excess cash and cash equivalents. As of June 30, 1999, the Company's consolidated funded debt to Adjusted EBITDA ratio was 4.23 to 1.00. The Company has pledged the stock of all of its subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval (which is expected to be obtained).

         The Company has received commitments from its bank group to increase the Term Loan from $75 million to $200 million. The new term loan financial covenants will be similar to the financial covenants contained in the indentures governing the Company's subordinated notes. The new term facility is expected to be completed in the third quarter and is subject to completing documentation and receiving all regulatory approvals. The proceeds from the new term loan will be used to pay amounts outstanding on the Revolving Facility.

         SENIOR SUBORDINATED NOTES

         The Company has $542.0 million, net of unamortized discount of $5.9 million, of senior subordinated notes outstanding as of June 30, 1999, $197.0 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year, $145.1 million of the notes bear interest, payable semi-annually, at a rate of 9 3/4% per year and $199.9 million of the notes bear interest, payable semi-annually, at a rate of 8 7/8% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At June 30, 1999, the Company's Consolidated Coverage Ratio was 2.49 to 1.00, compared to a requirement that it be at least 2.00 to 1.00 in order to issue additional debt. In addition, the covenants also limit borrowings under the Bank Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures may significantly affect the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

         SUNSET OPERATING LEASE

         The Company has entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of $40 million, dated as of September 25, 1996 (the "Sunset Operating Lease") between the Company and First Security Trust Company of Nevada. The Sunset Operating Lease expires in October 2000 and carries a lease rate of 225 basis points above the Eurodollar Rate. A total of $35.7 million of this facility has been drawn and no further draws pursuant to the lease will be made. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with financial terms substantially similar to the Sunset Operating Lease. The Company currently incurs approximately $2.0 million of rent expense per quarter related to this lease. In the event that Sunset Station elects to purchase the Equipment, the Company has provided a funding commitment up to the amount necessary for such purchase. The Company has an option to purchase the equipment for $27.9 million at June 30, 1999. This amount reduces throughout the term of the lease to $21.4 million at October 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         COMMON STOCK

         The Company is authorized to issue up to 90,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 42,094,378 shares of which were issued and outstanding as of June 30, 1999. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         PREFERRED STOCK

         The Company is authorized to issue up to 5,000,000 shares of its preferred stock, $0.01 par value per share (the "Preferred Stock"). As of June 14, 1999, the Company had redeemed all 2,070,000 shares of its $3.50 Convertible Preferred Stock in exchange for 6,741,632 shares of the Company's Common Stock. The Board of Directors, without further action by the holders of Common Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

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

         POULOS/AHEARN CASE

         On April 26, 1994, a suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et al., as class representative, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et al., as class representative, in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel/casino companies. The lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court for the District of Nevada. On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff, Larry Schreier, et. al, as class representative, in the United States District Court for the District of Nevada, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot machines, including the Company. Motions to dismiss the Poulos/Ahearn and Schreier cases were filed by defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996. On May 31, 1996, an Amended Complaint was filed, naming William H. Poulos, et. al, as plaintiff. Defendants filed a motion to dismiss. On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to dismiss the Amended Complaint. In December 1996, the Court consolidated the Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants' Motions to Dismiss the Amended Complaints. The plaintiffs filed a Consolidated Amended Complaint on February 13, 1997. On or about December 19, 1997, the Court issued formal opinions granting in part and denying in part the defendants' motion to dismiss. In so doing, the Court ordered plaintiffs to file an amended complaint in accordance with the Court's orders in January of 1998. Accordingly, plaintiffs amended their complaint and filed it with the United States District Court for the District of Nevada in February 1998. The Company and all other defendants continue to deny the allegations contained in the amended complaint filed on behalf of plaintiffs. The plaintiffs are seeking compensatory, special, consequential, incidental, and punitive damages in unspecified amounts. The defendants have committed to vigorously defend all claims and allegations contained in the consolidated action. The parties have fully briefed the issues regarding class certification, which are currently pending before the court. The discovery stay remains in effect pending resolution of these issues. The Company does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

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

         On August 25, 1998, a hearing was held to determine whether this lawsuit could be certified as a class action. The Court conditionally certified a subclass of dealers in the table game department; the other plaintiffs may proceed individually with their claims. The parties have entered into a settlement agreement which has been submitted to the United States District Court for the Eastern District of Missouri, Eastern Division, to determine the fairness, reasonableness and adequacy of the terms of settlement and whether an order and final judgment should be entered approving the proposed settlement agreement.

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

         The Company has taken steps and intends to take further steps to remedy the problems caused by the low water level. These further steps include dredging material from under the barges. The Company does not expect the cost of these remedial activities to be material, although there can be no assurance that such costs will not exceed the Company's expectations. Dredging and construction activities generally require permits from the United States Army Corps of Engineers. The Company has received certain permits to continue dredging activities. The Company is in the process of applying for additional permits which will allow it to dredge more efficiently than the current permit. There can be no assurance that the United States Army Corps of Engineers will grant such permits or that they will be granted on a timely basis. In the event that low water levels return, the Company could be forced to close the facility. The Company's ability to receive the required permits could be adversely affected by the investigation described below.

         On February 3, 1999, the Company received a subpoena issued by the EPA requesting that documentation relating to the Company's dredging activities at the facility be furnished to the Grand Jury in the United States District Court for the Eastern District of Missouri. Several employees and persons who contracted to work for the Company received similar subpoenas. The Company believes that the EPA is investigating allegations that the Company or the Company's contractors dredged and disposed of silt and debris from the area of the facility either without proper permits or without complying with such permits. The Company has completed the investigation of the substance of the allegations and continues to cooperate fully with the EPA. The investigation could lead to further proceedings against the Company which could result in significant fines and other penalties imposed on the Company. Based on the results of the Company's own investigation, the Company believes that any fines or other penalties, if imposed, would not have a material adverse effect on the Company's business, financial position or results of operations.

         SETTLEMENT OF CRESCENT LITIGATION

         On April 14, 1999, the Company announced that it had settled its lawsuits with Crescent Real Estate Equities, Inc. ("Crescent") arising out of the failed merger of the two companies. Under the terms of the settlement agreement, Crescent has paid the Company $15 million, and the parties have released each other from claims. The settlement payment was received on April 22, 1999.

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

ITEM 2.  CHANGES IN SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held May 24, 1999. At the meeting Frank J. Fertitta III, Lorenzo J. Fertitta and Delise F. Sartini, were re-elected to the Board of Directors to serve for a term of three years until the 2002 Annual Meeting of Stockholders. The result of the stockholder vote for each nominee was as follows:

                                             IN FAVOR            WITHHELD
                                            ----------          ----------
          Frank J. Fertitta III             30,994,852           1,794,369
          Lorenzo J. Fertitta               30,993,265           1,795,956
          Delise F. Sartini                 30,993,415           1,795,806

The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the 1999 fiscal year with 32,699,191 shares in favor, 60,292 shares opposed and 29,738 shares abstained.

The Stockholders also approved the Company's stock compensation program, as amended, to increase the maximum aggregate number of shares of the Company's common stock subject to the Stock Compensation Program to 10,807,000 shares and to remove the requirement of stockholder approval to materially increase the benefits accruing to participants under the Nonemployee Director Stock Option Plan with 20,504,545 shares in favor, 6,395,487 shares opposed, 35,059 shares abstained and 5,854,130 shares not voted.

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

         Exhibit
         NUMBER
         -------

         27         Financial Data Schedule

(b)      Reports on form 8-K - None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Station Casinos, Inc.,
                                              Registrant




DATE:  August 13, 1999                        /S/ Glenn C. Christenson
                                              --------------------------
                                              Glenn C. Christenson,
                                              Executive Vice President,
                                              Chief Financial Officer, and
                                              Chief Administrative Officer
                                              (Principal Accounting Officer)