Form 10-Q
period 1999-09-30
STATION CASINOS INC
filed 1999-11-12
CIK 898660

                               [LETTERHEAD]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 1999


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  -----   -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                 OUTSTANDING AT OCTOBER  29, 1999
----------------------------                    --------------------------------
Common stock, $.01 par value                               42,123,087

                              STATION CASINOS, INC.
                                      INDEX


PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited) -
                  September 30, 1999 and December 31, 1998                                         3

                  Condensed Consolidated Statements of Operations (unaudited) -
                  Three and Nine months ended September 30, 1999 and 1998                          4

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                  Nine months ended September 30, 1999 and 1998                                    5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                 6


Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                               10


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                   18

Item 2.       Changes in Securities                                                               21

Item 3.       Defaults Upon Senior Securities                                                     21

Item 4.       Submission of Matters to a Vote of Security Holders                                 21

Item 5.       Other Information                                                                   21

Item 6.       Exhibits and Reports on Form 8-K                                                    21


Signature                                                                                         22

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              STATION CASINOS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                                   1999                1998
                                                                                               -------------       ------------
                                             ASSETS
Current assets:
    Cash and cash equivalents...................................................               $     53,735        $    59,040
    Cash - restricted for payment of long-term debt - defeased
      January 4, 1999...........................................................                        -              202,383
    Accounts and notes receivable, net..........................................                     11,095             18,372
    Inventories.................................................................                      4,948              5,466
    Prepaid gaming taxes........................................................                     10,943              8,908
    Prepaid expenses and other..................................................                     19,812             11,767
                                                                                               -------------       ------------
        Total current assets....................................................                    100,533            305,936

Property and equipment, net.....................................................                  1,131,364          1,147,890
Land held for development.......................................................                     17,064             17,009
Other assets, net...............................................................                     62,071             63,096
                                                                                               -------------       ------------
        Total assets............................................................               $  1,311,032        $ 1,533,931
                                                                                               -------------       ------------
                                                                                               -------------       ------------

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term  debt..........................................               $      8,359        $    13,323
    Accounts payable............................................................                     10,093             18,636
    Accrued payroll and related.................................................                     29,420             25,081
    Construction contracts  payable.............................................                        789             10,399
    Accrued interest payable....................................................                     15,098             15,306
    Accrued expenses and other current liabilities..............................                     61,787             42,110
                                                                                               -------------       ------------
        Total current liabilities...............................................                    125,546            124,855

Long-term debt, less current portion............................................                    867,780            946,308
9 5/8% Senior subordinated notes - defeased January 4, 1999.....................                        -              187,635
Deferred income taxes, net......................................................                     17,522              5,372
                                                                                               -------------       ------------
        Total liabilities.......................................................                  1,010,848          1,264,170
                                                                                               -------------       ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value $.01; authorized 5,000,000 shares; 0 and
       2,070,000 convertible preferred shares issued and outstanding............                        -              103,500
    Common stock, par value $.01; authorized 90,000,000 shares;
       42,114,472 and 35,312,192 shares issued and outstanding..................                        421                353
    Additional paid-in capital..................................................                    274,593            167,216
    Retained earnings (accumulated deficit).....................................                     29,541             (1,149)
    Other.......................................................................                     (4,371)              (159)
                                                                                               -------------       ------------
        Total stockholders' equity..............................................                    300,184            269,761
                                                                                               -------------       ------------
        Total liabilities and stockholders' equity..............................               $  1,311,032        $ 1,533,931
                                                                                               -------------       -------------
                                                                                               -------------       -------------

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                              STATION CASINOS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                                             1999          1998           1999           1998
                                                                          ---------      ---------      ---------      ---------
Operating revenues:
    Casino ..................................................             $ 193,261      $ 167,198      $ 570,109      $ 496,540
    Food and beverage .......................................                35,213         34,094        106,639        101,813
    Room ....................................................                10,374          9,612         31,517         28,945
    Other ...................................................                15,884         18,726         45,971         43,522
                                                                          ---------      ---------      ---------      ---------
         Gross revenues .....................................               254,732        229,630        754,236        670,820
    Promotional allowances ..................................               (17,201)       (16,182)       (51,403)       (46,321)
                                                                          ---------      ---------      ---------      ---------
         Net revenues .......................................               237,531        213,448        702,833        624,499
                                                                          ---------      ---------      ---------      ---------
Operating costs and expenses:
    Casino ..................................................                90,356         83,130        267,159        242,931
    Food and beverage .......................................                22,175         21,784         67,249         65,186
    Room ....................................................                 3,943          3,773         11,810         10,940
    Other ...................................................                 7,713          6,583         22,519         17,933
    Selling, general and administrative .....................                48,044         45,193        144,983        135,437
    Corporate expense .......................................                 5,598          3,686         16,067         11,384
    Depreciation and amortization ...........................                17,467         17,677         53,483         52,203
                                                                          ---------      ---------      ---------      ---------
                                                                            195,296        181,826        583,270        536,014
                                                                          ---------      ---------      ---------      ---------
Operating income.............................................                42,235         31,622        119,563         88,485
                                                                          ---------      ---------      ---------      ---------
Other income (expense):
    Interest expense, net....................................               (20,642)       (21,998)       (63,027)       (67,637)
    Merger settlement, net of related legal costs ...........                    --         (2,943)        12,824         (2,943)
    Write-off costs to elect REIT status ....................                    --             --             --         (2,914)
    Other ...................................................                  (617)        (1,591)          (862)        (4,601)
                                                                          ---------      ---------      ---------      ---------
                                                                            (21,259)       (26,532)       (51,065)       (78,095)
                                                                          ---------      ---------      ---------      ---------
Income before income taxes and extraordinary item ...........                20,976          5,090         68,498         10,390
Income tax provision ........................................                (7,530)        (2,246)       (25,344)        (4,893)
                                                                          ---------      ---------      ---------      ---------
Income before extraordinary item ............................                13,446          2,844         43,154          5,497

Extraordinary item - loss on early retirement of debt,
    net of applicable income tax benefit.....................                  (303)           --         (10,653)        (2,042)
                                                                          ---------      ---------      ---------      ---------
Net income...................................................                13,143          2,844         32,501          3,455
Preferred stock dividends....................................                    --          (1,811)        (1,811)        (5,433)
                                                                          ---------      ---------      ---------      ---------
     Net income (loss) applicable to common stock ...........             $  13,143      $   1,033      $  30,690      $  (1,978)
                                                                          =========      =========      =========      =========
Basic and diluted earnings (loss) per common share:
    Earnings (loss) applicable to common stock, before
    extraordinary item:
       Basic.................................................             $    0.32      $    0.03      $    1.08      $    0.00
       Diluted...............................................             $    0.31      $    0.03      $    1.00      $    0.00
     Earnings (loss) applicable to common stock:
       Basic.................................................             $    0.31      $    0.03      $    0.80      $   (0.06)
       Diluted...............................................             $    0.30      $    0.03      $    0.75      $   (0.06)

Weighted average common shares outstanding:
       Basic.................................................                42,107         35,312         38,205         35,312
       Diluted...............................................                43,703         35,312         43,136         35,312

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                              STATION CASINOS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                           1999                     1998
                                                                                         ---------                ---------
Cash flows from operating activities:
Net income .................................................................             $  32,501                $   3,455
                                                                                         ---------                ---------
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..........................................                53,483                   52,203
    Amortization of debt discount and issuance costs .......................                 2,059                    9,399
    Merger and related legal costs .........................................                    --                    2,943
    Loss on early retirement of debt .......................................                16,389                    2,668
    Write-off of expired land options ......................................                     --                   5,011
    Write-off of costs to elect REIT status ................................                     --                   2,914
    Increase in deferred income taxes ......................................                 6,161                    4,239
    Changes in assets and liabilities:
      Decrease in accounts and notes receivable, net .......................                 7,277                    4,395
      Increase in inventories and prepaid expenses and other current assets.                (3,579)                  (1,370)
      Decrease in accounts payable .........................................                (8,543)                  (1,655)
      Increase in accrued expenses and other current liabilities ...........                28,484                    4,767
    Other, net .............................................................                (1,851)                 (10,178)
                                                                                         ---------                ---------
                        Total adjustments ..................................                99,880                   75,336
                                                                                         ---------                ---------
              Net cash provided by operating activities ....................               132,381                   78,791
                                                                                         ---------                ---------
Cash flows from investing activities:
    Capital expenditures ...................................................               (38,767)                 (53,761)
    Proceeds from sale of property and equipment ...........................                 3,474                    4,925
    Decrease in construction contracts payable .............................                (9,610)                  (3,963)
    Other, net .............................................................                (7,665)                  (3,514)
                                                                                         ---------                ---------
              Net cash used in investing activities ........................               (52,568)                 (56,313)
                                                                                         ---------                ---------
Cash flows from financing activities:
    (Payments) borrowings under bank facility, net .........................               (70,000)                  26,000
    Payments under Sunset loan agreement, net ..............................                    --                 (110,000)
    Principal payments on notes payable ....................................               (13,909)                 (10,602)
    Proceeds from the issuance of notes payable ............................                    --                   80,000
    Defeasance of 9 5/8% senior subordinated notes .........................              (201,670)                      --
    Dividends paid .........................................................                (1,811)                  (5,433)
    Other, net .............................................................                  (111)                  (5,703)
                                                                                         ---------                ---------
              Net cash used in financing activities ........................              (287,501)                 (25,738)
                                                                                         ---------                ---------
Cash and cash equivalents:
    Decrease in cash and cash equivalents ..................................              (207,688)                  (3,260)
    Balance, beginning of period ...........................................               261,423                   53,662
                                                                                         ---------                ---------
    Balance, end of period .................................................             $  53,735                $  50,402
                                                                                         =========                =========
Supplemental cash flow disclosures:
    Cash paid for interest, net of amounts capitalized .....................             $  61,368                $  62,589
    Cash paid for income taxes .............................................             $  13,202                $      10
    Property and equipment purchase financed by debt .......................             $      35                $   2,918
    Preferred stock converted to common stock and additional
    paid-in capital.........................................................             $ 100,131                $      --
    Market valuation adjustment for asset held for sale ....................             $     929                $      --

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

         The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the transition period from April 1, 1998 to December 31, 1998.

         Certain amounts in the three and nine months ended September 30, 1998 consolidated financial statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on net income.

                              STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

                                                                                   September 30,  December 31,
                                                                                       1999          1998
                                                                                   -------------  ------------
Amended and restated reducing revolving credit facility, $343.0 million limit at
    September 30, 1999, due September 30, 2003, interest at a margin above the bank's prime rate or the Eurodollar Rate (7.55% at
    September 30, 1999) ........................................................   $   109,000    $   304,000
Secured term loan facility, $200.0 million limit at September 30, 1999, due December  31, 2005, interest at 2.50% above the Eurodollar
    Rate (7.87% at September 30, 1999) .........................................       200,000         75,000
8 7/8% senior subordinated notes, interest payable semi-annually,
    principal due December 1, 2008 .............................................       199,900        199,900
9 3/4% senior subordinated notes, interest payable semi-annually, principal due April 15, 2007, net of unamortized discount of $4.8
    million at September 30, 1999 ..............................................       145,218        144,914
10 1/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2006, net of unamortized discount of $0.9
    million at September 30, 1999 ..............................................       197,059        196,981
Other long-term debt, collateralized by various assets, including slot machines, furniture and equipment, and land, monthly installments
    including interest ranging from 7.40% to 9.00% at September 30, 1999 .......        24,962         38,836
                                                                                   -----------    -----------
           Total long-term debt ................................................       876,139        959,631
Current portion of long-term debt ..............................................        (8,359)       (13,323)
                                                                                   -----------    -----------
           Total long-term debt, less current portion ..........................       867,780        946,308

9 5/8% senior subordinated notes, net of unamortized discount of $5.4
    million at December 31, 1998, defeased January 4, 1999 .....................          --          187,635
                                                                                   -----------    -----------
           Total ...............................................................   $   867,780    $ 1,133,943
                                                                                   ===========    ===========

         In August 1999, the Company amended its existing bank credit facility (the "Revolving Facility") and entered into a new $200.0 million secured term loan facility (the "Term Loan") (collectively, "the Amended Bank Facility"). The Amended Bank Facility is secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino St. Charles and Station Casino Kansas City (the "Borrowers"). The proceeds from the Term Loan were used to repay the Company's existing $75.0 million secured term loan facility and to reduce outstanding borrowings under the Company's Revolving Facility. The Company recorded an extraordinary charge of $0.3 million (net of applicable tax benefit) to reflect the write-off of the unamortized loan costs on the refinanced $75.0 million secured term loan facility. The Term Loan matures on December 31, 2005 and amortizes in installments of $0.5 million on each fiscal quarter end from March 31, 2000 until and including December 31, 2004 and of $47.5 million on each fiscal quarter end thereafter. The interest rate on the Term Loan is 2.50% above the Eurodollar Rate. The Term Loan contains financial covenants substantially identical to the covenants in the indentures governing the Company's senior subordinated notes.

         The Revolving Facility provides for borrowings up to an aggregate principal amount of $343.0 million at September 30, 1999. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $12.25 million on each of December 31, 1999, March 31, 2000 and June 30, 2000; by $14.0 million on September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001; and by $17.5 million on each fiscal quarter end thereafter. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined

                              STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of September 30, 1999, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75% and will be reduced to 1.63% in November 1999. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for alternate base rate borrowings is 1.50%. As of September 30, 1999, the maximum fee for the unfunded portion of the Revolving Facility was 0.44% multiplied by the average of the unfunded portion of the Revolving Facility.

         The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of September 30, 1999, the Borrowers combined funded debt to Adjusted EBITDA ratio was 1.43 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended September 30, 1999 was 2.21 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of September 30, 1999, Palace Station's tangible net worth exceeded the requirement by approximately $9.1 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

         In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 5.15 to 1.00 on September 30, 1999 and reducing quarterly to 4.00 to 1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of September 30, 1999, the Company's consolidated funded debt to Adjusted EBITDA ratio was 3.94 to 1.00. The Company has pledged the stock of all of its subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval (which is expected to be obtained).

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

3.       CONVERTIBLE PREFERRED STOCK

         As of June 14, 1999, the Company redeemed all 2,070,000 shares of its $3.50 Convertible Preferred Stock in exchange for 6,741,632 shares of the Company's Common Stock.

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

5.       COMMITMENTS AND CONTINGENCIES

         ACQUISITION

         On September 13, 1999, the Company announced it has entered into an agreement to acquire certain assets of the Flamingo Hilton Riverboat Casino in Kansas City, Missouri, from a subsidiary of Hilton Hotels Corporation for $22.5 million. Completion of the transaction is contingent upon receipt of certain regulatory approvals and is expected to close prior to December 31, 1999.

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

6.       SUBSEQUENT EVENTS

         On October 12, 1999, the Company announced that it has entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Subject to the receipt of certain governmental approvals, as well as voter approval of a proposed amendment to the California constitution, the Company and the UAIC will develop a gaming and entertainment facility on 49 acres, approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. The scope and the timing of this project has yet to be determined.

         In October 1999, the Company exercised its option to purchase the furniture, fixtures and equipment which had previously been subject to an operating lease at Sunset Station. The $27.0 million purchase price was funded with borrowings from the Company's Revolving Facility.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

1.       OVERVIEW

The following table highlights the results of operations for the Company and its subsidiaries (dollars in thousands):

                                             THREE MONTHS ENDED                               NINE MONTHS ENDED
                                               SEPTEMBER 30,                                     SEPTEMBER 30,
                                         ---------------------------     PERCENT          --------------------------     PERCENT
                                            1999            1998         CHANGE              1999           1998         CHANGE
                                         -----------     -----------    ----------        -----------    -----------    ----------
NET REVENUES - TOTAL                       $237,531        $213,448         11.3%           $702,833       $624,499         12.5%
     Nevada Operations (a)                  146,306         128,853         13.5%            434,773        389,436         11.6%
     Missouri Operations (a)                 80,514          75,675          6.4%            235,887        215,213          9.6%
     Other (a)                               10,711           8,920         20.1%             32,173         19,850         62.1%

OPERATING INCOME (LOSS) - TOTAL             $42,235        $ 31,622         33.6%           $119,563       $ 88,485         35.1%
     Nevada Operations (a)                   36,107          27,416         31.7%            105,747         84,338         25.4%
     Missouri Operations (a)                 11,589           7,836         47.9%             29,325         15,270         92.0%
     Other (a)                              (5,461)         (3,630)        (50.4%)           (15,509)       (11,123)       (39.4%)

OPERATING MARGIN - TOTAL                      17.8%           14.8%                            17.0%          14.2%
     Nevada Operations (a)                    24.7%           21.3%                            24.3%          21.7%
     Missouri Operations (a)                  14.4%           10.4%                            12.4%           7.1%

CASH FLOWS FROM:
     Operating activities                  $ 36,381        $ 27,796         30.9%           $132,381       $ 78,791         68.0%

EBITDA (b) - TOTAL                         $ 59,702        $ 49,299         21.1%           $173,046       $140,688         23.0%
     Nevada Operations (a)                   45,769          36,694         24.7%            134,953        111,684         20.8%
     Missouri Operations (a)                 18,719          15,642         19.7%             51,591         38,529         33.9%
     Other (a)                               (4,786)         (3,037)       (57.6%)           (13,498)        (9,525)       (41.7%)

EBITDA, AS ADJUSTED FOR THE
SUNSET EQUIPMENT LEASE (c) - TOTAL         $ 61,678        $ 51,503         19.8%           $178,966       $147,133         21.6%
     Nevada Operations (a)                   47,745          38,898         22.7%            140,873        118,129         19.3%

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.       RESULTS OF OPERATIONS

         CONSOLIDATED NET REVENUES

         The increase in consolidated net revenues for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 is due to increasing revenues at all of the Company's properties. Increased revenues at the Nevada Operations are partially a result of the completed master-planned expansions at Texas Station and Sunset Station, which were completed in February 1999 and November 1998, respectively. In addition, revenues at the Nevada Operations increased due to the introduction of the Boarding Pass player rewards program in April 1999 which makes it more convenient for customers to take better advantage of the Station brand.

         The increase in consolidated net revenues for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is due to the factors noted above, with the exception of Station Casino St. Charles, which remained relatively flat as a result of significant competition in the St. Louis market.

         OPERATING INCOME/OPERATING MARGIN

         Consolidated operating income improved by $10.6 million in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 with operating income at all of the Company's properties increasing. Consolidated operating margin improved in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998, due to the operating margins at Texas Station and Sunset Station improving over 5.0% due primarily to the completion of the master-planned expansions at both properties and smaller increases at all of the other properties.

         Consolidated operating income improved by $31.1 million in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Consolidated operating margin improved in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, due to the operating margin at Station Casino Kansas City improving from 8.0% to 16.1% and smaller increases at all of the Nevada properties and Station Casino St. Charles.

         The following table highlights the various sources of revenues and expenses for the Company as compared to prior periods (dollars in thousands, unaudited):

                                        THREE MONTHS ENDED                        NINE MONTHS ENDED
                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                      ------------------------     PERCENT     ------------------------     PERCENT
                                         1999         1998         CHANGE         1999         1998         CHANGE
                                      -----------  -----------  ----------     -----------  -----------  ----------
Casino revenues                         $193,261     $167,198       15.6%        $570,109     $496,540       14.8%
Casino expenses                           90,356       83,130        8.7%         267,159      242,931       10.0%
          MARGIN                           53.2%        50.3%                       53.1%        51.1%

Food and beverage revenues              $ 35,213     $ 34,094        3.3%        $106,639     $101,813        4.7%
Food and beverage expenses                22,175       21,784        1.8%          67,249       65,186        3.2%
          MARGIN                           37.0%        36.1%                       36.9%        36.0%

Room revenues                           $ 10,374     $  9,612        7.9%        $ 31,517     $ 28,945        8.9%
Room expenses                              3,943        3,773        4.5%          11,810       10,940        8.0%
          MARGIN                           62.0%        60.7%                       62.5%        62.2%

Other revenues                          $ 15,884     $ 18,726     (15.2%)        $ 45,971     $ 43,522        5.6%

Selling, general and administrative     $ 48,044     $ 45,193        6.3%        $144,983     $135,437        7.0%
          PERCENT OF NET REVENUES          20.2%        21.2%                       20.6%        21.7%

Corporate expense                       $  5,598     $  3,686       51.9%        $ 16,067     $ 11,384       41.1%
          PERCENT OF NET REVENUES           2.4%         1.7%                        2.3%         1.8%


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CASINO. Casino revenues increased for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 as a result of the same factors affecting consolidated net revenues discussed above. In addition, the increase in casino revenues at Palace Station is also attributed to prior year's casino revenue being affected by flood damage in July 1998 which resulted in the closure of part of the casino (the proceeds from the business interruption insurance were recorded in Other revenue as noted below). The casino profit margin for both periods increased as compared to previous year with all properties improving their margin with the exception of Boulder Station which decreased slightly for both periods.

         FOOD AND BEVERAGE. Food and beverage revenues for the three and nine months ended September 30, 1999 increased 3.3% and 4.7%, respectively over food and beverage revenues for the three and nine months ended September 30, 1998. This increase is primarily due to the completion of the expansion projects at Sunset Station and Texas Station. Also, food and beverage revenues increased at Palace Station due to prior year's revenue being affected by the flood damage as noted above (the proceeds from the business interruption insurance were recorded in Other revenue as noted below). These increases in food and beverage revenues were offset by decreases at the Missouri properties.

         Food and beverage net profit margins increased to 37.0% for the three months ended September 30, 1999, from 36.1% in the prior year. Food and beverage net profit margins improved to 36.9% for the nine months ended September 30, 1999, from 36.0% in the prior year. This increase in margin is due to improvement at Station Casino Kansas City, primarily as a result of continued focus on cost control, purchasing efficiencies, as well as selected menu price increases.

         ROOM. Room revenues for the three and nine months ended September 30, 1999 increased 7.9% and 8.9%, respectively over room revenues for the three and nine months ended September 30, 1998. The increase in room revenues for the three months ended September 30, 1999, is primarily a result of prior year's room revenues at Palace Station being affected by flood damage to a portion of the hotel tower in July 1998 (the proceeds from the business interruption insurance were recorded in Other revenue as noted below). The increase in room revenues for the nine months ended September 30, 1999, is primarily due to the opening of the Wild Wild West in July 1998, which contributed $1.6 million and $0.5 million, of room revenues in the nine months ended September 30, 1999 and September 30, 1998, respectively. The Company's room margin remained steady for both periods.

         The Company-wide room occupancy increased to 91% from 88%, while the average daily room rate increased to $50 from $48 during the three months ended September 30, 1999. During the nine months ended September 30, 1999, the Company-wide room occupancy decreased to 91% from 92%, while the average daily room rate increased to $52 from $50.

         OTHER REVENUE. Other revenue decreased 15.2% for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease is due primarily to the proceeds from the business interruption insurance related to the Palace Station fire and flood damage in July 1998 which were included in the prior year results.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). As a percent of net revenues, SG&A decreased to 20.2% and 20.6%, respectively in the three and nine months ended September 30, 1999, as compared to 21.2% and 21.7% for the three and nine months ended September 30, 1998. This decrease is due primarily to fine tuning operations at Sunset Station and Station Casino Kansas City. In the Company's experience, when a new property opens, SG&A as a percent of net revenues is higher than normal, and reduces as the property's operations mature.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.2 million in the three months ended September 30, 1999 to $17.5 million as compared to $17.7 million in the three months ended September 30, 1998. This decrease is due to some of the original equipment at Boulder Station and Station Casino St. Charles becoming fully depreciated during the quarter, as both properties have been open for over five years. In addition, Palace Station had a large purchase of slot machines in 1994 that became fully depreciated during the quarter. This decrease was offset by increases at Sunset Station and Texas Station due to the completion of the expansion projects in November 1998 and February 1999, respectively. Depreciation and amortization increased $1.3 million in the nine months ended September 30, 1999 to $53.5 million as compared to $52.2 million in the nine months ended September 30, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This increase is a result of the completion of expansion projects at Sunset Station and Texas Station, which were completed in November 1998 and February 1999, respectively.

         INTEREST EXPENSE. Interest costs incurred (expensed and capitalized) decreased 7.8% to $20.7 million for the three months ended September 30, 1999, from $22.5 million in the prior year. Interest costs incurred decreased 6.8% to $63.7 million for the nine months ended September 30, 1999, from $68.3 million in the prior year. This decrease is due to a decline of $32.7 million in total long-term debt from the prior year and to a reduction in average interest rates on long-term debt to 9.0% from 9.6% in the prior year.

         OTHER. During the three months ended September 30, 1999, the Company recorded an extraordinary charge of $0.3 million (net of applicable tax benefit) related to the write-off of unamortized loan costs on the Company' s refinanced $75.0 million secured term loan facility.

         During the three months ended March 31, 1999, the Company recorded an extraordinary charge of $10.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the 9 5/8% senior subordinated notes, which were repaid on January 4, 1999.

         During the three months ended June 30, 1999, the Company received a $15.0 million settlement payment from Crescent Real Estate Equities, Inc., which is included in the "Merger settlement, net of related legal costs" line on the accompanying condensed consolidated statements of operations. See "Part II. Item 1. Legal Proceedings - Settlement of Crescent Litigation".

3.       LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1999, the Company's sources of capital included cash flows from operating activities of $132.4 million. At September 30, 1999, the Company had total available borrowings of $543.0 million under the Amended Bank Facility, of which $309.0 million were directly outstanding and $4.8 million were reserved for the potential payment of an outstanding letter of credit. Total available borrowings under the Amended Bank Facility will reduce to $530.8 million on December 31, 1999. The Company also had $53.7 million in cash and cash equivalents.

         During the nine months ended September 30, 1999, total capital expenditures were approximately $38.8 million, of which approximately (i) $16.2 million was associated with the expansion project at Texas Station, and
(ii) $22.6 million was associated with maintenance capital expenditures and various other projects.

         The Company's primary capital requirements during the remainder of fiscal year 1999 are expected to include (i) the purchase of Flamingo Hilton Riverboat Casino in Kansas City, Missouri for approximately $22.5 million,
(ii) the purchase of various leased assets at Sunset Station for approximately $27.0 million, (iii) maintenance capital expenditures, and (iv) principal and interest payments on indebtedness. The Company previously commenced construction of an expansion project at Station Casino St. Charles (the "St. Charles Expansion Project"). As of December 31, 1997, construction on the project and all related capitalized interest ceased. In the event the Company determines that it will not complete the project it may be required to recognize an impairment loss. As of September 30, 1999, approximately $169.0 million had been incurred related to the St. Charles Expansion Project.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         STATUS

         Phases 1, 2 and 3 are completed. Phase 4 is ongoing and will continue through the fourth quarter of the calendar 1999. It is the Company's goal to have this project completed by November 1999. Based upon the analysis conducted to date, the Company believes all of the major critical systems at the Company's properties are currently compliant or will be compliant by November 1999. The only significant aspect of the Company's Year 2000 compliance, which has been identified to date, is the need to replace older computers and software packages whose systems are not Year 2000 compatible.

         COSTS

         The total cost to the Company of making the Company's systems Year 2000 compliant is currently estimated to be approximately $3 million. Of that amount the Company has incurred approximately $2.5 million as of September 30, 1999. The majority of this cost relates to the acquisition of new computer hardware to replace the systems noted above and the purchase of new software to replace non-compliant software. These costs will be capitalized and depreciated over their expected useful life. To the extent existing hardware or software is replaced, the Company will recognize a loss currently for the undepreciated balance. This loss is included in the above cost estimate. Furthermore, all costs related to software modification, as well as all costs associated with the Company's administration of the Company's Year 2000 project, are being expensed as incurred and are likewise included in the cost estimated above.

         In connection with the Company's acquisition of the Flamingo Hilton Riverboat Casino in Kansas City, Missouri, the Company has analyzed the critical systems and has determined no additional costs will be incurred to make those systems Year 2000 compliant.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

         AMENDED BANK FACILITY

         In August 1999, the Company amended its existing bank credit facility (the "Revolving Facility") and entered into a new $200.0 million secured term loan facility (the "Term Loan") (collectively, "The Amended Bank Facility"). The Amended Bank Facility is secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino St. Charles and Station Casino Kansas City (the "Borrowers"). The proceeds from the Term Loan were used to repay the Company's existing $75.0 million secured term loan facility and to reduce outstanding borrowings under the Company's Revolving Facility. The Company recorded an extraordinary charge of $0.3 million (net of applicable tax benefit) to reflect the write-off of the unamortized loan costs on the refinanced $75.0 million secured term loan facility. The Term Loan matures on December 31, 2005 and amortizes in installments of $0.5 million on each fiscal quarter end from March 31, 2000 until and including December 31, 2004 and of $47.5 million on each fiscal quarter end thereafter. The interest rate on the Term Loan is 2.50% above the Eurodollar Rate. The Term Loan contains financial covenants substantially identical to the covenants in the indentures governing the Company's senior subordinated notes.

         The Revolving Facility provides for borrowings up to an aggregate principal amount of $343.0 million at September 30, 1999. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $12.25 million on each of December 31, 1999, March 31, 2000 and June 30, 2000; by $14.0 million on September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001; and by $17.5 million on each fiscal quarter end thereafter. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of September 30, 1999, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75% and will be reduced to 1.63% in November 1999. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for alternate base rate borrowings is 1.50%. As of September 30, 1999, the maximum fee for the unfunded portion of the Revolving Facility was 0.44% multiplied by the average of the unfunded portion of the Revolving Facility.

         The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of September 30, 1999, the Borrowers combined funded debt to Adjusted EBITDA ratio was 1.43 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended September 30, 1999 was 2.21 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of September 30, 1999, Palace Station's tangible net worth exceeded the requirement by approximately $9.1 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

         In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 5.15 to 1.00 on September 30, 1999 and reducing quarterly to 4.00 to 1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of September 30, 1999, the Company's consolidated funded debt to Adjusted EBITDA ratio was 3.94 to 1.00. The Company has pledged the stock of all of its subsidiaries except

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval (which is expected to be obtained).

         SENIOR SUBORDINATED NOTES

         The Company has $542.2 million, net of unamortized discount of $5.7 million, of senior subordinated notes outstanding as of September 30, 1999, $197.1 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year, $145.2 million of the notes bear interest, payable semi-annually, at a rate of 9 3/4% per year and $199.9 million of the notes bear interest, payable semi-annually, at a rate of 8 7/8% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At September 30, 1999, the Company's Consolidated Coverage Ratio was 2.70 to 1.00, compared to a requirement that it be at least 2.00 to
1.00 in order to issue additional debt. In addition, the covenants also limit borrowings under the Bank Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures may significantly affect the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

         SUNSET OPERATING LEASE

         The Company has entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of $40 million, dated as of September 25, 1996 (the "Sunset Operating Lease") between the Company and First Security Trust Company of Nevada. The Sunset Operating Lease expires in October 2000 and carries a lease rate of 225 basis points above the Eurodollar Rate. A total of $35.7 million of this facility has been drawn and no further draws pursuant to the lease will be made. The Company has entered into a sublease with Sunset Station for the Equipment pursuant to an operating lease with financial terms substantially similar to the Sunset Operating Lease. The Company currently incurs approximately $2.0 million of rent expense per quarter related to the Sunset Operating Lease. In October 1999, the Company exercised its option to purchase the equipment for approximately $27.0 million. The purchase price was funded with borrowings from the Company's Revolving Facility.

         COMMON STOCK

         The Company is authorized to issue up to 90,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 42,114,472 shares of which were issued and outstanding as of September 30, 1999. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

         RIGHTS PLAN

         On October 6, 1997, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was paid on October 21, 1997. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share ("Preferred Shares") of the Company at a price of $40.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable until the earlier of 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Stock

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

("Acquiring Person") or 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Stock. The Rights will expire on October 21, 2007. Acquiring Persons do not have the same rights to receive Common Stock as other holders upon exercise of the Rights. Because of the nature of the Preferred Shares' dividend, liquidation and voting rights, the value of one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, the proper provisions will be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter become void), will thereafter have the right to receive upon exercise that number of shares of Common Stock having a market value of two times the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon exercise thereof, that number of shares of Common Stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. Because of the characteristics of the Rights in connection with a person or group of affiliated or associated persons becoming an Acquiring Person, the Rights may have the effect of making an acquisition of the Company more difficult and may discourage such an acquisition.

         PREFERRED STOCK

         The Company is authorized to issue up to 5,000,000 shares of its preferred stock, $0.01 par value per share (the "Preferred Stock"). As of June 14, 1999, the Company redeemed all 2,070,000 shares of its $3.50 Convertible Preferred Stock in exchange for 6,741,632 shares of the Company's Common Stock. The Board of Directors, without further action by the holders of Common Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

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

         On August 25, 1998, a hearing was held to determine whether this lawsuit could be certified as a class action. The Court conditionally certified a subclass of dealers in the table game department; the other plaintiffs may proceed individually with their claims. The parties have entered into a settlement agreement which has been submitted to the United States District Court for the Eastern District of Missouri, Eastern Division, to determine the fairness, reasonableness and adequacy of the terms of settlement and whether an order and final judgment should be entered approving the proposed settlement agreement. On October 18, 1999, the order and final judgment was issued by the United States District Court for the Eastern District of Missouri.

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

         On February 3, 1999, the Company received a subpoena issued by the EPA requesting that documentation relating to the Company's dredging activities at the facility be furnished to the Grand Jury in the United States District Court for the Eastern District of Missouri. Several employees and persons who contracted to work for the Company received similar subpoenas. The Company believes that the EPA is investigating allegations that the Company or the Company's contractors dredged and disposed of silt and debris from the area of the facility either without proper permits or without complying with such permits. The Company has completed the investigation of the substance of the allegations and continues to cooperate fully with the EPA. The investigation could lead to further proceedings against the Company which could result in significant fines and other penalties imposed on the Company. The Company has tentatively entered into a "Consent Decree" on October 3, 1999. Pursuant to federal law, after the lodging and before the entry of the Consent Decree, final approval by the United States is subject to a public notice and comment period.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits -

         Exhibit
         Number
         -----

         4.1 Third Amended and Restated Reducing Revolving Loan Agreement dated as of August 25, 1999.

         4.2 Amendment No. 1 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of September 24, 1999.

         4.3      Term Loan Agreement dated as of August 25, 1999.

         4.4      Amendment No. 1 to Term Loan Agreement dated September 24,
                  1999.

         10.1 First Amendment to Lease (With Option) dated as of April 1, 1999 between Palace Station Hotel & Casino, Inc. and Flamingo Associates, Inc.

         10.2 Second Amendment to Lease (With Option) dated as of April 1, 1999 between Palace Station Hotel & Casino, Inc. and Flamingo Associates, Inc.

         10.3 First Amendment to Lease (With Option) dated as of April 1, 1999 between Palace Station Hotel & Casino, Inc. and Richfield Development Co.

         10.4 Second Amendment to Lease (With Option) dated as of April 1, 1999 between Palace Station Hotel & Casino, Inc. and Richfield Development Co.

         10.5 First Amendment to Lease (With Option) dated as of April 1, 1999 between Palace Station Hotel & Casino, Inc. and Richard Tam.

         10.6 Second Amendment to Lease (With Option) dated as of April 1, 1999 between Palace Station Hotel & Casino, Inc. and Richard Tam.

         10.7 Master Certificate Purchase Agreement dated October 22, 1999 among Sunset Station Leasing Company, LLC as Purchaser, First Security Trust Company of Nevada, as Trustee, each of the parties to the Participation Agreement, as Sellers, Sunset Station, Inc. as Sublessee and the Registrant as Lessee.

         27       Financial Data Schedule

  (b)    Reports on Form 8-K - None.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Station Casinos, Inc.,
                                            Registrant



DATE:  November 12, 1999                    /s/ Glenn C. Christenson
                                            --------------------------
                                            Glenn C. Christenson,
                                            Executive Vice President,
                                            Chief Financial Officer, and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)