Form 10-K
period 1999-12-31
STATION CASINOS INC
filed 2000-03-30
CIK 898660

===============================================================================

                                STATION CASINOS

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended DECEMBER 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________ to
       ____________.

Commission file number 000-21640

                              STATION CASINOS, INC.
             (Exact name of registrant as specified in its charter)

                  NEVADA                                 88-0136443

     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                2411 WEST SAHARA AVENUE, LAS VEGAS, NEVADA 89102
               (Address of principal executive offices, Zip Code)

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
 Yes    X       No
       ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of March 3, 2000, based on the closing price per share as reported on the New York Stock Exchange was $486,817,981.

As of March 3, 2000, the registrant has 40,345,672 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be held May 23, 2000 (which has not been made publicly available as of the date of this filing) are incorporated by reference into Part III.

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

GENERAL

         Station Casinos, Inc. is an established multi-jurisdictional gaming and entertainment enterprise that currently owns and operates four major hotel/casino properties and two smaller casino properties in the Las Vegas Metropolitan area, and gaming and entertainment complexes in St. Charles and Kansas City, Missouri. The Company also owns and provides slot route management services in southern Nevada. Management's growth strategy includes the master-planned expansion of the Company's existing gaming facilities in Nevada and Missouri, as well as the evaluation and pursuit of additional acquisition or development opportunities in Nevada and other gaming markets.

         In Las Vegas, the Company owns and operates Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Sunset Station Hotel & Casino ("Sunset Station") and Tropicana Station, Inc., the operator of Wild Wild West Gambling Hall & Hotel ("Wild Wild West") and, together with Palace Station, Boulder Station, Texas Station, and Sunset Station, the "Las Vegas Casino Properties". The Company also owns a 50% interest in Town Center Amusements, Inc. d.b.a. Barley's Casino & Brewing Company ("Barley's"). Palace Station is situated on 39 acres on Sahara Avenue adjacent to Interstate 15, and is near major attractions on the Las Vegas Strip and downtown Las Vegas. Boulder Station is situated on 46 acres along Boulder Highway, immediately adjacent to Interstate 515, and is located on the opposite side of Las Vegas from Palace Station. Texas Station is located on 47 acres at the corner of Lake Mead Boulevard and Tonopah Highway in North Las Vegas. Sunset Station is located on 105 acres on Sunset Road immediately adjacent to Interstate 515 and features a Spanish/Mediterranean-themed hotel/casino. Each of the Company's Las Vegas casinos caters primarily to local Las Vegas residents. The Company markets the casinos together under the Station Casinos' brand, offering convenience to residents throughout the Las Vegas Valley with its strategically located properties.

         In Missouri, the Company owns and operates Station Casino Kansas City and Station Casino St. Charles. Station Casino Kansas City, is situated on 183 acres immediately east of the heavily traveled Interstate 435 bridge, seven miles east of downtown Kansas City. Station Casino Kansas City caters to local customers within the greater Kansas City area, as well as tourists from outside the region. Station Casino St. Charles is located on 52 acres situated immediately north of the Interstate 70 bridge in St. Charles, and is strategically located to attract customers from the St. Charles and greater St. Louis areas, as well as tourists from outside the region. Management employs the same operating strategies that have been successful at the Company's properties in the competitive Las Vegas market in order to secure a strong presence in the Missouri markets.

OPERATING STRATEGY

         Management believes that the following key principles have been integral to its success as a gaming operator and intends to continue to employ these strategies at each of its various operations.

         TARGETED CUSTOMER BASE

         The Company's operating strategy emphasizes attracting and retaining customers primarily from the local and repeat visitor markets. The Las Vegas Casino Properties and Station Casino Kansas City and Station Casino St. Charles (collectively the "Casino Properties") attract customers from their local markets through innovative, frequent and high-profile promotional programs, focused marketing efforts and convenient locations, and from the repeat visitor market through aggressive marketing and the development of strong relationships with specifically targeted travel wholesalers. Although perceived value initially attracts a customer to the Casino Properties, actual value generates customer satisfaction and loyalty. Management believes that actual value becomes apparent during the customer's visit through an enjoyable, affordable and high-quality entertainment experience. Las Vegas, which is and has been one of the fastest growing cities in the United States, is characterized by a strong economy and demographics which include an increasing number of retirees and other active gaming customers. This strategy applies as well to the Missouri markets. The Company believes that its out-of-town patrons are also discerning customers who enjoy the Company's value-oriented, high-quality approach. This is particularly true in Las Vegas where patrons view the Company's hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and downtown Las Vegas.

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

         MARKETING AND PROMOTION

         The Company employs an innovative marketing strategy that utilizes frequent, high-profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to aggressive marketing through television, radio and newspaper advertising, the Company has created and sponsored such promotions as "Paycheck Bonanza" and the "Great Giveaway," a popular football season contest. These promotions have become a tradition in the locals' market and have had a positive impact upon the Company's patronage during their respective promotion periods.

         In April 1999, the Company introduced its unified Boarding Pass player rewards program at the Las Vegas Casino Properties. The Boarding Pass program allows guests to earn points based on their level of gaming activity. These points can then be redeemed for food, entertainment and merchandise at any of the Las Vegas Casino Properties. This "single card", for which the technology was developed in-house, sets the Company apart from its competition in the Las Vegas locals market.

CASINO PROPERTIES

          Set forth below is certain information concerning the properties that are owned and operated by the Company. The properties are more fully described in the following table.


                              CASINO PROPERTIES (1)

                                             CASINO
                                             SQUARE             HOTEL                            GAMING          PARKING
               PROPERTY                      FOOTAGE            ROOMS          SLOTS (2)        TABLES (3)      SPACES (4)
-----------------------------------          -------            -----          ---------        ----------      ----------
Las Vegas Casino Properties
     Palace Station ...............           84,000            1,028            2,244               47            3,700
     Boulder Station ..............           89,000              300            3,108               47            4,350
     Texas Station ................           95,000              200            2,795               43            5,300
     Sunset Station ...............          110,000              467            3,000               56            5,700
Missouri Casino Properties
     Station Casino St. Charles ...           45,000                -            1,875               40            5,400
     Station Casino Kansas City ...          140,000              200            3,188              144            5,000
Other
     Wild Wild West ...............           12,500              260              250                7              500
     Barley's .....................           10,000                -              199                9                -
     Southwest Gaming .............                -                -              797                -                -

(1) The information with respect to each property other than Station Casino St. Charles is as of December 31, 1999. Information for Station Casino St. Charles is as of March 30, 2000, after the change from moving all gaming operations from the riverboat to the barge.

(2)  Includes slot and video poker machines and other coin-operated devices.

(3) Generally includes blackjack ("21"), craps, roulette, pai gow poker, mini baccarat, Caribbean stud poker, let it ride, big six, three card and double down stud. The Las Vegas Casino Properties also offer a keno lounge, poker room, bingo parlor and a race and sports book. The Missouri Casino Properties also offer a poker room. Wild Wild West and Barley's also offer a sports book.

(4) Includes covered parking spaces of 1,900 for Palace Station, 1,900 for Boulder Station, 3,500 for Texas Station, 2,000 for Sunset Station and 4,000 for Station Casino St. Charles.

LAS VEGAS CASINO PROPERTIES

         PALACE STATION

         Palace Station is situated on approximately 39 acres strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas' most heavily traveled areas, and a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. With Palace Station's ample parking and its convenient location, customers are assured easy access to the hotel and casino, a factor that management believes is particularly important in attracting and retaining its customers. The Palace Station complex has approximately 287,000 square feet of main facility area and features a turn-of-the-century railroad station theme. The complex also includes two swimming pools, an approximately 20,000-square foot banquet and convention center, five full-service restaurants, several fast-food outlets, a 24-hour gift shop and a non-gaming video arcade.

         Palace Station's five full-service restaurants have a total of over 1,225 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the 24-hour Iron Horse Cafe (featuring a Chinese menu in addition to American fare), an all-you-can-eat buffet known as "The Feast," the Broiler (a steak and seafood restaurant), the Pasta Palace (an Italian restaurant) and the Guadalajara Bar & Grille (a Mexican restaurant). Palace Station guests also may take advantage of the Palace Saloon Piano Bar and the Trax Lounge, which provide music, dancing and entertainment.

         BOULDER STATION

         Boulder Station, which opened in August 1994, is situated on approximately 46 acres strategically located on the opposite side of Las Vegas from Palace Station. Patrons enjoy convenient access to this facility which is located on Boulder Highway and immediately adjacent to the Interstate 515 interchange. Management believes that its highly visible location at this well-traveled intersection offers a competitive advantage relative to existing hotels and casinos located on Boulder Highway.
Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. The Boulder Station complex has approximately 337,000 square feet of main facility area and, like Palace Station, features a turn-of-the-century railroad station theme. The complex also includes five full-service restaurants, several fast-food outlets, a 280-seat entertainment lounge, eight additional bars, a high-quality 11-screen movie theater complex, a Kid's Quest child-care facility, a swimming pool, a non-gaming video arcade and a gift shop.

         Boulder Station's five full-service restaurants have a total of over 1,400 seats. These restaurants offer a variety of high-quality food at reasonable prices. Restaurant themes and menus are similar to Palace Station's, allowing Boulder Station to benefit from the market acceptance and awareness of this product. Restaurants include the 24-hour Iron Horse Cafe (featuring a Chinese menu in addition to American fare), an all-you-can-eat buffet known as "The Feast," the Broiler (a steak and seafood restaurant), the Pasta Palace (an Italian restaurant), and the Guadalajara Bar & Grille (a Mexican restaurant). In addition to these restaurants which are similar to the offerings at Palace Station, Boulder Station offers various fast-food outlets. Boulder Station's restaurants and bars are located in open settings that are designed to intermingle the dining and gaming experience.

         TEXAS STATION

         Texas Station, which opened in July 1995, is situated on approximately 47 acres located at the corner of Lake Mead Boulevard and Tonopah Highway in North Las Vegas. The facility features a friendly, "down-home" Texas atmosphere, highlighted by its distinctive early-Texas architecture. In February 1999, the Company completed a $55 million master-planned expansion of Texas Station. Upon completing this expansion, Texas Station has approximately 390,000 square feet of main facility area which also includes five full-service restaurants, several fast-food outlets, a 10,000-square foot Kid's Quest child-care facility, a 132-seat entertainment lounge, seven additional bars, a high-quality 18-screen movie theater complex, a swimming pool, a non-gaming video arcade and a gift shop. Management believes that the theater complex provides a competitive advantage for the property and is an additional attraction that draws a significant number of patrons to the facility (see "Expansion Strategy" in this Item 1 for discussion of an additional master-planned expansion of Texas Station).

         Texas Station's five full-service restaurants have a total of over 1,300 seats. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Yellow Rose Cafe (a 24-hour coffee shop), the Stockyard Steakhouse, the Guadalajara Bar & Grille (a Mexican restaurant), the San Lorenzo (an Italian restaurant) and the Market Street Buffet (featuring seven different food stations). In addition to the Texas Station-themed restaurants, guests may also take advantage of the unique features of the Martini Ranch, the Whiskey Bar with a seven-foot high bronco rider, which rotates on a pedestal and may be viewed by patrons on all sides, the Garage Bar which features a 1976, fire engine red Cadillac Eldorado with seven-foot Texas long-horns on the hood, or the Armadillo Honky Tonk where a 3,000 piece cut glass armadillo is the centerpiece of a dance hall. The facility also offers a variety of fast-food outlets to enhance the customers' dining selection. Management believes that the quality and variety of the restaurants offered at the facility are a major draw in the rapidly growing North Las Vegas and Summerlin markets.

         SUNSET STATION

         Sunset Station, which opened in June 1997, is located on an approximately 105-acre parcel at the intersection of Interstate 515 and Sunset Road. Multiple access points provide customers convenient access to the gaming complex and parking areas. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and eight miles southeast of Boulder Station. In November 1998, the Company completed a $34 million master-planned expansion of Sunset Station.

         Sunset Station is distinguished from the Company's other properties by its interior and exterior Spanish/Mediterranean-style architecture. The facility features approximately 428,000 square feet of main facility area, plus seven full-service restaurants, themed to capitalize on the restaurants at the Company's other properties, an entertainment lounge, additional bars, a microbrewery, a gift shop, a non-gaming video arcade, tenant lease space for additional restaurants, a high-quality 13-screen movie theater complex, a Kid's Quest child-care facility, an outdoor swimming pool and an amphitheater, as well as several fast-food outlets and franchises.

         Sunset Station's seven full-service restaurants have a total of over 2,100 seats featuring "live-action" cooking and simulated patio dining. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Sunset Cafe (a 24-hour coffee shop), the Sonoma Cellar (a steakhouse), the Casa Del Sol (a seafood restaurant), the Capri (an Italian restaurant), Guadalajara Bar & Grille (a Mexican restaurant), Sunset Brewing Company (a microbrewery) and The Feast Around the World, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Guests may also take advantage of the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained-glass and a water light display. The facility also offers fast-food outlets to enhance the customers' dining selection.

         Sunset Station is located on approximately 105 acres, approximately 70 acres of which have been developed. The Company is currently evaluating potential development plans for the undeveloped property. Uses for the land could include a lifestyle entertainment retail center, as well as the development of several pads for various build-to-suit retail, restaurant and entertainment concepts. Timing and definitive plans have not yet been determined for such a development.

MISSOURI CASINO PROPERTIES

         STATION CASINO KANSAS CITY

         Station Casino Kansas City opened in January 1997. This facility is a master-planned gaming and entertainment destination facility featuring a historic Missouri riverboat theme and is strategically located to attract customers from the greater Kansas City area, as well as tourists from outside the region. The facility is located on an approximately 183-acre site immediately east of the heavily traveled Interstate 435 bridge, seven miles east of downtown Kansas City. Station Casino Kansas City's marketing programs are specifically designed to effectively target and capture repeat customer demand from the local customer base and also capture the strong visitor and overnight markets. Management believes that Station Casino Kansas City has specific advantages relative to other riverboat facilities in the region and that it is the premier facility in the Kansas City market. The site is adjacent to the Interstate 435 bridge, which supports traffic flow of approximately 90,000 cars per day. Interstate 435 is a six-lane, north-south expressway offering quick and easy accessibility and direct visibility of the site.

         The Station Casino Kansas City facility features two continuously docked gaming vessels situated in a man-made protective basin. The Company believes the Station Casino Kansas City facility offers the first Las Vegas-style gaming experience in the Midwest. The gaming facilities are docked adjacent to a land-based entertainment facility with approximately 526,000 square feet of main facility area which includes six full-service restaurants, several fast-food outlets, 11 bars and lounges, a 1,400-seat Grand Pavillion featuring headline entertainment, a Kid's Quest child-care facility, a high-quality 18-screen movie theater complex, a 5,700-square foot non-gaming video arcade and midway operated by Sega GameWorks and a gift shop.

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

         In March 2000, the Company completed a reconfiguration of the two gaming vessels at Station Casino St. Charles. In response to the new "open boarding" rules that went into effect in the St. Louis market in September 1999, the Company has moved all of the gaming operations to the existing barge which contains 45,000 square feet of gaming and entertainment space. Station Casino St. Charles features a 250-seat all-you-can-eat buffet known as "The Feast," as well as an 80-seat specialty steakhouse known as "The Broiler." In addition to the casinos and restaurants, the facility offers three bars, an entertainment lounge, a lobby, a ticketing facility and a gift shop.

         In May 1996, the Company completed construction of an elevated roadway and a 4,000-space five-story parking structure. The parking facility is constructed above the existing flood plain. The elevated roadway and parking structure provide improved access to the gaming facilities and significantly diminish Station Casino St. Charles' susceptibility to closure during the spring flooding season.

         In the fall of 1996, the Company commenced an expansion project at Station Casino St. Charles which included the building of a backwater basin containing two new gaming vessels and a new retail and entertainment complex. Since December 31, 1997, construction on the Station Casino St. Charles expansion project has been halted.

         The Company currently believes the Station Casino St. Charles expansion project as originally contemplated fulfills a strategic need in the St. Louis, Missouri market. While the Company desires to complete and operate these new facilities, circumstances may arise in the future, including the lack of available financing, a downturn in the demand for gaming facilities or increased regulatory requirements unique to the state of Missouri and more attractive uses of available capital, which may prevent the expansion project from being completed as originally designed, if at all. As a result of the uncertainty surrounding the expansion project, the Company evaluated the carrying values of the assets in St. Charles as of December 31, 1999 and concluded that a write-down of the assets was appropriate.

         As of December 31, 1999, the existing operating assets and $169.0 million the Company had invested in the expansion project were written down by approximately $125.2 million. The Company does not anticipate that any major construction activity on the expansion project will resume in the near term.

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

         The Company has commenced another phase of master-planned construction at Texas Station. Construction has begun on the $55 million project, which is expected to be completed in the first quarter of 2001. The next phase of the master plan is designed to further position Texas Station as an all-inclusive entertainment destination for Las Vegas residents. The project will include the addition of 350 gaming devices, a 60-lane bowling alley and approximately 40,000 square feet of meeting and banquet space.

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

         GREEN VALLEY PROJECT

         A 50/50 joint venture between the Company and GCR Gaming, LLC (a subsidiary of American Nevada Corporation) has proposed to build a new resort/casino on the south side of Interstate 215 at Green Valley Parkway in Henderson, Nevada. The 40-acre resort site is part of a 170-acre mixed-use commercial, retail and office project. The resort site has been designated a gaming enterprise district under Nevada Senate Bill 208 and local ordinances since 1996. Construction is expected to commence during the third quarter of 2000 and is expected to be completed in the fourth quarter of 2001. The estimated construction cost of this project is $270 to $280 million. The yet-to-be named project will be managed by a subsidiary of the Company. The Company and American Nevada Corporation have co-owned Barley's since January 1996.

         The new project is planned to complement the Green Valley Ranch master-planned community. The plans for the project include over 330,000 square feet of public space and 200 hotel rooms. Planned entertainment amenities include a state-of-the-art spa with outdoor pools; a 10-screen movie theater; six full-service restaurants; a fast-food court with six quick-serve outlets and a non-gaming arcade. It is anticipated that the casino will have 95,000 square feet of gaming with over 2,400 slot machines and 40 table games. The planned facility also includes a race and sports book, a poker room and parking for approximately 3,200 vehicles in a low-rise garage and on surface parking.

         UNITED AUBURN INDIAN COMMUNITY

         On October 12, 1999, the Company announced that it has entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Subject to the receipt of certain governmental approvals, as well as voter approval of a proposed amendment to the California constitution, the Company and the UAIC intends to develop a gaming and entertainment facility on 49 acres, approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. The scope and the timing of this project has yet to be determined.

COMPETITION

         The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Indian reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than the Company. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. Legalized casino gaming in such states and on Indian reservations will provide strong competition to the Company and could adversely affect the Company's operations, particularly to the extent that such gaming is conducted in areas close to the Company's operations. Indian gaming in California, as it currently exists, has had little, if any impact on the Company's operations to date, although there are no assurances as to future impact. Proposition 5, a California ballot initiative passed by voters in California on November 3, 1998, would have permitted Indian tribes who enter into agreements with the State of California to conduct certain gaming activities including horse race wagering, gaming devices (including slot machines), banked card games and lotteries. In August 1999 Proposition 5 was ruled unconstitutional by the California Supreme Court on the basis that the initiative would permit the operation of Nevada and New Jersey type casinos, which is prohibited by the California Constitution. Proposition 1A is an amendment to the California Constitution, passed by the voters of California on March 7, 2000, designed to modify the Constitution to authorize the Governor to negotiate compacts with federally recognized Indian tribes, subject to Legislative ratification, for the operation of slot machines, lottery games, and banking and percentage games on Indian lands. In September 1999 the Governor negotiated, and the Legislature ratified, compacts with 57 Indian tribes that became effective with the passage of Proposition 1A. It is not certain how Proposition 1A will affect the Company; however, because visitors from California make up Nevada's largest visitors market, with Proposition 1A, increased competition from Indian gaming may result in a decline in the Company's revenues and may have a material adverse effect on the Company's business.

         The Las Vegas Casino Properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. Such competition includes at least 11 hotel/casinos targeted primarily towards local residents and repeat visitors, as well as numerous non-hotel gaming facilities targeted towards local residents. The Company competes with other locals oriented hotel/casinos by focusing on repeat customers and attracting these customers through innovative marketing programs. The Company's value-oriented, high-quality approach is designed to generate repeat business. Additionally, the casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Currently, there are approximately 30 major gaming properties located on or near the Las Vegas Strip, 12 located in the downtown area and several located in other areas of Las Vegas. In addition, two new hotel/casinos are under construction which will add approximately 2,800 rooms to the Las Vegas area. One of the new hotel/casinos is located on the Las Vegas Strip and is expected to draw significant numbers of visitors. This new facility could have a positive effect on the Las Vegas Casino Properties through increased local employment and increased visitor traffic to Las Vegas. However, major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the businesses of the Las Vegas Casino Properties. The additional capacity has had little, if any, impact on the Las Vegas Casino Properties' hotel occupancy or casino volume to date, although there can be no assurance that hotel occupancy or casino volume will not be adversely affected in the future.

         The Las Vegas Casino Properties face more direct competition from 11 hotel/casinos primarily targeted to the local and the repeat visitor markets. Some of these competitors have completed expansions and existing competitors and new entrants into these markets are in the planning stages or under construction on other projects. Other gaming operators own undeveloped properties on which they could develop gaming facilities in the immediate vicinity of Texas Station. In July 1999, The Regent Las Vegas Hotel and Casino ("the Regent") opened in northwest Las Vegas approximately five miles from Texas Station. The Regent competes indirectly with Texas Station because of its close proximity to Texas Station. Another new hotel/casino will be opening near the Regent in the second half of 2000 and will compete directly with Palace Station and Texas Station. Also, a smaller competitor on Boulder Highway is anticipated to open in the first half of 2000. Although the Company has competed strongly in these marketplaces, there can be no assurance that additional capacity will not have a negative impact on the Company.

         The Missouri Gaming Commission has been empowered to determine the number of gaming licenses supportable by the region's economic situation. As of December 31, 1999, 41 applications for gaming licenses had been filed with the State of Missouri, including ten applications to operate in the St. Louis marketplace. Ten licensees are currently licensed in Missouri, in St. Louis, Kansas City, St. Joseph and Caruthersville, Missouri. Station Casino St. Charles competes primarily with other gaming operations in and around St. Louis, Missouri. Currently, in addition to Station Casino St. Charles, there are four competitors operating in the St. Louis market. In particular, Station Casino St. Charles directly competes with a facility located in Maryland Heights which opened in 1997. Such direct competition is due to the Maryland Heights facility's size, quality and close proximity. The Company has experienced a decline in revenues at Station Casino St. Charles since the opening of the Maryland Heights facility. The Company has taken steps that management believes will mitigate the effects of such competition and the decline in revenues has stabilized. However, in light of ever increasing competition, there can be no assurance as to the future performance of Station Casino St. Charles. Additionally, two of the four competitors operating in the St. Louis market are located in Illinois, which does not impose the $500 loss limit imposed in Missouri. Gaming also has been approved by local voters in jurisdictions near St. Louis, including St. Charles, Jefferson City and other cities and counties along the Mississippi and Missouri Rivers. The Missouri Gaming Commission is currently considering applicants for a gaming license in the St. Louis area. It is not known at this time if a new license will be granted, or, if granted, when the licensee could open a new facility. Any new gaming operations developed near St. Louis would likely provide significant competition to Station Casino St. Charles. Gaming laws in surrounding states and in other areas may be amended in ways that would increase the competition to Station Casino St. Charles. This increasing competition could have a material adverse effect on the Company's business.

         On March 21, 1997, Davis Gaming was selected for investigation for licensure for a riverboat gaming operation which it intends to develop in Boonville, Missouri, a city in central Missouri near Jefferson City and Columbia. Davis Gaming recently sold its rights to build and operate the Isle of Capri which has until March 31, 2000, to obtain approval from the Boonville City Council. In addition, Mark Twain Casino L.L.C. was selected for investigation for licensure for a riverboat gaming operation which it intends to develop in LaGrange, Missouri, a city in northeastern Missouri. Neither area is currently served by a Missouri gaming facility. The Isle of Capri Project has proceeded and has received preliminary site and development approval from the Missouri Gaming Commission. On February 23, 2000, the Mark Twain Casino Project received approval from the Missouri Gaming Commission to operate its proposed riverboat gaming operation in a continuously docked manner.

         Station Casino Kansas City competes primarily with other gaming operations in and around Kansas City, Missouri. In addition to Station Casino Kansas City, there are three other gaming facilities currently operating in the Kansas City market. Gaming has been approved by local voters in jurisdictions near Kansas City, including St. Joseph (which currently has one riverboat gaming operation), Jefferson City and other cities and counties along the Missouri River. Since the opening of Station Casino Kansas City, Sam's Town, the closest gaming development to Station Casino Kansas City, closed and Boyd Gaming, the owner of Sam's Town, sold most of Sam's Town's assets to Harrah's, the operator of Harrah's-North Kansas City, the next closest gaming operator in the area. The Kansas state senate is currently considering a bill to allow games of chance at the Woodlands race track which is approximately 15 miles from Station Casino Kansas City. Although this has been proposed in the past and failed, there are no assurances it will fail again. Any new gaming operations developed near Kansas City would likely provide significant competition to Station Casino Kansas City.

         Several companies are engaging in riverboat gaming in states neighboring Missouri. Illinois sites, including Alton, East St. Louis, and Metropolis, enjoy certain competitive advantages over Station Casino St. Charles because Illinois, unlike Missouri, does not impose limits on the size of losses and places fewer restrictions on the extension of credit to customers. In contrast, Missouri gaming law provides for a maximum loss of $500 per player on each cruise and prohibits the extension of credit (except credit cards and checks). Unlike Illinois gaming law, the Missouri gaming law places no limits on the number of gaming positions allowed at each site. As of December 31, 1999, Illinois had approved a total of ten licenses; however, only nine licensees are operating riverboat gaming facilities. While riverboats currently are the only licensed form of casino-style gaming in Illinois and the number of licenses is restricted to ten, possible future competition may arise if gaming is legalized in or around Chicago, which was specifically excluded from the legislation permitting gaming in Illinois.

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

REGULATION AND LICENSING

         NEVADA GAMING REGULATIONS

         The ownership and operation of casino gaming facilities, the operation of gaming device routes and the manufacture and distribution of gaming devices in Nevada are subject to: (i) the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), the City of Las Vegas, the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"), the City of North Las Vegas, the City of Henderson and certain other local regulatory agencies. The Nevada Commission, the Nevada Board, the City of Las Vegas, the Clark County Board, the City of North Las Vegas, the City of Henderson, and certain other local regulatory agencies are collectively referred to as the "Nevada Gaming Authorities".

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

         The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On May 27, 1999, the Nevada Commission granted the Company prior approval to make public offerings for a period of two years, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two year approval period. The Shelf Approval also applies to any affiliated company wholly-owned by the Company (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, the Company or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

         Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability or whom a court in the state of Nevada has found guilty of cheating. The loss or restriction of the Company's gaming licenses in Nevada would have a material adverse effect on its business and could require the Company to cease gaming operations in Nevada.

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

         On January 16, 1997, the Missouri Gaming Commission granted Kansas City Station Corporation two (2) Class A licenses to own and operate the River King and River Queen floating gaming facilities.

         On November 25, 1997, the Supreme Court ruled, in a case brought by anti-gaming interests involving certain operators who compete with Station Casino St. Charles in Maryland Heights, Missouri, that gaming may occur only in artificial spaces that are contiguous to the surface stream of the Missouri and Mississippi rivers. On November 3, 1998, the citizens of the State of Missouri approved a Constitutional amendment which was proposed by initiative petition, that retroactively legalized lotteries, gift enterprises and games of chance aboard excursion gambling boats and floating facilities located within artificial spaces containing water that are within 1,000 feet of the closest edge of the main channel of the Mississippi or Missouri Rivers. This amendment to the Constitution was certified on November 23, 1998.

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

         With respect to the availability of dockside gaming, which may be more profitable than excursion gaming, the Missouri Gaming Commission is empowered to determine on a site-by-site basis where such gaming is appropriate and shall be permitted. On December 27, 1994, Station Casino St. Charles was granted a dockside gaming license for its floating gaming facility by the Missouri Gaming Commission. On April 16, 1996, Station Casino St. Charles, subsequently received approval from the Missouri Gaming Commission to conduct its operations on its excursion gaming riverboat on a continuously docked basis. The U.S. Coast Guard has recommended to the Missouri Gaming Commission that all gaming vessels on the Missouri River be required to remain dockside because certain characteristics of the Missouri River, including turbulence, lack of emergency response infrastructure and potential congestion, create substantially elevated risks for the operation of large capacity passenger vessels. Dockside gaming in Missouri may differ from dockside gaming in other states, such as Mississippi, because the Missouri Gaming Commission has the ability to require "simulated cruising." The simulated cruises are required to be a minimum of two hours and a maximum of four hours. Dockside gaming in Missouri may not be as profitable as dockside gaming in other states because of the admission fee paid for each patron that enters the excursion gambling boat.

         The Company understands that the Missouri Gaming Commission and offices of the United States Attorney in Missouri are conducting investigations regarding the actions of an attorney who worked on certain Company legal matters in Missouri. The Company believes that the investigations relate to, among other things, certain bonus payments made by the Company to such attorney. The Company has received requests for information and documents from these agencies and is cooperating fully. The Company is unaware of any improprieties on its part. However, due to the uncertainty inherent in any investigation, the Company cannot predict the ultimate outcome of these investigations. If the Company were to be implicated in any wrongdoing, this could lead to further proceedings against the Company, and could result in significant fines and/or other penalties imposed on the Company, which, if imposed, could have a material adverse effect on the Company's business and gaming licenses.

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

EMPLOYEES

         As of December 31, 1999, the Company and its subsidiaries had approximately 10,700 employees. From time to time, certain employees of the Company are contacted by unions and the Company engages in discussions with such employees regarding establishment of collective bargaining agreements. In 1998, approximately 12 of the Company's employees have voted to be represented by a union. While the Company is from time to time faced with such movements by employees, the Company does not believe that such movements will have any broad-based impact on its employees; however there can be no assurances to that effect. Management believes that it has good relationships with its employees.

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

         Texas Station is situated on approximately 47 acres located in North Las Vegas, Nevada. The Company leases this land from a trust pursuant to a long-term ground lease. The trustee of this trust is Bank of America NT&SA, the beneficiary of which is Texas Gambling Hall & Hotel, Inc., an affiliate company of the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $150,000 through June 2000. In July 2000, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. The rent will be further adjusted by a cost of living factor after the first ten years and every ten years thereafter. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals beginning in May 2000, to purchase the land at fair market value. Pursuant to the ground lease, the lessor will have a right to put the land to the Company, exercisable no later than one year after the first to occur of (a) a change of control (as defined in the lease), or (b) delivery of written notice that such a change of control is anticipated, at a purchase price equal to fair market value as determined by negotiation. The Company believes that the terms of the ground lease are as fair to the Company as could be obtained from an independent third party. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Amended Bank Facility.

         Sunset Station is situated on approximately 105 acres located in the Green Valley/Henderson area of Las Vegas, Nevada. The Company leases approximately 48 acres pursuant to a long-term ground lease with an unaffiliated third party. The lease was entered into in June 1994, and has a term of 65 years with monthly rental payments of $120,000, adjusted on each subsequent five-year anniversary by a cost of living factor. In June 2001, the Company has an option to purchase this land for $23.8 million. Additionally, in June 2001, the lessor has an option to sell this land to the Company for $21.8 million. Of the remaining land, approximately 52 acres were purchased by the Company in September 1995, for approximately $11.0 million.

         Station Casino St. Charles is situated on approximately 52 acres located immediately north of Interstate 70 on the edge of the Missouri River in St. Charles, Missouri. The Company owns the entire 52 acres. The Company's ownership interest in the St. Charles property is subject to liens to secure borrowings under the Amended Bank Facility.

         Station Casino Kansas City is situated on approximately 183 acres in Kansas City, Missouri. The Company entered into a joint venture with an unaffiliated third party to acquire the property. Station Casino Kansas City leases 171 acres of the site from the joint venture with current monthly payments of $93,636. Commencing April 1, 1998, and every anniversary thereafter, the rent shall be adjusted by a cost of living factor of not more than 5% or less than 2% per annum. The lease expires March 31, 2006, with an option to extend the lease for up to eight renewal periods of ten years each, plus one additional seven year period. In connection with the joint venture agreement, the Company received an option providing for the right to acquire the joint venture partner's interest in this joint venture. The Company has the option to acquire this interest at any time after April 1, 2002 through April 1, 2011, for $11.7 million, however, commencing April 1, 1998, the purchase price will be adjusted by a cost of living factor of not more than 5% or less than 2% per annum. The Company paid $2.6 million for this option. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Amended Bank Facility, and under certain circumstances the Amended Bank Facility permits the lenders to force the exercise of such option.

         The Company has acquired or leased several parcels of land in various jurisdictions as part of the Company's development activities. Included in land for held development at December 31, 1999 is approximately $18.8 million related to land which had been acquired for potential gaming projects in jurisdictions where gaming has been approved. Subsequent to December 31, 1999, the Company acquired additional parcels of land for potential gaming projects. The cost of these new parcels was approximately $30.2 million.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs.

         SETTLEMENT OF CRESCENT LITIGATION

         On January 16, 1998, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger") with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). The Company wrote off $2.9 million of costs incurred related to the Merger. The Merger became subject to litigation between the two companies. On April 14, 1999, the Company announced that it had settled its lawsuits with Crescent arising out of the failed Merger. Under the terms of the settlement agreement, Crescent paid the Company $15 million, and the parties have released each other from all claims.

         LOW WATER LEVEL AT STATION CASINO ST. CHARLES; EPA INVESTIGATION

         During December 1998 and January 1999, the water level of the Missouri River was well below normal. In addition, over time silt and debris flowing downstream have built up under the gaming barges and other ancillary barges at Station Casino St. Charles. These circumstances have caused a portion of these barges, at times, to touch the river bottom. Because these barges have touched the river bottom, the American Bureau of Shipping ("ABS") decertified the barges on January 8, 1999. As a result of the decertification, the Missouri Gaming Commission expressed concern regarding the effect of the low water level on the barges. However, based upon improvement in the water level and the Company's agreement to work with ABS to re-certify all of the barges at a time when the river levels permit, the Missouri Gaming Commission allowed the gaming facility to remain open. On November 11, 1999, ABS recertified the barges. The Company continues to monitor the situation very carefully and believes that the facility should remain in operation. However, there can be no assurance that the Company's assessment will not change or that the relevant authorities will continue to permit the operation of the facility. A prolonged closure of the facility as a result of the low water level would have a material adverse effect on the Company's business, financial position and results of operations.

         The Company has taken steps and intends to take further steps to remedy the problems caused by the low water level. These further steps include dredging material from under the barges. The Company does not expect the cost of these remedial activities to be material, although there can be no assurance that such costs will not exceed the Company's expectations. Dredging and construction activities generally require permits from the United States Army Corps of Engineers (the "Corps of Engineers"). The Company has received certain permits to continue dredging activities. The Company is in the process of applying for additional permits which will allow it to dredge more efficiently than the current permit. There can be no assurance that the Corps of Engineers will grant such permits or that they will be granted on a timely basis. In the event that low water levels return, the Company could be forced to close the facility. The Company's ability to receive the required permits could be adversely affected by the investigation described below.

         On February 3, 1999, the Company received a subpoena issued by the EPA requesting that documentation relating to the Company's dredging activities at the facility be furnished to the Grand Jury in the United States District Court for the Eastern District of Missouri. Several employees and persons who contracted to work for the Company received similar subpoenas. The Company believes that the EPA is investigating allegations that the Company or the Company's contractors dredged and disposed of silt and debris from the area of the facility either without proper permits or without complying with such permits. The Company has completed the investigation of the substance of the allegations and continues to cooperate fully with the EPA. The investigation could lead to further proceedings against the Company which could result in significant fines and other penalties imposed on the Company. On December 9, 1999, the Company and the United States, on behalf of the Corps of Engineers, tentatively entered into a "Consent Decree" regarding the alleged dredging activities. On February 15, 2000, the United States District Court for the Eastern District of Missouri, after public notice and passage of the comment period, approved the Consent Decree. Subsequently, the Consent Decree was published in the National Register without comment or objection. As a result, the approval of the Consent Decree and the expiration of the notice period now brings resolution to this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock trades on the New York Stock Exchange under the symbol "STN". Prior to September 5, 1996, the common stock traded on the Nasdaq Stock Market under the symbol "STCI". The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock as reported on the New York Stock Exchange.


                                                                         HIGH         LOW
                                                                         ----         ---
                FISCAL YEAR ENDING DECEMBER 31, 1999
                ------------------------------------
                         First Quarter                                $  14.88     $  7.94
                         Second Quarter                                  20.38       12.25
                         Third Quarter                                   24.63       17.00
                         Fourth Quarter                                  27.38       16.50

                TRANSITION PERIOD ENDING DECEMBER 31, 1998
                ------------------------------------------
                         First Quarter                                $  15.88     $ 13.19
                         Second Quarter                                  15.31        5.06
                         Third Quarter                                    8.50        4.00

         As of March 3, 2000, there were 653 holders of record of the Company's common stock.

         The Company has never paid cash dividends on any shares of Common Stock. The Company does not intend to pay cash dividends in the foreseeable future so that it may reinvest its earnings in the development of its business. The payment of dividends in the future will be at the discretion of the Board of Directors of the Company. Restrictions imposed by the Company's debt instruments and other agreements, limit the payment of dividends by the Company (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Description of Certain Indebtedness and Capital Stock").

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     On November 6, 1998 the Company filed a Form 8-K announcing its change in fiscal year end from March 31 of each year to December 31 of each year. This change is effective for the nine month period ended December 31, 1998 (the "Transition Period 1998").

     The selected consolidated financial data presented below as of and for the Company's fiscal years ended March 31, 1996, 1997 and 1998, for the Transition Period 1998, and for the fiscal year ended December 31, 1999 have been derived from consolidated financial statements which, except for 1996 and 1997, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.


                                                           FOR THE YEAR
                                                                ENDED        TRANSITION
                                                             DECEMBER 31,      PERIOD          FOR THE YEARS ENDED MARCH 31,
                                                                                          ---------------------------------------
                                                                 1999            1998         1998           1997        1996
                                                             -------------  ------------- ------------  ------------ ------------
                                                                       (amounts in thousands, except per share amounts)
OPERATING RESULTS:
Net revenues ...............................................  $   942,469   $   642,214   $   769,610   $   583,515   $   466,857
Operating income ...........................................       28,871        64,696        84,186        58,123        69,464
Income (loss) before income taxes and  extraordinary item ..      (47,223)       (9,864)       (4,120)       21,378        40,051
Extraordinary item-loss on early retirement of debt,
    net of applicable income tax benefit ...................      (10,653)       (3,104)       (2,042)            -             -
Net income (loss) applicable to common stock ...............      (44,758)      (17,531)      (12,441)        6,518        25,419
Basic and diluted earnings (loss) per common share .........  $     (1.14)  $     (0.50)  $     (0.35)  $      0.18   $      0.75

BALANCE SHEET DATA:
Total assets ...............................................  $ 1,276,273   $ 1,531,925   $ 1,300,216   $ 1,234,118   $   827,314
Long-term debt .............................................      942,480     1,147,266       900,226       760,963       464,998
Stockholders' equity .......................................      216,801       269,406       286,887       298,848       278,470

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

RESULTS OF OPERATIONS

The following table highlights the results of operations for the Company (dollars in thousands):


                                        Fiscal                Twelve                                  Nine              Fiscal
                                         Year                 Months                                 Months              Year
                                         Ended                Ended            Transition            Ended               Ended
                                      December 31,         December 31,          Period           December 31,          March 31,
                                          1999                 1998               1998                1997                1998
                                      ------------         ------------        ----------         ------------          ---------
                                                               (unaudited)                         (unaudited)
NET REVENUES - TOTAL                   $ 942,469           $ 847,015           $ 642,214           $ 564,809           $ 769,610
     Nevada Operations (a)               584,852             526,854             397,908             341,447             470,393
     Missouri Operations (a)             313,439             290,160             219,734             203,374             273,800
     Other (a)                            44,178              30,001              24,572              19,988              25,417

OPERATING INCOME (LOSS) - TOTAL        $  28,871           $  92,380           $  64,696           $  56,502           $  84,186
     Nevada Operations (a)               147,217             111,902              83,669              60,028              88,261
     Missouri Operations (a)             (85,269)             (1,528)             (5,056)              6,358               9,886
     Other (a)                           (33,077)            (17,994)            (13,917)             (9,884)            (13,961)

CASH FLOWS FROM:
     Operating activities              $ 173,058           $ 108,321           $  76,692           $  73,326           $ 104,955

EBITDA, AS ADJUSTED (b) - TOTAL        $ 236,970           $ 192,384           $ 147,682           $ 117,764           $ 162,466
     Nevada Operations (a)               186,677             150,413             113,284              96,029             133,158
     Missouri Operations (a)              69,223              54,314              43,163              29,640              40,791
     Other (a)                           (18,930)            (12,343)             (8,765)             (7,905)            (11,483)

EBITDA, AS ADJUSTED (b),
ADJUSTED FOR THE SUNSET
EQUIPMENT LEASE - TOTAL                $ 242,890           $ 200,952           $ 154,186           $ 121,942           $ 168,708
     Nevada Operations (a)               192,597             158,981             119,788             100,207             139,400

(a) The Nevada Operations include the accounts of: Palace Station, Boulder Station, Texas Station and Sunset Station. The Missouri Operations include the accounts of: Station Casino St. Charles and Station Casino Kansas City. Other includes the operations of Wild Wild West, which opened in July 1998, the Company's investment in Barley's, Southwest Gaming and Corporate expense.

(b) "EBITDA, As Adjusted" consists of operating income plus depreciation, amortization, preopening expenses and impairment loss. The Company believes that in addition to cash flows and net income, EBITDA, As Adjusted is a useful financial performance measurement for assessing the operating performance of the Company. Together with net income and cash flows, EBITDA, As Adjusted provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and incur capital expenditures. To evaluate EBITDA, As Adjusted and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, preopening expenses and impairment loss, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's operating performance, cannot be determined from EBITDA, As Adjusted. Further, EBITDA, As Adjusted does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or adjustments to such measures may calculate EBITDA, or such adjustments in the same manner as the Company, and therefore, the Company's measure of EBITDA, As Adjusted may not be comparable to similarly titled measures used by other gaming companies.

         Consolidated net revenues, cash flows from operating activities, and EBITDA, As Adjusted for the fiscal year ended December 31, 1999 increased as compared to the Transition Period 1998. These increases are due to the Transition Period 1998 consisting of nine months as compared to the fiscal year ended December 31, 1999, which is twelve months. The above table presents certain results of operations from the unaudited twelve month period ended December 31, 1998 for comparison purposes.

         Consolidated net revenues, operating income, cash flows from operating activities and EBITDA, As Adjusted for the Transition Period 1998 decreased as compared to the fiscal year ended March 31, 1998. These decreases are due to the Transition Period 1998 consisting of nine months as compared to the fiscal year ended March 31, 1998, which is twelve months. The above table presents certain results of operations from the unaudited nine month period ended December 31, 1997 for comparison purposes.

         CONSOLIDATED NET REVENUES

         The increase in consolidated net revenues for the fiscal year ended December 31, 1999 as compared to the twelve months ended December 31, 1998 is due to increased revenues at all of the Company's properties. Increased revenues at the Nevada Operations are partially a result of the completed master-planned expansions at Texas Station and Sunset Station, which were completed in February 1999 and November 1998, respectively. In addition, revenues at the Nevada Operations increased due to the introduction of the Boarding Pass player rewards program in April 1999, which makes it more convenient for customers to redeem points earned from gaming activity at any of the Nevada properties. Net revenues at the Missouri Operations increased 8% primarily due to Station Casino Kansas City which generated a 13% increase in net revenues.

         Consolidated net revenues increased for the Transition Period 1998 as compared to the nine months ended December 31, 1997 due to increased revenues from the Nevada properties generally, and results from Sunset Station, which opened in June 1997, are included for only seven months in the nine months ended December 31, 1997. Also, revenues from the Station Casino Kansas City facility continued to steadily improve. Net revenues at Station Casino St. Charles declined 5% as a result of significant competition in the St. Louis market.

         OPERATING INCOME/OPERATING MARGIN

         The Company's operating income was impacted by certain charges in each of the above periods that affect the ability to analyze year to year comparisons. The following table identifies these charges (dollars in thousands):


                                                                    Fiscal        Twelve                    Nine          Fiscal
                                                                     Year         Months                   Months          Year
                                                                     Ended        Ended     Transition     Ended          Ended
                                                                  December 31, December 31,   Period     December 31,   March 31,
                                                                      1999         1998        1998          1997         1998
                                                                  ------------ -----------  ----------  ------------   -----------
                                                                               (unaudited)              (unaudited)
         Operating income ......................................    $ 28,871    $ 92,380     $ 64,696     $ 56,502      $ 84,186
                 OPERATING MARGIN ..............................        3.1%       10.9%        10.1%        10.0%         10.9%

         Certain charges:
                 Impairment loss ...............................    $137,435    $ 30,011     $ 30,011         ----          ----
                 Preopening expenses ...........................        ----        ----         ----     $ 10,866      $ 10,866

         Operating income, excluding certain charges ...........    $166,306    $122,391     $ 94,707     $ 67,368      $ 95,052
                OPERATING MARGIN, EXCLUDING CERTAIN CHARGES ....       17.6%       14.4%        14.7%        11.9%         12.4%

         Consolidated operating income, excluding certain charges, improved by $43.9 million in the fiscal year ended December 31, 1999 as compared to the twelve months ended December 31, 1998 with operating income at all of the Company's properties increasing. The increases at the Nevada properties are attributed to the same factors affecting consolidated net revenues discussed above and the increases at the Missouri properties are primarily attributed to a 95.2% increase in operating income, excluding certain charges, at Station Casino Kansas City due to a significant improvement in operations at this property. In addition, the decline in the prior year at Station Casino St. Charles was reversed as the property posted a $1.6 million increase in operating income, excluding certain charges.

         The consolidated operating margin, excluding certain charges, improved in the fiscal year ended December 31, 1999 as compared to the twelve months ended December 31, 1998, due to the operating margins at Sunset Station and Station Casino Kansas City improving over 600 basis points and smaller increases at all of the other properties.

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

         The following table highlights the various sources of revenues and expenses for the Company as compared to prior periods (dollars in thousands):


                                              Fiscal            Twelve                             Nine            Fiscal
                                               Year             Months                            Months            Year
                                               Ended            Ended           Transition        Ended            Ended
                                           December 31,      December 31,        Period        December 31,       March 31,
                                               1999              1998             1998             1997             1998
                                           ------------      ------------     -----------      ------------     -----------
                                                             (unaudited)                       (unaudited)
Casino revenues                             $  764,089       $  673,124       $  509,149       $  436,872       $  600,847
Casino expenses                                356,365          328,953          249,353          211,502          291,102
     MARGIN                                       53.4%            51.1%            51.0%            51.6%            51.6%

Food and beverage revenues                  $  141,116       $  138,044       $  104,538       $   97,859       $  131,365
Food and beverage expenses                      88,898           88,423           66,121           67,626           89,928
     MARGIN                                      37.0%            35.9%            36.7%            30.9%            31.5%

Room revenues                               $   42,870       $   39,678       $   30,040       $   27,692       $   37,330
Room expenses                                   15,860           14,975           11,515           10,001           13,461
     MARGIN                                      63.0%            62.3%            61.7%            63.9%            63.9%

Other revenues                              $   62,286       $   59,924       $   47,663       $   41,233       $   53,494

Selling, general and administrative         $  190,753       $  181,723       $  136,649       $  128,196       $  173,270
     PERCENT OF NET REVENUES                     20.2%            21.5%            21.3%            22.7%            22.5%

Corporate expenses                          $   23,007       $   15,661       $   11,431       $   10,391       $   14,621
     PERCENT OF NET REVENUES                      2.4%             1.8%             1.8%             1.8%             1.9%

         CASINO. Casino revenues increased for the fiscal year ended December 31, 1999 as compared to the twelve months ended December 31, 1998 as a result of the same factors affecting consolidated net revenues discussed above. The casino profit margin increased to 53.4% for the fiscal year ended December 31, 1999 from 51.1% for the twelve months ended December 31, 1998 with all properties improving their margin with the exception of Boulder Station which decreased slightly.

         Casino profit margin for the Transition Period 1998 remained relatively consistent with results for the nine months ended December 31, 1997.

         FOOD AND BEVERAGE. Food and beverage revenues for the fiscal year ended December 31, 1999 increased 2.2% over food and beverage revenues for the twelve months ended December 31, 1998. This increase is primarily due to the completion of the expansion projects at Sunset Station and Texas Station. These increases in food and beverage revenues in Nevada were offset by decreases at the Missouri properties. Also, food and beverage revenues increased due to selected menu price increases, which were offset by a decrease in food covers at all of the properties. Food and beverage net profit margins increased to 37.0% for the fiscal year ended December 31, 1999 from 35.9% for the twelve months ended December 31, 1998.

         Food and beverage revenues for the Transition Period 1998 increased 6.8% over food and beverage revenues for the nine months ended December 31, 1997. The primary reason for this increase is the results from Sunset Station, which opened in June 1997, are included for only seven months in the nine months ended December 31, 1997. The increase in food and beverage revenues is less than the overall increase in revenues. This is primarily due to a decline in food and beverage revenues at Station Casino Kansas City. In the prior year's period, the Company was very aggressive in promoting Station Casino Kansas City's food operations.

         Food and beverage net profit margins improved to 36.7% for the Transition Period 1998, from 30.9% in the nine months ended December 31, 1997. This increase in margin is due to improvement at the Company's Nevada Operations, primarily as a result of continued focus on cost control, as well as selected menu price increases.

         ROOM. Room revenues for the fiscal year ended December 31, 1999 increased 8.0% over room revenues for the twelve months ended December 31, 1998. The primary reason for this increase is the opening of the Wild Wild West Gambling Hall & Hotel in July 1998, which contributed $2.3 million of room revenues in the fiscal year ended December 31, 1999 as compared to $1.1 million of room revenues in the twelve months ended December 31, 1998.

         The company-wide room occupancy decreased to 89% in the fiscal year ended December 31, 1999 as compared to 90% in the twelve months ended December 31, 1998 due to the Company increasing room rates at the properties. The average daily room rate increased to $54 in the fiscal year ended December 31, 1999 as compared to $51 in the twelve months ended December 31, 1998.

         Room revenues for the Transition Period 1998 increased 8.5% over room revenues for the nine months ended December 31, 1997. The primary reason for this increase is the results from Sunset Station, which opened in June 1997, are included for only seven months in the nine months ended December 31, 1997. Additionally, the Company opened the Wild Wild West Gambling Hall & Hotel in July 1998, which contributed $1.1 million of room revenues in the Transition Period 1998. Offsetting these increases was a decline in room revenues at Palace Station and Boulder Station. These declines were primarily a result of a lower average daily room rate.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). As a percent of net revenues, SG&A decreased to 20.2% in the fiscal year ended December 31, 1999 as compared to 21.5% in the twelve months ended December 31, 1998. As a percent of net revenues, SG&A decreased to 21.3% in the Transition Period 1998 as compared to 22.7% in the nine months ended December 31, 1997. These decreases are due primarily to the fine tuning of operations at Sunset Station and Station Casino Kansas City. In the Company's experience, when a new property opens, SG&A as a percent of net revenues is higher than normal, and reduces as the property's operations mature. Also, due to the fixed cost nature of some of these expenses, they decrease on a percentage basis as the Company continues to increase revenue.

         CORPORATE EXPENSES. Corporate expenses as a percent of net revenues increased to 2.4% in the fiscal year ended December 31, 1999 as compared to 1.8% in the twelve months ended December 31, 1998. The Company has increased its corporate infrastructure as it continues to lay the foundation for future growth. Corporate expenses as a percent of net revenues for the Transition Period 1998 were consistent with the nine months ended December 31, 1997.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.7 million in the fiscal year ended December 31, 1999 to $70.7 million as compared to $70.0 million in the twelve months ended December 31, 1998. This increase is due to the completion of the expansion projects at Sunset Station and Texas Station which were completed in November 1998 and February 1999, respectively. This increase was offset by decreases at Boulder Station and Station Casino St. Charles as a portion of the original equipment became fully depreciated during the fiscal year ended December 31, 1999, as both properties have been open for five years. In addition, Palace Station had a large purchase of slot machines in 1994 that became fully depreciated during the fiscal year ended December 31, 1999. Depreciation at Station Casino St. Charles should also decline going forward, due to the write-off of assets noted below, while depreciation at Sunset Station should increase due to the purchase of various equipment leases in 1999.

         Depreciation and amortization increased $2.6 million in the Transition Period 1998 to $53.0 million as compared to $50.4 million in the nine months ended December 31, 1997. This increase is due to the results of Sunset Station being included for only seven months in the nine months ended December 31, 1997.

         IMPAIRMENT LOSS. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an impairment loss of $137.4 million in the fiscal year ended December 31, 1999 and $30.0 million in the Transition Period 1998 to adjust the carrying value of its fixed assets and land held for development to their estimated fair value. In the fiscal year ended December 31, 1999, approximately $125.2 million of the impairment loss was related to Station Casino St. Charles. In the fourth quarter of 1999, the Company made a decision to reconfigure the existing Station Casino St. Charles facility to a more efficient layout in response to the new open boarding rules promulgated by the Missouri Gaming Commission that began in September 1999 in the St. Louis market. All gaming operations will be moved to the existing barge by the end of the first quarter of 2000. The existing riverboat is expected to be sold after the reconfiguration is complete. In accordance with SFAS No. 121, the riverboat and miscellaneous other fixed assets were written down by approximately $15 million to their net realizable value.

         In addition, the Company performed an evaluation of the carrying values of the remaining assets in St. Charles and determined a $110 million write-down of the asset values was necessary. The write-down was deemed appropriate after a review of the property's asset valuations relative to the Company's near-term investment objectives. The balance of the impairment loss in the fiscal year ended December 31, 1999, resulted primarily from the Company's determination that it will sell a 40-acre parcel of land in Henderson, Nevada, that it recently acquired. Future development of the property will be limited to non-gaming purposes. The resulting write-down of the parcel was necessary to reflect the value of the land as a non-gaming site.

         In the Transition Period 1998, the impairment loss principally involves assets at the Station Casino St. Charles facility, including a riverboat formerly used in the Missouri operations, capitalized project costs associated with various parcels of land determined to have no value, and several parcels of land within close proximity to the St. Charles, Missouri site that were being held for future development. The fair value of the impaired assets was primarily determined through the market's interest in riverboats and barges, and on the comparable sales prices on parcels of land in the St. Charles area. The total amount of the impairment loss in the Transition Period 1998 related to this category of assets was approximately $23.4 million. In addition to the assets described above, the most significant portion of the remaining impairment loss in the Transition Period 1998 relates to several parcels of land in Nevada and Texas that the Company had acquired in the past for either defensive or expansion purposes. The value of these parcels was determined based on sales prices for comparable parcels of land on the market. The following two circumstances led to the Company's decision to write-down these assets to their fair market value: (1) the passage, in Nevada, of legislation which places significantly higher requirements on land to be zoned for gaming purposes, and
(2) the termination of the Plan of Merger with Crescent Real Estate Equities Company (see "Part I. Item 3. Legal Proceedings - Settlement of Crescent Litigation").

         Included in other assets, net on the accompanying consolidated balance sheet as of December 31, 1999, is $26.1 million related primarily to parcels of land. The Company is actively attempting to dispose of these non-strategic assets and expects to complete the sale of certain of these assets in the first half of calendar year 2000.

         PREOPENING EXPENSES. Prior to December 31, 1998, the Company capitalized preopening expenses associated with its construction projects, including Sunset Station, which opened in June 1997. Such amounts were expensed upon the opening of the related project. During the fiscal year ended March 31, 1998, the Company expensed preopening expenses of $10.9 million related primarily to this project. Preopening expenses incurred after January 1, 1999 will be expensed as incurred.

         INTEREST EXPENSE, NET. Interest costs incurred (expensed and capitalized) decreased 6.2% to $85.4 million for the fiscal year ended December 31, 1999 as compared to $91.0 million in the twelve months ended December 31, 1998. This decrease is due to a decline of $17.2 million in total long-term debt from the prior year and to a reduction in average interest rates on long-term debt to 9.0% from 9.6% in the prior year.

         Interest costs incurred (expensed and capitalized) for the Transition Period 1998 of $67.6 million remained consistent with interest costs incurred for the nine months ended December 31, 1997 of $68.9 million.

         OTHER INCOME/EXPENSE. During the fourth quarter of the fiscal year ended December 31, 1999, the Company wrote off $2.4 million of costs incurred related to the termination of the Flamingo Hilton Kansas City acquisition. The acquisition was terminated when the Missouri Gaming Commission (the "Commission") informed the Company that it would not be able to complete its licensing investigation on or before the termination date set forth in the acquisition agreement. The Company believes the Commission was unable to complete its licensing investigation in the required time frame because of the investigation of the actions of an attorney who worked on the Company's legal matters in Missouri (see "Regulation and Licensing - Missouri Gaming Regulations").

         In April 1999, the Company received a $15.0 million settlement payment from Crescent Real Estate Equities, Inc., which is included in the "Merger settlement, net of related legal costs" line on the accompanying Consolidated Statements of Operations (see "Part I. Item 3. Legal Proceedings - Settlement of Crescent Litigation").

         In 1999, the Company recorded an extraordinary charge of $10.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the 95/8% senior subordinated notes, which were repaid on January 4, 1999. In addition, the Company also recorded an extraordinary charge of $0.3 million (net of applicable tax benefit) related to the write-off of unamortized loan costs on the Company's $75.0 million secured term loan facility.

LIQUIDITY AND CAPITAL RESOURCES

         During the fiscal year ended December 31, 1999, the Company generated cash flows from operating activities of $173.1 million. At December 31, 1999, the Company had total available borrowings of $530.8 million under the Amended Bank Facility, of which $377.3 million was directly outstanding and $4.8 million was reserved for the potential payment of an outstanding letter of credit. Total available borrowings will reduce beginning March 31, 2000 and each quarter thereafter in accordance with the terms of the Amended Bank Facility (see "Description of Certain Indebtedness and Capital Stock-Amended Bank Facility"). The Company also had $73.1 million in cash and cash equivalents.

         During the year ended December 31, 1999, total capital expenditures were approximately $76.4 million, of which approximately (i) $30.3 million was associated with the purchase of equipment previously under operating leases at Sunset Station, (ii) $16.2 million was associated with the expansion project at Texas Station, (iii) $22.3 million was for maintenance capital expenditures, and
(iv) $7.6 million was associated with various other projects.

         The Company's primary capital requirements during fiscal year 2000 are expected to include (i) another expansion project at Texas Station, estimated to cost approximately $55 million, (ii) equity contributions to the proposed Green Valley Ranch project expected to be approximately $40 million, (iii) strategic land purchases throughout the Las Vegas area, (iv) opportunistic repurchases of the Company's Common Stock, (v) maintenance capital expenditures, and (vi) principal and interest payments on indebtedness.

         The Company believes that cash flows from operations, borrowings under the Amended Bank Facility, vendor and lease financing of equipment, and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during fiscal year 2000. The Company, however, continually is evaluating its financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to the Company, the Company may amend its financing plans assuming such financing would be permitted under its existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

FUTURE DEVELOPMENT

         GREEN VALLEY PROJECT

         A 50/50 joint venture between the Company and GCR Gaming, LLC has proposed to build a new resort/casino in Henderson, Nevada. Construction is expected to commence during the third quarter of 2000 and is expected to be completed in the fourth quarter of 2001. The estimated construction cost of this project is $270 to $280 million. The project is expected to be funded with total equity contributions from the partners of approximately $80 million and third party financing for the remainder. If third party financing cannot be obtained or is insufficient to fund the construction costs, the Company and GCR Gaming, LLC would be obligated to contribute amounts necessary to finance the construction and opening of the project.

         LAND ACQUISITION

         In addition to the Green Valley Project, the Company has purchased or has options to purchase an additional 151 acres of land for two additional gaming sites in the Las Vegas Valley which will be used for future development. The Rhodes Ranch site consists of two parcels totaling 83 acres, located at the intersection of Durango Road and the Southern Beltway/I-215 located in the southwest quadrant of Las Vegas. The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas. The Company is leasing (with an option to purchase) 34 acres of the site and has entered into an option to purchase the adjacent 34-acre parcel. The Company paid $30.2 million for the land mentioned above and will make combined lease and option payments of $1.6 million per year. The Company has no immediate plans to develop these sites.

         The Company's capital requirements in 2000 could also include amounts necessary to fund the proposed development of the project with the United Auburn Indian Community to the extent development of such project is commenced in 2000. In addition, the Company has in the past, and may in the future, make acquisitions and enter into joint ventures on an opportunistic basis. While the Company has not entered into any agreement with respect to any such future acquisition or joint venture other than as disclosed in this report, the Company's capital requirements in 2000 may include amounts necessary to permit the Company to pursue such expansion activities.

YEAR 2000 READINESS

         The Company did not encounter any Year 2000 problems. The total cost to the Company of making the Company's systems Year 2000 compliant was approximately $3.0 million. The majority of this cost related to the acquisition of new computer hardware to replace the systems which were not Year 2000 compliant and the purchase of new software to replace non-compliant software. These costs were capitalized and will be depreciated over their expected useful life. To the extent existing hardware or software was replaced, the Company recognized a loss currently for the undepreciated balance. This loss is included in the above cost.

LOW WATER LEVEL AT STATION CASINO ST. CHARLES

         During December 1998 and January 1999, the water level of the Missouri River was well below normal. In addition, over time silt and debris flowing downstream have built up under the gaming barges and other ancillary barges at Station Casino St. Charles. These circumstances have caused a portion of these barges, at times, to touch the river bottom. Because these barges have touched the river bottom, the American Bureau of Shipping decertified the barges on January 8, 1999. As a result of the decertification, the Missouri Gaming Commission expressed concern regarding the effect of the low water level on the barges. However, based upon improvement in the water level and the Company's agreement to work with the American Bureau of Shipping to re-certify all of the barges at a time when the river levels permit, the Missouri Gaming Commission allowed the gaming facility to remain open. On November 11, 1999, the American Bureau of Shipping recertified the barges. The Company continues to monitor the situation very carefully and believes that the facility should remain in operation. However, there can be no assurance that the Company's assessment will not change or that the relevant authorities will continue to permit the operation of the facility. A prolonged closure of the facility as a result of the low water level would have a material adverse effect on the Company's business, financial position and results of operations.

REGULATION AND TAXES

         The Company is subject to extensive regulation by the Nevada and Missouri gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which it may conduct gaming activities in the future. Changes in applicable laws or regulations could have a significant impact on the Company's operations. Pursuant to legislation enacted in 1996, a federal commission conducted a two-year study of the gaming industry in the United States and reported its findings and recommendations to Congress. To date there have been no changes to existing laws or regulations as a result of this report.

         The gaming industry represents a significant source of tax revenues, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. Proposals in recent years that have not been enacted included a federal gaming tax and increases in state or local taxes, however, we have no assurances that future proposals, including a recent proposal in Nevada, will not be enacted. This recent proposal in Nevada would increase the tax on gaming revenue from 6 1/4% to 11 1/4%. If enacted, this proposal would have a material impact on the results of operations for the Company.

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

         The Revolving Facility provides for borrowings up to an aggregate principal amount of $330.8 million at December 31, 1999. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $14.0 million on March 31, 2001 and June 30, 2001; by $17.5 million on September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002; and by $30.6 million on each fiscal quarter end thereafter. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of December 31, 1999, the Borrower's margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.63%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of December 31, 1999, the fee for the unfunded portion of the Revolving Facility was 40 basis points.

         The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of
1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of December 31, 1999, the Borrowers combined funded debt to Adjusted EBITDA ratio was 1.52 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended December 31, 1999 was 2.55 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of December 31, 1999, Palace Station's tangible net worth exceeded the requirement by approximately $9.3 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

         In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 5.00 to 1.00 on December 31, 1999 and reducing quarterly to 4.00 to
1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of December 31, 1999, the Company's consolidated funded debt to Adjusted EBITDA ratio was 3.93 to

1.00. The Company has pledged the stock of all of its subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval (which is expected to be obtained).

         SENIOR SUBORDINATED NOTES

         The Company has $542.3 million, net of unamortized discount of $5.6 million, of senior subordinated notes outstanding as of December 31, 1999, $198 million of these notes bear interest, payable semi-annually, at a rate of 101/8% per year, $150 million of these notes bear interest, payable semi-annually, at a rate of 93/4% per year and $199.9 million of these notes bear interest, payable semi-annually, at a rate of 87/8% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At December 31, 1999, the Company's Consolidated Coverage Ratio (as defined) was 1.32 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits the Company's ability to incur additional indebtedness for borrowings under the Amended Bank Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restrict the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

         SUNSET OPERATING LEASE

         The Company entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of up to $40.0 million, dated as of September 25, 1996 (the "Sunset Operating Lease") with First Security Trust Company of Nevada. A total of $35.7 million of this facility had been drawn. The Company incurred approximately $2.0 million of rent expense per quarter related to the Sunset Operating Lease. In October 1999, the Company exercised its option to purchase the equipment for approximately $27.0 million. The purchase price was funded with borrowings from the Company's Revolving Facility.

         COMMON STOCK

         The Company is authorized to issue up to 90,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 42,455,999 shares of which were issued and 778,329 shares were held in treasury as of December 31, 1999. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

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

         TREASURY STOCK

         The Company is authorized to repurchase up to approximately 6.3 million shares of its Common Stock. As of December 31, 1999, the Company had purchased
0.8 million shares at a cost of $11.9 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed-rate borrowings and short-term borrowings under the Amended Bank Facility. Borrowings under the Amended Bank Facility bear interest, at the Company's option, at a specified premium over the prime rate or at a specified premium over the one-, two-, three-, or six-month London Interbank Offered Rate ("LIBOR"). However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The Revolving Facility matures in September 2003 and the Amended Bank Facility matures in December 2005.

         The following table provides information about the Company's long-term debt at December 31, 1999 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands):


                                                                  Maturity                   Face        Carrying      Estimated
                                                                    Date                    Amount         Value      Fair Value
                                                            ----------------------      -----------      ---------    ----------
Revolving Facility at a weighted average
     interest rate of approximately 7.94%............       September 2003                 $177,300       $177,300      $177,300
Term Loan, interest at 8.69%.........................       December 2005                   200,000        200,000       200,000
8 7/8% senior subordinated notes.....................       December 2008                   199,900        199,900       192,863
9 3/4% senior subordinated notes.....................       April 2007                      150,000        145,326       150,405
10 1/8% senior subordinated notes....................       March 2006                      198,000        197,087       203,267
Other notes, interest ranging from 7.83% to 9.00%....       Various to June 2007             22,867         22,867        22,867
                                                                                        -----------      ---------     ---------
     Total                                                                                 $948,067       $942,480      $946,702
                                                                                        ===========      ========     ==========


ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                        PAGE
Report of Independent Public Accountants............................................................................     34
Consolidated Balance Sheets.........................................................................................     35
Consolidated Statements of Operations...............................................................................     36
Consolidated Statements of Stockholders' Equity.....................................................................     37
Consolidated Statements of Cash Flows...............................................................................     38
Notes to Consolidated Financial Statements..........................................................................     39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Station Casinos, Inc.:

         We have audited the accompanying consolidated balance sheets of Station Casinos, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999, for the nine months ended December 31, 1998 and for the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Casinos, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, for the nine months ended December 31, 1998 and for the year ended March 31, 1998, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Las Vegas, Nevada
January 24, 2000


                              STATION CASINOS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              DECEMBER 31,         DECEMBER 31,
                                                                                                 1999                  1998
                                                                                             -------------         -------------
                                     ASSETS
Current assets:
      Cash and cash equivalents .....................................................        $      73,072         $      59,040
      Cash - restricted for payment of long-term debt - defeased January 4, 1999  ...                    -               202,383
      Accounts and notes receivable, net ............................................               12,346                18,372
      Inventories ...................................................................                6,013                 5,466
      Prepaid gaming tax ............................................................               10,035                 8,908
      Prepaid expenses ..............................................................                8,219                 6,786
      Deferred income tax ...........................................................               10,519                 4,981
                                                                                             -------------         -------------
          Total current assets ......................................................              120,204               305,936

      Property and equipment, net ...................................................            1,025,753             1,147,890
      Land held for development .....................................................               18,839                17,009
      Deferred income tax, net ......................................................               21,823                     -
      Other assets, net .............................................................               89,654                61,090
                                                                                             =============         =============
          Total assets ..............................................................        $   1,276,273         $   1,531,925
                                                                                             =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt .............................................        $       8,647         $      13,323
      Accounts payable ..............................................................               11,998                18,636
      Accrued payroll and related ...................................................               25,065                18,162
      Construction contracts payable ................................................                  750                10,399
      Accrued interest payable ......................................................               12,341                15,306
      Accrued progressives ..........................................................                8,877                 7,438
      Accrued expenses and other current liabilities ................................               50,011                34,672
                                                                                             -------------         -------------
          Total current liabilities .................................................              117,689               117,936

      Long-term debt, less current portion ..........................................              933,833               946,308
      9 5/8% Senior subordinated notes - defeased January 4, 1999 ...................                    -               187,635
      Other long-term liabilities, net ..............................................                7,950                10,640
                                                                                             -------------         -------------
          Total liabilities .........................................................            1,059,472             1,262,519
                                                                                             -------------         -------------

Commitments and contingencies (Note 6)

Stockholders' equity:
      Preferred stock, par value $.01; authorized 5,000,000 shares; 0 and
         2,070,000 convertible preferred shares issued and outstanding ..............                    -               103,500
      Common stock, par value $.01; authorized 90,000,000 shares;
         42,455,999 and 35,312,192 shares issued ....................................                  424                   353
      Treasury stock, 778,329 and 213,008 shares, at cost ...........................              (11,862)               (2,006)
      Additional paid-in capital ....................................................              282,294               168,867
      Deferred compensation - restricted stock ......................................               (7,432)                 (159)
      Accumulated  deficit ..........................................................              (45,907)               (1,149)
      Accumulated other comprehensive income ........................................                 (716)                    -
                                                                                             -------------         -------------
          Total stockholders' equity ................................................              216,801               269,406
                                                                                             -------------         -------------
          Total liabilities and stockholders' equity ................................        $   1,276,273         $   1,531,925
                                                                                             =============         =============

  The accompanying notes are an integral part of these consolidated statements.

                              STATION CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     FOR THE YEAR            FOR THE NINE         FOR THE YEAR
                                                                        ENDED                MONTHS ENDED            ENDED
                                                                  DECEMBER 31, 1999       DECEMBER 31, 1998      MARCH 31, 1998
                                                                ---------------------   --------------------  --------------------
                                                                                            (SEE NOTE 1)
Operating revenues:
      Casino ................................................       $      764,089        $      509,149        $      600,847
      Food and beverage .....................................              141,116               104,538               131,365
      Room ..................................................               42,870                30,040                37,330
      Other .................................................               62,286                47,663                53,494
                                                                    --------------        --------------        --------------
           Gross revenues ...................................            1,010,361               691,390               823,036
      Promotional allowances ................................              (67,892)              (49,176)              (53,426)
                                                                    --------------        --------------        --------------
           Net revenues .....................................              942,469               642,214               769,610
                                                                    --------------        --------------        --------------

Operating costs and expenses:
      Casino ................................................              356,365               249,353               291,102
      Food and beverage .....................................               88,898                66,121                89,928
      Room ..................................................               15,860                11,515                13,461
      Other .................................................               30,616                19,463                24,762
      Selling, general and administrative ...................              190,753               136,649               173,270
      Corporate expense .....................................               23,007                11,431                14,621
      Depreciation and amortization .........................               70,664                52,975                67,414
      Impairment loss .......................................              137,435                30,011                     -
      Preopening expenses ...................................                    -                     -                10,866
                                                                    --------------        --------------        --------------
                                                                           913,598               577,518               685,424
                                                                    --------------        --------------        --------------

Operating income ............................................               28,871                64,696                84,186
                                                                    --------------        --------------        --------------

Other income (expense):
      Interest expense, net .................................              (84,618)              (66,127)              (78,826)
      Interest expense - defeasance, net ....................                    -                  (835)                    -
      Abandoned acquisition costs ...........................               (2,409)                    -                     -
      Merger settlement, net of related legal costs .........               12,824                (2,943)                    -
      Write-off of costs to elect REIT status ...............                    -                     -                (2,914)
      Other .................................................               (1,891)               (4,655)               (6,566)
                                                                    --------------        --------------        --------------
                                                                           (76,094)              (74,560)              (88,306)
                                                                    --------------        --------------        --------------

Loss before income taxes and extraordinary item .............              (47,223)               (9,864)               (4,120)
Income tax benefit ..........................................               14,929                   871                   966
                                                                    --------------        --------------        --------------
Loss before extraordinary item ..............................              (32,294)               (8,993)               (3,154)

Extraordinary item - loss on early retirement of debt, net
    of applicable income tax benefit ........................              (10,653)               (3,104)               (2,042)
                                                                    --------------        --------------        --------------
Net loss ....................................................              (42,947)              (12,097)               (5,196)
Preferred stock dividends ...................................               (1,811)               (5,434)               (7,245)
                                                                    --------------        --------------        --------------
Net loss applicable to common stock .........................       $      (44,758)       $      (17,531)       $      (12,441)
                                                                    ==============        ==============        ==============
Weighted average common shares outstanding ..................           39,128,094            35,311,715            35,309,189
                                                                    ==============        ==============        ==============

Basic and diluted loss per common share:
   Loss applicable to common stock, before
           extraordinary item ...............................       $        (0.87)       $        (0.41)       $        (0.29)
   Extraordinary item .......................................       $        (0.27)       $        (0.09)       $        (0.06)
   Loss applicable to common stock ..........................       $        (1.14)       $        (0.50)       $        (0.35)




  The accompanying notes are an integral part of these consolidated statements.

                              STATION CASINOS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)


                                                                                                                       DEFERRED
                                                                                                   ADDITIONAL        COMPENSATION-
                                         PREFERRED           COMMON             TREASURY            PAID - IN          RESTRICTED
                                           STOCK              STOCK               STOCK              CAPITAL             STOCK
                                       ------------        ------------        ------------       -------------      -------------
Balances, March 31,1997 ...........    $    103,500        $        353        $       --         $     167,397      $      (1,225)
Exercise of stock options .........            --                  --                  --                    26                --
Cancellation of restricted
  stock ...........................            --                  --                  --                  (243)               243
Amortization of deferred
  compensation ....................            --                  --                  --                  --                  454
Preferred stock dividends .........            --                  --                  --                  --                  --
Net loss ..........................            --                  --                  --                  --                  --
                                       ------------        ------------        ------------        ------------      -------------
Balances, March 31, 1998 ..........         103,500                 353                --               167,180               (528)
Exercise of stock options .........            --                  --                  --                    36                --
Amortization of deferred
  compensation ....................            --                  --                  --                  --                  369
Preferred stock dividends .........            --                  --                  --                  --                  --
Purchase of treasury stock, at
  cost (213 shares) ...............            --                  --                (2,006)               --                  --
Other .............................            --                  --                  --                 1,651                --
Net loss ..........................            --                  --                  --                  --                  --
                                       ------------        ------------        ------------        ------------      -------------
Balances, December 31, 1998,
  (see Note 1) ....................         103,500                 353              (2,006)            168,867               (159)
Exercise of stock options .........            --                     1                --                   827                --
Issuance of restricted stock ......            --                     3                --                 7,510             (7,513)
Amortization of deferred
  compensation ....................            --                  --                  --                  --                  240
Preferred stock dividends..........            --                  --                  --                  --                  --
Preferred stock conversion ........        (103,500)                 67                --               103,746                --
Purchase of treasury stock, at
  cost (565 shares) ...............            --                  --                (9,856)               --                  --
Other .............................            --                  --                  --                 1,344                --
Asset held for sale market
  valuation adjustment ............            --                  --                  --                  --                  --
Net loss ..........................            --                  --                  --                  --                  --
                                       ------------        ------------        ------------        ------------      -------------
Balances, December 31, 1999 .......    $       --          $        424        $    (11,862)       $    282,294      $      (7,432)
                                       ============        ============        ============        ============      =============


                                           RETAINED         ACCUMULATED
                                           EARNINGS             OTHER               TOTAL
                                       (ACCUMULATED        COMPREHENSIVE       STOCKHOLDERS'
                                          DEFICIT)             INCOME              EQUITY
                                        ------------        ------------        ------------
Balances, March 31,1997 ...........    $     28,823        $        --          $    298,848
Exercise of stock options .........             --                  --                    26
Cancellation of restricted
  stock ...........................             --                  --                  --
Amortization of deferred
  compensation ....................             --                  --                   454
Preferred stock dividends .........           (7,245)               --                (7,245)
Net loss ..........................           (5,196)               --                (5,196)
                                        ------------        ------------        ------------
Balances, March 31, 1998 ..........           16,382                --               286,887
Exercise of stock options .........             --                  --                    36
Amortization of deferred
  compensation ....................             --                  --                   369
Preferred stock dividends .........           (5,434)               --                (5,434)
Purchase of treasury stock, at
  cost (213 shares) ...............             --                  --                (2,006)
Other .............................             --                  --                 1,651
Net loss ..........................          (12,097)               --               (12,097)
                                        ------------        ------------        ------------
Balances, December 31, 1998,
  (see Note 1) ....................           (1,149)               --               269,406
Exercise of stock options .........             --                  --                   828
Issuance of restricted stock ......             --                  --                  --
Amortization of deferred
  compensation ....................             --                  --                   240
Preferred stock dividends..........           (1,811)               --                (1,811)
Preferred stock conversion ........             --                  --                   313
Purchase of treasury stock, at
  cost (565 shares) ...............             --                  --                (9,856)
Other .............................             --                  --                 1,344
Asset held for sale market
  valuation adjustment ............             --                  (716)               (716)
Net loss ..........................          (42,947)               --               (42,947)
                                        ------------        ------------        ------------
Balances, December 31, 1999 .......     $    (45,907)       $       (716)       $    216,801
                                        ============        ============        ============

  The accompanying notes are an integral part of these consolidated statements.

                              STATION CASINOS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                          FOR THE YEAR          FOR THE NINE         FOR THE YEAR
                                                                              ENDED             MONTHS ENDED            ENDED
                                                                        DECEMBER 31, 1999     DECEMBER 31, 1998     MARCH 31,1998
                                                                       -------------------   -------------------   ---------------
                                                                                                (SEE NOTE 1)
Cash flows from operating activities:
Net loss ...........................................................      $      (42,947)      $      (12,097)      $       (5,196)
                                                                          --------------       --------------       --------------
Adjustments to reconcile net loss to net cash provided by
 operating activities:
    Depreciation and amortization ..................................              70,664               52,975               67,414
    Amortization of debt discount and issuance costs ...............               2,659                4,254                6,443
    Loss on early retirement of debt ...............................              16,389                4,775                2,668
    Merger and related legal costs .................................                   -                2,943                    -
    Impairment loss ................................................             137,435               30,011                    -
    Write-off of costs to elect REIT status ........................                   -                    -                2,914
    Preopening expenses ............................................                   -                    -               10,866
    (Decrease) increase in deferred income tax .....................             (32,733)              (6,410)               2,854
    Changes in assets and liabilities:
      Decrease (increase) in accounts and notes receivable, net ....               6,026               (5,598)              (4,845)
      Increase in inventories and prepaid expenses and other .......              (3,113)              (2,839)              (3,228)
      (Decrease) increase in accounts payable ......................              (6,893)               2,138               (4,608)
      Increase in accrued expenses and other current liabilities ...              25,170                9,531               23,160
    Other, net .....................................................                 401               (2,991)               6,513
                                                                          --------------       --------------       --------------
              Total adjustments ....................................             216,005               88,789              110,151
                                                                          --------------       --------------       --------------
              Net cash provided by operating activities ............             173,058               76,692              104,955
                                                                          --------------       --------------       --------------
Cash flows from investing activities:
    Capital expenditures ...........................................             (76,344)             (96,482)            (130,853)
    Proceeds from sale of property and equipment ...................               5,025                5,998                4,925
    Assets held for sale ...........................................             (37,468)                   -                    -
    Decrease in construction contracts payable .....................              (9,649)                (135)             (84,301)
    Preopening expenses ............................................                   -                    -               (8,551)
    Other, net .....................................................             (13,217)              (3,152)                (627)
                                                                          --------------       --------------       --------------
              Net cash used in investing activities ................            (131,653)             (93,771)            (219,407)
                                                                          --------------       --------------       --------------
Cash flows from financing activities:
    (Payments) borrowings under bank facility, net .................              (1,700)              55,000               47,000
    Payments under the Sunset loan agreement .......................                   -                    -              (46,000)
    Proceeds from notes payable ....................................                   -                    -               16,239
    Principal payments on notes payable ............................             (16,004)             (11,780)             (27,030)
    Proceeds from the issuance of senior subordinated notes ........                   -              199,900              144,287
    Defeasance of 9 5/8% senior subordinated notes .................            (201,670)                   -                    -
    Purchase of treasury stock .....................................              (9,856)              (2,006)                   -
    Dividends paid on preferred stock ..............................              (1,811)              (5,434)              (7,245)
    Exercise of stock options ......................................                 828                   36                   26
    Debt issuance costs and other, net .............................                 457               (7,372)              (5,189)
                                                                          --------------       --------------       --------------
              Net cash (used in) provided by financing activities ..            (229,756)             228,344              122,088
                                                                          --------------       --------------       --------------
Cash and cash equivalents:
    (Decrease) increase in cash and cash equivalents ...............            (188,351)             211,265                7,636
    Balance, beginning of year .....................................             261,423               50,158               42,522
                                                                          --------------       --------------       --------------
    Balance, end of year ...........................................      $       73,072       $      261,423       $       50,158
                                                                          ==============       ==============       ==============
Supplemental cash flow disclosures:
    Cash paid for interest, net of amounts capitalized .............      $       85,176       $       65,275       $       66,691
    Cash paid for income taxes, net ................................      $       15,202       $          519       $           92
    Property and equipment purchases financed by debt ..............      $           35       $        2,978       $        3,532
    Preferred stock converted to common stock and additional
      paid-in capital ..............................................      $      100,131       $            -       $            -
    Market valuation adjustment for asset held for sale ............      $          716       $            -       $            -


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

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), Texas Station, Inc. ("Texas Station"), Sunset Station, Inc. ("Sunset Station"), St. Charles Riverfront Station, Inc. ("Station Casino St. Charles"), Kansas City Station Corporation ("Station Casino Kansas City"), Southwest Gaming Services, Inc. ("SGSI") and Tropicana Station, Inc., the operator of the Wild Wild West Gambling Hall & Hotel ("Wild Wild West"), which opened in July 1998. The Company also owns a 50% interest in Town Center Amusements, Inc. d.b.a. Barley's Casino & Brewing Company ("Barley's"). All significant intercompany accounts and transactions have been eliminated.

         CHANGE IN FISCAL YEAR

         On November 6, 1998, the Company filed a Form 8-K announcing its change in fiscal year end from March 31 of each year to December 31 of each year. This change is effective for the nine month period ended December 31, 1998 (the "Transition Period 1998"). Selected consolidated financial data for the twelve months ended December 31, 1998 is presented below, for comparison purposes only (amounts in thousands, unaudited).


                          Net revenues..................................................     $     847,015
                          Operating income..............................................            92,380
                          Loss before income taxes and extraordinary item...............           (10,092)
                          Income tax benefit............................................               453
                          Extraordinary item, net of applicable income tax benefit......            (5,146)
                          Net loss......................................................           (14,785)
                          Net loss applicable to common stock...........................           (22,030)
                          Loss per common share applicable to common stock..............             (0.62)

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

                              STATION CASINOS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

         CAPITALIZATION OF INTEREST

         The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's weighted average cost of borrowed money. Interest capitalized for the fiscal year ended December 31, 1999 was approximately $0.4 million, for the Transition Period 1998 was approximately $1.2 million and for the fiscal year ended March 31, 1998 was approximately $12.8 million.

         DEBT ISSUANCE COSTS

         Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements.

         PREOPENING EXPENSES

         During the construction of and prior to the opening of a facility, all operating expenses, including incremental salaries and wages directly related thereto, were capitalized as preopening expenses. The construction phase typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. The Company expensed preopening expenses immediately upon the opening of the related facility. During the fiscal year ended March 31, 1998, the Company incurred preopening expenses of $10.9 million, substantially related to the opening of Sunset Station. During the fiscal year ended December 31, 1999 and the Transition Period 1998, the Company had no preopening expenses. Effective January 1, 1999, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", changed the manner in which the Company accounts for preopening expenses. Preopening expenses incurred after January 1, 1999 will be expensed as incurred.

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


                                                                                   FOR THE                              FOR THE
                                                                                 YEAR ENDED        TRANSITION         YEAR ENDED
                                                                               DECEMBER 31,           PERIOD           MARCH 31,
                                                                                    1999               1998               1998
                                                                              ----------------   ---------------    --------------
       Food and beverage...............................................         $      51,916    $        38,816    $       40,573
       Room............................................................                 2,527              1,877             3,027
       Other...........................................................                 3,106              1,932             2,828
                                                                              ---------------    ---------------    --------------
         Total.........................................................       $        57,549    $        42,625    $       46,428
                                                                              ===============    ===============    ==============

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

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 as reflected in the accompanying consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company currently operates in only one segment.

         RECLASSIFICATIONS

         Certain amounts in the Transition Period 1998 and the March 31, 1998 consolidated financial statements have been reclassified to conform to the December 31, 1999 presentation. These reclassifications had no effect on the Company's net loss.

2.  ACCOUNTS AND NOTES RECEIVABLE

         Components of accounts and notes receivable are as follows (amounts in thousands):


                                                                                                  DECEMBER 31,
                                                                                      ----------------------------------
                                                                                           1999                 1998
                                                                                      ---------------       ------------
         Casino.................................................................      $      7,496          $      6,238
         Hotel..................................................................             2,546                 1,743
         Insurance Proceeds (see Note 3)........................................                 -                 7,239
         Other..................................................................             5,263                 5,187
                                                                                      ------------          ------------
                                                                                            15,305                20,407
         Allowance for doubtful accounts........................................            (2,959)               (2,035)
                                                                                      -------------         -------------
              Accounts and notes receivable, net................................      $     12,346          $     18,372
                                                                                      =============         =============

3.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following as of December 31, 1999 and 1998 (amounts in thousands):


                                                                                                        DECEMBER 31,
                                                                                             ---------------------------------
                                                                ESTIMATED LIFE (YEARS)            1999               1998
                                                                ----------------------       ---------------   ---------------
         Land ................................................               -               $       36,737    $        37,864
         Land leases acquired.................................             48-52                      4,995              4,685
         Buildings and leasehold improvements.................             31-45                    765,042            728,642
         Boats and barges.....................................             20-45                     67,009            100,086
         Furniture, fixtures and equipment....................              3-7                     284,167            251,681
         Construction in progress.............................               -                      119,353            224,572
                                                                                             ---------------   ---------------
                                                                                                  1,277,303          1,347,530
         Accumulated depreciation and amortization............                                     (251,550)         (199,640)
                                                                                             ---------------   ---------------
              Property and equipment, net.....................                               $    1,025,753    $     1,147,890
                                                                                             ===============   ===============

         At December 31, 1999 and 1998, substantially all property and equipment of the Company is pledged as collateral for long-term debt.

         CONSTRUCTION IN PROGRESS

         In the fall of 1996, the Company commenced an expansion project at Station Casino St. Charles which included the building of a backwater basin containing two new gaming vessels and a new retail and entertainment complex. Since December 31, 1997, construction on the Station Casino St. Charles expansion project has been halted. Included in construction in progress at December 31, 1999 is approximately $101.0 million related to the Station Casino St. Charles expansion project (see Asset Impairment discussion below).

         ASSET IMPAIRMENT

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an impairment loss of $137.4 million in the fiscal year ended December 31, 1999 and $30.0 million in the Transition Period 1998 to adjust the carrying value of its fixed assets and land held for development to their estimated fair value. In the fiscal year ended December 31, 1999, approximately $125.2 million of the impairment loss was related to Station Casino St. Charles. In the fourth quarter of 1999, the Company made a decision to reconfigure the existing Station Casino St. Charles facility to a more efficient layout in response to the new open boarding rules promulgated by the Missouri Gaming Commission that began in September 1999 in the St. Louis market. All gaming operations will be moved to the existing barge by the end of the first quarter of 2000. The existing riverboat is expected to be sold after the reconfiguration is complete. In accordance with SFAS No. 121, the riverboat and miscellaneous other fixed assets were written down by approximately $15 million to their net realizable value.

         In addition, the Company performed an evaluation of the carrying values of the remaining assets in St. Charles and determined a $110 million write-down of the asset values was necessary. The write-down was deemed appropriate after a review of the property's asset valuations relative to the Company's near-term investment objectives. The balance of the impairment loss in the fiscal year ended December 31, 1999, resulted primarily from the Company's determination that it will sell a 40-acre parcel of land in Henderson, Nevada, that it recently acquired. Future development of the property will be limited to non-gaming purposes. The resulting write-down of the parcel was necessary to reflect the value of the land as a non-gaming site.

         In the Transition Period 1998, the impairment loss principally involves assets at the Station Casino St. Charles facility, including a riverboat formerly used in the Missouri operations, capitalized project costs associated with various parcels of land determined to have no value, and several parcels of land within close proximity to the St. Charles, Missouri site that were being held for future development. The fair value of the impaired assets was primarily determined through the market's interest in riverboats and barges, and on the comparable sales prices on parcels of land in the St. Charles area.

The total amount of the impairment loss in the Transition Period 1998 related to this category of assets was approximately $23.4 million. In addition to the assets described above, the most significant portion of the remaining impairment loss in the Transition Period 1998 relates to several parcels of land in Nevada and Texas that the Company had acquired in the past for either defensive or expansion purposes. The value of these parcels was determined based on sales prices for comparable parcels of land on the market. The following two circumstances led to the Company's decision to write-down these assets to their fair market value: (1) the passage, in Nevada, of legislation which places significantly higher requirements on land to be zoned for gaming purposes, and
(2) the termination of the Plan of Merger with Crescent Real Estate Equities Company (see Note 11).

         Included in other assets, net on the accompanying consolidated balance sheet as of December 31, 1999, is $26.1 million related primarily to parcels of land. The Company is actively attempting to dispose of these non-strategic assets and expects to complete the sale of certain of these assets in the first half of calendar year 2000.

         PALACE STATION FIRE AND FLOOD

         On July 20, 1998, Palace Station suffered damage to its casino and hotel tower as a result of a thunderstorm in the Las Vegas Valley. In November 1998, repairs were completed to the casino and all of the rooms in the 21-story hotel tower became fully functional. Losses associated with the property damage and business interruption were covered under the Company's insurance policies. As of December 31, 1998, the Company had recorded $6.8 million in other revenues in the Consolidated Statements of Operations for the Transition Period 1998 related to the business interruption claim. During the quarter ended March 31, 1999, the Company received its final payment from its insurance company on these claims.

4.  LAND HELD FOR DEVELOPMENT

         The Company has acquired several parcels of land in various jurisdictions as part of the Company's development activities. The Company's decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that the Company will be able to obtain appropriate licensing or be able to secure additional, acceptable financing in order to proceed with any particular project. Included in land held for development at December 31, 1999 and 1998 is approximately $18.8 million and $17.0 million, respectively, related to land which had been acquired for potential gaming projects in jurisdictions where gaming has been approved. In June 1997, $5.0 million of certain expired option payments to lease or acquire land for future development, which had previously been capitalized, were expensed in other expense on the accompanying Consolidated Statements of Operations.

5.  LONG-TERM DEBT

         Long-term debt consists of the following (amounts in thousands):


                                                                                                           DECEMBER 31,
                                                                                                ----------------------------------
                                                                                                      1999              1998
                                                                                                ---------------    ---------------
Amended and restated reducing revolving credit facility, $330.8 million limit at
   December 31, 1999, due September 30, 2003, interest at a margin above the
   bank's prime rate or the Eurodollar Rate (7.94% at December 31, 1999) ...................    $    177,300        $    304,000
Secured term loan facility, $200.0 million limit at December 31, 1999, due
    December 31, 2005, interest at 2.50% above the Eurodollar Rate (8.69% at
    December 31, 1999) .....................................................................         200,000              75,000
8 7/8% senior subordinated notes, interest payable semi-annually, principal due
    December 1, 2008 .......................................................................         199,900             199,900
9 3/4% senior subordinated notes, interest payable semi-annually, principal due April 15,
   2007, net of unamortized discount of $4.7 million at December 31, 1999 ..................         145,326             144,914
10 1/8% senior subordinated notes, interest payable semi-annually, principal due March 15,
   2006, net of unamortized discount of $0.9 million at December 31, 1999 ..................         197,087             196,981
Other long-term debt, collateralized by various assets, including slot machines, furniture and equipment, and land, monthly installments including interest ranging from 7.83% to
   9.00% at December 31, 1999 ..............................................................          22,867              38,836
                                                                                                ------------        ------------
        Total long-term debt ...............................................................         942,480             959,631
Current portion of long-term debt ..........................................................          (8,647)            (13,323)
                                                                                                ------------        ------------
        Total long-term debt, less current portion .........................................         933,833             946,308


9 5/8% senior subordinated notes, net of unamortized discount of $5.4 million at
   December 31, 1998, defeased January 4, 1999 .............................................               -             187,635
                                                                                                ------------        ------------
        Total ..............................................................................    $    933,833        $  1,133,943
                                                                                                ============        ============

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

         The indentures governing the Company's senior subordinated notes (the "Indentures") contain certain customary financial and other covenants which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At December 31, 1999, the Company's Consolidated Coverage Ratio (as defined in the Indentures) was 1.32 to 1.00. The

Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits the Company's ability to incur additional indebtedness for borrowings under the Amended Bank Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restrict the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

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

         The Revolving Facility provides for borrowings up to an aggregate principal amount of $330.8 million at December 31, 1999. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $14.0 million on March 31, 2001 and June 30, 2001; by $17.5 million on September 30, 2001, December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002; and by $30.6 million on each fiscal quarter end thereafter. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of December 31, 1999, the Borrower's margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.63%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of December 31, 1999, the fee for the unfunded portion of the Revolving Facility was 40 basis points.

         The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of
1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of December 31, 1999, the Borrowers combined funded debt to Adjusted EBITDA ratio was 1.52 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended December 31, 1999 was 2.55 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of December 31, 1999, Palace Station's tangible net worth exceeded the requirement by approximately $9.3 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

         In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 5.00 to 1.00 on December 31, 1999 and reducing quarterly to 4.00 to
1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of December 31, 1999, the Company's consolidated funded debt to Adjusted EBITDA ratio was 3.93 to 1.00. The Company has pledged the stock of all of its subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval (which is expected to be obtained).

         On September 25, 1996, Sunset Station, a wholly-owned subsidiary of the Company, entered into a Construction/Term Loan Agreement (the "Sunset Loan Agreement") with a group of lenders, pursuant to which Sunset Station received a commitment for $110 million to finance the remaining development and construction costs of Sunset Station. The Company also entered into an operating lease for certain furniture, fixtures and equipment with a cost of up to $40 million to be subleased to Sunset Station as part of the Sunset Station project (see Note 6).

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

         In order to manage the interest rate risk associated with the Sunset Note, Sunset Station entered into an interest rate swap agreement. This agreement swapped the variable rate interest pursuant to the Sunset Note to a fixed rate of 9.58% (5.83% fixed plus the Sunset Note margin), on $35 million notional amount as of January 1997 increasing to $60 million at March 1997, $90 million at June 1997, $100 million at September 1997 and then decreasing to $95 million at June 1998. The agreement expired in December 1998. The difference paid or received pursuant to the swap agreement was accrued as interest rates changed and recognized as an adjustment to interest expense on the Sunset Note. At the time of the early retirement of the Sunset Note, the Borrowers under the Bank Facility accepted the interest rate swap on substantially identical terms to those of the Sunset Note.

         The estimated fair value of the Company's long-term debt at December 31, 1999, was approximately $946.7 million, compared to its book value of approximately $942.5 million. The estimated fair value amounts were based on quoted market prices on or about December 31, 1999, for the Company's debt securities that are publicly traded. For the Amended Bank Facility, the fair value approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

         Scheduled maturities of long-term debt are as follows (amounts in thousands):


         YEAR ENDING DECEMBER 31,
         ------------------------
         2000 .......................................................      $    8,647
         2001 .......................................................           9,920
         2002 .......................................................           1,052
         2003 .......................................................         188,210
         2004 .......................................................           2,130
         Thereafter .................................................         732,521
                                                                           ----------
         Total ......................................................      $  942,480
                                                                           ==========

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

         SUNSET STATION LEASE

         In June 1994, the Company entered into a lease agreement for approximately 48 acres of land on which Sunset Station is located. The lease has a term of 65 years with monthly rental payments of $120,000, adjusted on each subsequent five-year anniversary by a cost of living factor. In June 2001, the Company has an option to purchase this land for $23.8 million. Additionally, in June 2001, the lessor has an option to sell this land to the Company for $21.8 million.

         STATION CASINO KANSAS CITY LEASE

         The Company has entered into a joint venture which owns the land on which Station Casino Kansas City is located. At December 31, 1999, $3.0 million related to this investment is included in other assets, net in the accompanying consolidated balance sheets.

         In April 1994, Station Casino Kansas City entered into an agreement with the joint venture to lease this land. Currently, the agreement requires monthly payments of $93,636. Commencing April 1, 1998 and every anniversary thereafter, the rent shall be adjusted by a cost of living factor of not more than 5% or less than 2% per annum. The lease expires March 31, 2006, with an option to extend the lease for up to eight renewal periods of ten years each, plus one additional seven year period. In connection with the joint venture agreement, the Company received an option providing for the right to acquire the joint venture partner's interest in this joint venture. The Company has the option to acquire this interest at any time after April 1, 2002 through April 1, 2011, for $11.7 million, however, commencing April 1, 1998, the purchase price will be adjusted by a cost of living factor of not more than 5% or less than 2% per annum. At December 31, 1999, $2.6 million paid by the Company in consideration for this option is included in other assets, net in the accompanying consolidated balance sheets. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Amended Bank Facility.

         UNITED AUBURN INDIAN COMMUNITY

         On October 12, 1999, the Company announced that it has entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Subject to the receipt of certain governmental approvals, as well as voter approval of a proposed amendment to the California constitution, the Company and the UAIC intends to develop a gaming and entertainment facility on 49 acres, approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. The scope and the timing of this project has yet to be determined.

         EQUIPMENT LEASE

         In connection with the Sunset Loan Agreement, the Company entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of up to $40 million, dated as of September 25, 1996, (the "Sunset Operating Lease") with First Security Trust Company of Nevada. A total of $35.7 million of this facility had been drawn. The Company incurred approximately $2.0 million of rent expense per quarter related to the Sunset Operating Lease. In October 1999, the Company exercised its option to purchase the equipment for approximately $27.0 million. The purchase price was funded with borrowings from the Company's Revolving Facility.

         OPERATING LEASES

         The Company leases several parcels of land and equipment used in its operations at Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino Kansas City and Wild Wild West. Leases on various parcels ranging from 13 acres to 171 acres have terms expiring between March 2006 and July 2063. Future minimum lease payments required under these operating leases and other noncancelable operating leases are as follows (amounts in thousands):


         YEAR ENDING DECEMBER 31,
         ------------------------
         2000.................................................................................................    $   9,663
         2001.................................................................................................       10,484
         2002.................................................................................................       11,376
         2003.................................................................................................       11,410
         2004.................................................................................................       11,332
         Thereafter...........................................................................................      437,023
                                                                                                                -----------
              Total...........................................................................................    $ 491,288
                                                                                                                ===========

         Rent expense totaled approximately $14.6 million, $12.1 million and $12.6 million for the fiscal year ended December 31, 1999, the Transition Period 1998 and the fiscal year ended March 31,1998, respectively. Rent of $0.3 million was capitalized in connection with the construction of Sunset Station for the fiscal year ended March 31, 1998.

7.  STOCKHOLDERS' EQUITY

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

         TREASURY STOCK

         The Company is authorized to repurchase up to approximately 6.3 million shares of its Common Stock. As of December 31, 1999, the Company had purchased
0.8 million shares at a cost of $11.9 million.

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

8.  BENEFIT PLANS

         STOCK COMPENSATION PROGRAM

         The Company has adopted a Stock Compensation Program (the "Program") which includes (i) an Incentive Stock Option Plan for the grant of incentive stock options, (ii) a Compensatory Stock Option Plan providing for the grant of nonqualified stock options, (iii) a Restricted Shares Plan providing for the grant of restricted shares of common stock and (iv) a Nonemployee Director Stock Option Plan, providing for the grant of nonqualified stock options. Officers, key employees, directors (whether employee directors or nonemployee directors) and independent contractors or agents of the Company and its subsidiaries are eligible to participate in the program. However, only employees of the Company and its subsidiaries are eligible to receive incentive stock options.

         A maximum of 10,807,000 shares of common stock have been reserved for issuance under the Program. Options are granted at the current market price at the date of grant. The plan provides for a variety of vesting schedules, ranging from immediate to twenty percent a year for five years, to be determined at the time of grant. All options have an exercise period of ten years from the date of grant.

         The Program will terminate ten years from the date of adoption, unless terminated earlier by the Board of Directors, and no options or restricted shares may be granted under the Program after such date. Summarized information for the Program is as follows:


                                                    FOR THE YEAR                                                FOR THE YEAR
                                                  ENDED DECEMBER 31,           TRANSITION PERIOD               ENDED MARCH 31,
                                                         1999                        1998                           1998
                                            ---------------------------      ----------------------         ----------------------
                                                                WEIGHTED                   WEIGHTED                     WEIGHTED
                                                                AVERAGE                    AVERAGE                      AVERAGE
                                                                EXERCISE                   EXERCISE                     EXERCISE
                                                  OPTIONS         PRICE       OPTIONS       PRICE          OPTIONS       PRICE
                                                 -----------------------     -----------------------   ---------------------------
         Outstanding at beginning of the year    6,003,330    $    12.43     5,067,452     $   13.30    4,432,182     $      15.22
           Granted                                 750,766    $    21.55     1,038,306     $    7.69    1,799,742     $       7.50
           Exercised                               (71,483)   $    11.58        (1,123)    $   12.00       (4,012)    $      12.24
           Canceled                                (76,951)   $     8.62      (101,305)    $    7.91   (1,160,460)    $      11.59
                                                 ---------                   ---------                 ----------
         Outstanding at end of the year          6,605,662    $    13.51     6,003,330     $   12.43    5,067,452     $      13.30
                                                 =========                   =========                 ==========
         Exercisable at end of year              3,768,443    $    15.13     1,951,594     $   16.60    1,485,971     $      17.28
                                                 =========                   =========                 ==========
         Options available for grant             3,609,463                     113,278                  1,050,279
                                                 =========                   =========                 ==========

The following table summarizes information about the options outstanding at December 31, 1999:


                                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                       ------------------------------------------         --------------------------------
                                                          WEIGHTED
                                            NUMBER         AVERAGE       WEIGHTED              NUMBER            WEIGHTED
                       RANGE OF           OUTSTANDING     REMAINING       AVERAGE            EXERCISABLE         AVERAGE
                       EXERCISE               AT         CONTRACTUAL     EXERCISE                AT              EXERCISE
                        PRICES         DECEMBER 31, 1999    LIFE          PRICE            DECEMBER 31, 1999       PRICE
                 -----------------------------------------------------------------         -------------------------------
                   $ 4.94 - $  5.38          81,500          8.7          $ 5.36               13,500            $  5.29
                   $ 7.50 - $ 11.00       2,390,702          8.2          $ 7.67              433,122            $  7.70
                   $11.63 - $17.31        2,366,960          6.3          $14.20            2,140,321            $ 14.04
                   $18.00 - $24.75        1,766,500          5.7          $20.87            1,181,500            $ 19.95
                                          ---------                                         ---------
                                          6,605,662          6.8          $13.51            3,768,443            $ 15.13
                                          =========                                         =========

         Restricted stock grants of 330,000 and 170,500 shares were issued during the fiscal years ended December 31, 1999 and March 31, 1995, respectively. The effect of these grants is to increase the issued and outstanding shares of the Company's common stock and decrease the number of shares available for grant in the plan. Deferred compensation is recorded for the restricted stock grants equal to the market value of the Company's common stock on the date of grant. The deferred compensation is amortized over the period the restricted stock vests and is recorded as compensation expense in the accompanying consolidated statements of operations.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for the Program. Accordingly, compensation expense recognized was different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation expense for the plans been determined in accordance with SFAS No. 123, the effect on the Company's net loss applicable to common stock and basic loss per common share would have been as follows (amounts in thousands, except per share data):


                                                                                FOR THE                               FOR THE
                                                                               YEAR ENDED          TRANSITION        YEAR ENDED
                                                                              DECEMBER 31,           PERIOD           MARCH 31,
                                                                                  1999                 1998              1998
                                                                            ----------------     ---------------    --------------
    Net loss applicable to common stock:
       As reported.....................................................     $       (44,758)     $      (17,531)    $    (12,441)
       Proforma........................................................     $       (48,526)     $      (19,201)    $    (14,455)

    Basic and diluted loss per common share:
       As reported.....................................................     $         (1.14)     $        (0.50)    $      (0.35)
       Proforma........................................................     $         (1.24)     $        (0.54)    $      (0.41)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following assumptions:


                                                                                FOR THE                                FOR THE
                                                                               YEAR ENDED          TRANSITION         YEAR ENDED
                                                                              DECEMBER 31,            PERIOD           MARCH 31,
                                                                                  1999                 1998               1998
                                                                            ----------------     ---------------    --------------
    Expected dividend yield............................................           ---                  ---               ---
    Expected stock price volatility....................................          50.00%               51.90%           46.20%
    Risk-free interest rate............................................           5.90%                4.51%            6.03%
    Expected average life of options (years)...........................           3.91                 3.87             4.84
    Expected fair value of options granted.............................          $9.46                $3.34            $3.38

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

         401(K) PLANS

         The Company has a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50 percent of the first four percent of each participating employee's compensation. Effective October 1, 1998, the employer contribution was increased from 25 percent of the first four percent of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contribution was approximately $2,103,000, $678,000 and $499,000 for the fiscal year ended December 31, 1999, the Transition Period 1998 and the fiscal year ended March 31, 1998, respectively.

9.  EXECUTIVE COMPENSATION PLANS

         The Company has employment agreements with certain of its executive officers. These contracts provide for, among other things, an annual base salary, supplemental long-term disability and supplemental life insurance benefits in excess of the Company's normal coverage for employees. In addition, the Company has adopted a Supplemental Executive Retirement Plan for its Chief Executive Officer and a Supplemental Management Retirement Plan for certain key executives as selected by the Human Resources Committee of the Company's Board of Directors. Other executive plans include a Deferred Compensation Plan and a Long-Term Stay-On Performance Incentive Plan.

10.  INCOME TAXES

         The Company files a consolidated federal income tax return. The benefit for income taxes for financial reporting purposes consists of the following (amounts in thousands):


                                                                                FOR THE                                 FOR THE
                                                                               YEAR ENDED        TRANSITION            YEAR ENDED
                                                                              DECEMBER 31,         PERIOD               MARCH 31,
                                                                                  1999              1998                  1998
                                                                            ----------------     ----------          -------------
    Income tax benefit from continuing operations......................     $         14,929     $        871       $          966
    Tax benefit from extraordinary loss on early retirement of debt....                5,736            1,671                  626
                                                                            ----------------     ------------       --------------
              Total income taxes.......................................     $         20,665     $      2,542       $        1,592
                                                                            ================     ============       ==============

         The benefit (provision) for income taxes attributable to the net loss consists of the following (amounts in thousands):


                                                                               FOR THE                                 FOR THE
                                                                              YEAR ENDED           TRANSITION         YEAR ENDED
                                                                             DECEMBER 31,            PERIOD            MARCH 31,
                                                                                 1999                 1998               1998
                                                                            --------------       -------------      --------------
Current................................................................     $      (14,960)      $       3,953      $       18,083
Deferred...............................................................             35,625              (1,411)            (16,491)
                                                                            --------------       -------------      --------------
       Total income taxes..............................................     $       20,665       $       2,542      $        1,592
                                                                            ==============       =============      ==============

         The income tax benefit differs from that computed at the federal statutory corporate tax rate as follows:


                                                                                 FOR THE                               FOR THE
                                                                               YEAR ENDED         TRANSITION         YEAR ENDED
                                                                               DECEMBER 31,         PERIOD            MARCH 31,
                                                                                  1999                 1998              1998
                                                                            ----------------     ---------------    --------------
Federal statutory rate.................................................              35.0%                35.0%             35.0%
Lobbying and political.................................................              (1.2)               (16.8)             (7.0)
Meals and entertainment................................................              (0.9)                (1.2)             (3.7)
Credits earned, net....................................................               0.8                  2.5               3.6
Other, net.............................................................              (1.2)                (2.1)             (4.5)
                                                                            ----------------     ---------------    --------------
Effective tax rate.....................................................              32.5%                17.4%             23.4%
                                                                            ================     ===============    =============

         The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):


                                                                                                      DECEMBER 31,
                                                                                         --------------------------------------
                                                                                               1999                  1998
                                                                                         ----------------      ----------------
     Deferred tax assets:
         Current:
             Accrued vacation, bonuses and group insurance..........................     $          9,854      $          5,691
             Prepaid gaming taxes...................................................               (2,880)               (1,910)
             Other..................................................................                3,545                 1,200
                                                                                         ----------------      ----------------
         Total current..............................................................               10,519                 4,981
                                                                                         ----------------      ----------------
         Long-term:
             Preopening and other costs, net of amortization........................                7,135                10,632
             FICA credits...........................................................                2,947                 2,127
             State deferred taxes...................................................                2,023                 2,023
             Net operating loss.....................................................                2,690                14,208
             Alternative minimum tax credits........................................               27,725                18,891
                                                                                         ----------------      ----------------
         Total long-term............................................................               42,520                47,881
                                                                                         ----------------      ----------------
         Total deferred tax assets..................................................               53,039                52,862
                                                                                         ----------------      ----------------
     Deferred tax liabilities:
         Long-term:
             Temporary differences related to property and equipment................              (19,963)              (52,149)
             Other..................................................................                 (734)               (1,104)
                                                                                         ----------------      ----------------
         Total deferred tax liabilities.............................................              (20,697)              (53,253)
                                                                                         ----------------      ----------------
         Net ......................................................................      $         32,342      $           (391)
                                                                                         ================      ================


         The Company currently has a net operating loss carryforward of $7.7 million which expires in 2018. The excess of the alternative minimum tax over the regular federal income tax is a tax credit which can be carried forward indefinitely to reduce future regular federal income tax liabilities. The Company did not record a valuation allowance at December 31, 1999 or 1998 relating to recorded tax benefits because all benefits are more likely than not to be realized.

11.  LEGAL MATTERS

         On January 16, 1998, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger") with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). The Company wrote off $2.9 million of costs incurred related to the Merger (which are included in other expense in the accompanying consolidated statements of operations for the Transition Period 1998). The Merger became subject to litigation between the two companies. On April 14,

1999, the Company announced that it had settled its lawsuits with Crescent arising out of the failed Merger. Under the terms of the settlement agreement, Crescent paid the Company $15 million, and the parties have released each other from all claims.

         In addition, the Company is a litigant in legal matters arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                                          INCOME
                                                                                           (LOSS)          NET
                                                                                           BEFORE         INCOME       BASIC
                                                                                           INCOME         (LOSS)      EARNINGS
                                                                                           TAXES        APPLICABLE      (LOSS)
                                                                        OPERATING           AND             TO           PER
                                                             NET          INCOME      EXTRAORDINARY       COMMON       COMMON
                                                          REVENUES        (LOSS)           ITEM           STOCK         SHARE
                                                       -----------    ------------   ---------------    ---------    ---------
                                                                    (amounts in thousands, except per share amounts)
YEAR ENDED DECEMBER 31, 1999
First quarter....................................      $   229,931    $     35,776   $        12,997    $   (4,045)  $   (0.11)
Second quarter...................................          235,371          41,552            34,525        21,592        0.58
Third quarter....................................          237,531          42,235            20,976        13,143        0.31
Fourth quarter...................................          239,636         (90,692)         (115,721)      (75,448)      (1.80)
TRANSITION PERIOD 1998
First quarter....................................      $   206,250    $     29,179   $         5,528    $    1,488   $    0.04
Second quarter...................................          213,448          31,622             5,090         1,033        0.03
Third quarter....................................          222,516           3,895           (20,482)      (20,052)      (0.57)
YEAR ENDED MARCH 31, 1998
First quarter....................................      $   173,516    $      8,178   $       (12,846)   $  (10,101)  $   (0.29)
Second quarter...................................          194,097          23,340             3,655           546        0.02
Third quarter....................................          197,196          24,984             5,299         1,613        0.05
Fourth quarter...................................          204,801          27,684              (228)       (4,499)      (0.13)

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Year Ended December 31, 1999, Nine Months Ended December 31, 1998 and Year Ended March 31, 1998

                 Consolidated Statements of Operations

                 Consolidated Statements of Stockholders' Equity

                 Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

(a)  2. None
(a)  3. Exhibits


Exhibit
Number                                    Description
------                                    -----------
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

3.1               Amended and Restated Articles of Incorporation of the
                  Registrant. (Incorporated herein by reference to Registration
                  Statement No. 33-76156)

3.2 Restated Bylaws of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)

4.1               Form of Subordinated Note of the Registrant (1998 Issue).
                  (included in Exhibit 4.5)

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

4.10 Certificate of Resolutions of Convertible Preferred Stock of the Registrant. (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.11              Form of Convertible Preferred Stock of the Registrant.
                  (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)

4.12              Rights Agreement dated October 6, 1997 between the Company and
                  Continental Stock Transfer and Trust Company, as Rights Agent.
                  (Incorporated herein by reference to the Company's Form 8-K dated October 9, 1997)

4.13 Amendment to Rights Agreement, dated as of January 16, 1998, between Station Casinos, Inc. and Continental Stock Transfer &
                  Trust Company, as Rights Agent. (Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998)

4.14              Amendment No. 2 to Rights Agreement, dated as of December 1,
                  1998, between Station Casinos, Inc. and Continental Stock
                  Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to the Company's Form 8-K dated November
                  6, 1998)

4.15              Certificate of Resolutions of $100 Redeemable Preferred Stock.
                  (Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1998)

4.16 Third Amended and Restated Reducing Revolving Loan Agreement dated as of August 25, 1999. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999)

4.17              Amendment No. 1 to Third Amended and Restated Reducing
                  Revolving Loan Agreement dated as of September 24, 1999.
                  (Incorporated herein by reference to the Company's Quarterly
                  Report on Form 10-Q for the period ended September 30, 1999)




4.18              Amendment No. 2 to Third Amended and Restated Reducing
                  Revolving Loan Agreement dated as of January 25, 2000

4.19              Term Loan Agreement dated as of August 25, 1999.
                  (Incorporated herein by reference to the Company's Quarterly
                  Report on Form 10-Q for the period ended September 30, 1999)

4.20              Amendment No. 1 to Term Loan Agreement dated September 24,
                  1999. (Incorporated herein by reference to the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 1999)

10.1              Lease dated as of December 17, 1974 between Teddy Rich
                  Enterprises and Townefood, Inc. (Incorporated herein by reference to Registration Statement No. 33-59302)

10.2 Lease dated as of May 8, 1973 between Teddy Rich Enterprises and Mini-Price Motor Inn., including Addendum dated May 8,
                  1973; Lease Addendum dated June 10, 1974 amending lease dated
                  May 8, 1973 between Teddy Rich Enterprises and Mini-Price
                  Motor Inn, Inc. (Incorporated herein by reference to Registration Statement No. 33-59302)

10.3              First Amendment to Lease (With Option) dated as of April 1,
                  1999 between Palace Station Hotel & Casino, Inc. and Flamingo
                  Associates, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1999)

10.4              Second Amendment to Lease (With Option) dated as of April 1,
                  1999 between Palace Station Hotel Casino, Inc. and Flamingo
                  Associates, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1999)

10.5              Lease dated as of February 16, 1976 between Richfield
                  Development Co. and Mini-Price Motor Inn. (Incorporated herein by reference to Registration Statement No. 33-59302)

10.6              First Amendment to Lease (With Option) dated as of April 1,
                  1999 between Palace Station Hotel & Casino, Inc. and Richfield
                  Development Co. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1999)

10.7              Second Amendment to Lease (With Option) dated as of April 1,
                  1999 between Palace Station Hotel & Casino, Inc. and Richfield
                  Development Co. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1999)

10.8              Lease dated as of September 6, 1977 between Richard Tam and
                  Mini-Price Motor Inn Joint Venture (Parcel B1). (Incorporated herein by reference to Registration Statement No. 33-59302)

10.9              Lease dated as of September 6, 1977 between Richard Tam and
                  Mini-Price Motor Inn Joint Venture (Parcel B2). (Incorporated herein by reference to Registration Statement No. 33-59302)

10.10             First Amendment to Lease (With Option) dated as of April 1,
                  1999 between Palace Station Hotel & Casino, Inc. and Richard
                  Tam. (Incorporated herein by reference to the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 1999)

10.11             Second Amendment to Lease (With Option) dated as of April 1,
                  1999 between Palace Station Hotel & Casino, Inc. and Richard
                  Tam. (Incorporated herein by reference to the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 1999)

10.12 Executive Employment Agreement between Frank J. Fertitta III and the Registrant dated as of December 1, 1999




10.13 Executive Employment Agreement between Glenn C. Christenson and the Registrant dated as of December 1, 1999

10.14 Executive Employment Agreement between Scott M Nielson and the Registrant dated as of December 1, 1999

10.15 Executive Employment Agreement between Blake L. Sartini and the Registrant dated as of December 1, 1999

10.16 Executive Employment Agreement between William W. Warner and the Registrant dated as of December 1, 1999

10.17             Executive Employment Agreement between Mark E. Brown and the
                  Registrant dated as of August 2, 1999

10.18 Stock Compensation Program of the Registrant. (Incorporated herein by reference to the Company's Quarterly Report on Form
                  10-Q for the period ended June 30, 1993)

10.19             Amendment dated as of August 22, 1995 to the Stock
                  Compensation Program. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1995)

10.20 Supplemental Executive Retirement Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.21 Supplemental Management Retirement Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.22             Long-Term Stay-On Performance Incentive Plan between the
                  Registrant and Glenn C. Christenson, Scott M Nielson and Blake
                  L. Sartini. (Incorporated herein by reference to the Company's
                  Quarterly Report on Form 10-Q for the period ended December
                  31, 1994)

10.23             Long-Term Stay-On Performance Incentive Plan between the
                  Registrant and William W. Warner

10.24             Long-Term Stay-On Performance Incentive Plan between the
                  Registrant and Mark E. Brown

10.25             Amended and Restated Deferred Compensation Plan of the
                  Registrant effective as of September 30, 1999

10.26 Special Long-Term Disability Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                  December 31, 1994)

10.27 Ground Lease between Boulder Station, Inc. and KB Enterprises dated as of June 1, 1993. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.28             Option to Lease or Purchase dated as of June 1, 1993 between
                  Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.29             Option to Acquire Interest Under Purchase Contract dated as of
                  June 1, 1993 between Boulder Station, Inc. and KB Enterprises.
                  (Incorporated herein by reference to the Company's Quarterly
                  Report on Form 10-Q for the period ended June 30, 1993)




10.30             First Amendment to Ground Lease and Sublease, dated as of June
                  30, 1995, by and between KB Enterprises, as landlord and Boulder Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.31             Ground Lease between Registrant and Texas Gambling Hall &
                  Hotel, Inc. dated as of June 1, 1995. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.32 First Amendment to Ground Lease dated as of June 30, 1995 between Registrant and Texas Gambling Hall & Hotel, Inc.
                  (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.33 Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 between Registrant and Texas Station,
                  Inc. (Incorporated herein by reference to the Company's Form
                  8-K dated July 5, 1995)

10.34             Sublease Agreement dated as of November 30, 1992 between the
                  City of St. Charles and St. Charles Riverfront Station, Inc.
                  (Incorporated herein by reference to Registrant Statement No.
                  33-59302)

10.35 Lease between Navillus Investment Co.; Jerome D. Mack as trustee of the Center Trust; Peter Trust Limited Partnership;
                  and Third Generation Limited Partnership and Registrant.
                  (Incorporated herein by reference to the Company's Annual
                  Report on Form 10-K for the period ended March 31, 1994)

10.36 Joint Venture Agreement dated as of September 25, 1993, between First Holdings Company and the Registrant.
                  (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.37 Assignment and Assumption Agreement (Joint Venture Agreement) dated as of March 25, 1996 between the Registrant and Kansas
                  City Station Corporation. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended
                  March 31, 1996)

10.38             Amendment to Joint Venture Agreement dated as of November 15,
                  1993, between First Holdings Company and the Registrant.
                  (Incorporated herein by reference to the Company's Annual
                  Report on Form 10-K for the period ended March 31, 1996)

10.39             Second Amendment to Joint Venture Agreement, dated as of April
                  22, 1996, between First Holdings Company and Kansas City
                  Station Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                  June 30, 1996)

10.40             Development Agreement dated as of April 24, 1995, between
                  Kansas City Station Corporation and the Port Authority of
                  Kansas City. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.41             Lease Agreement, dated as of April 1, 1994 between
                  Station/First Joint Venture and Kansas City Station
                  Corporation. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.42 First Amendment to Lease Agreement dated as of March 19, 1996 between Station/First Joint Venture and Kansas City Station
                  Corporation. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended
                  March 31, 1996)

10.43             Second Amendment to Lease Agreement, dated as of April 22,
                  1996, between Station/First Joint Venture and Kansas City
                  Station Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                  June 30, 1996)

10.44             Form of Indemnification Agreement for Directors and Executive
                  Officers. (Incorporated herein by reference to Registration
                  Statement No. 33-59302)




10.45             Form of Indemnification Agreement between the Registrant and
                  Frank Fertitta, Jr. (Incorporated herein by reference to Registration Statement No. 33-59302)

10.46 Participation Agreement dated as of September 25, 1996 among the Registrant, as Lessee, and First Security Trust Company of
                  Nevada, as Lessor and Trustee, and the other Persons that are parties to such agreement. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.47             Lease Agreement dated as of September 25, 1996 between First
                  Security Trust Company of Nevada as Trustee and Lessor and the
                  Registrant, as Lessee. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.48             Sublease Agreement dated as of September 25, 1996 between the
                  Registrant, as Sublessor and Sunset Station as Sublessee.
                  (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.49             Sunset Station 1996 Trust Agreement dated as of September 25,
                  1996 between the Registrant, as Grantor, and First Security
                  Trust Company of Nevada, as Trustee. (Incorporated herein by reference to the Company's Form 8-K dated October 29, 1996)

10.50 Master Certificate Purchase Agreement dated October 22, 1999 among Sunset Station Leasing Company, LLC as Purchaser, First
                  Security Trust Company of Nevada as Trustee, each of the parties to the Participation Agreement, as Sellers, Sunset
                  Station, Inc. as Sublessee and the Registrant as Lessee.
                  (Incorporated herein by reference to the Company's Quarterly
                  Report on Form 10-Q for the period ended September 30, 1999)

10.51             Consulting Agreement between Lorenzo Fertitta and the
                  Registrant dated February 1, 1999. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the Transition Period from April 1, 1998 to December 31, 1998)

10.52             Operating Agreement dated March 10, 2000, among Green Valley
                  Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant

21.1              Subsidiaries of the Registrant

23.1              Consent of Arthur Andersen LLP

27                Financial Data Schedule

(b)  Reports on Form 8K - None

(c)  None

(d)  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              STATION CASINOS, INC.

Dated:  March 28, 2000      By: /s/  Frank J. Fertitta III
                               -----------------------------------------------
                               Frank J. Fertitta III
                               Chairman of the Board, President and Chief
                               Executive Officer (Principal Executive Officer)


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


            Signature                                          Title                                           Date
            ---------                                          -----                                           ----
/s/  Frank J. Fertitta III                      Chairman of the Board, President and Chief                  March 28, 2000
-------------------------------                 Executive Officer (Principal Executive
Frank J. Fertitta III                           Officer)

/s/  Glenn C. Christenson                       Executive Vice President, Chief Financial                   March 28, 2000
-------------------------------                 Officer, Chief Administrative Officer,
Glenn C. Christenson                            Treasurer and Director (Principal
                                                Financial and Accounting Officer)

/s/  Blake L. Sartini                           Executive Vice President, Chief Operating                   March 28, 2000
-------------------------------                 Officer and Director
Blake L. Sartini

/s/  R. Hal Dean                                Director                                                    March 28, 2000
-------------------------------
R. Hal Dean

/s/  Lorenzo J. Fertitta                        Director                                                    March 28, 2000
-------------------------------
Lorenzo J. Fertitta

/s/  Lowell H. Lebermann, Jr.                   Director                                                    March 28, 2000
-------------------------------
Lowell H. Lebermann, Jr.

/s/  Delise F. Sartini                          Director                                                    March 28, 2000
-------------------------------
Delise F. Sartini

/s/  Richard J. Heckmann                        Director                                                    March 28, 2000
-------------------------------
Richard J. Heckmann