Form 10-Q
period 2000-03-31
STATION CASINOS INC
filed 2000-05-15
CIK 898660

================================================================================

                              [STATION CASINOS LOGO]

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2000


                                       OR

  [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from______to _____

Commission file number 000-21640
                       ---------

                              STATION CASINOS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                      88-0136443
        ---------                                    ------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                   2411 West Sahara Avenue, Las Vegas, Nevada
                   ------------------------------------------
                    (Address of principal executive offices)

                                      89102
                                     -------
                                   (Zip Code)

                                 (702) 367-2411
                                ----------------
               Registrant's telephone number, including area code

                                       N/A
                                      -----
    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at April 28, 2000
----------------------------                     -----------------------------
Common stock, $.01 par value                               40,378,876

                              STATION CASINOS, INC.
                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited) -
                  March 31, 2000 and December 31, 1999                                                       3

                  Condensed Consolidated Statements of Operations (unaudited) -
                  Three months ended March 31, 2000 and 1999                                                 4

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                  Three months ended March 31, 2000 and 1999                                                 5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                           6


Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                         10


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             18

Item 2.       Changes in Securities                                                                         20

Item 3.       Defaults Upon Senior Securities                                                               20

Item 4.       Submission of Matters to a Vote of Security Holders                                           20

Item 5.       Other Information                                                                             20

Item 6.       Exhibits and Reports on Form 8-K                                                              20


Signature                                                                                                   21


Part I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              STATION CASINOS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)
                                   (unaudited)


                                                                                         MARCH 31,           DECEMBER 31,
                                                                                           2000                  1999
                                                                                    -------------------   -------------------
                                        ASSETS
Current assets:
      Cash and cash equivalents.....................................................       $    61,830           $    73,072
      Accounts and notes receivable, net............................................            10,822                12,346
      Inventories ..................................................................             5,140                 6,013
      Prepaid gaming taxes..........................................................             9,825                10,035
      Prepaid expenses..............................................................             9,426                 8,219
      Deferred income tax...........................................................             8,583                10,519
                                                                                    -------------------   -------------------
          Total current assets......................................................           105,626               120,204

Property and equipment, net.........................................................         1,019,381             1,025,753
Land held for development...........................................................            53,006                18,839
Deferred income tax, net............................................................            16,987                21,823
Other assets, net...................................................................            90,759                89,654
                                                                                    -------------------   -------------------
          Total assets..............................................................       $ 1,285,759           $ 1,276,273
                                                                                    ===================   ===================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt.............................................       $    13,089           $     8,647
      Accounts payable..............................................................            11,228                11,998
      Accrued payroll and related...................................................            23,369                25,065
      Construction contracts payable................................................               718                   750
      Accrued interest payable......................................................            17,753                12,341
      Accrued progressives..........................................................             8,995                 8,877
      Accrued expenses and other current liabilities................................            44,718                50,011
                                                                                    -------------------   -------------------
          Total current liabilities.................................................           119,870               117,689

Long-term debt, less current portion................................................           938,040               933,833
Other long-term liabilities, net....................................................            10,211                 7,950
                                                                                    -------------------   -------------------
          Total liabilities.........................................................         1,068,121             1,059,472
                                                                                    -------------------   -------------------

Commitments and contingencies

Temporary equity....................................................................            27,786                     -

Stockholders' equity:
      Common stock, par value $.01; authorized 90,000,000 shares;
         42,537,071 and 42,455,999 shares issued....................................               425                   424
      Treasury stock, 2,173,929 and 778,329 shares, at cost.........................           (37,781)              (11,862)
      Additional paid-in capital....................................................           258,019               282,294
      Deferred compensation - restricted stock......................................            (7,240)               (7,432)
      Accumulated deficit...........................................................           (23,571)              (45,907)
      Accumulated other comprehensive income........................................                 -                  (716)
                                                                                    -------------------   -------------------
          Total stockholders' equity................................................           189,852               216,801
                                                                                    -------------------   -------------------
          Total liabilities and stockholders' equity................................       $ 1,285,759           $ 1,276,273
                                                                                    ===================   ===================

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                              STATION CASINOS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (amounts in thousands, except share data)
                                   (unaudited)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 2000             1999
                                                                             --------------  ---------------
Operating revenues:
      Casino.................................................................    $ 208,910        $ 186,124
      Food and beverage......................................................       35,248           36,121
      Room...................................................................       11,665           10,744
      Other..................................................................       16,115           14,400
                                                                             --------------  ---------------
           Gross revenues....................................................      271,938          247,389
      Promotional allowances.................................................      (17,095)         (17,458)
                                                                             --------------  ---------------
           Net revenues......................................................      254,843          229,931
                                                                             --------------  ---------------

Operating costs and expenses:
      Casino.................................................................       93,118           89,088
      Food and beverage......................................................       21,025           22,419
      Room...................................................................        3,914            3,855
      Other..................................................................        8,685            6,988
      Selling, general and administrative....................................       45,830           49,043
      Corporate expense......................................................        7,911            4,825
      Depreciation and amortization..........................................       16,054           17,937
                                                                             --------------  ---------------
                                                                                   196,537          194,155
                                                                             --------------  ---------------

Operating income.............................................................       58,306           35,776
                                                                             --------------  ---------------

Other expense:
      Interest expense, net..................................................      (22,407)         (21,327)
      Merger and related legal costs.........................................            -           (1,250)
      Other..................................................................         (446)            (202)
                                                                             --------------  ---------------
                                                                                   (22,853)         (22,779)
                                                                             --------------  ---------------

Income before income taxes and extraordinary item............................       35,453           12,997
Income tax provision.........................................................      (13,117)          (4,881)
                                                                             --------------  ---------------
Income before extraordinary item.............................................       22,336            8,116

Extraordinary item - loss on early retirement of debt, net of
      applicable income tax benefit..........................................            -          (10,350)
                                                                             --------------  ---------------
Net income (loss)............................................................       22,336           (2,234)
Preferred stock dividends....................................................            -           (1,811)
                                                                             --------------  ---------------
Net income (loss) applicable to common stock.................................     $ 22,336         $ (4,045)
                                                                             ==============  ===============

Basic and diluted earnings (loss) per common share:
      Earnings (loss)  applicable to common stock, before
      extraordinary item:
          Basic..............................................................     $   0.55         $   0.18
          Diluted............................................................     $   0.53         $   0.18
      Earnings (loss) applicable to common stock:
          Basic..............................................................     $   0.55         $  (0.11)
          Diluted............................................................     $   0.53         $  (0.11)

Weighted average common shares outstanding:
          Basic..............................................................       40,717           35,312
          Diluted............................................................       42,236           35,726


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              STATION CASINOS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                               2000             1999
                                                                                          ---------------  ---------------
Cash flows from operating activities:
Net income (loss) ................................................................              $ 22,336         $ (2,234)
                                                                                          ---------------  ---------------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.................................................                16,054           17,937
    Amortization of debt discount and issuance costs..............................                   590              679
    Loss on early retirement of debt..............................................                     -           15,923
    Increase (decrease) in deferred income tax....................................                 6,772           (1,543)
    Changes in assets and liabilities:
      Decrease in accounts and notes receivable, net..............................                 1,524            7,170
      (Increase) decrease in inventories and prepaid expenses.....................                  (124)             519
      Decrease in accounts payable................................................                  (770)          (3,896)
      Increase in accrued expenses and other liabilities..........................                   802            3,425
    Other, net....................................................................                (1,257)            (340)
                                                                                          ---------------  ---------------
              Total adjustments...................................................                23,591           39,874
                                                                                          ---------------  ---------------
              Net cash provided by operating activities...........................                45,927           37,640
                                                                                          ---------------  ---------------

Cash flows from investing activities:
    Capital expenditures..........................................................                (9,839)         (23,919)
    Proceeds from sale of property and equipment..................................                 1,030              438
    Land held for development.....................................................               (33,622)               -
    Decrease in construction contracts payable....................................                   (32)          (1,323)
    Other, net....................................................................                  (686)             147
                                                                                          ---------------  ---------------
              Net cash used in investing activities...............................               (43,149)         (24,657)
                                                                                          ---------------  ---------------

Cash flows from financing activities:
    Borrowings (payments) under bank facility, net................................                10,600          (14,000)
    Principal payments on notes payable...........................................                (2,088)          (5,465)
    Defeasance of 9 5/8% senior subordinated notes................................                     -         (201,670)
    Purchase of treasury stock....................................................               (25,919)               -
    Sale of put options...........................................................                 2,348                -
    Dividends paid on preferred stock.............................................                     -           (1,811)
    Exercise of stock options.....................................................                    39                -
    Other, net....................................................................                 1,000             (475)
                                                                                          ---------------  ---------------
              Net cash used in financing activities...............................               (14,020)        (223,421)
                                                                                          ---------------  ---------------

Cash and cash equivalents:
    Decrease in cash and cash equivalents.........................................               (11,242)        (210,438)
    Balance, beginning of period..................................................                73,072          261,423
                                                                                          ---------------  ---------------
    Balance, end of period........................................................              $ 61,830         $ 50,985
                                                                                          ===============  ===============

Supplemental cash flow disclosures:
    Cash paid for interest, net of amounts capitalized............................              $ 16,453         $ 19,554
    Cash paid for income taxes....................................................              $      -         $  1,501


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

         The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), Texas Station, Inc. ("Texas Station"), Sunset Station, Inc. ("Sunset Station"), St. Charles Riverfront Station, Inc. ("Station Casino St. Charles"), Kansas City Station Corporation ("Station Casino Kansas City"), Southwest Gaming Services, Inc. ("SGSI"), and Tropicana Station, Inc., the operator of the Wild Wild West Gambling Hall & Hotel ("Wild Wild West"). The Company also owns a 50% interest in Town Center Amusements, Inc., d.b.a. Barley's Casino & Brewing Company ("Barley's"). All significant intercompany accounts and transactions have been eliminated.

         The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         Certain amounts in the three months ended March 31, 1999 condensed consolidated financial statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

                              STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


2.       LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):


                                                                           March 31,         December 31,
                                                                             2000               1999
                                                                          -----------       --------------
Amended and restated reducing revolving credit facility, $380.8 million limit at March 31, 2000,  due  September  30,  2003,  interest at a margin above the bank's prime rate or the Eurodollar Rate (7.78%
  at March 31, 2000)...................................................    $ 188,400         $  177,300
Secured term loan facility, $199.5 million limit at March 31, 2000, due December  31, 2005, interest at 2.50% above the Eurodollar
  Rate (8.60% at March 31, 2000).......................................      199,500            200,000
8 7/8% senior subordinated notes, interest payable semi-annually,
  principal due December 1, 2008.......................................      199,900            199,900
9 3/4% senior subordinated notes, interest payable semi-annually, principal due April 15, 2007, net of unamortized discount of $4.6
  million at March 31, 2000............................................      145,435            145,326
10 1/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2006, net of unamortized discount of $0.9
  million at March 31, 2000.............................................      197,115           197,087
Other long-term debt, collateralized by various assets, including slot machines, furniture and equipment, and land, monthly installments
  including interest ranging from 8.11% to 9.00% at March 31, 2000......       20,779            22,867
                                                                          ------------      -------------
        Total long-term debt............................................      951,129           942,480
Current portion of long-term debt.......................................      (13,089)           (8,647)
                                                                          ------------      ------------
        Total long-term debt, less current portion......................   $  938,040        $  933,833
                                                                          ============      =============

         In August 1999, the Company amended its existing bank credit facility (the "Revolving Facility") and entered into a new secured term loan facility (the "Term Loan") (collectively, "the Amended Bank Facility"). The Amended Bank Facility is secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino St. Charles and Station Casino Kansas City (the "Borrowers"). The proceeds from the Term Loan were used to repay the Company's existing $75.0 million secured term loan facility and to reduce outstanding borrowings under the Company's Revolving Facility. The Company recorded an extraordinary charge of $0.3 million (net of applicable tax benefit) to reflect the write-off of the unamortized loan costs on the refinanced $75.0 million secured term loan facility. The Term Loan provides for borrowings up to an aggregate principal amount of $199.5 million at March 31, 2000. The Term Loan matures on December 31, 2005 and amortizes in installments of $0.5 million on each fiscal quarter end from March 31, 2000 until and including December 31, 2004 and of $47.5 million on each fiscal quarter end thereafter. The interest rate on the Term Loan is 2.50% above the Eurodollar Rate. The Term Loan contains financial covenants substantially identical to the covenants in the indentures governing the Company's senior subordinated notes.

         In March 2000, the Company exercised its right to increase the Revolving Facility by $50.0 million. The Revolving Facility provides for borrowings up to an aggregate principal amount of $380.8 million at March 31, 2000. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $14.0 million on each of March 31, 2001 and June 30, 2001; by $17.5 million on each fiscal quarter end until and including September 30, 2002; by $30.6 million on each fiscal quarter end until and including June 30, 2003; and by $173.4 million on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility).

                             STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

As of March 31, 2000, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.63% and will reduce to 1.50% on May 16, 2000. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of March 31, 2000, the fee for the unfunded portion of the Revolving Facility was 40 basis points and will reduce to 35 basis points on May 16, 2000.

         The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of
1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of March 31, 2000, the Borrowers combined funded debt to Adjusted EBITDA ratio was 1.46 to
1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended March 31, 2000 was 3.11 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of March 31, 2000, Palace Station's tangible net worth exceeded the requirement by approximately $9.6 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

         In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 4.85 to 1.00 on March 31, 2000 and reducing quarterly to 4.00 to 1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of March 31, 2000, the Company's consolidated funded debt to Adjusted EBITDA ratio was 3.59 to 1.00. The Company has pledged the stock of all of its subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval (which is expected to be obtained).

         In December 1998, the Company completed an offering of $199.9 million of senior subordinated notes due in December 2008 that have equal priority with the Company's other senior subordinated notes. The $199.9 million senior subordinated notes bear interest payable semi-annually, at a rate of 8 7/8% per year (the "8 7/8% Notes"). At December 31, 1998, the Company had deposited the net proceeds from the sale of the 8 7/8% Notes and a portion of the funds borrowed under the Amended Bank Facility in a separate trust account with the trustee under the indenture relating to the 9 5/8% senior subordinated notes (the "9 5/8% Notes") to redeem and to pay accrued interest and redemption premiums related to the 9 5/8% Notes on the redemption date. The redemption occurred on January 4, 1999. The Company recorded an extraordinary charge of $10.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the 9 5/8% Notes.

3.       EQUITY

         The Company is authorized to repurchase up to approximately 6.3 million shares of its Common Stock. As of March 31, 2000, the Company had purchased 2.2 million shares at a cost of $37.8 million.

         During the quarter ended March 31, 2000, the Company sold put options on 1.5 million shares of its Common Stock. The Company has the option to settle in cash or shares of Common Stock. The proceeds from the sale of the put options of $2.3 million have been recorded in additional paid-in capital. As of March 31, 2000, the Company's potential obligation of $27.8 million to buy back 1.5 million shares of its Common Stock has been charged to additional paid-in capital and reflected as temporary equity on the condensed consolidated balance sheet. On April 27, 2000, options on 750,000 shares expired unexercised. The remaining 750,000 options expire later in fiscal 2000.

                             STATION CASINOS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.       OTHER MATTERS

         GREEN VALLEY PROJECT

         A 50/50 joint venture between the Company and GCR Gaming, LLC has proposed to build a new resort/casino in Henderson, Nevada. Construction has commenced and is expected to be completed in the fourth quarter of 2001. The estimated construction cost of this project is $270 to $280 million. The project is expected to be funded with total equity contributions from the partners of approximately $80 million and third party financing for the remainder. If third party financing cannot be obtained or is insufficient to fund the construction costs, the Company and GCR Gaming, LLC would be obligated to contribute amounts necessary to finance the construction and opening of the project.

         UNITED AUBURN INDIAN COMMUNITY

         On October 12, 1999, the Company announced that it has entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Subject to the receipt of certain governmental approvals, as well as voter approval of a proposed amendment to the California constitution, the Company and the UAIC intend to develop a gaming and entertainment facility on 49 acres, approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. Voter approval of the proposed amendment to the California constitution was received in March 2000, however, there can be no assurances when or if the necessary government approvals will be received. The scope and the timing of this project have yet to be determined.

         LAND HELD FOR DEVELOPMENT

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

5.       SUBSEQUENT EVENTS

         On April 19, 2000, the Company announced that it had secured a gaming site in North Las Vegas. The site is a 34-acre parcel near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas, Nevada. The Company has entered into a long-term ground lease with an option to purchase the property. The parcel is already entitled for gaming. As part of the transaction, the Company also placed a deed restriction prohibiting casino gaming on an 18-acre parcel, approximately 1.5 miles east of this site, that was previously entitled for gaming. The Company is currently evaluating the size, scope and timing of this project. In order to maintain its gaming entitlements, the Company would be required to complete the facility prior to the end of 2002.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

1.       OVERVIEW

The following table highlights the results of operations for the Company and its subsidiaries (dollars in thousands):


                                               THREE MONTHS ENDED
                                                     MARCH 31,            PERCENT
                                                 2000           1999      CHANGE
                                             -----------    ------------  ------
    NET REVENUES - TOTAL                     $  254,843    $ 229,931         10.8%
       Nevada Operations (a)                    160,271      141,189         13.5%
       Missouri Operations (a)                   82,477       78,356          5.3%
       Other (a)                                 12,095       10,386         16.5%

    OPERATING INCOME (LOSS) - TOTAL          $   58,306    $  35,776         63.0%
       Nevada Operations (a)                     47,903       32,478         47.5%
       Missouri Operations (a)                   17,066        7,956        114.5%
       Other (a)                                 (6,663)      (4,658)       (43.0%)

    OPERATING MARGIN - TOTAL                      22.9%        15.6%
       Nevada Operations (a)                      29.9%        23.0%
       Missouri Operations (a)                    20.7%        10.2%

    CASH FLOWS FROM:
       Operating activities                  $   45,927    $  37,640          22.0%

    EBITDA (b) - total                       $   74,360    $  53,713          38.4%
       Nevada Operations (a)                     57,953       42,013          37.9%
       Missouri Operations (a)                   22,236       15,683          41.8%
       Other (a)                                 (5,829)      (3,983)        (46.3%)

    EBITDA, AS ADJUSTED FOR THE
    SUNSET EQUIPMENT LEASE (c) - TOTAL       $   74,360    $  55,698          33.5%
       Nevada Operations (a)                     57,953       43,998          31.7%


(a) The Nevada Operations include the accounts of: Palace Station, Boulder Station, Texas Station and Sunset Station. The Missouri Operations include the accounts of: Station Casino St. Charles and Station Casino Kansas City. Other includes the operations of Wild Wild West, the Company's Investment in Barley's, Southwest Gaming and Corporate expense.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.       RESULTS OF OPERATIONS

         CONSOLIDATED NET REVENUES

         The increase in consolidated net revenues for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is due to increasing revenues at all of the Company's properties, with the exception of Station Casino St. Charles which declined 2.2%. Increased revenues at the Nevada Operations are partially a result of the completed master-planned expansion at Texas Station, which was completed in February 1999. In addition, revenues at the Nevada Operations increased due to the introduction of the Boarding Pass player rewards program in April 1999, which makes it more convenient for customers to redeem points earned from gaming activity at any of the Nevada Operations. Net revenues at Station Casino Kansas City increased 9.8%.

         OPERATING INCOME/OPERATING MARGIN

         Consolidated operating income improved by $22.5 million in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, with operating income at all of the Company's properties increasing by at least 30%. The increases at the Nevada Operations are attributed to the same factors affecting consolidated net revenues discussed above and due to a reduction in operating costs. The increases at the Missouri Operations are primarily due to significant improvement in operations at both Station Casino St. Charles and Station Casino Kansas City. Operating income at Station Casino St. Charles increased significantly despite a slight decrease in revenues due to a reconfiguration of the gaming operations which transferred all gaming activities from the riverboat to the barge. The new configuration is much more efficient from a cost perspective than the two facility layout. Also, included in prior year was $1.4 million of costs related to ongoing dredging requirements and costs related to low-water levels at Station Casino St. Charles as compared to $0.7 million in current year.

         Consolidated operating margin improved in the three months ended
March 31, 2000 as compared to the three months ended March 31, 1999, due to the operating margin at the Missouri Operations improving 10.5 percentage points and the Nevada Operations improving 6.9 percentage points.

         The following table highlights the various sources of revenues and expenses for the Company as compared to the prior period (dollars in thousands, unaudited):



                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                                 -------------------      PERCENT
                                                 2000           1999      CHANGE
                                             -----------    ------------  -------
    Casino revenues                          $  208,910    $ 186,124        12.2%
    Casino expenses                              93,118       89,088         4.5%
        Margin                                    55.4%        52.1%

    Food and beverage revenues               $   35,248    $  36,121        (2.4%)
    Food and beverage expenses                   21,025       22,419        (6.2%)
        Margin                                    40.4%        37.9%

    Room revenues                            $   11,665    $  10,744         8.6%
    Room expenses                                 3,914        3,855         1.5%
        Margin                                    66.4%        64.1%

    Other revenues                           $   16,115    $  14,400        11.9%

    Selling, general and administrative      $   45,830    $  49,043        (6.6%)
        Percent of net revenues                   18.0%        21.3%

    Corporate expense                        $    7,911    $   4,825        64.0%
        Percent of net revenues                    3.1%         2.1%

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CASINO. Casino revenues increased for the three months ended
March 31, 2000 as compared to the three months ended March 31, 1999 as a result of the same factors affecting consolidated net revenues discussed above. The casino profit margin increased to 55.4% for the three months ended March 31, 2000 from 52.1% for the three months ended March 31, 1999 with all properties improving their margin with the exception of Station Casino St. Charles which remained consistent for both periods.

         FOOD AND BEVERAGE. Food and beverage revenues for the three months ended March 31, 2000 decreased 2.4% over food and beverage revenues for the three months ended March 31, 1999. This decrease in food and beverage revenues is primarily due to decreases in food covers at all of the properties. In addition, food and beverage revenues at Station Casino St. Charles were down 36% during the quarter due primarily to the construction disruption caused by the casino reconfiguration.

         Food and beverage net profit margins increased to 40.4% for the three months ended March 31, 2000 from 37.9% in the three months ended March 31, 1999. This increase in margin is due to improvement at the Nevada Operations, primarily as a result of continued focus on cost control, purchasing efficiencies, as well as selected menu price increases. The increase in margin at the Nevada Operations was offset by a decrease at Station Casino St. Charles primarily due to the construction disruption mentioned above.

         ROOM. Room revenues for the three months ended March 31, 2000 increased 8.6% over room revenues for the three months ended March 31, 1999. The increase in room revenues is primarily due to the average daily room rate at Palace Station increasing 20.9% over prior year and smaller increases at the other Nevada properties. The average daily room rate increased to $59 in the three months ended March 31, 2000 as compared to $54 in the three months ended March 31, 1999.

         The Company-wide room occupancy decreased to 88% in the three months ended March 31, 2000 as compared to 91% in the three months ended March 31, 1999 due to the Company increasing room rates at the Nevada properties. The decrease at the Nevada properties was partially offset by an increase in occupancy at Station Casino Kansas City.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). As a percent of net revenues, SG&A decreased to 18.0% in the three months ended March 31, 2000, as compared to 21.3% for the three months ended March 31, 1999. This decrease is due primarily to the fine tuning of operations at Sunset Station and Station Casino Kansas City. In the Company's experience, when a new property opens, SG&A as a percent of net revenues is higher than normal, and reduces as the property's operations mature. Also, due to the fixed cost nature of some of these expenses, they decrease on a percentage basis as the Company continues to increase revenue.

         CORPORATE EXPENSE. Corporate expense as a percent of net revenues increased to 3.1% in the three months ended March 31, 2000 as compared to 2.1% in the three months ended March 31, 1999. The Company has increased its corporate infrastructure and spending on Information Technology and Human Resources as it continues to lay the foundation for future growth.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 10.5% in the three months ended March 31, 2000 to $16.1 million as compared to $17.9 million in the three months ended March 31, 1999. This decrease is primarily due to the write down of assets at Station Casino St. Charles in the fourth quarter of 1999 and a portion of the original equipment at Boulder Station and Station Casino Kansas City became fully depreciated in fiscal 1999 and January 2000, respectively. This decrease was offset by an increase at Sunset Station due to the purchase of various equipment leases in October 1999.

         INTEREST EXPENSE. Interest costs incurred (expensed and capitalized) increased 3.7% to $22.7 million for the three months ended March 31, 2000, from $21.9 million in the prior year. This increase is due to an increase of $10.8 million in total long-term debt from the prior year.

         OTHER. During the three months ended March 31, 1999, the Company recorded an extraordinary charge of $10.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized debt

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

discount, unamortized loan costs and the premium to redeem the 9 5/8% senior subordinated notes, which were repaid on January 4, 1999.

3.       LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2000, the Company generated cash flows from operating activities of $45.9 million. At March 31, 2000, the Company had total available borrowings of $580.3 million under the Amended Bank Facility, of which $387.9 million was directly outstanding and $4.8 million was reserved for the potential payment of an outstanding letter of credit. Total available borrowings will reduce each quarter in accordance with the terms of the Amended Bank Facility (see "Description of Certain Indebtedness and Capital Stock-Amended Bank Facility"). The Company also had $61.8 million in cash and cash equivalents.

         During the three months ended March 31, 2000, total capital expenditures were approximately $9.8 million, of which approximately (i) $1.1 million was associated with the expansion project at Texas Station, (ii) $1.6 million was associated with the reconfiguration of the Station Casino St. Charles facility to a more efficient layout, and (iii) $7.1 million was associated with maintenance capital expenditures and various other projects.

         The Company's primary capital requirements during the remainder of fiscal year 2000 are expected to include (i) the remaining costs of the expansion project at Texas Station, estimated to cost approximately $55 million,
(ii) equity contributions to the proposed Green Valley Ranch project expected to be approximately $40 million, (iii) strategic land purchases throughout the Las Vegas area, (iv) opportunistic repurchases of the Company's common stock, (v) maintenance capital expenditures, and (vi) principal and interest payments on indebtedness.

          The Company believes that cash flows from operations, borrowings under the Amended Bank Facility (see Note 2), vendor and lease financing of equipment, and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during the remainder of 2000. The Company, however, continually is evaluating its financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to the Company, the Company may amend its financing plans assuming such financing would be permitted under its existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

FUTURE DEVELOPMENT

         GREEN VALLEY PROJECT

         A 50/50 joint venture between the Company and GCR Gaming, LLC has proposed to build a new resort/casino in Henderson, Nevada. Construction has commenced and is expected to be completed in the fourth quarter of 2001. The estimated construction cost of this project is $270 to $280 million. The project is expected to be funded with total equity contributions from the partners of approximately $80 million and third party financing for the remainder. If third party financing cannot be obtained or is insufficient to fund the construction costs, the Company and GCR Gaming, LLC would be obligated to contribute amounts necessary to finance the construction and opening of the project.

         UNITED AUBURN INDIAN COMMUNITY

         On October 12, 1999, the Company announced that it has entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Subject to the receipt of certain governmental approvals, as well as voter approval of a proposed amendment to the California constitution, the Company and the UAIC intend to develop a gaming and entertainment facility on 49 acres, approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. Voter approval of the proposed amendment to the California constitution was received in March 2000, however, there can be no assurances when or if the necessary government approvals will be received. The scope and the timing of this project have yet to be determined.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LAND HELD FOR DEVELOPMENT

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

         On April 19, 2000, the Company announced that it had secured a gaming site in North Las Vegas. The site is a 34-acre parcel near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas, Nevada. The Company has entered into a long-term ground lease with an option to purchase the property. The parcel is already entitled for gaming. As part of the transaction, the Company also placed a deed restriction prohibiting casino gaming on an 18-acre parcel, approximately 1.5 miles east of this site, that was previously entitled for gaming. The Company is currently evaluating the size, scope and timing of this project. In order to maintain its gaming entitlements, the Company would be required to complete the facility prior to the end of 2002.

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

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

         AMENDED BANK FACILITY

         In August 1999, the Company amended its existing bank credit facility (the "Revolving Facility") and entered into a new secured term loan facility (the "Term Loan") (collectively, "the Amended Bank Facility"). The Amended Bank Facility is secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino St. Charles and Station Casino Kansas City (the "Borrowers"). The proceeds from the Term Loan were used to repay the Company's existing $75.0 million secured term loan facility and to reduce outstanding borrowings under the Company's Revolving Facility. The Company recorded an extraordinary charge of $0.3 million (net of applicable tax benefit) to reflect the write-off of the unamortized loan costs on the refinanced $75.0 million secured term loan facility. The Term Loan provides for borrowings up to an aggregate principal amount of $199.5 million at March 31, 2000. The Term Loan matures on December 31, 2005 and amortizes in installments of $0.5 million on each fiscal quarter end from March 31, 2000 until and including December 31, 2004 and of $47.5 million on each fiscal quarter end thereafter. The interest rate on the Term Loan is 2.50% above the Eurodollar Rate. The Term Loan contains financial covenants substantially identical to the covenants in the indentures governing the Company's senior subordinated notes.

         In March 2000, the Company exercised its right to increase the Revolving Facility by $50.0 million. The Revolving Facility provides for borrowings up to an aggregate principal amount of $380.8 million at March 31, 2000. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $14.0 million on each of March 31, 2001 and June 30, 2001; by $17.5 million on each fiscal quarter end until and including September 30, 2002; by $30.6 million on each fiscal quarter end until and including June 30, 2003; and by $173.4 million on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of March 31, 2000, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.63% and will reduce to 1.50% on May 16, 2000. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of March 31, 2000, the fee for the unfunded portion of the Revolving Facility was 40 basis points and will reduce to 35 basis points on May 16, 2000.

         The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of
1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of March 31, 2000, the Borrowers combined funded debt to Adjusted EBITDA ratio was 1.46 to
1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended March 31, 2000 was 3.11 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of March 31, 2000, Palace Station's tangible net worth exceeded the requirement by approximately $9.6 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

         In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 4.85 to 1.00 on March 31, 2000 and reducing quarterly to 4.00 to 1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of March 31, 2000, the Company's consolidated funded debt to Adjusted EBITDA ratio was 3.59 to 1.00. The Company has pledged the stock of all of its subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval (which is expected to be obtained).

         SENIOR SUBORDINATED NOTES

         The Company has $542.4 million, net of unamortized discount of $5.5 million, of senior subordinated notes outstanding as of March 31, 2000, $198 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year, $150 million of these notes bear interest, payable semi-annually, at a rate of 9 3/4% per year and $199.9 million of these notes bear interest, payable semi-annually, at a rate of 8 7/8% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At March 31, 2000, the Company's Consolidated Coverage Ratio (as defined) was 1.70 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to
1.00. As a result, the covenant limits the Company's ability to incur additional indebtedness for borrowings under the Amended Bank Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restrict the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         COMMON STOCK

         The Company is authorized to issue up to 90,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 42,537,071 shares of which were issued and 2,173,929 shares were held in treasury as of March 31, 2000. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

         TREASURY STOCK

         The Company is authorized to repurchase up to approximately 6.3 million shares of its Common Stock. As of March 31, 2000, the Company had purchased 2.2 million shares at a cost of $37.8 million.

         PUT OPTIONS

         During the quarter ended March 31, 2000, the Company sold put options on 1.5 million shares of its Common Stock. The Company has the option to settle in cash or shares of Common Stock. The proceeds from the sale of the put options of $2.3 million have been recorded in additional paid-in capital. As of March 31, 2000, the Company's potential obligation of $27.8 million to buy back 1.5 million shares of its Common Stock has been charged to additional paid-in capital and reflectd as temporary equity on the condensed consolidated balance sheet. On April 27, 2000, options on 750,000 shares expired unexercised. The remaining 750,000 options expire later in fiscal 2000.

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

         STEPHEN B. SMALL CASE

         A class action lawsuit was filed by plaintiff Stephen B. Small, et al., as class representative, on November 28, 1997, in the United States District Court for the Western District of Missouri, naming four gaming operators in Kansas City, Missouri, including Kansas City Station Corporation. The lawsuit alleged that the defendants are conducting gaming operations that are not located on the Missouri River, in violation of certain state and federal statutes. The plaintiff also sought compensatory, special, consequential, and incidental damages in unspecified amounts. On September 1, 1998, the United States District Court granted Kansas City Station Corporation's motion to dismiss the lawsuit. On February 16, 1999, the plaintiff served the defendants with a notice of appeal of the federal court dismissal. On February 15, 2000, the United States Court of Appeals for the Eighth Circuit affirmed the United States District Court's dismissal of the federal lawsuit. On October 30, 1998, the plaintiff filed a similar lawsuit in the Circuit Court of Cole County, Missouri. The lawsuit alleged that the operators were conducting illegal games of chance prior to December 3, 1998, the effective date of a Constitutional amendment passed by Missouri voters on November 3, 1998, legalizing gaming facilities within 1,000 feet of the main channel of the Mississippi and Missouri Rivers. On February 9, 1999, the Cole County Circuit Court granted Kansas City Station Corporation's motion to dismiss the lawsuit. On February 19, 1999, the plaintiff served the defendants with a notice of appeal of the state court dismissal. Management believes that the plaintiff's claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES - NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5. OTHER INFORMATION - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibits -

        Exhibit
        Number
        --------
        4.1 Facility Increase Global Document to Third Amended and Restated Reducing Revolving Loan Agreement dated as of March 24, 2000

         27     Financial Data Schedule

(b)     Reports on Form 8-K - None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Station Casinos, Inc.,
                                            Registrant




DATE:  May 12, 2000                         /s/ Glenn C. Christenson
                                            --------------------------
                                            Glenn C. Christenson,
                                            Executive Vice President,
                                            Chief Financial Officer, and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)