Form 10-Q
period 2000-06-30
STATION CASINOS INC
filed 2000-08-14
CIK 898660

==============================================================================

                              [STATIONS CASINO LOGO]
==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000


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
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)
No.)

                   2411 West Sahara Avenue, Las Vegas, Nevada
                    (Address of principal executive offices)

                                      89102
                                   (Zip Code)

                                 (702) 367-2411
               Registrant's telephone number, including area code

                                       N/A
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at July 31, 2000
----------------------------                      ----------------------------
Common stock, $.01 par value                              60,219,463

                                                STATION CASINOS, INC.
                                                        INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited) -
                  June 30, 2000 and December 31, 1999                                                        3

                  Condensed Consolidated Statements of Operations (unaudited) -
                  Three and six months ended June 30, 2000 and 1999                                          4

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                  Six months ended June 30, 2000 and 1999                                                    5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                           6


Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                         12


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             23

Item 2.       Changes in Securities                                                                         23

Item 3.       Defaults Upon Senior Securities                                                               23

Item 4.       Submission of Matters to a Vote of Security Holders                                           23

Item 5.       Other Information                                                                             23

Item 6.       Exhibits and Reports on Form 8-K                                                              23


Signature                                                                                                   25

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                STATION CASINOS, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                                    (UNAUDITED)

                                                                                           JUNE 30,            DECEMBER 31,
                                                                                            2000                  1999
                                                                                     --------------------  --------------------
                                        ASSETS
Current assets:
      Cash and cash equivalents....................................................             $ 57,103              $ 73,072
      Accounts and notes receivable, net...........................................               10,385                12,346
      Inventories .................................................................                5,168                 6,013
      Prepaid gaming taxes.........................................................               12,145                10,035
      Prepaid expenses.............................................................                7,024                 8,219
      Deferred income tax..........................................................               10,119                10,519
                                                                                     --------------------  --------------------
          Total current assets.....................................................              101,944               120,204

Property and equipment, net........................................................            1,023,827             1,025,753
Land held for development..........................................................               55,404                18,839
Deferred income tax, net...........................................................               13,553                21,823
Other assets, net..................................................................               92,149                89,654
                                                                                     --------------------  --------------------
          Total assets.............................................................          $ 1,286,877           $ 1,276,273
                                                                                     ====================  ====================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt............................................             $ 11,013               $ 8,647
      Accounts payable.............................................................               11,466                11,998
      Accrued payroll and related..................................................               19,749                25,065
      Construction contracts payable...............................................                  692                   750
      Accrued interest payable.....................................................               13,145                12,341
      Accrued progressives.........................................................                9,099                 8,877
      Accrued expenses and other current liabilities...............................               46,180                50,011
                                                                                     --------------------  --------------------
          Total current liabilities................................................              111,344               117,689

Long-term debt, less current portion...............................................              925,576               933,833
Other long-term liabilities, net...................................................               10,840                 7,950
                                                                                     --------------------  --------------------
          Total liabilities........................................................            1,047,760             1,059,472
                                                                                     --------------------  --------------------

Commitments and contingencies

Temporary equity...................................................................               13,537                     -

Stockholders' equity:
      Common stock, par value $.01; authorized 135,000,000 shares;
         63,756,743 and 63,683,999 shares issued...................................                  425                   424
      Treasury stock, 3,268,110 and 1,167,494 shares, at cost......................              (37,900)              (11,862)
      Additional paid-in capital...................................................              272,949               282,294
      Deferred compensation - restricted stock.....................................               (7,048)               (7,432)
      Accumulated deficit..........................................................               (2,846)              (45,907)
      Accumulated other comprehensive income.......................................                    -                  (716)
                                                                                     --------------------  --------------------
          Total stockholders' equity...............................................              225,580               216,801
                                                                                     --------------------  --------------------
          Total liabilities and stockholders' equity...............................          $ 1,286,877           $ 1,276,273
                                                                                     ====================  ====================

The accompanying notes are an integral part of these condensed consolidated financial statements

                                             STATION CASINOS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                                 (UNAUDITED)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                          JUNE 30,
                                                                   2000             1999             2000             1999
                                                              ---------------  ---------------  ---------------  ---------------
Operating revenues:
      Casino.................................................      $ 199,016        $ 190,724        $ 407,926        $ 376,848
      Food and beverage......................................         34,804           35,305           70,052           71,426
      Room...................................................         11,474           10,399           23,139           21,143
      Other..................................................         16,187           15,687           32,302           30,087
                                                              ---------------  ---------------  ---------------  ---------------
           Gross revenues....................................        261,481          252,115          533,419          499,504
      Promotional allowances.................................        (17,153)         (16,744)         (34,248)         (34,202)
                                                              ---------------  ---------------  ---------------  ---------------
           Net revenues......................................        244,328          235,371          499,171          465,302
                                                              ---------------  ---------------  ---------------  ---------------

Operating costs and expenses:
      Casino.................................................         92,399           87,715          185,517          176,803
      Food and beverage......................................         20,777           22,655           41,802           45,074
      Room...................................................          4,076            4,012            7,990            7,867
      Other..................................................          9,003            7,818           17,688           14,806
      Selling, general and administrative....................         40,512           47,896           86,342           96,939
      Corporate expense......................................          6,275            5,644           14,186           10,469
      Depreciation and amortization..........................         16,212           18,079           32,266           36,016
                                                              ---------------  ---------------  ---------------  ---------------
                                                                     189,254          193,819          385,791          387,974
                                                              ---------------  ---------------  ---------------  ---------------

Operating income.............................................         55,074           41,552          113,380           77,328
                                                              ---------------  ---------------  ---------------  ---------------

Other income (expense):
      Interest expense, net..................................        (22,319)         (21,058)         (44,726)         (42,385)
      Merger settlement, net of related legal costs..........              -           14,074                -           12,824
      Other..................................................           (117)             (43)            (563)            (245)
                                                              ---------------  ---------------  ---------------  ---------------
                                                                     (22,436)          (7,027)         (45,289)         (29,806)
                                                              ---------------  ---------------  ---------------  ---------------

Income before income taxes and extraordinary item............         32,638           34,525           68,091           47,522
Income tax provision.........................................        (11,913)         (12,933)         (25,030)         (17,814)
                                                              ---------------  ---------------  ---------------  ---------------
Income before extraordinary item.............................         20,725           21,592           43,061           29,708

Extraordinary item - loss on early retirement of debt, net of
      applicable income tax benefit..........................              -                -                -          (10,350)
                                                              ---------------  ---------------  ---------------  ---------------
Net income...................................................         20,725           21,592           43,061           19,358
Preferred stock dividends....................................              -                -                -           (1,811)
                                                              ---------------  ---------------  ---------------  ---------------
Net income applicable to common stock........................       $ 20,725         $ 21,592         $ 43,061         $ 17,547
                                                              ===============  ===============  ===============  ===============

Basic and diluted earnings per common share:
      Earnings applicable to common stock, before
      extraordinary item:
          Basic..............................................       $   0.34         $   0.39         $   0.71         $   0.51
          Diluted............................................       $   0.33         $   0.33         $   0.68         $   0.46
      Earnings applicable to common stock:
          Basic..............................................       $   0.34         $   0.39         $   0.71         $   0.32
          Diluted............................................       $   0.33         $   0.33         $   0.68         $   0.30

Weighted average common shares outstanding:
          Basic..............................................         60,482           55,682           60,765           54,332
          Diluted............................................         63,742           64,822           63,552           64,227

The accompanying notes are an integral part of these condensed consolidated financial statements

                                           STATION CASINOS, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (AMOUNTS IN THOUSANDS)
                                                (UNAUDITED)

                                                                                                            SIX MONTHS ENDED
                                                                                                                JUNE 30,
                                                                                                         2000             1999
                                                                                                     --------------   --------------
Cash flows from operating activities:
Net income..........................................................................                      $.43,061        $  19,358
                                                                                                     --------------   --------------
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................................                        32,266           36,016
    Amortization of debt discount and issuance costs................................                         1,304            1,371
    Loss on early retirement of debt................................................                             -           15,923
    Changes in assets and liabilities:
      Decrease in accounts and notes receivable, net................................                         1,961            7,960
      Increase in inventories and prepaid expenses..................................                          (434)          (4,009)
      Decrease in deferred income tax...............................................                         8,670            2,312
      Decrease in accounts payable..................................................                          (532)          (4,829)
      (Decrease) increase in accrued expenses and other liabilities.................                        (5,231)          23,756
    Other, net......................................................................                        (1,326)          (1,858)
                                                                                                     --------------   --------------
              Total adjustments.....................................................                        36,678           76,642
                                                                                                     --------------   --------------
              Net cash provided by operating activities.............................                        79,739           96,000
                                                                                                     --------------   --------------

Cash flows from investing activities:
    Capital expenditures............................................................                       (31,540)         (32,768)
    Proceeds from sale of property and equipment....................................                         3,503            3,183
    Land held for development.......................................................                       (36,051)               -
    Decrease in construction contracts payable......................................                           (58)          (3,789)
    Other, net......................................................................                        (3,261)          (4,331)
                                                                                                     --------------   --------------
              Net cash used in investing activities.................................                       (67,407)         (37,705)
                                                                                                     --------------   --------------

Cash flows from financing activities:
    Payments under bank facility, net...............................................                          (300)         (54,000)
    Principal payments on notes payable.............................................                        (5,870)          (9,757)
    Defeasance of 9 5/8% senior subordinated notes..................................                             -         (201,670)
    Purchase of treasury stock......................................................                       (26,038)               -
    Sale of put options.............................................................                         2,348                -
    Dividends paid on preferred stock...............................................                             -           (1,811)
    Exercise of stock options.......................................................                           501              480
    Other, net......................................................................                         1,058             (497)
                                                                                                     --------------   --------------
              Net cash used in financing activities.................................                       (28,301)        (267,255)
                                                                                                     --------------   --------------

Cash and cash equivalents:
    Decrease in cash and cash equivalents...........................................                       (15,969)        (208,960)
    Balance, beginning of period....................................................                        73,072          261,423
                                                                                                     --------------   --------------
    Balance, end of period..........................................................                      $ 57,103        $  52,463
                                                                                                     ==============   ==============

Supplemental cash flow disclosures:
    Cash paid for interest, net of amounts capitalized..............................                      $ 42,709        $  43,128
    Cash paid for income taxes......................................................                      $  9,250        $   4,602
    Property and equipment purchase financed by debt................................                      $      -        $      35
    Preferred stock converted to common stock and additional paid-in capital........                      $      -        $ 100,131

The accompanying notes are an integral part of these condensed consolidated financial statements

                                           STATION CASINOS, INC.
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (UNAUDITED)


1.   Basis of Presentation

     Station Casinos, Inc. (the "Company "), a Nevada Corporation, is an established multi-jurisdictional gaming and entertainment enterprise that currently owns and operates four major hotel/casino properties and two smaller casino properties in Las Vegas, Nevada, and gaming and entertainment complexes in St. Charles and Kansas City, Missouri. The Company also owns and provides slot route management services in southern Nevada.

     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palace Station Hotel & Casino, Inc. ( "Palace Station "), Boulder Station, Inc. ( "Boulder Station "), Texas Station, Inc. ( "Texas Station "), Sunset Station, Inc. ( "Sunset Station "), St. Charles Riverfront Station, Inc. ( "Station Casino St. Charles "), Kansas City Station Corporation ( "Station Casino Kansas City "), Southwest Gaming Services, Inc. ( "SGSI "), and Tropicana Station, Inc., the operator of the Wild Wild West Gambling Hall & Hotel ( "Wild Wild West "). The Company also owns a 50% interest in Town Center Amusements, Inc., d.b.a. Barley's Casino & Brewing Company ( "Barley's "). All significant intercompany accounts and transactions have been eliminated.

     The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     Certain amounts in the three and six months ended June 30, 1999 condensed consolidated financial statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

                                            STATION CASINOS, INC.
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                (UNAUDITED)

2.   LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

                                                                                      June 30,         December 31,
                                                                                        2000              1999
                                                                                    -----------      --------------
Amended and restated reducing revolving credit facility, $380.8 million limit at June 30, 2000, due September 30, 2003, interest at a margin above the bank's prime rate or the Eurodollar Rate (8.24%
    at June 30, 2000)...........................................................    $   178,000      $    177,300
Secured term loan facility, $199.0 million limit at June 30, 2000, due December  31, 2005, interest at 2.50% above the Eurodollar
    Rate (9.29% at June 30, 2000) ..............................................        199,000           200,000
8 7/8% senior subordinated notes, interest payable semi-annually,
    principal due December 1, 2008..............................................        199,900           199,900
9 3/4% senior subordinated notes, interest payable semi-annually, principal due April 15, 2007, net of unamortized discount of $4.4
    million at June 30, 2000....................................................        145,548           145,326
10 1/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2006, net of unamortized discount of $0.9
    million at June 30, 2000....................................................        197,144           197,087
Other long-term debt, collateralized by various assets, including slot machines, furniture and equipment, and land, monthly installments
    including interest ranging from 8.50% to 9.02% at June 30, 2000.............         16,997            22,867
                                                                                   ------------      ------------
           Total long-term debt.................................................        936,589           942,480
Current portion of long-term debt...............................................        (11,013)           (8,647)
                                                                                   ------------      ------------
           Total long-term debt, less current portion...........................   $    925,576      $    933,833
                                                                                   ============      ============

     In August 1999, the Company amended its existing bank credit facility (the "Revolving Facility ") and entered into a new secured term loan facility (the "Term Loan ") (collectively, "the Amended Bank Facility "). The Amended Bank
Facility is secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino St. Charles and Station Casino Kansas City (the "Borrowers "). The proceeds from the Term Loan were used to repay the Company's existing $75.0 million secured term loan facility and to reduce outstanding borrowings under the Company's Revolving Facility. The Company recorded an extraordinary charge of $0.3 million (net of applicable tax benefit) to reflect the write-off of the unamortized loan costs on the refinanced $75.0 million secured term loan facility. See discussion below regarding the termination of the Term Loan.

     In March 2000, the Company exercised its right to increase the Revolving Facility by $50.0 million. The Revolving Facility provides for borrowings up to an aggregate principal amount of $380.8 million at June 30, 2000. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $14.0 million on each of March 31, 2001 and June 30, 2001; by $17.5 million on each fiscal quarter end until and including September 30, 2002; by $30.6 million on each fiscal quarter end until and including June 30, 2003; and by $173.4 million on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of June 30, 2000, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.50%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum

                                           STATION CASINOS, INC.
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (UNAUDITED)

margin for Alternate Base Rate borrowings is 1.50%. As of June 30, 2000, the fee for the unfunded portion of the Revolving Facility was 35 basis points.

     The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of
1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of June 30, 2000, the Borrowers combined funded debt to Adjusted EBITDA ratio was 1.38 to
1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended June 30, 2000 was 2.84 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of June 30, 2000, Palace Station's tangible net worth exceeded the requirement by approximately $9.8 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

     In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 4.75 to 1.00 on June 30, 2000 and reducing quarterly to 4.00 to 1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of June 30, 2000, the Company's consolidated funded debt to Adjusted EBITDA ratio was 3.46 to 1.00. The Company has pledged the stock of all of its subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval (which is expected to be obtained).

     In December 1998, the Company completed an offering of $199.9 million of senior subordinated notes due in December 2008 that have equal priority with the Company's other senior subordinated notes. The $199.9 million senior subordinated notes bear interest payable semi-annually, at a rate of 8 7/8% per year (the "8 7/8% Notes "). At December 31, 1998, the Company had deposited the net proceeds from the sale of the 8 7/8% Notes and a portion of the funds borrowed under the Amended Bank Facility in a separate trust account with the trustee under the indenture relating to the 9 5/8% senior subordinated notes (the "9 5/8% Notes ") to redeem and to pay accrued interest and redemption premiums related to the 9 5/8% Notes on the redemption date. The redemption occurred on January 4, 1999. The Company recorded an extraordinary charge of $10.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the 9 5/8% Notes.

     In July 2000, the Company completed an offering of $375.0 million of senior subordinated notes due in July 2010, that have equal priority with the other senior subordinated notes. The $375.0 million senior subordinated notes have a coupon rate of 9 7/8% and were priced to yield 9.94% to maturity. The discount on the $375.0 million senior subordinated notes will be recorded as a reduction to long-term debt. Proceeds from the sale of the $375.0 million senior subordinated notes were used to repay all amounts outstanding under our Term Loan Agreement dated August 25, 1999 and terminate the Term Loan Agreement. The remaining proceeds were used to reduce amounts outstanding under our Revolving Facility.

3.   EQUITY

     On May 23, 2000, the Company announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for any fractional

                                           STATION CASINOS, INC.
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (UNAUDITED)

shares. All share data has been adjusted retroactively in the accompanying condensed consolidated financial statements for the 3-for-2 stock split.

     Adjusted for the stock split, the Company is authorized to repurchase up to approximately 9.5 million shares of its Common Stock. As of June 30, 2000, the Company had purchased 3.3 million shares at a cost of $37.9 million.

     During the quarter ended March 31, 2000, the Company sold put options, adjusted for the stock split, on 2.2 million shares of its Common Stock. On April 27, 2000, options on 1.1 million shares expired unexercised. The Company has the option to settle in cash or shares of Common Stock. The proceeds from the sale of the put options of $2.3 million have been recorded in additional paid-in capital. As of June 30, 2000, the Company's potential obligation of $13.5 million to buy back the remaining 1.1 million shares of its Common Stock has been charged to additional paid-in capital and reflected as temporary equity on the condensed consolidated balance sheet. On July 27, 2000, the remaining options on 1.1 million shares were rolled into another option for 1.1 million shares for which the Company received $1.5 million. This put option was terminated on August 4, 2000 at a cost of $1.8 million.

     In July 2000, the Company entered into an equity forward contract that allows for shares of the Company's Common Stock to be purchased by a financial institution and held on the Company's behalf. This contract expires in January 2001 and can be settled in either net shares or cash. As of August 11, 2000, 3.2 million shares have been purchased under the contract for $44.2 million.

4.   OTHER MATTERS

     SANTA FE HOTEL & CASINO

     On June 12, 2000, the Company entered into an asset purchase agreement with Santa Fe Gaming Corporation and Santa Fe Hotel, Inc. for the purchase of substantially all of the assets of the Santa Fe Hotel & Casino (the "Santa Fe ") and an option to acquire an adjacent 21-acre parcel of real property for an aggregate purchase price of $205.0 million. The Santa Fe is located at the intersection of Interstate 95 and Rancho Road, approximately five miles northwest of Texas Station. Situated on 38 acres, the Santa Fe currently offers approximately 85,000 square feet of casino space featuring 1,675 gaming devices and 27 table games, 200 guest rooms, four full-service restaurants, a buffet, several fast-food outlets, a 60-lane bowling center, a regulation-sized ice skating arena, and 10,000 square feet of meeting and banquet facilities. Upon completion of the transaction, the property will be renamed "Santa Fe Station. "

     In connection with the execution of the asset purchase agreement, the Company agreed to make a $36.0 million secured loan to Pioneer Hotel, Inc. ("PHI"), a subsidiary of Santa Fe Gaming Corporation that is the owner and operator of the Pioneer Hotel & Gambling Hall in Laughlin, Nevada. The amount loaned to PHI will be credited against the purchase price of the Santa Fe. This loan was funded on August 11, 2000. All amounts outstanding under the loan to PHI will become due and payable on the earliest of the consummation of the purchase of the assets of the Santa Fe, the date on which any indebtedness of Santa Fe Hotel, Inc. or Santa Fe Gaming Corporation in excess of $5 million is refinanced or September 28, 2001. The acquisition is subject to the satisfaction of numerous conditions, including the receipt of all necessary gaming and non-gaming regulatory approvals and is expected to close in the fourth quarter of 2000.

     GREEN VALLEY PROJECT

     A 50/50 joint venture between the Company and GCR Gaming, LLC has commenced construction of a new resort/casino in Henderson, Nevada. Construction is expected to be completed in the fourth quarter of 2001. The estimated construction cost of this project is approximately $300 million. The project is expected to be funded with total equity contributions from the partners of approximately $80 million and third party financing for the remainder. If third party financing cannot be obtained or is insufficient to fund the construction costs, the Company and GCR Gaming, LLC would be obligated to contribute amounts necessary to finance the construction and opening of the project.

                                           STATION CASINOS, INC.
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (UNAUDITED)

     UNITED AUBURN INDIAN COMMUNITY

     On October 12, 1999, the Company announced that it has entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC "). Subject to the receipt of certain governmental approvals, as well as voter approval of a proposed amendment to the California constitution, the Company and the UAIC intend to develop a gaming and entertainment facility on 49 acres, approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. Voter approval of the proposed amendment to the California constitution was received in March 2000, however, there can be no assurances when or if the necessary government approvals will be received. The scope and the timing of this project have yet to be determined.

     LAND HELD FOR DEVELOPMENT

     The Company has leased, purchased or has options to purchase an additional 185 acres of land for development of three additional gaming sites in the Las Vegas Valley. The Rhodes Ranch site consists of two parcels totaling 83 acres, located at the intersection of Durango Road and the Southern Beltway/I-215 located in the southwest quadrant of Las Vegas. The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas. The Company is leasing (with an option to purchase) 34 acres of the site and has entered into an option to purchase the adjacent 34-acre parcel. The Company paid $30.2 million for the land mentioned above and will make combined lease and option payments of $1.6 million per year. The Company has no immediate plans to develop these sites.

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

     LAZAROFF INVESTIGATION

     On June 28, 2000, the Company learned that the Missouri Gaming Commission will hold a public fact finding hearing on August 30, 2000 in Kansas City, Missouri. The decision was announced at an unrelated meeting of the Missouri Gaming Commission held on June 28, 2000. At the August hearing, the Missouri Gaming Commission is expected to take testimony relating to certain bonus payments the Company made between 1994 and 1996 to Michael Lazaroff, an outside attorney who worked on certain legal matters for the Company in Missouri. Since late 1999, offices of the United States Attorney in Missouri and the Missouri Gaming Commission have been conducting investigations regarding the actions of Lazaroff, including, among other things, his receipt of the bonus payments from the Company. The Company has received requests for information from these agencies and is cooperating fully. Lazaroff recently pled guilty to three felony counts, including (1) defrauding his law firm by failing to disclose the bonus payments to the law firm, (2) defrauding clients of the law firm, which included the Company, by charging them for false expenses and (3) causing false statements to be made to the Federal Elections Commission concerning the identity of persons at his law firm making political campaign contributions. In connection with his plea agreement, Lazaroff agreed to cooperate with the federal and state agencies, including the Missouri Gaming Commission.

                                           STATION CASINOS, INC.
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (UNAUDITED)


     In connection with the ongoing investigations related to certain bonus payments made between 1994 and 1996 to Lazaroff, Frank J. Fertitta III, chairman and chief executive officer, and Glenn C. Christenson, executive vice president and chief financial officer, recently received subpoenas to testify before a federal grand jury in the western district of Missouri. No date for the testimony is presently scheduled.

     On July 7, 2000, the board of directors of the Company established a special committee of independent members of the board to monitor the ongoing Missouri investigations of matters relating to Michael Lazaroff. Based on management's internal review, the Company is unaware of any improprieties on its part. However, due to the uncertainty inherent in any investigation, the Company cannot predict the ultimate outcome of these investigations. If the aforementioned investigations were to implicate the Company or its senior executives in any wrongdoing, this could lead to further proceedings against the Company or its executives. This could result in fines and other penalties being imposed on the Company or its executives, restrict the Company's and its executives ' ability to hold gaming licenses or otherwise materially adversely affect the Company's business, financial condition and results of operations.

5.   SUBSEQUENT EVENTS

     FIESTA CASINO HOTEL

     On July 20, 2000, the Company announced that it had entered into an asset purchase agreement with Fiesta Hotel Corporation ( "Fiesta "), a subsidiary of Joe G. Maloof & Company, Inc. ( "Maloof ") for the purchase of substantially all of the assets of the Fiesta Casino Hotel for a purchase price of $185.0 million, which includes a non-compete agreement with Maloof, Fiesta, and certain members of the Maloof family. The non-compete agreement extends for a 25-mile radius from the Fiesta and excludes the property owned by Maloof on Flamingo Road and Arville Street in Las Vegas, the Las Vegas Strip and downtown Las Vegas. The Fiesta Casino Hotel is located at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas, near Texas Station. Situated on 25 acres, the Fiesta currently offers approximately 70,000 square feet of casino space featuring 1,900 gaming devices and 30 table games, 100 guest rooms, four full-service restaurants, a buffet, several fast-food outlets, bingo, and a race and sports book. Upon completion of the transaction, the property will retain the Fiesta name and theme. The acquisition is subject to the satisfaction of numerous conditions, including the receipt of all necessary gaming and non-gaming regulatory approvals and is expected to close by January 31, 2001.

     SALE OF MISSOURI PROPERTIES

     On July 20, 2000, the Company also announced that it has entered into a definitive agreement to sell its Missouri properties, Station Casino St. Charles and Station Casino Kansas City, to a management group led by John Finamore, president of the Company's Midwest operations, and William W. Warner, the Company's vice president of finance. The purchase price for the Missouri assets is $475 million. This transaction is subject to certain customary contingencies, including the purchaser's receipt of regulatory approvals and financing and is expected to close by January 31, 2001.

ITEM 2.
                                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                   (UNAUDITED)

1.       OVERVIEW

The following table highlights the results of operations for the Company and its subsidiaries (dollars in thousands):

                                            THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                 JUNE 30,                                       JUNE 30,
                                        ---------------------------     PERCENT      ------------------------------     PERCENT
                                           2000            1999         CHANGE            2000             1999         CHANGE
                                        -----------     -----------    ----------    ---------------    -----------    ----------
Net revenues - total                      $244,328        $235,371          3.8%           $499,171       $465,302          7.3%
     Nevada Operations (a)                 152,245         147,278          3.4%            312,516        288,467          8.3%
     Missouri Operations (a)                80,087          77,017          4.0%            162,564        155,373          4.6%
     Other (a)                              11,996          11,076          8.3%             24,091         21,462         12.2%

Operating income (loss) - total            $55,074         $41,552         32.5%           $113,380        $77,328         46.6%
     Nevada Operations (a)                  43,084          37,162         15.9%             90,987         69,640         30.7%
     Missouri Operations (a)                17,341           9,780         77.3%             34,407         17,736         94.0%
     Other (a)                              (5,351)         (5,390)         0.7%            (12,014)       (10,048)       (19.6%)

Operating margin - total                     22.5%           17.7%                            22.7%          16.6%
     Nevada Operations (a)                   28.3%           25.2%                            29.1%          24.1%
     Missouri Operations (a)                 21.7%           12.7%                            21.2%          11.4%

Cash flows from:
     Operating activities                  $33,812         $58,360       (42.1%)            $79,739        $96,000       (16.9%)

EBITDA (b) - total                         $71,286         $59,631         19.5%           $145,646       $113,344         28.5%
     Nevada Operations (a)                  53,222          47,171         12.8%            111,175         89,184         24.7%
     Missouri Operations (a)                22,628          17,189         31.6%             44,864         32,872         36.5%
     Other (a)                              (4,564)         (4,729)         3.5%            (10,393)        (8,712)       (19.3%)

EBITDA, as adjusted for the
Sunset equipment lease (c) - total         $71,286         $61,590         15.7%           $145,646       $117,288         24.2%
     Nevada Operations (a)                  53,222          49,130          8.3%            111,175         93,128         19.4%

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.   RESULTS OF OPERATIONS

     CONSOLIDATED NET REVENUES

     The increase in consolidated net revenues for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 is due to increasing revenues at all of the Company's properties. Revenues at the Nevada Operations rose due to an increase in gaming revenues at each of the properties. The gaming revenue growth reflects the impact of the overall Las Vegas market. Net revenues at the Missouri Operations increased 4.0%, which is primarily attributed to a 6.0.% increase in gaming revenues at Station Casino Kansas City. Station Casino Kansas City's gaming revenue reflects the impact of growth of the overall market in Kansas City.

     The increase in consolidated net revenues for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is partially a result of the completed master-planned expansion at Texas Station, which was completed in February 1999, in addition to the introduction of the Boarding Pass player rewards program in April 1999, which makes it more convenient for customers to redeem points earned from gaming activity at any of the Nevada Operations.

     OPERATING INCOME/OPERATING MARGIN

     Consolidated operating income improved by $13.5 million in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999, with operating income at all of the Company's properties increasing with the exception of Texas Station. The increases at the Nevada Operations are attributed to the same factors affecting consolidated net revenues discussed above and due to a reduction in operating costs primarily in the food and beverage and general and administrative departments. The increases at the Missouri Operations are primarily due to significant improvement in operations at both Station Casino St. Charles and Station Casino Kansas City. Operating income at Station Casino St. Charles increased significantly due to a reconfiguration of the gaming operations which transferred all gaming activities from the riverboat to the barge. The new configuration is much more efficient from a cost perspective than the two facility layout.

     Consolidated operating margin improved in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999, due to the operating margin at the Missouri Operations improving 9.0 percentage points as a result of the elimination of costs associated with the riverboat and the Nevada Operations improving 3.1 percentage points.

     Consolidated operating income improved by $36.1 million in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, with operating income at all of the Company's properties increasing by at least 20%. In addition to the factors noted above, operating income at Station Casino St. Charles increased significantly due to a reduction of costs related to ongoing dredging requirements and costs related to low-water levels from $2.4 million in the prior year to $0.6 million in the current year.

     Consolidated operating margin improved in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, due to the operating margin at the Missouri Operations improving 9.8 percentage points as a result of the elimination of costs associated with the riverboat in St. Charles, as discussed above, and the Nevada Operations improving 5.0 percentage points.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table highlights the various sources of revenues and expenses for the Company as compared to the prior periods (dollars in thousands, unaudited):

                                        THREE MONTHS ENDED                         SIX MONTHS ENDED
                                             JUNE 30,                                   JUNE 30,
                                      ------------------------    PERCENT      ------------------------    PERCENT
                                         2000         1999        CHANGE         2000         1999         CHANGE
                                      -----------  -----------  ----------     -----------  -----------  ----------
Casino revenues                         $199,016     $190,724        4.3%        $407,926     $376,848        8.2%
Casino expenses                           92,399       87,715        5.3%         185,517      176,803        4.9%
          MARGIN                           53.6%        54.0%                       54.5%        53.1%

Food and beverage revenues               $34,804      $35,305       (1.4%)        $70,052      $71,426       (1.9%)
Food and beverage expenses                20,777       22,655       (8.3%)         41,802       45,074       (7.3%)
          MARGIN                           40.3%        35.8%                       40.3%        36.9%

Room revenues                            $11,474      $10,399       10.3%         $23,139      $21,143        9.4%
Room expenses                              4,076        4,012        1.6%           7,990        7,867        1.6%
          MARGIN                           64.5%        61.4%                       65.5%        62.8%

Other revenues                           $16,187      $15,687        3.2%         $32,302      $30,087        7.4%

Selling, general and administrative      $40,512      $47,896      (15.4%)        $86,342      $96,939      (10.9%)
          PERCENT OF NET REVENUES          16.6%        20.3%                       17.3%        20.8%

Corporate expense                        $ 6,275      $ 5,644       11.2%         $14,186      $10,469       35.5%
          PERCENT OF NET REVENUES           2.6%         2.4%                        2.8%         2.2%

     CASINO. Casino revenues increased for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 as a result of the same factors affecting consolidated net revenues discussed above. The casino profit margin remained consistent for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 despite an increase in slot marketing expenses at Boulder Station and Texas Station.

     Casino revenues increased for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 as a result of the same factors affecting consolidated net revenues discussed above. The casino profit margin increased to 54.5% in the six months ended June 30, 2000 from 53.1% in the six months ended June 30, 1999.

     FOOD AND BEVERAGE. Food and beverage revenues for the three months ended June 30, 2000 decreased 1.4% as compared to food and beverage revenues for the three months ended June 30, 1999. Food and beverage revenues for the three months ended June 30, 2000, at the Nevada Operations remained consistent with prior year while the Missouri Operations experienced a 9% decrease primarily due to an overall reduction of complimentaries at Station Casino St. Charles.

     Food and beverage net profit margins increased to 40.3% for the three months ended June 30, 2000 from 35.8% in the three months ended June 30, 1999. This increase in margin is due to improvement at the Nevada Operations, primarily as a result of continued focus on cost control, purchasing efficiencies, as well as selected menu price increases. The increase in margin at the Nevada Operations was offset by a decrease at Station Casino St. Charles.

     Food and beverage revenues for the six months ended June 30, 2000 decreased 1.9% as compared to food and beverage revenues for the six months ended June 30, 1999. At the Nevada Operations, food and beverage revenues remained consistent with prior year while the Missouri Operations experienced a 10.2% decrease primarily due to a decrease in food covers at both properties and to the construction disruption caused by the casino reconfiguration at Station Casino St. Charles.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     ROOM. Room revenues for the three months ended June 30, 2000 increased 10.3% over room revenues for the three months ended June 30, 1999. The increase in room revenues is primarily due to the average daily room rates at Palace Station and Wild Wild West increasing 16.7% and 19.4%, respectively over prior year and smaller increases at the other Nevada properties. At Palace Station the room rates for all market segments were increased. The increase at the Nevada properties was partially offset by a decrease in the average daily room rate at Station Casino Kansas City to $108 in the three months ended June 30, 2000 from $110 in the three months ended June 30, 1999 due to new lower rate competition that entered the market during 1999. The Company-wide average daily room rate increased to $57 in the three months ended June 30, 2000 as compared to $53 in the three months ended June 30, 1999.

     The Company-wide room occupancy increased to 91% in the three months ended June 30, 2000 as compared to 90% in the three months ended June 30, 1999 primarily due to Station Casino Kansas City.

     Room revenues for the six months ended June 30, 2000 increased 9.4% over room revenues for the six months ended June 30, 1999. The increase in room revenues is primarily due to the average daily room rates at Palace Station and Wild Wild West increasing 18.6% and 18.8%, respectively over prior year and smaller increases at the other Nevada properties. At Palace Station the room rates for all market segments were increased. The increase at the Nevada properties was offset by a decrease in the average daily room rate at Station Casino Kansas City to $105 in the six months ended June 30, 2000 from $110 in the six months ended June 30, 1999 due to new lower rate competition that entered the market during 1999.

     The Company-wide room occupancy decreased to 89% in the six months ended June 30, 2000 as compared to 90% in the six months ended June 30, 1999 due to the Company increasing room rates at the Nevada properties.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). As a percent of net revenues, SG&A decreased to 16.6% in the three months ended June 30, 2000, as compared to 20.3% for the three months ended June 30, 1999. This decrease is due primarily to the continuing operating efficiencies at Sunset Station and Station Casino Kansas City. In the Company's experience, when a new property opens, SG&A as a percent of net revenues is higher than normal, and reduces as the property's operations mature. Also, due to the fixed cost nature of some of these expenses, they decrease on a percentage basis as the Company continues to increase revenue.

     As a percent of net revenues, SG&A decreased to 17.3% in the six months ended June 30, 2000 as compared to 20.8% in the six months ended June 30, 1999. In addition to the factors noted above, as a percent of revenues, SG&A at Station Casino St. Charles decreased significantly due to the reduction of costs related to ongoing dredging requirements and costs related to low-water levels from $2.4 million in the prior year to $0.6 million in the current year.

     CORPORATE EXPENSE. Corporate expense as a percent of net revenues increased to 2.6% in the three months ended June 30, 2000 as compared to 2.4% in the three months ended June 30, 1999 and to 2.8% in the six months ended June 30, 2000 as compared to 2.2% in the six months ended June 30, 1999. The Company has increased its corporate infrastructure and spending on Information Technology and Human Resources as it continues to lay the foundation for future growth.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 10.3% in the three months ended June 30, 2000 to $16.2 million as compared to $18.1 million in the three months ended June 30, 1999. Depreciation and amortization decreased 10.4% in the six months ended June 30, 2000 to $32.3 million as compared to $36.0 million in the six months ended June 30, 1999. This decrease is primarily due to the write down of assets at Station Casino St. Charles in the fourth quarter of 1999 and a portion of the original equipment at Boulder Station and Station Casino Kansas City became fully

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

depreciated in fiscal 1999 and January 2000, respectively. This decrease was offset by an increase at Sunset Station due to the purchase of various equipment leases in October 1999.

     INTEREST EXPENSE. Interest costs incurred (expensed and capitalized) increased 7.6% to $22.7 million for the three months ended June 30, 2000, from $21.1 million in the prior year. Interest costs incurred (expensed and capitalized) increased 5.6% to $45.4 million for the six months ended June 30, 2000, from $43.0 million in the prior year. This increase is due to an increase of $40.4 million in total long-term debt from the prior year.

     OTHER. During the three months ended March 31, 1999, the Company recorded an extraordinary charge of $10.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the 9 5/8% senior subordinated notes, which were repaid on January 4, 1999.

     In April, 1999, the Company received a $15.0 million settlement payment from Crescent Real Estate Equities, Inc., which is included in the "Merger settlement, net of related legal costs " line in the accompanying condensed consolidated statements of operations.

3.   LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2000, the Company generated cash flows from operating activities of $79.7 million. At June 30, 2000, the Company had total available borrowings of $579.8 million under the Amended Bank Facility, of which $377.0 million was directly outstanding and $4.8 million was reserved for the potential payment of an outstanding letter of credit. Total available borrowings will reduce each quarter in accordance with the terms of the Amended Bank Facility (see "Description of Certain Indebtedness and Capital Stock-Amended Bank Facility "). The Company also had $57.1 million in cash and cash equivalents.

     During the six months ended June 30, 2000, total capital expenditures were approximately $31.5 million, of which approximately (i) $8.0 million was associated with the expansion project at Texas Station, (ii) $3.0 million was associated with the reconfiguration of the Station Casino St. Charles facility to a more efficient layout, (iii) $2.9 million was associated with the hotel room remodels at Palace Station and Boulder Station, and (iv) $17.6 million was associated with maintenance capital expenditures and various other projects.

     The Company's primary capital requirements during the remainder of 2000 are expected to include (i) purchase and costs of capital improvements of Santa Fe Hotel & Casino expected to cost approximately $215 to $220 million in the aggregate, (ii) the remaining costs of the expansion project at Texas Station, estimated to cost approximately $63 million, (iii) equity contributions to the proposed Green Valley Ranch project expected to be approximately $40 million, (iv) strategic land purchases throughout the Las Vegas area, (v) opportunistic repurchases of the Company's common stock, (vi) maintenance capital expenditures, and (vii) principal and interest payments on indebtedness.

     The Company believes that cash flows from operations, borrowings under the Amended Bank Facility (see Note 2), vendor and lease financing of equipment, and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during the remainder of 2000 and 2001. The Company, however, continually is evaluating its financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to the Company, the Company may amend its financing plans assuming such financing would be permitted under its existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS AND FUTURE DEVELOPMENT

     FIESTA CASINO HOTEL


     On July 20, 2000, the Company announced that it had entered into an asset purchase agreement with Fiesta Hotel Corporation ( "Fiesta "), a subsidiary of Joe G. Maloof & Company, Inc. ( "Maloof ") for the purchase of substantially all of the assets of the Fiesta Casino Hotel for a purchase price of $185.0 million, which includes a non-compete agreement with Maloof, Fiesta, and certain members of the Maloof family. The non-compete agreement extends for a 25-mile radius from the Fiesta and excludes the property owned by Maloof on Flamingo Road and Arville Street in Las Vegas, the Las Vegas Strip and downtown Las Vegas. The Fiesta Casino Hotel is located at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas, near Texas Station. Situated on 25 acres, the Fiesta currently offers approximately 70,000 square feet of casino space featuring 1,900 gaming devices and 30 table games, 100 guest rooms, four full-service restaurants, a buffet, several fast-food outlets, bingo, and a race and sports book. Upon completion of the transaction, the property will retain the Fiesta name and theme. The acquisition is subject to the satisfaction of numerous conditions, including the receipt of all necessary gaming and non-gaming regulatory approvals and is expected to close by January 31, 2001.

     SANTA FE HOTEL & CASINO

     On June 12, 2000, the Company entered into an asset purchase agreement with Santa Fe Gaming Corporation and Santa Fe Hotel, Inc. for the purchase of substantially all of the assets of the Santa Fe Hotel & Casino (the "Santa Fe ") and an option to acquire an adjacent 21-acre parcel of real property for an aggregate purchase price of $205.0 million. The Santa Fe is located at the intersection of Interstate 95 and Rancho Road, approximately five miles northwest of Texas Station. Situated on 38 acres, the Santa Fe currently offers approximately 85,000 square feet of casino space featuring 1,675 gaming devices and 27 table games, 200 guest rooms, four full-service restaurants, a buffet, several fast-food outlets, a 60-lane bowling center, a regulation-sized ice skating arena, and 10,000 square feet of meeting and banquet facilities. Upon completion of the transaction, the property will be renamed "Santa Fe Station. "

     In connection with the execution of the asset purchase agreement, the Company agreed to make a $36.0 million secured loan to Pioneer Hotel, Inc. ("PHI"), a subsidiary of Santa Fe Gaming Corporation that is the owner and operator of the Pioneer Hotel & Gambling Hall in Laughlin, Nevada. The amount loaned to PHI will be credited against the purchase price of the Santa Fe. This loan was funded on August 11, 2000. All amounts outstanding under the loan to PHI will become due and payable on the earliest of the consummation of the purchase of the assets of the Santa Fe, the date on which any indebtedness of Santa Fe Hotel, Inc. or Santa Fe Gaming Corporation in excess of $5 million is refinanced or September 28, 2001. The acquisition is subject to the satisfaction of numerous conditions, including the receipt of all necessary gaming and non-gaming regulatory approvals and is expected to close in the fourth quarter of 2000.

     GREEN VALLEY PROJECT

     A 50/50 joint venture between the Company and GCR Gaming, LLC has commenced construction of a new resort/casino in Henderson, Nevada. Construction is expected to be completed in the fourth quarter of 2001. The estimated construction cost of this project is approximately $300 million. The project is expected to be funded with total equity contributions from the partners of approximately $80 million and third party financing for the remainder. If third party financing cannot be obtained or is insufficient to fund the construction costs, the Company and GCR Gaming, LLC would be obligated to contribute amounts necessary to finance the construction and opening of the project.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     UNITED AUBURN INDIAN COMMUNITY

     On October 12, 1999, the Company announced that it has entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC "). Subject to the receipt of certain governmental approvals, as well as voter approval of a proposed amendment to the California constitution, the Company and the UAIC intend to develop a gaming and entertainment facility on 49 acres, approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. Voter approval of the proposed amendment to the California constitution was received in March 2000, however, there can be no assurances when or if the necessary government approvals will be received. The scope and the timing of this project have yet to be determined.

     LAND HELD FOR DEVELOPMENT

     The Company has leased, purchased or has options to purchase an additional 185 acres of land for development of three additional gaming sites in the Las Vegas Valley. The Rhodes Ranch site consists of two parcels totaling 83 acres, located at the intersection of Durango Road and the Southern Beltway/I-215 located in the southwest quadrant of Las Vegas. The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas. The Company is leasing (with an option to purchase) 34 acres of the site and has entered into an option to purchase the adjacent 34-acre parcel. The Company paid $30.2 million for the land mentioned above and will make combined lease and option payments of $1.6 million per year. The Company has no immediate plans to develop these sites.

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

SALE OF MISSOURI PROPERTIES

     On July 20, 2000, the Company also announced that it has entered into a definitive agreement to sell its Missouri properties, Station Casino St. Charles and Station Casino Kansas City, to a management group led by John Finamore, president of the Company's Midwest operations and William W. Warner, the Company's vice president of finance. The purchase price for the Missouri assets is $475 million. This transaction is subject to certain customary contingencies, including the purchaser's receipt of regulatory approvals and financing and is expected to close by January 31, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF CERTAIN INDEBTEDNESS AND CAPITAL STOCK

     AMENDED BANK FACILITY

     In August 1999, the Company amended its existing bank credit facility (the "Revolving Facility ") and entered into a new secured term loan facility (the "Term Loan ") (collectively, "the Amended Bank Facility "). The Amended Bank
Facility is secured by substantially all of the assets of Palace Station, Boulder Station, Texas Station, Sunset Station, Station Casino St. Charles and Station Casino Kansas City (the "Borrowers "). The proceeds from the Term Loan were used to repay the Company's existing $75.0 million secured term loan facility and to reduce outstanding borrowings under the Company's Revolving Facility. The Company recorded an extraordinary charge of $0.3 million (net of applicable tax benefit) to reflect the write-off of the unamortized loan costs on the refinanced $75.0 million secured term loan facility. See discussion below regarding the termination of the Term Loan.

     In March 2000, the Company exercised its right to increase the Revolving Facility by $50.0 million. The Revolving Facility provides for borrowings up to an aggregate principal amount of $380.8 million at June 30, 2000. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $14.0 million on each of March 31, 2001 and June 30, 2001; by $17.5 million on each fiscal quarter end until and including September 30, 2002; by $30.6 million on each fiscal quarter end until and including June 30, 2003; and by $173.4 million on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of June 30, 2000, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.50%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of June 30, 2000, the fee for the unfunded portion of the Revolving Facility was 35 basis points.

     The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of
1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of June 30, 2000, the Borrowers combined funded debt to Adjusted EBITDA ratio was 1.38 to
1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended June 30, 2000 was 2.84 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of June 30, 2000, Palace Station's tangible net worth exceeded the requirement by approximately $9.8 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

     In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 4.75 to 1.00 on June 30, 2000 and reducing quarterly to 4.00 to 1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of June 30, 2000, the Company's consolidated funded debt to Adjusted EBITDA ratio was 3.46 to 1.00. The Company has pledged the stock of all of its subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval (which is expected to be obtained).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SENIOR SUBORDINATED NOTES

     The Company had $542.6 million, net of unamortized discount of $5.3 million, of senior subordinated notes outstanding as of June 30, 2000, $198.0 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year, $150.0 million of these notes bear interest, payable semi-annually, at a rate of 9 3/4% per year and $199.9 million of these notes bear interest, payable semi-annually, at a rate of 8 7/8% per year (collectively the "Notes "). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants which limit the Company and its subsidiaries ' ability to incur additional debt and to pay dividends. At June 30, 2000, the Company's Consolidated Coverage Ratio (as defined) was 1.66 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to
1.00. As a result, the covenant limits the Company's ability to incur additional indebtedness for borrowings under the Amended Bank Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restrict the Company's ability to pay dividends on its capital stock. On August 10, 2000, the Company completed a consent solicitation with the holders of the Notes to exclude the write down of assets at Station Casino St. Charles in December 1999 from the definition of consolidated net income. As a result of the consent, the Consolidated Coverage Ratio would have been 3.00 to 1.00 as of June 30, 2000 on a pro forma basis. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

     In July 2000, the Company completed an offering of $375.0 million of senior subordinated notes due in July 2010, that have equal priority with the other senior subordinated notes. The $375.0 million senior subordinated notes have a coupon rate of 9 7/8% and were priced to yield 9.94% to maturity. The discount on the $375.0 million senior subordinated notes will be recorded as a reduction to long-term debt. Proceeds from the sale of the $375.0 million senior subordinated notes were used to repay all amounts outstanding under our Term Loan Agreement dated August 25, 1999 and terminate the Term Loan Agreement. The remaining proceeds were used to reduce amounts outstanding under our Revolving Facility.

     COMMON STOCK

     On May 23, 2000, the Company announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for any fractional shares. All share data has been adjusted retroactively in the accompanying condensed consolidated financial statements for the 3-for-2 stock split.

     Adjusted for the stock split, the Company is authorized to issue up to 135,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 63,756,743 shares of which were issued and 3,268,110 shares were held in treasury as of June 30, 2000. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RIGHTS PLAN

     On October 6, 1997, the Company declared a dividend of one preferred share purchase right (a "Right ") for each outstanding share of Common Stock. The dividend was paid on October 21, 1997. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share ("Preferred Shares") of the Company at a price of $40.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable until the earlier of 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Stock
( "Acquiring Person ") or 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Stock.

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

     PREFERRED STOCK

     The Company is authorized to issue up to 5,000,000 shares of its preferred stock, $0.01 par value per share (the "Preferred Stock "). As of June 14, 1999, adjusted for the stock split, the Company redeemed all 2,070,000 shares of its $3.50 Convertible Preferred Stock in exchange for 10,112,448 shares of the Company's Common Stock. The Board of Directors, without further action by the holders of Common Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

     TREASURY STOCK

     Adjusted for the stock split, the Company is authorized to repurchase up to approximately 9.5 million shares of its Common Stock. As of June 30, 2000, the Company had purchased 3.3 million shares at a cost of $37.9 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     PUT OPTIONS

     During the quarter ended March 31, 2000, the Company sold put options, adjusted for the stock split, on 2.2 million shares of its Common Stock. On April 27, 2000, options on 1.1 million shares expired unexercised. The Company has the option to settle in cash or shares of Common Stock. The proceeds from the sale of the put options of $2.3 million have been recorded in additional paid-in capital. As of June 30, 2000, the Company's potential obligation of $13.5 million to buy back the remaining 1.1 million shares of its Common Stock has been charged to additional paid-in capital and reflected as temporary equity on the condensed consolidated balance sheet. On July 27, 2000, the remaining options on 1.1 million shares were rolled into another put option for 1.1 million shares for which the Company received $1.5 million. This put option was terminated on August 4, 2000 at a cost of $1.8 million.

FORWARD-LOOKING STATEMENTS

     When used in this report and elsewhere by management from time to time, the words "believes ", "anticipates ", and "expects " and similar expressions are intended to identify forward-looking statements with respect to the financial condition, results of operations and the business of the Company and its subsidiaries including the expansion, development and acquisition projects, legal proceedings and employee matters of the Company and its subsidiaries. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting the Company's ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. Further information on potential factors which could affect the financial condition, results of operations and business of the Company and its subsidiaries including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters of the Company and its subsidiaries are included in the filings of the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Part II -         OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - No developments with respect to previously reported legal proceedings.

ITEM 2. CHANGES IN SECURITIES - None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 23, 2000. At the meeting R. Hal Dean and Lowell H. Lebermann, Jr. were re-elected to the Board of Directors to serve for a term of three years until the 2003 Annual Meeting of Stockholders. The result of the stockholder vote for each nominee was as follows:

                                                   In Favor                  Withheld
                                                   --------                  --------

               R. Hal Dean                         35,683,638                548,902
               Lowell H. Lebermann, Jr.            35,686,049                546,491

In addition to the directors elected above, the following directors continued in office as follows: Frank J. Fertitta, III, Glenn C. Christenson, Blake L. Sartini, Lorenzo J. Fertitta, Richard J. Heckmann and Delise F. Sartini.

The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the 2000 fiscal year with 36,021,209 shares in favor, 17,919 shares opposed and 193,412 shares abstained.

The stockholders also approved the Company's Senior Executive Annual Bonus Plan with 32,139,776 shares in favor, 966,462 shares opposed, 212,476 shares abstained and 2,913,826 shares not voted.

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits -

     Exhibit
     Number

2.1 Purchase agreement with Santa Fe Gaming Corp. and Santa Fe Hotel, Inc. dated June 12, 2000.

4.1 Amendment No. 3 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of June 2, 2000.

4.2 Amendment No. 4 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of June 28, 2000.

27   Financial Data Schedule

(b)  Reports on Form 8-K -

On June 19, 2000, the Company filed a current report on Form 8-K dated June 12, 2000. The Company reported under Item 5 that it had entered into an asset purchase agreement with Santa Fe Gaming Corp. and Santa Fe Hotel, Inc. for the purchase of substantially all of the assets of the Santa Fe Hotel & Casino and an option to acquire an adjacent 21-acre parcel of real property for an aggregate purchase price of $205 million. In connection with the execution of the asset purchase agreement, the Company has agreed to make a $36 million secured loan to Pioneer Hotel Inc., a subsidiary of Santa Fe Gaming Corp. which is the owner and operator of the Pioneer Hotel & Gambling Hall in Laughlin, Nevada, subject to receipt of certain consents and approvals, including bankruptcy court approval. The acquisition is subject to the satisfaction of certain conditions, including receipt of necessary approvals of the Nevada Gaming Commission.

On June 29, 2000, the Company filed a current report on Form 8-K dated June 28, 2000. The Company reported under Item 5 that the Missouri Gaming Commission will hold a public fact finding hearing on August 30, 2000 in Kansas City, Missouri. At the August hearing, the Gaming Commission is expected to take testimony relating to certain bonus payments the Company made between 1994 and 1996 to Michael Lazaroff, an outside attorney who worked on certain legal matters for the Company in Missouri.

On July 6, 2000, the Company filed a current report on Form 8-K dated June 29, 2000. The Company reported under Item 5 the sale of $375 million of 9 7/8% senior subordinated notes due July 2010 which were priced to yield 9.9375%. Proceeds from the sale of the notes will be used to repay amounts outstanding under the Company's revolving credit facility and term loan.

On July 21, 2000, the Company filed a current report on Form 8-K dated July 19, 2000. The Company reported under Item 5 the results of its operations for the second quarter of 2000, the acquisition of the Fiesta Casino Hotel in North Las Vegas, Nevada for $185 million, the sale of the Missouri assets for $475 million and that it has commenced the solicitation of consents from holders of record as of July 19, 2000 of the Company's 8 7/8% senior subordinated notes due 2008, 9 3/4% senior subordinated notes due 2007 and 10 1/8% senior subordinated notes due 2006.

                                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Station Casinos, Inc.,
                                                 Registrant



DATE:  August 14, 2000                           /s/ Glenn C. Christenson
                                                 ------------------------
                                                 Glenn C. Christenson,
                                                 Executive Vice President,
                                                 Chief Financial Officer, and
                                                 Chief Administrative Officer
                                                 (Principal Accounting Officer)