Form 10-Q
period 2000-09-30
STATION CASINOS INC
filed 2000-11-14
CIK 898660

                             [STATION CASINOS LOGO]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                 OUTSTANDING AT OCTOBER 31, 2000
----------------------------                    -------------------------------
Common stock, $.01 par value                               60,183,357

                              STATION CASINOS, INC.
                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited) -
                  September 30, 2000 and December 31, 1999                             3

                  Condensed Consolidated Statements of Operations (unaudited) -
                  Three and nine months ended September 30, 2000 and 1999              4

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                  Nine months ended September 30, 2000 and 1999                        5

                  Notes to Condensed Consolidated Financial Statements (unaudited)     6


Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                   13


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                       26

Item 2.       Changes in Securities                                                   26

Item 3.       Defaults Upon Senior Securities                                         26

Item 4.       Submission of Matters to a Vote of Security Holders                     26

Item 5.       Other Information                                                       26

Item 6.       Exhibits and Reports on Form 8-K                                        26

Signature                                                                             27

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              STATION CASINOS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                                            2000                  1999
                                                                                     --------------------  --------------------
                                         ASSETS
Current assets:
      Cash and cash equivalents.....................................................         $    63,345           $    73,072
      Accounts receivable, net......................................................              10,981                11,769
      Notes receivable..............................................................              36,155                   577
      Inventories ..................................................................               5,217                 6,013
      Prepaid gaming taxes..........................................................              11,809                10,035
      Prepaid expenses..............................................................               9,981                 8,219
      Deferred income tax...........................................................              10,140                10,519
                                                                                     --------------------  --------------------
          Total current assets......................................................             147,628               120,204

Property and equipment, net.........................................................           1,067,147             1,025,753
Land held for development...........................................................              55,684                18,839
Deferred income tax, net............................................................               2,692                21,823
Other assets, net...................................................................             104,055                89,654
                                                                                     --------------------  --------------------
          Total assets..............................................................         $ 1,377,206           $ 1,276,273
                                                                                     ====================  ====================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt.............................................         $    10,057           $     8,647
      Accounts payable..............................................................              14,413                11,998
      Accrued payroll and related...................................................              22,977                25,065
      Construction contracts payable................................................               5,670                   750
      Accrued interest payable......................................................              23,130                12,341
      Accrued progressives..........................................................               9,318                 8,877
      Accrued expenses and other current liabilities................................              50,684                50,011
                                                                                     --------------------  --------------------
          Total current liabilities.................................................             136,249               117,689

Long-term debt, less current portion................................................             978,404               933,833
Other long-term liabilities, net....................................................              11,414                 7,950
                                                                                     --------------------  --------------------
          Total liabilities.........................................................           1,126,067             1,059,472
                                                                                     --------------------  --------------------

Commitments and contingencies

Stockholders' equity:
      Common stock, par value $.01; authorized 135,000,000 shares;
         63,771,365 and 63,683,999 shares issued....................................                 425                   424
      Treasury stock, 3,544,608 and 1,167,494 shares, at cost.......................             (41,685)              (11,862)
      Additional paid-in capital....................................................             286,531               282,294
      Deferred compensation - restricted stock......................................              (6,855)               (7,432)
      Retained earnings (accumulated deficit).......................................              12,723               (45,907)
      Accumulated other comprehensive income........................................                   -                  (716)
                                                                                     --------------------  --------------------
          Total stockholders' equity................................................             251,139               216,801
                                                                                     --------------------  --------------------
          Total liabilities and stockholders' equity................................         $ 1,377,206           $ 1,276,273
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

                              STATION CASINOS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                        2000             1999             2000            1999
                                                                   --------------  ---------------  ---------------  ---------------
Operating revenues:
      Casino....................................................       $ 204,070        $ 193,261        $ 611,996        $ 570,109
      Food and beverage.........................................          33,777           35,213          103,829          106,639
      Room......................................................          10,816           10,374           33,955           31,517
      Other.....................................................          17,355           15,884           49,657           45,971
                                                                   --------------  ---------------  ---------------  ---------------
           Gross revenues.......................................         266,018          254,732          799,437          754,236
      Promotional allowances....................................         (16,956)         (17,201)         (51,204)         (51,403)
                                                                   --------------  ---------------  ---------------  ---------------
           Net revenues.........................................         249,062          237,531          748,233          702,833
                                                                   --------------  ---------------  ---------------  ---------------
Operating costs and expenses:
      Casino....................................................          95,320           90,356          280,837          267,159
      Food and beverage.........................................          20,679           22,175           62,481           67,249
      Room......................................................           4,112            3,943           12,102           11,810
      Other.....................................................           9,439            7,713           27,127           22,519
      Selling, general and administrative.......................          44,770           48,044          131,112          144,983
      Corporate expense.........................................           6,182            5,598           20,190           16,067
      Depreciation and amortization.............................          16,029           17,467           48,295           53,483
      Restructuring charges.....................................           1,729                -            1,729                -
      Missouri / Nevada investigations and fines................           2,517                -            2,695                -
      Preopening expenses.......................................             984                -              984                -
                                                                   --------------  ---------------  ---------------  ---------------
                                                                         201,761          195,296          587,552          583,270
                                                                   --------------  ---------------  ---------------  ---------------
Operating income................................................          47,301           42,235          160,681          119,563
                                                                   --------------  ---------------  ---------------  ---------------
Other income (expense):
      Interest expense, net.....................................         (23,193)         (20,642)         (67,919)         (63,027)
      Merger settlement, net of related legal costs.............               -                -                -           12,824
      Other.....................................................             736             (617)             173             (862)
                                                                   --------------  ---------------  ---------------  ---------------
                                                                         (22,457)         (21,259)         (67,746)         (51,065)
                                                                   --------------  ---------------  ---------------  ---------------
Income before income taxes and extraordinary item...............          24,844           20,976           92,935           68,498
Income tax provision............................................          (8,892)          (7,530)         (33,922)         (25,344)
                                                                   --------------  ---------------  ---------------  ---------------
Income before extraordinary item................................          15,952           13,446           59,013           43,154

Extraordinary item - loss on early retirement of debt, net of
      applicable income tax benefit.............................            (383)            (303)            (383)         (10,653)
                                                                   --------------  ---------------  ---------------  ---------------
Net income......................................................          15,569           13,143           58,630           32,501
Preferred stock dividends.......................................               -                -                -           (1,811)
                                                                   --------------  ---------------  ---------------  ---------------
Net income applicable to common stock...........................       $  15,569        $  13,143        $  58,630        $  30,690
                                                                   ==============  ===============  ===============  ===============
Basic and diluted earnings per common share:
      Earnings applicable to common stock, before
      extraordinary item:
          Basic.................................................       $    0.26        $    0.21        $    0.97        $    0.72
          Diluted...............................................       $    0.25        $    0.21        $    0.93        $    0.67
      Earnings applicable to common stock:
          Basic.................................................       $    0.26        $    0.21        $    0.97        $    0.54
          Diluted...............................................       $    0.25        $    0.20        $    0.93        $    0.50

Weighted average common shares outstanding:
          Basic.................................................          60,281           63,161           60,603           57,308
          Diluted...............................................          62,889           65,555           63,384           64,703

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                              STATION CASINOS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                                                                         NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                                       2000             1999
                                                                                                  ---------------  ---------------
Cash flows from operating activities:
Net income.............................................................................               $   58,630        $  32,501
                                                                                                  ---------------  ---------------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..........................................................                 48,295           53,483
  Amortization of debt discount and issuance costs.......................................                  2,118            2,059
  Loss on early retirement of debt.......................................................                    590           16,389
  Changes in assets and liabilities:
    (Increase) decrease in accounts and notes receivable, net............................                (34,790)           7,277
    Increase in inventories and prepaid expenses.........................................                 (3,104)          (3,579)
    Decrease in deferred income tax......................................................                 19,510            6,161
    Increase (decrease) in accounts payable..............................................                  2,415           (8,543)
    Increase in accrued expenses and other liabilities...................................                  9,815           28,484
Other, net.............................................................................                   (2,351)          (1,851)
                                                                                                  ---------------  ---------------
          Total adjustments............................................................                   42,498           99,880
                                                                                                  ---------------  ---------------
          Net cash provided by operating activities....................................                  101,128          132,381
                                                                                                  ---------------  ---------------

Cash flows from investing activities:
  Capital expenditures...................................................................                (83,735)         (38,767)
  Proceeds from sale of property and equipment...........................................                 14,371            3,474
  Land held for development..............................................................                (36,450)             (55)
  Increase (decrease) in construction contracts payable..................................                  4,920           (9,610)
  Investment in joint ventures...........................................................                (18,966)          (2,611)
  Other, net.............................................................................                 (2,223)          (4,999)
                                                                                                  ---------------  ---------------
          Net cash used in investing activities........................................                 (122,083)         (52,568)
                                                                                                  ---------------  ---------------

Cash flows from financing activities:
  Payments under bank facility, net......................................................               (320,300)         (70,000)
  Principal payments on notes payable....................................................                 (7,685)         (13,909)
  Proceeds from the issuance of senior subordinated notes................................                373,522                -
  Defeasance of 9 5/8% senior subordinated notes.........................................                      -         (201,670)
  Purchase of treasury stock.............................................................                (29,823)               -
  Sale of put options....................................................................                  2,084                -
  Dividends paid on preferred stock......................................................                      -           (1,811)
  Exercise of stock options..............................................................                    600              732
  Other, net.............................................................................                 (7,170)            (843)
                                                                                                  ---------------  ---------------
          Net cash provided by (used in) financing activities..........................                   11,228         (287,501)
                                                                                                  ---------------  ---------------

Cash and cash equivalents:
  Decrease in cash and cash equivalents..................................................                 (9,727)        (207,688)
  Balance, beginning of period...........................................................                 73,072          261,423
                                                                                                  ---------------  ---------------
  Balance, end of period.................................................................             $   63,345        $  53,735
                                                                                                  ===============  ===============

Supplemental cash flow disclosures:
  Cash paid for interest, net of amounts capitalized.....................................             $   55,631        $  61,368
  Cash paid for income taxes.............................................................             $   14,150        $  13,202
  Property and equipment purchase financed by debt.......................................             $        -        $      35
  Preferred stock converted to common stock and additional paid-in capital...............             $        -        $ 100,131
  Market valuation adjustment for asset held for sale....................................             $        -        $     929

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                             STATION CASINOS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

         Station Casinos, Inc. (the "Company"), a Nevada Corporation, is an established multi-jurisdictional gaming and entertainment enterprise that currently owns and operates five major hotel/casino properties and two smaller casino properties in Las Vegas, Nevada, and gaming and entertainment complexes in St. Charles and Kansas City, Missouri. The Company also owns and provides slot route management services in southern Nevada. On October 2, 2000, the Company consummated the purchase of substantially all of the assets of the Santa Fe Hotel & Casino and renamed the property Santa Fe Station.

         The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), Texas Station, Inc. ("Texas Station"), Sunset Station, Inc. ("Sunset Station"), Santa Fe Station, Inc. ("Santa Fe Station"), St. Charles Riverfront Station, Inc. ("Station Casino St. Charles"), Kansas City Station Corporation ("Station Casino Kansas City"), Southwest Gaming Services, Inc. ("SGSI"), and Tropicana Station, Inc., the operator of the Wild Wild West Gambling Hall & Hotel ("Wild Wild West"). The Company also owns a 50% interest in Town Center Amusements, Inc., d.b.a. Barley's Casino & Brewing Company ("Barley's"). All significant intercompany accounts and transactions have been eliminated.

         The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         Certain amounts in the three and nine months ended September 30, 1999 condensed consolidated financial statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

                             STATION CASINOS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.       LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

                                                                                    September 30,      December 31,
                                                                                        2000               1999
                                                                                    -------------      ------------
Amended and restated reducing revolving credit facility, $380.8 million limit at
    September 30, 2000, due September 30, 2003, interest at a margin above the bank's prime rate or the Eurodollar Rate (8.53%
    at September 30, 2000)......................................................   $     57,000      $     177,300
Secured term loan facility......................................................              -            200,000
9 7/8% senior subordinated notes, interest payable semi-annually, principal due
    July 1, 2010, net of unamortized discount of $1.5
    million at September 30, 2000...............................................        373,543                  -
8 7/8% senior subordinated notes, interest payable semi-annually,
    principal due December 1, 2008..............................................        199,900            199,900
9 3/4% senior subordinated notes, interest payable semi-annually, principal due April 15, 2007, net of unamortized discount of $4.3
    million at September 30, 2000...............................................        145,662            145,326
10 1/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2006, net of unamortized discount of $0.8
    million at September 30, 2000...............................................        197,174            197,087
Other long-term debt, collateralized by various assets, including slot machines, furniture and equipment, and land, monthly installments
    including interest ranging from 8.50% to 9.00% at September 30, 2000........         15,182             22,867
                                                                                   ------------      -------------
           Total long-term debt.................................................        988,461            942,480
Current portion of long-term debt...............................................        (10,057)           (8,647)
                                                                                   ------------      ------------
           Total long-term debt, less current portion...........................   $    978,404      $     933,833
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

         In March 2000, the Company exercised its right to increase the Revolving Facility by $50.0 million. The Revolving Facility provides for borrowings up to an aggregate principal amount of $380.8 million at September 30, 2000. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $14.0 million on each of March 31, 2001 and June 30, 2001; by $17.5 million on each fiscal quarter end until and including September 30, 2002; by $30.6 million on each fiscal quarter end until and including June 30, 2003; and by $173.4 million on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of September 30, 2000, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.50%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of September 30, 2000, the fee for the unfunded portion of the Revolving Facility was 35 basis points.

                             STATION CASINOS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         In August 2000, the Company received approval from its bank group to increase the Revolving Facility by up to $200 million in the form of either increased commitments under the revolver, a term loan or a bridge loan. In November 2000, the Company received commitments from its bank group on a $100 million bridge facility. There are currently no amounts outstanding under the bridge facility and any amounts drawn would be due in September 2001.

         The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of September 30, 2000, the Borrowers combined funded debt to Adjusted EBITDA ratio was 0.22 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended September 30, 2000 was 2.84 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of September 30, 2000, Palace Station's tangible net worth exceeded the requirement by approximately $10.0 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

         In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 4.60 to 1.00 on September 30, 2000 and reducing quarterly to 4.00 to 1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of September 30, 2000, the Company's consolidated funded debt to Adjusted EBITDA ratio was 3.52 to 1.00. The Company has pledged the stock of all of its subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval.

         In July 2000, the Company completed an offering of $375.0 million of senior subordinated notes due in July 2010, that have equal priority with the other senior subordinated notes. The $375.0 million senior subordinated notes bear interest payable semi-annually at a rate of 9 7/8%. The discount on the $375.0 million senior subordinated notes was recorded as a reduction to long-term debt. Proceeds from the sale of the $375.0 million senior subordinated notes were used to repay all amounts outstanding under our Term Loan Agreement dated August 25, 1999 and terminate the Term Loan Agreement. The remaining proceeds were used to reduce amounts outstanding under our Revolving Facility. The Company recorded an extraordinary charge of $0.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized loan costs related to the termination of the Term Loan.

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

                             STATION CASINOS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.       EQUITY

         On May 23, 2000, the Company announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for any fractional shares. All share data has been adjusted retroactively in the accompanying condensed consolidated financial statements for the 3-for-2 stock split.

         Adjusted for the stock split, the Company is authorized to repurchase up to approximately 9.5 million shares of its Common Stock. As of September 30, 2000, the Company had purchased 3.5 million shares at a cost of $41.7 million.

         During the quarter ended March 31, 2000, the Company sold put options, adjusted for the stock split, on 2.2 million shares of its Common Stock. On April 27, 2000, options on 1.1 million shares expired unexercised. The Company had the option to settle in cash or shares of Common Stock. The proceeds from the sale of the put options of $2.3 million have been recorded in additional paid-in capital. On July 27, 2000, the remaining options on 1.1 million shares were rolled into another put option for 1.1 million shares for which the Company received $1.5 million. This put option was terminated on August 4, 2000 at a cost of $1.8 million.

         In July 2000, the Company entered into an equity forward contract that allows for shares of the Company's Common Stock to be purchased by a financial institution and held on the Company's behalf. This contract expires in January 2001 and can be settled in either net shares or cash. As of September 30, 2000, 3.2 million shares have been purchased under the contract for $44.8 million.

4.       ACQUISITIONS AND FUTURE DEVELOPMENT

         SANTA FE

         On October 2, 2000, the Company consummated the purchase of substantially all of the assets of the Santa Fe Hotel & Casino (the "Santa Fe") for an aggregate purchase price of $205.0 million. In connection with the purchase of the Santa Fe, the Company also acquired an option to purchase a 21-acre parcel of real estate that is adjacent to the Santa Fe. The Santa Fe is located at the intersection of Interstate 95 and Rancho Road, approximately five miles northwest of Texas Station.

         A $40 million renovation and expansion project is currently in progress to reintroduce the property as Santa Fe Station. Phase 1 of the initial renovation and expansion project will entail a complete renovation and refurbishment of the casino floor, all existing restaurants and other common areas. In addition, approximately 800 new slots will be added or exchanged, increasing the property's gaming capacity to approximately 2,000 machines. Portions of the casino, as well as the hotel, the bowling center and the ice rink will remain open during Phase 1, which is expected to be completed by November 20, 2000. Phase 2 of the initial renovation and expansion project will feature a 1,600-space parking garage, a new buffet and a new 24-hour cafe. Phase 2 is expected to commence in December 2000 and conclude in July 2001.

         In connection with the execution of the asset purchase agreement, the Company agreed to make a $36.0 million secured loan to Pioneer Hotel, Inc. ("PHI"), a subsidiary of Santa Fe Gaming Corporation that is the owner and operator of the Pioneer Hotel & Gambling Hall in Laughlin, Nevada. The amount loaned to PHI was credited against the purchase price of the Santa Fe. This loan was funded on August 11, 2000 and was repaid on October 2, 2000.

         FIESTA CASINO HOTEL

         On July 19, 2000, the Company entered into a definitive agreement to acquire the Fiesta Casino Hotel (the "Fiesta") from Fiesta Hotel Corporation, a subsidiary of Joe G. Maloof & Company, Inc. ("Maloof"). The purchase price of $185.0 million includes a non-compete agreement with Maloof, Fiesta

                             STATION CASINOS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Hotel Corporation, and certain members of the Maloof family. The non-compete agreement extends for a 25-mile radius from the Fiesta and excludes the property owned by Maloof on Flamingo Road and Arville Street in Las Vegas, the Las Vegas Strip and downtown Las Vegas. The Fiesta is located at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas, near Texas Station. Situated on 25 acres, the Fiesta currently offers approximately 70,000 square feet of casino space featuring 1,900 gaming devices and 30 table games, 100 guest rooms, four full-service restaurants, a buffet, several fast-food outlets, bingo, and a race and sports book. Upon completion of the transaction, the property will retain the Fiesta name and theme. The acquisition is subject to the satisfaction of numerous conditions, including the receipt of all necessary gaming and non-gaming regulatory approvals and is expected to close by January 31, 2001.

         GREEN VALLEY PROJECT

         A 50/50 joint venture between the Company and GCR Gaming, LLC has commenced construction of a new resort/casino in Henderson, Nevada. Construction is expected to be completed in the fourth quarter of 2001. The estimated construction cost of this project is approximately $300 million. The project is expected to be funded with total equity contributions from the partners of approximately $100 million and third party financing for the remainder. If third party financing cannot be obtained or is insufficient to fund the construction costs, the Company and GCR Gaming, LLC would be obligated to contribute amounts necessary to finance the construction and opening of the project. The joint venture has currently received commitments from a group of banks for a $165 million reducing revolving credit facility. Documentation for the credit facility is in progress and is expected to close by year-end. The remaining third party financing is expected to come in the form of equipment leases.

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

                             STATION CASINOS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5.       OTHER MATTERS

         LAZAROFF INVESTIGATION

         On August 30 and 31, 2000, the Missouri Gaming Commission held a two-day public hearing in Kansas City, Missouri, in connection with its ongoing investigation of Michael Lazaroff, the Company's attorney who formerly represented the Company in Missouri. In June 2000, Lazaroff pled guilty to three felony counts, including (1) defrauding his law firm by failing to disclose the bonus payments to the law firm, (2) defrauding clients of the law firm, which included the Company, by mischaracterizing non-client expenses and charging his clients for them and (3) causing false statements to be made to the Federal Elections Commission concerning the identity of persons at his law firm making political campaign contributions. In connection with his plea agreement, Lazaroff agreed to cooperate with all federal and state agencies, including the Missouri Gaming Commission. Seven of the Company's employees who received subpoenas to testify at the hearing declined to appear. The Company asserted that the Missouri Gaming Commission lacked the authority to require Company employees to appear at such a public hearing, and that such a hearing failed to afford the Company and its employees fundamental due process rights. In response to the Company's position and its employees' failure to appear at the August hearing, the Missouri Gaming Commission issued Preliminary Orders For Disciplinary Action seeking to revoke the Missouri gaming licenses held by the Company's two Missouri subsidiaries, as well as the Missouri gaming licenses held by four executives. On October 10, 2000, each of the seven employees that did not testify at the August hearing testified at a public hearing before the Missouri Gaming Commission. The Company currently has pending applications for renewal of its licenses to operate Station Casino St. Charles and Station Casino Kansas City. On October 25, 2000, the Missouri Gaming Commission held a public meeting at which it adopted resolutions stating that the Company has not yet presented sufficient evidence to meet its burden for suitability that its licenses should be renewed. The resolutions provide the Company an opportunity to request a hearing to present evidence of suitability for renewal of its Missouri licenses. The date for the hearing has not yet been set.

         Due to the uncertainty inherent in any investigation, the Company cannot predict the ultimate outcome of these investigations. If the aforementioned investigations were to implicate the Company or its senior executives in any wrongdoing, this could lead to further proceedings against the Company or its executives, which could result in fines and other penalties being imposed on the Company or its executives, restrict the Company and its executives ability to hold gaming licenses or otherwise materially adversely affect the Company's business, financial condition and results of operations. Moreover, an adverse outcome with respect to the proceedings related to the Preliminary Orders For Disciplinary Action issued by the Missouri Gaming Commission or an adverse determination by the Missouri Gaming Commission with respect to the Company's suitability to hold gaming licenses, likely would have a material adverse affect on the Company's business, financial condition and results of operations.

6.       SUBSEQUENT EVENTS

         PROPOSED SALE OF MISSOURI PROPERTIES; ACQUISITION OF THE RESERVE HOTEL & CASINO

         On October 17, 2000, the Company entered into a definitive agreement to sell its Missouri properties, Station Casino St. Charles and Station Casino Kansas City, to Ameristar Casinos, Inc. ("Ameristar") and terminated the agreements that it had previously entered into to sell its Missouri properties to a management group led by John V. Finamore, president of the Company's Midwest operations and William W. Warner, the Company's vice president of finance. The purchase price for the Missouri assets is $475.0 million. The transaction is subject to certain customary contingencies, including the purchaser's receipt of regulatory approvals and financing and is expected to close late in the fourth quarter of 2000. The Company's licenses to operate Station Casino St. Charles and Station Casino Kansas City were last renewed for a two-year period beginning on December 27, 1998 and January 15, 1999, respectively. The Company currently has pending applications for renewal of its licenses to operate Station Casino St. Charles and Station Casino Kansas City. On October 25, 2000, the Missouri Gaming

                             STATION CASINOS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Commission held a public meeting at which it adopted resolutions stating that the Company has not yet presented sufficient evidence to meet its burden for suitability that its licenses should be renewed. The resolutions provide the Company an opportunity to request a hearing to present evidence of suitability for renewal of its Missouri licenses. The date for the hearing has not yet been set. The sale of the Missouri properties could be adversely affected by the proceedings in Missouri related to the Lazaroff investigation described above. If the sale of the Missouri properties is not consummated before their respective licenses expire, the Company may lose its licenses and may be required to close the Missouri properties. Any delay in the sale of the Missouri properties could have a material adverse effect on the Company.

         Concurrent with the agreement to sell its Missouri properties, on October 17, 2000, the Company and its wholly-owned subsidiary, Lake Mead Station, Inc. entered into an asset purchase agreement with Ameristar and a wholly-owned subsidiary of Ameristar, Ameristar Casino Las Vegas, Inc., to acquire The Reserve Hotel & Casino ("The Reserve") in Henderson, Nevada for $70.0 million. Situated on 33 acres at the intersection of Interstate 215 and Interstate 515, The Reserve currently includes approximately 42,000 square feet of casino space with 1,430 slot machines, 26 table games, a sports book, keno and bingo, a 224-room hotel, six restaurants, 1,900 surface parking spaces and meeting space. The Reserve has been master-planned to accommodate phased expansions of the gaming areas, additional hotel rooms, multi-level parking and other amenities. Consummation of the acquisition is contingent upon completion of the sale of the Missouri properties and is also subject to the satisfaction of certain conditions, including receipt of necessary approvals of the Nevada Gaming Commission.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

1.       OVERVIEW

The following table highlights the results of operations for the Company and its subsidiaries (dollars in thousands):

                                           THREE MONTHS ENDED                            NINE MONTHS ENDED
                                              SEPTEMBER 30,                                  SEPTEMBER 30,
                                       ---------------------------     PERCENT      -----------------------------     PERCENT
                                          2000            1999          CHANGE           2000             1999         CHANGE
                                       -----------     -----------    ----------    --------------    -----------    ----------
NET REVENUES - TOTAL                     $249,062        $237,531          4.9%          $748,233       $702,833         6.5%
     Nevada Operations (a)                151,881         146,306          3.8%           464,397        434,773         6.8%
     Missouri Operations (a)               85,153          80,514          5.8%           247,717        235,887         5.0%
     Other (a)                             12,028          10,711         12.3%            36,119         32,173        12.3%

OPERATING INCOME (LOSS) - TOTAL          $ 47,301        $ 42,235         12.0%          $160,681       $119,563        34.4%
     Nevada Operations (a)                 38,260          36,107          6.0%           129,247        105,747        22.2%
     Missouri Operations (a)               18,356          11,589         58.4%            52,763         29,325        79.9%
     Other (a)                             (9,315)         (5,461)       (70.6%)          (21,329)       (15,509)      (37.5%)

OPERATING MARGIN - TOTAL                    19.0%           17.8%                            21.5%          17.0%
     Nevada Operations (a)                  25.2%           24.7%                            27.8%          24.3%
     Missouri Operations (a)                21.6%           14.4%                            21.3%          12.4%

CASH FLOWS FROM:
     Operating activities                $ 21,389        $ 36,381        (41.2%)         $101,128       $132,381       (23.6%)

EBITDA (b) - TOTAL                       $ 68,560        $ 59,702         14.8%          $214,384       $173,046        23.9%
     Nevada Operations (a)                 49,011          45,769          7.1%           160,186        134,953        18.7%
     Missouri Operations (a)               24,249          18,719         29.5%            69,113         51,591        34.0%
     Other (a)                             (4,700)         (4,786)         1.8%           (14,915)       (13,498)      (10.5%)

EBITDA, AS ADJUSTED FOR THE
SUNSET EQUIPMENT LEASE (c) - TOTAL       $ 68,560        $ 61,678         11.2%          $214,384       $178,966        19.8%
     Nevada Operations (a)                 49,011          47,745          2.7%           160,186        140,873        13.7%

 (a) The Nevada Operations include the accounts of: Palace Station, Boulder Station, Texas Station, Sunset Station and Santa Fe Station. The Missouri Operations include the accounts of: Station Casino St. Charles and Station Casino Kansas City. Other includes the operations of Wild Wild West, the Company's investment in Barley's, Southwest Gaming and Corporate expense.

(b) EBITDA consists of operating income plus depreciation, amortization, preopening expenses, restructuring charges and Missouri/Nevada investigations and fines. The Company believes that in addition to cash flows and net income, EBITDA is a useful financial performance measurement for assessing the operating performance of the Company. Together with net income and cash flows, EBITDA provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and incur capital expenditures. To evaluate EBITDA and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation, amortization, preopening expenses, restructuring charges and Missouri/Nevada investigations and fines, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's operating performance, cannot be determined from EBITDA. Further, EBITDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or adjustments to such measures may calculate EBITDA, or such adjustments in the same manner as the Company, and therefore, the Company's measure of EBITDA may not be comparable to similarly titled measures used by other gaming companies.

(c) EBITDA, as adjusted for the Sunset equipment lease consists of EBITDA (described above) plus the rent related to the Sunset Station equipment lease.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.       RESULTS OF OPERATIONS

         CONSOLIDATED NET REVENUES

         The increase in consolidated net revenues for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 is due to increasing revenues at all of the Company's properties. Revenues at the Nevada Operations rose primarily due to an 11% increase in gaming revenues at Sunset Station. Net revenues at the Missouri Operations increased 5.8%, which is primarily attributed to a 6.8% increase in gaming revenues partially due to the impact of growth of the overall market in Kansas City and St. Louis.

         The increase in consolidated net revenues for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is partially a result of the completed master-planned expansion at Texas Station, which was completed in February 1999, in addition to the introduction of the Boarding Pass player rewards program in April 1999, which makes it more convenient for customers to redeem points earned from gaming activity at any of the Nevada Operations.

         OPERATING INCOME/OPERATING MARGIN

         Consolidated operating income improved by $5.1 million in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, despite the recording of $1.7 million in restructuring charges, $2.5 million in Missouri/Nevada investigations and fines and $1.0 million in preopening expenses. The increases at the Nevada Operations are attributed to the same factors affecting consolidated net revenues discussed above and due to a reduction in operating costs primarily in the food and beverage department. The Nevada Operations were also somewhat tempered by road construction surrounding Palace Station and new competitive supply in west Las Vegas which opened in the middle of September. The increases at the Missouri Operations are primarily due to significant improvement in operations at both Station Casino St. Charles and Station Casino Kansas City. Operating income at Station Casino St. Charles increased significantly due to a reconfiguration of the gaming operations which transferred all gaming activities from the riverboat to the barge. The new configuration is much more efficient from a cost perspective than the two facility layout.

         Consolidated operating margin improved in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, due to the operating margin at the Missouri Operations improving 7.2 percentage points as a result of the elimination of costs associated with the riverboat and the Nevada Operations improving 0.5 percentage points.

         Consolidated operating income improved by $41.1 million in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, with operating income at all of the Company's properties increasing. In addition to the factors noted above, operating income at Station Casino St. Charles increased significantly due to a reduction of costs related to ongoing dredging requirements and costs related to low-water levels from $3.7 million in the prior year to $1.1 million in the current year.

         Consolidated operating margin improved in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, due to the operating margin at the Missouri Operations improving 8.9 percentage points as a result of the elimination of costs associated with the riverboat in St. Charles, as discussed above, combined with the increased casino revenues at both properties, and the Nevada Operations improving 3.5 percentage points due primarily to the revenue growth discussed above.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table highlights the various sources of revenues and expenses for the Company as compared to the prior periods (dollars in thousands, unaudited):

                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                            SEPTEMBER 30,                             SEPTEMBER 30,
                                      ------------------------    PERCENT      ------------------------    PERCENT
                                         2000         1999         CHANGE         2000         1999         CHANGE
                                      -----------  -----------  -----------    -----------  -----------  -----------
Casino revenues                         $204,070     $193,261         5.6%       $611,996     $570,109         7.3%
Casino expenses                           95,320       90,356         5.5%        280,837      267,159         5.1%
          MARGIN                           53.3%        53.2%                       54.1%        53.1%

Food and beverage revenues               $33,777      $35,213        (4.1%)      $103,829     $106,639        (2.6%)
Food and beverage expenses                20,679       22,175        (6.7%)        62,481       67,249        (7.1%)
          MARGIN                           38.8%        37.0%                       39.8%        36.9%

Room revenues                            $10,816      $10,374         4.3%        $33,955      $31,517         7.7%
Room expenses                              4,112        3,943         4.3%         12,102       11,810         2.5%
          MARGIN                           62.0%        62.0%                       64.4%        62.5%

Other revenues                           $17,355      $15,884         9.3%        $49,657      $45,971         8.0%

Selling, general and administrative      $44,770      $48,044        (6.8%)      $131,112     $144,983        (9.6%)
          PERCENT OF NET REVENUES          18.0%        20.2%                       17.5%        20.6%

Corporate expense                        $ 6,182      $ 5,598        10.4%        $20,190      $16,067        25.7%
          PERCENT OF NET REVENUES           2.5%         2.4%                        2.7%         2.3%

         CASINO. Casino revenues increased for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 primarily due to an 11% increase at Sunset Station due to the impact of growth in the market. The casino profit margin remained consistent for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 despite an increase in slot marketing expenses at Boulder Station and Texas Station.

         Casino revenues increased for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 as a result of the same factors affecting consolidated net revenues discussed above. The casino profit margin increased to 54.1% in the nine months ended September 30, 2000 from 53.1% in the nine months ended September 30, 1999 due primarily to the casino revenue growth discussed above.

         FOOD AND BEVERAGE. Food and beverage revenues for the three months ended September 30, 2000 decreased 4.1% as compared to food and beverage revenues for the three months ended September 30, 1999. Food and beverage revenues at the Nevada operations decreased 3.3% due to a reduction in food covers while the Missouri Operations experienced a 7.3% decrease primarily due to a decrease in food covers as a result of selected menu price increases at Station Casino Kansas City and to an overall reduction of complimentaries at Station Casino St. Charles.

         Food and beverage net profit margins increased to 38.8% for the three months ended September 30, 2000 from 37.0% in the three months ended September 30, 1999. This increase in margin is due to improvement at the Nevada Operations, primarily as a result of continued focus on cost control, purchasing efficiencies, as well as selected menu price increases. The increase in margin at the Nevada Operations was offset by a decrease at Station Casino St. Charles.

         Food and beverage revenues for the nine months ended September 30, 2000 decreased 2.6% as compared to food and beverage revenues for the nine months ended September 30, 1999. At the Nevada Operations, food and beverage revenues declined slightly while the Missouri Operations experienced a 9.2% decrease primarily due to a decrease in food covers as a result of selected menu price increases at Station Casino Kansas City and to the construction disruption caused by the casino reconfiguration as well as an overall reduction of complimentaries at Station Casino St. Charles.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ROOM. Room revenues for the three months ended September 30, 2000 increased 4.3% over room revenues for the three months ended September 30, 1999. The increase in room revenues is primarily due to the average daily room rates at Palace Station and Wild Wild West increasing 12.1% and 19.9%, respectively, over the prior year and smaller increases at the other properties. At Palace Station the room rates for all market segments were increased. The Company-wide average daily room rate increased to $54 in the three months ended September 30, 2000 as compared to $50 in the three months ended September 30, 1999.

         The Company-wide room occupancy remained flat at 91% in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

         Room revenues for the nine months ended September 30, 2000 increased 7.7% over room revenues for the nine months ended September 30, 1999. The increase in room revenues is primarily due to the average daily room rates at Palace Station and Wild Wild West increasing 16.7% and 16.1%, respectively, over the prior year and smaller increases at the other Nevada properties. At Palace Station the room rates for all market segments were increased. The increase at the Nevada properties was offset by a slight decrease in the average daily room rate at Station Casino Kansas City to $107 in the nine months ended September 30, 2000 from $108 in the nine months ended September 30, 1999 due to new lower rate competition that entered the market during 1999.

         The Company-wide room occupancy decreased to 90% in the nine months ended September 30, 2000 as compared to 91% in the nine months ended September 30, 1999 due to the Company increasing room rates at the Nevada properties.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). As a percent of net revenues, SG&A decreased to 18.0% in the three months ended September 30, 2000, as compared to 20.2% for the three months ended September 30, 1999. This decrease is due primarily to the continuing operating efficiencies. Also, due to the fixed cost nature of some of these expenses, they decrease on a percentage basis as the Company continues to increase revenue.

         As a percent of net revenues, SG&A decreased to 17.5% in the nine months ended September 30, 2000 as compared to 20.6% in the nine months ended September 30, 1999. In addition to the factors noted above, as a percent of revenues, SG&A at Station Casino St. Charles decreased significantly due to the reduction of costs related to ongoing dredging requirements and costs related to low-water levels from $3.7 million in the prior year to $1.1 million in the current year.

         CORPORATE EXPENSE. Corporate expense as a percent of net revenues increased to 2.5% in the three months ended September 30, 2000 as compared to 2.4% in the three months ended September 30, 1999 and to 2.7% in the nine months ended September 30, 2000 as compared to 2.3% in the nine months ended September 30, 1999. The Company has increased its corporate infrastructure and spending on Information Technology and Human Resources as it continues to lay the foundation for future growth.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 8.2% in the three months ended September 30, 2000 to $16.0 million as compared to $17.5 million in the three months ended September 30, 1999. Depreciation and amortization decreased 9.7% in the nine months ended September 30, 2000 to $48.3 million as compared to $53.5 million in the nine months ended September 30, 1999. This decrease is primarily due to the write down of assets at Station Casino St. Charles in the fourth quarter of 1999 and a portion of the original equipment at Boulder Station, Station Casino Kansas City and Texas Station became fully depreciated in fiscal 1999, January 2000 and July 2000, respectively. This decrease was offset by an increase at Sunset Station due to the purchase of various equipment leases in October 1999.

         RESTRUCTURING CHARGES. During the quarter ended September 30, 2000, the Company recorded restructuring charges of $1.7 million related to organizational changes to reduce costs and improve efficiency which resulted primarily in employee severance payments. The Nevada Operations were restructured to divide management responsibility between the east side and west side of the Las Vegas

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Valley. As a result, certain functions that were operated on an individual property basis have been consolidated.

         MISSOURI/NEVADA INVESTIGATIONS AND FINES. During the quarter ended September 30, 2000, the Company recorded $2.5 million in costs related to litigation and fines stemming from investigatory proceedings in Missouri and Nevada (see Lazaroff Investigation below for additional information on the Missouri investigation).

         PREOPENING EXPENSES. Preopening expenses during the quarter ended September 30, 2000 included $0.8 million related to costs incurred prior to the acquisition of Santa Fe Station, $0.1 million related to the expansion project at Texas Station and $0.1 million related to the Green Valley Ranch project.

         INTEREST EXPENSE. Interest costs incurred (expensed and capitalized) increased 19.9% to $24.8 million for the three months ended September 30, 2000, from $20.7 million in the prior year. Interest costs incurred (expensed and capitalized) increased 10.2% to $70.2 million for the nine months ended September 30, 2000, from $63.7 million in the prior year. This increase is due to an increase of $112.3 million in total long-term debt from the prior year.

         OTHER. During the three months ended September 30, 2000, the Company recorded an extraordinary charge of $0.4 million (net of applicable tax benefit) related to the termination of the Company's Term Loan.

         During the three months ended September 30, 1999, the Company recorded an extraordinary charge of $0.3 million (net of applicable tax benefit) related to the write-off of unamortized loan costs on the Company's refinanced $75.0 million secured term loan facility.

         During the three months ended March 31, 1999, the Company recorded an extraordinary charge of $10.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the 9 5/8% senior subordinated notes, which were repaid on January 4, 1999.

         In April 1999, the Company received a $15.0 million settlement payment from Crescent Real Estate Equities, Inc., which is included in the "Merger settlement, net of related legal costs" line in the accompanying condensed consolidated statements of operations.

3.       LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2000, the Company generated cash flows from operating activities of $101.1 million. At September 30, 2000, the Company had total available borrowings of $380.8 million under the Amended Bank Facility, of which $57.0 million was directly outstanding and $4.8 million was reserved for the potential payment of an outstanding letter of credit. In November 2000, the Company received commitments from its bank group for a $100 million bridge loan. Total available borrowings will reduce each quarter in accordance with the terms of the Amended Bank Facility (see "Description of Certain Indebtedness and Capital Stock-Amended Bank Facility"). The Company also had $63.3 million in cash and cash equivalents.

         During the nine months ended September 30, 2000, total capital expenditures were approximately $83.7 million, of which approximately (i) $42.4 million was associated with the expansion project at Texas Station, (ii) $3.0 million was associated with the reconfiguration of the Station Casino St. Charles facility to a more efficient layout, (iii) $7.9 million was associated with the hotel room remodels at Palace Station and Boulder Station, and (iv) $30.4 million was associated with maintenance capital expenditures and various other projects. In addition to the capital expenditures noted above, the Company also made $12.9 million of equity contributions to the Green Valley Ranch project and made a $36 million loan to an affiliate of the Santa Fe Hotel & Casino which served as a down payment for the purchase of the Santa Fe.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's primary capital requirements during the remainder of 2000 and fiscal 2001 are expected to include (i) purchase of the Santa Fe Station and costs of capital improvements, expected to total approximately $209 million, (ii) purchase of the Fiesta Casino Hotel and costs of capital improvements, expected to total $190 million, (iii) purchase of The Reserve Hotel & Casino, expected to cost approximately $70 million, (iv) the remaining costs of the expansion project at Texas Station, estimated to be approximately $29.6 million, (v) the remaining equity contributions to the proposed Green Valley Ranch project expected to be approximately $34.8 million, (vi) strategic land purchases throughout the Las Vegas area, (vii) opportunistic repurchases of the Company's common stock, (viii) maintenance capital expenditures, and (ix) principal and interest payments on indebtedness.

         The Company believes that cash flows from operations, cash received upon the sale of Station Casino Kansas City and Station Casino St. Charles (if the sale is consummated prior to the acquisition of Fiesta Casino Hotel), borrowings under the Amended Bank Facility (see Note 2), vendor and lease financing of equipment, and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during the remainder of 2000 and 2001. As discussed below, the sale of Station Casino Kansas City and Station Casino St. Charles could be adversely affected by the proceedings related to the Lazaroff investigation. If the sale is delayed or terminated altogether, the Company may be required to arrange additional financing to consummate the components of our capital plan discussed above. Potential financing sources may include increased commitments from the Company's bank group under the Amended Bank Facility in the form of an increase in the revolving credit facility, public debt, or a term loan as well as vendor or lease financing of equipment. The Company cannot be sure that it will be able to obtain additional financing on acceptable terms, if at all, to complete the other components of its capital plan in the event the sale of the Missouri properties is delayed or terminated. In addition, the Company is continually evaluating its financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to the Company, the Company may amend its financing plans assuming such financing would be permitted under its existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments for fiscal years beginning after June 15, 2000. Management estimates that this SFAS will not have a significant impact on the Company's results of operations or financial position.

PROPOSED SALE OF MISSOURI PROPERTIES; ACQUISITION OF THE RESERVE HOTEL & CASINO

         On October 17, 2000, the Company entered into a definitive agreement to sell its Missouri properties, Station Casino St. Charles and Station Casino Kansas City, to Ameristar Casinos, Inc. ("Ameristar") and terminated the agreements that it had previously entered into to sell its Missouri properties to a management group led by John V. Finamore, president of the Company's Midwest operations and William W. Warner, the Company's vice president of finance. The purchase price for the Missouri assets is $475.0 million. The transaction is subject to certain customary contingencies, including the purchaser's receipt of regulatory approvals and financing and is expected to close late in the fourth quarter of 2000. The Company's licenses to operate Station Casino St. Charles and Station Casino Kansas City were last renewed for a two-year period beginning on December 27, 1998 and January 15, 1999, respectively. The Company currently has pending applications for renewal of its licenses to operate Station Casino St. Charles and Station Casino Kansas City. On October 25, 2000, the Missouri Gaming Commission held a public meeting at which it adopted resolutions stating that the Company has not yet presented sufficient evidence to meet its burden for suitability that its licenses should be renewed. The resolutions provide the Company an opportunity to request a hearing to present evidence of suitability for renewal of its Missouri licenses. The date for the hearing has not yet been set. The sale of the Missouri properties could be adversely affected by the proceedings in Missouri related to the Lazaroff investigation described below. If the sale of the Missouri properties is not consummated before their respective licenses expire, the Company may lose its licenses and may be required to close the Missouri properties. Any delay in the sale of the Missouri properties could have a material adverse effect on the Company.

         Concurrent with the agreement to sell its Missouri properties, on October 17, 2000, the Company and its wholly-owned subsidiary, Lake Mead Station, Inc. entered into an asset purchase agreement with Ameristar and a wholly-owned subsidiary of Ameristar, Ameristar Casino Las Vegas, Inc., to acquire The Reserve Hotel & Casino ("The Reserve") in Henderson, Nevada for $70.0 million. Situated on 33 acres at the intersection of Interstate 215 and Interstate 515, The Reserve currently includes approximately 42,000 square feet of casino space with 1,430 slot machines, 26 table games, a sports book, keno and bingo, a 224-room hotel, six restaurants, 1,900 surface parking spaces and meeting space. The Reserve has

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

been master-planned to accommodate phased expansions of the gaming areas, additional hotel rooms, multi-level parking and other amenities. Consummation of the acquisition is contingent upon completion of the sale of the Missouri properties and is also subject to the satisfaction of certain conditions, including receipt of necessary approvals of the Nevada Gaming Commission.

ACQUISITIONS AND FUTURE DEVELOPMENT

         SANTA FE

         On October 2, 2000, the Company consummated the purchase of substantially all of the assets of the Santa Fe Hotel & Casino (the "Santa Fe") for an aggregate purchase price of $205.0 million. In connection with the purchase of the Santa Fe, the Company also acquired an option to purchase a 21-acre parcel of real estate that is adjacent to the Santa Fe. The Santa Fe is located at the intersection of Interstate 95 and Rancho Road, approximately five miles northwest of Texas Station.

         A $40 million renovation and expansion project is currently in progress to reintroduce the property as Santa Fe Station. Phase 1 of the initial renovation and expansion project will entail a complete renovation and refurbishment of the casino floor, all existing restaurants and other common areas. In addition, approximately 800 new slots will be added or exchanged, increasing the property's gaming capacity to approximately 2,000 machines. Portions of the casino, as well as the hotel, the bowling center and the ice rink will remain open during Phase 1, which is expected to be completed by November 20, 2000. Phase 2 of the initial renovation and expansion project will feature a 1,600-space parking garage, a new buffet and a new 24-hour cafe. Phase 2 is expected to commence in December 2000 and conclude in July 2001.

         In connection with the execution of the asset purchase agreement, the Company agreed to make a $36.0 million secured loan to Pioneer Hotel, Inc. ("PHI"), a subsidiary of Santa Fe Gaming Corporation that is the owner and operator of the Pioneer Hotel & Gambling Hall in Laughlin, Nevada. The amount loaned to PHI was credited against the purchase price of the Santa Fe. This loan was funded on August 11, 2000 and was repaid on October 2, 2000.

         FIESTA CASINO HOTEL

         On July 19, 2000, the Company entered into a definitive agreement to acquire the Fiesta Casino Hotel (the "Fiesta") from Fiesta Hotel Corporation, a subsidiary of Joe G. Maloof & Company, Inc. ("Maloof"). The purchase price of $185.0 million includes a non-compete agreement with Maloof, Fiesta Hotel Corporation, and certain members of the Maloof family. The non-compete agreement extends for a 25-mile radius from the Fiesta and excludes the property owned by Maloof on Flamingo Road and Arville Street in Las Vegas, the Las Vegas Strip and downtown Las Vegas. The Fiesta is located at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas, near Texas Station. Situated on 25 acres, the Fiesta currently offers approximately 70,000 square feet of casino space featuring 1,900 gaming devices and 30 table games, 100 guest rooms, four full-service restaurants, a buffet, several fast-food outlets, bingo, and a race and sports book. Upon completion of the transaction, the property will retain the Fiesta name and theme. The acquisition is subject to the satisfaction of numerous conditions, including the receipt of all necessary gaming and non-gaming regulatory approvals and is expected to close by January 31, 2001.

         GREEN VALLEY PROJECT

         A 50/50 joint venture between the Company and GCR Gaming, LLC has commenced construction of a new resort/casino in Henderson, Nevada. Construction is expected to be completed in the fourth quarter of 2001. The estimated construction cost of this project is approximately $300 million. The project is expected to be funded with total equity contributions from the partners of approximately $100 million and third party financing for the remainder. If third party financing cannot be obtained or is insufficient to fund the construction costs, the Company and GCR Gaming, LLC would be obligated to contribute amounts necessary to finance the construction and opening of the project. The joint venture has currently received commitments from a group of banks for a $165 million reducing revolving credit facility. Documentation for the credit facility is in progress and is expected to close by year-end. The remaining third party financing is expected to come in the form of equipment leases.

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

LAZAROFF INVESTIGATION

         Since late 1999, offices of the United States Attorney in Missouri and the Missouri Gaming Commission have been conducting investigations regarding the actions of Michael Lazaroff, an attorney formerly with the law firm of Thompson Coburn, which represented the Company in Missouri. The investigation relates to, among other things, Lazaroff's receipt of bonus payments from the Company between 1994 and 1996. The Company has received requests for information from these agencies and has cooperated fully with those requests. In June 2000, Lazaroff pled guilty to three felony counts, including (1) defrauding his law firm by failing to disclose the bonus payments to the law firm, (2) defrauding clients of the law firm, which included the Company, by mischaracterizing non-client expenses and charging his clients for them and (3) causing false statements to be made to the Federal Elections Commission concerning the identity of persons at his law firm making political campaign contributions. In connection with his plea agreement, Lazaroff agreed to cooperate with all federal and state agencies, including the Missouri Gaming Commission.

         The board of directors of the Company established a special committee to monitor the ongoing Lazaroff investigations and related matters in Missouri. The special committee consists of Richard J.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Heckmann and Lowell H. Lebermann, each of whom is an independent outside member of the board of directors.

         In July 2000, Frank J. Fertitta III and Glenn C. Christenson received subpoenas to testify before a federal grand jury in the western district of Missouri in connection with the Lazaroff investigation. The date for testifying pursuant to the subpoenas was postponed and no date for the testimony is presently scheduled.

         On August 30 and 31, 2000, the Missouri Gaming Commission held a two-day public hearing in Kansas City, Missouri. The hearing was held purportedly in connection with the Missouri Gaming Commission's ongoing investigation of Lazaroff. Seven of eight of the Company's employees who received subpoenas to testify at the hearing declined to appear. The Company asserted that the Missouri Gaming Commission lacks the authority to require its employees to appear at such a public hearing, and that such a hearing fails to afford the Company and its employees fundamental due process rights. In response to the Company's position and its employees' failure to appear at the August hearing, the Missouri Gaming Commission issued Preliminary Orders For Disciplinary Action seeking to revoke the Missouri gaming licenses held by the Company's two Missouri subsidiaries, as well as the Missouri gaming licenses held by Frank J. Fertitta III, Glenn C. Christenson, Scott M Nielson and Richard J. Haskins. On October 10, 2000, each of the seven employees that did not testify at the August hearing testified at a public hearing before the Missouri Gaming Commission. The Company currently has pending applications for renewal of its licenses to operate Station Casino St. Charles and Station Casino Kansas City. On October 25, 2000, the Missouri Gaming Commission held a public meeting at which it adopted resolutions stating that the Company has not yet presented sufficient evidence to meet its burden for suitability that its licenses should be renewed. The resolutions provide the Company an opportunity to request a hearing to present evidence of suitability for renewal of its Missouri licenses. The date for the hearing has not yet been set.

         Based on the Company's own internal review, we are unaware of any improprieties on our part. However, due to the uncertainty inherent in any investigation, the Company cannot predict the ultimate outcome of these investigations. If the aforementioned investigations were to implicate the Company or its senior executives in any wrongdoing, this could lead to further proceedings against the Company or its executives, which could result in fines and other penalties being imposed on the Company or its executives, restrict the Company and its executives ability to hold gaming licenses or otherwise materially adversely affect the Company's business, financial condition and results of operations. Moreover, an adverse outcome with respect to the proceedings related to the Preliminary Orders For Disciplinary Action issued by the Missouri Gaming Commission or an adverse determination by the Missouri Gaming Commission with respect to the Company's suitability to hold gaming licenses, likely would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         In March 2000, the Company exercised its right to increase the Revolving Facility by $50.0 million. The Revolving Facility provides for borrowings up to an aggregate principal amount of $380.8 million at September 30, 2000. The Revolving Facility matures on September 30, 2003. The availability under the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revolving Facility will reduce by $14.0 million on each of March 31, 2001 and June 30, 2001; by $17.5 million on each fiscal quarter end until and including September 30, 2002; by $30.6 million on each fiscal quarter end until and including June 30, 2003; and by $173.4 million on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of September 30, 2000, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.50%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of September 30, 2000, the fee for the unfunded portion of the Revolving Facility was 35 basis points.

         In August 2000, the Company received approval from its bank group to increase the Revolving Facility by up to $200 million in the form of either increased commitments under the revolver, a term loan or a bridge loan. In November 2000, the Company received commitments from its bank group on a $100 million bridge facility. There are currently no amounts outstanding under the bridge facility and any amounts drawn would be due in September 2001.

         The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of September 30, 2000, the Borrowers combined funded debt to Adjusted EBITDA ratio was 0.22 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended September 30, 2000 was 2.84 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of September 30, 2000, Palace Station's tangible net worth exceeded the requirement by approximately $10.0 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

         In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 4.60 to 1.00 on September 30, 2000 and reducing quarterly to 4.00 to 1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of September 30, 2000, the Company's consolidated funded debt to Adjusted EBITDA ratio was 3.52 to 1.00. The Company has pledged the stock of all of its subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of the latter two subsidiaries upon regulatory approval.

         SENIOR SUBORDINATED NOTES

         The Company had $916.3 million, net of unamortized discount of $6.6 million, of senior subordinated notes outstanding as of September 30, 2000, $198.0 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year, $150.0 million of these notes bear interest, payable semi-annually, at a rate of 9 3/4% per year, $199.9 million of these notes bear interest, payable semi-annually, at a rate of 8 7/8% per year and $375.0 million of these notes bear interest, payable semi-annually, at a rate of 9 7/8% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At September 30, 2000, the Company's Consolidated Coverage Ratio (as defined) was 2.93 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to
1.00. As a result, the covenant limits the Company's ability to incur additional indebtedness for borrowings under the Amended Bank Facility not to exceed the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restrict the Company's ability to pay dividends on its capital stock. On August 10, 2000, the Company completed a consent solicitation with the holders of the Notes to exclude the write down of assets at Station Casino St. Charles in December 1999 from the definition of consolidated net income. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

         In July 2000, the Company completed an offering of $375.0 million of senior subordinated notes due in July 2010, that have equal priority with the other senior subordinated notes. The $375.0 million senior subordinated notes bear interest payable semi-annually at a rate of 9 7/8%. The discount on the $375.0 million senior subordinated notes was recorded as a reduction to long-term debt. Proceeds from the sale of the $375.0 million senior subordinated notes were used to repay all amounts outstanding under our Term Loan Agreement dated August 25, 1999 and terminate the Term Loan Agreement. The remaining proceeds were used to reduce amounts outstanding under our Revolving Facility. The Company recorded an extraordinary charge of $0.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized loan costs related to the termination of the Term Loan.

         COMMON STOCK

         On May 23, 2000, the Company announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for any fractional shares. All share data has been adjusted retroactively in the accompanying condensed consolidated financial statements for the 3-for-2 stock split.

         Adjusted for the stock split, the Company is authorized to issue up to 135,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 63,771,365 shares of which were issued and 3,544,608 shares were held in treasury as of September 30, 2000. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         TREASURY STOCK

         Adjusted for the stock split, the Company is authorized to repurchase up to approximately 9.5 million shares of its Common Stock. As of September 30, 2000, the Company had purchased 3.5 million shares at a cost of $41.7 million.

         PUT OPTIONS

         During the quarter ended March 31, 2000, the Company sold put options, adjusted for the stock split, on 2.2 million shares of its Common Stock. On April 27, 2000, options on 1.1 million shares expired unexercised. The Company had the option to settle in cash or shares of Common Stock. The proceeds from the sale of the put options of $2.3 million have been recorded in additional paid-in capital. On July 27, 2000, the remaining options on 1.1 million shares were rolled into another put option for 1.1 million shares for which the Company received $1.5 million. This put option was terminated on August 4, 2000 at a cost of $1.8 million.

         EQUITY FORWARD CONTRACT

         In July 2000, the Company entered into an equity forward contract that allows for shares of the Company's Common Stock to be purchased by a financial institution and held on the Company's behalf. This contract expires in January 2001 and can be settled in either net shares or cash. As of September 30, 2000, 3.2 million shares have been purchased under the contract for $44.8 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION - None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -

         Exhibit
         Number
         -------
          4.1 Amendment No. 7 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of November 6, 2000.

          27        Financial Data Schedule

(b)      Reports on Form 8-K -

         On September 1, 2000, the Company filed a current report on Form 8-K dated August 29, 2000. The Company reported under Item 5 a press release dated August 29, 2000, a memorandum dated August 29, 2000 and a press release dated August 31, 2000 regarding the Lazaroff investigation and the boycott of the Missouri Gaming Commission hearing.

         On October 12, 2000, the Company filed a current report on Form 8-K dated October 2, 2000. The Company reported under Item 2 the acquisition of substantially all of the assets of the Santa Fe Hotel & Casino and that it had acquired an option to purchase an adjacent 21-acre parcel of real property from Santa Fe Gaming Corporation and Santa Fe Hotel, Inc. for an aggregate purchase price of approximately $205.0 million. The Company also reported under Item 7 the First and Second Amendments to the Asset Purchase Agreement by and among Station Casinos, Inc., Santa Fe Gaming Corporation and Santa Fe Hotel Inc. and a press release dated October 2, 2000 regarding the acquisition of the Santa Fe Hotel & Casino.

         On October 19, 2000, the Company filed a current report on Form 8-K dated October 17, 2000. The Company reported under Item 5 that it had entered into Asset Purchase Agreements to sell Station Casino St. Charles and Station Casino Kansas City to Ameristar Casinos, Inc. for $475 million in cash. The Company also reported that it had entered into an Asset Purchase Agreement with Ameristar Casinos, Inc. to acquire The Reserve Hotel & Casino in Henderson, Nevada for $70 million.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Station Casinos, Inc.,
                                             Registrant


DATE:  November 13, 2000                     /s/ GLENN C. CHRISTENSON
                                             --------------------------
                                             Glenn C. Christenson,
                                             Executive Vice President,
                                             Chief Financial Officer, and
                                             Chief Administrative Officer
                                             (Principal Accounting Officer)