Form 10-K
period 2000-12-31
STATION CASINOS INC
filed 2001-03-30
CIK 898660

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-21640
                            ------------------------

                             STATION CASINOS, INC.

             (Exact name of registrant as specified in its charter)

            NEVADA                                88-0136443
  (State of incorporation of           (IRS Employer Identification No.)
incorporation or organization)

 2411 WEST SAHARA AVENUE, LAS                        89102
         VEGAS, NEVADA                            (Zip Code)
(Address of principal executive
           offices)

(Registrant's telephone number, including area code): (702) 367-2411

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of March 15, 2001, based on the closing price per share as reported on the New York Stock Exchange was $439,045,476.

    As of March 15, 2001, the registrant has 57,144,121 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be held May 22, 2001 (which has not been made publicly available as of the date of this filing) are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

    When used in this report and elsewhere by management from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements with respect to the financial condition, results of operations and the business of Station Casinos, Inc. (the "Company") and its subsidiaries including the expansion, development and acquisition projects, legal proceedings and employee matters of the Company and its subsidiaries. Certain important factors, including but not limited to, financial market risks, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. Further information on potential factors which could affect the financial condition, results of operations and business of the Company and its subsidiaries including, without limitation, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business economic conditions, development and construction risks, regulatory matters and litigation are included in the filings of the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

GENERAL

    Station Casinos, Inc. is a gaming company that owns and operates seven distinctly themed hotel/ casino properties and two smaller casino properties throughout the Las Vegas metropolitan area. The Company also owns and provides slot route management services in southern Nevada. Management's growth strategy includes the master-planned expansion of the Company's existing gaming facilities in Nevada, as well as the evaluation and pursuit of additional acquisition or development opportunities in Nevada and other gaming markets.

    The Company owns and operates Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Sunset Station Hotel & Casino ("Sunset Station"), Santa Fe Station Hotel & Casino ("Santa Fe Station"), Fiesta Casino Hotel ("Fiesta"), The Reserve Hotel & Casino ("The Reserve") and Tropicana Station, Inc., the operator of Wild Wild West Gambling Hall & Hotel ("Wild Wild West"). The Company also owns a 50% interest in Town Center Amusements, Inc. d.b.a. Barley's Casino & Brewing Company ("Barley's"). Palace Station is situated on approximately 39 acres on Sahara Avenue adjacent to Interstate 15, and is near major attractions on the Las Vegas Strip and downtown Las Vegas. Boulder Station is situated on approximately 46 acres along Boulder Highway, immediately adjacent to Interstate 515, and is located on the opposite side of Las Vegas from Palace Station. Texas Station is located on approximately 47 acres at the corner of Lake Mead Boulevard and Rancho Road in North Las Vegas. Sunset Station is located on approximately 105 acres on Sunset Road immediately adjacent to Interstate 515 and features a Spanish/Mediterranean-themed hotel/casino. Santa Fe Station is situated on approximately 38 acres at the intersection of Interstate 95 and Rancho Road, approximately five miles northwest of Texas Station. Fiesta is situated on approximately 25 acres at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas, across from Texas Station. The Reserve is situated on approximately 46 acres at the intersection of Interstate 215 and Interstate 515. Each of the Company's casinos caters primarily to local Las Vegas residents. The Company markets the five "Station" casinos together under the Station Casinos' brand, and the Fiesta and The Reserve independently, offering convenience and choices to residents throughout the Las Vegas Valley with its strategically located properties.

OPERATING STRATEGY

    Management believes that the following key principles have been integral to its success as a gaming operator and intends to continue to employ these strategies at each of its various operations.

    TARGETED CUSTOMER BASE

    The Company's operating strategy emphasizes attracting and retaining customers primarily from the local and repeat visitor markets. The casino properties attract customers from the Las Vegas locals market through innovative, frequent and high-profile promotional programs, focused marketing efforts and convenient locations, and from the repeat visitor market through aggressive marketing and the development of strong relationships with specifically targeted travel wholesalers. Although perceived value initially attracts a customer to the casino properties, actual value generates customer satisfaction and loyalty. Management believes that actual value becomes apparent during the customer's visit through an enjoyable, affordable and high-quality entertainment experience. Las Vegas, which is and has been one of the fastest growing cities in the United States, is characterized by a strong economy and demographics which include an increasing number of retirees and other active gaming customers. The Company believes that its out-of-town patrons are also discerning customers who enjoy the Company's value-oriented, high-quality approach. Our patrons view the Company's hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and downtown Las Vegas.

    PROVIDE A HIGH-VALUE EXPERIENCE

    Because the Company targets the repeat customer, management is committed to providing a high-value entertainment experience for its customers in its restaurants, hotels, casinos, and other entertainment amenities. Management believes that the value offered by restaurants at each of the casino properties is a major factor in attracting its local gaming customers, as dining is a primary motivation for casino visits by many locals. Through their restaurants, each of which has a distinct theme and style of cuisine, the casino properties offer generous portions of high-quality food at reasonable prices. In addition, the Company's operating strategy focuses on slot and video poker machine play. The Company's target market consists of frequent gaming patrons who seek not only a friendly atmosphere and convenience, but also higher than average payout rates. Because locals and repeat visitors demand variety and quality in their slot and video poker machine play, the casino properties offer the latest in slot and video poker technology, including several games designed exclusively for the Company.

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

    In April 1999, the Company introduced its unified Boarding Pass player rewards program at the casino properties. The Boarding Pass program allows guests to earn points based on their level of gaming activity. These points can then be redeemed for food, entertainment and merchandise at any of the Station properties. This "single card", for which the technology was developed in-house, sets the Company apart from its competition in the Las Vegas locals market.

CASINO PROPERTIES

    Set forth below is certain information concerning the properties that are owned and operated by the Company. The properties are more fully described in the following table.

                             CASINO PROPERTIES (1)

                                                    CASINO                                        PARKING
                                                    SQUARE     HOTEL                   GAMING      SPACES
                    PROPERTY                       FOOTAGE     ROOMS     SLOTS (2)   TABLES (3)     (4)
                    --------                       --------   --------   ---------   ----------   --------
Casino Properties
    Palace Station...............................   84,000     1,014       2,084         51        3,700
    Boulder Station..............................   89,000       300       2,988         44        4,350
    Texas Station................................  102,300       200       2,999         40        5,300
    Sunset Station...............................  110,000       467       3,059         55        7,100
    Santa Fe Station.............................   85,000       200       1,840         27        1,100
    Fiesta.......................................   70,000       100       1,850         24        2,300
    The Reserve..................................   42,000       224       1,450         26        1,900

Other Properties
    Wild Wild West...............................   12,500       260         248          7          500
    Barley's.....................................   10,000        --         199          9           --
    Southwest Gaming.............................       --        --         790         --           --

------------------------

(1) The information with respect to each property other than Fiesta and The Reserve is as of December 31, 2000. Information for Fiesta and The Reserve is as of February 28, 2001.

(2) Includes slot and video poker machines and other coin-operated devices.

(3) Generally includes blackjack ("21"), craps, roulette, pai gow poker, mini baccarat, Caribbean stud poker, let it ride, big six, three card and double down stud. The Casino Properties also offer a keno lounge, poker room, bingo parlor and a race and sports book. Wild Wild West and Barley's also offer a sports book.

(4) Includes covered parking spaces of 1,900 for Palace Station, 1,900 for Boulder Station, 3,500 for Texas Station, 2,900 for Sunset Station and 1,000 for Fiesta.

    PALACE STATION

    Palace Station is strategically located on approximately 39 acres at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas' most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. Palace Station's ample parking and convenient location assure customers easy access to the hotel and casino, a factor that management believes is particularly important in attracting and retaining its customers. The Palace Station complex features a turn-of-the-20th-century railroad station theme. The complex also includes two swimming pools, an approximately 20,000-square foot banquet and convention center, five full-service restaurants, several fast-food outlets, a 24-hour gift shop and a non-gaming video arcade.

    Palace Station's five full-service restaurants have a total of over 1,225 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the 24-hour Palace Cafe (featuring American and Chinese fare), an all-you-can-eat buffet known as "The Feast," the Broiler (a steak and seafood restaurant), the Pasta Palace (an Italian restaurant) and the Guadalajara Bar & Grille (a Mexican restaurant). Palace Station also offers a 17 seat Oyster Bar. Palace Station guests also may take advantage of the Palace Saloon Piano Bar and the Sound Trax Lounge, which provide music, dancing and entertainment.

    BOULDER STATION

    Boulder Station, which opened in August 1994, is strategically located on approximately 46 acres on the opposite side of Las Vegas from Palace Station. Patrons enjoy convenient access to this facility which is located on Boulder Highway and immediately adjacent to the Interstate 515 interchange. Management believes that its highly visible location at this well-traveled intersection offers a competitive advantage relative to existing hotels and casinos located on Boulder Highway. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. The Boulder Station complex, like Palace Station, features a turn-of-the-20th-century railroad station theme. The complex also includes five full-service restaurants, several fast-food outlets, a 750-seat entertainment lounge, eight additional bars, a high-quality 11-screen movie theater complex, a Kid's Quest child-care facility, a swimming pool, a non-gaming video arcade and a gift shop.

    Boulder Station's five full-service restaurants have a total of over 1,400 seats. These restaurants offer a variety of high-quality food at reasonable prices. Restaurant themes and menus are similar to Palace Station's, allowing Boulder Station to benefit from the market acceptance and awareness of this product. Restaurants include the 24-hour Boulder Cafe (featuring American and Chinese fare), an all-you-can-eat buffet known as "The Feast," the Broiler (a steak and seafood restaurant), the Pasta Palace (an Italian restaurant), and the Guadalajara Bar & Grille (a Mexican restaurant). In addition to these restaurants, Boulder Station offers various fast-food outlets. Boulder Station's restaurants and bars are located in open settings that are designed to intermingle the dining and gaming experience.

    TEXAS STATION

    Texas Station, which opened in July 1995, is strategically located on approximately 47 acres located at the corner of Lake Mead Boulevard and Rancho Road in North Las Vegas. The facility features a friendly, "down-home" Texas atmosphere, highlighted by its distinctive early Texas architecture. In
December 2000, the Company completed a master-planned expansion at Texas Station with capital expenditures of approximately $78 million. The scope of the project included renovation of various restaurants and additional upgrades to provide consistency in the quality of finishes between all phases of Texas' expansion. The expansion project also included the addition of 350 gaming devices, a 60-lane bowling center and approximately 40,000 square feet of meeting and banquet space. The latest phase of the master plan was designed to further position Texas Station as an all-inclusive entertainment destination for Las Vegas residents. Texas Station includes four full-service restaurants, several fast-food outlets, a 10,000-square foot Kid's Quest child-care facility, a 300-seat entertainment lounge, a 1,700-seat event center, seven additional bars, a high-quality 18-screen movie theater complex, a swimming pool, a non-gaming video arcade and a gift shop. Management believes that the theater complex provides a competitive advantage for the property and is an additional attraction that draws a significant number of patrons to the facility.

    Texas Station's four full-service restaurants have a total of over 1,300 seats. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Texas Cafe (featuring American and Chinese fare), Austin's Steakhouse, the San Lorenzo (an Italian restaurant) and the Market Street Buffet (featuring seven different food stations). Texas Station also features the Texas Star Oyster Bar, which has 110 seats. In addition to the Texas Station-themed restaurants, guests may also take advantage of the unique features of several bars and lounges including the Martini Ranch, the Whiskey Bar, the Garage Bar, or the Armadillo Honky Tonk. The facility also offers a variety of fast-food outlets to enhance the customers' dining selection. Management believes that the quality and variety of the restaurants offered at the facility are a major draw in the rapidly growing North Las Vegas and Summerlin markets.

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

    Sunset Station is distinguished from the Company's other properties by its interior and exterior Spanish/Mediterranean-style architecture. The facility seven full-service restaurants, themed to capitalize on the restaurants at the Company's other properties, a 520-seat entertainment lounge and a 4,000-seat outdoor amphitheater, additional bars, a gift shop, a non-gaming video arcade, a high-quality 13-screen movie theater complex, a Kid's Quest child-care facility, and a swimming pool, as well as several fast-food outlets and franchises.

    Sunset Station's seven full-service restaurants have a total of over 2,200 seats featuring "live-action" cooking and simulated patio dining. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Sunset Cafe (featuring American and Chinese fare), the Sonoma Cellar (a steakhouse), the Casa Del Sol (a seafood restaurant), the Capri (an Italian restaurant), Guadalajara Bar & Grille (a Mexican restaurant), Sunset Brewing Company (a microbrewery) and The Feast Around the World, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Sunset Station also features a 65 seat Oyster Bar. Guests may also take advantage of the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained-glass and a water light display. The facility also offers fast-food outlets to enhance the customers' dining selection.

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

    SANTA FE STATION

    On October 2, 2000, the Company consummated the purchase of substantially all of the assets of the Santa Fe Hotel & Casino for an aggregate purchase price of $205 million and renamed the property "Santa Fe Station." Santa Fe Station is strategically located on approximately 38 acres at the intersection of Interstate 95 and Rancho Road, approximately five miles northwest of Texas Station. Santa Fe Station has approximately 440,000 square feet of main facility area and features a Southwestern theme which includes a swimming pool, three full-service restaurants, several fast food outlets, a gift shop, a non-gaming video arcade, a 250-seat entertainment lounge, four additional bars, a

60-lane bowling center, a regulation-sized ice skating arena and 10,000 square feet of meeting and banquet facilities.

    Santa Fe Station's three full-service restaurants have a total of over 400 seats, and include the Taos Steakhouse, the Capri (an Italian restaurant) and the 24-hour Santa Fe Cafe (featuring American and Chinese fare).

    In October, the Company began a renovation, retheming and expansion project at the property. In late November, the number of slot machines on the casino floor were increased to 1,932 and remodeled restaurants were opened. The Company is currently constructing a 1,700-space parking garage, a food court area with eight lease tenants, a 25,000-square foot casino expansion to allow for approximately 700 additional gaming devices, the build-out of lease tenant space for two new restaurants, a new hotel lobby and a new gift shop. The Company expects that post-acquisition renovation, retheming and expansion capital expenditures at Santa Fe Station will total approximately $71 million and the expansion project will be completed in the third quarter of 2001.

    FIESTA

    On January 4, 2001, the Company consummated the purchase of substantially all of the assets of the Fiesta Casino Hotel for a purchase price of $170 million. The property will retain the Fiesta name and theme. Fiesta is strategically located on approximately 25 acres at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas across from Texas Station. Fiesta features a Southwestern theme which also includes a swimming pool, four full-service restaurants, several fast-food outlets, a gift shop, a non-gaming video arcade, a 970-seat entertainment lounge and five additional bars.

    Fiesta's four full-service restaurants have a total of over 1,100 seats, and include Gardunos (a Mexican restaurant), the Old San Francisco Steakhouse, the Festival Buffet and the 24-hour Cafe Fiesta (featuring American fare).

    The Company expects to spend approximately $5 million during the first half of 2001 on minor renovations to the property.

    THE RESERVE

    On January 30, 2001, the Company consummated the purchase of substantially all of the assets of The Reserve Hotel & Casino for an aggregate purchase price of $71.8 million. The property will retain its name and theme pending further evaluation. The Reserve is strategically located on approximately 46 acres at the intersection of Interstate 215 and Interstate 515. The Reserve features an African safari and big game reserve theme which also includes a swimming pool, four full-service restaurants, several fast-food outlets, a gift shop, three bars and lounges and meeting space.

    The Reserve's four full-service restaurants have a total of over 1,000 seats, and include the Tusk Steakhouse, Serengeti Spaghetti (an Italian restaurant), the Grand Safari Buffet and the 24-hour Congo Jack's Cafe (featuring American and Chinese fare).

    The Company expects to spend approximately $8 million during 2001 to make minor revisions and additions to the casino floor and parking areas.

OTHER PROPERTIES

    WILD WILD WEST

    Wild Wild West, which the Company acquired in July 1998, is strategically located on approximately 19 acres located on Tropicana Avenue and immediately adjacent to Interstate 15. Wild Wild West has a full service restaurant and bar.

    BARLEY'S

    Barley's, which opened in January 1996, is a casino and brew pub located in Henderson, Nevada which the Company owns a 50% interest. Barley's offers a full service restaurant and bar.

    SOUTHWEST GAMING

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

EXPANSION STRATEGY

    SELECTION CRITERIA

    Management believes that a highly visible central location, convenient access and ample parking are critical factors in attracting local patronage and repeat visitors. Additionally, sites must be large enough to support multi-phased master-planned growth to capitalize on growing demand in incremental stages. The Company selects sites that are centrally located within a dense population base so that the facility cannot be cut-off from its primary market. These sites generally have been adjacent to high-traffic surface streets and interstate highways. Management believes that each of its casino properties' locations has provided the Company with a significant competitive advantage to attract its targeted customer base.

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

    GREEN VALLEY RANCH

    A 50/50 joint venture between the Company and GCR Gaming, LLC (an affiliate of American Nevada Corporation) has commenced construction of a new casino/resort, Green Valley Ranch on the south side of Interstate 215 at Green Valley Parkway in Henderson, Nevada. The 40-acre resort site is part of a 170-acre mixed-use commercial, retail and office project. The Company expects to contribute approximately $50 million in cash equity for a 50 percent equity ownership. As of December 31, 2000, the Company has made cash equity contributions of $34 million. The Company will be the managing partner of Green Valley Ranch and will receive a management fee for its services. Construction of the resort is expected to be completed in the fourth quarter of 2001. The estimated construction cost of this project is approximately $300 million. The project is expected to be capitalized with total equity contributions from the partners of approximately $100 million and third party financing for the remainder. The joint venture has received commitments from a group of banks for a $165 million reducing revolving credit facility, subject to customary conditions. The Company anticipates that it will be required to enter into a completion guarantee and a make-well agreement in connection with the Green Valley Ranch financing. In addition, the joint venture anticipates obtaining
$35 million of equipment lease financing from a group of lenders. The Company has co-owned Barley's with an affiliate of American Nevada Corporation since January 1996.

    The new project is planned to complement the Green Valley Ranch master-planned community. The plans for the project include over 330,000 square feet of public space and 200 hotel rooms. Planned entertainment amenities include a state-of-the-art spa with outdoor pools, a 10-screen movie theater, six full-service restaurants, a fast-food court with six quick-serve outlets and a non-gaming arcade. It is anticipated that the casino will have over 2,400 slot machines and 40 table games. The planned facility also includes a race and sports book, a poker room and parking for approximately 3,200 vehicles in a low-rise garage and on surface parking.

    UNITED AUBURN INDIAN COMMUNITY

    On October 12, 1999, the Company announced that it has entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Subject to the receipt of certain governmental approvals, as well as voter approval of a proposed amendment to the California constitution, the Company and the UAIC intend to develop a gaming and entertainment facility on 49 acres, located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. Voter approval of the proposed amendment to the California constitution was received in March 2000, however, there can be no assurances when or if the necessary government approvals will be received. The scope and the timing of this project have yet to be determined.

COMPETITION

    The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Indian reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than the Company. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. Legalized casino gaming in such states and on Indian reservations will provide strong competition to the Company and could adversely affect the Company's operations, particularly to the extent that such gaming is conducted in areas close to the Company's operations. Indian gaming in California, as it currently exists, has had little, if any impact on the Company's operations to date, although there are no assurances as to future impact. Proposition 1A is an amendment to the California Constitution, passed by the voters of California on March 7, 2000, designed to modify the Constitution to authorize the Governor to negotiate compacts with federally recognized Indian tribes, subject to Legislative ratification, for the operation of slot machines, lottery games, and banking and percentage games (including "21") on Indian lands. In
September 1999 the Governor negotiated, and the Legislature ratified, compacts with 57 Indian tribes that became effective with the passage of Proposition 1A. It is not certain how Proposition 1A will affect the Company; however, because visitors from California make up Nevada's largest visitors market, with Proposition 1A, increased competition from Indian gaming may result in a decline in the Company's revenues and may have a material adverse effect on the Company's business.

    The casino properties face more direct competition from 35 nonrestricted gaming locations primarily targeted to the local and the repeat visitor markets. Some of these competitors have completed expansions and existing competitors and new entrants into these markets are in the planning stages or under construction on other projects. Although the Company has competed strongly in these marketplaces, there can be no assurance that additional capacity will not have a negative impact on the Company.

    The casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. In addition, the casino properties face competition from all smaller nonrestricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area. As of December 31, 2000, there were 1,324 restricted gaming locations with a total of 12,946 slot machines. The Company competes with other locals oriented hotel/ casinos by focusing on repeat customers and attracting these customers through innovative marketing programs. The Company's value-oriented, high-quality approach is designed to generate repeat business. Additionally, the casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Currently, there are approximately 32 major gaming properties located on or near the Las Vegas Strip, 14 located in the downtown area and several located in other areas of Las Vegas. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the businesses of the casino properties. The additional capacity has had little, if any, impact on the casino properties' hotel occupancy or casino volume to date, although there can be no assurance that hotel occupancy or casino volume will not be adversely affected in the future.

    To a lesser extent, the Company's operations compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, with facilities in Atlantic City, New Jersey, casinos located on Indian reservations and other parts of the world and with state-sponsored lotteries, on-and-off-track pari-mutuel wagering, card parlors and other forms of legalized gambling.

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

    The Company's direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. SGSI is licensed as a distributor and as an operator of a slot machine route. Palace Station Hotel & Casino, Inc. ("PSHC"), Boulder Station, Inc. ("BSI"), Texas Station, Inc. ("TSI"), Sunset Station, Inc. ("SSI"), Tropicana Station, Inc. ("TRSI"), Santa Fe Station, Inc. ("SFSI"), Fiesta Station, Inc. ("FSI") and Lake Mead Station, Inc. ("LMSI") have received licenses to conduct nonrestricted gaming operations. Town Center
Amusements, Inc. ("TCAI") has been licensed to conduct nonrestricted gaming operations at Barley's Casino & Brewing Company ("Barley's Casino"), a micro brewery and casino located in Southeast Las Vegas. The Company's ownership in TCAI is held through an intermediary company known as Green Valley
Station, Inc. ("GVSI") which is licensed as a member and Manager of TCAI. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of PSHC, BSI, TSI, SSI, TRSI, GVSI, SGSI, SFSI, FSI and LMSI. The Company is also licensed as a manufacturer and distributor. PSHC, BSI, TSI, SSI, TRSI, GVSI, SGSI, SFSI, FSI, and LMSI are each a corporate gaming licensee and TCAI is a limited liability company licensee (individually a "Gaming Subsidiary" and collectively the "Gaming Subsidiaries") under the terms of the Nevada Act. As a Registered Corporation, the Company is required periodically to submit detailed financial and operating reports to the Nevada Commission and the Nevada Board and furnish any other information which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (individually, a "Gaming License" and collectively, the "Gaming Licenses") required in order to engage in gaming activities in Nevada.

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

    If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta, The Reserve, Wild Wild West and Barley's Casino and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the Gaming Licenses of the Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any Gaming License would) have a material adverse affect on the Company's gaming operations.

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

    The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On
May 27, 1999, the Nevada Commission granted the Company prior approval to make public offerings for a period of two years, subject to certain conditions ("Shelf Approval"). The Shelf Approval has been amended several times to reflect the addition of new subsidiaries, most recently on January 25, 2001. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two year approval period. The Shelf Approval also applies to any affiliated company wholly-owned by the Company (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, the Company or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

    NEVADA LIQUOR REGULATIONS

    The sale of alcoholic beverages at Palace Station and Santa Fe Station is subject to licensing, control and regulation by the City of Las Vegas. The sale of alcoholic beverages at Boulder Station and Wild Wild West is subject to licensing control and regulation by the Clark County Board. Texas Station and Fiesta are subject to licensing control and regulation of the City of North Las Vegas. Sunset Station, The Reserve and Barley's Casino are subject to the licensing control and regulation of the City of Henderson and the Department of Treasury, Bureau of Alcohol, Tobacco and Firearms, as applicable. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gaming Subsidiaries.

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

EMPLOYEES

    As of December 31, 2000, the Company and its subsidiaries had approximately 8,100 employees and as a result of the acquisitions of Fiesta and The Reserve, the number of employees has increased to approximately 9,600. From time to time, certain employees of the Company are contacted by unions and the Company engages in discussions with such employees regarding establishment of collective bargaining agreements. In 1998, approximately 12 of the Company's employees voted to be represented by a union. While the Company is from time to time faced with such movements by employees, the Company does not believe that such movements will have any broad-based impact on its employees; however there can be no assurances to that effect. Management believes that it has good relationships with its employees.

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

    Texas Station is situated on approximately 47 acres located in North Las Vegas, Nevada. The Company leases this land from a trust pursuant to a long-term ground lease. The trustee of this trust is Bank of America NT&SA, the beneficiary of which is Texas Gambling Hall & Hotel, Inc., an affiliate company of the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $287,500 through June 2010. In July 2010, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of
(i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. The rent will be further adjusted by a cost of living factor after the first ten years and every ten years thereafter. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals beginning in May 2000, to purchase the land at fair market value. The Company did not exercise its May 2000 option. Pursuant to the ground lease, the lessor will have a right to put the land to the Company, exercisable no later than one year after the first to occur of
(a) a change of control (as defined in the lease), or (b) delivery of written notice that such a change of control is anticipated, at a purchase price equal to fair market value as determined by negotiation. The Company believes that the terms of the ground lease are as fair to the Company as could be obtained from an independent third party. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Amended Bank Facility.

    Sunset Station is situated on approximately 105 acres located in the Green Valley/Henderson area of Las Vegas, Nevada. The Company leases approximately 48 acres pursuant to a long-term ground lease with an unaffiliated third party. The lease was entered into in June 1994, and has a term of 65 years with monthly rental payments of $120,000, adjusted on each subsequent five-year anniversary by a cost of living factor. The Company has notified the landlord of its intention to exercise its option to purchase this land for $23.8 million in June 2001. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Amended Bank Facility.

    Santa Fe Station is situated on approximately 38 acres located on the northwest side of Las Vegas, Nevada.

    Fiesta, which was purchased on January 4, 2001, is situated on approximately 25 acres in North Las Vegas, Nevada across from Texas Station.

    The Reserve, which was purchased on January 30, 2001, is situated on approximately 46 acres in Henderson, Nevada.

    The Company currently owns or leases six sites, which have been acquired for potential gaming projects, consisting of 224 acres with options on an additional 66 acres adjacent to two of the sites.

ITEM 3. LEGAL PROCEEDINGS

    The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs.

    POULOS/AHEARN CASE

    On April 26, 1994, a suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et al., as class representative, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company. On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et al., as class representative, in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel/casino companies. The lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court for the District of Nevada. On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff, Larry Schreier, et al., as class representative, in the United States District Court for the District of Nevada, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot machines, including the Company. Motions to dismiss the Poulos/ Ahearn and Schreier cases were filed by defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996. On May 31, 1996, an Amended Complaint was filed, naming William H. Poulos, et al., as plaintiff. Defendants filed a motion to dismiss. On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to dismiss the Amended Complaint. In December 1996, the Court consolidated the Poulos/ Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants' Motions to Dismiss the Amended Complaints. The plaintiffs filed a Consolidated Amended Complaint on February 13, 1997. On or about December 19, 1997, the Court issued formal opinions granting in part and denying in part the defendants' motion to dismiss. In so doing, the Court ordered plaintiffs to file an amended complaint in accordance with the Court's orders in January of 1998. Accordingly, plaintiffs amended their complaint and filed it with the United States District Court for the District of Nevada in February 1998. The Company and all other defendants continue to deny the allegations contained in the amended complaint filed on behalf of plaintiffs. The plaintiffs are seeking compensatory, special, consequential, incidental, and punitive damages in unspecified amounts. The defendants have committed to vigorously defend all claims and allegations contained in the consolidated action. The parties have fully briefed the issues regarding class certification, which are currently pending before the court. The Company does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

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

    FITZGERALD'S SUGAR CREEK, INC. V. KANSAS CITY STATION CORP., ET AL.

    On December 20, 2000, SCI and Kansas City Station Corporation were named as defendants in an action styled FITZGERALD SUGAR CREEK. INC. V. KANSAS CITY STATION CORP., ET AL., No. 00CV230480 (Circuit Court of Jackson County, Missouri). The Company and its subsidiary responded to this lawsuit on January 19, 2001 and moved to remove the case to bankruptcy court in Nevada. The plaintiff alleges that the defendants are liable for unspecified actual punitive damages and other relief, based on alleged tortious interference with the plaintiff's business expectancy of receiving a Missouri gaming license in the Kansas City metropolitan area. The allegations of the petition appear to be based on the same issues involved in the investigation by the Missouri Gaming Commission related to activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri. The plaintiff also alleges claims based on fraudulent concealment and civil conspiracy. Although no assurance can be made with respect to any litigation, the Company believes that the plaintiffs claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock trades on the New York Stock Exchange under the symbol "STN". Prior to September 5, 1996, the common stock traded on the Nasdaq Stock Market under the symbol "STCI". On May 23, 2000, the Company announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for all fractional shares. All share data has been adjusted retroactively for the 3-for-2 stock split. The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock as reported on the New York Stock Exchange, adjusted for the stock split.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDING DECEMBER 31, 2000
    First Quarter...........................................   $16.17     $11.79
    Second Quarter..........................................    20.00      13.50
    Third Quarter...........................................    17.92      12.13
    Fourth Quarter..........................................    19.13      14.00
FISCAL PERIOD ENDING DECEMBER 31, 1999
    First Quarter...........................................   $ 9.92     $ 5.29
    Second Quarter..........................................    13.59       8.17
    Third Quarter...........................................    16.42      11.33
    Fourth Quarter..........................................    18.25      11.00

    As of March 15, 2001, there were 617 holders of record of the Company's common stock.

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

    The selected consolidated financial data presented below as of and for the Company's fiscal years ended March 31, 1997 and 1998, for the Transition Period 1998, and for the fiscal years ended December 31, 1999 and 2000 have been derived from consolidated financial statements which, except for 1997 and 1998, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

                                       FOR THE YEARS ENDED                    FOR THE YEARS ENDED
                                          DECEMBER 31,         TRANSITION          MARCH 31,
                                     -----------------------     PERIOD     -----------------------
                                        2000         1999         1998         1998         1997
                                     ----------   ----------   ----------   ----------   ----------
                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:
Net revenues.......................  $  991,678   $  942,469   $  642,214   $  769,610   $  583,515
Operating income...................     242,812       28,871       64,696       84,186       58,123
Income (loss) before income taxes
  and extraordinary item...........     148,149      (47,223)      (9,864)      (4,120)      21,378
Extraordinary item-loss on early
  retirement of debt, net of
  applicable income tax benefit....        (546)     (10,653)      (3,104)      (2,042)          --
Net income (loss) applicable to
  common stock.....................      93,505      (44,758)     (17,531)     (12,441)       6,518
Basic earnings (loss) per common
  share............................  $     1.55   $    (0.76)  $    (0.33)  $    (0.23)  $     0.12
Diluted earnings (loss) per common
  share............................  $     1.48   $    (0.76)  $    (0.33)  $    (0.23)  $     0.12
BALANCE SHEET DATA:
Total assets.......................  $1,440,428   $1,276,273   $1,531,925   $1,300,216   $1,234,118
Long-term debt.....................     989,625      942,480    1,147,266      900,226      760,963
Stockholders' equity...............     288,887      216,801      269,406      286,887      298,848

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

RESULTS OF OPERATIONS

    The following table highlights the results of operations for the Company (dollars in thousands):

                                                                             TWELVE
                                                    FISCAL YEARS ENDED       MONTHS
                                                       DECEMBER 31,          ENDED       TRANSITION
                                                    -------------------   DECEMBER 31,     PERIOD
                                                      2000       1999         1998          1998
                                                    --------   --------   ------------   ----------
                                                                          (UNAUDITED)
NET REVENUES -- TOTAL.............................  $991,678   $942,469     $847,015      $642,214
    Nevada Operations (a).........................   627,968    584,852      526,854       397,908
    Missouri Operations (a).......................   315,422    313,439      290,160       219,734
    Other (a).....................................    48,288     44,178       30,001        24,572

OPERATING INCOME (LOSS) -- TOTAL..................  $242,812   $ 28,871     $ 92,380      $ 64,696
    Nevada Operations (a).........................   165,138    147,217      111,902        83,669
    Missouri Operations (a).......................   102,882    (85,269)      (1,528)       (5,056)
    Other (a).....................................   (25,208)   (33,077)     (17,994)      (13,917)

CASH FLOWS FROM:
    Operating activities..........................  $163,696   $173,058     $108,321      $ 76,692

EBITDA, AS ADJUSTED (B) -- TOTAL..................  $273,847   $236,970     $192,384      $147,682
    Nevada Operations (a).........................   211,252    186,677      150,413       113,284
    Missouri Operations (a).......................    82,636     69,223       54,314        43,163
    Other (a).....................................   (20,041)   (18,930)     (12,343)       (8,765)

EBITDA, AS ADJUSTED (B), ADJUSTED FOR THE SUNSET
  EQUIPMENT LEASE -- TOTAL........................  $273,847   $242,890     $200,952      $154,186
    Nevada Operations (a).........................   211,252    192,597      158,981       119,788

------------------------

(a) The Nevada Operations include the accounts of: Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station (from October 2,
    2000) and preopening expenses related to Fiesta and The Reserve. The Missouri Operations include the accounts of: Station Casino St. Charles and Station Casino Kansas City. On December 20, 2000, the Company completed the sale of substantially all of the assets of the Missouri Operations. Other includes the operations of Wild Wild West, the Company's investment in Barley's, Southwest Gaming and Corporate expense.

(b) "EBITDA, As Adjusted" consists of operating income plus depreciation, amortization, preopening expenses, restructuring charge, Missouri/Nevada investigations and fines, gain on sale of Missouri assets and impairment loss. The Company believes that in addition to cash flows and net income, EBITDA, As Adjusted is a useful financial performance measurement for assessing the operating performance of the Company. Together with net income and cash flows, EBITDA, As Adjusted provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and incur capital expenditures. To evaluate EBITDA, As Adjusted and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, preopening expenses, restructuring charge, Missouri/Nevada investigations and fines, gain on the sale of Missouri assets and impairment loss, each of which can significantly affect the

    Company's results of operations and liquidity and should be considered in evaluating the Company's operating performance, cannot be determined from EBITDA, As Adjusted. Further, EBITDA, As Adjusted does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or adjustments to such measures may calculate EBITDA, or such adjustments in the same manner as the Company, and therefore, the Company's measure of EBITDA, As Adjusted may not be comparable to similarly titled measures used by other gaming companies.

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

    CONSOLIDATED NET REVENUES

    The increase in consolidated net revenues for the fiscal year ended
December 31, 2000 as compared to the fiscal year ended December 31, 1999 is due to increased revenues at all of the Company's properties with the exception of Station Casino St. Charles, which decreased slightly. Increased revenues at the Nevada Operations are partially a result of the acquisition of Santa Fe Station on October 2, 2000 and the subsequent completion in late November of the renovation and retheming of the casino and restaurants. In addition, revenues at the Nevada Operations increased in the early part of the year due to the introduction of the Boarding Pass player rewards program in April 1999, which makes it more convenient for customers to take advantage of products, services and amenities offered under the Station brand. Net revenues at the Missouri Operations increased slightly. However, the results were negatively impacted during the fourth quarter due to inclement weather throughout the Midwest, the anticipated sale of the Missouri Operations and the timing of the sale of the Missouri Operations on December 20, 2000.

    The increase in consolidated net revenues for the fiscal year ended
December 31, 1999 as compared to the twelve months ended December 31, 1998 is due to increased revenues at all of the Company's properties. Increased revenues at the Nevada Operations are partially a result of the completed master-planned expansions at Texas Station and Sunset Station, which were completed in February 1999 and November 1998, respectively. In addition, revenues at the Nevada Operations increased due to the introduction of the Boarding Pass player rewards program in April 1999, which makes it more convenient for customers to take advantage of the Station brand. Net revenues at the Missouri Operations increased 8% primarily due to Station Casino Kansas City which generated a 13% increase.

    OPERATING INCOME/OPERATING MARGIN

    The Company's operating income was impacted by certain charges/credits in each of the above periods that affect the ability to analyze year to year comparisons. The following table identifies these charges/credits (dollars in thousands):

                                                                              TWELVE
                                                     FISCAL YEARS ENDED       MONTHS
                                                        DECEMBER 31,          ENDED       TRANSITION
                                                     -------------------   DECEMBER 31,     PERIOD
                                                       2000       1999         1998          1998
                                                     --------   --------   ------------   ----------
                                                                           (UNAUDITED)
Operating income...................................  $242,812   $ 28,871     $ 92,380       $64,696
    OPERATING MARGIN...............................      24.5%       3.1%        10.9%         10.1%

Certain charges/credits:
    Gain on sale of Missouri assets................  $(41,731)  $     --     $     --       $    --
    Missouri/Nevada investigations and fines.......     4,388         --           --            --
    Preopening expenses............................     3,858         --           --            --
    Restructuring charge...........................     1,174         --           --            --
    Impairment loss................................        --    137,435       30,011        30,011

Operating income, excluding certain
  charges/credits..................................  $210,501   $166,306     $122,391       $94,707
    OPERATING MARGIN, EXCLUDING CERTAIN
      CHARGES/CREDITS..............................      21.2%      17.6%        14.4%         14.7%

    Consolidated operating income, excluding certain charges/credits, improved by $44.2 million in the fiscal year ended December 31, 2000 as compared to the fiscal year ended December 31, 1999 with operating income at all of the Company's properties increasing with the exception of Texas Station. The increases at the Nevada Operations are attributed to the same factors affecting consolidated net revenues discussed above, to the elimination of the equipment lease at Sunset Station in October 1999 and the continued focus on cost controls at each of the properties. The increases at the Missouri Operations are primarily due to significant improvement in operations at both Station Casino St. Charles and Station Casino Kansas City. Operating income at Station Casino St. Charles increased significantly due to a reconfiguration of the gaming operations which transferred all gaming activities from the riverboat to the barge. The new configuration is much more efficient from a cost perspective than the two facility layout. Station Casino Kansas City continued to benefit from increases in the overall gaming market in the Kansas City area.

    The consolidated operating margin, excluding certain charges/credits, improved in the fiscal year ended December 31, 2000 as compared to the fiscal year ended December 31, 1999, due to the operating margin at the Missouri Operations improving 7.6 percentage points as a result of the elimination of costs associated with the riverboat in St. Charles, as discussed above, and the Nevada Operations improving 1.7 percentage points due primarily to the revenue growth discussed above.

    Consolidated operating income, excluding certain charges/credits, improved by $43.9 million in the fiscal year ended December 31, 1999 as compared to the twelve months ended December 31, 1998 with operating income at all of the Company's properties increasing. The increases at the Nevada properties are attributed to the same factors affecting consolidated net revenues discussed above and the increases at the Missouri properties are primarily attributed to a 95.2% increase in operating income, excluding certain charges/credits, at Station Casino Kansas City due to a significant improvement in operations at this property. In addition, the decline in the prior year at Station Casino St. Charles was reversed as the property posted a $1.6 million increase in operating income, excluding certain charges/credits.

    The consolidated operating margin, excluding certain charges/credits, improved in the fiscal year ended December 31, 1999 as compared to the twelve months ended December 31, 1998, due to the operating margins at Sunset Station and Station Casino Kansas City improving over 600 basis points and smaller increases at all of the other properties.

    The following table highlights the various sources of revenues and expenses for the Company as compared to prior periods (dollars in thousands):

                                                                                TWELVE
                                                   FISCAL YEARS ENDED           MONTHS
                                                      DECEMBER 31,              ENDED          TRANSITION
                                                 ----------------------      DECEMBER 31,        PERIOD
                                                   2000          1999            1998             1998
                                                 --------      --------      ------------      ----------
                                                                             (UNAUDITED)
Casino revenues................................  $807,880      $764,089        $673,124         $509,149
Casino expenses................................   372,826       356,365         328,953          249,353
    MARGIN.....................................      53.9%         53.4%           51.1%            51.0%

Food and beverage revenues.....................  $137,198      $141,116        $138,044         $104,538
Food and beverage expenses.....................    83,879        88,898          88,423           66,121
    MARGIN.....................................      38.9%         37.0%           35.9%            36.7%

Room revenues..................................  $ 46,260      $ 42,870        $ 39,678         $ 30,040
Room expenses..................................    16,416        15,860          14,975           11,515
    MARGIN.....................................      64.5%         63.0%           62.3%            61.7%

Other revenues.................................  $ 67,999      $ 62,286        $ 59,924         $ 47,663

Selling, general and administrative expenses...  $180,659      $190,753        $181,723         $136,649
    PERCENT OF NET REVENUES....................      18.2%         20.2%           21.5%            21.3%

Corporate expense..............................  $ 26,974      $ 23,007        $ 15,661         $ 11,431
    PERCENT OF NET REVENUES....................       2.7%          2.4%            1.8%             1.8%

    CASINO.  Casino revenues increased 5.7% for the fiscal year ended
December 31, 2000 as compared to the fiscal year ended December 31, 1999 with increases at all of the Company's properties. The increase in casino revenues at the Nevada Operations is a result of the same factors affecting consolidated net revenues discussed above. The growth in casino revenues in the second half of the year was tempered somewhat due to the competitive impact of the opening of the Suncoast on Texas Station, continued road construction near Palace Station and competitive supply increases on the Boulder Strip and surrounding areas. The increase in casino revenues at the Missouri Operations was impacted by the same factors affecting consolidated net revenues discussed above. The casino profit margin remained relatively consistent for the fiscal year ended December 31, 2000 as compared to the fiscal year ended December 31, 1999.

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

    FOOD AND BEVERAGE. Food and beverage revenues decreased 2.8% for the fiscal year ended December 31, 2000 as compared to the fiscal year ended December 31, 1999 despite the acquisition of Santa Fe Station. At the Nevada Operations, food and beverage revenues remained flat with the acquisition of Santa Fe Station offsetting the reduction in food covers at the other Nevada properties. The reduction in food covers is due to a combination of selected menu price increases and additional competition in the market from restaurants in both gaming and non-gaming facilities. At the Missouri Operations, food and beverage revenues experienced a 12.4% decrease primarily due to a decrease in food covers as a result of selected menu price increases at Station Casino Kansas City and to an overall reduction of complimentaries at Station Casino St. Charles. Food and beverage net profit margin increased for the fiscal year ended December 31, 2000 as compared to the fiscal year ended December 31, 1999 due to an improvement at the Nevada Operations, primarily as a result of continued focus on cost control and purchasing efficiencies, as well as selected menu price increases. The increase in margin at the Nevada Operations was offset by a decrease at Station Casino St. Charles.

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

    ROOM. Room revenues for the fiscal year ended December 31, 2000 increased 7.9% as compared to the fiscal year ended December 31, 1999. The increase in room revenues is primarily due to the acquisition of Santa Fe Station and to average daily room rates at Palace Station and Wild Wild West increasing 14.9% and 12.7%, respectively, over the prior year and smaller increases at the other Nevada properties. At Palace Station the room rates for all market segments were increased as a result of room renovations completed during the summer. The increase in average daily room rate at the Nevada properties was offset by a decrease in the average daily room rate at Station Casino Kansas City to $106 in the fiscal year ended December 31, 2000 from $109 in the fiscal year ended December 31, 1999 due to new lower rate competitors that entered the market during 1999.

    The company-wide room occupancy decreased to 88% in the fiscal year ended December 31, 2000 as compared to 89% in the fiscal year ended December 31, 1999 due to the Company increasing room rates at the Nevada properties. The company-wide average daily room rate increased to $58 in the fiscal year ended December 31, 2000 as compared to $54 in the fiscal year ended December 31, 1999.

    Room revenues for the fiscal year ended December 31, 1999 increased 8.0% over room revenues for the twelve months ended December 31, 1998. The primary reason for this increase was due to the acquisition of Wild Wild West in July 1998, which contributed $2.3 million of room revenues in the fiscal year ended December 31, 1999 as compared to $1.1 million of room revenues in the twelve months ended December 31, 1998.

    The company-wide room occupancy decreased to 89% in the fiscal year ended December 31, 1999 as compared to 90% in the twelve months ended December 31, 1998 due to the Company increasing room rates at the properties. The average daily room rate increased to $54 in the fiscal year ended December 31, 1999 as compared to $51 in the twelve months ended December 31, 1998.

    SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). As a percent of net revenues, SG&A decreased to 18.2% in the fiscal year ended December 31, 2000, as compared to 20.2% in the fiscal year ended December 31, 1999. This decrease is due primarily to the continuing operating efficiencies in addition to the elimination of the equipment lease at Sunset Station in October 1999. Also, due to the fixed cost nature of some of these expenses, they decrease on a percentage basis as the Company continues to increase revenue.

    As a percent of net revenues, SG&A decreased to 20.2% in the fiscal year ended December 31, 1999 as compared to 21.5% in the twelve months ended December 31, 1998. These decreases are due primarily to the fine tuning of operations at Sunset Station and Station Casino Kansas City.

    CORPORATE EXPENSE. Corporate expense as a percent of net revenues increased to 2.7% in the fiscal year ended December 31, 2000 as compared to 2.4% in the fiscal year ended December 31, 1999. Corporate expense as a percent of net revenues increased to 2.4% in the fiscal year ended December 31, 1999 as compared to 1.8% in the twelve months ended December 31, 1998. The Company has increased its corporate infrastrucure and spending on Information Technology and Human Resources as it continues to lay the foundation for future growth.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 10.4% in the fiscal year ended December 31, 2000 to $63.3 million as compared to $70.7 million in the fiscal year ended December 31, 1999. This decrease is primarily due to the write down of assets at Station Casino St. Charles in the fourth quarter of 1999 and also due to the assets at Station Casino St. Charles and Station Casino Kansas City not being depreciated during the last two months of the year. Upon entering into the agreement to sell the Missouri properties, these assets were classified as "assets held for sale" and, consequently, depreciation ceased. This decrease was offset by an increase at Sunset Station due to the purchase of various leased equipment in October 1999 and due to the acquisition of Santa Fe Station.

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

    IMPAIRMENT LOSS. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an impairment loss of $137.4 million in the fiscal year ended December 31, 1999 and $30.0 million in the Transition Period 1998 to adjust the carrying value of its fixed assets and land held for development to their estimated fair value. In the fiscal year ended December 31, 1999, approximately $125.2 million of the impairment loss was related to Station Casino St. Charles. In the fourth quarter of 1999, the Company made a decision to reconfigure the existing Station Casino St. Charles facility to a more efficient layout in response to the new open boarding rules promulgated by the Missouri Gaming Commission that began in September 1999 in the St. Louis market. In March 2000, all gaming operations were moved to the existing barge and the existing riverboat has been sold. In accordance with SFAS No. 121, the riverboat and miscellaneous other fixed assets were written down by approximately
$15 million to their net realizable value.

    In addition, the Company performed an evaluation of the carrying values of the remaining assets in St. Charles and determined a $110 million write-down of the asset values was necessary. The write-down was deemed appropriate after a review of the property's asset valuations relative to the Company's near-term investment objectives. The balance of the impairment loss in the fiscal year ended December 31, 1999, resulted primarily from the Company's determination that it would sell a 40-acre parcel of land in Henderson, Nevada, that it had acquired. Future development of the property will be limited to non-gaming purposes. The resulting write-down of the parcel was necessary to reflect the value of the land as a non-gaming site. This land was sold in the fiscal year ended December 31, 2000.

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

The fair value of the impaired assets was primarily determined through the market's interest in riverboats and barges, and on the comparable sales prices on parcels of land in the St. Charles area. The total amount of the impairment loss in the Transition Period 1998 related to this category of assets was approximately $23.4 million. In addition to the assets described above, the most significant portion of the remaining impairment loss in the Transition Period 1998 relates to several parcels of land in Nevada and Texas that the Company had acquired in the past for either defensive or expansion purposes. The value of these parcels was determined based on sales prices for comparable parcels of land on the market. The following two circumstances led to the Company's decision to write-down these assets to their fair market value: (1) the passage, in Nevada, of legislation which places significantly higher requirements on land to be zoned for gaming purposes, and (2) the termination of the Plan of Merger with Crescent Real Estate Equities.

    RESTRUCTURING CHARGE. During the fiscal year ended December 31, 2000, the Company recorded a restructuring charge of $1.2 million related to organizational changes to reduce costs and improve efficiency which resulted primarily in employee severance payments. The Nevada Operations were restructured to divide management responsibility between the east side and west side of the Las Vegas valley. As a result, certain functions that were operated on an individual property basis have been consolidated.

    MISSOURI/NEVADA INVESTIGATIONS AND FINES. During the fiscal year ended December 31, 2000, the Company recorded $4.4 million in costs related to litigation and fines stemming from investigatory proceedings in Missouri and Nevada (see Lazaroff Investigation below for additional information on the Missouri investigation).

    PREOPENING EXPENSES. Prior to December 31, 1998, the Company capitalized preopening expenses associated with its construction projects. Such amounts were expensed upon the opening of the related project. Preopening expenses incurred after January 1, 1999 have been expensed as incurred. Preopening expenses during the fiscal year ended December 31, 2000 included $1.1 million related to costs incurred for the acquisition of Santa Fe Station, $1.8 million related to the expansion project at Texas Station, $0.7 million related to costs incurred prior to the acquisition of the Fiesta, $0.1 million related to costs incurred prior to the acquisition of The Reserve and $0.2 million related to Green Valley Ranch.

    INTEREST EXPENSE, NET. Interest costs incurred (expensed and capitalized) increased 16.2% to $99.2 million for the fiscal year ended December 31, 2000 as compared to $85.4 million in the fiscal year ended December 31, 1999. This increase is due in part to an increase of $47.1 million in total long-term debt from the prior year. In addition, the Company issued $375 million of 9 7/8% Senior Subordinated Notes in July 2000. The proceeds of the notes were used to repay amounts outstanding on the revolving credit facility and term loan which carried lower interest rates.

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

    In April 1999, the Company received a $15.0 million settlement payment from Crescent Real Estate Equities, Inc., which is included in the "Merger settlement, net of related legal costs" line on the accompanying Consolidated Statements of Operations.

    EXTRAORDINARY ITEM. During the fiscal year ended December 31, 2000, the Company recorded an extraordinary charge of $0.4 million (net of applicable tax benefit) related to the termination of the Company's Term Loan and $0.1 million (net of applicable tax benefit) related to the termination of the Company's bridge loan.

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

LIQUIDITY AND CAPITAL RESOURCES

    During the fiscal year ended December 31, 2000, the Company generated cash flows from operating activities of $163.7 million. At December 31, 2000, the Company had total available borrowings of $380.8 million under the Amended Bank Facility, of which $64.0 million was directly outstanding. Total available borrowings will reduce each quarter in accordance with the terms of the Amended Bank Facility (see "Description of Certain Indebtedness and Capital Stock-Amended Bank Facility"). The Company also had $256.0 million in cash and cash equivalents. Included in the cash balance was $194.2 million received from the sale of the Missouri properties that was held to fund portions of the Fiesta and The Reserve acquisitions, which were completed in January 2001, as well as the purchase of land in North Las Vegas in January 2001. On December 20, 2000, the Company sold the Missouri Operations to Ameristar Casinos, Inc. for
$488 million.

    During the year ended December 31, 2000, total capital expenditures were approximately $358.8 million, of which approximately (i) $205 million was associated with the acquisition of Santa Fe Station, (ii) $65.5 million was associated with the expansion project at Texas Station, (iii) $3.3 million was associated with the reconfiguration of the Station Casino St. Charles facility to a more efficient layout, (iv) $8.8 million was associated with the hotel room remodels at Palace Station and Boulder Station, (v) $27.3 million was associated with the renovation and retheming of Santa Fe Station, (vi) $7.7 million was associated with the expansion of the Sunset Station parking garage,
(vii) $29.3 million was for maintenance capital expenditures, and
(viii) $9.5 million was associated with various other projects. In addition to the capital expenditures noted above, the Company also made $32.0 million of equity contributions to Green Valley Ranch.

    The Company's primary capital requirements during fiscal year 2001 are expected to include (i) purchase of the Fiesta Casino Hotel and costs of capital improvements, expected to total approximately $175 million, (ii) purchase of The Reserve Hotel & Casino, and costs of capital improvements, expected to total approximately $80 million, (iii) the remaining costs of the expansion project at Santa Fe Station, estimated to be approximately $43.7 million, (iv) the remaining equity contributions to Green Valley Ranch expected to be approximately $16 million, (v) investments in new slot machines and a new slot system of approximately $40 million, (vi) the purchases of land for approximately $33 million, which includes the buyout of the land that is currently leased by Sunset Station, (vii) strategic land purchases throughout the Las Vegas area, (viii) opportunistic repurchases of the Company's Common Stock, (ix) maintenance capital expenditures, and (x) principal and interest payments on indebtedness.

    In February 2001, the Company issued $300 million of senior notes, the proceeds of which were used to pay down the Revolving Facility and to repay $100 million of principal amount of the 10 1/8% senior subordinated notes. The Company believes that cash flows from operations, borrowings under the Amended Bank Facility, vendor and lease financing of equipment, and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during fiscal year 2001. The Company, however, continually is evaluating its financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to the Company, the Company may amend its financing plans assuming such financing would be permitted under its existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

FUTURE DEVELOPMENT

    GREEN VALLEY RANCH

    A 50/50 joint venture between the Company and GCR Gaming, LLC (an affiliate of American Nevada Corporation) has commenced construction of a new resort/casino, Green Valley Ranch, on the south side of Interstate 215 at Green Valley Parkway in Henderson, Nevada. The 40-acre resort site is part of a 170-acre mixed-use commercial, retail and office project. The Company expects to contribute approximately $50 million in cash equity for a 50 percent equity ownership. As of December 31, 2000, the Company has made cash equity contributions of $34 million. The Company will be the managing partner of Green Valley Ranch and will receive a management fee for its services. Construction of the resort is expected to be completed in the fourth quarter of 2001. The estimated construction cost of this project is approximately $300 million. The project is expected to be capitalized with total equity contributions from the partners of approximately $100 million and third party financing for the remainder. The joint venture has received commitments from a group of banks for a $165 million reducing revolving credit facility, subject to customary conditions. The Company anticipates that it will be required to enter into a completion guarantee and a make-well agreement in connection with the Green Valley Ranch financing. In addition, the joint venture anticipates obtaining
$35 million of equipment lease financing from a group of lenders. If the third party financing cannot be obtained or is insufficient to fund the construction costs, the Company and GCR Gaming, LLC would be obligated to contribute amounts necessary to finance the construction and opening of the project. The Company has co-owned Barley's with an affiliate of American Nevada Corporation since January 1996.

    UNITED AUBURN INDIAN COMMUNITY

    On October 12, 1999, the Company announced that it has entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Subject to the receipt of certain governmental approvals, as well as voter approval of a proposed amendment to the California constitution, the Company and the UAIC intend to develop a gaming and entertainment facility on 49 acres, located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. Voter approval of the proposed amendment to the California constitution was received in March 2000, however there can be no assurances when or if the necessary government approvals will be received. The scope and timing of this project have yet to be determined.

    LAND ACQUISITION

    In addition to Green Valley Ranch, the Company has purchased or has options to purchase an additional 290 acres of land for six additional gaming sites in the Las Vegas Valley which will be used for future development. The Rhodes Ranch site consists of two parcels totaling 83 acres (the Company owns 51 acres and has an option to purchase 32 acres), located at the intersection of Durango Road and the Southern Beltway/I-215 located in the southwest quadrant of Las Vegas. The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas. The Company is leasing (with an option to purchase) 34 acres of the site and has entered into an option to purchase the adjacent 34-acre parcel. The Company paid $30.2 million for the land mentioned above. The Company has no immediate plans to develop these sites.

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

    In December 2000, the Company purchased for $42.0 million a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and the soon-to-be-completed Interstate 215 Western Beltway. In
January 2001, the Company purchased for $9.0 million a 29-acre gaming-entitled parcel at the intersection of Smoke Ranch Road and Rancho Road in North Las Vegas, adjacent to the North Las Vegas airport. In addition, the Company owns a 27-acre gaming entitled parcel at the intersection of Boulder Highway and Nellis Boulevard.

    The Company's capital requirements in 2001 could also include amounts necessary to fund the proposed development of the project with the United Auburn Indian Community to the extent development of such project is commenced in 2001. In addition, the Company has in the past, and may in the future, make acquisitions and enter into joint ventures on an opportunistic basis. While the Company has not entered into any agreement with respect to any such future acquisition or joint venture other than as disclosed in this report, the Company's capital requirements in 2001 may include amounts necessary to permit the Company to pursue such expansion activities.

LAZAROFF INVESTIGATION

    In November the Company entered into a Settlement and Final Order with the Missouri Gaming Commission (the "MGC"). The settlement addressed all outstanding issues between the MGC and the Company and its affiliates, including
(1) allegations relating to the activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri, and (2) other unrelated, pending disciplinary actions which sought administrative penalties totaling $400,000. Although denying any wrongdoing, the Company paid an administrative penalty of $1 million to the MGC as part of the settlement after the closing of the sale of the Company's Missouri properties to Ameristar Casinos, Inc.

REGULATION AND TAXES

    The Company is subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which it may conduct gaming activities in the future. Changes in applicable laws or regulations could have a significant impact on the Company's operations. Pursuant to legislation enacted in 1996, a federal commission conducted a two-year study of the gaming industry in the United States and reported its findings and recommendations to Congress. To date there have been no changes to existing laws or regulations as a result of this report.

    The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. Proposals in recent years that have not been enacted included a federal gaming tax and increases in state or local taxes, however, we have no assurances that future proposals will not be enacted.

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

    In March, 2000, the Company exercised its right to increase the Revolving Facility by $50.0 million. The Revolving Facility provides for borrowings up to an aggregate principal amount of $380.8 million at December 31, 2000. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility was to reduce by $14.0 million on each March 31, 2001 and June 30, 2001; by $17.5 million on each fiscal quarter end until and including September 30, 2002; by $30.6 million on each fiscal quarter end until and including June 30, 2003; and by $173.4 million on September 30, 2003. However, in February 2001, the Company reduced the Revolving Facility to $300.8 million. This reduction in the facility will eliminate substantially all the scheduled amortization through March 31, 2002. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of December 31, 2000, the Borrower's margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.50%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of December 31, 2000, the fee for the unfunded portion of the Revolving Facility was 35 basis points.

    The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter (reduced to 2.25 to 1.00 in February 2001), a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of December 31, 2000, the Borrowers combined funded debt to Adjusted EBITDA ratio was 0.72 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended December 31, 2000 was 2.34 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of December 31, 2000, Palace Station's tangible net worth exceeded the requirement by approximately
$10.2 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

    In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 4.50 to 1.00 on December 31, 2000. In February 2001, this ratio was increased to 5.25 to 1.00 and reducing in various steps to 4.50 to 1.00 on September 30, 2003. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of December 31, 2000, the Company's consolidated funded debt to Adjusted EBITDA ratio was 3.99 to 1.00. As of December 31, 2000, the Company has pledged the stock of all of its material subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of these subsidiaries.

    SENIOR SUBORDINATED NOTES

    The Company has $916.5 million, net of unamortized discount of $6.4 million, of senior subordinated notes outstanding as of December 31, 2000, $198 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year, $150 million of these notes bear interest, payable semi-annually, at a rate of 9 3/4% per year, $199.9 million of these notes bear interest, payable semi-annually, at a rate of 8 7/8% per year and $375 million of these notes bear interest, payable semi-annually, at a rate of 9 7/8% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants, which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At December 31, 2000, the Company's Consolidated Coverage Ratio (as defined) was 2.34 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event the Consolidated Coverage Ratio is not at least 2.00 to 1.00, the covenant limits the Company's ability to incur additional indebtedness for borrowings under the Amended Bank Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. On August 10, 2000, the Company completed a consent solicitation with the holders of the Notes to exclude the write-down of assets at Station Casino St. Charles in December 1999 from the definition of consolidated net income for the Consolidated Coverage Ratio. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restrict the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

    SENIOR NOTES

    In February 2001, the Company issued $300 million of 8 3/8% Senior Notes (the "Senior Notes"). The proceeds from the Senior Notes were used to repay amounts outstanding on the Revolving Facility and to redeem $100 million principal amount (and the associated call premium) of the 10 1/8% senior subordinated notes. The Senior Note indenture contains substantially the same covenants as the Indentures, as well as a limitation on the amount of liens the Company can incur.

    SUNSET OPERATING LEASE

    The Company entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of up to $40.0 million, dated as of September 25, 1996 (the "Sunset Operating Lease") with First Security Trust Company of Nevada. A total of $35.7 million of this facility had been drawn. The Company incurred approximately $2.0 million of rent expense per quarter related to the Sunset Operating Lease. In October 1999, the Company exercised its option to purchase the equipment for approximately $27 million. The purchase price was funded with borrowings from the Company's Revolving Facility.

    COMMON STOCK

    On May 23, 2000, the Company announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for all fractional shares. All share data has been adjusted retroactively in the accompanying consolidated financial statements for the 3-for-2 stock split.

    Adjusted for the stock split, the Company is authorized to issue up to 135,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 63,919,530 shares of which were issued and 3,552,401 shares were held in treasury as of December 31, 2000. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

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

    TREASURY STOCK

    Adjusted for the stock split, the Company is authorized to repurchase up to approximately 9.5 million shares of its Common Stock. As of December 31, 2000, the Company had purchased 3.6 million shares at a cost of $41.9 million. In July 2000, the Company entered into an equity forward contract that allows for shares of the Company's Common Stock to be purchased by a financial institution and held on the Company's behalf. This contract expired in January 2001 and the terms of the contract permitted settlement in cash, shares, net cash or net shares. In January 2001, the Company closed out the contract and purchased
3.2 million shares for approximately $46 million.

    PUT OPTIONS

    During the quarter ended March 31, 2000, the Company sold put options, adjusted for the stock split, on 2.2 million shares of its Common Stock. The Company had the option to settle in cash or shares of Common Stock. On
April 27, 2000, options on 1.1 million shares expired unexercised. On July 27, 2000, the remaining options on 1.1 million shares were rolled into another put option for 1.1 million shares, which was terminated on August 4, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with its long-term debt. The Company attempts to limit its exposure to interest rate risk by managing the mix of its long-term fixed-rate borrowings and short-term borrowings under the Amended Bank Facility. Borrowings under the Amended Bank Facility bear interest, at the Company's option, at a specified premium over the prime rate or at a specified premium over the one-, two-, three-, or six-month London Interbank Offered Rate ("LIBOR"). However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The Revolving Facility matures in September 2003.

    The following table provides information about the Company's long-term debt at December 31, 2000 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands):

                                                MATURITY           FACE     CARRYING   ESTIMATED
                                                  DATE            AMOUNT     VALUE     FAIR VALUE
                                          --------------------   --------   --------   ----------
Revolving Facility at a weighted average
  interest rate of approximately
  9.41%.................................  September 2003         $ 64,000   $ 64,000   $   64,000
9 7/8% senior subordinated notes........  July 2010               375,000    373,566      386,438
8 7/8% senior subordinated notes........  December 2008           199,900    199,900      196,622
9 3/4% senior subordinated notes........  April 2007              150,000    145,782      153,720
10 1/8% senior subordinated notes         March 2006              198,000    197,205      204,098
Other notes, interest ranging from 8.50%
  to 9.00%..............................  Various to June 2007      9,172      9,172        9,172
                                                                 --------   --------   ----------
    Total.....................................................   $996,072   $989,625   $1,014,050
                                                                 ========   ========   ==========

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     38

Consolidated Balance Sheets.................................     39

Consolidated Statements of Operations.......................     40

Consolidated Statements of Stockholders' Equity.............     41

Consolidated Statements of Cash Flows.......................     42

Notes to Consolidated Financial Statements..................     43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Station Casinos, Inc.:

    We have audited the accompanying consolidated balance sheets of Station Casinos, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the nine months ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Casinos, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the nine months ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Las Vegas, Nevada
January 23, 2001 (except for Note 12, as to which the date is March 15, 2001)

                             STATION CASINOS, INC.

                          CONSOLIDATED BALANCE SHEETS

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                           ASSETS
Current assets:
    Cash and cash equivalents...............................  $  255,984   $   73,072
    Receivables, net........................................      11,128       12,346
    Income tax receivable...................................      18,351           --
    Inventories.............................................       3,975        6,013
    Prepaid gaming tax......................................      11,072       10,035
    Prepaid expenses........................................       5,276        8,219
    Deferred income tax.....................................       7,248        8,023
                                                              ----------   ----------
        Total current assets................................     313,034      117,708

Property and equipment, net.................................     811,449    1,025,753
Goodwill, net...............................................     114,854        2,407
Land held for development...................................      97,949       18,839
Investment in joint ventures................................      45,210        3,699
Deferred income tax, net....................................          --       24,319
Other assets, net...........................................      57,932       83,548
                                                              ----------   ----------
        Total assets........................................  $1,440,428   $1,276,273
                                                              ==========   ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt.......................  $    5,684   $    8,647
    Accounts payable........................................      21,871       11,998
    Accrued payroll and related.............................      20,335       25,065
    Construction contracts payable..........................       5,476          750
    Accrued interest payable................................      10,998       12,341
    Accrued progressives....................................       6,837        8,877
    Accrued expenses and other current liabilities..........      53,541       50,011
                                                              ----------   ----------
        Total current liabilities...........................     124,742      117,689

Long-term debt, less current portion........................     983,941      933,833
Deferred income tax, net....................................      31,336           --
Other long-term liabilities, net............................      11,522        7,950
                                                              ----------   ----------
        Total liabilities...................................   1,151,541    1,059,472
                                                              ----------   ----------
Commitments and contingencies (Note 6)

Stockholders' equity:
    Common stock, par value $.01; authorized 135,000,000
      shares; 63,919,530 and 63,683,999 shares issued.......         427          424
    Treasury stock, 3,552,401 and 1,167,494 shares, at
      cost..................................................     (41,882)     (11,862)
    Additional paid-in capital..............................     288,794      282,294
    Deferred compensation--restricted stock.................      (6,050)      (7,432)
    Retained earnings (accumulated deficit).................      47,598      (45,907)
    Accumulated other comprehensive income..................          --         (716)
                                                              ----------   ----------
        Total stockholders' equity..........................     288,887      216,801
                                                              ----------   ----------
        Total liabilities and stockholders' equity..........  $1,440,428   $1,276,273
                                                              ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                             STATION CASINOS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------    TRANSITION
                                                                 2000         1999      PERIOD 1998
                                                              ----------   ----------   ------------
                                                                                        (SEE NOTE 1)
Operating revenues:
    Casino..................................................  $  807,880   $  764,089    $  509,149
    Food and beverage.......................................     137,198      141,116       104,538
    Room....................................................      46,260       42,870        30,040
    Other...................................................      67,999       62,286        47,663
                                                              ----------   ----------    ----------
        Gross revenues......................................   1,059,337    1,010,361       691,390
    Promotional allowances..................................     (67,659)     (67,892)      (49,176)
                                                              ----------   ----------    ----------
        Net revenues........................................     991,678      942,469       642,214
                                                              ----------   ----------    ----------
Operating costs and expenses:
    Casino..................................................     372,826      356,365       249,353
    Food and beverage.......................................      83,879       88,898        66,121
    Room....................................................      16,416       15,860        11,515
    Other...................................................      37,077       30,616        19,463
    Selling, general and administrative.....................     180,659      190,753       136,649
    Corporate expense.......................................      26,974       23,007        11,431
    Depreciation and amortization...........................      63,346       70,664        52,975
    Gain on sale of Missouri assets.........................     (41,731)          --            --
    Missouri/Nevada investigations and fines................       4,388           --            --
    Preopening expenses.....................................       3,858           --            --
    Restructuring charge....................................       1,174           --            --
    Impairment loss.........................................          --      137,435        30,011
                                                              ----------   ----------    ----------
                                                                 748,866      913,598       577,518
                                                              ----------   ----------    ----------
Operating income............................................     242,812       28,871        64,696
                                                              ----------   ----------    ----------
Other income (expense):
    Interest expense, net...................................     (94,098)     (84,618)      (66,127)
    Merger settlement, net of related legal costs...........          --       12,824        (2,943)
    Other...................................................        (565)      (4,300)       (5,490)
                                                              ----------   ----------    ----------
                                                                 (94,663)     (76,094)      (74,560)
                                                              ----------   ----------    ----------
Income (loss) before income taxes and extraordinary item....     148,149      (47,223)       (9,864)
Income tax (provision) benefit..............................     (54,098)      14,929           871
                                                              ----------   ----------    ----------
Income (loss) before extraordinary item.....................      94,051      (32,294)       (8,993)

Extraordinary item--loss on early retirement of debt, net of
  applicable income tax benefit.............................        (546)     (10,653)       (3,104)
                                                              ----------   ----------    ----------
Net income (loss)...........................................      93,505      (42,947)      (12,097)
Preferred stock dividends...................................          --       (1,811)       (5,434)
                                                              ----------   ----------    ----------
Net income (loss) applicable to common stock................  $   93,505   $  (44,758)   $  (17,531)
                                                              ==========   ==========    ==========
Basic and diluted earnings (loss) per common share:
  Earnings (loss) applicable to common stock, before
    extraordinary item:
    Basic...................................................  $     1.55   $    (0.58)   $    (0.27)
    Diluted.................................................  $     1.49   $    (0.58)   $    (0.27)
  Earnings (loss) applicable to common stock:
    Basic...................................................  $     1.55   $    (0.76)   $    (0.33)
    Diluted.................................................  $     1.48   $    (0.76)   $    (0.33)
  Weighted average common shares outstanding:
    Basic...................................................  60,519,046   58,692,141    52,967,573
    Diluted.................................................  63,116,113   58,692,141    52,967,573

 The accompanying notes are an integral part of these consolidated statements.

                             STATION CASINOS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                                                                                    DEFERRED        RETAINED      ACCUMULATED
                                                                     ADDITIONAL   COMPENSATION-     EARNINGS         OTHER
                                   PREFERRED    COMMON    TREASURY    PAID-IN      RESTRICTED     (ACCUMULATED   COMPREHENSIVE
                                     STOCK      STOCK      STOCK      CAPITAL         STOCK         DEFICIT)        INCOME
                                   ---------   --------   --------   ----------   -------------   ------------   -------------
Balances, March 31, 1998.........  $103,500      $353     $    --     $167,180       $  (528)       $ 16,382         $  --
Exercise of stock options........        --        --          --           36            --              --            --
Amortization of deferred
  compensation...................        --        --          --           --           369              --            --
Preferred stock dividends........        --        --          --           --            --          (5,434)           --
Purchase of treasury stock, at
  cost (320 shares)..............        --        --      (2,006)          --            --              --            --
Other............................        --        --          --        1,651            --              --            --
Net loss.........................        --        --          --           --            --         (12,097)           --
                                   ---------     ----     --------    --------       -------        --------         -----
Balances, December 31, 1998,
  (see Note 1)...................   103,500       353      (2,006)     168,867          (159)         (1,149)           --
Exercise of stock options........        --         1          --          827            --              --            --
Issuance of restricted stock.....        --         3          --        7,510        (7,513)             --            --
Amortization of deferred
  compensation...................        --        --          --           --           240              --            --
Preferred stock dividends........        --        --          --           --            --          (1,811)           --
Preferred stock conversion.......  (103,500)       67          --      103,746            --              --            --
Purchase of treasury stock, at
  cost (848 shares)..............        --        --      (9,856)          --            --              --            --
Other............................        --        --          --        1,344            --              --            --
Asset held for sale market
  valuation adjustment...........        --        --          --           --            --              --          (716)
Net loss.........................        --        --          --           --            --         (42,947)           --
                                   ---------     ----     --------    --------       -------        --------         -----
Balances, December 31, 1999......        --       424     (11,862)     282,294        (7,432)        (45,907)         (716)
Exercise of stock options........        --         3          --        3,146            --              --            --
Cancellation of restricted
  stock..........................        --        --          --         (631)          631              --            --
Amortization of deferred
  compensation...................        --        --          --           --           751              --            --
Purchase of treasury stock, at
  cost (2,384 shares)............        --        --     (30,020)          --            --              --            --
Sale of put options..............        --        --          --        2,085            --              --            --
Other............................        --        --          --        1,900            --              --            --
Asset held for sale market
  valuation adjustment...........        --        --          --           --            --              --           716
Net income.......................        --        --          --           --            --          93,505            --
                                   ---------     ----     --------    --------       -------        --------         -----
Balances, December 31, 2000......  $     --      $427     $(41,882)   $288,794       $(6,050)       $ 47,598         $  --
                                   =========     ====     ========    ========       =======        ========         =====


                                       TOTAL
                                   STOCKHOLDERS'
                                      EQUITY
                                   -------------
Balances, March 31, 1998.........    $286,887
Exercise of stock options........          36
Amortization of deferred
  compensation...................         369
Preferred stock dividends........      (5,434)
Purchase of treasury stock, at
  cost (320 shares)..............      (2,006)
Other............................       1,651
Net loss.........................     (12,097)
                                     --------
Balances, December 31, 1998,
  (see Note 1)...................     269,406
Exercise of stock options........         828
Issuance of restricted stock.....          --
Amortization of deferred
  compensation...................         240
Preferred stock dividends........      (1,811)
Preferred stock conversion.......         313
Purchase of treasury stock, at
  cost (848 shares)..............      (9,856)
Other............................       1,344
Asset held for sale market
  valuation adjustment...........        (716)
Net loss.........................     (42,947)
                                     --------
Balances, December 31, 1999......     216,801
Exercise of stock options........       3,149
Cancellation of restricted
  stock..........................          --
Amortization of deferred
  compensation...................         751
Purchase of treasury stock, at
  cost (2,384 shares)............     (30,020)
Sale of put options..............       2,085
Other............................       1,900
Asset held for sale market
  valuation adjustment...........         716
Net income.......................      93,505
                                     --------
Balances, December 31, 2000......    $288,887
                                     ========

 The accompanying notes are an integral part of these consolidated statements.

                             STATION CASINOS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------    TRANSITION
                                                                2000        1999      PERIOD 1998
                                                              ---------   ---------   ------------
                                                                                      (SEE NOTE 1)
Cash flows from operating activities:
Net income (loss)...........................................  $  93,505   $ (42,947)    $(12,097)
                                                              ---------   ---------     --------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................     63,346      70,664       52,975
  Amortization of debt discount and issuance costs..........      2,979       2,659        4,254
  Loss on early retirement of debt..........................        840      16,389        4,775
  Impairment loss...........................................         --     137,435       30,011
  Gain on sale of Missouri assets...........................    (41,731)         --           --
  Changes in assets and liabilities:
    (Increase) decrease in receivables, net.................    (19,613)      6,026       (5,598)
    Decrease (increase) in inventories and prepaid expenses
      and other.............................................        432      (3,113)      (2,839)
    Increase (decrease) in deferred income tax..............     56,430     (32,733)      (6,410)
    Increase (decrease) in accounts payable.................      9,873      (6,893)       2,138
    (Decrease) increase in accrued expenses and other
      current liabilities...................................       (321)     25,170        9,531
    Other, net..............................................     (2,044)        401          (48)
                                                              ---------   ---------     --------
      Total adjustments.....................................     70,191     216,005       88,789
                                                              ---------   ---------     --------
      Net cash provided by operating activities.............    163,696     173,058       76,692
                                                              ---------   ---------     --------
Cash flows from investing activities:
  Capital expenditures......................................   (358,763)    (76,344)     (96,482)
  Proceeds from sale of property and equipment, and Missouri
    assets..................................................    511,576       5,025        5,998
  Purchase of land held for development.....................    (79,596)     (1,947)        (580)
  Investment in joint ventures..............................    (58,837)     (2,643)          --
  Assets held for sale......................................         --     (37,468)          --
  Increase (decrease) in construction contracts payable.....      4,726      (9,649)        (135)
  Other, net................................................    (11,810)     (8,627)      (2,572)
                                                              ---------   ---------     --------
      Net cash provided by (used in) investing activities...      7,296    (131,653)     (93,771)
                                                              ---------   ---------     --------
Cash flows from financing activities:
  (Payments) borrowings under bank facility, net............   (313,300)     (1,700)      55,000
  Principal payments on notes payable.......................    (13,695)    (16,004)     (11,780)
  Proceeds from the issuance of senior subordinated notes...    373,522          --      199,900
  Defeasance of 9 5/8% senior subordinated notes............         --    (201,670)          --
  Purchase of treasury stock................................    (30,020)     (9,856)      (2,006)
  Sale of put options.......................................      2,085          --           --
  Dividends paid on preferred stock.........................         --      (1,811)      (5,434)
  Exercise of stock options.................................      3,149         828           36
  Debt issuance costs and other, net........................     (9,821)        457       (7,372)
                                                              ---------   ---------     --------
      Net cash provided by (used in) financing activities...     11,920    (229,756)     228,344
                                                              ---------   ---------     --------
Cash and cash equivalents:
  Increase (decrease) in cash and cash equivalents..........    182,912    (188,351)     211,265
  Balance, beginning of year................................     73,072     261,423       50,158
                                                              ---------   ---------     --------
  Balance, end of year......................................  $ 255,984   $  73,072     $261,423
                                                              =========   =========     ========
Supplemental cash flow disclosures:
  Cash paid for interest, net of amounts capitalized........  $  93,582   $  85,176     $ 65,275
  Cash paid for income taxes, net...........................  $  16,550   $  15,202     $    519
  Property and equipment purchases financed by debt.........  $      --   $      35     $  2,978
  Preferred stock converted to common stock and additional
    paid-in capital.........................................  $      --   $ 100,131     $     --
  Market valuation adjustment for asset held for sale.......  $      --   $     716     $     --

 The accompanying notes are an integral part of these consolidated statements.

                             STATION CASINOS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

    BASIS OF PRESENTATION AND ORGANIZATION

    Station Casinos, Inc. (the "Company"), a Nevada Corporation, is a gaming company that owns and operates seven distinctly themed hotel/casino properties and two smaller casino properties throughout the Las Vegas metropolitan area. The Company also owns and provides slot route management services in southern Nevada. On October 2, 2000, the Company consummated the purchase of substantially all of the assets of the Santa Fe Hotel & Casino for an aggregate purchase price of $205 million and renamed the property Santa Fe Station. Until December 20, 2000, the Company owned and operated St. Charles Riverfront Station, Inc. ("Station Casino St. Charles") located in St. Charles, Missouri and Kansas City Station Corporation ("Station Casino Kansas City") located in Kansas City, Missouri. On December 20, 2000, the Company consummated the sale of substantially all of the assets of Station Casino St. Charles and Station Casino Kansas City (collectively the "Missouri Properties") to Ameristar Casinos, Inc. for an aggregate purchase price of approximately $488 million.

    On January 4, 2001, the Company consummated the purchase of substantially all of the assets of the Fiesta Casino Hotel for a purchase price of $170 million. On January 30, 2001, the Company consummated the purchase of substantially all of the assets of The Reserve Hotel & Casino for an aggregate purchase price of $71.8 million.

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

Net revenues..............................................  $847,015
Operating income..........................................    92,380
Loss before income taxes and extraordinary item...........   (10,092)
Income tax benefit........................................       453
Extraordinary item, net of applicable income tax
  benefit.................................................    (5,146)
Net loss..................................................   (14,785)
Net loss applicable to common stock.......................   (22,030)
Loss per common share applicable to common stock..........     (0.42)

                             STATION CASINOS, INC.

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

    GOODWILL

    In connection with the acquisition of Santa Fe Station, the excess of the purchase price over the fair market value of the net assets acquired was $113.3 million and is being amortized over a period of 40 years.

    CAPITALIZATION OF INTEREST

    The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's weighted average cost of borrowed money. Interest capitalized was approximately $3.8 million for the fiscal year ended December 31, 2000, was approximately
$0.4 million for the fiscal year ended December 31, 1999 and was approximately $1.2 million for the Transition Period 1998.

    INVESTMENTS IN JOINT VENTURES

    The Company has investments in two joint ventures that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of the joint ventures. The investment balance also includes interest capitalized during the construction period which will be amortized against the earnings of the joint venture when operations begin. In addition, the Company has an investment in a joint venture in which it owns a 6.7% interest, and therefore, is accounted for on the cost method. Under

                             STATION CASINOS, INC.

the cost method, earnings will be recognized only to the extent that cash is distributed from the joint venture.

    DEBT ISSUANCE COSTS

    Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements.

    PREOPENING EXPENSES

    Effective January 1, 1999, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", changed the manner in which the Company accounts for preopening expenses. Preopening expenses incurred after January 1, 1999 have been expensed as incurred. The construction phase typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. During the fiscal year ended December 31, 2000, the Company incurred preopening expenses of $3.9 million related to the expansion of Texas Station, the remodeling of Santa Fe Station and ongoing construction of Green Valley Ranch. During the fiscal year ended December 31, 1999 and the Transition Period 1998, the Company had no preopening expenses.

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

                                                  FOR THE YEARS ENDED
                                                     DECEMBER 31,       TRANSITION
                                                  -------------------     PERIOD
                                                    2000       1999        1998
                                                  --------   --------   ----------
Food and beverage...............................  $51,545    $51,916      $38,816
Room............................................    3,126      2,527        1,877
Other...........................................    3,242      3,106        1,932
                                                  -------    -------      -------
    Total.......................................  $57,913    $57,549      $42,625
                                                  =======    =======      =======

    EARNINGS (LOSS) APPLICABLE TO COMMON STOCK

    In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" basic EPS is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options and convertible preferred stock.

                             STATION CASINOS, INC.

    The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2000
                                                              -----------------
Weighted average common shares outstanding (used in
  calculation of basic earnings per share)..................     60,519,046

Potential dilution from the assumed exercise of Stock
  options...................................................      2,597,067
                                                                 ----------

Weighted average common and common equivalent shares
  outstanding (used in calculation of diluted earnings per
  share)....................................................     63,116,113
                                                                 ==========

    The assumed exercise of stock options for the year ended December 31, 1999 and the Transition Period 1998 was anti-dilutive and, therefore, not included in the calculation above.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments for fiscal years beginning after June 15, 2000. Management estimates that SFAS No. 133 will not have a significant impact on the Company's results of operations or financial position.

    RECLASSIFICATIONS

    Certain amounts in the December 31, 1999 and the Transition Period 1998 consolidated financial statements have been reclassified to conform to the December 31, 2000 presentation. These reclassifications had no effect on the previously reported net loss.

2.  RECEIVABLES

    Components of receivables are as follows (amounts in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Casino....................................................  $ 7,376    $ 7,496
Hotel.....................................................    2,546      2,546
Other.....................................................    4,144      5,263
                                                            -------    -------
                                                             14,066     15,305
Allowance for doubtful accounts...........................   (2,938)    (2,959)
                                                            -------    -------
    Receivables, net......................................  $11,128    $12,346
                                                            =======    =======

                             STATION CASINOS, INC.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of December 31, 2000 and 1999 (amounts in thousands):

                                                                        DECEMBER 31,
                                                  ESTIMATED LIFE   -----------------------
                                                     (YEARS)          2000         1999
                                                  --------------   ----------   ----------
Land............................................       --          $   57,956   $   36,737
Land leases acquired............................     48-52              4,995        4,995
Buildings and leasehold improvements............     31-45            675,696      765,042
Boats and barges................................     20-45                 --       67,009
Furniture, fixtures and equipment...............      3-7             258,058      284,167
Construction in progress........................       --              19,022      119,353
                                                                   ----------   ----------
                                                                    1,015,727    1,277,303
Accumulated depreciation and amortization.......                     (204,278)    (251,550)
                                                                   ----------   ----------
    Property and equipment, net.................                   $  811,449   $1,025,753
                                                                   ==========   ==========

    At December 31, 2000 and 1999, substantially all property and equipment of the Company is pledged as collateral for long-term debt.

    CONSTRUCTION IN PROGRESS

    Since December 31, 1997, construction on the Station Casino St. Charles expansion project has been halted. Included in construction in progress at December 31, 1999 is approximately $101.0 million related to the Station Casino St. Charles expansion project (see Asset Impairment discussion below).

    ASSET IMPAIRMENT

    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an impairment loss of $137.4 million in the fiscal year ended
December 31, 1999 and $30.0 million in the Transition Period 1998 to adjust the carrying value of its fixed assets and land held for development to their estimated fair value. In the fiscal year ended December 31, 1999, approximately $125.2 million of the impairment loss was related to Station Casino St. Charles. In the fourth quarter of 1999, the Company made a decision to reconfigure the existing Station Casino St. Charles facility to a more efficient layout in response to the new open boarding rules promulgated by the Missouri Gaming Commission that began in September 1999 in the St. Louis market. In March 2000, all gaming operations were moved to the existing barge and the existing riverboat has been sold. In accordance with SFAS No. 121, the riverboat and miscellaneous other fixed assets were written down by approximately $15 million to their net realizable value. In December 2000, the Company sold its Missouri assets (see Note 6).

    In addition, the Company performed an evaluation of the carrying values of the remaining assets in St. Charles and determined a $110 million write-down of the asset values was necessary. The write-down was deemed appropriate after a review of the property's asset valuations relative to the Company's near-term investment objectives. The balance of the impairment loss in the fiscal year ended December 31, 1999, resulted primarily from the Company's determination that it would sell a 40-acre parcel of land in Henderson, Nevada, that it had acquired. Future development of the property will be limited to non-gaming purposes. The resulting write-down of the parcel was necessary to reflect

                             STATION CASINOS, INC.

the value of the land as a non-gaming site. This land was sold in the fiscal year ended December 31, 2000.

    In the Transition Period 1998, the impairment loss principally involves assets at the Station Casino St. Charles facility, including a riverboat formerly used in the Missouri operations, capitalized project costs associated with various parcels of land determined to have no value, and several parcels of land within close proximity to the St. Charles, Missouri site that were being held for future development. The fair value of the impaired assets was primarily determined through the market's interest in riverboats and barges, and on the comparable sales prices on parcels of land in the St. Charles area. The total amount of the impairment loss in the Transition Period 1998 related to this category of assets was approximately $23.4 million. In addition to the assets described above, the most significant portion of the remaining impairment loss in the Transition Period 1998 relates to several parcels of land in Nevada and Texas that the Company had acquired in the past for either defensive or expansion purposes. The value of these parcels was determined based on sales prices for comparable parcels of land on the market. The following two circumstances led to the Company's decision to write-down these assets to their fair market value: (1) the passage, in Nevada, of legislation which places significantly higher requirements on land to be zoned for gaming purposes, and
(2) the termination of the Plan of Merger with Crescent Real Estate Equities Company.

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

4.  LAND HELD FOR DEVELOPMENT

    The Company has acquired several parcels of land in the Las Vegas valley as part of the Company's development activities. The Company's decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that the Company will be able to obtain appropriate licensing or be able to secure additional, acceptable financing in order to proceed with any particular project. As of December 31, 2000, the Company has $97.9 million of land held for development. Land held for development consists primarily of five sites that are owned or leased which comprise 195 acres. In addition, the Company has options to purchase a total of 66 acres adjacent to two of the sites.

                             STATION CASINOS, INC.

5.  LONG-TERM DEBT

    Long-term debt consists of the following (amounts in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Amended and restated reducing revolving credit facility,
  $380.8 million limit at December 31, 2000, due September
  30, 2003, interest at a margin above the bank's prime rate
  or the Eurodollar Rate (9.41% at December 31, 2000).......  $ 64,000   $177,300
Secured term loan facility..................................        --    200,000
9 7/8% senior subordinated notes, interest payable
  semi-annually, principal due July 1, 2010, net of
  unamortized discount of $1.4 million at December 31,
  2000......................................................   373,566         --
8 7/8% senior subordinated notes, interest payable
  semi-annually, principal due December 1, 2008.............   199,900    199,900
9 3/4% senior subordinated notes, interest payable
  semi-annually, principal due April 15, 2007, net of
  unamortized discount of $4.2 million at December 31,
  2000......................................................   145,782    145,326
10 1/8% senior subordinated notes, interest payable
  semi-annually, principal due March 15, 2006, net of
  unamortized discount of $0.8 million at December 31,
  2000......................................................   197,205    197,087
Other long-term debt, collateralized by various assets,
  including slot machines, furniture and equipment, and
  land, monthly installments including interest ranging from
  8.50% to 9.00% at December 31, 2000.......................     9,172     22,867
                                                              --------   --------
    Total long-term debt....................................   989,625    942,480
Current portion of long-term debt...........................    (5,684)    (8,647)
                                                              --------   --------
    Total long-term debt, less current portion..............  $983,941   $933,833
                                                              ========   ========

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

    Subsequent to December 31, 2000, the Company amended the Revolving Facility to amend certain covenants discussed below including the scheduled amortization and the consolidated funded debt to adjusted EBITDA ratio. See discussion of amendment in note 12.

    In March 2000, the Company exercised its right to increase the Revolving Facility by $50.0 million. The Revolving Facility provides for borrowings up to an aggregate principal amount of $380.8 million at December 31, 2000. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $14.0 million on each of March 31, 2001 and June 30, 2001; by $17.5 million each fiscal quarter end until and including September 30, 2002; by $30.6 million on each fiscal quarter end until and including June 30, 2003; and by $173.4 million on September 30, 2003.

                             STATION CASINOS, INC.

Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of December 31, 2000, the Borrower's margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.50%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of December 31, 2000, the fee for the unfunded portion of the Revolving Facility was 35 basis points.

    The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of
1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of December 31, 2000, the Borrowers combined funded debt to Adjusted EBITDA ratio was 0.72 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended December 31, 2000 was 2.34 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of December 31, 2000, Palace Station's tangible net worth exceeded the requirement by approximately $10.2 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

    In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 4.50 to 1.00 on December 31, 2000 and reducing quarterly to 4.00 to
1.00 on September 30, 2001. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of December 31, 2000, the Company's consolidated funded debt to Adjusted EBITDA ratio was 3.99 to 1.00. As of December 31, 2000, the Company has pledged the stock of all of its material subsidiaries except Kansas City Station Corporation and St. Charles Riverfront Station, Inc. and has agreed to pledge the stock of these subsidiaries.

    In July 2000, the Company completed an offering of $375.0 million of senior subordinated notes due in July 2010, that have equal priority with the other senior subordinated notes. The $375.0 million senior subordinated notes bear interest payable semi-annually at a rate of 9 7/8%. The discount on the $375.0 million senior subordinated notes was recorded as a reduction to long-term debt. Proceeds from the sale of the $375.0 million senior subordinated notes were used to repay all amounts outstanding under the Term Loan and the Term Loan was terminated. The remaining proceeds were used to reduce amounts outstanding under our Revolving Facility. The Company recorded an extraordinary charge of $0.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized loan costs related to the termination of the Term Loan.

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

                             STATION CASINOS, INC.

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

    The indentures governing the Company's senior subordinated notes (the "Indentures") contain certain customary financial and other covenants which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At December 31, 2000, the Company's Consolidated Coverage Ratio (as defined in the Indentures) was 2.34 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits the Company's ability to incur additional indebtedness for borrowings under the Amended Bank Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restrict the Company's ability to pay dividends on its capital stock. On August 10, 2000, the Company completed a consent solicitation with the holders of the Notes to exclude the write down of assets at Station Casino St. Charles in December 1999 from the definition of consolidated net income for the Consolidated Coverage Ratio. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

    The estimated fair value of the Company's long-term debt at December 31, 2000, was approximately $1,014.0 million, compared to its book value of approximately $989.6 million. The estimated fair value amounts were based on quoted market prices on or about December 31, 2000, for the Company's debt securities that are publicly traded. For the Amended Bank Facility, the fair value approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

                             STATION CASINOS, INC.

    Scheduled maturities of long-term debt are as follows (amounts in thousands):

YEAR ENDING DECEMBER 31,
------------------------
    2001..................................................  $  5,684
    2002..................................................       257
    2003..................................................    66,901
    2004..................................................       121
    2005..................................................       126
    Thereafter............................................   916,536
                                                            --------
        Total.............................................  $989,625
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

    TEXAS STATION LEASE

    The Company entered into a ground lease for 47 acres of land on which Texas Station is located. The Company leases this land from a trust pursuant to a long-term ground lease. The trustee of this trust is Bank of America NT&SA, the beneficiary of which is Texas Gambling Hall & Hotel, Inc. an affiliate company of the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $287,500 through June 2010. In July 2010, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of
(i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. The rent will be further adjusted by a cost of living factor after the first ten years and every ten years thereafter. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals beginning in May 2000, to purchase the land at fair market value. The Company did not exercise its May 2000 option. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Amended Bank Facility.

                             STATION CASINOS, INC.

YEAR ENDING DECEMBER 31,
------------------------

    SUNSET STATION LEASE

    In June 1994, the Company entered into a lease agreement for approximately 48 acres of land on which Sunset Station is located. The lease has a term of 65 years with monthly rental payments of $120,000, adjusted on each subsequent five-year anniversary by a cost of living factor. In June 2001, the Company has an option to purchase this land for $23.8 million.

    EQUIPMENT LEASE

    In connection with the loan agreement to fund the construction of Sunset Station, the Company entered into an operating lease for furniture, fixtures and equipment (the "Equipment") with a cost of up to $40 million, dated as of September 25, 1996, (the "Sunset Operating Lease") with First Security Trust Company of Nevada. A total of $35.7 million of this facility had been drawn. The Company incurred approximately $2.0 million of rent expense per quarter related to the Sunset Operating Lease. In October 1999, the Company exercised its option to purchase the equipment for approximately $27.0 million. The purchase price was funded with borrowings from the Company's Revolving Facility.

    OPERATING LEASES

    The Company leases several parcels of land and equipment used in its operations at Palace Station, Boulder Station, Texas Station, Sunset Station and Wild Wild West. Leases on various parcels ranging from 13 acres to 47 acres have terms expiring between March 2006 and July 2063. Future minimum lease payments required under these operating leases and other noncancelable operating leases are as follows (amounts in thousands):

YEAR ENDING DECEMBER 31,
------------------------
    2001..................................................  $ 11,943
    2002..................................................    12,781
    2003..................................................    12,656
    2004..................................................    12,537
    2005..................................................    11,879
    Thereafter............................................   584,636
                                                            --------
        Total.............................................  $646,432
                                                            ========

    Rent expense totaled approximately $10.9 million, $14.6 million and $12.1 million for the fiscal years ended December 31, 2000 and 1999 and the Transition Period 1998, respectively.

    GREEN VALLEY RANCH

    A 50/50 joint venture between the Company and GCR Gaming, LLC (an affiliate of American Nevada Corporation) has commenced construction of a new resort/casino, Green Valley Ranch, on the south side of Interstate 215 at Green Valley Parkway in Henderson, Nevada. The 40-acre resort site is part of a 170-acre mixed-use commercial, retail and office project. The Company expects to contribute approximately $50 million in cash equity for a 50 percent equity ownership. As of December 31, 2000, the Company has made cash equity contributions of $34 million. The Company will be the managing partner of Green Valley Ranch and will receive a management fee for its services. Construction of the resort is expected to be completed in the fourth quarter of 2001. The estimated construction cost of this project is approximately $300 million. The project is expected to be capitalized with total equity

                             STATION CASINOS, INC.

contributions from the partners of approximately $100 million and third party financing for the remainder. The joint venture has received commitments from a group of banks for a $165 million reducing revolving credit facility, subject to customary conditions. The Company anticipates that it will be required to enter into a completion guarantee and a make-well agreement in connection with the Green Valley Ranch financing. In addition, the joint venture anticipates obtaining $35 million of equipment lease financing from a group of lenders. If the third party financing cannot be obtained or is insufficient to fund the construction costs, the Company and GCR Gaming, LLC would be obligated to contribute amounts necessary to finance the construction and opening of the project. The Company has co-owned Barley's with an affiliate of American Nevada Corporation since January 1996.

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

    MISSOURI PROPERTIES SALE

    On December 20, 2000, the Company sold the Missouri Properties for an aggregate purchase price of $488 million. The sale of the Missouri Properties is subject to a post-closing purchase price adjustment related to the current assets purchased and the current liabilities assumed by Ameristar. The amount of any payments required related to the post-closing purchase price adjustment has yet to be determined. In addition, the Company has agreed to indemnify Ameristar for any losses resulting from breaches by the Company of representations or warranties contained in the purchase agreements, subject to applicable caps and thresholds with respect to such losses.

7.  STOCKHOLDERS' EQUITY

    COMMON STOCK

    On May 23, 2000, the Company announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for all fractional shares. All share data has been adjusted retroactively in the accompanying consolidated financial statements for the 3-for-2 stock split.

    Adjusted for the stock split, the Company is authorized to issue up to 135,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 63,919,530 shares of which were issued and 3,552,401 shares were held in treasury as of December 31, 2000. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore as well as any distributions

                             STATION CASINOS, INC.

to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

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

    TREASURY STOCK

    Adjusted for the stock split, the Company is authorized to repurchase up to approximately 9.5 million shares of its Common Stock. As of December 31, 2000, the Company had purchased 3.6 million shares at a cost of $41.9 million. In July 2000, the Company entered into an equity forward contract that allows for shares of the Company's Common Stock to be purchased by a financial institution and held on the Company's behalf. This contract expired in January 2001 and the terms of the contract permitted settlement in either net shares or cash. In January 2001, the Company closed out the contract and purchased 3.2 million shares for approximately $46 million.

    PUT OPTIONS

    During the quarter ended March 31, 2000, the Company sold put options, adjusted for the stock split, on 2.2 million shares of its Common Stock. The Company had the option to settle in cash or shares of Common Stock. On
April 27, 2000, options on 1.1 million shares expired unexercised. On July 27, 2000, the remaining options on 1.1 million shares were rolled into another put option for 1.1 million shares, which was terminated on August 4, 2000.

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

                             STATION CASINOS, INC.

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

8.  BENEFIT PLANS

    STOCK COMPENSATION PROGRAMS

    The Company has adopted a Stock Compensation Program which includes (i) an Incentive Stock Option Plan for the grant of incentive stock options, (ii) a Compensatory Stock Option Plan providing for the grant of nonqualified stock options, (iii) a Restricted Shares Plan providing for the grant of restricted shares of common stock and (iv) a Nonemployee Director Stock Option Plan, providing for the grant of nonqualified stock options. The Company has also adopted the 1999 Stock Compensation Program (combined with the Stock Compensation Program "the Programs"), which includes (i) the 1999 Compensatory Stock Option Plan providing for the grant of nonqualified stock options to employees who are not officers or directors of the Company and (ii) the 1999 Share Plan which grants shares of common stock to employees based on their length of service with the Company. Officers, key employees, directors (whether employee directors or nonemployee directors) and independent contractors or agents of the Company and its subsidiaries are eligible to participate in the programs. However, only employees of the Company and its subsidiaries are eligible to receive incentive stock options.

    A maximum of 17,710,500 shares of common stock have been reserved for issuance under the Program. Options are granted at the current market price at the date of grant. The plan provides for a variety of vesting schedules, including immediate, twenty percent per year for five years, and a cliff vest at the vesting date, to be determined at the time of grant. All options have an exercise period of ten years from the date of grant.

                             STATION CASINOS, INC.

    The Programs will terminate ten years from the date of adoption, unless terminated earlier by the Board of Directors, and no options or restricted shares may be granted under the Programs after such date. Summarized information for the Programs is as follows:

                                       FOR THE YEAR            FOR THE YEAR
                                    ENDED DECEMBER 31,      ENDED DECEMBER 31,     TRANSITION PERIOD
                                           2000                    1999                   1998
                                   ---------------------   --------------------   --------------------
                                                WEIGHTED               WEIGHTED               WEIGHTED
                                                AVERAGE                AVERAGE                AVERAGE
                                                EXERCISE               EXERCISE               EXERCISE
                                    OPTIONS      PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                   ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of the
  year...........................   9,908,493    $ 9.01    9,004,995    $ 8.29    7,601,178    $ 8.87
    Granted......................   1,820,250    $13.93    1,126,149    $14.37    1,557,459    $ 5.13
    Exercised....................    (277,884)   $ 6.18     (107,224)   $ 7.72       (1,684)   $ 8.00
    Canceled.....................    (685,267)   $ 8.93     (115,427)   $ 5.75     (151,958)   $ 5.27
                                   ----------              ---------              ---------
Outstanding at end of the year...  10,765,592    $ 9.91    9,908,493    $ 9.01    9,004,995    $ 8.29
                                   ==========              =========              =========
Exercisable at end of year.......   6,479,932    $ 9.82    5,652,665    $10.09    2,927,391    $11.07
                                   ==========              =========              =========
Options available for grant......   5,808,296              6,914,195                169,917
                                   ==========              =========              =========

    The following table summarizes information about the options outstanding at December 31, 2000:

                                  OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                         -------------------------------------   ------------------------
                            NUMBER       WEIGHTED                   NUMBER
                         OUTSTANDING      AVERAGE     WEIGHTED    EXERCISABLE    WEIGHTED
       RANGE OF               AT         REMAINING    AVERAGE         AT         AVERAGE
       EXERCISE          DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,    EXERCISE
        PRICES               2000          LIFE        PRICE         2000         PRICE
----------------------   ------------   -----------   --------   -------------   --------
   $ 3.29 -- $ 3.58           98,250        7.7        $ 3.57         21,750      $ 3.53
   $ 5.00 -- $ 6.58        3,041,728        7.2        $ 5.12      1,186,318      $ 5.12
   $ 7.75 -- $11.54        3,368,517        5.0        $ 9.42      3,328,617      $ 9.41
   $12.00 -- $16.92        4,257,097        6.5        $13.89      1,943,247      $13.46
                          ----------                               ---------
                          10,765,592        6.2        $ 9.91      6,479,932      $ 9.82
                          ==========                               =========

    Restricted stock grants of 6,000 and 495,000 shares were issued during the fiscal years ended December 31, 2000 and 1999, respectively. The effect of these grants is to increase the issued and outstanding shares of the Company's common stock and decrease the number of shares available for grant in the plan. Deferred compensation is recorded for the restricted stock grants equal to the market value of the Company's common stock on the date of grant. The deferred compensation is amortized over the period the restricted stock vests and is recorded as compensation expense in the accompanying consolidated statements of operations.

    The Company applies APB Opinion No. 25 and related interpretations in accounting for the Programs. Accordingly, compensation expense recognized was different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation expense for the plans been determined in accordance with SFAS No. 123, the effect on the Company's net income (loss) applicable to common stock and

                             STATION CASINOS, INC.

basic and diluted earnings (loss) per common share would have been as follows (amounts in thousands, except per share data):

                                                         FOR THE YEARS ENDED
                                                            DECEMBER 31,       TRANSITION
                                                         -------------------     PERIOD
                                                           2000       1999        1998
                                                         --------   --------   ----------
Net income (loss) applicable to common stock:
    As reported........................................  $93,505    $(44,758)   $(17,531)
    Proforma...........................................  $89,949    $(48,526)   $(19,201)

Basic earnings (loss) per common share:
    As reported........................................  $  1.55    $  (0.76)   $  (0.33)
    Proforma...........................................  $  1.49    $  (0.83)   $  (0.36)

Diluted earnings (loss) per common share:
    As reported........................................  $  1.48    $  (0.76)   $  (0.33)
    Proforma...........................................  $  1.43    $  (0.83)   $  (0.36)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following assumptions:

                                                                FOR THE YEARS
                                                                    ENDED
                                                                 DECEMBER 31,           TRANSITION
                                                            ----------------------        PERIOD
                                                              2000          1999           1998
                                                            --------      --------      ----------
Expected dividend yield...................................      --            --              --
Expected stock price volatility...........................   52.00%        50.00%          51.90%
Risk-free interest rate...................................    6.12%         5.90%           4.51%
Expected average life of options (years)..................    4.36          3.91            3.87
Expected fair value of options granted....................   $6.68         $6.31           $2.23

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

    401(K) PLAN

    The Company has a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50 percent of the first four percent of each participating employee's compensation. Effective October 1, 1998, the employer contribution was increased from 25 percent of the first four percent of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contribution was approximately $2,187,000, $2,103,000 and $678,000 for the fiscal years ended December 31, 2000 and 1999 and the Transition Period 1998, respectively.

9.  EXECUTIVE COMPENSATION PLANS

    The Company has employment agreements with certain of its executive officers. These contracts provide for, among other things, an annual base salary, supplemental long-term disability and supplemental life insurance benefits in excess of the Company's normal coverage for employees. In

                             STATION CASINOS, INC.

addition, the Company has adopted a Supplemental Executive Retirement Plan for its Chief Executive Officer and a Supplemental Management Retirement Plan for certain key executives as selected by the Human Resources Committee of the Company's Board of Directors. Other executive plans include a Deferred Compensation Plan and a Long-Term Stay-On Performance Incentive Plan.

10. INCOME TAXES

    The Company files a consolidated federal income tax return. The benefit (provision) for income taxes for financial reporting purposes consists of the following (amounts in thousands):

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,       TRANSITION
                                                          -------------------     PERIOD
                                                            2000       1999        1998
                                                          --------   --------   ----------
Income tax benefit (provision) from continuing
  operations............................................  $(54,098)  $14,929      $  871
Tax benefit from extraordinary loss on early retirement
  of debt...............................................       294     5,736       1,671
                                                          --------   -------      ------
    Total income taxes..................................  $(53,804)  $20,665      $2,542
                                                          ========   =======      ======

    The benefit (provision) for income taxes attributable to the net loss consists of the following (amounts in thousands):

                                                         FOR THE YEARS ENDED
                                                            DECEMBER 31,       TRANSITION
                                                         -------------------     PERIOD
                                                           2000       1999        1998
                                                         --------   --------   ----------
Current................................................  $(22,266)  $(14,960)    $ 3,953
Deferred...............................................   (31,538)    35,625      (1,411)
                                                         --------   --------     -------
    Total income taxes.................................  $(53,804)  $ 20,665     $ 2,542
                                                         ========   ========     =======

    The income tax benefit (provision) differs from that computed at the federal statutory corporate tax rate as follows:

                                                                  FOR THE YEARS
                                                                      ENDED
                                                                   DECEMBER 31,        TRANSITION
                                                              ----------------------     PERIOD
                                                                2000          1999        1998
                                                              --------      --------   ----------
Federal statutory rate......................................    35.0%         35.0%        35.0%
Lobbying and political......................................     0.3          (1.2)       (16.8)
Meals and entertainment.....................................     0.6          (0.9)        (1.2)
Credits earned, net.........................................    (0.3)          0.8          2.5
Other, net..................................................     0.9          (1.2)        (2.1)
                                                                ----          ----        -----
Effective tax rate..........................................    36.5%         32.5%        17.4%
                                                                ====          ====        =====

                             STATION CASINOS, INC.

    The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Deferred tax assets:
    Current:
        Accrued vacation, bonuses and group insurance.......  $  6,088   $  7,358
        Prepaid gaming taxes................................    (2,911)    (2,880)
        Other...............................................     4,071      3,545
                                                              --------   --------
    Total current...........................................     7,248      8,023
                                                              --------   --------
    Long-term:
        Preopening and other costs, net of amortization.....     1,857      7,135
        Accrued benefits....................................     5,640      2,496
        FICA credits........................................        --      2,947
        State deferred taxes................................        --      2,023
        Net operating loss..................................        --      2,690
        Alternative minimum tax credits.....................    16,086     27,725
                                                              --------   --------
    Total long-term.........................................    23,583     45,016
                                                              --------   --------
    Total deferred tax assets...............................    30,831     53,039
                                                              --------   --------
Deferred tax liabilities:
    Long-term:
        Temporary differences related to property and
          equipment.........................................   (45,920)   (19,963)
        Other...............................................    (8,999)      (734)
                                                              --------   --------
    Total deferred tax liabilities..........................   (54,919)   (20,697)
                                                              --------   --------
    Net.....................................................  $(24,088)  $ 32,342
                                                              ========   ========

    The excess of the alternative minimum tax over the regular federal income tax is a tax credit which can be carried forward indefinitely to reduce future regular federal income tax liabilities. The Company did not record a valuation allowance at December 31, 2000 or 1999 relating to recorded tax benefits because all benefits are more likely than not to be realized.

11. LEGAL MATTERS

    The Company is a litigant in legal matters arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

    On December 20, 2000, the Company and Kansas City Station Corporation were named as defendants in an action styled FITZGERALD SUGAR CREEK, INC. V. KANSAS CITY STATION CORP. ET AL., No. 00CV230480 (Circuit Court of Jackson County, Missouri). The Company and its subsidiary responded to this lawsuit on January 19, 2001 and moved to remove the case to bankruptcy court in Nevada. The plaintiff alleges that the defendants are liable for unspecified actual punitive damages and other relief, based on alleged tortious interference with the plaintiff's business expectancy of receiving a Missouri gaming license in the Kansas City metropolitan area. The allegations of the petition appear to

                             STATION CASINOS, INC.

be based on the same issues involved in the investigation by the Missouri Gaming Commission related to activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri. The plaintiff also alleges claims based on fraudulent concealment and civil conspiracy. Although no assurance can be made with respect to any litigation, the Company believes that the plaintiffs claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

12. SUBSEQUENT EVENTS

    On January 4, 2001, the Company consummated the purchase of substantially all of the assets of the Fiesta Casino Hotel for $170 million. Fiesta is strategically located on approximately 25 acres at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas, Nevada, across from Texas Station. The property will retain the Fiesta name and theme.

    On January 30, 2001, the Company consummated the purchase of substantially all of the assets of The Reserve Hotel & Casino for $71.8 million. The Reserve is strategically located on approximately 46 acres at the intersection of Interstate 215 and Interstate 515 in Henderson, Nevada. The property will retain its name and theme pending further evaluation.

    In February 2001, the Company completed an offering of $300 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes have a coupon rate of 8 3/8% and were priced at par. The indentures governing the Senior Notes contain substantially the same covenants as the Company's senior subordinated notes along with a limitation on the amount of liens the Company can incur. The proceeds from the Senior Notes were used to repay amounts outstanding on the Revolving Facility and to redeem $100 million in principal amount of the 10 1/8% senior subordinated notes due 2006. The redemption of the senior subordinated notes was completed on March 15, 2001. The Company will record an extraordinary charge of approximately $4.2 million, net of the applicable tax benefit, related to the redemption of the senior subordinated note.

    In February 2001, the Company reduced the commitments under its Revolving Facility to $300.8 million. The $80 million reduction will eliminate substantially all the scheduled amortization described in Note 5 through March 31, 2002. In addition, on March 12, 2001, the Company amended the Revolving Facility. The amendment affects various covenants in the Revolving Facility, including raising the maximum consolidated funded debt to Adjusted EBITDA ratio to 5.25 to 1.00 through September 30, 2001 and reducing in steps to
4.50 to 1.00 on September 30, 2003.

                             STATION CASINOS, INC.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                      NET
                                                                      INCOME         INCOME     DILUTED
                                                                   (LOSS) BEFORE     (LOSS)     EARNINGS
                                                                   INCOME TAXES    APPLICABLE    (LOSS)
                                                       OPERATING        AND            TO         PER
                                              NET       INCOME     EXTRAORDINARY     COMMON      COMMON
                                            REVENUES    (LOSS)         ITEM          STOCK       SHARE
                                            --------   ---------   -------------   ----------   --------
                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 2000
First quarter.............................  $254,843   $ 58,306      $  35,453      $ 22,336     $ 0.35
Second quarter............................   244,328     55,074         32,638        20,725       0.33
Third quarter.............................   249,062     47,301         24,844        15,569       0.25
Fourth quarter............................   243,445     82,131         55,214        34,875       0.55

YEAR ENDED DECEMBER 31, 1999
First quarter.............................  $229,931   $ 35,776      $  12,997      $ (4,045)    $(0.08)
Second quarter............................   235,371     41,552         34,525        21,592       0.39
Third quarter.............................   237,531     42,235         20,976        13,143       0.21
Fourth quarter............................   239,636    (90,692)      (115,721)      (75,448)     (1.20)

TRANSITION PERIOD 1998
First quarter.............................  $206,250   $ 29,179      $   5,528      $  1,488     $ 0.03
Second quarter............................   213,448     31,622          5,090         1,033       0.02
Third quarter.............................   222,516      3,895        (20,482)      (20,052)     (0.38)

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

        Report of Independent Public Accountants

        Consolidated Balance Sheets as of December 31, 2000 and 1999

        Years Ended December 31, 2000 and 1999 and the Transition Period Ended December 31, 1998

           Consolidated Statements of Operations

           Consolidated Statements of Stockholders' Equity

           Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

   2. None

   3. Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
 3.1                    Amended and Restated Articles of Incorporation of the
                        Registrant. (Incorporated herein by reference to
                        Registration Statement No. 33-76156)
 3.2                    Restated Bylaws of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)
 4.1                    Form of Senior Notes of the Registrant (2001 Issue)
                        (included in Exhibit 4.6)
 4.2                    Form of Subordinated Note of the Registrant (2000 issue).
                        (Incorporated herein by reference to Registration Statement on Form S-4 dated October 30, 2000)
 4.3                    Form of Subordinated Note of the Registrant (1998 Issue).
                        (Incorporated herein by reference to the Company's annual
                        report on Form 10-K for the period ended December 31, 1999)
 4.4                    Form of Subordinated Note of the Registrant (1997 Issue).
                        (Incorporated herein by reference to the Company's Form 8-K dated April 3, 1997)
 4.5                    Form of Subordinated Note of the Registrant (1996 Issue).
                        (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)
 4.6                    Indenture dated as of February 13, 2001 between Registrant and United States Trust Company as Trustee
 4.7                    Indenture dated as of July 7, 2000 between the Registrant
                        and First Union National Bank as Trustee. (Incorporated
                        herein by reference to Registration Statement on Form S-4
                        dated October 30, 2000)
 4.8                    Indenture dated as of December 3, 1998 between the
                        Registrant and First Union National Bank as Trustee.
                        (Incorporated herein by reference to the Company's
                        Registration Statement on Form S-4 dated January 27, 1999)
 4.9                    First Supplemental Indenture dated as of August 10, 2000
                        between the Registrant and First Union National Bank as
                        Trustee, with respect to the Indenture dated as of
                        December 3, 1998
 4.10                   Indenture dated as of April 3, 1997 between Registrant and
                        First Union National Bank as Trustee. (Incorporated by
                        reference to the Company's Form 8-K dated April 3, 1997)
 4.11                   First Supplemental Indenture dated as of August 10, 2000
                        between the Registrant and First Union National Bank as
                        Trustee, with respect to the Indenture dated as of April 3,
                        1997

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
 4.12                   Indenture dated as of March 29, 1996 between the Registrant and First Union National Bank, as Trustee. (Incorporated
                        herein by reference to the Company's Form 8-K dated
                        March 25, 1996)
 4.13                   First Indenture dated as of August 10, 2000 between the
                        Registrant and First Union National Bank as Trustee, with
                        respect to the Indenture dated as of March 29, 1996
 4.14                   Third Amended and Restated Reducing Revolving Loan Agreement
                        dated as of August 25, 1999. (Incorporated herein by
                        reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999)
 4.15                   Amendment No. 1 to Third Amended and Restated Reducing
                        Revolving Loan Agreement dated as of September 24, 1999.
                        (Incorporated herein by reference to the Company's Quarterly
                        Report on Form 10-Q for the period ended September 30, 1999)
 4.16                   Amendment No. 2 to Third Amended and Restated Reducing
                        Revolving Loan Agreement dated as of January 25, 2000.
                        (Incorporated herein by reference to the Company's Annual
                        Report on Form 10-K for the period ended December 31, 1999)
 4.17                   Facility Increase Global Document to Third Amended and
                        Restated Reducing Revolving Loan Agreement dated as of
                        March 24, 2000. (Incorporated herein by reference to the
                        Company's Quarterly Report on Form 10-Q for the period ended
                        March 31, 2000)
 4.18                   Amendment No. 3 to Third Amended and Restated Reducing
                        Revolving Loan Agreement dated as of June 2, 2000.
                        (Incorporated herein by reference to the Company's Quarterly
                        Report on Form 10-Q for the period ended June 30, 2000)
 4.19                   Amendment No. 4 to Third Amended and Restated Reducing
                        Revolving Loan Agreement dated as of June 28, 2000.
                        (Incorporated herein by reference to the Company's Quarterly
                        Report on Form 10-Q for the period ended June 30, 2000)
 4.20                   Amendment No. 5 to Third Amended and Restated Reducing
                        Revolving Loan Agreement dated as of August 24, 2000.
                        (Incorporated herein by reference to Registration Statement on Form S-4 dated October 30, 2000)
 4.21                   Amendment No. 6 to Third Amended and Restated Reducing
                        Revolving Loan Agreement dated as of August 31, 2000.
                        (Incorporated herein by reference to Registration Statement on Form S-4 dated October 30, 2000)
 4.22                   Amendment No. 7 to Third Amended and Restated Reducing
                        Revolving Loan Agreement dated as of November 6, 2000.
                        (Incorporated herein by reference to the Company's Quarterly
                        Report on Form 10-Q for the period ended September 30, 2001)
 4.23                   Amendment No. 8 to Third Amended and Restated Reducing
                        Revolving Loan Agreement dated as of January 30, 2001.
 4.24                   Amendment No. 9 to Third Amended and Restated Reducing
                        Revolving Loan Agreement dated as of March 12, 2001.
 4.25                   Certificate of Resolutions of Convertible Preferred Stock of
                        the Registrant. (Incorporated herein by reference to the
                        Company's Form 8-K dated March 25, 1996)
 4.26                   Form of Convertible Preferred Stock of the Registrant.
                        (Incorporated herein by reference to the Company's Form 8-K dated March 25, 1996)
 4.27                   Rights Agreement dated October 6, 1997 between the Company and Continental Stock Transfer and Trust Company, as Rights
                        Agent. (Incorporated herein by reference to the Company's
                        Form 8-K dated October 9, 1997)
 4.28                   Amendment to Rights Agreement, dated as of January 16, 1998, between Station Casinos, Inc. and Continental Stock
                        Transfer & Trust Company, as Rights Agent. (Incorporated
                        herein by reference to the Company's Form 8-K dated
                        January 27, 1998)

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
 4.29                   Amendment No. 2 to Rights Agreement, dated as of
                        December 1, 1998, between Station Casinos, Inc. and
                        Continental Stock Transfer & Trust Company, as Rights Agent.
                        (Incorporated herein by reference to the Company's Form 8-K dated November 6, 1998)
 4.30                   Certificate of Resolutions of $100 Redeemable Preferred
                        Stock. (Incorporated herein by reference to the Company's
                        Form 10-K for the fiscal year ended March 31, 1998)
 10.1                   Lease dated as of December 17, 1974 between Teddy Rich
                        Enterprises and Townefood, Inc. (Incorporated herein by
                        reference to Registration Statement No. 33-59302)
 10.2                   Lease dated as of May 8, 1973 between Teddy Rich Enterprises and Mini-Price Motor Inn., including Addendum dated May 8,
                        1973; Lease Addendum dated June 10, 1974 amending lease
                        dated May 8, 1973 between Teddy Rich Enterprises and
                        Mini-Price Motor Inn, Inc. (Incorporated herein by
                        reference to Registration Statement No. 33-59302)
 10.3                   First Amendment to Lease (With Option) dated as of April 1,
                        1999 between Palace Station Hotel & Casino, Inc. and
                        Flamingo Associates, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the
                        period ended September 30, 1999)
 10.4                   Second Amendment to Lease (With Option) dated as of
                        April 1, 1999 between Palace Station Hotel Casino, Inc. and
                        Flamingo Associates, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the
                        period ended September 30, 1999)
 10.5                   Lease dated as of February 16, 1976 between Richfield
                        Development Co. and Mini-Price Motor Inn. (Incorporated
                        herein by reference to Registration Statement No. 33-59302)
 10.6                   First Amendment to Lease (With Option) dated as of April 1,
                        1999 between Palace Station Hotel & Casino, Inc. and
                        Richfield Development Co. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the
                        period ended September 30, 1999)
 10.7                   Second Amendment to Lease (With Option) dated as of
                        April 1, 1999 between Palace Station Hotel & Casino, Inc.
                        and Richfield Development Co. (Incorporated herein by
                        reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999)
 10.8                   Lease dated as of September 6, 1977 between Richard Tam and
                        Mini-Price Motor Inn Joint Venture (Parcel B1).
                        (Incorporated herein by reference to Registration Statement
                        No. 33-59302)
 10.9                   Lease dated as of September 6, 1977 between Richard Tam and
                        Mini-Price Motor Inn Joint Venture (Parcel B2).
                        (Incorporated herein by reference to Registration Statement
                        No. 33-59302)
 10.10                  First Amendment to Lease (With Option) dated as of April 1,
                        1999 between Palace Station Hotel & Casino, Inc. and Richard
                        Tam. (Incorporated herein by reference to the Company's
                        Quarterly Report on Form 10-Q for the period ended
                        September 30, 1999)
 10.11                  Second Amendment to Lease (With Option) dated as of
                        April 1, 1999 between Palace Station Hotel & Casino, Inc.
                        and Richard Tam. (Incorporated herein by reference to the
                        Company's Quarterly Report on Form 10-Q for the period ended
                        September 30, 1999)
 10.12                  Executive Employment Agreement between Frank J. Fertitta III and the Registrant dated as of December 1, 1999.
                        (Incorporated herein by reference to the Company's Annual
                        Report on Form 10-K for the period ended December 31, 1999)
 10.13                  Executive Employment Agreement between Glenn C. Christenson and the Registrant dated as of December 1, 1999.
                        (Incorporated herein by reference to the Company's Annual
                        Report on Form 10-K for the period ended December 31, 1999)
 10.14                  Executive Employment Agreement between Scott M Nielson and the Registrant dated as of December 1, 1999. (Incorporated herein by reference to the Company's Annual Report on
                        Form 10-K for the period ended December 31, 1999)

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
 10.15                  Executive Employment Agreement between Blake L. Sartini and the Registrant dated as of December 1, 1999. (Incorporated herein by reference to the Company's Annual Report on
                        Form 10-K for the period ended December 31, 1999)
 10.16                  Executive Employment Agreement between Lorenzo J. Fertitta and the Registrant dated as of July 31, 2000. (Incorporated herein by reference to Registration Statement on Form S-4
                        dated October 30, 2000)
 10.17                  Stock Compensation Program of the Registrant. (Incorporated
                        herein by reference to the Company's Quarterly Report on
                        Form 10-Q for the period ended June 30, 1993)
 10.18                  Amendment dated as of August 22, 1995 to the Stock
                        Compensation Program. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995)
 10.19                  Supplemental Executive Retirement Plan of the Registrant
                        dated as of November 30, 1994. (Incorporated herein by
                        reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
 10.20                  Supplemental Management Retirement Plan of the Registrant
                        dated as of November 30, 1994. (Incorporated herein by
                        reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
 10.21                  Long-Term Stay-On Performance Incentive Plan between the
                        Registrant and Glenn C. Christenson, Scott M Nielson and
                        Blake L. Sartini. (Incorporated herein by reference to the
                        Company's Quarterly Report on Form 10-Q for the period ended
                        December 31, 1994)
 10.22                  Amended and Restated Deferred Compensation Plan of the
                        Registrant effective as of September 30, 1999. (Incorporated herein by reference to the Company's annual report on
                        Form 10-K for the period ended December 31, 1999)
 10.23                  Special Long-Term Disability Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
 10.24                  Ground Lease between Boulder Station, Inc. and KB
                        Enterprises dated as of June 1, 1993. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)
 10.25                  Option to Lease or Purchase dated as of June 1, 1993 between
                        Boulder Station, Inc. and KB Enterprises. (Incorporated
                        herein by reference to the Company's Quarterly Report on
                        Form 10-Q for the period ended June 30, 1993)
 10.26                  Option to Acquire Interest Under Purchase Contract dated as of June 1, 1993 between Boulder Station, Inc. and KB
                        Enterprises. (Incorporated herein by reference to the
                        Company's Quarterly Report on Form 10-Q for the period ended
                        June 30, 1993)
 10.27                  First Amendment to Ground Lease and Sublease, dated as of
                        June 30, 1995, by and between KB Enterprises, as landlord
                        and Boulder Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
 10.28                  Ground Lease between Registrant and Texas Gambling Hall &
                        Hotel, Inc. dated as of June 1, 1995. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
 10.29                  First Amendment to Ground Lease dated as of June 30, 1995
                        between Registrant and Texas Gambling Hall & Hotel, Inc.
                        (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
 10.30                  Assignment, Assumption and Consent Agreement (Ground Lease)
                        dated as of July 6, 1995 between Registrant and Texas
                        Station, Inc. (Incorporated herein by reference to the
                        Company's Form 8-K dated July 5, 1995)

       EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
 10.31                  Lease between Navillus Investment Co.; Jerome D. Mack as
                        trustee of the Center Trust; Peter Trust Limited
                        Partnership; and Third Generation Limited Partnership and
                        Registrant. (Incorporated herein by reference to the
                        Company" Annual Report on Form 10-K for the period ended
                        March 31, 1994)
 10.32                  Form of Indemnification Agreement for Directors and
                        Executive Officers. (Incorporated herein by reference to
                        Registration Statement No. 33-59302)
 10.33                  Form of Indemnification Agreement between the Registrant and
                        Frank Fertitta, Jr. (Incorporated herein by reference to
                        Registration Statement No. 33-59302)
 10.34                  Operating Agreement dated March 10, 2000, among Green Valley
                        Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch
                        Station, Inc., a wholly owned subsidiary of the Registrant.
                        (Incorporated herein by reference to the Company's Annual
                        Report on Form 10-K for the period ended December 31, 1999)
 10.35                  Purchase Agreement with Santa Fe Gaming Corp. and Santa Fe
                        Hotel, Inc. dated June 12, 2000. (Incorporated herein by
                        reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000)
 10.36                  Amendment No. 1 dated as of July 28, 2000, to Purchase
                        Agreement with Santa Fe Gaming Corp. and Santa Fe
                        Hotel, Inc. (Incorporated herein by reference to the
                        Company's Form 8-K dated October 2, 2000)
 10.37                  Amendment No. 2 dated as of August 3, 2000, to Purchase
                        Agreement with Santa Fe Gaming Corp. and Santa Fe
                        Hotel, Inc. (Incorporated herein by reference to the
                        Company's Form 8-K dated October 2, 2000)
 10.38                  Asset Purchase Agreement with Fiesta Hotel Corporation, Los
                        Pueblos, Inc. and Joe G. Maloof & Co., Inc. dated July 19,
                        2000. (Incorporated herein by reference to Registration
                        Statement on Form S-4 dated October 30, 2000)
 10.39                  Amendment dated as of January 2, 2001 to Asset Purchase
                        Agreement dated as of July 19, 2000 with Fiesta Hotel
                        Corporation, Los Pueblos, Inc. and Joe G. Maloof &
                        Company, Inc. (Incorporated herein by reference to the
                        Company's Form 8-K dated January 3, 2001)
 10.40                  Asset Purchase Agreement with Ameristar Casino Kansas
                        City, Inc., Ameristar Casinos, Inc. and Kansas City Station
                        Corporation dated October 17, 2000. (Incorporated herein by reference to Registration Statement on Form S-4 dated
                        October 30, 2000)
 10.41                  Asset Purchase Agreement with Ameristar Casino St.
                        Charles, Inc., Ameristar Casinos, Inc. and St. Charles
                        Riverfront Station, Inc. dated October 17, 2000.
                        (Incorporated herein by reference to Registration Statement on Form S-4 dated October 30, 2000)
 10.42                  Asset Purchase Agreement with Ameristar Casino Las
                        Vegas, Inc., Ameristar Casinos, Inc. and Lake Mead
                        Station, Inc. dated October 17, 2000. (Incorporated herein by reference to Registration Statement on Form S-4 dated
                        October 30, 2000)
 21.1                   Subsidiaries of the Registrant
 23.1                   Consent of Arthur Andersen LLP

------------------------

(b) Reports on Form 8K

    On January 4, 2001, the Company filed a current report on Form 8-K dated December 20, 2000. The Company reported under Item 2 the disposition of substantially all of the assets of Station Casino Kansas City and Station Casino St. Charles for an aggregate purchase price of $488 million to Ameristar Casinos, Inc.

    On January 9, 2001, the Company filed a current report on Form 8-K dated January 3, 2001. The Company reported under Item 2 the acquisition of substantially all of the assets of the Fiesta Casino Hotel for an aggregate purchase price of $170 million.

    On January 25, 2001, the Company filed a current report on Form 8-K dated January 23, 2001. The Company reported under Item 5 the financial results for the quarter and year ended December 31, 2000 and commented on its outlook for 2001, that the Company had entered into a Settlement and Final Order with the Missouri Gaming Commission in November and that on December 20, 2000, the Company and Kansas City Station Corporation were named as defendants in an action styled FITZGERALD'S SUGAR CREEK, INC. V KANSAS CITY STATION CORPORATION, ET AL. No. 00CV230480 (Circuit Court of Jackson County, Missouri).

(c) None

(d) None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       STATION CASINOS, INC.

Dated: March 28, 2001                                  By:            /s/ FRANK J. FERTITTA
                                                            -----------------------------------------
                                                                        Frank J. Fertitta
                                                            CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                                              OFFICER (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chairman of the Board and
                /s/ FRANK J. FERTITTA                    Chief Executive Officer
     -------------------------------------------         (Principal Executive          March 28, 2001
                  Frank J. Fertitta                      Officer)

               /s/ LORENZO J. FERTITTA
     -------------------------------------------       President and Director          March 28, 2001
                 Lorenzo J. Fertitta

                                                       Executive Vice President,
                                                         Chief Financial Officer,
              /s/ GLENN C. CHRISTENSON                   Chief Administrative
     -------------------------------------------         Officer, Treasurer and        March 28, 2001
                Glenn C. Christenson                     Director (Principal
                                                         Financial and Accounting
                                                         Officer)

                /s/ BLAKE L. SARTINI                   Executive Vice President,
     -------------------------------------------         Chief Operating Officer and   March 28, 2001
                  Blake L. Sartini                       Director

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                   /s/ R. HAL DEAN
     -------------------------------------------       Director                        March 28, 2001
                     R. Hal Dean

            /s/ LOWELL H. LEBERMANN, JR.
     -------------------------------------------       Director                        March 28, 2001
              Lowell H. Lebermann, Jr.

                /s/ DELISE F. SARTINI
     -------------------------------------------       Director                        March 28, 2001
                  Delise F. Sartini

                  /s/ JAMES E. NAVE
     -------------------------------------------       Director                        March 28, 2001
                    James E. Nave