Form 10-Q
period 2001-03-31
STATION CASINOS INC
filed 2001-05-15
CIK 898660

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-21640

STATION CASINOS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0136443 (IRS Employer Identification No.)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common stock, $.01 par value	Outstanding at April 30, 2001 57,757,566

STATION CASINOS, INC.
INDEX

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

STATION CASINOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$64,348	$255,984
Receivables, net	13,066	11,128
Income tax receivable	920	18,351
Inventories	5,080	3,975
Prepaid gaming taxes	12,697	11,072
Prepaid expenses	6,499	5,276
Deferred income tax	6,998	7,248

Total current assets	109,608	313,034
Property and equipment, net	1,009,680	811,449
Goodwill, net	191,148	114,854
Land held for development	108,359	97,949
Investment in joint ventures	65,839	48,229
Other assets, net	54,624	54,913

Total assets	$1,539,258	$1,440,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$302	$5,684
Accounts payable	16,487	21,871
Accrued payroll and related	22,600	20,335
Construction contracts payable	8,857	5,476
Accrued interest payable	26,079	10,998
Accrued progressives	8,497	6,837
Accrued expenses and other current liabilities	37,745	53,541

Total current liabilities	120,567	124,742
Long-term debt, less current portion	1,125,656	983,941
Deferred income tax, net	32,414	31,336
Other long-term liabilities, net	11,072	11,522

Total liabilities	1,289,709	1,151,541

Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 135,000,000 shares; 64,524,923 and 63,919,530 shares issued	427	427
Treasury stock, 6,797,150 and 3,552,401 shares, at cost	(88,301)	(41,882)
Additional paid-in capital	289,352	288,794
Deferred compensation — restricted stock	(6,032)	(6,050)
Retained earnings	54,103	47,598

Total stockholders' equity	249,549	288,887

Total liabilities and stockholders' equity	$1,539,258	$1,440,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Operating revenues:
Casino	$162,147	$208,910
Food and beverage	33,368	35,248
Room	12,810	11,665
Other	18,205	16,115

Gross revenues	226,530	271,938
Promotional allowances	(16,808)	(17,095)

Net revenues	209,722	254,843

Operating costs and expenses:
Casino	69,345	93,118
Food and beverage	20,698	21,025
Room	4,556	3,914
Other	10,167	8,685
Selling, general and administrative	39,900	45,830
Corporate expense	6,236	7,911
Depreciation and amortization	16,203	16,054
Preopening expense	985	—

	168,090	196,537

Operating income	41,632	58,306

Other expense:
Interest expense, net	(25,067)	(22,407)
Other	218	(446)

	(24,849)	(22,853)

Income before income taxes and extraordinary item	16,783	35,453
Income tax provision	(6,042)	(13,117)

Income before extraordinary item	10,741	22,336
Extraordinary item—loss on early retirement of debt, net of applicable income tax benefit	(4,236)	—

Net income applicable to common stock	$6,505	$22,336

Basic and diluted earnings per common share:
Earnings applicable to common stock, before extraordinary item:
Basic	$0.18	$0.37
Diluted	$0.18	$0.35
Earnings applicable to common stock:
Basic	$0.11	$0.37
Diluted	$0.11	$0.35
Weighted average common shares outstanding:
Basic	58,071	61,076
Diluted	60,174	63,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$6,505	$22,336

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,203	16,054
Loss on early retirement of debt	6,517	—
Increase in deferred income tax	1,328	6,772
Preopening expenses	985	—
Amortization of debt discount and issuance costs	773	590
Changes in assets and liabilities:
Decrease in accounts and notes receivable, net	15,493	1,524
Increase in inventories and prepaid expenses	(3,953)	(124)
Decrease in accounts payable	(5,384)	(770)
Increase in accrued expenses and other liabilities	3,210	802
Other, net	(632)	(1,257)

Total adjustments	34,540	23,591

Net cash provided by operating activities	41,045	45,927

Cash flows from investing activities:
Capital expenditures	(293,604)	(9,839)
Investment in joint ventures	(17,610)	(3,159)
Land held for development	(10,410)	(33,622)
Increase (decrease) in construction contracts payable	3,381	(32)
Other, net	7,001	3,503

Net cash used in investing activities	(311,242)	(43,149)

Cash flows from financing activities:
Proceeds from issuance of senior notes	300,000	—
Redemption of senior subordinated notes	(100,000)	—
(Payments) borrowings under bank facility, net	(58,800)	10,600
Purchase of treasury stock	(46,419)	(25,919)
Debt issuance costs	(11,930)	—
Principal payments on notes payable	(4,867)	(2,088)
Other, net	577	3,387

Net cash provided by (used in) financing activities	78,561	(14,020)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(191,636)	(11,242)
Balance, beginning of period	255,984	73,072

Balance, end of period	$64,348	$61,830

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$10,433	$16,453
Cash received from income tax refunds, net	$14,998	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

    Station Casinos, Inc. (the "Company"), a Nevada Corporation, is an established multi-jurisdictional gaming and entertainment enterprise that currently owns and operates seven major hotel/casino properties and two smaller casino properties in Las Vegas. The Company also owns and provides slot route management services in southern Nevada. On January 4, 2001, the Company consummated the purchase of substantially all of the assets of the Fiesta Casino Hotel for a purchase price of $170.0 million. On January 30, 2001, the Company consummated the purchase of substantially all of the assets of The Reserve Hotel & Casino for an aggregate purchase price of $71.8 million. On December 20, 2000, the Company consummated the sale of substantially all of the assets of Station Casino St. Charles and Station Casino Kansas City (collectively the "Missouri Properties") to Ameristar Casinos, Inc. for an aggregate purchase price of approximately $488 million.

    The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), Texas Station, Inc. ("Texas Station"), Sunset Station, Inc. ("Sunset Station"), Santa Fe Station, Inc. ("Santa Fe Station"), Fiesta Casino Hotel ("Fiesta"), The Reserve Hotel & Casino ("The Reserve"), Southwest Gaming Services, Inc. ("SGSI"), and Tropicana Station, Inc., the operator of the Wild Wild West Gambling Hall & Hotel ("Wild Wild West"). The Company also owns a 50% interest in Town Center Amusements, Inc., d.b.a. Barley's Casino & Brewing Company ("Barley's"). All significant intercompany accounts and transactions have been eliminated.

    The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

    Certain amounts in the three months ended March 31, 2000 condensed consolidated financial statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

2.  Long-term Debt

    Long-term debt consists of the following (amounts in thousands):

	March 31, 2001	December 31, 2000
Amended and restated reducing revolving credit facility, $300.8 million limit at March 31, 2001, due September 30, 2003, interest at a margin above the bank's prime rate or the Eurodollar Rate (8.38% at March 31, 2001)	$5,200	$64,000
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008	300,000	—
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, net of unamortized discount of $1.4 million at March 31, 2001	373,590	373,566
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	199,900	199,900
9 3/4% senior subordinated notes, interest payable semi-annually, principal due April 15, 2007, net of unamortized discount of $4.1 million at March 31, 2001	145,902	145,782
10 1/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2006, net of unamortized discount of $0.4 million at March 31, 2001	97,627	197,205
Other long-term debt, collateralized by various assets, including slot machines, furniture, equipment and land, monthly installments including interest ranging from 8.50% to 9.00% at March 31, 2001	3,739	9,172

Total long-term debt	1,125,958	989,625
Current portion of long-term debt	(302)	(5,684)

Total long-term debt, less current portion	$1,125,656	$983,941

    In February 2001, the Company completed an offering of $300.0 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes bear interest at a rate equal to 8 3/8% per annum and were priced at 100% of the principal amount of the notes. The indentures governing the Senior Notes contain substantially the same covenants as the Company's senior subordinated notes along with a limitation on the amount of liens the Company can incur. The proceeds from the Senior Notes were used to repay amounts outstanding on the Revolving Facility and to redeem $100.0 million in principal amount of the 10 1/8% senior subordinated notes due 2006. The redemption of the senior subordinated notes was completed on March 15, 2001. The Company recorded an extraordinary charge of approximately $4.2 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

    In February 2001, the Company reduced the commitments under its existing bank credit facility (the "Revolving Facility") from $380.8 million to $300.8 million. In addition, on March 12, 2001, the Company amended various covenants contained in the Revolving Facility, including raising the maximum consolidated funded debt to Adjusted EBITDA ratio to 5.25 to 1.00 through September 30, 2001, which reduces to 5.00 to 1.00 on December 21, 2001 through June 30, 2002, to 4.75 to 1.00 on September 30, 2002 through June 30, 2003, and to 4.50 to 1.00 thereafter. The Amended Bank Facility is secured by substantially all of the Company's assets.

    The Revolving Facility provides for borrowings up to an aggregate principal amount of $300.8 million at March 31, 2001. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $0.5 million on March 31, 2002; by $17.5 million on June 30, 2002 and September 30, 2002; by $30.6 million on each fiscal quarter end until and including June 30, 2003; and by $173.4 million on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of March 31, 2001, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.63%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of March 31, 2001, the fee for the unfunded portion of the Revolving Facility was 40 basis points.

    The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of March 31, 2001, the Borrowers combined funded debt to Adjusted EBITDA ratio was 0.37 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended March 31, 2001 was 1.81 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of March 31, 2001, Palace Station's tangible net worth exceeded the requirement by approximately $10.4 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

    In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to 5.25 to 1.00 through September 30, 2001, which reduces to 5.00 to 1.00 on December 21, 2001 through June 30, 2002, to 4.75 to 1.00 on September 30, 2002 through June 30, 2003, and to 4.50 to 1.00 thereafter. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of March 31, 2001, the Company's consolidated funded debt to Adjusted EBITDA ratio was 4.88 to 1.00. The Company has pledged the stock of all of its material subsidiaries.

    In July 2000, the Company completed an offering of $375.0 million of senior subordinated notes due in July 2010, that have equal priority with the other senior subordinated notes. The $375.0 million senior subordinated notes bear interest payable semi-annually at a rate of 9 7/8%. The discount on the $375.0 million senior subordinated notes was recorded as a reduction to long-term debt. Proceeds from the sale of the $375.0 million senior subordinated notes were used to repay all amounts outstanding and terminate the Company's term loan agreement. The remaining proceeds were used to reduce amounts outstanding under our Revolving Facility. The Company recorded an extraordinary charge of $0.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized loan costs related to the termination of the term loan.

3.  Equity

    On May 23, 2000, the Company announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for any fractional shares.

All share data has been adjusted retroactively in the accompanying condensed consolidated financial statements for the 3-for-2 stock split.

    Adjusted for the stock split, the Company is authorized to repurchase up to approximately 9.5 million shares of its Common Stock. In January 2001, the Company closed out an equity forward contract and purchased 3.2 million shares for approximately $46 million. As of March 31, 2001, the Company had purchased 6.8 million shares at a cost of $88.3 million.

4.  Acquisitions and Future Development

  Fiesta Fiesta Casino Hotel

    On January 4, 2001, the Company consummated the purchase of substantially all of the assets of the Fiesta Casino Hotel for a purchase price of $170.0 million. The property will retain the Fiesta name and theme. Fiesta is strategically located on approximately 25 acres at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas across from Texas Station. Fiesta features a Southwestern theme which also includes a swimming pool, four full-service restaurants, several fast-food outlets, a gift shop, a non-gaming video arcade, a 970-seat entertainment lounge and five additional bars. The Company expects to spend approximately $5 million during the first half of 2001 on minor renovations to the property.

  The Reserve

    On January 30, 2001, the Company consummated the purchase of substantially all of the assets of The Reserve Hotel & Casino for an aggregate purchase price of $71.8 million. The Reserve is strategically located on approximately 46 acres at the intersection of Interstate 215 and Interstate 515. The Reserve currently features an African safari and big game reserve theme, which also includes a swimming pool, four full-service restaurants, several fast-food outlets, a gift shop, three bars and lounges and meeting space.

    During the second half of fiscal year 2001, the Company expects to transition The Reserve to a Fiesta-branded property. The conversion is expected to debut by the end of the year and cost approximately $12 million. The Company is currently making revisions to the casino floor and parking areas of the facility, which are expected to cost approximately $8 million.

  Green Valley Project

    A 50/50 joint venture between the Company and GCR Gaming, LLC (an affiliate of American Nevada Corporation) has commenced construction of a new resort/casino, Green Valley Ranch on the south side of Interstate 215 at Green Valley Parkway in Henderson, Nevada. The 40-acre resort site is part of a 170-acre mixed-use commercial, retail and office project. The Company expects to contribute approximately $50 million in cash equity for a 50 percent equity ownership. As of March 31, 2001, the Company has made cash equity contributions of $47.5 million. The Company will be the managing partner of Green Valley Ranch and will receive a management fee for its services. Construction of the resort is expected to be completed in the fourth quarter of 2001. The estimated construction cost of this project is approximately $300 million. The project is expected to be capitalized with total equity contributions from the partners of approximately $100 million and third party financing for the remainder. The joint venture has received commitments from a group of banks for a $165.0 million reducing revolving credit facility, subject to customary conditions. The Company anticipates that it will be required to enter into a completion guarantee and a make-well agreement in connection with the Green Valley Ranch financing. In addition, the joint venture anticipates obtaining $35.0 million of equipment lease financing from a group of lenders. If the third party financing cannot be obtained or is insufficient to fund the construction costs, the Company and GCR Gaming, LLC would be obligated to contribute amounts necessary to finance the construction and opening of the project. The Company has co-owned Barley's with an affiliate of American Nevada Corporation since January 1996.

    The new project is planned to complement the Green Valley master-planned community. The plans for the project include over 330,000 square feet of public space and 200 hotel rooms. Planned entertainment amenities include a state-of-the-art spa with outdoor pools, a 10-screen movie theater, six full-service restaurants, a fast-food court with six quick-serve outlets and a non-gaming arcade. It is anticipated that the casino will have over 2,400 slot machines and 40 table games. The planned facility also includes a race and sports book, a poker room and parking for approximately 3,200 vehicles in a low-rise garage and on surface parking.

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

5.  Legal Matters

    The Company is a litigant in legal matters arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

    On December 20, 2000, the Company and Kansas City Station Corporation were named as defendants in an action styled Fitzgerald Sugar Creek, Inc. v. Kansas City Station Corp. et al., No. 00CV230480 (Circuit Court of Jackson County, Missouri). The plaintiff alleges that the defendants are liable for unspecified actual punitive damages and other relief, based on alleged tortious interference with the plaintiff's business expectancy of receiving a Missouri gaming license in the Kansas City metropolitan area. The allegations of the petition appear to be based on the same issues involved in the investigation by the Missouri Gaming Commission related to activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri. The plaintiff also alleges claims based on fraudulent concealment and civil conspiracy. The Company and its subsidiary responded to this lawsuit on January 19, 2001 and moved to remove the case to bankruptcy court in Nevada. On March 29, 2001, the United States Bankruptcy Court for the Western District of Missouri remanded the case to the Circuit Court of Jackson County, Missouri. On April 19, 2001, defendants filed a motion to dismiss plaintiff's petition. Although no assurance can be made with respect to any litigation, the Company believes that the plaintiff's claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

    On March 29, 2001, the Culinary Workers Union 226 and the Bartenders Union Local 165 (collectively, the "Charging Parties") filed an unfair labor practice charge with the National Labor Relations Board against the Company (the "NLRB Charge"). The NLRB Charge alleges that the Company (1) has systematically discriminated in hiring at Santa Fe Station Hotel & Casino based on whether an applicant previously worked at that location and was represented by the Charging Parties, and (2) has failed and refused to recognize and bargain with the Charging Parties as the exclusive collective bargaining representative of a certain unit of employees at that location. The Company believes the NLRB Charge is without merit and does not expect that it will have a material adverse effect on the Company's financial position or results of operations.

6.  Subsequent Event

    In February 2001, the Company completed an offering of $300 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes bear interest at a rate of 8 3/8% and were priced at 100% of the principal amount of the notes. In May 2001, the Company announced an offering of an additional $100 million of the Senior Notes, which is expected to be completed on May 31, 2001. The proceeds from this offering will be used to redeem the remaining $98 million in principal amount of the 10 1/8% senior subordinated notes due 2006. The redemption of the senior subordinated notes will occur in June 2001. The Company will record an extraordinary charge of approximately $4.0 million, net of the applicable income tax benefit, related to the redemption of the senior subordinated notes.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

Overview

    The following table highlights the results of operations for the Company and its subsidiaries (dollars in thousands):

	Three Months Ended March 31,
			Percent Change
	2001	2000
Net revenues—total	$209,722	$254,843	(17.7%)
Major Las Vegas Operations (a)	197,272	160,271	23.1%
Missouri Operations (a)	—	82,477	—
Other (a)	12,450	12,095	2.9%
Operating income (loss)—total	$41,632	$58,306	(28.6%)
Major Las Vegas Operations (a)	46,777	47,903	(2.4%)
Missouri Operations (a)	—	17,066	—
Other (a)	(5,145)	(6,663)	22.8%
Operating margin—total	19.9%	22.9%
Major Las Vegas Operations (a)	23.7%	29.9%
Missouri Operations (a)	—	20.7%
Cash flows from:
Operating activities	$41,045	$45,927	(10.6%)
EBITDA (b)—total	$58,820	$74,360	(20.9%)
Major Las Vegas Operations (a)	63,100	57,953	8.9%
Missouri Operations (a)	—	22,236	—
Other (a)	(4,281)	(5,829)	26.6%

(a)
The Major Las Vegas Operations include the accounts of: Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station (since October 2, 2000), Fiesta (since January 4, 2001) and The Reserve (since January 30, 2001). The Missouri Operations include the accounts of: Station Casino St. Charles and Station Casino Kansas City. On December 20, 2000, the Company completed the sale of substantially all of the assets of the Missouri Properties. Other includes the operations of Wild Wild West, the Company's investment in Barley's, Southwest Gaming and Corporate expense.

(b)
EBITDA consists of operating income plus depreciation, amortization and preopening expenses. The Company believes that in addition to cash flows and net income, EBITDA is a useful financial performance measurement for assessing the operating performance of the Company. Together with net income and cash flows, EBITDA provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and incur capital expenditures. To evaluate EBITDA and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation, amortization and preopening expenses, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's operating performance, cannot be determined from EBITDA. Further, EBITDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or adjustments to such measures may calculate EBITDA, or such adjustments in the same manner as the Company, and therefore, the Company's measure of EBITDA may not be comparable to similarly titled measures used by other gaming companies.

Results of Operations

    On December 20, 2000, the Company completed the sale of substantially all of the assets of the Missouri Properties. The Company purchased substantially all of the assets of the Santa Fe Hotel & Casino, the Fiesta Casino Hotel and The Reserve Hotel & Casino on October 2, 2000, January 4, 2001 and January 30, 2001, respectively. The results of operations for the three months ended March 31, 2001 will be substantially different from that of the three months ended March 31, 2000, due to the impact of these transactions. Consolidated net revenues, operating income, operating margin and EBITDA all declined for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, as the respective amounts for the three acquired properties were less than those of the Missouri Properties.

    Combined net revenues for the Company's major Las Vegas operations increased 23 percent to $197.3 million, while EBITDA increased nine percent to $63.1 million, due to the acquisitions mentioned above. Same-store net revenues declined 6.4 percent, resulting in a 12.9 percent decline in same-store EBITDA. The Company faced difficult comparisons during the first quarter of 2001, given the record results posted at all Station properties during the first quarter of 2000. In addition, same-store results were negatively impacted by higher utility costs, new competition in west Las Vegas which had an impact on Texas Station, continued road construction near Palace Station, and competitive supply increases on the Boulder Strip and surrounding areas. These issues, as well as ongoing construction at Santa Fe Station and the transition of The Reserve to a Fiesta-branded property, are expected to continue to impact the Company's properties during 2001.

    The following table highlights the various sources of revenues and expenses for the Company as compared to the prior periods (dollars in thousands, unaudited):

	Three Months Ended March 31,
			Percent Change
	2001	2000
Casino revenues	$162,147	$208,910	(22.4%)
Casino expenses	69,345	93,118	(25.5%)
Margin	57.2%	55.4%
Food and beverage revenues	$33,368	$35,248	(5.3%)
Food and beverage expenses	20,698	21,025	(1.6%)
Margin	38.0%	40.4%
Room revenues	$12,810	$11,665	9.8%
Room expenses	4,557	3,914	16.4%
Margin	64.4%	66.4%
Other revenues	$18,205	$16,115	13.0%
Selling, general and administrative	$39,900	$45,830	(12.9%)
Percent of net revenues	19.0%	18.0%
Corporate expense	$6,236	$7,911	(21.2%)
Percent of net revenues	3.0%	3.1%

    Casino.  Casino revenues decreased for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, primarily due to the sale of the Missouri Properties. The casino profit margin increased over the prior year due to the sale of the Missouri Properties. Gaming taxes in Missouri were significantly higher than in Nevada, which caused the Missouri Properties to have comparatively lower profit margins.

    Food and Beverage.  Food and beverage revenues for the three months ended March 31, 2001 decreased 5.3% as compared to food and beverage revenues for the three months ended March 31, 2000, due to the sale of the Missouri Properties, net of the addition of the Las Vegas properties. Food and beverage profit margins decreased slightly to 38.0% from 40.4% over the same periods.

    Room.  Room revenues for the three months ended March 31, 2001 increased 9.8% over the three months ended March 31, 2000. The increase is due to the addition of 324 rooms, as a result of the acquisition of Santa Fe Station, Fiesta and The Reserve, net of the loss of 200 rooms at Station Casino Kansas City. The average daily room rates for the major Las Vegas operations increased to $60 from $58 for the three months ended March 31, 2001 and 2000, respectively. The occupancy percentage for the major Las Vegas operations increased slightly to 91% from 90% over the same periods.

    Other Revenue.  Other revenue, which consists mainly of revenues derived from the gift shops, entertainment, arcades, vending machines, telephone charges, automatic teller machines and leased spaces, increased by 13.0% for the three months ended March 31, 2001 over those for the three months ended March 31, 2000. The increase is mainly attributed to the addition of the three new major Las Vegas properties.

    Selling, General and Administrative ("SG&A").  As a percent of net revenues, SG&A increased to 19.0% in the three months ended March 31, 2001, as compared to 18.0% for the three months ended March 31, 2000. This increase is due to the net effect of the addition of the assets from the three new Las Vegas properties and the sale of the Missouri Properties.

    Corporate Expense.  Corporate expense as a percent of net revenues decreased slightly to 3.0% in the three months ended March 31, 2001 as compared to 3.1% in the three months ended March 31, 2000. With the sale of the Missouri Properties and other consolidation efforts, the Company was able to trim corporate expense and lessen the impact of the decline in revenue.

    Depreciation and Amortization.  Depreciation and amortization increased slightly in the three months ended March 31, 2001 to $16.2 million as compared to $16.1 million in the three months ended March 31, 2000. This increase is due to the net effect of the addition of the assets from the three new Las Vegas properties and the sale of the Missouri Properties.

    Preopening Expenses.  Preopening expenses during the quarter ended March 31, 2001 were $985,000, which includes expenses for Fiesta, The Reserve and Green Valley Ranch.

    Interest Expense.  Interest costs incurred (expensed and capitalized) increased 17.5% to $26.5 million for the three months ended March 31, 2001, from $22.5 million in the prior year. This increase is due to an increase of $174.8 million in total long-term debt from the prior year.

    Other.  During the three months ended March 31, 2001, the Company recorded an extraordinary charge of $4.2 million (net of applicable tax benefit) related to the redemption of $100.0 million in principal amount of the 10 1/8% senior subordinated notes due in 2006.

Liquidity and Capital Resources

    During the three months ended March 31, 2001, the Company generated cash flows from operating activities of $41.0 million. At March 31, 2001, the Company had total available borrowings of $300.8 million under the Revolving Facility, of which $5.2 million was directly outstanding. Total available borrowings will reduce each quarter in accordance with the terms of the Revolving Facility (see "Description of Certain Indebtedness and Capital Stock-Amended Bank Facility"). The Company also had $64.3 million in cash and cash equivalents.

    During the three months ended March 31, 2001, total capital expenditures were $293.6 million, of which approximately (i) $174.1 million was related to the purchase and minor upgrades of the Fiesta, (ii) $74.3 million was related to the purchase and minor upgrades of The Reserve, (iii) $13.4 million was associated with the expansion project at Texas Station, (iv) $12.0 million was associated with the expansion and remodeling at Santa Fe Station, (v) $9.9 million was for maintenance capital expenditures, (vi) $7.5 million was for the installation of a new slot system and (vii) $2.4 million was for other items. In addition to the capital expenditures noted above, the Company also made $14.4 million and $3.5 million in equity contributions to the Green Valley Ranch project and the Fiesta Palms, respectively.

    The Company expects total capital expenditures of approximately $103 million for the remainder of the fiscal year, which include (i) the completion of the Santa Fe expansion, (ii) the purchase of a slot system and equipment, (iii) the re-branding of The Reserve to a Fiesta and (iv) maintenance capital expenditures. Other potential uses of cash in 2001 may include strategic land purchases throughout the Las Vegas area and opportunistic repurchases of the Company's Common Stock.

    In February 2001, the Company issued $300.0 million of senior notes, the proceeds of which were used to pay down the Revolving Facility and to repay $100.0 million of principal amount of the 10 1/8% senior subordinated notes. The Company believes that cash flows from operations, borrowings under the Amended Bank Facility, vendor and lease financing of equipment, and existing cash balances will be adequate to satisfy the Company's anticipated uses of capital during the remainder of the fiscal year. However, the Company is continually evaluating its financial needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available, the Company may amend its financing plans assuming such financing would be permitted under its existing debt and other applicable agreements.

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

Acquisitions and Future Development

  Fiesta

    On January 4, 2001, the Company consummated the purchase of substantially all of the assets of the Fiesta Casino Hotel for a purchase price of $170.0 million. The property will retain the Fiesta name and theme. Fiesta is strategically located on approximately 25 acres at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas across from Texas Station. Fiesta features a Southwestern theme which also includes a swimming pool, four full-service restaurants, several fast-food outlets, a gift shop, a non-gaming video arcade, a 970-seat entertainment lounge and five additional bars. The Company expects to spend approximately $5 million during the first half of 2001 on minor renovations to the property.

  The Reserve

    On January 30, 2001, the Company consummated the purchase of substantially all of the assets of The Reserve Hotel & Casino for an aggregate purchase price of $71.8 million. The Reserve is strategically located on approximately 46 acres at the intersection of Interstate 215 and Interstate 515. The Reserve currently features an African safari and big game reserve theme, which also includes a swimming pool, four full-service restaurants, several fast-food outlets, a gift shop, three bars and lounges and meeting space.

    During the second half of fiscal year 2001, the Company expects to transition The Reserve to a Fiesta-branded property. The conversion is expected to debut by the end of the year and cost approximately $12 million. The Company is currently making revisions to the casino floor and parking areas of the facility, which are expected to cost approximately $8 million.

  Green Valley Project

    A 50/50 joint venture between the Company and GCR Gaming, LLC (an affiliate of American Nevada Corporation) has commenced construction of a new resort/casino, Green Valley Ranch on the south side of Interstate 215 at Green Valley Parkway in Henderson, Nevada. The 40-acre resort site is part of a 170-acre mixed-use commercial, retail and office project. The Company expects to contribute approximately $50 million in cash equity for a 50 percent equity ownership. As of March 31, 2001, the Company has made cash equity contributions of $47.5 million. The Company will be the managing partner of Green Valley Ranch and will receive a management fee for its services. Construction of the resort is expected to be completed in the fourth quarter of 2001. The estimated construction cost of this project is approximately $300 million. The project is expected to be capitalized with total equity contributions from the partners of approximately $100 million and third party financing for the remainder. The joint venture has received commitments from a group of banks for a $165.0 million reducing revolving credit facility, subject to customary conditions. The Company anticipates that it will be required to enter into a completion guarantee and a make-well agreement in connection with the Green Valley Ranch financing. In addition, the joint venture anticipates obtaining $35.0 million of equipment lease financing from a group of lenders. If the third party financing cannot be obtained or is insufficient to fund the construction costs, the Company and GCR Gaming, LLC would be obligated to contribute amounts necessary to finance the construction and opening of the project. The Company has co-owned Barley's with an affiliate of American Nevada Corporation since January 1996.

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

  Land Held For Development

    The Company has acquired several parcels of land in the Las Vegas valley as part of the Company's development activities. The Company's decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that the Company will be able to obtain appropriate licensing or be able to secure additional, acceptable financing in order to proceed with any particular project. As of March 31, 2001, the Company has $108.4 million of land held for development. Land held for development consists primarily of six sites that are owned or leased, which comprise 224 acres. In addition, the Company has options to purchase a total of 66 acres adjacent to two of the sites.

Description of Certain Indebtedness and Capital Stock

  Amended Bank Facility

    In February 2001, the Company reduced the commitments under its Revolving Facility from $380.0 million to $300.8 million. In addition, on March 12, 2001, the Company amended various covenants contained in the Revolving Facility, including raising the maximum consolidated funded debt to Adjusted EBITDA ratio to 5.25 to 1.00 through September 30, 2001, which reduces to 5.00 to 1.00 on December 21, 2001 through June 30, 2002, to 4.75 to 1.00 on September 30, 2002 through June 30, 2003, and to 4.50 to 1.00 thereafter. The Amended Bank Facility is secured by substantially all of the Company's assets.

    The Revolving Facility provides for borrowings up to an aggregate principal amount of $300.8 million at March 31, 2001. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $0.5 million on March 31, 2002; by $17.5 million on June 30, 2002 and September 30, 2002; by $30.6 million on each fiscal quarter end until and including June 30, 2003; and by $173.4 million on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of March 31, 2001, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.63%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of March 31, 2001, the fee for the unfunded portion of the Revolving Facility was 40 basis points.

    The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of March 31, 2001, the Borrowers combined funded debt to Adjusted EBITDA ratio was 0.37 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended March 31, 2001 was 1.81 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of March 31, 2001, Palace Station's tangible net worth exceeded the requirement by approximately $10.4 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

    In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to

Adjusted EBITDA ratio to 5.25 to 1.00 through September 30, 2001, which reduces to 5.00 to 1.00 on December 21, 2001 through June 30, 2002, to 4.75 to 1.00 on September 30, 2002 through June 30, 2003, and to 4.50 to 1.00 thereafter. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of March 31, 2001, the Company's consolidated funded debt to Adjusted EBITDA ratio was 4.88 to 1.00. The Company has pledged the stock of all of its material subsidiaries.

  Senior Subordinated Notes

    The Company had $817.0 million, net of unamortized discount of $5.9 million, of senior subordinated notes outstanding as of March 31, 2001, $98.0 million of these notes bear interest, payable semi-annually, at a rate of 10 1/8% per year, $150.0 million of these notes bear interest, payable semi-annually, at a rate of 9 3/4% per year, $199.9 million of these notes bear interest, payable semi-annually, at a rate of 8 7/8% per year and $375.0 million of these notes bear interest, payable semi-annually, at a rate of 9 7/8% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants, which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At March 31, 2001, the Company's Consolidated Coverage Ratio (as defined) was 2.23 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. On August 10, 2000, the Company completed a consent solicitation with the holders of the Notes to exclude the write down of assets at Station Casino St. Charles in December 1999 from the definition of consolidated net income. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

  Senior Notes

    In February 2001, the Company completed an offering of $300.0 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes bear interest at a rate equal to 8 3/8% per annum and were priced at 100% of the principal amount of the notes. The indentures governing the Senior Notes contain substantially the same covenants as the Company's senior subordinated notes along with a limitation on the amount of liens the Company can incur. The proceeds from the Senior Notes were used to repay amounts outstanding on the Revolving Facility and to redeem $100.0 million in principal amount of the 10 1/8% senior subordinated notes due in 2006. The redemption of the senior subordinated notes was completed on March 15, 2001. The Company recorded an extraordinary charge of approximately $4.2 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

  Common Stock

    On May 23, 2000, the Company announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for any fractional shares. All share data has been adjusted retroactively in the accompanying condensed consolidated financial statements for the 3-for-2 stock split.

    Adjusted for the stock split, the Company is authorized to issue up to 135,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 64,524,923 shares of which were issued and 6,797,150 shares were held in treasury as of March 31, 2001. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

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

  Treasury Stock

    Adjusted for the stock split, the Company is authorized to repurchase up to approximately 9.5 million shares of its Common Stock. In January 2001, the Company closed out the equity forward contract and purchased 3.2 million shares for approximately $46 million. As of March 31, 2001, the Company had purchased 6.8 million shares at a cost of $88.3 million.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    As of March 31, 2001, there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Part II—OTHER INFORMATION

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

  Stephen B. Small Case

    A class action lawsuit was filed by plaintiff Stephen B. Small, et al., as class representative, on November 28, 1997, in the United States District Court for the Western District of Missouri, naming four gaming operators in Kansas City, Missouri, including Kansas City Station Corporation. The lawsuit alleged that the defendants are conducting gaming operations that are not located on the Missouri River in violation of certain state and federal statutes. The plaintiff also sought compensatory, special, consequential, and incidental damages in unspecified amounts. On September 1, 1998, the United States District Court granted Kansas City Station Corporation's motion to dismiss the lawsuit. On February 15, 2000, the United States Court of Appeals for the Eighth Circuit affirmed the United States District Court's dismissal of that lawsuit. On March 20, 2000, the United States Court of Appeals denied plaintiff's petition for rehearing en banc and petition for rehearing by the panel. On October 30, 1998, the plaintiff filed a similar lawsuit in the Circuit Court of Cole County, Missouri. The lawsuit alleged that the operators were conducting illegal games of chance prior to December 3, 1998, the effective date of a Constitutional amendment passed by Missouri voters on November 3, 1998, legalizing gaming facilities within 1,000 feet of the main channel of the Mississippi and Missouri Rivers. On February 9, 1999, the Cole County Circuit Court granted Kansas City Station Corporation's motion to dismiss the lawsuit. On April 4, 2000, the Missouri Court of Appeals for the Western District affirmed the Circuit Court's dismissal of that lawsuit.

  Fitzgerald's Sugar Creek, Inc. v. Kansas City Station Corp., et al.

    On December 20, 2000, SCI and Kansas City Station Corporation were named as defendants in an action styled Fitzgerald Sugar Creek, Inc. v. Kansas City Station Corp., et al., No. 00CV230480 (Circuit Court of Jackson County, Missouri). The plaintiff alleges that the defendants are liable for unspecified actual punitive damages and other relief, based on alleged tortious interference with the plaintiff's business expectancy of receiving a Missouri gaming license in the Kansas City metropolitan area. The allegations of the petition appear to be based on the same issues involved in the investigation by the Missouri Gaming Commission related to activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri. The plaintiff also alleges claims based on fraudulent concealment and civil conspiracy. The Company and its subsidiary responded to this lawsuit on January 19, 2001 and moved to remove the case to bankruptcy court in Nevada. On March 29, 2001, the United States Bankruptcy Court for the Western District of Missouri remanded the case to the Circuit Court of Jackson County, Missouri. On April 19, 2001, defendants filed a motion to dismiss plaintiff's petition. Although no assurance can be made with respect to any litigation, the Company believes that the plaintiff's claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

  National Labor Relations Board Charge

    On March 29, 2001, the Culinary Workers Union 226 and the Bartenders Union Local 165 (collectively, the "Charging Parties") filed an unfair labor practice charge with the National Labor Relations Board against the Company (the "NLRB Charge"). The NLRB Charge alleges that the Company (1) has systematically discriminated in hiring at Santa Fe Station Hotel & Casino based on whether an applicant previously worked at that location and was represented by the Charging Parties, and (2) has failed and refused to recognize and bargain with the Charging Parties as the exclusive collective bargaining representative of a certain unit of employees at that location. Remedies in NLRB actions include those which would make the employees whole, such as back pay (after mitigation) and reinstatement, and the right to have the union represent the employees. The Company believes the NLRB Charge is without merit and does not expect that it will have a material adverse effect on the Company's financial position or results of operations.

Item 2. Changes in Securities—None.

Item 3. Defaults Upon Senior Securities—None.

Item 4. Submission of Matters to a Vote of Security Holders—None.

Item 5. Other Information—None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits—None

  (b)
  Reports on Form 8-K—None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 11, 2001	STATION CASINOS, INC., Registrant
	By:	/s/ GLENN C. CHRISTENSON Glenn C. Christenson, Executive Vice President, Chief Financial Officer, and Chief Administrative Officer (Principal Accounting Officer)