Form 10-Q
period 2001-06-30
STATION CASINOS INC
filed 2001-08-14
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-21640

STATION CASINOS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0136443 (I.R.S. Employer Identification No.)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common stock, $.01 par value	Outstanding at July 31, 2001 64,716,526

STATION CASINOS, INC.
INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

STATION CASINOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$61,509	$255,984
Receivables, net	13,375	11,128
Income tax receivable	—	18,351
Inventories	5,473	3,975
Prepaid gaming taxes	16,498	11,072
Prepaid expenses	8,464	5,276
Deferred income tax	5,850	7,248

Total current assets	111,169	313,034
Property and equipment, net	1,078,223	811,449
Goodwill, net	190,090	114,854
Land held for development	105,264	97,949
Investment in joint ventures	83,222	48,229
Other assets, net	56,032	54,913

Total assets	$1,624,000	$1,440,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$205	$5,684
Accounts payable	18,727	21,871
Accrued payroll and related	19,821	20,335
Construction contracts payable	2,157	5,476
Accrued interest payable	18,047	10,998
Accrued progressives	7,307	6,837
Accrued expenses and other current liabilities	47,486	53,541

Total current liabilities	113,750	124,742
Long-term debt, less current portion	1,210,637	983,941
Deferred income tax, net	31,293	31,336
Other long-term liabilities, net	13,953	11,522

Total liabilities	1,369,633	1,151,541

Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 135,000,000 shares; 64,716,526 and 63,919,530 shares issued	435	427
Treasury stock, 6,799,750 and 3,552,401 shares, at cost	(88,339)	(41,882)
Additional paid-in capital	299,735	288,794
Deferred compensation — restricted stock	(15,374)	(6,050)
Retained earnings	57,910	47,598

Total stockholders' equity	254,367	288,887

Total liabilities and stockholders' equity	$1,624,000	$1,440,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Operating revenues:
Casino	$165,572	$199,016	$327,719	$407,926
Food and beverage	36,201	34,804	69,569	70,052
Room	12,343	11,474	25,153	23,139
Other	17,377	16,187	35,582	32,302

Gross revenues	231,493	261,481	458,023	533,419
Promotional allowances	(18,680)	(17,153)	(35,488)	(34,248)

Net revenues	212,813	244,328	422,535	499,171

Operating costs and expenses:
Casino	72,270	92,399	141,615	185,517
Food and beverage	21,307	20,777	42,005	41,802
Room	4,858	4,076	9,415	7,990
Other	10,464	9,003	20,631	17,688
Selling, general and administrative	39,199	40,512	79,099	86,342
Corporate expense	6,246	6,275	12,482	14,186
Depreciation and amortization	17,733	16,212	33,935	32,266
Preopening expenses	224	—	1,209	—
Impairment loss	4,001	—	4,001	—

	176,302	189,254	344,392	385,791

Operating income	36,511	55,074	78,143	113,380

Other income (expense):
Interest expense, net	(24,225)	(22,319)	(49,292)	(44,726)
Other	(25)	(117)	193	(563)

	(24,250)	(22,436)	(49,099)	(45,289)

Income before income taxes and extraordinary item	12,261	32,638	29,044	68,091
Income tax provision	(4,414)	(11,913)	(10,456)	(25,030)

Income before extraordinary item	7,847	20,725	18,588	43,061
Extraordinary item — loss on early retirement of debt, net of applicable income tax benefit	(4,040)	—	(8,276)	—

Net income applicable to common stock	$3,807	$20,725	$10,312	$43,061

Basic and diluted earnings per common share:
Earnings applicable to common stock, before extraordinary item:
Basic	$0.14	$0.34	$0.32	$0.71
Diluted	$0.13	$0.33	$0.31	$0.68
Earnings applicable to common stock:
Basic	$0.07	$0.34	$0.18	$0.71
Diluted	$0.06	$0.33	$0.17	$0.68
Weighted average common shares outstanding:
Basic	57,792	60,482	57,930	60,765
Diluted	60,262	63,742	60,205	63,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income	$10,312	$43,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,935	32,266
Loss on early retirement of debt	12,732	—
Impairment loss	4,001	—
Amortization of debt discount and issuance costs	3,211	1,304
Changes in assets and liabilities:
Decrease in accounts and notes receivable, net	16,104	1,961
Increase in inventories and prepaid expenses	(8,835)	(434)
Decrease in deferred income tax	1,355	8,670
Decrease in accounts payable	(3,144)	(532)
Increase (decrease) in accrued expenses and other liabilities	550	(5,231)
Other, net	857	(1,326)

Total adjustments	60,766	36,678

Net cash provided by operating activities	71,078	79,739

Cash flows from investing activities:
Capital expenditures	(376,773)	(31,540)
Investment in joint ventures	(35,417)	(1,526)
Land held for development	(12,327)	(36,051)
Decrease in construction contracts payable	(3,319)	(58)
Proceeds from sale of property and equipment	1,157	3,503
Other, net	(1,289)	(1,735)

Net cash used in investing activities	(427,968)	(67,407)

Cash flows from financing activities:
Proceeds from the issuance of senior notes	400,000	—
Redemption of 10 1/8% senior subordinated notes	(206,247)	—
Purchase of treasury stock	(46,457)	(26,038)
Payments (borrowings) under bank facility, net	26,000	(300)
Debt issuance costs	(6,416)	(286)
Principal payments on notes payable	(5,530)	(5,870)
Exercise of stock options	612	501
Other, net	453	3,692

Net cash provided by (used in) financing activities	162,415	(28,301)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(194,475)	(15,969)
Balance, beginning of period	255,984	73,072

Balance, end of period	$61,509	$57,103

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$42,619	$42,709
Cash (received) paid for income taxes, net	$(12,798)	$9,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

    Station Casinos, Inc. (the "Company"), a Nevada Corporation, is a gaming company that currently owns and operates seven major hotel/casino properties and two smaller casino properties in the Las Vegas metropolitan area. The Company also owns and provides slot route management services in southern Nevada (See Note 6). On October 2, 2000, the Company consummated the purchase of substantially all of the assets of the Santa Fe Hotel & Casino for an aggregate purchase price of $205 million and renamed the property Santa Fe Station. Until December 20, 2000, the Company owned and operated St. Charles Riverfront Station, Inc. ("Station Casino St. Charles") located in St. Charles, Missouri and Kansas City Station Corporation ("Station Casino Kansas City") located in Kansas City, Missouri. On December 20, 2000, the Company consummated the sale of substantially all of the assets of Station Casino St. Charles and Station Casino Kansas City (collectively the "Missouri Properties") to Ameristar Casinos, Inc. for an aggregate purchase price of approximately $488 million. On January 4, 2001, the Company consummated the purchase of substantially all of the assets of the Fiesta Casino Hotel for a purchase price of $170.0 million. On January 30, 2001, the Company consummated the purchase of substantially all of the assets of The Reserve Hotel & Casino for an aggregate purchase price of $71.8 million.

    The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), Texas Station, Inc. ("Texas Station"), Sunset Station, Inc. ("Sunset Station"), Santa Fe Station, Inc. ("Santa Fe Station"), Fiesta Station, Inc. ("Fiesta"), The Reserve Hotel & Casino ("The Reserve"), Southwest Gaming Services, Inc. ("SGSI"), and Tropicana Station, Inc., the operator of the Wild Wild West Gambling Hall & Hotel ("Wild Wild West"). The Company also owns a 50% interest in Town Center Amusements, Inc., d.b.a. Barley's Casino & Brewing Company ("Barley's"). All significant intercompany accounts and transactions have been eliminated.

    The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

    Certain amounts in the three and six months ended June 30, 2000 condensed consolidated financial statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

2.  Long-term Debt

    Long-term debt consists of the following (amounts in thousands):

	June 30, 2001	December 31, 2000
Amended and restated reducing revolving credit facility, $300.8 million limit at June 30, 2001, due September 30, 2003, interest at a margin above the bank's prime rate or the Eurodollar Rate (6.31% at June 30, 2001)	$90,000	$64,000
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008	400,000	—
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, net of unamortized discount of $1.4 million at June 30, 2001	373,613	373,566
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	199,900	199,900
9 3/4% senior subordinated notes, interest payable semi-annually, principal due April 15, 2007, net of unamortized discount of $4.0 million at June 30, 2001	146,029	145,782
10 1/8% senior subordinated notes	—	197,205
Other long-term debt, collateralized by various assets, including slot machines, furniture and equipment, and land, monthly installments including interest ranging from 8.50% to 9.00% at June 30, 2001	3,642	9,172

Total long-term debt	1,213,184	989,625
Current portion of long-term debt	(205)	(5,684)
Market value of interest rate swaps	(2,342)	—

Total long-term debt, net	$1,210,637	$983,941

    In February 2001, the Company reduced the commitments under its existing bank credit facility (the "Revolving Facility") from $380.8 million to $300.8 million. In addition, on March 12, 2001, the Company amended various covenants contained in the Revolving Facility, including raising the maximum consolidated funded debt to Adjusted EBITDA ratio to 5.25 to 1.00 through September 30, 2001, which reduces to 5.00 to 1.00 on December 31, 2001 through June 30, 2002, to 4.75 to 1.00 on September 30, 2002 through June 30, 2003 and to 4.50 to 1.00 on September 30, 2003. The Borrowers are the material operating subsidiaries and the Revolving Facility is secured by substantially all of the Company's assets.

    The Revolving Facility provides for borrowings up to an aggregate principal amount of $300.8 million at June 30, 2001. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $0.6 million on March 31, 2002; by $17.5 million on June 30, 2002 and September 30, 2002; by $30.6 million on each fiscal quarter end until and including June 30, 2003; and by $173.4 million on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of June 30, 2001, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.25%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of June 30, 2001, the fee for the unfunded portion of the Revolving Facility was 50 basis points.

    The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of June 30, 2001, the Borrowers combined funded debt to Adjusted EBITDA ratio was 0.17 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended June 30, 2001 was 1.84 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of June 30, 2001, Palace Station's tangible net worth exceeded the requirement by approximately $10.6 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

    In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 5.25 to 1.00 through September 30, 2001, which reduces to 5.00 to 1.00 on December 31, 2001 through June 30, 2002, to 4.75 to 1.00 on September 30, 2002 through June 30, 2003, and to 4.50 to 1.00 on September 30, 2003. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of June 30, 2001, the Company's consolidated funded debt to Adjusted EBITDA ratio was 4.96 to 1.00. On December 31, 2001, the consolidated funded debt to Adjusted EDITDA ratio reduces to 5.00 to 1.00. If the actual consolidated funded debt to Adjusted EBITDA ratio on that date is in excess of that required per the covenant, the Company would need to obtain a waiver under the Revolving Facility. The Company has no assurances that it would be granted a waiver if the consolidated funded debt to Adjusted EBITDA ratio exceeds the requirements per the covenant. The Company has pledged the stock of all of its material subsidiaries.

    In February 2001, the Company completed an offering of $300.0 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes bear interest at a rate equal to 8 3/8% per annum and were priced at par. The indentures governing the Senior Notes contain substantially the same covenants as the Company's senior subordinated notes along with a limitation on liens the Company can incur. The proceeds from the Senior Notes were used to repay amounts outstanding on the Revolving Facility and to redeem $100.0 million in principal amount of the 10 1/8% senior subordinated notes due 2006. The redemption of the senior subordinated notes was completed on March 15, 2001. The Company recorded an extraordinary charge of approximately $4.2 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

    In May 2001, the Company completed an additional offering of $100.0 million of the Senior Notes. The proceeds from the additional offering of the Senior Notes were used to redeem the remaining $98 million principal amount of the 10 1/8% senior subordinated notes due 2006. The redemption of the senior subordinated notes was completed on June 13, 2001. The Company recorded an extraordinary charge of approximately $4.0 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

    The Company has entered into various interest rate swaps with members of its bank group to manage interest expense. The interest rate swaps have converted a portion of the Company's fixed rate debt to a floating rate. As of June 30, 2001, the Company has interest rate swap agreements with a total notional amount of $300 million in which it pays a floating rate (weighted average at June 30, 2001 of approximately 7.27%) and receives a fixed rate (weighted average at June 30, 2001 of approximately 9.56%). The net effect of the interest rate swaps resulted in a reduction in interest expense of $222,000 and $1.2 million for the three and six months ended June 30, 2001, respectively.

The interest rate swaps terminate as follows: $150 million in 2007, $50 million in 2008, and $100 million in 2010.

    The above interest rate swaps qualify for the "shortcut" method allowed under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company's balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS 133, the Company recorded a liability of $2.3 million, representing the fair value of the interest rate swaps and a corresponding reduction in long-term debt as these interest rate swaps are considered highly effective under the criteria established by SFAS 133.

3.  Equity

    On May 23, 2000, the Company announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for any fractional shares.

    In January 2001, the Company closed out an equity forward contract and purchased 3.2 million shares of its Common Stock for approximately $46 million. As of June 30, 2001, the Company had purchased 6.8 million shares at a cost of $88.3 million. On July 27, 2001, the Company's board of directors authorized the repurchase of an additional 10 million shares of its Common Stock.

    In March and April 2001, the Company sold put warrants on a total of 215,000 shares of its Common Stock. The proceeds from the sale of the put warrants have been recorded in additional paid-in capital. As of June 30, 2001, the Company's potential obligation of $2.6 million to buy back the shares of Common Stock has been charged to additional paid-in capital.

4.  Acquisitions and Future Development

  Fiesta

    On January 4, 2001, the Company consummated the purchase of substantially all of the assets of the Fiesta Casino Hotel for a purchase price of $170.0 million. The property will retain the Fiesta name and theme. Fiesta is strategically located on approximately 25 acres at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas across from Texas Station. Fiesta features a Southwestern theme, which also includes a swimming pool, four full-service restaurants, several fast-food outlets, a gift shop, a non-gaming video arcade, a 970-seat entertainment lounge and five additional bars. The Company expects to spend approximately $5 million during 2001 on minor renovations to the property.

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

    During the second quarter of 2001, the Company completed revisions to the casino floor and parking areas of the facility. In addition, the Company expects to transition The Reserve to a Fiesta-branded property during the second half of 2001. The conversion is expected to debut by the end of the year. The Company expects to spend approximately $20 million on these projects.

  Green Valley Project

    A 50/50 joint venture between the Company and GCR Gaming, LLC (an affiliate of American Nevada Corporation) has commenced construction of a new resort/casino, Green Valley Ranch, on the south side of Interstate 215 at Green Valley Parkway in Henderson, Nevada. The 40-acre resort site is part of a 170-acre mixed-use commercial, retail and office project. The Company expects to contribute approximately $50 million in cash equity for a 50 percent equity ownership. As of June 30, 2001, the Company has made cash equity contributions of $66.3 million, of which the Company expects to receive a refund for the excess contributions over $50 million once financing is obtained. The Company will be the managing partner of Green Valley Ranch and will receive a management fee for its services. Construction of the resort is expected to be completed in the fourth quarter of 2001. The estimated construction cost of this project is approximately $300 million. The project is expected to be capitalized with total equity contributions from the partners of approximately $100 million and third party financing for the remainder. The joint venture has received commitments from a group of banks for a $165.0 million reducing revolving credit facility, subject to customary conditions. The Company anticipates that it will be required to enter into a completion guarantee and a make-well agreement in connection with the Green Valley Ranch financing. In addition, the joint venture is expected to obtain $35.0 million of equipment lease financing from a group of lenders. If the third party financing cannot be obtained or is insufficient to fund the construction costs, the Company and GCR Gaming, LLC would be obligated to contribute amounts necessary to finance the construction and opening of the project. The Company has co-owned Barley's with an affiliate of American Nevada Corporation since January 1996.

    The new project is planned to complement the Green Valley master-planned community. The plans for the project include over 330,000 square feet of public space and 200 hotel rooms. Planned entertainment amenities include a state-of-the-art spa with outdoor pools, a 10-screen movie theater, six full-service restaurants, a fast-food court with six quick-serve outlets and a non-gaming arcade. It is anticipated that the casino will have approximately 2,500 slot machines and 40 table games. The planned facility also includes a race and sports book, a poker room and parking for approximately 3,200 vehicles in a low-rise garage and on surface parking.

  United Auburn Indian Community

    On October 12, 1999, the Company announced that it had entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Subject to the receipt of certain governmental approvals, as well as voter approval of a proposed amendment to the California constitution, the Company and the UAIC intend to develop a gaming and entertainment facility on 49 acres, located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. Voter approval of the proposed amendment to the California constitution was received in March 2000, however, there can be no assurances when or if the necessary government approvals will be received. The scope and the timing of this project have yet to be determined.

  Land Held for Development

    The Company has acquired several parcels of land in the Las Vegas valley as part of its development activities. The Company's decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that the Company will be able to obtain appropriate licensing or be able to secure additional, acceptable financing in order to proceed with any particular project. As of June 30, 2001, the Company had $105.3 million of land held for development. Land held for development consists primarily of five sites that are owned or leased, which comprise 190 acres. In addition, the Company has options to purchase a total of 66 acres adjacent to two of the sites.

    After evaluating all options with respect to a 34-acre parcel near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas, the Company does not intend to develop a casino on the site and recorded a $4.0 million impairment loss at June 30, 2001. In addition, the Company is marketing a 29-acre parcel at the intersection of Smoke Ranch Road and Rancho Road in North Las Vegas for sale as a non-gaming site, as well as other non-strategic parcels around the Las Vegas valley.

5.  Recently Issued Accounting Standards

    The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" in July 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The Company believes that this SFAS will not have a significant impact on its results of operations or financial position.

    The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS No. 142 requires that goodwill and other intangible assets are no longer subject to amortization over their estimated useful lives and will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company currently amortizes its goodwill over 40 years. Beginning on January 1, 2002, the Company will no longer amortize goodwill. These assets will be assessed for impairment in accordance with SFAS No. 142. The balance of goodwill at June 30, 2001, was $190.1 million. Amortization expense related to goodwill for the six months ended June 30, 2001, was $2.3 million. The Company is in the process of assessing the fair value of its intangible assets and has not yet determined whether any intangibles are impaired. Any subsequent impairments could require an adjustment of the balance in goodwill.

6.  Other Matters

    On June 15, 2001, the Company announced the proposed sale of Southwest Gaming Services, Inc. ("SGSI"), its wholly owned subsidiary, to Blake L. Sartini, its former executive vice-president and chief operating officer. Mr. Sartini will continue as a member of the board of directors and as a substantial shareholder. The agreement provides for a tax-free, stock-for-stock exchange whereby the Company will transfer its stock in SGSI to Mr. Sartini in exchange for Station Casinos' Common Stock valued at approximately $14 million. The transaction is expected to close prior to the end of the year, pending gaming regulatory approval.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

1.  Overview

    The following table highlights the results of operations for the Company and its subsidiaries (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2001	2000		2001	2000
Net revenues—total	$212,813	$244,328	(12.9)%	$422,535	$499,171	(15.4)%
Major Las Vegas Operations(a)	200,670	152,245	31.8%	397,941	312,516	27.3%
Missouri Operations(a)	—	80,087	(100.0)%	—	162,564	(100.0)%
Other Operations and Corporate(a)	12,143	11,996	1.2%	24,594	24,091	2.1%
Operating income (loss)—total	$36,511	$55,074	(33.7)%	$78,143	$113,380	(31.1)%
Major Las Vegas Operations(a)	46,257	43,084	7.4%	93,033	90,987	2.2%
Missouri Operations(a)	—	17,341	(100.0)%	—	34,407	(100.0)%
Other Operations and Corporate(a)	(9,746)	(5,351)	(82.1)%	(14,890)	(12,014)	(23.9)%
Operating margin—total	17.2%	22.5%		18.5%	22.7%
Major Las Vegas Operations(a)	23.1%	28.3%		23.4%	29.1%
Missouri Operations(a)	—	21.7%		—	21.2%
Cash flows from:
Operating activities	$30,033	$33,812	(11.2)%	$71,078	$79,739	(10.9)%
EBITDA(b)—total	$58,469	$71,286	(18.0)%	$117,288	$145,646	(19.5)%
Major Las Vegas Operations(a)	63,143	53,222	18.6%	126,242	111,175	13.6%
Missouri Operations(a)	—	22,628	(100.0)%	—	44,864	(100.0)%
Other Operations and Corporate(a)	(4,674)	(4,564)	(2.4)%	(8,954)	(10,393)	13.8%

(a)
The Major Las Vegas Operations include the accounts of: Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station (since October 2, 2000), Fiesta (since January 4, 2001) and The Reserve (since January 30, 2001). The Missouri Operations include the accounts of: Station Casino St. Charles and Station Casino Kansas City. On December 20, 2000, the Company completed the sale of substantially all of the assets of the Missouri Operations. Other Operations and Corporate includes the accounts of Wild Wild West, the Company's investment in Barley's, Southwest Gaming and Corporate expense.

(b)
EBITDA consists of operating income plus depreciation, amortization, preopening expenses and impairment loss. The Company believes that in addition to cash flows and net income, EBITDA is a useful financial performance measurement for assessing the operating performance of the Company. Together with net income and cash flows, EBITDA provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and incur capital expenditures. To evaluate EBITDA and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation, amortization, preopening expenses and impairment loss, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's operating performance, cannot be determined from EBITDA. Further, EBITDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or adjustments to such measures may calculate EBITDA, or such adjustments in the same manner as the Company, and therefore, the Company's measure of EBITDA may not be comparable to similarly titled measures used by other gaming companies.

  Results of Operations

    On December 20, 2000, the Company completed the sale of substantially all of the assets of the Missouri Operations for $488.0 million. The Company purchased substantially all of the assets of the Santa Fe Hotel & Casino for $205.0 million, the Fiesta Casino Hotel for $170.0 million and The

Reserve Hotel & Casino for $71.8 million on October 2, 2000, January 4, 2001 and January 30, 2001, respectively. The results of operations for the three and six months ended June 30, 2001 will be substantially different from that of the three and six months ended June 30, 2000, due to the impact of these transactions. Consolidated net revenues, operating income, operating margin and EBITDA all declined for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000, as the respective amounts for the three acquired properties were less than those of the Missouri Operations.

    For the three months ended June 30, 2001 as compared to the three months ended June 30, 2000, combined net revenues for the Company's Major Las Vegas Operations increased 31.8% to $200.7 million, while EBITDA increased 18.6% to $63.1 million, due to the acquisitions mentioned above. Same-store net revenues for the three months ended June 30, 2001 declined 2.8% as compared to the three months ended June 30, 2000, resulting in a 7.2% decline in same-store EBITDA. For the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, combined net revenues for the Company's Major Las Vegas Operations increased 27.3% to $397.9 million, while EBITDA increased 13.6% to $126.2 million. Same-store net revenues for the six months ended June 30, 2001 declined 4.6% as compared to the six months ended June 30, 2000, resulting in a 10.2% decline in same-store EBITDA. The Company faced difficult comparisons during the first half of 2001, given the record results posted at all its properties during the first quarter of 2000. In addition, same-store results were negatively impacted by softer general economic conditions, higher utility costs, new competition in west Las Vegas which had an impact on Texas Station, continued road construction near Palace Station, and competitive supply increases on the Boulder Strip and surrounding areas. These issues, as well as construction to transition the The Reserve to a Fiesta-branded property, are expected to impact the Company during the remainder of 2001.

    The following table highlights the various sources of revenues and expenses for the Company as compared to the prior periods (dollars in thousands, unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2001	2000		2001	2000
Casino revenues	$165,572	$199,016	(16.8)%	$327,719	$407,926	(19.7)%
Casino expenses	72,270	92,399	(21.8)%	141,615	185,517	(23.7)%
Margin	56.4%	53.6%		56.8%	54.5%
Food and beverage revenues	$36,201	$34,804	4.0%	$69,569	$70,052	(0.7)%
Food and beverage expenses	21,307	20,777	2.6%	42,005	41,802	0.5%
Margin	41.1%	40.3%		39.6%	40.3%
Room revenues	$12,343	$11,474	7.6%	$25,153	$23,139	8.7%
Room expenses	4,858	4,076	19.2%	9,415	7,990	17.8%
Margin	60.6%	64.5%		62.6%	65.5%
Other revenues	$17,377	$16,187	7.4%	$35,582	$32,302	10.2%
Selling, general and administrative	$39,199	$40,512	(3.2)%	$79,099	$86,342	(8.4)%
Percent of net revenues	18.4%	16.6%		18.7%	17.3%
Corporate expense	$6,246	$6,275	(0.5)%	$12,482	$14,186	(12.0)%
Percent of net revenues	2.9%	2.6%		3.0%	2.8%

    Casino.  Casino revenues decreased for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 as a result of the same factors affecting consolidated net revenues discussed above, with the exception of Sunset Station, which had a 9.6% and 6.6% increase in casino revenues for the three and six months ended June 30, 2001, respectively. The casino profit margin increased to 56.4% for the three months ended June 30, 2001 as compared to 53.6% for the three months ended June 30, 2000. Gaming taxes in Missouri were significantly higher than in Nevada, which caused the Missouri properties to have comparatively lower profit margins.

    Casino revenues decreased for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 as a result of the same factors affecting consolidated net revenues discussed above. The casino profit margin increased to 56.8% for the six months ended June 30, 2001 from 54.5% for the six months ended June 30, 2000. Casino expenses decreased at Boulder Station and Texas Station by 6.2% and 12.0%, respectively for the six months ended June 30, 2001. Gaming taxes in Missouri were significantly higher than in Nevada, which caused the Missouri properties to have comparatively lower profit margins.

    Food and Beverage.  Food and beverage revenues for the three months ended June 30, 2001 increased 4.0% as compared to food and beverage revenues for the three months ended June 30, 2000. Food and beverage net profit margins increased to 41.1% for the three months ended June 30, 2001 from 40.3% in the three months ended June 30, 2000. This increase is due to the addition of the restaurants added through the acquisition of the three properties in Nevada.

    Food and beverage revenues for the six months ended June 30, 2001 decreased 0.7% as compared to food and beverage revenues for the six months ended June 30, 2000. Food and beverage net profit margins decreased to 39.6% from 40.3% over the same six month periods. The decrease is due to a decline in revenue at the Major Las Vegas Operations. Average daily covers were down for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in revenues is partially offset by an increase in beverage revenues at Texas Station, and a decrease in food and beverage expenses at Boulder Station and Sunset Station.

    Room.  Room revenues for the three and six months ended June 30, 2001 increased 7.6% and 8.7%, respectively over room revenues for the three and six months ended June 30, 2000. The increase in room revenues is primarily due to the addition of 324 rooms as a result of the acquisition of Santa Fe Station, Fiesta and The Reserve, net of the loss of 200 rooms at Station Casino Kansas City. The Major Las Vegas Operations average daily room rate increased to $57 and $58 in the three and six months ended June 30, 2001 as compared to $55 and $57 in the three and six months ended June 30, 2000.

    The Major Las Vegas Operations room occupancy decreased to 87% and 89% in the three and six months ended June 30, 2001 as compared to 93% and 92% in the three and six months ended June 30, 2000.

    Selling, General and Administrative ("SG&A").  As a percent of net revenues, SG&A increased to 18.4% in the three months ended June 30, 2001, as compared to 16.6% for the three months ended June 30, 2000. As a percentage of net revenues, SG&A increased to 18.7% in the six months ended June 30, 2001 as compared to 17.3% in the six months ended June 30, 2000. A large portion of these costs are fixed costs, and as a result, as revenues declined the percentage of SG&A to net revenues increased. SG&A expenses also increased due to the significant increase in energy costs.

    Corporate Expense.  Corporate expense as a percentage of net revenues increased to 2.9% in the three months ended June 30, 2001 as compared to 2.6% in the three months ended June 30, 2000 and to 3.0% in the six months ended June 30, 2001 compared to 2.8% in the six months ended June 30, 2000. A large portion of these costs are fixed, which causes an increase in the percentage of net revenues as revenues decline.

    Depreciation and Amortization.  Depreciation and amortization increased 9.4% in the three months ended June 30, 2001 to $17.7 million as compared to $16.2 million in the three months ended June 30, 2000. Depreciation and amortization increased 5.2% in the six months ended June 30, 2001 to $33.9 million as compared to $32.3 million in the six months ended June 30, 2000. The increase is due in part to the expansion project at Texas Station, which was completed in December 2000, and the purchase of new slot machines at Palace Station.

    Preopening Expenses.  Preopening expenses for the three and six months ended June 30, 2001 were $224,000 and $1.2 million, respectively, which included costs related to the acquisitions of the Fiesta and The Reserve and costs related to Green Valley Ranch.

    Impairment Loss.  During the three months ended June 30, 2001, the Company recorded a $4.0 million impairment loss after evaluating all options with respect to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas, as the Company does not intend to develop a casino on this site.

    Interest Expense.  Interest costs incurred (expensed and capitalized) increased 22.5% to $27.8 million for the three months ended June 30, 2001, from $22.7 million in the prior year. Interest costs incurred (expensed and capitalized) increased 24.0% to $56.3 million for the six months ended June 30, 2001, from $45.4 million in the prior year. This increase is due to an increase of $223.6 million in total long-term debt from the prior year, resulting from the addition of $400 million in 8 3/8% senior notes, which was offset by the elimination of $198 million in 10 1/8% senior subordinated notes.

    Other.  During the three months ended March 31, 2001, the Company recorded an extraordinary charge of $4.2 million, net of applicable tax benefit, related to the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem $100 million in principal amount of the 10 1/8% senior subordinated notes due in 2006. During the three months ended June 30, 2001, the Company recorded an extraordinary charge of $4.0 million (net of applicable tax benefit), to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the remaining $98 million of principal of the 10 1/8% senior subordinated notes.

3.  Liquidity and Capital Resources

    During the six months ended June 30, 2001, the Company generated cash flows from operating activities of $71.1 million. At June 30, 2001, the Company had total available borrowings of $300.8 million under the Amended Bank Facility, of which $90.0 million was directly outstanding. Total available borrowings will reduce each quarter in accordance with the terms of the Amended Bank Facility (see "Description of Certain Indebtedness and Capital Stock—Amended Bank Facility"). The Company also had $61.5 million in cash and cash equivalents.

    During the six months ended June 30, 2001, total capital expenditures were $376.8 million, of which approximately (i) $175.1 million was related to the purchase and minor upgrades of the Fiesta, (ii) $78.8 million was related to the purchase and minor upgrades of The Reserve, (iii) $30.3 million was associated with the expansion and remodeling at Santa Fe Station, (iv) $12.2 million was associated with remaining costs on the expansion project at Texas Station, (v) $15.2 million was associated with the conversion of the Texas Station slot floor to coinless devices, (vi) $23.8 million was for the land lease buyout at Sunset Station, (vii) $17.8 million was for the installation of a new slot system, (viii) $18.0 million was for maintenance capital expenditures and (ix) $5.6 million was associated with various other projects. In addition to the capital expenditures noted above, the Company also made $32.1 million and $4.1 million in equity contributions to Green Valley Ranch and to Fiesta Palms, respectively, and purchased 3.2 million shares of its Common Stock for approximately $46 million.

    The Company's primary cash requirements during the remainder of 2001 are expected to include (i) the remaining costs of capital improvements of Santa Fe Station expected to cost approximately $13 million, (ii) costs to complete the rebranding of The Reserve to a Fiesta expected to be approximately $15 million, (iii) strategic land purchases throughout the Las Vegas area, (iv) opportunistic repurchases of the Company's Common Stock, (v) maintenance capital expenditures, and (vi) principal and interest payments on indebtedness.

    In addition, the Company expects to receive a refund of approximately $16 million for equity contributions to Green Valley Ranch once the financing for Green Valley Ranch is complete, so that the total equity contribution will be approximately $50 million. The Company also anticipates selling approximately $10 million in land held for development.

    In February 2001, the Company issued $300.0 million of senior notes, the proceeds of which were used to pay down the Revolving Facility and to repay $100.0 million of principal amount of the 10 1/8% senior subordinated notes. In May 2001, the Company issued an additional $100 million of the senior notes, the proceeds of which were used to repay the remaining $98 million of principal amount of the 10 1/8% senior subordinated notes.

    The Company believes that cash flows from operations, borrowings under the Amended Bank Facility (see Note 2), vendor and lease financing of equipment, sale of land held for development and existing cash balances will be adequate to satisfy the Company's anticipated uses of cash during the remainder of 2001. The Company, however, is continually evaluating its financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to the Company, the Company may amend its financing plans assuming such financing would be permitted under its existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

  Recently Issued Accounting Standards.

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" in July 2001. SFAS No. 141 required all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The Company believes that this SFAS will not have a significant impact on its results of operations or financial position.

    The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS No. 142 requires that goodwill and other intangible assets are no longer subject to amortization over their estimated useful lives and will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company currently amortizes its goodwill over 40 years. Beginning on January 1, 2002, the Company will no longer amortize goodwill. These assets will be assessed for impairment in accordance with SFAS No. 142. The balance of goodwill at June 30, 2001, was $190.1 million. Amortization expense related to goodwill for the six months ended June 30, 2001, was $2.3 million. The Company is in the process of assessing the fair value of its intangible assets and has not determined whether any intangibles are impaired. Any subsequent impairments could require an adjustment of the balance in goodwill.

Acquisitions and Future Development

  Fiesta

    On January 4, 2001, the Company consummated the purchase of substantially all of the assets of the Fiesta Casino Hotel for a purchase price of $170.0 million. The property will retain the Fiesta name and theme. Fiesta is strategically located on approximately 25 acres at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas across from Texas Station. Fiesta features a Southwestern theme, which also includes a swimming pool, four full-service restaurants, several fast-food outlets, a gift shop, a non-gaming video arcade, a 970-seat entertainment lounge and five additional bars. The Company expects to spend approximately $5 million during 2001 on minor renovations to the property.

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

    During the second quarter of 2001, the Company completed revisions to the casino floor and parking areas of the facility. In addition, the Company expects to transition The Reserve to a Fiesta-branded property during the second half of 2001. The conversion is expected to debut by the end of the year. The Company expects to spend approximately $20 million on these projects.

  Green Valley Project

    A 50/50 joint venture between the Company and GCR Gaming, LLC (an affiliate of American Nevada Corporation) has commenced construction of a new resort/casino, Green Valley Ranch, on the south side of Interstate 215 at Green Valley Parkway in Henderson, Nevada. The 40-acre resort site is part of a 170-acre mixed-use commercial, retail and office project. The Company expects to contribute approximately $50 million in cash equity for a 50 percent equity ownership. As of June 30, 2001, the Company has made cash equity contributions of $66.3 million, of which the Company expects to receive a refund for the excess contributions over $50 million once financing is obtained. The Company will be the managing partner of Green Valley Ranch and will receive a management fee for its services. Construction of the resort is expected to be completed in the fourth quarter of 2001. The estimated construction cost of this project is approximately $300 million. The project is expected to be capitalized with total equity contributions from the partners of approximately $100 million and third party financing for the remainder. The joint venture has received commitments from a group of banks for a $165.0 million reducing revolving credit facility, subject to customary conditions. The Company anticipates that it will be required to enter into a completion guarantee and a make-well agreement in connection with the Green Valley Ranch financing. In addition, the joint venture is expected to obtain $35.0 million of equipment lease financing from a group of lenders. If the third party financing cannot be obtained or is insufficient to fund the construction costs, the Company and GCR Gaming, LLC would be obligated to contribute amounts necessary to finance the construction and opening of the project. The Company has co-owned Barley's with an affiliate of American Nevada Corporation since January 1996.

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

  Land Held For Development

    The Company has acquired several parcels of land in the Las Vegas valley as part of its development activities. The Company's decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that the Company will be able to obtain appropriate licensing or be able to secure additional, acceptable financing in order to proceed with any particular project. As of June 30, 2001, the Company had $105.3 million of land held for development. Land held for development consists primarily of five sites that are owned or leased, which comprise 190 acres. In addition, the Company has options to purchase a total of 66 acres adjacent to two of the sites.

  Southwest Gaming Services, Inc.

    On June 15, 2001, the Company announced the proposed sale of Southwest Gaming Services, Inc. ("SGSI"), its wholly owned subsidiary, to Blake L. Sartini, its former executive vice-president and chief operating officer. Mr. Sartini will continue as a member of the board of directors and as a substantial shareholder. The agreement provides for a tax-free, stock-for-stock exchange whereby the Company will transfer its stock in SGSI to Mr. Sartini in exchange for Station Casinos' Common Stock valued at approximately $14 million. The transaction is expected to close prior to the end of the year, pending gaming regulatory approval.

Description of Certain Indebtedness and Capital Stock

  Amended Bank Facility

    In February 2001, the Company reduced the commitments under its existing bank credit facility (the "Revolving Facility") from $380.0 million to $300.8 million. In addition, on March 12, 2001, the Company amended various covenants contained in the Revolving Facility, including raising the maximum consolidated funded debt to Adjusted EBITDA ratio to 5.25 to 1.00 through September 30, 2001, which reduces to 5.00 to 1.00 on December 31, 2001 through June 30, 2002, to 4.75 to 1.00 on September 30, 2002 through June 30, 2003, and to 4.50 to 1.00 on September 30, 2003. The Borrowers are the material operating subsidiaries and the Revolving Facility is secured by substantially all of the Company's assets.

    The Revolving Facility provides for borrowings up to an aggregate principal amount of $300.8 million at June 30, 2001. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $0.6 million on March 31, 2002; by $17.5 million on June 30, 2002 and September 30, 2002; by $30.6 million on each fiscal quarter end until and including June 30, 2003; and by $173.4 million on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of June 30, 2001, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was

2.25%. The maximum margin for Eurodollar Rate borrowings is 2.75%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of June 30, 2001, the fee for the unfunded portion of the Revolving Facility was 50 basis points.

    The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of June 30, 2001, the Borrowers combined funded debt to Adjusted EBITDA ratio was 0.17 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended June 30, 2001 was 1.84 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of June 30, 2001, Palace Station's tangible net worth exceeded the requirement by approximately $10.6 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

    In addition, the Revolving Facility has financial and other covenants relating to the Company. These include a tangible net worth covenant and a covenant limiting the consolidated funded debt to Adjusted EBITDA ratio to no more than 5.25 to 1.00 through September 30, 2001, which reduces to 5.00 to 1.00 on December 31, 2001 through June 30, 2002, to 4.75 to 1.00 on September 30, 2002 through June 30, 2003, and to 4.50 to 1.00 on September 30, 2003. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitation on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of June 30, 2001, the Company's consolidated funded debt to Adjusted EBITDA ratio was 4.96 to 1.00. On December 31, 2001, the consolidated funded debt to Adjusted EBITDA ratio reduces to 5.00 to 1.00. If the actual consolidated funded debt to Adjusted EBITDA ratio on that date is in excess of that required per the covenant, the Company would need to obtain a waiver under the Revolving Facility. The Company has no assurances that it would be granted a waiver if the consolidated funded debt to Adjusted EBITDA ratio exceeds the requirements per the covenant. The Company has pledged the stock of all of its material subsidiaries.

  Senior Subordinated Notes

    The Company had $719.5 million, net of unamortized discount of $5.4 million, of senior subordinated notes outstanding as of June 30, 2001, $150.0 million of these notes bear interest, payable semi-annually, at a rate of 9 3/4% per year, $199.9 million of these notes bear interest, payable semi-annually, at a rate of 8 7/8% per year and $375.0 million of these notes bear interest, payable semi-annually, at a rate of 9 7/8% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At June 30, 2001, the Company's Consolidated Coverage Ratio (as defined) was 2.17 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. On August 10, 2000, the Company completed a consent solicitation with the holders of the Notes to exclude the write down of assets at Station Casino St. Charles in December 1999 from the definition of consolidated net income. On June 21, 2001, the Company completed a consent solicitation with the holders of the Notes for the 8 7/8% senior subordinated notes due 2008 and the 9 3/4% senior subordinated notes due 2007 to exclude extraordinary or nonrecurring gains or losses from the definition of consolidated net income. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

  Senior Notes

    In February 2001, the Company completed an offering of $300.0 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes bear interest at a rate equal to 8 3/8% per annum and were priced at par. The indentures governing the Senior Notes contain substantially the same covenants as the Company's senior subordinated notes along with a limitation on the amount of liens the Company can incur. The proceeds from the Senior Notes were used to repay amounts outstanding on the Revolving Facility and to redeem $100.0 million in principal amount of the 10 1/8% senior subordinated notes due in 2006. The redemption of the senior subordinated notes was completed on March 15, 2001. The Company recorded an extraordinary charge of approximately $4.2 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

    In May 2001, the Company completed an additional offering of $100.0 million of the Senior Notes. The proceeds from the additional offering of the Senior Notes were used to repay amounts outstanding on the Revolving Facility and redeem the remaining $98 million principal amount of the 10 1/8% senior subordinated notes due 2006. The redemption of the senior subordinated notes was completed on June 13, 2001. The Company recorded an extraordinary charge of approximately $4.0 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

  Common Stock

    On May 23, 2000, the Company announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for any fractional shares.

    The Company is authorized to issue up to 135,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 64,716,526 shares of which were issued and 6,799,750 shares were held in treasury as of June 30, 2001. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

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

    The Rights will expire on October 21, 2007. Acquiring Persons do not have the same rights to receive Common Stock as other holders upon exercise of the Rights. Because of the nature of the Preferred Shares' dividend, liquidation and voting rights, the value of one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, the proper provisions will be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter become void), will thereafter have the right to receive upon exercise that number of shares of Common Stock having a market value of two times the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon exercise thereof, that number of shares of Common Stock of the acquiring company, which at the time of such transaction will have a market value of two times the exercise price of the Right. Because of the characteristics of the Rights in connection with a person or group of affiliated or associated persons becoming an Acquiring Person, the Rights may have the effect of making an acquisition of the Company more difficult and may discourage such an acquisition.

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

  Treasury Stock

    In January 2001, the Company closed out an equity forward contract and purchased 3.2 million shares of its Common Stock for approximately $46 million. As of June 30, 2001, the Company had purchased 6.8 million shares at a cost of $88.3 million. On July 27, 2001, the Company's board of directors authorized the repurchase of an additional 10 million shares of its Common Stock.

  Put Warrants

    In March and April 2001, the Company sold put warrants on a total of 215,000 shares of its Common Stock. The proceeds from the sale of the put warrants have been recorded in additional paid-in capital. As of June 30, 2001, the Company's potential obligation of $2.6 million to buy back the shares of Common Stock has been charged to additional paid-in capital.

Forward-looking Statements

    When used in this report and elsewhere by management from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements with respect to the financial condition, results of operations and the business of the Company and its subsidiaries including the expansion, development and acquisition projects, legal proceedings and employee matters of the Company and its subsidiaries. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting the Company's ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the ability to obtain third party financing for the construction of the Green Valley Ranch project and our obligations to finance construction of the project if such financing is not obtained, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause the Company's actual results to differ materially from those expressed in the Company's forward-looking statements. Further information on potential factors which could affect the financial condition, results of operations and business of the Company and its subsidiaries including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters of the Company and its subsidiaries are included in the filings of the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

  Item 3. Quantitative and Qualitative Disclosure About Market Risk

    The Company is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. This market risk is managed by utilizing derivative financial instruments in accordance with established policies and procedures. The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace, and does not utilize derivative financial instruments for trading purposes. The Company's derivative financial instruments consist exclusively of interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched with specific fixed-rate debt obligations.

    The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.

	As of June 30,
	2001	2002	2003	2004	2005	Thereafter	Total
	(in millions)
Long-term debt (including current portion):
Fixed-rate	$0.2	$0.3	$2.9	$0.1	$0.1	$1,119.6	$1,123.2
Average interest rate	8.80%	8.80%	8.98%	8.50%	8.50%	9.25%	9.25%
Variable-rate	—	—	$90.0	—	—	—	$90.0
Average interest rate	—	—	6.31%	—	—	—	6.31%
Interest rate swaps:
Notional amount	—	—	—	—	—	$300.0	$300.0
Average payable rate	—	—	—	—	—	7.27%	7.27%
Average receivable rate	—	—	—	—	—	9.56%	9.56%

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

  Fitzgerald's Sugar Creek, Inc. v. Kansas City Station Corp., et al.

    On December 20, 2000, the Company and Kansas City Station Corporation were named as defendants in an action styled Fitzgerald Sugar Creek, Inc. v. Kansas City Station Corp., et al., No. 00CV230480 (Circuit Court of Jackson County, Missouri). The plaintiff alleges that the defendants are liable for unspecified actual and punitive damages and other relief, based on alleged tortuous interference with the plaintiff's business expectancy of receiving a Missouri gaming license in the

Kansas City metropolitan area. The allegations of the petition appear to be based on the same issues involved in the investigation by the Missouri Gaming Commission related to activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri. The plaintiff also alleges claims based on fraudulent concealment and civil conspiracy. The Company and its subsidiary responded to this lawsuit on January 19, 2001 and moved to remove the case to bankruptcy court in Nevada. On March 29, 2001, the United States Bankruptcy Court for the Western District of Missouri remanded the case to the Circuit Court of Jackson County, Missouri. On April 19, 2001, defendants filed a motion to dismiss plaintiff's petition. Although no assurance can be made with respect to any litigation, the Company believes that the plaintiff's claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

  National Labor Relations Board Charge

    On March 29, 2001, the Culinary Workers Union 226 and the Bartenders Union Local 165 (collectively, the "Charging Parties") filed an unfair labor practice charge with the National Labor Relations Board (the "NLRB") against the Company (the "NLRB Charge"). The NLRB Charge alleged that the Company (1) had systematically discriminated in hiring at Santa Fe Station Hotel & Casino based on whether an applicant previously worked at that location and was represented by the Charging Parties, and (2) had failed and refused to recognize and bargain with the Charging Parties as the exclusive collective bargaining representative of a certain unit of employees at that location. On May 31, 2001, the NLRB Regional Director refused to issue a complaint on the NLRB Charge (the "Regional Director's Decision"). On June 14, 2001, the Charging Parties filed an appeal from the Regional Director's Decision with the Director of Office of Appeals for the NLRB. On June 29, 2001, the Director of Office of Appeals for the NLRB denied that appeal.

  Harrah's Litigation

    On July 13, 2001, the Company and five of its major operating subsidiaries were named as defendants in a lawsuit brought by Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. in the United States District Court, District of Nevada (CV-S-01-0825-PMP-RJJ). The Company is investigating the details of the claim and has requested an extension from the court to respond to this lawsuit on or before September 5, 2001. The plaintiffs allege that the Company is liable for unspecified actual and punitive damages, and they seek injunctive and other relief, based on allegations that the Company's "Boarding Pass Rewards Program" infringes on various patents held by the plaintiffs. While no assurances can be made with respect to any litigation, the Company believes that the plaintiff's claims are without merit and does not expect the outcome of the lawsuit to have a material adverse effect on its financial position or results of operations.

Item 2. Changes in Securities—None.

Item 3. Defaults Upon Senior Securities—None.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Stockholders was held on May 22, 2001. At the meeting Glenn C. Christenson, Blake L. Sartini and James E. Nave were re-elected to the Board of Directors to serve for a term of three years until the 2004 Annual Meeting of Stockholders. The result of the stockholder vote for each nominee was as follows:

	In Favor	Withheld
Glenn C. Christensen	50,625,068	3,267,214
Blake L. Sartini	46,972,734	6,919,548
James E. Nave	53,697,964	194,318

    In addition to the directors elected above, the following directors continued in office as follows: Frank J. Fertitta, III, Lorenzo J. Fertitta, Lowell H. Lebermann and Delise F. Sartini. Timothy N. Poster was elected by the board of directors to replace R. Hal Dean who resigned from the board after the Company's Annual Meeting of Stockholders on May 22, 2001.

    The stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the 2001 fiscal year with 53,819,591 shares in favor, 43,777 shares opposed and 28,914 shares abstained.

Item 5. Other Information—None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits—None

  (b)
  Reports on Form 8-K

    On July 27, 2001, the Company filed a current report on Form 8-K dated July 25, 2001. The Company reported under Item 5 the financial results for the quarter ended June 30, 2001 and commented on its new developments.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Station Casinos, Inc. Registrant
DATE: August 14, 2001	/s/ GLENN C. CHRISTENSON Glenn C. Christenson, Executive Vice President, Chief Financial Officer, and Chief Administrative Officer (Principal Accounting Officer)

QuickLinks

STATION CASINOS, INC. INDEX
STATION CASINOS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data) (unaudited)
STATION CASINOS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, except share data) (unaudited)
STATION CASINOS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands) (unaudited)
STATION CASINOS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)
SIGNATURE