Form 10-Q
period 2001-09-30
STATION CASINOS INC
filed 2001-11-14
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2001
Common stock, $.01 par value	56,940,583

STATION CASINOS, INC.
INDEX

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)
(unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$66,477	$255,984
Receivables, net	13,843	11,128
Income tax receivable	5,659	18,351
Inventories	4,895	3,975
Prepaid gaming taxes	15,018	11,072
Prepaid expenses	8,939	5,276
Deferred income tax	3,536	7,248

Total current assets	118,367	313,034
Property and equipment, net	1,095,806	811,449
Goodwill, net	190,608	114,854
Land held for development	97,516	97,949
Investment in joint ventures	73,708	48,229
Other assets, net	74,281	54,913

Total assets	$1,650,286	$1,440,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$184	$5,684
Accounts payable	11,498	21,871
Accrued payroll and related	20,103	20,335
Construction contracts payable	15,423	5,476
Accrued interest payable	27,038	10,998
Accrued progressives	6,626	6,837
Accrued expenses and other current liabilities	38,880	53,541

Total current liabilities	119,752	124,742
Long-term debt, less current portion	1,227,808	983,941
Deferred income tax, net	36,549	31,336
Other long-term liabilities, net	21,258	11,522

Total liabilities	1,405,367	1,151,541

Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 135,000,000 shares; 64,740,368 and 63,919,530 shares issued	435	427
Treasury stock, 7,693,785 and 3,552,401 shares, at cost	(96,348)	(41,882)
Additional paid-in capital	293,229	288,794
Deferred compensation—restricted stock	(14,902)	(6,050)
Retained earnings	62,505	47,598

Total stockholders' equity	244,919	288,887

Total liabilities and stockholders' equity	$1,650,286	$1,440,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Operating revenues:
Casino	$165,696	$204,070	$493,415	$611,996
Food and beverage	36,317	33,777	105,886	103,829
Room	11,025	10,816	36,178	33,955
Other	18,335	17,355	53,917	49,657

Gross revenues	231,373	266,018	689,396	799,437
Promotional allowances	(18,960)	(16,956)	(54,448)	(51,204)

Net revenues	212,413	249,062	634,948	748,233

Operating costs and expenses:
Casino	74,066	95,320	215,681	280,837
Food and beverage	22,692	20,679	64,697	62,481
Room	4,968	4,112	14,383	12,102
Other	11,183	9,439	31,814	27,127
Selling, general and administrative	44,778	44,770	123,877	131,112
Corporate expense	7,167	6,182	19,649	20,190
Depreciation and amortization	17,959	16,029	51,894	48,295
Preopening expenses	757	984	1,966	984
Gain on sale of Southwest Gaming	(1,662)	—	(1,662)	—
Impairment loss	—	—	4,001	—
Missouri/Nevada investigations and fines	—	2,517	—	2,695
Restructuring charge	—	1,729	—	1,729

	181,908	201,761	526,300	587,552

Operating income	30,505	47,301	108,648	160,681

Other income (expense):
Interest expense, net	(24,353)	(23,193)	(73,645)	(67,919)
Other	1,027	736	1,220	173

	(23,326)	(22,457)	(72,425)	(67,746)

Income before income taxes and extraordinary item	7,179	24,844	36,223	92,935
Income tax provision	(2,584)	(8,892)	(13,040)	(33,922)

Income before extraordinary item	4,595	15,952	23,183	59,013
Extraordinary item—loss on early retirement of debt, net of applicable income tax benefit	—	(383)	(8,276)	(383)

Net income applicable to common stock	$4,595	$15,569	$14,907	$58,630

Basic and diluted earnings per common share:
Earnings applicable to common stock, before extraordinary item:
Basic	$0.08	$0.26	$0.40	$0.97
Diluted	$0.08	$0.25	$0.39	$0.93
Earnings applicable to common stock:
Basic	$0.08	$0.26	$0.26	$0.97
Diluted	$0.08	$0.25	$0.25	$0.93
Weighted average common shares outstanding:
Basic	57,894	60,281	57,918	60,603
Diluted	59,788	62,889	60,042	63,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$14,907	$58,630

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,894	48,295
Loss on early retirement of debt	12,732	590
Amortization of debt discount and issuance costs	4,827	2,118
Gain on sale of Southwest Gaming	(1,662)	—
Impairment loss	4,001	—
Changes in assets and liabilities:
Decrease (increase) in accounts and notes receivable, net	9,297	(34,790)
Increase in inventories and prepaid expenses	(7,592)	(3,104)
Decrease in deferred income tax	8,925	19,510
(Decrease) increase in accounts payable	(10,224)	2,415
Increase in accrued expenses and other liabilities	1,233	9,815
Other, net	(200)	(2,351)

Total adjustments	73,231	42,498

Net cash provided by operating activities	88,138	101,128

Cash flows from investing activities:
Capital expenditures	(418,452)	(83,735)
Investment in joint ventures	(25,974)	(18,966)
Purchase of land held for development	(13,159)	(36,450)
Proceeds from sale of property and equipment	11,399	14,371
Increase in construction contracts payable	9,947	4,920
Other, net	(2,945)	(2,223)

Net cash used in investing activities	(439,184)	(122,083)

Cash flows from financing activities:
Proceeds from the issuance of senior notes	400,000	—
Proceeds from the issuance of senior subordinated notes	—	373,522
Redemption of 10 1/8% senior subordinated notes	(206,247)	—
Purchase of treasury stock	(47,561)	(29,823)
Borrowings (payments) under bank facility, net	26,000	(320,300)
Debt issuance costs	(7,572)	—
Principal payments on notes payable	(5,609)	(7,685)
Exercise of stock options	990	600
Other, net	1,538	(5,086)

Net cash provided by financing activities	161,539	11,228

Cash and cash equivalents:
Decrease in cash and cash equivalents	(189,507)	(9,727)
Balance, beginning of period	255,984	73,072

Balance, end of period	$66,477	$63,345

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$58,667	$55,631
Cash (received) paid for income taxes, net	$(12,798)	$14,150
Property and equipment purchases financed by debt	$200	$—
Stock-for-stock sale of Soutwest Gaming	$8,440	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

    Station Casinos, Inc. (the "Company"), a Nevada Corporation, is a gaming company that currently owns and operates seven major hotel/casino properties and two smaller casino properties in the Las Vegas metropolitan area. Until September 30, 2001, the Company also owned and provided slot route management services in southern Nevada (See Note 6). On October 2, 2000, the Company consummated the purchase of substantially all of the assets of the Santa Fe Hotel & Casino for an aggregate purchase price of $205 million and renamed the property Santa Fe Station. Until December 20, 2000, the Company owned and operated St. Charles Riverfront Station, Inc. ("Station Casino St. Charles") located in St. Charles, Missouri and Kansas City Station Corporation ("Station Casino Kansas City") located in Kansas City, Missouri. On December 20, 2000, the Company consummated the sale of substantially all of the assets of Station Casino St. Charles and Station Casino Kansas City (collectively the "Missouri Properties") to Ameristar Casinos, Inc. for an aggregate purchase price of approximately $488 million. On January 4, 2001, the Company consummated the purchase of substantially all of the assets of the Fiesta Casino Hotel for a purchase price of $170.0 million. On January 30, 2001, the Company consummated the purchase of substantially all of the assets of The Reserve Hotel & Casino for an aggregate purchase price of $71.8 million.

    The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), Texas Station, LLC ("Texas Station"), Sunset Station, Inc. ("Sunset Station"), Santa Fe Station, Inc. ("Santa Fe Station"), Fiesta Station, Inc. ("Fiesta"), The Reserve Hotel & Casino ("The Reserve"), Southwest Gaming Services, Inc. ("SGSI"), and Tropicana Station, Inc., the operator of the Wild Wild West Gambling Hall & Hotel ("Wild Wild West"). The Company also owns a 50% interest in Town Center Amusements, Inc., d.b.a. Barley's Casino & Brewing Company ("Barley's") and Green Valley Ranch Gaming, LLC ("Green Valley Ranch"). All significant intercompany accounts and transactions have been eliminated.

    The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

    Certain amounts in the three and nine months ended September 30, 2000 condensed consolidated financial statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

2. Long term Debt

    Long term debt consists of the following (amounts in thousands):

	September 30, 2001	December 31, 2000
Amended and restated reducing revolving credit facility, $300.8 million limit at September 30, 2001, due September 30, 2003, interest at a margin above the bank's prime rate or the Eurodollar Rate (6.2% at September 30, 2001)	$90,000	$64,000
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008	400,000	—
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, net of unamortized discount of $1.4 million at September 30, 2001	373,638	373,566
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	199,900	199,900
9 3/4% senior subordinated notes, interest payable semi-annually, principal due April 15, 2007, net of unamortized discount of $3.8 million at September 30, 2001	146,155	145,782
10 1/8% senior subordinated notes	—	197,205
Other long-term debt, collateralized by various assets, including slot machines, furniture and equipment, and land, monthly installments including interest ranging from 8.0% to 9.0% at September 30, 2001	3,763	9,172

Total long-term debt	1,213,456	989,625
Current portion of long-term debt	(184)	(5,684)
Market value of interest rate swaps	14,536	—

Total long-term debt, net	$1,227,808	$983,941

    In February 2001, the Company reduced the commitments under its existing bank credit facility (the "Revolving Facility") from $380.8 million to $300.8 million. The Borrowers are the material operating subsidiaries and the Revolving Facility is secured by substantially all of the Company's assets. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $0.6 million on March 31, 2002; by $17.5 million on June 30, 2002 and September 30, 2002; by $30.6 million on December 31, 2002, March 31, 2003 and June 30, 2003; and by $173.4 million on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of September 30, 2001, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.50%. The maximum margin for Eurodollar Rate borrowings is 3.00%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of September 30, 2001, the fee for the unfunded portion of the Revolving Facility was 50 basis points.

    The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of September 30, 2001, the Borrowers combined funded debt to

Adjusted EBITDA ratio was 0.46 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended September 30, 2001 was 1.79 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of September 30, 2001, Palace Station's tangible net worth exceeded the requirement by approximately $10.7 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

    In addition, the Revolving Facility has financial and other covenants relating to the Company including a tangible net worth covenant. On October 26, 2001, the Company amended various covenants contained in the Revolving Facility, including a one-time waiver as of September 30, 2001, for the consolidated funded debt to Adjusted EBITDA ratio. The amendment also raised the maximum consolidated funded debt to Adjusted EBITDA ratio to no more than 6.00 to 1.00 on December 31, 2001 through June 30, 2002, which reduces to 5.75 to 1.00 on September 30, 2002 through December 31, 2002, to 5.25 to 1.00 on March 31, 2003 through June 30, 2003, and to 5.00 to 1.00 on September 30, 2003. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of September 30, 2001, the Company's consolidated funded debt to Adjusted EBITDA ratio was 5.47 to 1.00. The Company has pledged the stock of all of its material subsidiaries.

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

    The Company has entered into various interest rate swaps with members of its bank group to manage interest expense. The interest rate swaps have converted a portion of the Company's fixed rate debt to a floating rate. As of September 30, 2001, the Company has interest rate swap agreements with a total notional amount of $300 million in which it pays a floating rate (weighted average at September 30, 2001 of approximately 7.19%) and receives a fixed rate (weighted average at September 30, 2001 of approximately 9.56%). The net effect of the interest rate swaps resulted in a reduction in interest expense of $1.5 million and $2.4 million for the three and nine months ended September 30, 2001, respectively. The interest rate swaps terminate as follows: $150 million in 2007, $50 million in 2008, and $100 million in 2010.

    The above interest rate swaps qualify for the "shortcut" method allowed under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company's balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS 133, the Company recorded an asset of $14.5 million, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt as these interest rate swaps are considered highly effective under the criteria established by SFAS 133.

3. Equity

    On May 23, 2000, the Company announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for any fractional shares.

    In January 2001, the Company closed out an equity forward contract and purchased 3.2 million shares of its Common Stock for approximately $46 million. As of September 30, 2001, the Company had purchased 7.7 million shares of its Common Stock at a cost of $96.3 million, of which 0.8 million shares at a cost of $6.9 million were related to the sale of Southwest Gaming (See Note 6). On July 27, 2001, the Company's board of directors authorized the repurchase of an additional 10 million shares of its Common Stock.

    In March and April 2001, the Company sold put warrants on a total of 215,000 shares of its Common Stock. The proceeds from the sale of the put warrants have been recorded in additional paid-in capital. On September 21, 2001, the Company bought back 100,000 of the shares for $1.2 million. On October 5, 2001, the Company bought back the remaining 115,000 shares for $1.4 million.

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

    During the second quarter of 2001, the Company completed revisions to the casino floor and parking areas of the facility. In addition, the Company is currently transitioning The Reserve to a Fiesta-branded property, which is expected to be completed by the end of the year. The Company expects to spend approximately $20 million on these projects, of which $12.2 million has been spent as of September 30, 2001.

  Green Valley Ranch Station Casino

    Development continues on Green Valley Ranch Station Casino, located at the intersection of the Interstate 215 Southern Beltway and Green Valley Parkway in Henderson, Nevada. The Company is

jointly developing the project on 40 acres of a 170-acre multi-use commercial development with GCR Gaming, which is principally owned by members of the Greenspun family. The Company is the managing partner of the project and will receive a management fee for its services of two percent of the property's revenues and approximately five percent of EBITDA. The $300 million project is expected to open in December 2001.

    During the third quarter, the Company completed a financing for Green Valley Ranch Station Casino. The financing was completed with a group of banks led by Bank of America, and provides for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points upon the opening of the property. Also during the quarter, the Company entered into an agreement to swap the majority of this floating rate to a fixed rate that will approximate 6.9% during the term of the loan. The loan requires initial equity contributions from each partner of $50.0 million, which have been made as of September 30, 2001, and equity contributions for a completion guaranty, if necessary (if project costs exceed $300.0 million) and for a limited make-well of $44.0 million, if necessary (based on operating results of the project). Both the completion guaranty and make-well are joint and several obligations of each partner, with GCR Gaming's obligation collateralized. The make-well agreement will terminate upon achieving a debt to EBITDA ratio of less than or equal to 3.00 to 1.00 and producing EBITDA before management fees of at least $42.0 million. In addition to the initial equity contributions and the bank financing, the Company expects to complete a $35.0 million equipment financing in the fourth quarter. In the event that this financing cannot be obtained, additional equity contributions would be required.

    The new project is planned to complement the Green Valley master-planned community. The plans for the project include over 330,000 square feet of public space and 200 hotel rooms. Planned entertainment amenities include a state-of-the-art spa with outdoor pools, a 10-screen movie theater, six full-service restaurants, a fast-food court with six quick-serve outlets and a non-gaming arcade. It is anticipated that the casino will have approximately 2,500 slot machines and over 50 table games. The planned facility also includes a race and sports book, a poker room and parking for approximately 3,200 vehicles in a low-rise garage and on surface parking.

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

  Land Held for Development

    The Company has acquired several parcels of land in the Las Vegas valley as part of its development activities. The Company's decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that the Company will be able to obtain appropriate licensing or be able to secure additional, acceptable financing in order to proceed with any particular project. As of September 30, 2001, the Company had $97.5 million of land held for development. Land held for development consists primarily of three sites that are owned or leased, which comprise 161 acres. In addition, the Company has options to purchase a total of 66 acres adjacent to two of the sites.

    After evaluating all options with respect to a 34-acre parcel near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas, the Company does not intend to develop a casino on the site and recorded a $4.0 million impairment loss at June 30, 2001. In addition, in August 2001, the Company sold a 29-acre parcel at the intersection of Smoke Ranch Road and Rancho Road in North Las Vegas for approximately $10 million and recorded a gain on the sale of $1.0 million at September 30, 2001.

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

    The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS No. 142 requires that goodwill and other intangible assets are no longer subject to amortization over their estimated useful lives and will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company currently amortizes its goodwill over 40 years. Beginning on January 1, 2002, the Company will no longer amortize goodwill. These assets will be assessed for impairment in accordance with SFAS No. 142. The balance of goodwill at September 30, 2001, was $190.6 million. Amortization expense related to goodwill for the nine months ended September 30, 2001, was $3.5 million. The Company is in the process of assessing the fair value of its intangible assets and has not yet determined whether any intangibles are impaired. Any subsequent impairments could require an adjustment of the balance in goodwill.

6. Other Matters

    On September 30, 2001, the Company completed a tax-free, stock-for-stock exchange whereby the Company transferred its stock in Southwest Gaming Services, Inc. ("SGSI") to Blake Sartini, its former executive vice-president and chief operating officer, in exchange for Station Casinos' Common Stock valued at approximately $8.4 million. The Company recorded a gain of $1.7 million at September 30, 2001, as a result of this transaction.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

1. Overview

    The following table highlights the results of operations for the Company and its subsidiaries (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent Change			Percent Change
	2001	2000		2001	2000
Net revenues—total	$212,413	$249,062	(14.7)%	$634,948	$748,233	(15.1)%
Major Las Vegas Operations(a)	200,706	151,881	32.1%	598,647	464,397	28.9%
Missouri Operations(a)	—	85,153	(100.0)%	—	247,717	(100.0)%
Other Operations and Corporate(a)	11,707	12,028	(2.7)%	36,301	36,119	0.5%
Operating income (loss)—total	$30,505	$47,301	(35.5)%	$108,648	$160,681	(32.4)%
Major Las Vegas Operations(a)	37,355	38,260	(2.4)%	130,388	129,247	0.9%
Missouri Operations(a)	—	18,356	(100.0)%	—	52,763	(100.0)%
Other Operations and Corporate(a)	(6,850)	(9,315)	26.5%	(21,740)	(21,329)	(1.9)%
Operating margin—total	14.4%	19.0%		17.1%	21.5%
Major Las Vegas Operations(a)	18.6%	25.2%		21.8%	27.8%
Missouri Operations(a)	—	21.6%		—	21.3%
Cash flows from:
Operating activities	$17,060	$21,389	(20.2)%	$88,138	$101,128	(12.8)%
EBITDA (b)—total	$47,559	$68,560	(30.6)%	$164,847	$214,384	(23.1)%
Major Las Vegas Operations(a)	54,646	49,011	11.5%	180,888	160,186	12.9%
Missouri Operations(a)	—	24,249	(100.0)%	—	69,113	(100.0)%
Other Operations and Corporate(a)	(7,087)	(4,700)	(50.8)%	(16,041)	(14,915)	(7.5)%

(a)
The Major Las Vegas Operations include the accounts of: Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station (since October 2, 2000), Fiesta (since January 4, 2001) and The Reserve (since January 30, 2001). The Missouri Operations include the accounts of: Station Casino St. Charles and Station Casino Kansas City. On December 20, 2000, the Company completed the sale of substantially all of the assets of the Missouri Operations. Other Operations and Corporate includes the accounts of Wild Wild West, the Company's investment in Barley's, Green Valley Ranch Station Casino, Southwest Gaming (sold September 30, 2001) and Corporate expense.

(b)
EBITDA consists of operating income plus depreciation, amortization, preopening expenses, gain on sale of Southwest Gaming, impairment loss, Missouri/Nevada investigations and fines, and restructuring charge. The Company believes that in addition to cash flows and net income, EBITDA is a useful financial performance measurement for assessing the operating performance of the Company. Together with net income and cash flows, EBITDA provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and incur capital expenditures. To evaluate EBITDA and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation, amortization, preopening expenses, gain on sale of Southwest Gaming, impairment loss, Missouri/Nevada investigations and fines, and restructuring charge, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's operating performance, cannot be determined from EBITDA. Further, EBITDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income, as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or adjustments to such measures may calculate EBITDA, or such adjustments in the same manner as the Company, and therefore, the Company's measure of EBITDA may not be comparable to similarly titled measures used by other gaming companies.

Results of Operations

    On December 20, 2000, the Company completed the sale of substantially all of the assets of the Missouri Operations for $488.0 million. The Company purchased substantially all of the assets of the Santa Fe Hotel & Casino for $205.0 million, the Fiesta Casino Hotel for $170.0 million and The Reserve Hotel & Casino for $71.8 million on October 2, 2000, January 4, 2001 and January 30, 2001, respectively. The results of operations for the three and nine months ended September 30, 2001 will be substantially different from that of the three and nine months ended September 30, 2000, due to the impact of these transactions. Consolidated net revenues, operating income, operating margin and EBITDA all declined for the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000, as the respective amounts for the three acquired properties were less than those of the Missouri Operations.

    For the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, combined net revenues for the Company's Major Las Vegas Operations increased 32.1% to $200.7 million, while EBITDA increased 11.5% to $54.6 million, due to the acquisitions mentioned above. Same-store (Palace Station, Boulder Station, Texas Station and Sunset Station) net revenues for the three months ended September 30, 2001 declined 3.3% as compared to the three months ended September 30, 2000, resulting in a 20.9% decline in same-store EBITDA. The terrorist attacks on September 11, 2001 significantly impacted the business and third quarter results. In particular, the Company experienced a substantial decline in revenues subsequent to those events. Although the Company has implemented a cost reduction program in response to the decline in revenue, there is a lag effect to any such program. As a result, expenses represented a much higher percentage of revenues for the quarter than has historically been the case.

    For the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, combined net revenues for the Company's Major Las Vegas Operations increased 28.9% to $598.6 million, while EBITDA increased 12.9% to $180.9 million. Same-store net revenues for the nine months ended September 30, 2001 declined 4.2% as compared to the nine months ended September 30, 2000, resulting in a 13.5% decline in same-store EBITDA. In addition to the events of September 11, 2001, which occurred near the end of the nine-month period, the Company faced many other challenges, including the integration of three newly acquired hotel/casinos into Station Casinos, softer general economic conditions, higher utility costs, new competition in west Las Vegas which had an impact on Texas Station, continued road construction near Palace Station, and competitive supply increases on the Boulder Strip and surrounding areas. These issues, as well as construction which will transition The Reserve to a Fiesta-branded property, are expected to impact the Company during the remainder of 2001.

    The following table highlights the various sources of revenues and expenses for the Company as compared to the prior periods (dollars in thousands, unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent Change			Percent Change
	2001	2000		2001	2000
Casino revenues	$165,696	$204,070	(18.8)%	$493,415	$611,996	(19.4)%
Casino expenses	74,066	95,320	(22.3)%	215,681	280,837	(23.2)%
Margin	55.3%	53.3%		56.3%	54.1%
Food and beverage revenues	$36,317	$33,777	7.5%	$105,886	$103,829	2.0%
Food and beverage expenses	22,692	20,679	9.7%	64,697	62,481	3.5%
Margin	37.5%	38.8%		38.9%	39.8%
Room revenues	$11,025	$10,816	1.9%	$36,178	$33,955	6.5%
Room expenses	4,968	4,112	20.8%	14,383	12,102	18.8%
Margin	54.9%	62.0%		60.2%	64.4%
Other revenues	$18,335	$17,355	5.6%	$53,917	$49,657	8.6%
Selling, general and administrative	$44,778	$44,770	0.0%	$123,877	$131,112	(5.5)%
Percent of net revenues	21.1%	18.0%		19.5%	17.5%
Corporate expense	$7,167	$6,182	15.9%	$19,649	$20,190	(2.7)%
Percent of net revenues	3.4%	2.5%		3.1%	2.7%

    Casino.  Casino revenues decreased for the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000 as a result of the same factors affecting consolidated net revenues discussed above. The casino profit margin increased to 55.3% for the three months ended September 30, 2001 as compared to 53.3% for the three months ended September 30, 2000. The casino profit margin increased to 56.3% for the nine months ended September 30, 2001 as compared to 54.1% for the nine months ended September 30, 2000. This increase can be attributed primarily to the fact that gaming taxes in Missouri were significantly higher than in Nevada, which caused the Missouri Operations to have comparatively lower profit margins.

    Food and Beverage.  Food and beverage revenues for the three months ended September 30, 2001 increased 7.5% as compared to food and beverage revenues for the three months ended September 30, 2000. The increase is due to the addition of the restaurants obtained in the purchase of the three new Nevada properties, net of those no longer included due to the sale of the Missouri Operations. Food covers for the three months ended September 30, 2001, increased 8.9% over the three months ended September 30, 2000. Food and beverage net profit margins decreased to 37.5% for the three months ended September 30, 2001 from 38.8% in the three months ended September 30, 2000.

    Food and beverage revenues for the nine months ended September 30, 2001 increased 2.0% as compared to food and beverage revenues for the nine months ended September 30, 2000, due to the additional restaurants gained through the purchase of the three new Nevada properties. Food covers for the nine-month period were virtually flat with the prior year. Food and beverage net profit margins decreased slightly to 38.9% from 39.8% over the same nine-month periods.

    Room.  Room revenues for the three and nine months ended September 30, 2001 increased 1.9% and 6.5%, respectively over room revenues for the three and nine months ended September 30, 2000. The increase in room revenues is primarily due to the addition of 324 rooms as a result of the acquisition of Santa Fe Station, Fiesta and The Reserve, net of the loss of 200 rooms at Station Casino Kansas City. The Major Las Vegas Operations average daily room rate decreased from $48 for the three months ended September 30, 2001 to $52 for the three months ended September 30, 2000. The Major Las Vegas Operations average daily room rate remained constant at $55 for the nine months ended September 30, 2001 and 2000. The events of September 11, 2001 had a significant impact on room revenues from both a room rate and occupancy standpoint. While occupancy has returned to normal levels, room rates remain lower than prior year results.

    The Major Las Vegas Operations room occupancy decreased to 88% and 89% in the three and nine months ended September 30, 2001 as compared to 92% for the three and nine months ended September 30, 2000.

    Selling, General and Administrative ("SG&A").  As a percent of net revenues, SG&A increased to 21.1% in the three months ended September 30, 2001, as compared to 18.0% for the three months ended September 30, 2000. SG&A expenses were flat for the respective three-month periods. SG&A expenses for the Missouri Operations were greater than those of the three new Nevada properties, but this difference was offset by increased energy costs.

    As a percentage of net revenues, SG&A increased to 19.5% in the nine months ended September 30, 2001 as compared to 17.5% in the nine months ended September 30, 2000. SG&A expenses for the nine months ended September 30, 2001 were $123.9 million, as compared to $131.1 million for the nine months ended September 30, 2000. A large portion of these costs are fixed costs, and as a result, as revenues declined due to the sale of the Missouri Operations and the addition of the three new Nevada properties, the percentage of SG&A to net revenues increased. SG&A expenses also increased due to the significant increase in engergy costs over prior year.

    Corporate Expense.  Corporate expense as a percentage of net revenues increased to 3.4% in the three months ended September 30, 2001, as compared to 2.5% in the three months ended September 30, 2000, and to 3.1% in the nine months ended September 30, 2001, compared to 2.7% in the nine months ended September 30, 2000. A large portion of these costs are fixed, which causes an increase in the percentage of net revenues as revenues decline. In addition, the Company experienced higher litigation and charitable contributions costs compared to prior quarters.

    Depreciation and Amortization.  Depreciation and amortizaton expense increased 12.0% in the three months ended September 30, 2001 to $18.0 million, as compared to $16.0 million for the three months ended September 30, 2000. Depreciation and amortization expense increased 7.5% in the nine months ended September 30, 2001 to $51.9 million, as compared to $48.3 million for the nine months ended September 30, 2000. The increase is due in part to the expansion project at Texas Station, which was completed in December 2000 and the purchase of new slot machines in the first half of 2001.

    Preopening Expenses.  Preopening expenses for the three months ended September 30, 2001 were $757,000, which included costs related to Green Valley Ranch Station Casino. Preopening expenses for the nine months ended September 30, 2001 were $2.0 million, which included costs related to the Fiesta, The Reserve and Green Valley Ranch Station Casino.

    Gain on Sale of Southwest Gaming.  On September 30, 2001, the Company sold Southwest Gaming Services, Inc. ("SGSI"), its wholly owned subsidiary, to Blake L. Sartini, its former executive vice president and chief operating officer. The Company transferred its stock in SGSI to Mr. Sartini in exchange for Station Casinos common stock valued at approximately $8.4 million. The Company recorded a gain on the sale of $1.7 million at September 30, 2001.

    Impairment Loss.  During the three months ended June 30, 2001, the Company recorded a $4.0 million impairment loss after evaluating all options with respect to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas, as the Company does not intend to develop a casino on this site.

    Missouri/Nevada Investigations and Fines.  During the fiscal year ended December 31, 2000, the Company recorded $4.4 million in costs related to litigation and fines stemming from investigatory proceedings in Missouri and Nevada, of which $2.7 million were incurred as of September 30, 2000.

    Interest Expense.  Interest costs incurred (expensed and capitalized) increased 11.2% to $27.6 million for the three months ended September 30, 2001, from $24.8 million in the prior year. Interest costs incurred (expensed and capitalized) increased 19.5% to $83.9 million for the nine months ended September 30, 2001, from $70.2 million in the prior year. This increase is due to an increase of $223.8 million in total long-term debt from the prior year (excluding the interest rate swap mark-to-market adjustment), resulting from the addition of $400 million in 8 3/8% senior notes, which was offset by the elimination of $198 million in 10 1/8% senior subordinated notes.

    Other.  During the three months ended March 31, 2001, the Company recorded an extraordinary charge of $4.2 million, net of applicable tax benefit, related to the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem $100.0 million in principal amount of the 10 1/8% senior subordinated notes due in 2006. During the three months ended June 30, 2001, the Company recorded an extraordinary charge of $4.0 million (net of applicable tax benefit), to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the remaining $98.0 million of principal of the 10 1/8% senior subordinated notes.

3. Liquidity and Capital Resources

    During the nine months ended September 30, 2001, the Company generated cash flows from operating activities of $88.1 million. At September 30, 2001, the Company had total available borrowings of $300.8 million under the Amended Bank Facility, of which $90.0 million was outstanding. Total available borrowings will reduce each quarter beginning March 31, 2002, in accordance with the terms of the Amended Bank Facility (see "Description of Certain Indebtedness and Capital Stock-Amended Bank Facility"). The Company also had $66.5 million in cash and cash equivalents.

    During the nine months ended September 30, 2001, total capital expenditures were $418.7 million, of which approximately (i) $175.8 million was related to the purchase and minor upgrades of the Fiesta, (ii) $71.8 million was related to the purchase of The Reserve, (iii) $12.2 million was related to upgrades of the property and to the rethemeing of The Reserve to a Fiesta-branded property, (iv) $41.5 million was associated with the expansion and remodeling at Santa Fe Station, (v) $10.4 million was associated with remaining costs on the expansion project at Texas Station, (vi) $14.4 million was associated with the conversion of the Texas Station slot floor to coinless devices, (vii) $23.9 million was for the land lease buyout at Sunset Station, (viii) $23.3 million was for the installation of a new slot system, (ix) $31.9 million was for maintenance capital expenditures and (x) $13.5 million was associated with various other projects. In addition to the capital expenditures noted above, the Company also made $15.8 million in net equity contributions to Green Valley Ranch Station Casino, $6.8 million in equity contributions to the Palms and purchased 3.3 million shares of its Common Stock for approximately $47.6 million.

    The Company's primary cash requirements during the remainder of 2001 and 2002 are expected to include (i) the remaining costs of capital improvements at Santa Fe Station expected to cost approximately $6.3 million, (ii) costs to complete the rebranding of The Reserve to a Fiesta expected to be approximately $7.8 million, (iii) strategic land purchases throughout the Las Vegas area, (iv) opportunistic repurchases of the Company's Common Stock, (v) maintenance capital expenditures, and (vi) principal and interest payments on indebtedness.

    In February 2001, the Company issued $300.0 million of senior notes, the proceeds of which were used to pay down the Revolving Facility and to repay $100.0 million of principal amount of the 10 1/8% senior subordinated notes. In May 2001, the Company issued an additional $100.0 million of the senior notes, the proceeds of which were used to repay the remaining $98.0 million of principal amount of the 10 1/8% senior subordinated notes.

    The Company believes that cash flows from operations, borrowings under the Amended Bank Facility (see Note 2) and existing cash balances will be adequate to satisfy the Company's anticipated uses of cash during the remainder of 2001 and 2002. The Company, however, is continually evaluating its financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to the Company, the Company may amend its financing plans assuming such financing would be permitted under its existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

    See discussion below in "Green Valley Ranch Station Casino" for potential obligations relating to the completion guaranty and make-well agreement related to Green Valley Ranch.

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

    The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS No. 142 requires that goodwill and other intangible assets are no longer subject to amortization over their estimated useful lives and will be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company currently amortizes its goodwill over 40 years. Beginning on January 1, 2002, the Company will no longer amortize goodwill. These assets will be assessed for impairment in accordance with SFAS No. 142. The balance of goodwill at September 30, 2001, was $190.6 million. Amortization expense related to goodwill for the nine months ended September 30, 2001, was $3.5 million. The Company is in the process of assessing the fair value of its intangible assets and has not determined whether any intangibles are impaired. Any subsequent impairments could require an adjustment of the balance in goodwill.

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

    During the second quarter of 2001, the Company completed revisions to the casino floor and parking areas of the facility. In addition, the Company is currently transitioning The Reserve to a Fiesta-branded property, which is expected to be completed by the end of the year. The Company expects to spend approximately $20 million on these projects, of which $12.2 million has been spent as of September 30, 2001.

  Green Valley Ranch Station Casino

    Development continues on Green Valley Ranch Station Casino, located at the intersection of the Interstate 215 Southern Beltway and Green Valley Parkway in Henderson, Nevada. The Company is jointly developing the project on 40 acres of a 170-acre multi-use commercial development with GCR Gaming, which is principally owned by members of the Greenspun family. The Company is the managing partner of the project and will receive a management fee for its services of two percent of the property's revenues and approximately five percent of EBITDA. The $300 million project is expected to open in December 2001.

    During the third quarter, the Company completed a financing for Green Valley Ranch Station Casino. The financing was completed with a group of banks led by Bank of America, and provides for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points upon the opening of the property. Also during the quarter, the Company entered into an agreement to swap the majority of this floating rate to a fixed rate that will approximate 6.9% during the term of the loan. The loan requires initial equity contributions from each partner of $50.0 million, which have been made as of September 30, 2001, and equity contributions for a completion guaranty, if necessary (if project costs exceed $300.0 million) and for a limited make-well of $44.0 million, if necessary (based on operating results of the project). Both the completion guaranty and make-well are joint and several obligations of each partner, with GCR Gaming's obligation collateralized. The make-well agreement will terminate upon achieving a debt to EBITDA ratio of less than or equal to 3.00 to 1.00 and producing EBITDA before management fees of at least $42.0 million. In addition to the initial equity contributions and the bank financing, the Company expects to complete a $35.0 million equipment financing in the fourth quarter. In the event that this financing cannot be obtained, additional equity contributions would be required.

    The new project is planned to complement the Green Valley master-planned community. The plans for the project include over 330,000 square feet of public space and 200 hotel rooms. Planned entertainment amenities include a state-of-the-art spa with outdoor pools, a 10-screen movie theater, six full-service restaurants, a fast-food court with six quick-serve outlets and a non-gaming arcade. It is anticipated that the casino will have approximately 2,500 slot machines and over 50 table games. The planned facility also includes a race and sports book, a poker room and parking for approximately 3,200 vehicles in a low-rise garage and on surface parking.

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

  Land Held For Development

    The Company has acquired several parcels of land in the Las Vegas valley as part of its development activities. The Company's decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that the Company will be able to obtain appropriate licensing or be able to secure additional, acceptable financing in order to proceed with any particular project. As of September 30, 2001, the Company had $97.5 million of land held for development. Land held for development consists primarily of three sites that are owned or leased, which comprise 161 acres. In addition, the Company has options to purchase a total of 66 acres adjacent to two of the sites.

    After evaluating all options with respect to a 34-acre parcel near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas, the Company does not intend to develop a casino on the site and recorded a $4.0 million impairment loss at June 30, 2001. In addition, in August 2001, the Company sold a 29-acre parcel at the intersection of Smoke Ranch Road and Rancho Road in North Las Vegas for approximately $10 million and recorded a gain on the sale of $1.0 million at September 30, 2001.

  Southwest Gaming Services, Inc.

    On September 30, 2001, the Company completed a tax-free, stock-for-stock exchange whereby the Company transferred its stock in Southwest Gaming Services, Inc. ("SGSI") to Blake Sartini, its former executive vice-president and chief operating officer, in exchange for Station Casinos' Common Stock valued at approximately $8.4 million. The Company recorded a gain of $1.7 million at September 30, 2001, as a result of this transaction.

Description of Certain Indebtedness and Capital Stock

  Amended Bank Facility

    In February 2001, the Company reduced the commitments under its existing bank credit facility (the "Revolving Facility") from $380.8 million to $300.8 million. The Borrowers are the material operating subsidiaries and the Revolving Facility is secured by substantially all of the Company's assets. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $0.6 million on March 31, 2002; by $17.5 million on June 30, 2002 and September 30, 2002; by $30.6 million on December 31, 2002, March 31, 2003 and June 30, 2003; and by $173.4 million on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of September 30, 2001, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.50%. The maximum margin for Eurodollar Rate borrowings is 3.00%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of September 30, 2001, the fee for the unfunded portion of the Revolving Facility was 50 basis points.

    The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each fiscal quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each fiscal quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures. As of September 30, 2001, the Borrowers combined funded debt to Adjusted EBITDA ratio was 0.46 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended September 30, 2001 was 1.79 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of September 30, 2001, Palace Station's tangible net worth exceeded the requirement by approximately $10.7 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

    In addition, the Revolving Facility has financial and other covenants relating to the Company including a tangible net worth covenant. On October 26, 2001, the Company amended various covenants contained in the Revolving Facility, including a one-time waiver as of September 30, 2001, for the consolidated funded debt to Adjusted EBITDA ratio. The amendment also raised the maximum consolidated funded debt to Adjusted EBITDA ratio to no more than 6.00 to 1.00 on December 31, 2001 through June 30, 2002, which reduces to 5.75 to 1.00 on September 30, 2002 through December 31, 2002, to 5.25 to 1.00 on March 31, 2003 through June 30, 2003, and to 5.00 to 1.00 on September 30, 2003. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of September 30, 2001, the Company's consolidated funded debt to Adjusted EBITDA ratio was 5.47 to 1.00. The Company has pledged the stock of all of its material subsidiaries.

  Senior Subordinated Notes

    The Company had $719.7 million, net of unamortized discount of $5.2 million, of senior subordinated notes outstanding as of September 30, 2001, $150.0 million of these notes bear interest, payable semi-annually, at a rate of 9 3/4% per year, $199.9 million of these notes bear interest, payable semi-annually, at a rate of 8 7/8% per year and $375.0 million of these notes bear interest, payable semi-annually, at a rate of 9 7/8% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants, which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At September 30, 2001, the Company's Consolidated Coverage Ratio (as defined) was 2.11 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. On August 10, 2000, the Company completed a consent solicitation with the holders of the Notes to exclude the asset impairment loss at Station Casino St. Charles in December 1999 from the definition of consolidated net income. On June 21, 2001, the Company completed a consent solicitation with the holders of the Notes for the 8 7/8% senior subordinated notes due 2008 and the 9 3/4% senior subordinated notes due 2007 to exclude extraordinary or nonrecurring gains or losses from the definition of consolidated net income. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

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

    In May 2001, the Company completed an additional offering of $100.0 million of the Senior Notes. The proceeds from the additional offering of the Senior Notes were used to repay amounts outstanding on the Revolving Facility and redeem the remaining $98.0 million principal amount of the 10 1/8% senior subordinated notes due 2006. The redemption of the senior subordinated notes was completed on June 13, 2001. The Company recorded an extraordinary charge of approximately $4.0 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

  Common Stock

    On May 23, 2000, the Company announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for any fractional shares.

    The Company is authorized to issue up to 135,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 64,740,368 shares of which were issued and 7,693,785 shares were held in treasury as of September 30, 2001. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

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

  Treasury Stock

    In January 2001, the Company closed out an equity forward contract and purchased 3.2 million shares of its Common Stock for approximately $46 million. As of September 30, 2001, the Company had purchased 7.7 million shares of its Common Stock at a cost of $96.3 million, of which 0.8 million shares at a cost of $6.9 million was related to the sale of Southwest Gaming (See Note 6). On July 27, 2001, the Company's board of directors authorized the repurchase of an additional 10 million shares of its Common Stock.

  Put Warrants

    In March and April 2001, the Company sold put warrants on a total of 215,000 shares of its Common Stock. The proceeds from the sale of the put warrants have been recorded in additional paid-in capital. On September 21, 2001, the Company bought back 100,000 of the shares for $1.2 million. On October 5, 2001, the Company bought back the remaining 115,000 shares for $1.4 million.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    The Company is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon its debt. This market risk is managed by utilizing derivative financial instruments in accordance with established policies and procedures. The Company evaluates its exposure to market risk by monitoring interest rates in the marketplace, and does not utilize derivative financial instruments for trading purposes. The Company's derivative financial instruments consist exclusively of interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched with specific fixed-rate debt obligations.

    The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.

	As of September 30,
	2001	2002	2003	2004	2005	Thereafter	Total
	(in millions)
Long term debt (including current portion):
Fixed-rate	$0.2	$0.4	$2.9	$0.1	$0.1	$1,119.8	$1,123.5
Average interest rate	8.56%	8.52%	8.98%	8.50%	8.50%	9.25%	9.25%
Variable-rate	—	—	$90.0	—	—	—	$90.0
Average interest rate	—	—	6.20%	—	—	—	6.20%
Interest rate swaps:
Notional amount	—	—	—	—	—	$300.0	$300.0
Average payable rate	—	—	—	—	—	7.19%	7.19%
Average receivable rate	—	—	—	—	—	9.56%	9.56%

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

  Fitzgerald's Sugar Creek, Inc. v. Kansas City Station Corp., et al.

    On December 20, 2000, the Company and Kansas City Station Corporation were named as defendants in an action styled Fitzgerald Sugar Creek. Inc. v. Kansas City Station Corp., et al., No. 00CV230480 (Circuit Court of Jackson County, Missouri). The plaintiff alleges that the defendants are liable for unspecified actual and punitive damages and other relief, based on alleged tortuous interference with the plaintiff's business expectancy of receiving a Missouri gaming license in the

Kansas City metropolitan area. The allegations of the petition appear to be based on the same issues involved in the investigation by the Missouri Gaming Commission related to activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri. The plaintiff also alleges claims based on fraudulent concealment and civil conspiracy. The Company and its subsidiary responded to this lawsuit on January 19, 2001 and moved to remove the case to bankruptcy court in Nevada. On March 29, 2001, the United States Bankruptcy Court for the Western District of Missouri remanded the case to the Circuit Court of Jackson County, Missouri. On April 19, 2001, defendants filed a motion to dismiss plaintiff's petition. On August 10, 2001, the Circuit Court (1) granted that motion to dismiss as to the civil conspiracy claim, and (2) denied that motion to dismiss as to the tortuous interference with business expectancy and fraudulent concealment claims. Although no assurance can be made with respect to any litigation, the Company believes that the plaintiff's claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

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

  Harrah's Litigation

    On July 13, 2001, the Company and five of its major operating subsidiaries were named as defendants in a lawsuit brought by Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. in the United States District Court, District of Nevada (CV-S-01-0825-PMP-RJJ). The plaintiffs allege that the Company and the subsidiaries are liable for unspecified actual and punitive damages, and they seek injunctive and other relief, based on allegations that the Company's "Boarding Pass Rewards Program" infringes on various patents held by the plaintiffs. On October 5, 2001, the Company and the subsidiaries filed their answer and counterclaim. The counterclaim seeks a declaratory judgment that plaintiffs' patents (1) are not infringed by the Company's and the subsidiaries' actions, (2) are invalid under federal patent law, and (3) are rendered unenforceable due to plaintiffs' inequitable conduct. While no assurances can be made with respect to any litigation, the Company believes that the plaintiff's claims are without merit and does not expect the outcome of the lawsuit to have a material adverse effect on its financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds—None.

Item 3. Defaults Upon Senior Securities—None.

Item 4. Submission of Matters to a Vote of Security Holders—None.

Item 5. Other Information—None.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number
4.1	Amendment No. 12 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of October 26, 2001.
4.2
Reducing Revolving Loan Agreement by Green Valley Ranch Gaming LLC, Bank of America, N.A., as Administrative Agent, Bankers Trust Company and The Bank of Scotland, as Co Agents and Lehman Commercial Paper, Inc., as Documentation Agent, dated as of September 18, 2001.
4.3
Completion Guaranty by Station Casinos, Inc., GCR Gaming, LLC, and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant, and Bank of America, N.A., as Administrative Agent, dated as of September 18, 2001.
4.4
Make Well Agreement by Station Casinos, Inc., GCR Gaming, LLC, and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant, and Bank of America, N.A., as Administrative Agent, dated as of September 18, 2001.
10.1
First Amendment to Operating Agreement dated March 10, 2000, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant, dated as of September 17, 2001.
10.2	Station Casinos, Inc. Amended and Restated Deferred Compensation Plan for Executives, dated as of September 12, 2001.
(a)
Reports on Form 8-K—None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Station Casinos, Inc., Registrant

DATE: November 13, 2001	/s/ GLENN C. CHRISTENSON Glenn C. Christenson, Executive Vice President, Chief Financial Officer, and Chief Administrative Officer (Principal Accounting Officer)

QuickLinks

STATION CASINOS, INC. INDEX
Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Part II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE