Form 10-K405
period 2001-12-31
STATION CASINOS INC
filed 2002-03-29
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2001.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                              to                             .

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 Par Value

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of March 15, 2002, based on the closing price per share as reported on the New York Stock Exchange was $525,305,038.

        As of March 15, 2002, the registrant has 57,664,777 shares of common stock outstanding.

Documents Incorporated by Reference

        Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be held May 22, 2002 (which has not been made publicly available as of the date of this filing) are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

        Unless the context indicates otherwise, all references to the "Company" refer to Station Casinos, Inc. and all references to "Station", "we", "our", "ours" and "us" refer to Station Casinos, Inc. and its consolidated subsidiaries.

Forward-looking Statements

        When used in this report and elsewhere by management from time to time, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, development and construction risks, regulatory matters and litigation are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

General

        We are a gaming company that owns and operates eight distinctly themed hotel/casino properties and two smaller casino properties throughout the Las Vegas metropolitan area. Our growth strategy includes the master-planned expansion of our existing gaming facilities in Nevada, as well as the evaluation and pursuit of additional acquisition or development opportunities in Nevada and other gaming markets.

        We own and operate Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Sunset Station Hotel & Casino ("Sunset Station"), Santa Fe Station Hotel & Casino ("Santa Fe Station"), Fiesta Rancho Casino Hotel ("Fiesta Rancho"), Fiesta Henderson Casino Hotel ("Fiesta Henderson") and Wild Wild West Gambling Hall & Hotel ("Wild Wild West"). We also own a 50% interest in Green Valley Ranch Station Casino ("Green Valley Ranch Station") and Barley's Casino & Brewing Company ("Barley's"). Each of our casinos caters primarily to local Las Vegas area residents. We market the six "Station" casinos (including Green Valley Ranch Station) together under the Station Casinos' brand and the two "Fiesta" casinos under the Fiesta brand, offering convenience and choices to residents throughout the Las Vegas valley with our strategically located properties.

Operating Strategy

        We believe that the following key principles have been integral to our success as a gaming operator and intend to continue to employ these strategies at each of our various properties.

  Targeted Customer Base

        Our operating strategy emphasizes attracting and retaining customers primarily from the local and repeat visitor markets. Our casino properties attract customers through innovative, frequent and high-profile promotional programs directed towards the local market, focused marketing efforts and convenient locations, aggressive marketing to the repeat visitor market and the development of strong relationships with specifically targeted travel wholesalers. Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty. We believe that actual value becomes apparent during the customer's visit through an enjoyable, affordable and high-quality entertainment experience. Las Vegas, which is and has been one of the fastest growing cities in the United States, is characterized by a historically strong economy and demographics, which include an increasing number of retirees and other active gaming customers. We believe that our out-of-town patrons are also discerning customers who enjoy our value-oriented, high-quality approach. Our patrons view our hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and downtown Las Vegas.

  Provide a High-Value Experience

        Because we target the repeat customer, we are committed to providing a high-value entertainment experience for our customers in our restaurants, hotels, casinos, and other entertainment amenities. We develop regional entertainment destinations for locals that include other amenities such as movie theaters, bowling centers, live entertainment venues and child care facilities. In addition, we believe the value offered by restaurants at each of our casino properties is a major factor in attracting local gaming customers, as dining is a primary motivation for casino visits by many locals. Through their restaurants, each of which has a distinct theme and style of cuisine, our casino properties offer generous portions of high-quality food at reasonable prices. In addition, our operating strategy focuses on slot and video poker machine play. Our target market consists of frequent gaming patrons who seek not only a friendly atmosphere and convenience, but also higher than average payout rates. Because locals and repeat visitors demand variety and quality in their slot and video poker machine play, our casino properties offer the latest in slot and video poker technology, including several games designed exclusively for Station Casinos.

        As part of our commitment to providing a quality entertainment experience for our patrons, we are dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual atmosphere. We recognize that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each employee. We began as a family-run business, and have maintained close-knit relationships among our management and we endeavor to instill among our employees this same sense of loyalty. Toward this end, we take a hands-on approach through active and direct involvement with employees at all levels.

  Marketing and Promotion

        We employ an innovative marketing strategy that utilizes frequent high profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to aggressive marketing through television, radio and newspaper advertising, we have created and sponsored such promotions as "Paycheck Bonanza" and "Great Giveaway," a popular football season contest. These promotions have become a tradition in the locals' market and have had a positive impact upon our patronage during their respective promotion periods.

        We are heavily focused on using cutting edge technology to drive customer traffic with products such as "Xtra Play Cash," "Jumbo Bingo" and "Sports Connection". These products create substantial competitive advantages and distinguish us from our competitive set.

        In April 1999, we introduced a unified Boarding Pass player rewards program at our Station properties. The Boarding Pass program allows guests to earn points based on their level of gaming activity. These points can then be redeemed for food, entertainment and merchandise at any of our Station properties. This "single card", for which the technology was developed in-house, sets us apart from our competition in the Las Vegas locals market. The Fiesta properties offer a similar player rewards program called the Amigo Club. Amigo Club members can redeem points at both Fiesta Rancho and Fiesta Henderson for meals in any of the restaurants, for hotel rooms or for merchandise in the gift shops.

Casino Properties

        Set forth below is certain information as of December 31, 2001, concerning our properties, all of which we own and operate except as otherwise indicated. The properties are more fully described following the table.

Property	Hotel Rooms	Slots(1)	Gaming Tables(2)	Parking Spaces(3)
Casino Properties
Palace Station	1,014	2,100	44	3,700
Boulder Station	300	3,070	41	4,350
Texas Station	200	2,775	40	5,300
Sunset Station	467	3,113	55	7,100
Santa Fe Station	200	2,295	28	3,750
Green Valley Ranch Station (50% owned)	201	2,493	49	3,600
Fiesta Rancho	100	1,813	21	2,300
Fiesta Henderson	224	1,546	26	1,900
Other Properties
Wild Wild West	260	248	6	500
Barley's (50% owned)	—	199	8	—

(1)
Includes slot and video poker machines and other coin-operated devices.

(2)
Generally includes blackjack ("21"), craps, roulette, pai gow poker, mini baccarat, Caribbean stud poker, let it ride, ricochet, three card poker and wild hold 'em. The Casino Properties, with the exception of Green Valley Ranch Station offer a keno lounge and bingo parlor. The Casino Properties also offer a race and sports book and Wild Wild West and Barley's offer a sports book. Palace Station, Boulder Station, Texas Station and Sunset Station offer a poker room.

(3)
Includes covered parking spaces of 1,900 for Palace Station, 1,900 for Boulder Station, 3,500 for Texas Station, 2,900 for Sunset Station, 1,500 for Santa Fe Station, 1,600 for Green Valley Ranch Station and 1,000 for Fiesta Rancho.

  Palace Station

        Palace Station is strategically located on approximately 39 acres at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas' most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. The access to Palace Station has been adversely impacted from time to time since 1999 by a major highway improvement project at the intersection of Sahara Avenue and Interstate 15. The project is scheduled to be completed in 2002. Palace Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including seven full-service restaurants, several fast-food outlets, a 250-seat entertainment lounge, five additional bars, two swimming pools, an approximately 20,000-square foot banquet and convention center, a 24-hour gift shop and a non-gaming video arcade.

        Palace Station's seven full-service restaurants have a total of over 1,225 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the 24-hour Palace Cafe (featuring American and Chinese fare), an all-you-can-eat buffet known as "The Feast," Broiler (a steak and seafood restaurant), Pasta Palace (an Italian restaurant), Guadalajara Bar & Grille (a Mexican restaurant), Jack's Irish Pub and a 17 seat Oyster Bar. In addition to these restaurants, Palace Station offers various fast-food outlets. Palace Station's guests may also enjoy the Laugh Trax Comedy Club.

  Boulder Station

        Boulder Station, which opened in August 1994, is strategically located on approximately 46 acres on Boulder Highway and immediately adjacent to the Interstate 515 interchange. We believe that this highly visible location at this well-traveled intersection offers a competitive advantage relative to existing hotels and casinos located on Boulder Highway. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including five full-service restaurants, several fast-food outlets, a 750-seat entertainment lounge, seven additional bars, an 11-screen movie theater complex, a Kid's Quest child-care facility, a swimming pool, a non-gaming video arcade and a gift shop.

        Boulder Station's five full-service restaurants have a total of over 1,400 seats. These restaurants offer a variety of high-quality meals at reasonable prices. Restaurant themes and menus are similar to Palace Station's, allowing Boulder Station to benefit from the market acceptance and awareness of this product. Restaurants include the 24-hour Boulder Cafe (featuring American and Chinese fare), an all-you-can-eat buffet known as "The Feast," Broiler (a steak and seafood restaurant), Pasta Palace (an Italian restaurant), and Guadalajara Bar & Grille (a Mexican restaurant). In addition to these restaurants, Boulder Station offers various fast-food outlets. Boulder Station's restaurants and bars are located in open settings that are designed to intermingle the dining and gaming experience.

  Texas Station

        Texas Station, which opened in July 1995, is strategically located on approximately 47 acres at the corner of Lake Mead Boulevard and Rancho Road in North Las Vegas. Texas Station features a friendly, "down-home" Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including five full-service restaurants, several fast-food outlets, a 10,000-square foot Kid's Quest child-care facility, a 300-seat entertainment lounge, a 1,700-seat event center, eight additional bars, an 18-screen movie theater complex, a swimming pool, a non-gaming video arcade, a gift shop, a 60-lane bowling center and approximately 40,000 square feet of meeting and banquet space. The theater complex and adjacent food court provide a competitive advantage for the property and are additional attractions that draw a significant number of patrons to Texas Station.

        Texas Station's five full-service restaurants have a total of over 1,300 seats. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Texas Cafe (featuring American and Chinese fare), Austin's Steakhouse, San Lorenzo (an Italian restaurant), Market Street Buffet (featuring seven different food stations) and Texas Star Oyster Bar, which has 110 seats. In addition to the Texas Station-themed restaurants, guests may also enjoy the unique features of several bars and lounges including the Martini Ranch, the Whiskey Bar, the Garage Bar, or the Armadillo Honky Tonk. Texas Station also offers a variety of fast-food outlets to enhance the customers' dining selection. The quality and variety of the restaurants offered at the facility are a major draw in the rapidly growing North Las Vegas and Summerlin markets.

  Sunset Station

        Sunset Station, which opened in June 1997, is strategically located on an approximately 96-acre parcel at the intersection of Interstate 515 and Sunset Road. Multiple access points provide customers convenient access to the gaming complex and parking areas. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and approximately seven miles southeast of Boulder Station

        Sunset Station features a Spanish/Mediterranean-style theme with non-gaming amenities including seven full-service restaurants themed to capitalize on the familiarity of the restaurants at our other properties, a 520-seat entertainment lounge and a 4,000-seat outdoor amphitheater, seven additional bars, a gift shop, a non-gaming video arcade, a 13-screen movie theater complex, a Kid's Quest child-care facility, and a swimming pool, as well as several fast-food outlets and franchises.

        Sunset Station's seven full-service restaurants have a total of approximately 2,300 seats featuring "live-action" cooking and simulated patio dining. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Sunset Cafe (featuring American and Chinese fare), Sonoma Cellar (a steakhouse), Casa Del Sol (a seafood restaurant), Capri (an Italian restaurant), Guadalajara Bar & Grille (a Mexican restaurant), The Feast Around the World, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine and a 65 seat Oyster Bar. Guests may also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass and a water light display. Sunset Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

        We have developed only approximately 70 acres of the 96 acres on which Sunset Station is located. We are currently evaluating potential development plans for the undeveloped property. Uses for the land could include a lifestyle entertainment retail center and the development of several pads for various build-to-suit retail, restaurant and entertainment concepts. We have not yet determined the timing and definitive plans for such a development.

  Santa Fe Station

        On October 2, 2000, we consummated the purchase of substantially all of the assets of the Santa Fe Hotel & Casino for an aggregate purchase price of $205 million and renamed the property "Santa Fe Station." Santa Fe Station is strategically located on approximately 38 acres at the intersection of Interstate 95 and Rancho Road, approximately five miles northwest of Texas Station. Santa Fe Station features a Southwestern theme with non-gaming amenities including four full-service restaurants, several fast food outlets, a gift shop, a non-gaming video arcade, a swimming pool, a 250-seat entertainment lounge, five additional bars, a 60-lane bowling center, a regulation-sized ice skating arena and 10,000 square feet of meeting and banquet facilities.

        Santa Fe Station's four full-service restaurants have a total of over 700 seats, and include the 24-hour Santa Fe Cafe (featuring American and Chinese fare), Taos Steakhouse, Capri (an Italian restaurant) and Memphis Championship Barbecue which opened in February 2002. Santa Fe Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

        In October 2000, we began a renovation, retheming and expansion project at Santa Fe Station. In late November 2000, the number of slot machines on the casino floor was increased and the remodeled restaurants were opened. In 2001, construction was completed on a 1,500-space parking garage, a food court area with eight lease tenants, a new hotel lobby, a new gift shop and an expansion of the casino.

  Green Valley Ranch Station

        Green Valley Ranch Station, located at the intersection of Interstate 215 Southern Beltway and Green Valley Parkway in Henderson, Nevada, opened on December 18, 2001. Green Valley Ranch Station is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. We jointly developed the project on 40 acres of a 170-acre multi-use commercial development with GCR Gaming, which is principally owned by members of the Greenspun family. In addition to our 50 percent ownership, we are also the managing partner of Green Valley Ranch Station and receive a management fee for our services of two percent of the property's revenues and approximately five percent of EBITDA.

        Green Valley Ranch Station was designed to complement the Green Valley master-planned community. The resort features a Mediterranean-style villa theme with non-gaming amenities including seven full-service restaurants, a fast-food court with six quick-serve outlets, a 4,200 square-foot non-gaming arcade, a state-of-the-art spa with outdoor pools, two tennis courts, a Bocce Ball court, a 10-screen movie theater, a gift shop, a sundry shop and approximately 11,000 square feet of meeting and convention space. Green Valley Ranch Station also offers "Whiskey Beach", an 8-acre complex featuring private poolside cabanas, luxurious open lawn areas, a contemporary poolside bar, three acres of vineyards and an outdoor performance venue.

        Green Valley Ranch Station's seven full-service restaurants include Il Fornaio Cucina Italiano (an Italian restaurant), BullShrimp (featuring steak and seafood), Border Grill (a Mexican restaurant), Trophy's (a sports bar/restaurant), Fado's Irish Pub, The Original Pancake House and The Feast Around the World, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Green Valley Ranch Station also offers a variety of fast-food outlets to enhance the customers' dining selection. Guests may also enjoy the Drop Bar, a centerpiece of the casino, and the Whiskey Sky, a 5,300 square-foot nightspot.

  Fiesta Rancho

        On January 4, 2001, we consummated the purchase of substantially all of the assets of the Fiesta Casino Hotel for a purchase price of $170 million and renamed the property Fiesta Rancho in December 2001. Fiesta Rancho is strategically located on approximately 25 acres at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas across from Texas Station. Fiesta Rancho features a Southwestern theme with non-gaming amenities including six full-service restaurants, several fast-food outlets, a gift shop, a non-gaming video arcade, a swimming pool, a 970-seat entertainment lounge and five additional bars.

        Fiesta Rancho's six full-service restaurants have a total of over 1,100 seats, and include the 24-hour Cafe Fiesta (featuring American fare), Gardunos (a Mexican restaurant), Fiesta Steakhouse, Festival Buffet, Roxy's Pizzeria and Blue Agave Oyster Bar. Fiesta Rancho also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Fiesta Henderson

        On January 30, 2001, we consummated the purchase of substantially all of the assets of The Reserve Hotel & Casino for an aggregate purchase price of $71.8 million. In December 2001, the property was renamed Fiesta Henderson and was rethemed to our Fiesta brand. Fiesta Henderson is strategically located on approximately 46 acres at the intersection of Interstate 215 and Interstate 515. The property features four full-service restaurants, a gift shop, a swimming pool, three bars and lounges and meeting space.

        Fiesta Henderson's four full-service restaurants have a total of over 900 seats, and include the 24-hour Baja Beach Cafe (featuring American and Chinese fare), Fuego Steakhouse, Mackenzie River Pizza and the Festival Buffet.

Other Properties

  Wild Wild West

        Wild Wild West, which we acquired in July 1998, is strategically located on approximately 19 acres on Tropicana Avenue and immediately adjacent to Interstate 15. Wild Wild West offers non-gaming amenities including a full service restaurant, a bar, a gift shop and a truck plaza.

  Barley's

        Barley's, which opened in January 1996, is a casino and brew pub located in Henderson, Nevada. We own a 50% interest in Barley's. Barley's offers non-gaming amenities including a full service restaurant, a pizza kitchen and a bar.

Expansion Strategy

  Selection Criteria

        We believe that a highly visible central location, convenient access and ample parking are critical factors in attracting local patronage and repeat visitors. Additionally, sites must be large enough to support multi-phased master-planned growth to capitalize on growing demand in incremental stages. We select sites that are centrally located within a dense population base so that the facility cannot be cut-off from its primary market. These sites generally have been adjacent to high-traffic surface streets and interstate highways. We believe that each of our casino properties' locations has provided us with a significant competitive advantage to attract our targeted customer base.

  Master-Planned Development

        Our expansion strategy includes the master-planned expansion of our existing and future gaming locations. In designing project sites, we plan and engineer for multi-phased facility expansion to accommodate future growth and to allow us to develop dominant properties in each market place. A project's master-planned design typically allows the option of adding hotel rooms, casino space and non-gaming entertainment such as movie theaters, additional restaurants, retail shops, and various other entertainment venues.

  Expansion, Development and Acquisition Opportunities

        We continually evaluate the timing and scope of our master-planned developments at each of our properties and may determine from time to time to expand the scope of, improve on or suspend the implementation of our master plans. These decisions are dependent upon the availability of financing, competition and future economic and gaming regulatory environments, many of which are beyond our control. In addition, we have acquired several parcels of land in the Las Vegas valley which can be used for new development.

        We also evaluate other development and acquisition opportunities in current and emerging gaming markets, including land-based, dockside, riverboat, Indian and internet gaming opportunities. Our decision whether to proceed with any new gaming development or acquisition opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond our control.

  United Auburn Indian Community

        In October 1999, we entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Subject to the receipt of certain governmental approvals, we intend to develop a gaming and entertainment facility with the UAIC on 49 acres, located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. In March 2002, the United States Department of the Interior published in the Federal Register a Notice of Final Agency Determination ("Determination") to take certain land into trust for the benefit of the UAIC of California. The publication commences a thirty-day period in which interested parties may seek judicial review of the Determination. However, there can be no assurances when or if the additional government approvals will be received. The scope and timing of this project have yet to be determined. As of December 31, 2001, we had $10.4 million invested in the development of this project. In the event the land is not placed into trust, this investment would be written off.

  SunOnline Ltd.

        In February 2002, we announced that we intend to purchase a 50 percent interest in SunOnline Ltd. ("SunOnline"), a wholly owned subsidiary of Sun International Hotels Limited ("Sun"). SunOnline will be the exclusive vehicle for both Sun and us to pursue the internet wagering business. In September 2001,

SunOnline was awarded one of the first three online gaming licenses granted by the Isle of Man. In December 2001, SunOnline became the first Isle of Man licensee to commence operations when it launched its internet wagering site. This internet wagering site, operated under strict Isle of Man regulations, prohibits wagering from jurisdictions that do not permit internet wagering, including the United States. The purchase price is expected to be approximately $5.0 million. The transaction is subject to certain conditions, including Isle of Man regulatory approval, and is expected to close by the third quarter of 2002.

Competition

        The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Indian reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than we do. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. Legalized casino gaming in such states and on Indian reservations will provide strong competition to us and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. Indian gaming in California, as it currently exists, has had little, if any impact on our operations to date, although there are no assurances as to future impact. Proposition 1A is an amendment to the California Constitution, passed by the voters of California on March 7, 2000, designed to modify the Constitution to authorize the Governor to negotiate compacts with federally recognized Indian tribes, subject to Legislative ratification, for the operation of slot machines, lottery games, and banking and percentage games (including "21") on Indian lands. In September 1999 the Governor negotiated, and the Legislature ratified, compacts with 57 Indian tribes that became effective with the passage of Proposition 1A. It is not certain how Proposition 1A will affect us; however, because visitors from California make up Nevada's largest visitors market, with Proposition 1A, increased competition from Indian gaming may result in a decline in our revenues and may have a material adverse effect on our business.

        The casino properties face more direct competition from 36 nonrestricted gaming locations primarily targeted to the local and the repeat visitor markets. Some of these competitors have completed expansions and existing competitors and new entrants into these markets are in the planning stages or under construction on other projects. Although we have competed strongly in these marketplaces, there can be no assurance that additional capacity will not have a negative impact on our business.

        Our casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. In addition, our casino properties face competition from all smaller nonrestricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area. As of December 31, 2001, there were 1,347 restricted gaming locations with a total of 13,285 slot machines. We compete with other locals oriented hotel/casinos by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Currently, there are approximately 31 major gaming properties located on or near the Las Vegas Strip, 14 located in the downtown area and several located in other areas of Las Vegas. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the businesses of our casino properties. The additional capacity has had little, if any, impact on our casino properties' hotel occupancy or casino volume to date, although there can be no assurance that hotel occupancy or casino volume will not be adversely affected in the future.

        To a lesser extent, our operations compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, riverboat gaming markets in the Midwest and South, facilities in Atlantic City, New Jersey, casinos located on Indian reservations and other parts of the world and with state-sponsored lotteries, on-and-off-track pari-mutuel wagering, card parlors and other forms of legalized gambling.

        In 1997, the Nevada legislature enacted Senate Bill 208. This legislation identified certain gaming enterprise districts and classifications of real property wherein gaming development would be permitted throughout the Las Vegas valley. We believe the growth in gaming supply in the Las Vegas locals' market has been, and will continue to be, limited by the provisions of Senate Bill 208.

Regulation and Licensing

  Nevada Gaming Regulations

        The ownership and operation of casino gaming facilities, the operation of gaming device routes and the manufacture and distribution of gaming devices in Nevada are subject to: (i) the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), the City of Las Vegas, the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"), the City of North Las Vegas, the City of Henderson and certain other local regulatory agencies. The Nevada Commission, the Nevada Board, the City of Las Vegas, the Clark County Board, the City of North Las Vegas, the City of Henderson, and certain other local regulatory agencies are collectively referred to as the "Nevada Gaming Authorities".

        The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal controls and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on our gaming operations.

        Our direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Palace Station Hotel & Casino, Inc. ("PSHC"), Boulder Station, Inc. ("BSI"), Texas Station LLC ("TSL"), Sunset Station, Inc. ("SSI"), Tropicana Station, Inc. ("TRSI"), Santa Fe Station, Inc. ("SFSI"), Fiesta Station, Inc. ("FSI") and Lake Mead Station, Inc. ("LMSI") have received licenses to conduct nonrestricted gaming operations. In addition, Green Valley Ranch Gaming, LLC ("GVRG") has received licenses to conduct nonrestricted gaming operations at Green Valley Ranch Station Casino. The Company's ownership in GVRG is held through an intermediary company known as GV Ranch Station, Inc. ("GVRS") which is licensed as a member and manager of GVRG. Town Center Amusements, Inc. ("TCAI") has been licensed to conduct nonrestricted gaming operations at Barley's Casino & Brewing Company ("Barley's Casino"), a micro brewery and casino located in Henderson, Nevada. Station Casinos' ownership in TCAI is held through an intermediary company known as Green Valley Station, Inc. ("GVSI") which is licensed as a member and manager of TCAI. We also own a minority interest in Fiesta Palms, LLC, d.b.a. Palms Casino Resort which we hold through our subsidiary, Palms Station, LLC ("PSL"). Station Casinos is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of PSHC, BSI, SSI, TRSI, GVSI, SFSI, GVRS, FSI and LMSI. We are also licensed as a manufacturer and distributor. PSHC, BSI, SSI, TRSI, GVSI, SFSI, GVRG, FSI, and LMSI are each a corporate gaming licensee and TCAI, TSL, GVRG, and PSL are each a limited liability company licensee (individually a "Gaming Subsidiary" and collectively the "Gaming Subsidiaries") under the terms of the Nevada Act. As a

Registered Corporation, Station Casinos is required periodically to submit detailed financial and operating reports to the Nevada Commission and the Nevada Board and furnish any other information which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Station Casinos and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (individually, a "Gaming License" and collectively, the "Gaming Licenses") required in order to engage in gaming activities in Nevada.

        The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation, such as Station Casinos or the Gaming Subsidiaries, which hold a license, in order to determine whether such individual is suitable or should be licensed as a business associate of a Registered Corporation or a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Station Casinos who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position.

        If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue to have a relationship with Station Casinos or the Gaming Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require Station Casinos or the Gaming Subsidiaries to terminate the employment of any person who refuses to file the appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

        Station Casinos and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by us and our Gaming Subsidiaries must be reported to or approved by the Nevada Commission and/or the Nevada Board.

        If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Station Casinos, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Green Valley Ranch Station, Fiesta Rancho, Fiesta Henderson, Wild Wild West and Barley's Casino and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the Gaming Licenses of the Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any Gaming License would) have a material adverse affect on our gaming operations.

        Any beneficial owner of Station Casinos, Inc. voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have their suitability as a beneficial owner of our voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

        The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. An "institutional investor," as defined in the Nevada Commission's regulations, which acquires beneficial ownership of more than 10%, but not more than 15% of Station Casinos voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of Station Casinos, any change in our corporate charter, bylaws, management policies or operations of Station Casinos, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

        Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our Gaming Subsidiaries, we (i) pay that person any dividend or interest upon voting securities of Station Casinos, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

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

        We are required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on us.

        We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On May 17, 2001, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions ("Shelf Approval"). The Shelf Approval has been amended several times to reflect the addition of new subsidiaries, most recently on November 19, 2001. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two-year approval period. The Shelf Approval also applies to any affiliated company wholly owned by Station Casinos (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, Station Casinos or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. The Shelf Approval also includes approval for us to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of the Gaming Subsidiaries, as applicable, in conjunction with public offerings made under the Shelf Approval. Any representation to the contrary is unlawful.

        Changes in control of Station Casinos through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby such person obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission that they meet a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

        Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability or whom a court in the state of Nevada has found guilty of cheating. The loss or restriction of our gaming licenses in Nevada would have a material adverse effect on our business and could require us to cease gaming operations in Nevada.

  Nevada Liquor Regulations

        The sale of alcoholic beverages at Palace Station and Santa Fe Station is subject to licensing, control and regulation by the City of Las Vegas. The sale of alcoholic beverages at Boulder Station and Wild Wild West is subject to licensing control and regulation by the Clark County Board. Texas Station and Fiesta Rancho are subject to licensing control and regulation of the City of North Las Vegas. Sunset Station, Green Valley Ranch Station, Fiesta Henderson and Barley's are subject to the licensing control and regulation of the City of Henderson and the Department of Treasury, Bureau of Alcohol, Tobacco and Firearms, as applicable. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gaming Subsidiaries.

  General Gaming Regulations in Other Jurisdictions

        If we become involved in gaming operations in any other jurisdictions, such gaming operations will subject us and certain of our officers, directors, key employees, stockholders and other affiliates ("Regulated Persons") to strict legal and regulatory requirements, including mandatory licensing and approval requirements, suitability requirements, and ongoing regulatory oversight with respect to such gaming operations. Such legal and regulatory requirements and oversight will be administered and exercised by the relevant regulatory agency or agencies in each jurisdiction (the "Regulatory Authorities"). Station Casinos and the Regulated Persons will need to satisfy the licensing, approval and suitability requirements of each jurisdiction in which we seek to become involved in gaming operations. These requirements vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. In general, the procedures for gaming licensing, approval and finding of suitability require Station Casinos and each Regulated Person to submit detailed personal history information and financial information to demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by law and regulation in each jurisdiction, followed by a thorough investigation by such Regulatory Authorities. In general, Station Casinos and each Regulated Person must pay the costs of such investigation. An application for any gaming license, approval or finding of suitability may be denied for any cause that the Regulatory Authorities deem reasonable. Once obtained, licenses and approvals may be subject to periodic renewal and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit or restrict a license, approval or finding of suitability for any cause that they deem reasonable. Fines for violations may be levied against the holder of a license or approval and in certain jurisdictions, gaming operation revenues can be forfeited to the state under certain circumstances. There can be no assurance that we will obtain all of the necessary licenses, approvals and findings of suitability or that our officers, directors, key employees, other affiliates and certain other stockholders will satisfy the suitability requirements in one or more jurisdictions, or that such licenses, approvals and findings of suitability, if obtained, will not be revoked, limited, suspended or not renewed in the future.

        Failure by Station Casinos to obtain, or the loss or suspension of, any necessary licenses, approval or findings of suitability would prevent us from conducting gaming operations in such jurisdiction and possibly in other jurisdictions. We may be required to submit detailed financial and operating reports to Regulatory Authorities.

        The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the Regulatory Authorities and may be amended. Any changes in such laws, regulations, or their interpretations could have a material adverse effect on our operations.

Employees

        As of December 31, 2001, we had approximately 10,000 employees, which includes Green Valley Ranch Station and Barley's. From time to time, certain of our employees are contacted by unions and we engage in discussions with such employees regarding establishment of collective bargaining agreements. In 1998, approximately 12 of our employees voted to be represented by a union. While we are faced with such movements by employees from time to time, we do not believe that such movements will have any broad-based impact on our employees; however there can be no assurances to that effect. We believe that we have good relationships with our employees.

ITEM 2. PROPERTIES

        All of the property that we own and lease is subject to a lien to secure borrowings under the Revolving Bank Facility.

        Palace Station is situated on approximately 39 acres located on the west side of Las Vegas, Nevada. We own 26 acres and lease the remaining 13 acres pursuant to five long-term ground leases with unaffiliated third parties.

        Boulder Station is situated on approximately 46 acres located on the east side of Las Vegas, Nevada. We own 19 acres and lease the remaining 27 acres from KB Enterprises, a company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the "Related Lessor"), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of the Company and Lorenzo J. Fertitta, the President of the Company. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $135,525 through June 2003. In July 2003, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. In July 2008, and every ten years thereafter, the rent will be adjusted by a cost of living factor. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in June 2003, to purchase the land at fair market value. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.

        Texas Station is situated on approximately 47 acres located in North Las Vegas, Nevada. We lease this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $287,500 through June 2005. In July 2005, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2010, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in May 2005, to purchase the land at fair market value. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.

        Sunset Station is situated on approximately 96 acres located in the Green Valley/Henderson area of Las Vegas, Nevada. We originally leased approximately 48 acres pursuant to a long-term ground lease with an unaffiliated third party. The lease was entered into in June 1994, and had a term of 65 years with monthly rental payments of $120,000, adjusted on each subsequent five-year anniversary by a cost of living factor. In June 2001, we exercised our option to purchase this land for $23.9 million.

        Santa Fe Station is situated on approximately 38 acres that we own on the northwest side of Las Vegas, Nevada.

        Green Valley Ranch Station, which opened on December 18, 2001, is situated on approximately 40 acres of a 170-acre multi-use commercial development and is located in Henderson, Nevada approximately six miles southwest of Sunset Station.

        Fiesta Rancho, which was purchased on January 4, 2001, is situated on approximately 25 acres that we own in North Las Vegas, Nevada across from Texas Station.

        Fiesta Henderson, which was purchased on January 30, 2001, is situated on approximately 46 acres that we own in Henderson, Nevada.

        We currently own or lease four sites, which have been acquired for potential gaming projects, consisting of 151 acres with options on an additional 66 acres adjacent to two of the sites.

ITEM 3. LEGAL PROCEEDINGS

        Station Casinos and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs.

  Poulos/Ahearn Case

        On April 26, 1994, a suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et al., as class representative, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Station Casinos. On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et al., as class representative, in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel/casino companies. The lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court for the District of Nevada. On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff, Larry Schreier, et al., as class representative, in the United States District Court for the District of Nevada, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot machines, including the Company. Motions to dismiss the Poulos/Ahearn and Schreier cases were filed by defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996. On May 31, 1996, an Amended Complaint was filed, naming William H. Poulos, et al., as plaintiff. Defendants filed a motion to dismiss. On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to dismiss the Amended Complaint. In December 1996, the Court consolidated the Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants' Motions to Dismiss the Amended Complaints. The plaintiffs filed a Consolidated Amended Complaint on February 13, 1997. On or about December 19, 1997, the Court issued formal opinions granting in part and denying in part the defendants' motion to dismiss. In so doing, the Court ordered plaintiffs to file an amended complaint in accordance with the Court's orders in January of 1998. Accordingly, plaintiffs amended their complaint and filed it with the United States District Court for the District of Nevada in February 1998. The Company and all other defendants continue to deny the allegations contained in the amended complaint filed on behalf of plaintiffs. The plaintiffs are seeking compensatory, special, consequential, incidental, and punitive damages in unspecified amounts. The defendants have committed to vigorously defend all claims and allegations contained in the consolidated action. The parties have fully briefed the issues regarding class certification, which are currently pending before the court. The Company does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

  Fitzgerald's Sugar Creek, Inc. v. Kansas City Station Corp., et al.

        On December 20, 2000, the Company and Kansas City Station Corporation were named as defendants in an action styled Fitzgerald Sugar Creek, Inc. v. Kansas City Station Corp., et al., No. 00CV230480 (Circuit Court of Jackson County, Missouri). The plaintiff alleges that the defendants are liable for unspecified actual and punitive damages and other relief, based on alleged tortuous interference with the plaintiff's business expectancy of receiving a Missouri gaming license in the Kansas City metropolitan area. The allegations of the petition appear to be based on the same issues involved in the investigation by the Missouri Gaming Commission related to activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri. The plaintiff also alleges claims based on fraudulent concealment and civil conspiracy. The Company and its subsidiary responded to this lawsuit on January 19, 2001 and moved to remove the case to bankruptcy court in Nevada. On March 29, 2001, the United States Bankruptcy Court for the Western District of Missouri remanded the case to the Circuit Court of Jackson County, Missouri. On April 19, 2001, defendants filed a motion to dismiss plaintiff's petition. On August 10, 2001, the Circuit Court (1) granted that motion to dismiss as to the civil conspiracy claim, and (2) denied that motion to dismiss as to the tortuous interference with business expectancy and fraudulent concealment claims. On November 21, 2001, Philip Griffith and the City of Sugar Creek, Missouri (the "City") were added as plaintiffs in this case. The new plaintiffs also allege claims for tortuous interference with business expectancy and fraudulent concealment. On December 17, 2001, defendants filed a motion to dismiss all of Griffith's and the City's claims. Although no assurance can be made with respect to any litigation, the Company believes that the plaintiff's claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock trades on the New York Stock Exchange under the symbol "STN". On May 23, 2000, we announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for all fractional shares. All share data has been adjusted retroactively for the 3-for-2 stock split. The following table sets forth, for the periods indicated, the high and low sale price per share of our Common Stock as reported on the New York Stock Exchange, adjusted for the stock split.

	High	Low
Year Ending December 31, 2001
First Quarter	$16.00	$12.80
Second Quarter	17.43	13.15
Third Quarter	16.45	7.50
Fourth Quarter	11.75	7.51
Year Ending December 31, 2000
First Quarter	$16.17	$11.79
Second Quarter	20.00	13.50
Third Quarter	17.92	12.13
Fourth Quarter	19.13	14.00

        As of March 15, 2002, there were 595 holders of record of Station Casinos, Inc. Common Stock.

        We have never paid cash dividends on any shares of Common Stock. We do not intend to pay cash dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of our Board of Directors. Restrictions imposed by our debt instruments and other agreements limit the payment of dividends (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness and Capital Stock").

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        On November 6, 1998 we filed a Form 8-K announcing a change in our fiscal year end from March 31 of each year to December 31 of each year. This change is effective for the nine month period ended December 31, 1998 (the "Transition Period 1998").

        The selected consolidated financial data presented below as of and for our fiscal year ended March 31, 1998, for the Transition Period 1998, and for our fiscal years ended December 31, 1999, 2000 and 2001 have been derived from consolidated financial statements which, except for 1998, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
				Transition Period 1998	For the year ended March 31, 1998
	2001	2000	1999
	(amounts in thousands, except per share amounts)
Operating Results:
Net revenues	$839,361	$991,678	$942,469	$642,214	$769,610
Operating income	140,839	242,812	28,871	64,696	84,186
Income (loss) before income taxes and extraordinary item	43,195	148,149	(47,223)	(9,864)	(4,120)
Extraordinary item-loss on early retirement of debt, net of applicable income tax benefit	(8,276)	(546)	(10,653)	(3,104)	(2,042)
Net income (loss) applicable to common stock	19,369	93,505	(44,758)	(17,531)	(12,441)
Basic earnings (loss) per common share	$0.34	$1.55	$(0.76)	$(0.33)	$(0.23)
Diluted earnings (loss) per common share	$0.32	$1.48	$(0.76)	$(0.33)	$(0.23)
Balance Sheet Data:
Total assets	$1,656,122	$1,440,428	$1,276,273	$1,531,925	$1,300,216
Long-term debt	1,237,090	989,625	942,480	1,147,266	900,226
Stockholders' equity	248,904	288,887	216,801	269,406	286,887

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

        The following table highlights the results of our operations (dollars in thousands):

	Year Ended December 31, 2001	Percent Change	Year Ended December 31, 2000	Percent Change	Year Ended December 31, 1999
Net revenues—total	$839,361	(15.4)%	$991,678	5.2%	$942,469
Major Las Vegas Operations (a)	797,213	27.0%	627,968	7.4%	584,852
Missouri Operations (a)	—	(100.0)%	315,422	0.6%	313,439
Other Operations and Corporate (a)	42,148	(12.7)%	48,288	9.3%	44,178
Operating income (loss)—total	$140,839	(42.0)%	$242,812	741.0%	$28,871
Major Las Vegas Operations (a)	172,539	4.5%	165,138	12.2%	147,217
Missouri Operations (a)	—	(100.0)%	102,882	220.7%	(85,269)
Other Operations and Corporate (a)	(31,700)	(25.8)%	(25,208)	23.8%	(33,077)
Cash flows from:
Operating activities	$115,145	(29.7)%	$163,696	(5.4)%	$173,058
EBITDA, As Adjusted (b)—total	$219,167	(20.0)%	$273,847	15.6%	$236,970
Major Las Vegas Operations (a)	240,003	13.6%	211,252	13.2%	186,677
Missouri Operations (a)	—	(100.0)%	82,636	19.4%	69,223
Other Operations and Corporate (a)	(20,836)	(4.0)%	(20,041)	(5.9)%	(18,930)
EBITDA, As Adjusted (b), Adjusted for the Sunset equipment lease—total	$219,167	(20.0)%	$273,847	12.7%	$242,890
Major Las Vegas Operations (a)	240,003	13.6%	211,252	9.7%	192,597

(a)
The Major Las Vegas Operations include the accounts of: Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station (since October 2, 2000), Fiesta Rancho (since January 4, 2001) and Fiesta Henderson (since January 30, 2001). The Missouri Operations include the accounts of: Station Casino St. Charles and Station Casino Kansas City. On December 20, 2000, we completed the sale of substantially all of the assets of the Missouri Operations. Other Operations and Corporate includes the accounts of Wild Wild West, our investment in Barley's and Green Valley Ranch Station (since December 18, 2001), Southwest Gaming (sold September 30, 2001) and Corporate expense.

(b)
"EBITDA, As Adjusted" consists of operating income plus depreciation, amortization, preopening expenses, gain on sale of properties, impairment loss, Missouri/Nevada investigations and fines and restructuring charge. We believe that in addition to cash flows and net income, EBITDA, As Adjusted is a useful financial performance measurement for assessing our operating performance. Together with net income and cash flows, EBITDA, As Adjusted provides investors with an additional basis to evaluate our ability to incur and service debt and incur capital expenditures. To evaluate EBITDA, As Adjusted and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, preopening expenses, gain on sale of properties, impairment loss, Missouri/Nevada investigations and fines and restructuring charge, each of which can significantly affect our results of operations and liquidity and should be considered in evaluating our operating performance, cannot be determined from EBITDA, As Adjusted. Further, EBITDA, As Adjusted does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income, as an indicator of our operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or adjustments to such measures may calculate EBITDA, or such adjustments in the same manner that we do, and therefore, our measure of EBITDA, As Adjusted may not be comparable to similarly titled measures used by other gaming companies.

        The results of operations for the year ended December 31, 2001 will be substantially different from that of the year ended December 31, 2000, due to the impact of various transactions. On December 20, 2000, we completed the sale of substantially all of the assets of the Missouri Operations for approximately $488 million. We purchased substantially all of the assets of Santa Fe Station (formerly Santa Fe Hotel & Casino) for approximately $205 million, Fiesta Rancho (formerly Fiesta Casino Hotel) for $170 million and Fiesta Henderson (formerly The Reserve Hotel & Casino) for $71.8 million on October 2, 2000, January 4, 2001 and January 30, 2001, respectively. In addition, we sold our slot route operations, Southwest Gaming, on September 30, 2001, and opened Green Valley Ranch Station, a 50% joint venture, on December 18, 2001. Consolidated net revenues, operating income, operating margin and EBITDA, As Adjusted all declined for the year ended December 31, 2001 as compared to the year ended December 31, 2000, as the contributions from the three acquired properties were less than those of the Missouri Operations.

  Net Revenues

        For the year ended December 31, 2001, as compared to the year ended December 31, 2000, net revenues for our Major Las Vegas Operations increased 27.0% to $797.2 million, while EBITDA, As Adjusted increased 13.6% to $240.0 million due to the acquisitions of the three properties. Same-store (Palace Station, Boulder Station, Texas Station and Sunset Station) net revenues for the year ended December 31, 2001 declined 3.7% as compared to the year ended December 31, 2000, resulting in a 12.0% decline in same-store EBITDA, As Adjusted. The terrorist attacks on September 11, 2001 significantly impacted our business for the last four months of the year. In particular, we experienced a substantial decline in revenues subsequent to those events. Although revenues have recovered substantially, the amounts of revenue generated during each customer visit is still lower than in recent years. In addition to the events of September 11, 2001, we have faced many other challenges, including the integration of the three newly acquired hotel/casinos, softer general economic conditions, higher utility costs, new competition in west Las Vegas which had an impact on Texas Station, continued road construction near Palace Station, construction necessary to transition The Reserve to a Fiesta-branded property and competitive supply increases on the Boulder Strip and surrounding areas.

        The increase in consolidated net revenues for the year ended December 31, 2000 as compared to the year ended December 31, 1999, was due to increased revenues at all of our properties with the exception of Station Casino St. Charles, which decreased slightly. Increased revenues at the Major Las Vegas Operations were partially a result of the acquisition of Santa Fe Station on October 2, 2000 and the subsequent completion in late November of the renovation and retheming of the casino and restaurants. In addition, revenues at the Major Las Vegas Operations increased in the early part of the year due to the introduction of the Boarding Pass player rewards program in April 1999, which made it more convenient for customers to take advantage of products, services and amenities offered under the Station brand. Net revenues at the Missouri Operations increased slightly. However, the results were negatively impacted during the fourth quarter due to inclement weather throughout the Midwest, the anticipated sale of the Missouri Operations and the timing of the sale of the Missouri Operations on December 20, 2000.

Operating Income/Operating Margin

        Our operating income was impacted by certain charges/credits in each year that affects the ability to analyze year to year comparisons. The following table identifies these charges/credits (dollars in thousands):

	Years Ended December 31,
	2001	2000	1999
Operating income	$140,839	$242,812	$28,871
Operating margin	16.8%	24.5%	3.1%
Certain charges/credits:
Preopening expenses	$6,413	$3,858	$—
Gain on sale of properties	(1,662)	(41,731)	—
Impairment loss	4,001	—	137,435
Missouri/Nevada investigations and fines	—	4,388	—
Restructuring charge	—	1,174	—
Operating income, excluding certain charges/credits	$149,591	$210,501	$166,306
Operating margin, excluding certain charges/credits	17.8%	21.2%	17.6%

        Consolidated operating income, excluding certain charges/credits, declined 28.9% in the year ended December 31, 2001, as compared to the year ended December 31, 2000. This decrease was primarily due to the operating income for the three acquired properties being less than those of the Missouri Operations. Same-store operating income, excluding certain charges/credits, decreased 18.8% to $136.1 million for the year ended December 31, 2001 from $167.6 million in the prior year. The decrease in same-store operating income is due to the same factors mentioned above for net revenues.

        Consolidated operating margin, excluding certain charges/credits, decreased 3.4 percentage points in the year ended December 31, 2001, as compared to the year ended December 31, 2000. Same-store operating margin, excluding certain charges/credits, decreased 4.3 percentage points for the year ended December 31, 2001. We implemented a cost reduction program in response to the decline in revenue during the year; however, there is a lag effect to any such program. As a result, expenses represented a much higher percentage of revenues for the year than has historically been the case. In addition, depreciation and amortization expense increased 9.8% over prior year, which negatively effected the operating margin.

        Consolidated operating income, excluding certain charges/credits, improved by $44.2 million in the year ended December 31, 2000, as compared to the year ended December 31, 1999, with operating income at all of our properties increasing with the exception of Texas Station. The increases at the Major Las Vegas Operations were attributed to the same factors affecting consolidated net revenues discussed above, and also due to the elimination of the equipment lease at Sunset Station in October 1999 and the continued focus on cost controls at each of our properties. The increases at the Missouri Operations were primarily due to significant improvement in operations at both Station Casino St. Charles and Station Casino Kansas City. Operating income at Station Casino St. Charles increased significantly due to a reconfiguration of the gaming operations, which transferred all gaming activities from the riverboat to the barge. The new configuration was much more efficient from a cost perspective than the two-facility layout. Station Casino Kansas City continued to benefit from increases in the overall gaming market in the Kansas City area.

        The consolidated operating margin, excluding certain charges/credits, improved in the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to the operating margin at the Missouri Operations improving 7.6 percentage points as a result of the elimination of costs associated with the riverboat in St. Charles, as discussed above, and the Major Las Vegas Operations improving 1.7 percentage points due primarily to the revenue growth discussed above.

        The following table highlights our various sources of revenues and expenses as compared to prior years (dollars in thousands):

	Year Ended December 31, 2001	Percent Change	Year Ended December 31, 2000	Percent Change	Year Ended December 31, 1999
Casino revenues	$659,276	(18.4)%	$807,880	5.7%	$764,089
Casino expenses	287,637	(22.8)%	372,826	4.6%	356,365
Margin	56.4%		53.9%		53.4%

Food and beverage revenues	$139,983	2.0%	$137,198	(2.8)%	$141,116
Food and beverage expenses	85,719	2.2%	83,879	(5.6)%	88,898
Margin	38.8%		38.9%		37.0%

Room revenues	$47,558	2.8%	$46,260	7.9%	$42,870
Room expenses	19,289	17.5%	16,416	3.5%	15,860
Margin	59.4%		64.5%		63.0%

Other revenues	$63,980	(5.9)%	$67,999	9.2%	$62,286

Selling, general and administrative expenses	$165,977	(8.1)%	$180,659	(5.3)%	$190,753
Percent of net revenues	19.8%		18.2%		20.2%

Corporate expenses	$25,952	(3.8)%	$26,974	17.2%	$23,007
Percent of net revenues	3.1%		2.7%		2.4%

        Casino.    Casino revenues decreased 18.4% for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to the same factors affecting consolidated net revenues. The casino profit margin increased to 56.4% for the year ended December 31, 2001, as compared to 53.9% for the year ended December 31, 2000. This increase can be attributed primarily to gaming taxes in Missouri that are significantly higher than in Nevada, which caused the Missouri Operations to have a comparatively lower profit margin.

        Casino revenues increased 5.7% for the year ended December 31, 2000, as compared to the year ended December 31, 1999, with increases at all of our properties. The increase in casino revenues at the Major Las Vegas Operations was a result of the same factors affecting consolidated net revenues discussed above. The growth in casino revenues in the second half of the year was tempered somewhat due to the competitive impact of the opening of the Suncoast on Texas Station, continued road construction near Palace Station and competitive supply increases on the Boulder Strip and surrounding areas. Casino revenues at the Missouri Operations were impacted by the same factors affecting consolidated net revenues discussed above. The casino profit margin remained relatively consistent for the year ended December 31, 2000, as compared to the year ended December 31, 1999.

        Food and Beverage.    Food and beverage revenues increased 2.0% for the year ended December 31, 2001, as compared to the year ended December 31, 2000, due to the additional restaurants acquired in the purchase of the three new properties, net of those no longer included due to the sale of the Missouri Operations. Food and beverage net profit margin has remained relatively consistent for the year ended December 31, 2001, as compared to the year ended December 31, 2000. Same-store food covers declined 7.4% for the year ended December 31, 2001, as compared to the year ended December 31, 2000. The reduction in food covers was due to additional competition in the market from restaurants in both gaming and non-gaming establishments and the same factors discussed previously that affected revenues. The decline in same-store food covers was offset somewhat by a 1.2% increase in the average ticket price over the same periods, which was due to selected menu price increases.

        Food and beverage revenues decreased 2.8% for the year ended December 31, 2000, as compared to the year ended December 31, 1999, despite the acquisition of Santa Fe Station. At the Major Las Vegas Operations, food and beverage revenues remained flat with the acquisition of Santa Fe Station offsetting the reduction in food covers at the other Nevada properties. The reduction in food covers is due to a combination of selected menu price increases and additional competition in the market from restaurants in both gaming and non-gaming facilities. At the Missouri Operations, food and beverage revenues experienced a 12.4% decrease primarily due to a decrease in food covers as a result of selected menu price increases at Station Casino Kansas City and to an overall reduction of complimentaries at Station Casino St. Charles. Food and beverage net profit margin increased for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to an improvement at the Major Las Vegas Operations, primarily as a result of continued focus on cost control and purchasing efficiencies, as well as selected menu price increases. The increase in margin at the Major Las Vegas Operations was offset by a decrease at Station Casino St. Charles.

        Room.    Room revenues increased 2.8% for the year ended December 31, 2001, as compared to the year ended December 31, 2000. The increase is primarily due to the addition of 324 rooms as a result of the acquisition of Santa Fe Station, Fiesta Rancho and Fiesta Henderson, net of the loss of 200 rooms from the sale of Station Casino Kansas City.

        The same-store room occupancy remained unchanged at 90% for the years ended December 31, 2001 and 2000. The same-store average daily room rate decreased to $54 for the year ended December 31, 2001, as compared to $57 for the year ended December 31, 2000. The events of September 11, 2001 had a significant impact on room revenues from a room rate standpoint. While occupancy has returned to normal levels, room rates remain lower than in prior years.

        Room revenues for the year ended December 31, 2000 increased 7.9% as compared to the year ended December 31, 1999. The increase in room revenues is primarily due to the acquisition of Santa Fe Station and due to the average daily room rates at Palace Station and Wild Wild West increasing 14.9% and 12.7%, respectively, over the prior year and smaller increases at our other Nevada properties. At Palace Station the room rates for all market segments were increased as a result of room renovations completed during the summer. The increase in average daily room rate at the Major Las Vegas Operations was offset by a decrease in the average daily room rate at Station Casino Kansas City to $106 in the year ended December 31, 2000, from $109 in the year ended December 31, 1999, due to new lower rate competitors that entered the market during 1999.

        The company-wide room occupancy decreased to 88% in the year ended December 31, 2000, as compared to 89% in the year ended December 31, 1999, due to increased room rates at the Major Las Vegas Operations. The company-wide average daily room rate increased to $58 in the year ended December 31, 2000, as compared to $54 in the year ended December 31, 1999.

        Other.    Other revenues primarily includes revenue from the gift shops, bowling, entertainment, leased outlets and the arcades. Other revenues decreased 5.9% for the year ended December 31, 2001, as compared to the year ended December 31, 2000, primarily due to the sale of Southwest Gaming (see Gain on Sale of Properties below) on September 30, 2001, in addition to the same factors mentioned above for consolidated net revenues.

        Other revenues increased 9.2% for the year ended December 31, 2000, as compared to the year ended December 31, 1999, due to increased slot route revenues and the acquisition of Santa Fe Station on October 2, 2000.

        Earnings of Green Valley Ranch Station Joint Venture.    Green Valley Ranch Station, located at the intersection of Interstate 215 Southern Beltway and Green Valley Parkway in Henderson, Nevada, opened on December 18, 2001. We jointly developed the project on 40 acres of a 170-acre multi-use commercial development with GCR Gaming, which is principally owned by members of the Greenspun family. In addition to our 50 percent ownership, we are also the managing partner of Green Valley Ranch Station and receive a management fee for our services of two percent of the property's revenues and approximately five percent of EBITDA. For the year ended December 31, 2001, we recorded $1.4 million in earnings from this joint venture, which consists of our 50 percent share of operating revenue and our management fee.

        Selling, General and Administrative ("SG&A").    SG&A as a percentage of net revenues increased to 19.8% in the year ended December 31, 2001, as compared to 18.2% in the year ended December 31, 2000. We implemented a cost reduction program in response to the decline in revenue during the year; however, there is a lag effect to any such program. As a result, expenses represented a much higher percentage of revenues for the year than has historically been the case. Also, a large portion of these costs are fixed, and as a result, as revenues declined the percentage of SG&A to net revenues increased. SG&A expenses also increased due to the significant increase in energy costs over the prior year.

        SG&A as a percent of net revenues decreased to 18.2% in the year ended December 31, 2000, as compared to 20.2% in the year ended December 31, 1999. This decrease was due primarily to continued operating efficiencies in addition to the elimination of the equipment lease at Sunset Station in October 1999. Also, due to the fixed cost nature of some of these expenses, they decrease on a percentage basis as we continue to increase revenue.

        Corporate Expense.    Corporate expense as a percent of net revenues increased to 3.1% in the year ended December 31, 2001, as compared to 2.7% in the year ended December 31, 2000. A large portion of these costs are fixed, which causes an increase in the percentage of net revenues as revenues decline. In addition, we experienced higher litigation and charitable contribution costs as compared to the prior year.

        Corporate expense as a percent of net revenues increased to 2.7% in the year ended December 31, 2000, as compared to 2.4% in the year ended December 31, 1999. We were increasing our corporate infrastructure and spending on Information Technology and Human Resources as we lay the foundation for future growth.

        Depreciation and Amortization.    Depreciation and amortization increased 9.8% in the year ended December 31, 2001 to $69.6 million, as compared to $63.3 million in the year ended December 31, 2000. This increase is due in part to the expansion project at Texas Station, which was completed in December 2000 and the purchase of new slot machines and other related equipment in 2001. The increase in depreciation expense for the three acquired properties was offset by a reduction from the sale of the Missouri Operations.

        Depreciation and amortization decreased 10.4% in the year ended December 31, 2000 to $63.3 million as compared to $70.7 million in the year ended December 31, 1999. This decrease is primarily due to the write-down of assets at Station Casino St. Charles in the fourth quarter of 1999 and also due to the assets at Station Casino St. Charles and Station Casino Kansas City not being depreciated during the last two months of the year. Upon entering into the agreement to sell the Missouri properties, these assets were classified as "assets held for sale" and, consequently, depreciation ceased. This decrease was offset by an increase at Sunset Station due to the purchase of leased equipment in October 1999 and due to the acquisition of Santa Fe Station.

        Preopening Expenses.    Preopening expenses for the year ended December 31, 2001 were $6.4 million, which included costs incurred prior to the acquisitions of Fiesta Rancho and Fiesta Henderson and costs incurred prior to the opening of Green Valley Ranch Station. Preopening expenses during the year ended December 31, 2000 were $3.9 million, which included costs incurred prior to the acquisitions of Santa Fe

Station, Fiesta Rancho and Fiesta Henderson, the expansion project at Texas Station and costs incurred prior to the opening of Green Valley Ranch Station.

        Gain On Sale of Properties.    On September 30, 2001, we sold Southwest Gaming Services, Inc. ("SGSI"), our wholly owned subsidiary, to Blake L. Sartini, our former executive vice-president and chief operating officer. We transferred our stock in SGSI to Mr. Sartini in exchange for our common stock valued at approximately $8.4 million. We recorded a gain on the sale of $1.7 million in the year ended December 31, 2001. On December 20, 2000, we completed the sale of substantially all of the assets of the Missouri Operations for approximately $488 million. We recorded a gain on the sale of $41.7 million in the year ended December 31, 2000.

        Impairment Loss.    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", we recorded an impairment loss of $4.0 million and $137.4 million in the years ended December 31, 2001 and 1999, respectively, to adjust the carrying value of our fixed assets and land held for development to their estimated fair value. In the year ended December 31, 2001, we recorded an impairment loss of $4.0 million after evaluating all options with respect to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas, as we do not intend to develop a casino on this site.

        In the year ended December 31, 1999, approximately $125.2 million of the impairment loss was related to Station Casino St. Charles. In the fourth quarter of 1999, we made a decision to reconfigure the existing Station Casino St. Charles facility to a more efficient layout in response to the new open boarding rules promulgated by the Missouri Gaming Commission that began in September 1999 in the St. Louis market. In March 2000, all gaming operations were moved to the existing barge and the existing riverboat was sold. In accordance with SFAS No. 121, the riverboat and miscellaneous other fixed assets were written down by approximately $15 million to their net realizable value. In addition, we performed an evaluation of the carrying values of the remaining assets in St. Charles and determined a $110 million write-down of the asset values was necessary. The write-down was deemed appropriate after a review of the property's asset valuations relative to our near-term investment objectives. In December 2000, we sold the Missouri assets. The balance of the impairment loss in the year ended December 31, 1999 resulted primarily from our determination that we would sell a 40-acre parcel of land in Henderson, Nevada. Future development of the property would be limited to non-gaming purposes. The resulting write-down of the parcel was necessary to reflect the value of the land as a non-gaming site. This land was subsequently sold in the year ended December 31, 2000.

        Missouri/Nevada Investigations and Fines.    During the year ended December 31, 2000, we recorded $4.4 million in costs related to litigation and fines stemming from investigatory proceedings in Missouri and Nevada.

        Restructuring Charge.    During the year ended December 31, 2000, we recorded a restructuring charge of $1.2 million related to organizational changes to reduce costs and improve efficiency, which resulted primarily in employee severance payments. The Major Las Vegas Operations were restructured to divide management responsibility between the east side and west side of the Las Vegas valley. As a result, certain functions that were operated on an individual property basis have been consolidated.

        Interest Expense, net.    Interest costs incurred (expensed and capitalized) increased 10.9% to $110.0 million in the year ended December 31, 2001, as compared to $99.2 million in the year ended December 31, 2000. This increase is directly related to an increase of $242.0 million in total long-term debt from the prior year (excluding the interest rate swap mark-to-market adjustment), resulting from the addition of $400.0 million in 8 3/8% senior notes, which was offset by the elimination of $198.0 million in 10 1/8% senior subordinated notes. The increase in interest expense was tempered somewhat by a decrease in the average cost of debt to 8.80% for the year ended December 31, 2001, from 9.56% for the year ended December 31, 2000.

        Interest costs incurred (expensed and capitalized) increased 16.2% to $99.2 million in the year ended December 31, 2000, as compared to $85.4 million in the year ended December 31, 1999. This increase is due in part to an increase of $47.1 million in total long-term debt from the prior year. In addition, we issued $375.0 million of 9 7/8% senior subordinated notes in July 2000. The proceeds of the notes were used to repay amounts outstanding on the revolving credit facility and term loan which carried lower interest rates. The average cost of debt also increased to 9.56% for the year ended December 31, 2000, from 9.01% for the year ended December 31, 1999.

        Other Income/Expense.    During the year ended December 31, 1999, we wrote off $2.4 million of costs incurred related to the termination of the Flamingo Hilton Kansas City acquisition.

        In April 1999, we received a $15.0 million settlement payment from Crescent Real Estate Equities, Inc., which is included in the "Merger settlement, net of related legal costs" line on the accompanying Consolidated Statements of Operations.

        Extraordinary Item.    During the year ended December 31, 2001, we recorded an extraordinary charge of $8.3 million, net of applicable income tax benefit, related to the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem $198.0 million in principal amount of the 10 1/8% senior subordinated notes which were due in 2006.

        During the year ended December 31, 2000, we recorded an extraordinary charge of $0.4 million, net of applicable tax benefit, related to the termination of our term loan and $0.1 million, net of applicable tax benefit, related to the termination of our bridge loan.

        During the year ended December 31, 1999, we recorded an extraordinary charge of $10.4 million, net of applicable tax benefit, to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the 9 5/8% senior subordinated notes, which were repaid on January 4, 1999. In addition, we also recorded an extraordinary charge of $0.3 million, net of applicable tax benefit, related to the write-off of unamortized loan costs on our $75.0 million secured term loan facility.

Liquidity and Capital Resources

        During the year ended December 31, 2001, we generated cash flows from operating activities of $115.1 million. At December 31, 2001, we had total available borrowings of $234.8 million under the Revolving Facility, of which $108.1 million was outstanding. Total available borrowings will reduce each quarter beginning on December 31, 2002, in accordance with the terms of the Revolving Facility (see "Description of Certain Indebtedness and Capital Stock"). We also had $66.1 million in cash and cash equivalents.

        During the year ended December 31, 2001, total capital expenditures were $450.1 million, of which approximately (i) $175.5 million was related to the purchase and minor upgrades of Fiesta Rancho, (ii) $91.1 million was related to the purchase of Fiesta Henderson, upgrades of the property and to the rethemeing to a Fiesta-branded property, (iii) $43.8 million was associated with the expansion and remodeling at Santa Fe Station, (iv) $10.4 million was associated with remaining costs on the expansion project at Texas Station, (v) $14.5 million was associated with the conversion of the Texas Station slot floor to coinless devices, (vi) $23.9 million was for the land lease buyout at Sunset Station, (vii) $25.6 million was for the installation of a new slot system, (viii) $65.3 million was for maintenance capital expenditures and various other projects. In addition to the capital expenditures noted above, we also made $15.8 million in net equity contributions to Green Valley Ranch Station, $7.7 million in equity contributions to the Palms Casino Resort and purchased 3.5 million shares of our Common Stock for approximately $49.1 million.

        Our primary cash requirements during 2002 are expected to include (i) maintenance capital expenditures totaling approximately $20.0 million, (ii) approximately $5.0 million for the purchase of our 50 percent interest in SunOnline Ltd. (see "Future Development"), (iii) funding of the Green Valley Ranch Station completion guarantee and make-well agreement (see Description of Certain Indebtedness and Capital Stock), (iv) principal and interest payments on indebtedness, (v) strategic land purchases throughout the Las Vegas area and (vi) opportunistic repurchases of our Common Stock.

        We believe that cash flows from operations, borrowings under the Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during 2002. However, we are continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

Future Development

  United Auburn Indian Community

        In October 1999, we entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Subject to the receipt of certain governmental approvals, we intend to develop a gaming and entertainment facility with the UAIC on 49 acres, located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. In March 2002, the United States Department of the Interior published in the Federal Register a Notice of Final Agency Determination ("Determination") to take certain land into trust for the benefit of the UAIC of California. The publication commences a thirty-day period in which interested parties may seek judicial review of the Determination. However, there can be no assurances when or if the additional government approvals will be received. The scope and timing of this project have yet to be determined. As of December 31, 2001, we had $10.4 million invested in the development of this project. In the event the land is not placed into trust, this investment would be written off.

  SunOnline Ltd.

        In February 2002, we announced that we intend to purchase a 50 percent interest in SunOnline Ltd. ("SunOnline"), a wholly owned subsidiary of Sun International Hotels Limited ("Sun"). SunOnline will be the exclusive vehicle for both Sun and us to pursue the internet wagering business. In September 2001, SunOnline was awarded one of the first three online gaming licenses granted by the Isle of Man. In December 2001, SunOnline became the first Isle of Man licensee to commence operations when it launched its internet wagering site. This internet wagering site, operated under strict Isle of Man regulations, prohibits wagering from jurisdictions that do not permit internet wagering, including the United States. The purchase price is expected to be approximately $5.0 million. The transaction is subject to certain conditions, including Isle of Man regulatory approval, and is expected to close by the third quarter of 2002.

  Land Acquisition

        We have acquired several parcels of land in the Las Vegas valley as part of our development activities. Our decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to obtain appropriate licensing or be able to secure additional acceptable financing in order to proceed with any particular project. As of December 31, 2001, we had $98.9 million of land held for development that consists primarily of four sites that are owned or leased, which comprise 161 acres. In February 2002, we sold ten acres from one of our parcels. In addition, we have options to purchase a total of 66 acres adjacent to two of the sites. The Rhodes Ranch site consists of two parcels totaling 73 acres (we own 41 acres and have an option to purchase 32 acres), located at the intersection of Durango Road and the Southern Beltway/I-215 located in the southwest quadrant of Las Vegas. The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas. We are leasing (with an option to purchase) 34 acres of the site and have entered into an option to purchase the adjacent 34-acre parcel. In December 2000, we purchased a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and the Interstate 215 Western Beltway. In addition, we own a 27-acre gaming entitled parcel at the intersection of Boulder Highway and Nellis Boulevard.

        Our capital requirements in 2002 could also include amounts necessary to fund the proposed development of the project with the United Auburn Indian Community to the extent development of such project is commenced in 2002. In addition, we have in the past, and may in the future, make acquisitions and enter into joint ventures on an opportunistic basis. While we have not entered into any agreement with respect to any such future acquisition or joint venture other than as disclosed in this report, our capital requirements in 2002 may include amounts necessary to permit us to pursue such expansion activities.

Regulation and Taxes

        We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future. Changes in applicable laws or regulations could have a significant impact on our operations. Pursuant to legislation enacted in 1996, a federal commission conducted a two-year study of the gaming industry in the United States and reported its findings and recommendations to Congress. To date there have been no changes to existing laws or regulations as a result of this report.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. Proposals in recent years that have not been enacted included a federal gaming tax and increases in state or local taxes; however, we have no assurances that future proposals will not be enacted.

        We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on our operating results.

Description of Certain Indebtedness and Capital Stock

  Amended Bank Facility

        In February 2001, we reduced the commitments under our existing bank credit facility (the "Revolving Facility") from $380.8 million to $300.8 million, and then to $234.8 million in December 2001. The Borrowers are the material operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $0.2 million on December 31, 2002, by $30.6 million on March 31, 2003 and June 30, 2003 and by $173.3 million on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of December 31, 2001, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.75%. The maximum margin for Eurodollar Rate borrowings is 3.00%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of December 31, 2001, our fee for the unfunded portion of the Revolving Facility was 50 basis points.

        The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures.

        As of December 31, 2001, the Borrowers combined funded debt to Adjusted EBITDA ratio was 0.42 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended December 31, 2001 was 1.86 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the

Company. As of December 31, 2001, Palace Station's tangible net worth exceeded the requirement by approximately $10.8 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for us.

        In addition, the Revolving Facility has financial and other covenants relating to us, including a tangible net worth covenant. On October 26, 2001, we amended various covenants contained in the Revolving Facility, including a one-time waiver as of September 30, 2001, for the consolidated funded debt to Adjusted EBITDA ratio. The amendment also raised the maximum consolidated funded debt to Adjusted EBITDA ratio to no more than 6.00 to 1.00 on December 31, 2001 through June 30, 2002, which reduces to 5.75 to 1.00 on September 30, 2002 through December 31, 2002, to 5.25 to 1.00 on March 31, 2003 through June 30, 2003, and to 5.00 to 1.00 on September 30, 2003. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits us from holding excess cash and cash equivalents. As of December 31, 2001, our consolidated funded debt to Adjusted EBITDA ratio was 5.48 to 1.00. We have pledged the stock of all of our material subsidiaries.

  Senior Subordinated Notes

        We have $719.8 million, net of unamortized discount of $5.1 million, of senior subordinated notes outstanding as of December 31, 2001, $150.0 million of these notes bear interest, payable semi-annually, at a rate of 9 3/4% per year, $199.9 million of these notes bear interest, payable semi-annually, at a rate of 8 7/8% per year and $375.0 million of these notes bear interest, payable semi-annually, at a rate of 9 7/8% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants, which limit us and our subsidiaries' ability to incur additional debt and to pay dividends. At December 31, 2001, our Consolidated Coverage Ratio (as defined) was 2.15 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restricts our ability to pay dividends on our capital stock. On August 10, 2000, we completed a consent solicitation with the holders of the Notes to exclude the write-down of assets at Station Casino St. Charles in December 1999 from the definition of consolidated net income. On June 21, 2001, we completed a consent solicitation with the holders of the Notes for the 8 7/8% senior subordinated notes due 2008 and the 9 3/4% senior subordinated notes due 2007 to exclude extraordinary or nonrecurring gains or losses from the definition of consolidated net income. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

  Senior Notes

        In February 2001, we completed an offering of $300.0 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes bear interest at a rate equal to 8 3/8% per annum and were priced at par. The indentures governing the Senior Notes contain substantially the same covenants as our senior subordinated notes as well as a limitation on liens we may incur. The proceeds from the Senior Notes were used to repay amounts outstanding on the Revolving Facility and to redeem $100.0 million in principal amount of the 10 1/8% senior subordinated notes due in 2006. The redemption of the senior subordinated notes was completed on March 15, 2001. We recorded an extraordinary charge of approximately $4.2 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

        In May 2001, we completed an additional offering of $100.0 million of the Senior Notes. The proceeds from the additional offering of the Senior Notes were used to redeem the remaining $98 million principal amount of the 10 1/8% senior subordinated notes due 2006. The redemption of the senior subordinated notes was completed on June 13, 2001. We recorded an extraordinary charge of approximately $4.0 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

  Interest Rate Swaps

        During 2001, we entered into various interest rate swaps with members of our bank group to manage interest expense. The interest rate swaps have converted a portion of our fixed-rate debt to a floating rate. As of December 31, 2001, we had interest rate swap agreements with a total notional amount of $300.0 million in which we pay a floating rate (weighted average at December 31, 2001 of approximately 6.12%) and we receive a fixed rate (weighted average at December 31, 2001 of approximately 9.56%). The net effect of the interest rate swaps resulted in a reduction in interest expense of $4.9 million for the year ended December 31, 2001. The interest rate swaps terminate as follows: $150.0 million in 2007, $50.0 million in 2008, and $100.0 million in 2010.

        The above interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded an asset of $5.5 million, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

  Green Valley Ranch Station Financing

        During the third quarter of 2001, we completed financing for Green Valley Ranch Station. The financing was completed with a group of banks, and provides for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points. Also during the third quarter of 2001, we entered into an agreement to swap the majority of this floating rate to a fixed rate that will approximate 6.9% during the term of the loan. The loan requires initial equity contributions from each partner of $50.0 million and equity contributions for a completion guaranty, if necessary (if project costs exceed $300.0 million) and for a limited make-well of $44.0 million, if necessary (based on operating results of the project). Both the completion guaranty and make-well are joint and several obligations of each partner, with GCR Gaming's obligation collateralized. It is currently anticipated that the total cost of the project will exceed $300 million; however, the final cost has not been determined. The make-well agreement will terminate upon achieving a debt to EBITDA ratio of less than or equal to 3.00 to 1.00 and producing EBITDA before management fees of at least $42.0 million. In addition to the initial equity contributions and the bank financing, we have completed approximately $35.0 million of equipment financing.

  Common Stock

        On May 23, 2000, we announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for all fractional shares.

        We are authorized to issue up to 135,000,000 shares of our common stock, $0.01 par value per share (the "Common Stock"), 65,349,368 shares of which were issued and 7,987,882 shares were held in treasury as of December 31, 2001. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

  Preferred Stock

        We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.01 par value per share (the "Preferred Stock"). As of June 14, 1999, adjusted for the stock split, we redeemed all 2,070,000 shares of our $3.50 Convertible Preferred Stock in exchange for 10,112,448 shares of our Common Stock. The Board of Directors, without further action by the holders of Common Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of Preferred Stock. Except as described above, our Board of Directors, without further stockholder approval, may issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. The issuance of shares of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

  Treasury Stock

        On July 27, 2001, our Board of Directors authorized the repurchase of an additional 10 million shares of Common Stock. As a result, we are authorized to repurchase up to approximately 19.5 million shares of our Common Stock. In July 2000, we entered into an equity forward contract that allowed for shares of our Common Stock to be purchased by a financial institution and held on our behalf. In January 2001, we closed out the contract and purchased 3.2 million shares for approximately $46.0 million. As of December 31, 2001, we had acquired 8.0 million shares at a cost of $99.2 million, of which 1.0 million shares at a cost of $8.4 million were related to the sale of Southwest Gaming.

  Put Warrants

        In 2001, we sold put warrants on a total of 215,000 shares of our Common Stock and later in 2001, upon exercise of the put warrant, we purchased the shares for $2.6 million. During the quarter ended March 31, 2000, we sold put warrants on 2.2 million shares of our Common Stock. In April 2000, warrants on 1.1 million shares expired unexercised. In July 2000, the remaining warrants on 1.1 million shares were rolled into another put warrant for 1.1 million shares, which was terminated in August 2000.

  Rights Plan

        On October 6, 1997, we declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was paid on October 21, 1997. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share ("Preferred Shares") at a price of $40.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable until the earlier of 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Stock ("Acquiring Person") or 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Stock.

        The Rights will expire on October 21, 2007. Acquiring Persons do not have the same rights to receive Common Stock as other holders upon exercise of the Rights. Because of the nature of the Preferred Shares' dividend, liquidation and voting rights, the value of one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one Common Share. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, the proper provisions will be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter become void), will thereafter have the right to receive upon exercise that number of shares of Common Stock having a market value of two times the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of our consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon exercise thereof, that number of shares of Common Stock of the acquiring company, which at the time of such transaction will have a market value of two times the exercise price of the Right. Because of the characteristics of the Rights in connection with a person or group of affiliated or associated persons becoming an Acquiring Person, the Rights may have the effect of making an acquisition of the Company more difficult and may discourage such an acquisition.

Critical Accounting Policies

  Significant Accounting Policies and Estimates

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the determination of bad debt reserves, the estimated useful lives assigned to our assets, asset impairment, insurance reserves, purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed where appropriate in this discussion and analysis and in the notes to our consolidated financial statements.

  Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" in July 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. We believe that this SFAS will not have a significant impact on our results of operations or financial position.

        The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the adoption of SFAS No. 142. We will implement SFAS No. 142 on January 1, 2002 and test for impairment in accordance with the provisions of SFAS No. 142 within the first interim period of 2002 and at least annually thereafter. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in that first interim period. At December 31, 2001, we had unamortized goodwill that will be subject to the provisions of SFAS No. 142 in the amount of $184.4 million. Amortization expense related to this goodwill was $4.7 million for the year ended December 31, 2001. The impairment tests are currently in process and, upon completion of the tests, we anticipate taking an impairment charge related to Fiesta Rancho in the first quarter of 2002. Also, in connection with the purchase of Fiesta Rancho, we are amortizing over five years certain additional intangible assets that have a net book value at December 31, 2001 of $4.7 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under the Revolving Facility. Borrowings under the Revolving Facility bear interest, at our option, at a specified premium over the prime rate or at a specified premium over the one-, two-, three-, or six-month London Interbank Offered Rate ("LIBOR"). However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The Revolving Facility matures in September 2003.

        The following table provides information about our long-term debt at December 31, 2001 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands):

	Maturity Date	Face Amount	Carrying Value	Estimated Fair Value
Revolving Facility at a weighted average interest rate of approximately 5.4%	September 2003	$108,100	$108,100	$108,100
8 3/8% senior notes	February 2008	400,000	400,000	404,800
9 7/8% senior subordinated notes	July 2010	375,000	373,662	389,063
8 7/8% senior subordinated notes	December 2008	199,900	199,900	193,063
9 3/4% senior subordinated notes	April 2007	150,000	146,287	152,175
Other notes, interest ranging from 8.0% to 9.0%	Various to June 2007	3,682	3,682	3,682
Market value of interest rate swaps		—	5,459	5,459

Total		$1,236,682	$1,237,090	$1,256,342

        We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. This market risk is managed by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. Our derivative financial instruments consist exclusively of interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched with specific fixed-rate debt obligations.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates.

	As of December 31,
	2002	2003	2004	2005	2006	Thereafter	Total
	(in millions)
Long-term debt (including current portion):
Fixed-rate	$0.3	$3.0	$0.1	$0.1	$0.1	$1,119.9	$1,123.5
Average interest rate	8.65%	8.94%	8.50%	8.50%	8.50%	9.25%	9.25%
Variable-rate	—	$108.1	—	—	—	—	$108.1
Average interest rate	—	5.37%	—	—	—	—	5.37%
Interest rate swaps:
Notional amount	—	—	—	—	—	$300.0	$300.0
Average payable rate	—	—	—	—	—	6.12%	6.12%
Average receivable rate	—	—	—	—	—	9.56%	9.56%

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To the Board of Directors and Stockholders of Station Casinos, Inc.:

        We have audited the accompanying consolidated balance sheets of Station Casinos, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Station Casinos, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Las Vegas, Nevada
January 29, 2002

STATION CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$66,117	$255,984
Receivables, net	15,452	11,128
Income tax receivable	2,403	18,351
Inventories	4,454	3,975
Prepaid gaming tax	14,265	11,072
Prepaid expenses	6,080	5,276
Deferred income tax	4,262	7,248

Total current assets	113,033	313,034
Property and equipment, net	1,106,102	811,449
Goodwill and other intangibles, net	189,095	114,854
Land held for development	98,876	97,949
Investments in joint ventures	72,012	48,229
Other assets, net	77,004	54,913

Total assets	$1,656,122	$1,440,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$332	$5,684
Accounts payable	22,620	21,871
Accrued payroll and related	19,556	20,335
Construction contracts payable	9,575	5,476
Accrued interest payable	17,559	10,998
Accrued progressives	6,209	6,837
Accrued expenses and other current liabilities	32,955	53,541

Total current liabilities	108,806	124,742

Long-term debt, less current portion	1,236,758	983,941
Deferred income tax, net	40,453	31,336
Other long-term liabilities, net	21,201	11,522

Total liabilities	1,407,218	1,151,541

Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, par value $.01; authorized 135,000,000 shares; 65,349,368 and 63,919,530 shares issued	441	427
Treasury stock, 7,987,882 and 3,552,401 shares, at cost	(99,248)	(41,882)
Additional paid-in capital	300,254	288,794
Deferred compensation—restricted stock	(19,510)	(6,050)
Retained earnings	66,967	47,598

Total stockholders' equity	248,904	288,887

Total liabilities and stockholders' equity	$1,656,122	$1,440,428

The accompanying notes are an integral part of these consolidated statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the years ended December 31,
	2001	2000	1999
Operating revenues:
Casino	$659,276	$807,880	$764,089
Food and beverage	139,983	137,198	141,116
Room	47,558	46,260	42,870
Other	63,980	67,999	62,286
Earnings of Green Valley Ranch Station joint venture	1,380	—	—

Gross revenues	912,177	1,059,337	1,010,361
Promotional allowances	(72,816)	(67,659)	(67,892)

Net revenues	839,361	991,678	942,469

Operating costs and expenses:
Casino	287,637	372,826	356,365
Food and beverage	85,719	83,879	88,898
Room	19,289	16,416	15,860
Other	35,620	37,077	30,616
Selling, general and administrative	165,977	180,659	190,753
Corporate expense	25,952	26,974	23,007
Depreciation and amortization	69,576	63,346	70,664
Preopening expenses	6,413	3,858	—
Gain on sale of properties	(1,662)	(41,731)	—
Impairment loss	4,001	—	137,435
Missouri/Nevada investigations and fines	—	4,388	—
Restructuring charge	—	1,174	—

	698,522	748,866	913,598

Operating income	140,839	242,812	28,871

Other income (expense):
Interest expense, net	(97,142)	(94,098)	(84,618)
Interest expense from joint ventures	(199)	—	—
Merger settlement, net of related legal costs	—	—	12,824
Other	(303)	(565)	(4,300)

	(97,644)	(94,663)	(76,094)

Income (loss) before income taxes and extraordinary item	43,195	148,149	(47,223)
Income tax (provision) benefit	(15,550)	(54,098)	14,929

Income (loss) before extraordinary item	27,645	94,051	(32,294)
Extraordinary item—loss on early retirement of debt, net of applicable income tax benefit	(8,276)	(546)	(10,653)

Net income (loss)	19,369	93,505	(42,947)
Preferred stock dividends	—	—	(1,811)

Net income (loss) applicable to common stock	$19,369	$93,505	$(44,758)

Basic and diluted earnings (loss) per common share:
Earnings (loss) applicable to common stock, before extraordinary item:
Basic	$0.48	$1.55	$(0.58)
Diluted	$0.46	$1.49	$(0.58)
Earnings (loss) applicable to common stock:
Basic	$0.34	$1.55	$(0.76)
Diluted	$0.32	$1.48	$(0.76)
Weighted average common shares outstanding:
Basic	57,693	60,519	58,692
Diluted	60,037	63,116	58,692

The accompanying notes are an integral part of these consolidated statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands)

	Preferred stock	Common stock	Treasury stock	Additional paid-in capital	Deferred compensation- restricted stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total stockholders' equity
Balances, December 31, 1998	$103,500	$353	$(2,006)	$168,867	$(159)	$(1,149)	$—	$269,406
Exercise of stock options	—	1	—	827	—	—	—	828
Issuance of restricted stock	—	3	—	7,510	(7,513)	—	—	—
Amortization of deferred compensation.	—	—	—	—	240	—	—	240
Preferred stock dividends	—	—	—	—	—	(1,811)	—	(1,811)
Preferred stock conversion	(103,500)	67	—	103,746	—	—	—	313
Purchase of treasury stock, at cost (848 shares)	—	—	(9,856)	—	—	—	—	(9,856)
Other	—	—	—	1,344	—	—	—	1,344
Asset held for sale market valuation adjustment	—	—	—	—	—	—	(716)	(716)
Net loss	—	—	—	—	—	(42,947)	—	(42,947)

Balances, December 31, 1999	—	424	(11,862)	282,294	(7,432)	(45,907)	(716)	216,801
Exercise of stock options	—	3	—	3,146	—	—	—	3,149
Cancellation of restricted stock	—	—	—	(631)	631	—	—	—
Amortization of deferred compensation	—	—	—	—	751	—	—	751
Purchase of treasury stock, at cost (2,384 shares)	—	—	(30,020)	—	—	—	—	(30,020)
Sale of put warrants	—	—	—	2,085	—	—	—	2,085
Other	—	—	—	1,900	—	—	—	1,900
Asset held for sale market valuation adjustment	—	—	—	—	—	—	716	716
Net income	—	—	—	—	—	93,505	—	93,505

Balances, December 31, 2000	—	427	(41,882)	288,794	(6,050)	47,598	—	288,887
Exercise of stock options	—	1	—	1,431	—	—	—	1,432
Issuance of restricted stock	—	13	—	15,116	(15,129)	—	—	—
Cancellation of restricted stock	—	—	—	(189)	189	—	—	—
Amortization of deferred compensation	—	—	—	—	1,480	—	—	1,480
Purchase of treasury stock, at cost (3,470 shares)	—	—	(49,145)	—	—	—	—	(49,145)
Sale of Southwest Gaming	—	—	(8,440)	—	—	—	—	(8,440)
Other	—	—	219	(4,898)	—	—	—	(4,679)
Net income	—	—	—	—	—	19,369	—	19,369

Balances, December 31, 2001	$—	$441	$(99,248)	$300,254	$(19,510)	$66,967	$—	$248,904

The accompanying notes are an integral part of these consolidated statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$19,369	$93,505	$(42,947)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,576	63,346	70,664
Amortization of debt discount and issuance costs	6,376	2,979	2,659
Loss on early retirement of debt	12,732	840	16,389
Impairment loss	4,001	—	137,435
Gain on sale of properties	(1,662)	(41,731)	—
Changes in assets and liabilities:
Decrease (increase) in receivables, net	10,944	(19,613)	6,026
(Increase) decrease in inventories and prepaid expenses	(3,666)	432	(3,113)
Increase (decrease) in deferred income tax	12,103	56,430	(32,733)
Increase (decrease) in accounts payable	898	9,873	(6,893)
(Decrease) increase in accrued expenses and other current liabilities.	(15,274)	(321)	25,170
Other, net	(252)	(2,044)	401

Total adjustments	95,776	70,191	216,005

Net cash provided by operating activities	115,145	163,696	173,058

Cash flows from investing activities:
Capital expenditures	(449,888)	(358,763)	(76,344)
Proceeds from sale of land, property and equipment	12,900	511,576	5,025
Purchase of land held for development	(15,094)	(79,596)	(1,947)
Investments in joint ventures	(23,228)	(58,837)	(2,643)
Assets held for sale	—	—	(37,468)
Increase (decrease) in construction contracts payable	4,099	4,726	(9,649)
Other, net	(11,896)	(11,810)	(8,627)

Net cash (used in) provided by investing activities	(483,107)	7,296	(131,653)

Cash flows from financing activities:
Borrowings (payments) under bank facility, net	44,100	(313,300)	(1,700)
Principal payments on notes payable	(5,690)	(13,695)	(16,004)
Proceeds from the issuance of senior notes/senior subordinated notes	400,000	373,522	—
Redemption of senior subordinated notes	(206,247)	—	(201,670)
Purchase of treasury stock	(49,145)	(30,020)	(9,856)
Debt issuance costs	(8,110)	(11,721)	(925)
Dividends paid on preferred stock	—	—	(1,811)
Exercise of stock options	1,432	3,149	828
Other, net	1,755	3,985	1,382

Net cash provided by (used in) financing activities	178,095	11,920	(229,756)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(189,867)	182,912	(188,351)
Balance, beginning of year	255,984	73,072	261,423

Balance, end of year	$66,117	$255,984	$73,072

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$92,924	$93,582	$85,176
Cash (received) paid for income taxes, net	$(17,288)	$16,550	$15,202
Equipment purchases financed by debt	$200	$—	$35
Sale of Southwest Gaming	$8,440	$—	$—
Preferred stock converted to common stock and additional paid-in capital	$—	$—	$100,131
Market valuation adjustment for asset held for sale	$—	$—	$716

The accompanying notes are an integral part of these consolidated statements.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Basis of Presentation

  Basis of Presentation and Organization

        Station Casinos, Inc. (the "Company"), a Nevada Corporation, is a gaming company that currently owns and operates eight major hotel/casino properties and two smaller casino properties in the Las Vegas metropolitan area. Until September 30, 2001, the Company also owned and provided slot route management services in southern Nevada. On October 2, 2000, the Company consummated the purchase of substantially all of the assets of the Santa Fe Hotel & Casino for an aggregate purchase price of $205 million and renamed the property Santa Fe Station. Until December 20, 2000, the Company owned and operated St. Charles Riverfront Station, Inc. ("Station Casino St. Charles") located in St. Charles, Missouri and Kansas City Station Corporation ("Station Casino Kansas City") located in Kansas City, Missouri. On December 20, 2000, the Company consummated the sale of substantially all of the assets of Station Casino St. Charles and Station Casino Kansas City (collectively the "Missouri Properties") to Ameristar Casinos, Inc. for an aggregate purchase price of approximately $488 million and recorded a gain of $41.7 million.

        On January 4, 2001, the Company consummated the purchase of substantially all of the assets of the Fiesta Casino Hotel for a purchase price of $170 million and renamed the property Fiesta Rancho in December 2001. On January 30, 2001, the Company consummated the purchase of substantially all of the assets of The Reserve Hotel & Casino for an aggregate purchase price of $71.8 million and renamed the property the Fiesta Henderson Casino Hotel in December 2001. In addition, the Company opened Green Valley Ranch Station Casino, a 50% joint venture, on December 18, 2001.

        On September 30, 2001, the Company completed a stock-for-stock exchange whereby the Company transferred its stock in Southwest Gaming Services, Inc. to Blake Sartini, its former executive vice-president and chief operating officer, in exchange for Station Casinos' common stock valued at approximately $8.4 million. The Company recorded a gain of $1.7 million during the year ended December 31, 2001 as a result of this transaction.

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), Texas Station, LLC ("Texas Station"), Sunset Station, Inc. ("Sunset Station"), Santa Fe Station, Inc. ("Santa Fe Station"), Fiesta Station, Inc. ("Fiesta Rancho"), Lake Mead Station, Inc. ("Fiesta Henderson"), Southwest Gaming Services, Inc., and Wild Wild West Gambling Hall & Hotel ("Wild Wild West"). The Company also owns a 50% interest in Barley's Casino & Brewing Company ("Barley's") and Green Valley Ranch Gaming, LLC ("Green Valley Ranch Station"). All significant intercompany accounts and transactions have been eliminated.

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

  Capitalization of Interest

        The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's weighted average cost of borrowed money. Interest capitalized was approximately $10.9 million, $3.8 million and $0.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  Goodwill and Other Intangibles

        In connection with the acquisition of Santa Fe Station, the excess of the purchase price over the fair market value of the net assets acquired was $113.3 million and is currently being amortized over 40 years. In connection with the acquisition of Fiesta Rancho, the excess of the purchase price over the fair market value of the net assets acquired was $78.9 million, of which $73.9 million is currently being amortized over 40 years and the remaining $5.0 million for other intangibles is being amortized over five years. Effective January 1, 2002, Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", will change the accounting for goodwill from an amortization method to an impairment-only approach. See "Recently Issued Accounting Standards" in this Note 1.

  Debt Issuance Costs

        Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related debt agreements.

  Preopening Expenses

        Preopening expenses have been expensed as incurred. The construction phase typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. During the year ended December 31, 2001, the Company incurred preopening expenses of $6.4 million, which included costs incurred prior to the acquisitions of Fiesta Rancho and Fiesta Henderson and costs incurred prior to the opening of Green Valley Ranch Station. During the year ended December 31, 2000, the Company incurred preopening expenses of $3.9 million, which included costs incurred prior to the acquisitions of Santa Fe Station, Fiesta Rancho and Fiesta Henderson, the expansion project at Texas

Station and costs incurred prior to the opening of Green Valley Ranch Station. During the year ended December 31, 1999, the Company had no preopening expenses.

  Interest Rate Swaps

        The Company, from time to time, uses interest rate swaps and similar financial instruments to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument.

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

	For the years ended December 31,
	2000	2001	1999
Food and beverage	$59,398	$51,545	$51,916
Room	3,482	3,126	2,527
Other	2,634	3,242	3,106

Total	$65,514	$57,913	$57,549

  Earnings (Loss) Applicable to Common Stock

        In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", basic EPS is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options and convertible preferred stock.

        The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands):

	For the years ended December 31,
	2001	2000
Weighted average common shares outstanding (used in calculation of basic earnings per share)	57,693	60,519
Potential dilution from the assumed exercise of stock options	2,344	2,597

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	60,037	63,116

        The assumed exercise of stock options for the year ended December 31, 1999 was anti-dilutive and, therefore, not included in the calculation above.

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

        The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon the adoption of SFAS No. 142. The Company will implement SFAS No. 142 on January 1, 2002 and test for impairment in accordance with the provisions of SFAS No. 142 within the first interim period of 2002 and at least annually thereafter. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in that first interim period. At December 31, 2001, the Company had unamortized goodwill that will be subject to the provisions of SFAS No. 142 in the amount of $184.4 million. Amortization expense related to this goodwill was $4.7 million for the year ended December 31, 2001. The impairment tests are currently in process and, upon completion of the tests, the Company anticipates taking an impairment charge related to Fiesta Rancho in the first quarter of 2002. Also, in connection with the purchase of Fiesta Rancho, the Company is amortizing over five years certain additional intangible assets that have a net book value at December 31, 2001 of $4.7 million.

  Reclassifications

        Certain amounts in the December 31, 2000 and 1999 consolidated financial statements have been reclassified to conform to the December 31, 2001 presentation. These reclassifications had no effect on the previously reported net income (loss).

2. Receivables

        Components of receivables are as follows (amounts in thousands):

	December 31,
	2001	2000
Casino	$7,705	$7,376
Hotel	2,470	2,546
Other	9,426	4,144

	19,601	14,066
Allowance for doubtful accounts	(4,149)	(2,938)

Receivables, net	$15,452	$11,128

3. Property and Equipment

        Property and equipment consists of the following (amounts in thousands):

		December 31,
	Estimated Life (years)
		2001	2000
Land	—	$112,383	$57,956
Land leases	8-51	4,995	4,995
Buildings and improvements	10-45	857,823	675,696
Furniture, fixtures and equipment	3-7	352,598	258,058
Construction in progress	—	29,479	19,022

		1,357,278	1,015,727
Accumulated depreciation and amortization		(251,176)	(204,278)

Property and equipment, net		$1,106,102	$811,449

        At December 31, 2001 and 2000, substantially all property and equipment of the Company is pledged as collateral for long-term debt.

4. Land Held for Development

        The Company has acquired several parcels of land in the Las Vegas valley as part of its development activities. The Company's decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that the Company will be able to obtain appropriate licensing or be able to secure additional, acceptable financing in order to proceed with any particular project. As of December 31, 2001, the Company had $98.9 million of land held for development. Land held for development consists primarily of four sites that are owned or leased, which comprise 161 acres. In addition, the Company has options to purchase a total of 66 acres adjacent to two of the sites.

  Asset Impairment

        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an impairment loss of $4.0 million and $137.4 million in the years ended December 31, 2001 and 1999, respectively, to adjust the carrying value of its fixed assets and land held for development to their estimated fair value. In the year ended December 31, 2001, the Company recorded a $4.0 million impairment loss after evaluating all options with respect to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas, as the Company does not intend to develop a casino on this site.

        In the year ended December 31, 1999, approximately $125.2 million of the impairment loss was related to Station Casino St. Charles. In the fourth quarter of 1999, the Company made a decision to reconfigure the existing Station Casino St. Charles facility to a more efficient layout in response to the new open boarding rules promulgated by the Missouri Gaming Commission that began in September 1999 in the St. Louis market. In March 2000, all gaming operations were moved to the existing barge and the existing riverboat was sold. In accordance with SFAS No. 121, the riverboat and miscellaneous other fixed assets were written down by approximately $15 million to their net realizable value. In addition, the Company performed an evaluation of the carrying values of the remaining assets in St. Charles and determined a $110 million write-down of the asset values was necessary. The write-down was deemed appropriate after a review of the property's asset valuations relative to the Company's near-term investment objectives. In December 2000, the Company sold its Missouri assets. The balance of the impairment loss in the year ended December 31, 1999 resulted primarily from the Company's determination that it would sell a 40-acre parcel of land in Henderson, Nevada. Future development of the property was limited to non-gaming purposes. The resulting write-down of the parcel was necessary to reflect the value of the land as a non-gaming site. This land was subsequently sold in the year ended December 31, 2000.

5. Investments in Joint Ventures

        The Company has investments in two 50% owned joint ventures, Green Valley Ranch Station Casino and Barley's Casino and Brewing Company that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of the joint ventures. The investment balance also includes interest capitalized during the construction period, which is amortized against the earnings of the joint venture. In addition, the Company has a 6.7% investment in a joint venture that operates the Palms Casino Resort in Las Vegas, Nevada, and therefore, is accounted for under the cost method. Under the cost method, earnings will be recognized only to the extent that cash is distributed from the joint venture. Investments in joint ventures consist of the following (amounts in thousands):

	December 31,
	2001	2000
Green Valley Ranch Station Casino (50.0%)	$52,596	$36,057
Barley's Casino and Brewing Company (50.0%)	2,608	3,019
Palms Casino Resort (6.7%)	16,808	9,153

Investments in joint ventures	$72,012	$48,229

6. Long-term Debt

        Long-term debt consists of the following (amounts in thousands):

	December 31,
	2001	2000
Amended and restated reducing revolving credit facility, $234.8 million limit at December 31, 2001, due September 30, 2003, interest at a margin above the bank's prime rate or the Eurodollar Rate (5.4% at December 31, 2001)	$108,100	$64,000
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008	400,000	—
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, net of unamortized discount of $1.3 million at December 31, 2001	373,662	373,566
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	199,900	199,900
9 3/4% senior subordinated notes, interest payable semi-annually, principal due April 15, 2007, net of unamortized discount of $3.7 million at December 31, 2001	146,287	145,782
10 1/8% senior subordinated notes	—	197,205
Other long-term debt, collateralized by various assets including equipment and land, monthly installments including interest ranging from 8.0% to 9.0% at December 31, 2001	3,682	9,172

Total long-term debt	1,231,631	989,625
Current portion of long-term debt	(332)	(5,684)
Market value of interest rate swaps	5,459	—

Total long-term debt, net	$1,236,758	$983,941

        In February 2001, the Company reduced the commitments under its existing bank credit facility (the "Revolving Facility") from $380.8 million to $300.8 million, and then to $234.8 million in December 2001. The Borrowers are the material operating subsidiaries and the Revolving Facility is secured by substantially all of the Company's assets. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $0.2 million on December 31, 2002, by $30.6 million on March 31, 2003 and June 30, 2003 and by $173.3 million on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of December 31, 2001, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.75%. The maximum margin for Eurodollar Rate borrowings is 3.00%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of December 31, 2001, the fee for the unfunded portion of the Revolving Facility was 50 basis points.

        The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter, a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter, limitations on indebtedness, limitations on asset dispositions, limitations on investments, limitations on prepayments of indebtedness and rent and limitations on capital expenditures.

        As of December 31, 2001, the Borrowers combined funded debt to Adjusted EBITDA ratio was 0.42 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended December 31, 2001 was 1.86 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of December 31, 2001, Palace Station's tangible net worth exceeded the requirement by approximately $10.8 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

        In addition, the Revolving Facility has financial and other covenants relating to the Company, including a tangible net worth covenant. On October 26, 2001, the Company amended various covenants contained in the Revolving Facility, including a one-time waiver as of September 30, 2001, for the consolidated funded debt to Adjusted EBITDA ratio. The amendment also raised the maximum consolidated funded debt to Adjusted EBITDA ratio to no more than 6.00 to 1.00 on December 31, 2001 through June 30, 2002, which reduces to 5.75 to 1.00 on September 30, 2002 through December 31, 2002, to 5.25 to 1.00 on March 31, 2003 through June 30, 2003, and to 5.00 to 1.00 on September 30, 2003. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of December 31, 2001, the Company's consolidated funded debt to Adjusted EBITDA ratio was 5.48 to 1.00. The Company has pledged the stock of all of its material subsidiaries.

        In February 2001, the Company completed an offering of $300.0 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes bear interest at a rate equal to 8 3/8% per annum and were priced at par. The indentures governing the Senior Notes contain substantially the same covenants as the Company's senior subordinated notes as well as a limitation on liens the Company can incur. The proceeds from the Senior Notes were used to repay amounts outstanding on the Revolving Facility and to redeem $100.0 million in principal amount of the 10 1/8% senior subordinated notes due 2006. The redemption of the senior subordinated notes was completed on March 15, 2001. The Company recorded an extraordinary charge of approximately $4.2 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

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

        In July 2000, the Company completed an offering of $375.0 million of senior subordinated notes due in July 2010 that have equal priority with the Company's other senior subordinated notes. The $375.0 million senior subordinated notes bear interest payable semi-annually at a rate of 9 7/8%. The discount on the $375.0 million senior subordinated notes was recorded as a reduction to long-term debt. Proceeds from the sale of the $375.0 million senior subordinated notes were used to repay all amounts outstanding on the Company's $200 million term loan and the term loan was terminated. The remaining proceeds were used to reduce amounts outstanding under our Revolving Facility. The Company recorded an extraordinary charge of $0.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized loan costs related to the termination of the term loan.

        In December 1998, the Company completed an offering of $199.9 million of senior subordinated notes due in December 2008 that have equal priority with the Company's other senior subordinated notes. The $199.9 million senior subordinated notes bear interest payable semi-annually, at a rate of 8 7/8% per year (the "8 7/8% Notes"). At December 31, 1998, the Company had deposited the net proceeds from the sale of the 8 7/8% Notes and a portion of the funds borrowed under the Revolving Facility in a separate trust account with the trustee under the indenture relating to the 9 5/8% senior subordinated notes (the "9 5/8% Notes") to redeem and to pay accrued interest and redemption premiums related to the 9 5/8% Notes on the redemption date. The redemption occurred on January 4, 1999. The Company recorded an extraordinary charge of $10.4 million (net of applicable tax benefit) to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the 9 5/8% Notes.

        The indentures governing the Company's senior subordinated notes (the "Notes") and senior notes (the "Indentures") contain certain customary financial and other covenants, which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At December 31, 2001, the Company's Consolidated Coverage Ratio (as defined in the Indentures) was 2.15 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits the Company's ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restricts the Company's ability to pay dividends on its capital stock. On August 10, 2000, the Company completed a consent solicitation with the holders of the Notes to exclude the write-down of assets at Station Casino St. Charles in December 1999 from the definition of consolidated net income. On June 21, 2001, the Company completed a consent solicitation with the holders of the Notes for the 8 7/8% senior subordinated notes due 2008 and the 9 3/4% senior subordinated notes due 2007 to exclude extraordinary or nonrecurring gains or losses from the definition of consolidated net income. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

        During 2001, the Company entered into various interest rate swaps with members of its bank group to manage interest expense. The interest rate swaps have converted a portion of the Company's fixed-rate debt to a floating rate. As of December 31, 2001, the Company has interest rate swap agreements with a total notional amount of $300.0 million in which it pays a floating rate (weighted average at December 31, 2001 of approximately 6.12%) and receives a fixed rate (weighted average at December 31, 2001 of approximately 9.56%). The net effect of the interest rate swaps resulted in a reduction in interest expense of $4.9 million for the year ended December 31, 2001. The interest rate swaps terminate as follows: $150.0 million in 2007, $50.0 million in 2008, and $100.0 million in 2010.

        The above interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company's balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded an asset of $5.5 million, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

        The estimated fair value of the Company's long-term debt at December 31, 2001 was approximately $1.25 billion, compared to its book value of approximately $1.23 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, 2001, for the Company's debt securities that are publicly traded. For the Revolving Facility, the fair value approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

        Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years ending December 31,
2002	$332
2003	111,118
2004	121
2005	126
2006	67
Thereafter	1,119,867

Total	$1,231,631

7. Commitments and Contingencies

  Boulder Station Lease

        The Company entered into a ground lease for 27 acres of land on which Boulder Station is located. The Company leases this land from KB Enterprises, a company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the "Related Lessor"), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of the Company and Lorenzo J. Fertitta, President of the Company. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $135,525 through June 2003. In July 2003, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. In July 2008, and every ten years thereafter, the rent will be adjusted by a cost of living factor. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals with the next option in June 2003, to purchase the land at fair market value. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Revolving Facility.

  Texas Station Lease

        The Company entered into a ground lease for 47 acres of land on which Texas Station is located. The Company leases this land from Texas Gambling Hall & Hotel, Inc. a company owned by the Related

Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $287,500 through June 2005. In July 2005, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2010, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals with the next option in May 2005, to purchase the land at fair market value. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Revolving Facility.

  Sunset Station Lease

        In June 1994, the Company entered into a lease agreement for approximately 48 acres of land on which Sunset Station is located. In June 2001, the Company exercised its option to purchase this land for $23.9 million. The purchase price was funded with borrowings from the Company's Revolving Facility.

  Operating Leases

        The Company leases several parcels of land, buildings and equipment used in its operations. Leases on various parcels ranging from 13 acres to 47 acres have terms expiring between August 2009 and March 2099. Future minimum lease payments required under these operating leases and other noncancelable operating leases are as follows (amounts in thousands):

Years ending December 31,
2002	$12,720
2003	13,385
2004	13,358
2005	11,996
2006	11,784
Thereafter	633,546

Total	$696,789

        Rent expense totaled approximately $11.8 million, $10.9 million and $14.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  Green Valley Ranch Station

        Green Valley Ranch Station, located at the intersection of Interstate 215 Southern Beltway and Green Valley Parkway in Henderson, Nevada, opened on December 18, 2001. The Company jointly developed the project on 40 acres of a 170-acre multi-use commercial development with GCR Gaming, which is principally owned by members of the Greenspun family. The Company is the managing partner of Green Valley Ranch Station and receives a management fee for its services of two percent of the property's revenues and approximately five percent of EBITDA.

        During the third quarter of 2001, the Company completed financing for Green Valley Ranch Station. The financing was completed with a group of banks, and provides for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points. Also during the third quarter of 2001, the

Company entered into an agreement to swap the majority of this floating rate to a fixed rate that will approximate 6.9% during the term of the loan. The loan requires initial equity contributions from each partner of $50.0 million and equity contributions for a completion guaranty, if necessary (if project costs exceed $300.0 million) and for a limited make-well of $44.0 million, if necessary (based on operating results of the project). Both the completion guaranty and make-well are joint and several obligations of each partner, with GCR Gaming's obligation collateralized. It is currently anticipated that the total cost of the project will exceed $300 million; however, the final cost has not been determined. The make-well agreement will terminate upon achieving a debt to EBITDA ratio of less than or equal to 3.00 to 1.00 and producing EBITDA before management fees of at least $42.0 million. In addition to the initial equity contributions and the bank financing, the Company has completed approximately $35.0 million of equipment financing.

  United Auburn Indian Community

        In October 1999, the Company entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Subject to the receipt of certain governmental approvals, the Company and the UAIC intend to develop a gaming and entertainment facility on 49 acres, located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. In March 2002, the United States Department of the Interior published in the Federal Register a Notice of Final Agency Determination ("Determination") to take certain land into trust for the benefit of the UAIC of California. The publication commences a thirty-day period in which interested parties may seek judicial review of the Determination. However, there can be no assurances when or if the additional government approvals will be received. The scope and timing of this project have yet to be determined. As of December 31, 2001, the Company had $10.4 million invested in the development of this project. In the event the land is not placed into trust, this investment would be written off.

8. Stockholders' Equity

  Common Stock

        On May 23, 2000, the Company announced a 3-for-2 stock split. The record date for the stock split was June 30, 2000 and the distribution date was July 17, 2000. Cash was paid for all fractional shares. All share data has been adjusted retroactively in the accompanying consolidated financial statements for the 3-for-2 stock split.

        The Company is authorized to issue up to 135,000,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), 65,349,368 shares of which were issued and 7,987,882 shares were held in treasury as of December 31, 2001. Each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

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

  Treasury Stock

        On July 27, 2001, the Board of Directors authorized the repurchase of an additional 10 million shares of Common Stock. As a result, the Company is authorized to repurchase up to approximately 19.5 million shares of its Common Stock. In July 2000, the Company entered into an equity forward contract that allowed for shares of the Company's Common Stock to be purchased by a financial institution and held on the Company's behalf. In January 2001, the Company closed out the contract and purchased 3.2 million shares for approximately $46.0 million. As of December 31, 2001, the Company had acquired 8.0 million shares at a cost of $99.2 million, of which approximately 1.0 million shares at a cost of $8.4 million were related to the sale of Southwest Gaming.

  Put Warrants

        In 2001, the Company sold put warrants on a total of 215,000 shares of its Common Stock and later in 2001, upon exercise of the put warrant, purchased the shares for $2.6 million. During the quarter ended March 31, 2000, the Company sold put warrants on 2.2 million shares of its Common Stock. In April 2000, warrants on 1.1 million shares expired unexercised. In July 2000, the remaining warrants on 1.1 million shares were rolled into another put warrant for 1.1 million shares, which was terminated in August 2000.

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

9. Benefit Plans

  Stock Compensation Programs

        The Company has adopted a Stock Compensation Program which includes (i) an Incentive Stock Option Plan for the grant of incentive stock options, (ii) a Compensatory Stock Option Plan providing for the grant of nonqualified stock options, (iii) a Restricted Shares Plan providing for the grant of restricted shares of common stock and (iv) a Nonemployee Director Stock Option Plan, providing for the grant of nonqualified stock options. The Company has also adopted the 1999 Stock Compensation Program (combined with the Stock Compensation Program "the Programs"), which includes (i) the 1999 Compensatory Stock Option Plan providing for the grant of nonqualified stock options to employees who are not officers or directors of the Company and (ii) the 1999 Share Plan which grants shares of common stock to employees based on their length of service with the Company. Officers, key employees, directors (whether employee or nonemployee) and independent contractors or consultants of the Company and its subsidiaries are eligible to participate in the programs. However, only employees of the Company and its subsidiaries are eligible to receive incentive stock options.

        A maximum of 17,710,500 shares of common stock has been reserved for issuance under the Programs. Options are granted at the current market price at the date of grant. The plan provides for a variety of vesting schedules, including immediate, twenty percent per year for five years, ten percent per year for ten years, and a cliff vest at the vesting date, to be determined at the time of grant. All options expire ten years from the date of grant.

        The Programs will terminate ten years from the date of adoption, unless terminated earlier by the Board of Directors, and no options or restricted shares may be granted under the Programs after such date. Summarized information for the Programs is as follows:

	For the years ended December 31,
	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of the year	10,765,592	$9.91	9,908,493	$9.01	9,004,995	$8.29
Granted	4,298,000	$11.02	1,820,250	$13.93	1,126,149	$14.37
Exercised	(132,638)	$6.10	(277,884)	$6.18	(107,224)	$7.72
Canceled	(293,171)	$12.64	(685,267)	$8.93	(115,427)	$5.75

Outstanding at end of the year	14,637,783	$10.22	10,765,592	$9.91	9,908,493	$9.01

Exercisable at end of year	7,655,597	$9.64	6,479,932	$9.82	5,652,665	$10.09

Options available for grant	510,811		5,808,296		6,914,195

        The following table summarizes information about the options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$ 3.29—$ 3.58	86,250	6.7	$3.57	35,250	$3.55
$ 5.00—$ 6.58	2,888,436	6.2	$5.12	1,876,748	$5.11
$ 7.69—$11.38	5,840,930	6.5	$9.05	3,360,930	$9.41
$11.54—$16.81	5,822,167	6.5	$14.03	2,382,669	$13.64

	14,637,783	6.5	$10.22	7,655,597	$9.64

        Restricted stock grants of 1,297,800, 6,000 and 495,000 shares were issued during the years ended December 31, 2001, 2000 and 1999, respectively. The effect of these grants is to increase the issued and outstanding shares of the Company's common stock and decrease the number of shares available for grant in the plan. Deferred compensation is recorded for the restricted stock grants equal to the market value of the Company's common stock on the date of grant. The deferred compensation is amortized over the period the restricted stock vests and is recorded as compensation expense in the accompanying consolidated statements of operations.

        The Company applies APB Opinion No. 25 and related interpretations in accounting for the Programs. Accordingly, compensation expense recognized was different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation expense for the plans been determined in accordance with SFAS No. 123, the effect on the Company's net income (loss) applicable to common stock and basic and diluted earnings (loss) per common share would have been as follows (amounts in thousands, except per share data):

	For the years ended December 31,
	2001	2000	1999
Net income (loss) applicable to common stock:
As reported	$19,369	$93,505	$(44,758)
Proforma	$14,150	$89,949	$(48,526)
Basic earnings (loss) per common share:
As reported	$0.34	$1.55	$(0.76)
Proforma	$0.25	$1.49	$(0.83)
Diluted earnings (loss) per common share:
As reported	$0.32	$1.48	$(0.76)
Proforma	$0.24	$1.43	$(0.83)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	For the years ended December 31,
	2001	2000	1999
Expected dividend yield	—	—	—
Expected stock price volatility	52.00%	52.00%	50.00%
Risk-free interest rate	4.03%	6.12%	5.90%
Expected average life of options (years)	3.83	4.36	3.91
Expected fair value of options granted	$4.73	$6.68	$6.31

        Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

  401(k) Plan

        The Company has a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50 percent of the first four percent of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contribution was approximately $1.7 million, $2.2 million and $2.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

11. Income Taxes

        The Company files a consolidated federal income tax return. The benefit (provision) for income taxes for financial reporting purposes consists of the following (amounts in thousands):

	For the years ended December 31,
	2001	2000	1999
Income tax benefit (provision) from continuing operations	$(15,550)	$(54,098)	$14,929
Tax benefit from extraordinary loss on early retirement of debt	4,456	294	5,736

Total income taxes.	$(11,094)	$(53,804)	$20,665

        The benefit (provision) for income taxes attributable to the net income (loss) consists of the following (amounts in thousands):

	For the years ended December 31,
	2001	2000	1999
Current	$108	$(22,266)	$(14,960)
Deferred	(11,202)	(31,538)	35,625

Total income taxes	$(11,094)	$(53,804)	$20,665

        The income tax benefit (provision) differs from that computed at the federal statutory corporate tax rate as follows:

	For the years ended December 31,
	2001	2000	1999
Federal statutory rate	35.0%	35.0%	35.0%
Lobbying and political	0.7	0.3	(1.2)
Meals and entertainment	2.2	0.6	(0.9)
Credits earned, net	(1.8)	(0.3)	0.8
Sale of subsidiary	(1.5)	—	—
Other, net	1.8	0.9	(1.2)

Effective tax rate	36.4%	36.5%	32.5%

        The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Current:
Accrued vacation, bonuses and group insurance	$5,101	$6,088
Prepaid gaming taxes	(4,621)	(2,911)
Other	3,782	4,071

Total current	4,262	7,248

Long-term:
Preopening and other costs, net of amortization	3,248	1,857
Accrued benefits	7,612	5,640
FICA credits	827	—
Alternative minimum tax credits	18,221	16,086

Total long-term	29,908	23,583

Total deferred tax assets	34,170	30,831

Deferred tax liabilities:
Long-term:
Temporary differences related to property and equipment	(66,991)	(45,920)
Other	(3,370)	(8,999)

Total deferred tax liabilities	(70,361)	(54,919)

Net	$(36,191)	$(24,088)

        The excess of the alternative minimum tax over the regular federal income tax is a tax credit, which can be carried forward indefinitely to reduce future regular federal income tax liabilities. The Company did not record a valuation allowance at December 31, 2001 or 2000 relating to recorded tax benefits because all benefits are more likely than not to be realized.

12. Legal Matters

        The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurances can be provided as to the outcome of the following matters and litigation inherently involves significant costs.

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

  Fitzgerald's Sugar Creek, Inc. v. Kansas City Station Corp., et al.

        On December 20, 2000, the Company and Kansas City Station Corporation were named as defendants in an action styled Fitzgerald Sugar Creek, Inc. v. Kansas City Station Corp., et al., No. 00CV230480 (Circuit Court of Jackson County, Missouri). The plaintiff alleges that the defendants are liable for unspecified actual and punitive damages and other relief, based on alleged tortuous interference with the plaintiff's business expectancy of receiving a Missouri gaming license in the Kansas City metropolitan area. The allegations of the petition appear to be based on the same issues involved in the investigation by the Missouri Gaming Commission related to activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri. The plaintiff also alleges claims based on fraudulent concealment and civil conspiracy. The Company and its subsidiary responded to this lawsuit on January 19, 2001 and moved to remove the case to bankruptcy court in Nevada. On March 29, 2001, the United States Bankruptcy Court for the Western District of Missouri remanded the case to the Circuit Court of Jackson County, Missouri. On April 19, 2001, defendants filed a motion to dismiss plaintiff's petition. On August 10, 2001, the Circuit Court (1) granted that motion to dismiss as to the civil conspiracy claim, and (2) denied that motion to dismiss as to the tortuous interference with business expectancy and fraudulent concealment claims. On November 21, 2001, Philip Griffith and the City of Sugar Creek, Missouri (the "City") were added as plaintiffs in this case. The new plaintiffs also allege claims for tortuous interference with business expectancy and fraudulent concealment. On December 17, 2001, defendants filed a motion to dismiss all of Griffith's and the City's claims. Although no assurance can be made with respect to any litigation, the Company believes that the plaintiff's claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

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

13. Quarterly Financial Information (Unaudited)

	Net revenues	Operating income (loss)	Income (loss) before income taxes and extraordinary item	Net income (loss) applicable to common stock	Diluted earnings (loss) per common share
	(amounts in thousands, except per share amounts)
Year ended December 31, 2001
First quarter	$209,722	$41,632	$16,783	$6,505	$0.11
Second quarter	212,813	36,511	12,261	3,807	0.06
Third quarter	212,413	30,505	7,179	4,595	0.08
Fourth quarter	204,413	32,191	6,972	4,462	0.08
Year ended December 31, 2000
First quarter	$254,843	$58,306	$35,453	$22,336	$0.35
Second quarter	244,328	55,074	32,638	20,725	0.33
Third quarter	249,062	47,301	24,844	15,569	0.25
Fourth quarter	243,445	82,131	55,214	34,875	0.55
Year ended December 31, 1999
First quarter	$229,931	$35,776	$12,997	$(4,045)	$(0.08)
Second quarter	235,371	41,552	34,525	21,592	0.39
Third quarter	237,531	42,235	20,976	13,143	0.21
Fourth quarter	239,636	(90,692)	(115,721)	(75,448)	(1.20)

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1. Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

        Report of Independent Public Accountants

        Consolidated Balance Sheets as of December 31, 2001 and 2000

        Years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Operations

          Consolidated Statements of Stockholders' Equity

          Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

  2.
  None

  3.
  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)
3.2	Restated Bylaws of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)
4.1	Form of Senior Notes of the Registrant (2001 Issue). (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000)
4.2
Indenture dated as of February 13, 2001 between Registrant and Bank of New York as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000)
4.3	Form of Subordinated Note of the Registrant (2000 issue). (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated October 30, 2000)
4.4
Indenture dated as of July 7, 2000 between the Registrant and First Union National Bank as Trustee. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated October 30, 2000)
4.5	Form of Subordinated Note of the Registrant (1998 Issue). (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 27, 1999)
4.6
Indenture dated as of December 3, 1998 between the Registrant and First Union National Bank as Trustee. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated January 27, 1999)
4.7
First Supplemental Indenture dated as of August 10, 2000 between the Registrant and First Union National Bank as Trustee, with respect to the Indenture dated as of December 3, 1998. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000)
4.8	Second Supplemental Indenture dated as of June 26, 2001 between the Registrant and First Union National Bank as Trustee, with respect to the Indenture dated as of December 3, 1998.
4.9	Form of Subordinated Note of the Registrant (1997 Issue). (Incorporated herein by reference to the Company's Form 8-K dated April 3, 1997)

4.10	Indenture dated as of April 3, 1997 between Registrant and First Union National Bank as Trustee. (Incorporated by reference to the Company's Form 8-K dated April 3, 1997)
4.11
First Supplemental Indenture dated as of August 10, 2000 between the Registrant and First Union National Bank as Trustee, with respect to the Indenture dated as of April 3, 1997. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000)
4.12	Second Supplemental Indenture dated as of June 26, 2001 between the Registrant and First Union National Bank as Trustee, with respect to the Indenture dated as of April 3, 1997.
4.13
Third Amended and Restated Reducing Revolving Loan Agreement dated as of August 25, 1999. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999)
4.14
Amendment No. 1 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of September 24, 1999. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999)
4.15
Amendment No. 2 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of January 25, 2000. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1999)
4.16
Facility Increase Global Document to Third Amended and Restated Reducing Revolving Loan Agreement dated as of March 24, 2000. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000)
4.17
Amendment No. 3 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of June 2, 2000. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000)
4.18
Amendment No. 4 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of June 28, 2000. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000)
4.19
Amendment No. 5 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of August 24, 2000. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated October 30, 2000)
4.20
Amendment No. 6 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of August 31, 2000. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated October 30, 2000)
4.21
Amendment No. 7 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of November 6, 2000. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
4.22
Amendment No. 8 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of January 30, 2001. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000)
4.23
Amendment No. 9 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of March 12, 2001. (Incorporated herein by reference to the Company's Annual report on Form 10-K for the period ended December 31, 2000)
4.24
Amendment No. 10 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of May 18, 2001. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated July 30, 2001)
4.25
Amendment No. 11 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of July 27, 2001. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated July 30, 2001)

4.26
Amendment No. 12 to Third Amended and Restated Reducing Revolving Loan Agreement dated as of October 26, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
4.27
Rights Agreement dated October 6, 1997 between the Company and Continental Stock Transfer and Trust Company, as Rights Agent. (Incorporated herein by reference to the Company's Form 8-K dated October 9, 1997)
4.28
Amendment to Rights Agreement, dated as of January 16, 1998, between Station Casinos, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998)
4.29
Amendment No. 2 to Rights Agreement, dated as of December 1, 1998, between Station Casinos, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to the Company's Form 8-K dated November 6, 1998)
4.30
Reducing Revolving Loan Agreement by Green Valley Ranch Gaming, Bank of America, N.A., as Administrative Agent, LLC, Bankers Trust Company and The Bank of Scotland, as Co-Agents and Lehman Commercial Paper, Inc., as Documentation Agent, dated as of September 18, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
4.31
Completion Guaranty by Station Casinos, Inc., GCR Gaming, LLC, and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant, and Bank of America, N.A., as Administrative Agent, dated as of September 18, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
4.32
Make-Well Agreement by Station Casinos, Inc., GCR Gaming, LLC, and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant, and Bank of America, N.A., as Administrative Agent, dated as of September 18, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
10.1	Lease dated as of December 17, 1974 between Teddy Rich Enterprises and Townefood, Inc. (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
10.2
Lease dated as of May 8, 1973 between Teddy Rich Enterprises and Mini-Price Motor Inn, Inc., including Addendum dated May 8, 1973; Lease Addendum dated June 10, 1974 amending lease dated May 8, 1973 between Teddy Rich Enterprises and Mini-Price Motor Inn, Inc. (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
10.3
First Amendment to Lease (With Option) dated as of April 1, 1999 between Palace Station Hotel & Casino, Inc. and Flamingo Associates, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999)
10.4
Second Amendment to Lease (With Option) dated as of April 1, 1999 between Palace Station Hotel Casino, Inc. and Flamingo Associates, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999)
10.5	Lease dated as of February 16, 1976 between Richfield Development Co. and Mini-Price Motor Inn. (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
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

10.8	Lease dated as of September 6, 1977 between Richard Tam and Mini-Price Motor Inn Joint Venture (Parcel B1). (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
10.9	Lease dated as of September 6, 1977 between Richard Tam and Mini-Price Motor Inn Joint Venture (Parcel B2). (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
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
10.14
Option to Acquire Interest Under Purchase Contract dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)
10.15
First Amendment to Ground Lease and Sublease, dated as of June 30, 1995, by and between KB Enterprises, as landlord and Boulder Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.16	Ground Lease between Registrant and Texas Gambling Hall & Hotel, Inc. dated as of June 1, 1995. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.17	First Amendment to Ground Lease dated as of June 30, 1995 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.18
Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 between Registrant and Texas Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.19
Executive Employment Agreement between Frank J. Fertitta III and the Registrant dated as of December 1, 1999. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1999)
10.20	First Amendment to Executive Employment Agreement between Frank J. Fertitta III and the Registrant dated as of October 1, 2001.
10.21
Executive Employment Agreement between Glenn C. Christenson and the Registrant dated as of December 1, 1999. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1999)
10.22	First Amendment to Executive Employment Agreement between Glenn C. Christenson and the Registrant dated October 1, 2001.
10.23
Executive Employment Agreement between Scott M Nielson and the Registrant dated as of December 1, 1999. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1999)
10.24	First Amendment to Executive Employment Agreement between Scott M Nielson and Registrant dated October 1, 2001.

10.25	Amended Executive Employment Agreement between Lorenzo J. Fertitta and the Registrant dated as of December 17, 2001.
10.26
Executive Employment Agreement between Stephen L. Cavallaro and the Registrant dated as of June 19, 2001. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated July 30, 2001)
10.27	Stock Compensation Program of the Registrant. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)
10.28	Amendment dated as of August 22, 1995 to the Stock Compensation Program. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995)
10.29
Supplemental Executive Retirement Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.30
Supplemental Management Retirement Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.31	Long-Term Stay-On Performance Incentive Payment between the Registrant and Lorenzo J. Fertitta dated as of March 15, 2002.
10.32	Long-Term Stay-On Performance Incentive Payment between the Registrant and Stephen L. Cavallaro dated as of March 15, 2002.
10.33
Long-Term Stay-On Performance Incentive Plan between the Registrant and Glenn C. Christenson, Scott M Nielson and Blake L. Sartini. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.34
Amended and Restated Deferred Compensation Plan of the Registrant dated as of September 12, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
10.35
Special Long-Term Disability Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.36	Form of Indemnification Agreement for Directors and Executive Officers. (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
10.37	Form of Indemnification Agreement between the Registrant and Frank Fertitta, Jr. (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
10.38
Operating Agreement dated March 10, 2000, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1999)
10.39
First Amendment to Operating Agreement dated March 10, 2000, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant, dated as of September 17, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
10.40
Purchase Agreement with Santa Fe Gaming Corp. and Santa Fe Hotel, Inc. dated June 12, 2000. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000)
10.41	Amendment No. 1 dated as of July 28, 2000, to Purchase Agreement with Santa Fe Gaming Corp. and Santa Fe Hotel, Inc. (Incorporated herein by reference to the Company's Form 8-K dated October 2, 2000)

10.42	Amendment No. 2 dated as of August 3, 2000, to Purchase Agreement with Santa Fe Gaming Corp. and Santa Fe Hotel, Inc. (Incorporated herein by reference to the Company's Form 8-K dated October 2, 2000)
10.43
Asset Purchase Agreement with Fiesta Hotel Corporation, Los Pueblos, Inc. and Joe G. Maloof & Co., Inc. dated July 19, 2000. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated October 30, 2000)
10.44
Amendment dated as of January 2, 2001 to Asset Purchase Agreement dated as of July 19, 2000 with Fiesta Hotel Corporation, Los Pueblos, Inc. and Joe G. Maloof & Company, Inc. (Incorporated herein by reference to the Company's Form 8-K dated January 3, 2001)
10.45
Asset Purchase Agreement with Ameristar Casino Kansas City, Inc., Ameristar Casinos, Inc. and Kansas City Station Corporation dated October 17, 2000. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated October 30, 2000)
10.46
Asset Purchase Agreement with Ameristar Casino St. Charles, Inc., Ameristar Casinos, Inc. and St. Charles Riverfront Station, Inc. dated October 17, 2000. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated October 30, 2000)
10.47
Asset Purchase Agreement with Ameristar Casino Las Vegas, Inc., Ameristar Casinos, Inc. and Lake Mead Station, Inc. dated October 17, 2000. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated October 30, 2000)
21.1	Subsidiaries of the Registrant
23.1	Consent of Arthur Andersen LLP
99.1	Representation of Arthur Andersen LLP
(b)
Reports on Form 8K

        On March 15, 2002, the Company filed a current report on Form 8-K dated March 15, 2002. The Company reported under Item 5 that the United States Department of the Interior published in the Federal Register a Notice of Final Agency Determination ("Determination") to take certain land into trust for the benefit of the United Auburn Indian Community of California. The publication commences a thirty-day period in which interested parties may seek judicial review of the Determination.

  (c)
  None

  (d)
  None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS, INC.
Dated: March 28, 2002	By:	/s/ FRANK J. FERTITTA III Frank J. Fertitta III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III Frank J. Fertitta III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2002
/s/ LORENZO J. FERTITTA Lorenzo J. Fertitta	President and Director	March 28, 2002
/s/ GLENN C. CHRISTENSON Glenn C. Christenson	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 28, 2002
/s/ BLAKE L. SARTINI Blake L. Sartini	Director	March 28, 2002
/s/ DELISE F. SARTINI Delise F. Sartini	Director	March 28, 2002
/s/ LOWELL H. LEBERMANN, JR. Lowell H. Lebermann, Jr.	Director	March 28, 2002
/s/ JAMES E. NAVE James E. Nave	Director	March 28, 2002
/s/ TIMOTHY N. POSTER Timothy N. Poster	Director	March 28, 2002

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
STATION CASINOS, INC. CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)
STATION CASINOS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, except per share data)
STATION CASINOS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (amounts in thousands)
STATION CASINOS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)
STATION CASINOS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
SIGNATURES