Form 10-Q
period 2002-03-31
STATION CASINOS INC
filed 2002-05-14
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002
Common stock, $0.01 par value	58,098,646

STATION CASINOS, INC.
INDEX

STATION CASINOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$64,762	$66,117
Receivables, net	14,617	17,855
Inventories	5,192	4,454
Prepaid gaming tax	12,906	14,265
Prepaid expenses	6,161	6,080
Deferred income tax	4,062	4,262

Total current assets	107,700	113,033
Property and equipment, net	1,091,286	1,106,102
Goodwill and other intangibles, net	168,381	189,095
Land held for development	96,000	98,876
Investments in joint ventures	73,292	72,012
Other assets, net	70,710	77,004

Total assets	$1,607,369	$1,656,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$171	$332
Accounts payable	13,798	22,620
Accrued payroll and related	23,128	19,556
Construction contracts payable	5,463	9,575
Accrued interest payable	26,675	17,559
Accrued progressives	6,080	6,209
Accrued expenses and other current liabilities	28,511	32,955

Total current liabilities	103,826	108,806
Long-term debt, less current portion	1,193,139	1,236,758
Deferred income tax, net	38,803	40,453
Other long-term liabilities, net	20,842	21,201

Total liabilities	1,356,610	1,407,218

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 65,826,888 and 65,349,368 shares issued	444	441
Treasury stock, 7,987,882 shares, at cost	(99,248)	(99,248)
Additional paid-in capital	302,341	300,254
Deferred compensation—restricted stock	(19,488)	(19,510)
Retained earnings	66,710	66,967

Total stockholders' equity	250,759	248,904

Total liabilities and stockholders' equity	$1,607,369	$1,656,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Operating revenues:
Casino	$161,837	$162,147
Food and beverage	33,839	33,368
Room	12,615	12,810
Other	11,174	18,205
Earnings of Green Valley Ranch Station joint venture	3,814	—

Gross revenues	223,279	226,530
Promotional allowances	(18,300)	(16,808)

Net revenues	204,979	209,722

Operating costs and expenses:
Casino	64,785	69,345
Food and beverage	19,933	20,698
Room	4,888	4,557
Other	3,627	10,167
Selling, general and administrative	39,411	39,900
Corporate expense	7,752	6,236
Depreciation and amortization	18,386	16,202
Preopening expenses	—	985

	158,782	168,090

Operating income	46,197	41,632

Other income (expense):
Interest expense, net	(24,118)	(25,067)
Interest expense from joint ventures	(1,480)	—
Other	129	218

	(25,469)	(24,849)

Income before income taxes, extraordinary item and cumulative effect of change in accounting principle	20,728	16,783
Income tax provision	(7,669)	(6,042)

Income before extraordinary item and cumulative effect of change in accounting principle	13,059	10,741
Extraordinary item—loss on early retirement of debt, net of applicable income tax benefit	—	(4,236)
Cumulative effect of change in accounting principle, net of applicable income tax benefit	(13,316)	—

Net income (loss) applicable to common stock	$(257)	$6,505

Basic and diluted earnings (loss) per common share:
Earnings applicable to common stock, before extraordinary item and cumulative effect of change in accounting principle:
Basic	$0.23	$0.18
Diluted	$0.22	$0.18
Earnings (loss) applicable to common stock:
Basic	$—	$0.11
Diluted	$—	$0.11
Weighted average common shares outstanding:
Basic	57,483	58,071
Diluted	59,958	60,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(257)	$6,505

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,386	16,202
Goodwill impairment loss	20,486	—
Amortization of debt discount and issuance costs	1,108	773
Loss on early retirement of debt	—	6,517
Preopening expenses	—	985
Changes in assets and liabilities:
Decrease in receivables, net	3,238	15,493
Decrease (increase) in inventories and prepaid expenses	532	(3,953)
(Decrease) increase in deferred income tax	(1,450)	1,328
Decrease in accounts payable	(8,851)	(5,384)
Increase in accrued expenses and other current liabilities	8,144	3,210
Other, net	(372)	(631)

Total adjustments	41,221	34,540

Net cash provided by operating activities	40,964	41,045

Cash flows from investing activities:
Capital expenditures	(5,926)	(293,604)
Proceeds from sale of land, property and equipment	8,495	—
Purchase of land held for development	—	(10,410)
Investments in joint ventures	(27)	(17,610)
(Decrease) increase in construction contracts payable	(4,112)	3,381
Other, net	(1,031)	7,001

Net cash used in investing activities	(2,601)	(311,242)

Cash flows from financing activities:
Payments under bank facility, net	(38,100)	(58,800)
Principal payments on notes payable	(2,991)	(4,867)
Proceeds from the issuance of senior notes	—	300,000
Redemption of senior subordinated notes	—	(100,000)
Purchase of treasury stock	—	(46,419)
Debt issuance costs	—	(11,930)
Exercise of stock options	1,394	99
Other, net	(21)	478

Net cash (used in) provided by financing activities	(39,718)	78,561

Cash and cash equivalents:
Decrease in cash and cash equivalents	(1,355)	(191,636)
Balance, beginning of year	66,117	255,984

Balance, end of year	$64,762	$64,348

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$16,984	$10,433
Cash received for income taxes, net	$454	$14,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

        Station Casinos, Inc. (the "Company"), a Nevada corporation, is a gaming and entertainment company that currently owns and operates eight major hotel/casino properties and two smaller casino properties in the Las Vegas metropolitan area. Until September 30, 2001, the Company also owned and provided slot route management services in southern Nevada. On January 4, 2001, the Company consummated the purchase of substantially all of the assets of the Fiesta Casino Hotel for a purchase price of $170 million and renamed the property Fiesta Rancho Casino Hotel in December 2001. On January 30, 2001, the Company consummated the purchase of substantially all of the assets of The Reserve Hotel & Casino for an aggregate purchase price of $71.8 million and renamed the property Fiesta Henderson Casino Hotel in December 2001. In addition, the Company opened Green Valley Ranch Station Casino, a 50% joint venture, on December 18, 2001.

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

        The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2001 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

2.    Long-term Debt

        Long-term debt consists of the following (amounts in thousands, unaudited):

	March 31, 2002	December 31, 2001
Amended and restated reducing revolving credit facility, $234.8 million limit at March 31, 2002, due September 30, 2003, interest at a margin above the bank's prime rate or the Eurodollar Rate (5.0% at March 31, 2002)	$70,000	$108,100
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008	400,000	400,000
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, net of unamortized discount of $1.3 million at March 31, 2002	373,688	373,662
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	199,900	199,900
9 3/4% senior subordinated notes, interest payable semi-annually, principal due April 15, 2007, net of unamortized discount of $3.6 million at March 31, 2002	146,420	146,287
Other long-term debt, collateralized by equipment, monthly installments including interest ranging from 8.0% to 8.5% at March 31, 2002	691	3,682

Total long-term debt	1,190,699	1,231,631
Current portion of long-term debt	(171)	(332)
Market value of interest rate swaps	2,611	5,459

Total long-term debt, net	$1,193,139	$1,236,758

        In February 2001, the Company reduced the commitments under its existing bank credit facility (the "Revolving Facility") from $380.8 million to $300.8 million and then to $234.8 million in December 2001. The Borrowers are the material operating subsidiaries and the Revolving Facility is secured by substantially all of the Company's assets. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $0.2 million on December 31, 2002, by $30.6 million on March 31, 2003 and June 30, 2003 and the remainder on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of March 31, 2002, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.75%. The maximum margin for Eurodollar Rate borrowings is 3.00%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of March 31, 2002, the fee for the unfunded portion of the Revolving Facility was 50 basis points.

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

        As of March 31, 2002, the Borrowers' combined funded debt to Adjusted EBITDA ratio was 0.37 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended March 31, 2002 was 1.71 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of March 31, 2002, Palace Station's tangible net worth exceeded the requirement by approximately $11.0 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

        In addition, the Revolving Facility has financial and other covenants relating to the Company, including a tangible net worth covenant. On October 26, 2001, the Company amended various covenants contained in the Revolving Facility, including a one-time waiver as of September 30, 2001, for the consolidated funded debt to Adjusted EBITDA ratio. The amendment also raised the maximum consolidated funded debt to Adjusted EBITDA ratio to no more than 6.00 to 1.00 on December 31, 2001 through June 30, 2002, which reduces to 5.75 to 1.00 on September 30, 2002 through December 31, 2002, to 5.25 to 1.00 on March 31, 2003 through June 30, 2003, and to 5.00 to 1.00 on September 30, 2003. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of March 31, 2002, the Company's consolidated funded debt to Adjusted EBITDA ratio was 5.34 to 1.00. The Company has pledged the stock of all of its material subsidiaries.

        In February 2001, the Company completed an offering of $300.0 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes bear interest at a rate equal to 8 3/8% per annum and were priced at par. The indentures governing the Senior Notes contain substantially the same covenants as the Company's senior subordinated notes as well as a limitation on liens the Company can incur. The proceeds from the Senior Notes were used to repay amounts outstanding on the Revolving Facility and to redeem $100.0 million in principal amount of the 10 1/8% senior subordinated notes which were due in 2006. The redemption of the senior subordinated notes was completed on March 15, 2001. The Company recorded an extraordinary charge of approximately $4.2 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

        In May 2001, the Company completed an additional offering of $100.0 million of the Senior Notes. The proceeds from the additional offering of the Senior Notes were used to redeem the remaining $98 million principal amount of the 10 1/8% senior subordinated notes which were due in 2006. The redemption of the senior subordinated notes was completed on June 13, 2001. The Company recorded an extraordinary charge of approximately $4.0 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

        The indentures governing the Company's senior subordinated notes (the "Notes") and senior notes (the "Indentures") contain certain customary financial and other covenants, which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At March 31, 2002, the Company's Consolidated Coverage Ratio (as defined in the Indentures) was 2.08 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits the Company's ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restricts the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

        During 2001, the Company entered into various interest rate swaps with members of its bank group to manage interest expense. The interest rate swaps have converted a portion of the Company's fixed-rate debt to a floating rate. As of March 31, 2002, the Company has interest rate swap agreements with a total notional amount of $300.0 million in which it pays a floating rate (weighted average at March 31, 2002 of approximately 5.30%) and receives a fixed rate (weighted average at March 31, 2002 of approximately 9.56%). The net effect of the interest rate swaps resulted in a reduction in interest expense of $3.1 million for the three months ended March 31, 2002. The interest rate swaps terminate as follows: $150.0 million in 2007, $50.0 million in 2008, and $100.0 million in 2010.

        The above interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company's balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded an asset of $2.6 million and $5.5 million as of March 31, 2002 and December 31, 2001, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

3.    Equity

        On July 27, 2001, the Board of Directors authorized the repurchase of an additional 10 million shares of the Company's common stock. As a result, the Company is authorized to repurchase up to approximately 19.5 million shares of its common stock. In July 2000, the Company entered into an equity forward contract that allowed for shares of the Company's common stock to be purchased by a financial institution and held on the Company's behalf. In January 2001, the Company closed out the contract and purchased 3.2 million shares for approximately $46.0 million. As of March 31, 2002, the Company had acquired 8.0 million shares at a cost of $99.2 million, of which approximately 1.0 million shares at a cost of $8.4 million were related to the sale of Southwest Gaming.

        In 2001, the Company sold put warrants on a total of 215,000 shares of its common stock and later in 2001, upon exercise of the put warrant, purchased the shares for $2.6 million.

4.    Future Development

  United Auburn Indian Community

        In October 1999, the Company entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Subject to the receipt of certain governmental approvals, the Company and the UAIC intend to develop a gaming and entertainment facility on 49 acres, located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. In March 2002, the United States Department of the Interior published in the Federal Register a Notice of Final Agency Determination ("Determination") to take certain land into trust for the benefit of the UAIC of California. The publication commences a thirty-day period in which interested parties may seek judicial review of the Determination. The cities of Roseville and Rocklin, California and Citizens for Safer Communities filed a complaint ("Complaint") in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the Department of the Interior, officials of the United States Department of the Interior and the United States of America. The Complaint seeks judicial review of the Determination. Not having been named as parties in the Complaint, the UAIC and the Company are currently assessing the appropriate course of action. However, there can be no assurances when or if the additional government approvals will be received. The scope and timing of this project have yet to be determined. As of March 31, 2002, the Company had approximately $11.0 million invested in the development of this project. In the event the land is not placed into trust, this investment would be written off.

  SunOnline Ltd.

        In February 2002, the Company announced that it intends to purchase a 50 percent interest in SunOnline Ltd. ("SunOnline"), a wholly owned subsidiary of Sun International Hotels Limited ("Sun"). SunOnline will be the exclusive vehicle for both Sun and the Company to pursue the Internet wagering business. In September 2001, SunOnline was awarded one of the first three online gaming licenses granted by the Isle of Man. In December 2001, SunOnline became the first Isle of Man licensee to commence operations when it launched its Internet wagering site. This Internet wagering site, operated under strict Isle of Man regulations, prohibits wagering from jurisdictions that do not permit Internet wagering, including the United States. The purchase price is expected to be approximately $5.0 million. The transaction is subject to certain conditions, including Isle of Man regulatory approval, and is expected to close by the third quarter of 2002.

  Land Held for Development

        The Company has acquired several parcels of land in the Las Vegas valley as part of its development activities. The Company's decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that the Company will be able to obtain appropriate licensing or be able to secure additional, acceptable financing in order to proceed with any particular project. In February 2002, the Company sold ten acres from one of the sites for approximately $1.8 million. As of March 31, 2002, the Company had $96.0 million of land held for development. Land held for development consists primarily of four sites that are owned or leased, which comprise 151 acres. Also, the Company has options to purchase a total of 66 acres adjacent to two of the sites. In addition, the Company sold two parcels of land located near Sunset Station during the first quarter of 2002 for approximately $5.4 million.

5.    Investments in Joint Ventures

        The Company has investments in two 50% owned joint ventures, Green Valley Ranch Station Casino and Barley's Casino and Brewing Company that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of the joint ventures. The investment balance also includes interest capitalized during the construction period, which is amortized against the earnings of the joint venture. In addition, the Company has a 6.7% investment in a joint venture that operates the Palms Casino Resort in Las Vegas, Nevada, and therefore, is accounted for under the cost method. Under the cost method, earnings will be recognized only to the extent that cash is distributed from the joint venture. Investments in joint ventures consist of the following (amounts in thousands, unaudited):

	March 31, 2002	December 31, 2001
Green Valley Ranch Station Casino (50.0%)	$53,764	$52,596
Barley's Casino and Brewing Company (50.0%)	2,727	2,608
Palms Casino Resort (6.7%)	16,801	16,808

Investments in joint ventures	$73,292	$72,012

        Summarized results of operations of the equity method joint ventures are as follows (amounts in thousands):

	Three Months Ended March 31,
	2002	2001
Net revenues	$33,144	$3,658
Operating costs and expenses	26,058	2,621
Operating income	7,086	1,037
Net income	2,864	848

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

        During the third quarter of 2001, the Company completed financing for Green Valley Ranch Station. The financing was completed with a group of banks, and provides for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points. Also during the third quarter of 2001, the Company entered into an agreement to swap the majority of this floating rate to a fixed rate that will approximate 6.9% during the term of the loan. The loan required initial equity contributions from each partner of $50.0 million and equity contributions for a completion guaranty, if necessary (if project costs exceed $300.0 million) and for a limited make-well of $44.0 million, if necessary (based on operating results of the project). Both the completion guaranty and make-well are joint and several obligations of each partner, with GCR Gaming's obligation collateralized. It is currently anticipated that the total cost of the project will exceed $300.0 million; however, in May 2002, Green Valley Ranch Station received a waiver from its bank group to waive the obligation related to the completion guaranty up to a total project cost of $312.0 million. Although the final cost has not yet been determined, it is currently anticipated that it will not exceed $312.0 million. The make-well agreement will terminate upon achieving a debt to EBITDA ratio of less than or equal to 3.00 to 1.00 and producing EBITDA before management fees of at least $42.0 million. In addition to the initial equity contributions and the bank financing, the Company has completed approximately $35.0 million of equipment financing.

6.    Recently Issued Accounting Standards

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

        The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. The Company implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002. As a result, the Company recorded an impairment loss of $13.3 million, net of the applicable tax benefit, related to the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in the condensed consolidated statements of operations. Also, in connection with the acquisition of Fiesta Rancho, the Company is amortizing over five years certain additional intangible assets that have a net book value at March 31, 2002 of $4.4 million.

        The following tables illustrates what the effect of adopting SFAS No. 142 would have had on income before extraordinary item, net income and earnings per common share for the three months ended March 31, 2002 and 2001, adjusted to exclude amortization expense related to goodwill that is no longer being amortized (amounts in thousands, unaudited):

	March 31,
	2002	2001
Income before extraordinary item and cumulative effect of change in accounting principle as reported	$13,059	$10,741
Goodwill amortization, net of applicable income tax benefit	—	733

Adjusted income before extraordinary item	13,059	11,474
Extraordinary item—loss on early retirement of debt, net of applicable income tax benefit	—	(4,236)

Adjusted net income applicable to common stock	$13,059	$7,238

Basic earnings per common share:
Earnings per share applicable to common stock, before extraordinary item and cumulative effect of change in accounting principle as reported	$0.23	$0.18
Goodwill amortization, net of applicable income tax benefit	—	0.01

Adjusted earnings per share applicable to common stock, before extraordinary item	0.23	0.19
Extraordinary item—loss on early retirement of debt, net of applicable income tax benefit	—	(0.07)

Adjusted earnings per share applicable to common stock	$0.23	$0.12

Diluted earnings per common share:
Earnings per share applicable to common stock, before extraordinary item and cumulative effect of change in accounting principle as reported	$0.22	$0.18
Goodwill amortization, net of applicable income tax benefit	—	0.01

Adjusted earnings per share applicable to common stock, before extraordinary item	0.22	0.19
Extraordinary item—loss on early retirement of debt, net of applicable income tax benefit	—	(0.07)

Adjusted earnings per share applicable to common stock	$0.22	$0.12

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

1.    Overview

        The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three Months Ended March 31,
			Percent Change
	2002	2001
Net revenues—total	$204,979	$209,722	(2.3)%
Major Las Vegas Operations (a)	195,013	197,271	(1.1)%
Other Operations and Corporate(a)	9,966	12,451	(20.0)%
Operating income (loss)—total	$46,197	$41,632	11.0%
Major Las Vegas Operations (a)	50,050	46,776	7.0%
Other Operations and Corporate(a)	(3,853)	(5,144)	25.1%
Operating margin—total	22.5%	19.9%
Major Las Vegas Operations (a)	25.7%	23.7%
Cash flows from:
Operating activities	$40,964	$41,045	(0.2)%
EBITDA (b)—total	$64,583	$58,819	9.8%
Major Las Vegas Operations (a)	67,680	63,099	7.3%
Other Operations and Corporate(a)	(3,097)	(4,280)	27.6%

(a)
The Major Las Vegas Operations include the accounts of: Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho (since January 4, 2001) and Fiesta Henderson (since January 30, 2001). Other Operations and Corporate includes the accounts of Wild Wild West, our investment in Barley's and Green Valley Ranch Station Casino (since December 18, 2001), Southwest Gaming (sold September 30, 2001) and Corporate expense.

(b)
EBITDA consists of operating income plus depreciation, amortization and preopening expenses. We believe that in addition to cash flows and net income, EBITDA is a useful financial performance measurement for assessing our operating performance. Together with net income and cash flows, EBITDA provides investors with an additional basis to evaluate our ability to incur and service debt and incur capital expenditures. To evaluate EBITDA and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation, amortization and preopening expenses, each of which can significantly affect our results of operations and liquidity and should be considered in evaluating our operating performance, cannot be determined from EBITDA. Further, EBITDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income, as an indicator of our operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or adjustments to such measures may calculate EBITDA, or such adjustments in the same manner that we do, and therefore, our measure of EBITDA may not be comparable to similarly titled measures used by other gaming companies.

2.    Results of Operations

        For the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, consolidated net revenues decreased 2.3% to $205.0 million, while EBITDA increased 9.8% to $64.6 million. The decrease in consolidated net revenues was due in part to the prior year including the operations of Southwest Gaming, which was sold on September 30, 2001. This decrease was offset slightly from the earnings of Green Valley Ranch Station joint venture, which opened on December 18, 2001. Combined net revenues for our Major Las Vegas Operations declined 1.1% to $195.0 million for the three months ended March 31, 2002, as compared to the same period in the prior year. Our business is still somewhat impacted by the events of September 11, 2001. Although revenues have substantially recovered, the amount of revenue generated during each customer visit is still lower than in recent years. In addition, revenues at Sunset Station declined due to the impact from Green Valley Ranch Station. We have also faced other challenges including softer general economic conditions and continued road construction near Palace Station.

        Consolidated operating income increased 11.0% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. This increase is due to an aggressive cost containment program we implemented as part of our continued focus on operating efficiencies and realizing synergies from the three acquired properties. As a result, our consolidated operating margin improved 2.6 percentage points in the three months ended March 31, 2002, as compared to the same period in the prior year.

        The following table highlights the various sources of our revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three Months Ended March 31,
			Percent Change
	2002	2001
Casino revenues	$161,837	$162,147	(0.2)%
Casino expenses	64,785	69,345	(6.6)%
Margin	60.0%	57.2%
Food and beverage revenues	$33,839	$33,368	1.4%
Food and beverage expenses	19,933	20,698	(3.7)%
Margin	41.1%	38.0%
Room revenues	$12,615	$12,810	(1.5)%
Room expenses	4,888	4,557	7.3%
Margin	61.3%	64.4%
Other revenues	$11,174	$18,205	(38.6)%
Selling, general and administrative	$39,411	$39,900	(1.2)%
Percent of net revenues	19.2%	19.0%
Corporate expense	$7,752	$6,236	24.3%
Percent of net revenues	3.8%	3.0%

        Casino.    Casino revenues decreased for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, as a result of the same factors affecting consolidated net revenues discussed above. The casino profit margin increased 2.8 percentage points for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. We were able to increase our casino profit margin, despite the revenue decline, due to aggressive cost containment efforts throughout all areas of the casino primarily through the use of technology with products such as "Xtra Play Cash".

        Food and Beverage.    Food and beverage revenues increased 1.4% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. The increase in food and beverage revenues is directly related to food covers, which increased 8.7% for the three months ended March 31, 2002 over the three months ended March 31, 2001. The food and beverage net profit margin increased 3.1 percentage points for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. We were able to increase our food and beverage profit margin by taking advantage of economies of scale in terms of purchasing power as well as implementing additional cost cutting measures.

        Room.    Room revenues decreased 1.5% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. Room occupancy increased to 94% for the three months ended March 31, 2002, as compared to 89% for the three months ended March 31, 2001, while the average daily room rate decreased to $51 for the three months ended March 31, 2002, from $59 for the three months ended March 31, 2001. The events of September 11, 2001 have had a significant impact on room rates. While occupancy has increased, room rates remain lower than in prior periods.

        Other.    Other revenues primarily include revenue from the gift shops, bowling, entertainment, leased outlets and the arcades. Also included in other revenues for the three months ended March 31, 2002, were insurance proceeds of $1.6 million. The decrease in other revenues for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, was due primarily to the sale of Southwest Gaming on September 30, 2001, which provided slot route revenues of $7.5 million for the three months ended March 31, 2001.

        Earnings of Green Valley Ranch Station Joint Venture.    Green Valley Ranch Station, located at the intersection of Interstate 215 Southern Beltway and Green Valley Parkway in Henderson, Nevada, opened on December 18, 2001. We jointly developed the project on 40 acres of a 170-acre multi-use commercial development with GCR Gaming, which is principally owned by members of the Greenspun family. In addition to our 50 percent ownership, we are also the managing partner of Green Valley Ranch Station and receive a management fee for our services of two percent of the property's revenues and approximately five percent of EBITDA. For the three months ended March 31, 2002, we recorded $3.8 million in earnings from this joint venture, which consists of our 50 percent share of operating revenue and our management fee.

        Selling, General and Administrative ("SG&A").    SG&A as a percent of net revenues, increased slightly to 19.2% in the three months ended March 31, 2002, as compared to 19.0% in the three months ended March 31, 2001. SG&A expenses decreased 1.2% to $39.4 million for the three months ended March 31, 2002 from $39.9 million for the three months ended March 31, 2001. The decrease in SG&A expenses is a result of an aggressive cost containment program in addition to taking advantage of economies of scale in terms of marketing, advertising and promotions. This decrease was partially offset by certain asset reserves and restructuring charges.

        Corporate Expense.    Corporate expense as a percentage of net revenues increased to 3.8% in the three months ended March 31, 2002, as compared to 3.0% in the three months ended March 31, 2001. A large portion of these costs are fixed, which causes an increase in the percentage of net revenues as revenues decline. In addition, we experienced an increase in litigation and charitable contributions as compared to the prior period.

        Depreciation and Amortization.    Depreciation and amortization increased 13.5% in the three months ended March 31, 2002 to $18.4 million, as compared to $16.2 million in the three months ended March 31, 2001. The increase is due primarily to capital spent throughout 2001, which included the retheming of The Reserve to a Fiesta-branded property, the purchase of new slot machines and a new slot system and the completion of the expansion project at Santa Fe Station.

        Preopening Expenses.    Preopening expenses for the three months ended March 31, 2001 were $1.0 million, which included costs incurred prior to the acquisitions of Fiesta Rancho and Fiesta Henderson and costs incurred prior to the opening of Green Valley Ranch Station.

        Interest Expense.    Interest costs incurred (expensed and capitalized) decreased 11.4% to $25.2 million in the three months ended March 31, 2002, from $28.5 million in the three months ended March 31, 2001. This decrease is due to a decrease in the average cost of debt to 8.08% for the three months ended March 31, 2002 from 9.46% for the three months ended March 31, 2001, which is directly related to the interest rate swaps that have converted a portion of our fixed-rate debt to a floating rate. The net effect of the interest rate swaps resulted in a reduction in interest expense of $3.1 million for the three months ended March 31, 2002, despite an increase of $64.7 million in total long-term debt from March 31, 2001 (excluding the interest rate swap mark-to-market adjustment). Capitalized interest was $1.1 million for the three months ended March 31, 2002, as compared to $2.0 million for the three months ended March 31, 2001.

        Interest Expense from Joint Ventures.    For the three months ended March 31, 2002, we recorded $1.5 million in interest expense related to our unconsolidated joint ventures. This reflects our 50 percent share of the interest expense of Green Valley Ranch Station and Barley's.

        Extraordinary Item.    During the three months ended March 31, 2001, we recorded an extraordinary charge of $4.2 million, net of the applicable tax benefit, related to the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem $100.0 million in principal amount of the 10 1/8% senior subordinated notes which were due in 2006.

        Change in Accounting Principle.    The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002. As a result, we recorded an impairment loss of $13.3 million, net of the applicable tax benefit, related to the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in our condensed consolidated statements of operations.

3.    Liquidity and Capital Resources

        During the three months ended March 31, 2002, we generated cash flows from operating activities of $41.0 million. At March 31, 2002, we had total available borrowings of $234.8 million under the Revolving Facility, of which $70.0 million was outstanding. Total available borrowings will reduce each quarter beginning on December 31, 2002, in accordance with the terms of the Revolving Facility (see "Description of Certain Indebtedness and Capital Stock"). We also had $64.8 million in cash and cash equivalents.

        During the three months ended March 31, 2002, total capital expenditures were $5.9 million, of which approximately (i) $1.0 million was related to the expansion at Santa Fe Station and (ii) $4.9 million was for maintenance capital expenditures and various other projects.

        Our primary cash requirements during the remainder of 2002 are expected to include (i) maintenance capital expenditures, (ii) approximately $5.0 million for the purchase of our 50 percent interest in SunOnline Ltd. (see "Future Development"), (iii) principal and interest payments on indebtedness, (iv) strategic land purchases throughout the Las Vegas area and (v) opportunistic repurchases of our common stock. Our capital requirements during the remainder of 2002 may also include amounts necessary to fund the proposed development of the project with the United Auburn Indian Community to the extent development of such project is commenced in 2002. In addition, we have in the past, and may in the future, make acquisitions and enter into joint ventures on an opportunistic basis. While we have not entered into any agreement with respect to any such future acquisition or joint venture other than as disclosed in this report, our capital requirements during 2002 may include amounts necessary to permit us to pursue such expansion activities.

        We believe that cash flows from operations, borrowings under the Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2002. However, we are continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

Future Development

  United Auburn Indian Community

        In October 1999, we entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Subject to the receipt of certain governmental approvals, we intend to develop a gaming and entertainment facility with the UAIC on 49 acres, located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. In March 2002, the United States Department of the Interior published in the Federal Register a Notice of Final Agency Determination ("Determination") to take certain land into trust for the benefit of the UAIC of California. The publication commences a thirty-day period in which interested parties may seek judicial review of the Determination. The cities of Roseville and Rocklin, California and Citizens for Safer Communities filed a complaint ("Complaint") in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the Department of the Interior, officials of the United States Department of the Interior and the United States of America. The Complaint seeks judicial review of the Determination. Not having been named as parties in the Complaint, we are currently assessing, along with the UAIC, the appropriate course of action. However, there can be no assurances when or if the additional government approvals will be received. The scope and timing of this project have yet to be determined. As of March 31, 2002, we had approximately $11.0 million invested in the development of this project. In the event the land is not placed into trust, this investment would be written off.

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

  Land Acquisition

        We have acquired several parcels of land in the Las Vegas valley as part of our development activities. Our decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to obtain appropriate licensing or be able to secure additional acceptable financing in order to proceed with any particular project. As of March 31, 2002, we had $96.0 million of land held for development that consists primarily of four sites that are owned or leased, which comprise 151 acres. In February 2002, we sold ten acres from one of the sites for approximately $1.8 million. In addition, we have options to purchase a total of 66 acres adjacent to two of the sites. The Rhodes Ranch site consists of two parcels totaling 73 acres (we own 41 acres and have an option to purchase 32 acres), located at the intersection of Durango Road and the Southern Beltway/I-215 located in the southwest quadrant of Las Vegas. The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas. We are leasing (with an option to purchase) 34 acres of the site and have entered into an option to purchase the adjacent 34-acre parcel. We also own a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and the Interstate 215 Western Beltway and a 27-acre gaming-entitled parcel at the intersection of Boulder Highway and Nellis Boulevard. In addition, we sold two parcels of land located near Sunset Station during the first quarter of 2002 for approximately $5.4 million.

Description of Certain Indebtedness and Capital Stock

  Revolving Facility

        In February 2001, we reduced the commitments under our existing bank credit facility (the "Revolving Facility") from $380.8 million to $300.8 million and then to $234.8 million in December 2001. The Borrowers are the material operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $0.2 million on December 31, 2002, by $30.6 million on March 31, 2003 and June 30, 2003 and the remainder on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of March 31, 2002, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.75%. The maximum margin for Eurodollar Rate borrowings is 3.00%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of March 31, 2002, our fee for the unfunded portion of the Revolving Facility was 50 basis points.

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

        As of March 31, 2002, the Borrowers' combined funded debt to Adjusted EBITDA ratio was 0.37 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended March 31, 2002 was 1.71 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of March 31, 2002, Palace Station's tangible net worth exceeded the requirement by approximately $11.0 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for us.

        In addition, the Revolving Facility has financial and other covenants relating to us, including a tangible net worth covenant. On October 26, 2001, we amended various covenants contained in the Revolving Facility, including a one-time waiver as of September 30, 2001, for the consolidated funded debt to Adjusted EBITDA ratio. The amendment also raised the maximum consolidated funded debt to Adjusted EBITDA ratio to no more than 6.00 to 1.00 on December 31, 2001 through June 30, 2002, which reduces to 5.75 to 1.00 on September 30, 2002 through December 31, 2002, to 5.25 to 1.00 on March 31, 2003 through June 30, 2003, and to 5.00 to 1.00 on September 30, 2003. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than refinancings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits us from holding excess cash and cash equivalents. As of March 31, 2002, our consolidated funded debt to Adjusted EBITDA ratio was 5.34 to 1.00. We have pledged the stock of all of our material subsidiaries.

  Senior Subordinated Notes

        We have $720.0 million, net of unamortized discount of $4.9 million, of senior subordinated notes outstanding as of March 31, 2002, $150.0 million of these notes bear interest, payable semi-annually, at a rate of 9 3/4% per year, $199.9 million of these notes bear interest, payable semi-annually, at a rate of 8 7/8% per year and $375.0 million of these notes bear interest, payable semi-annually, at a rate of 9 7/8% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt and to pay dividends. At March 31, 2002, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.08 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restricts our ability to pay dividends on our capital stock. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

  Senior Notes

        In February 2001, we completed an offering of $300.0 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes bear interest at a rate equal to 8 3/8% per annum and were priced at par. The indentures governing the Senior Notes contain substantially the same covenants as our senior subordinated notes as well as a limitation on liens we may incur. The proceeds from the Senior Notes were used to repay amounts outstanding on the Revolving Facility and to redeem $100.0 million in principal amount of the 10 1/8% senior subordinated notes which were due in 2006. The redemption of the senior subordinated notes was completed on March 15, 2001. We recorded an extraordinary charge of approximately $4.2 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

        In May 2001, we completed an additional offering of $100.0 million of the Senior Notes. The proceeds from the additional offering of the Senior Notes were used to redeem the remaining $98 million principal amount of the 10 1/8% senior subordinated notes which were due in 2006. The redemption of the senior subordinated notes was completed on June 13, 2001. We recorded an extraordinary charge of approximately $4.0 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

  Interest Rate Swaps

        During 2001, we entered into various interest rate swaps with members of our bank group to manage interest expense. The interest rate swaps have converted a portion of our fixed-rate debt to a floating rate. As of March 31, 2002, we had interest rate swap agreements with a total notional amount of $300.0 million in which we pay a floating rate (weighted average at March 31, 2002 of approximately 5.30%) and we receive a fixed rate (weighted average at March 31, 2002 of approximately 9.56%). The net effect of the interest rate swaps resulted in a reduction in interest expense of $3.1 million for the three months ended March 31, 2002. The interest rate swaps terminate as follows: $150.0 million in 2007, $50.0 million in 2008, and $100.0 million in 2010.

        The above interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded an asset of $2.6 million and $5.5 million as of March 31, 2002 and December 31, 2001, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

  Green Valley Ranch Station Financing

        During the third quarter of 2001, we completed financing for Green Valley Ranch Station. The financing was completed with a group of banks, and provides for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points. Also during the third quarter of 2001, we entered into an agreement to swap the majority of this floating rate to a fixed rate that will approximate 6.9% during the term of the loan. The loan required initial equity contributions from each partner of $50.0 million and equity contributions for a completion guaranty, if necessary (if project costs exceed $300.0 million) and for a limited make-well of $44.0 million, if necessary (based on operating results of the project). Both the completion guaranty and make-well are joint and several obligations of each partner, with GCR Gaming's obligation collateralized. It is currently anticipated that the total cost of the project will exceed $300.0 million; however, in May 2002, Green Valley Ranch Station received a waiver from its bank group to waive the obligation related to the completion guaranty up to a total project cost of $312.0 million. Although the final cost has not been determined, it is currently anticipated that it will not exceed $312.0 million. The make-well agreement will terminate upon achieving a debt to EBITDA ratio of less than or equal to 3.00 to 1.00 and producing EBITDA before management fees of at least $42.0 million. In addition to the initial equity contributions and the bank financing, we have completed approximately $35.0 million of equipment financing.

  Common Stock

        We are authorized to issue up to 135,000,000 shares of our common stock, $0.01 par value per share, 65,826,888 shares of which were issued and 7,987,882 shares were held in treasury as of March 31, 2002. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

  Preferred Stock

        We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.01 par value per share. The Board of Directors, without further action by the holders of our common stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

  Treasury Stock

        On July 27, 2001, our Board of Directors authorized the repurchase of an additional 10 million shares of our common stock. As a result, we are authorized to repurchase up to approximately 19.5 million shares of our common stock. In July 2000, we entered into an equity forward contract that allowed for shares of our common stock to be purchased by a financial institution and held on our behalf. In January 2001, we closed out the contract and purchased 3.2 million shares for approximately $46.0 million. As of March 31, 2002, we had acquired 8.0 million shares at a cost of $99.2 million, of which 1.0 million shares at a cost of $8.4 million were related to the sale of Southwest Gaming.

  Put Warrants

        In 2001, we sold put warrants on a total of 215,000 shares of our common stock and later in 2001, upon exercise of the put warrant, we purchased the shares for $2.6 million.

  Rights Plan

        On October 6, 1997, we declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. The dividend was paid on October 21, 1997. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share ("Preferred Shares") at a price of $40.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable until the earlier of 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of our outstanding common stock ("Acquiring Person") or 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our outstanding common stock.

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

Critical Accounting Policies

  Significant Accounting Policies and Estimates

        We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the determination of bad debt reserves, the estimated useful lives assigned to our assets, asset impairment, insurance reserves, purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed where appropriate in this discussion and analysis and in the notes to our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2001.

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

        The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002. As a result, we recorded an impairment loss of $13.3 million, net of the applicable tax benefit, related to the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in our condensed consolidated statements of operations. Also, in connection with the acquisition of Fiesta Rancho, we are amortizing over five years certain additional intangible assets that have a net book value at March 31, 2002 of $4.4 million.

Forward-looking Statements

        When used in this report and elsewhere by management from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        As of March 31, 2002, there were no material changes to the information previously reported under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

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

  Fitzgerald's Sugar Creek, Inc. v. Kansas City Station Corp., et al.

        On December 20, 2000, the Company and Kansas City Station Corporation were named as defendants in an action styled Fitzgerald Sugar Creek, Inc. v. Kansas City Station Corp., et al., No. 00CV230480 (Circuit Court of Jackson County, Missouri). The plaintiff alleges that the defendants are liable for unspecified actual and punitive damages and other relief, based on alleged tortuous interference with the plaintiff's business expectancy of receiving a Missouri gaming license in the

Kansas City metropolitan area. The allegations of the petition appear to be based on the same issues involved in the investigation by the Missouri Gaming Commission related to activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri. The plaintiff also alleges claims based on fraudulent concealment and civil conspiracy. The Company and its subsidiary responded to this lawsuit on January 19, 2001 and moved to remove the case to bankruptcy court in Nevada. On March 29, 2001, the United States Bankruptcy Court for the Western District of Missouri remanded the case to the Circuit Court of Jackson County, Missouri. On April 19, 2001, defendants filed a motion to dismiss plaintiff's petition. On August 10, 2001, the Circuit Court (1) granted that motion to dismiss as to the civil conspiracy claim, and (2) denied that motion to dismiss as to the tortuous interference with business expectancy and fraudulent concealment claims. On November 21, 2001, Philip Griffith and the City of Sugar Creek, Missouri (the "City") were added as plaintiffs in this case. The new plaintiffs also allege claims for tortuous interference with business expectancy and fraudulent concealment. On December 17, 2001, defendants filed a motion to dismiss all of Griffith's and the City's claims. On March 15, 2002, the Circuit Court denied that motion to dismiss in its entirety. Although no assurance can be made with respect to any litigation, the Company believes that the plaintiff's claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

  Harrah's Litigation

        On July 13, 2001, the Company and five of its major operating subsidiaries were named as defendants in a lawsuit brought by Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. in the United States District Court, District of Nevada (CV-S-01-0825-PMP-RJJ). The plaintiffs allege that the Company and the subsidiaries are liable for unspecified actual and punitive damages, and they seek injunctive and other relief, based on allegations that the Company's "Boarding Pass Rewards Program" infringes on various patents held by the plaintiffs. On October 5, 2001, the Company and the subsidiaries filed their answer and counterclaim. The counterclaim seeks a declaratory judgment that plaintiffs' patents (1) are not infringed by the Company's and the subsidiaries' actions, (2) are invalid under federal patent law, and (3) are rendered unenforceable due to plaintiffs' inequitable conduct. While no assurances can be made with respect to any litigation, the Company believes that the plaintiff's claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds—None.

Item 3. Defaults Upon Senior Securities—None.

Item 4. Submission of Matters to a Vote of Security Holders—None.

Item 5. Other Information—None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits—None

  (b)
  Reports on Form 8-K—

  On April 19, 2002, the Company filed a current report on Form 8-K dated April 19, 2002, reporting items listed under Item 5.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS, INC., Registrant

DATE: May 14, 2002	/s/ GLENN C. CHRISTENSON Glenn C. Christenson, Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Accounting Officer)

QuickLinks

FORM 10-Q
STATION CASINOS, INC. INDEX
STATION CASINOS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data) (unaudited)
STATION CASINOS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, except per share data) (unaudited)
STATION CASINOS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands) (unaudited)
STATION CASINOS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)
Part II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds— None.
Item 3. Defaults Upon Senior Securities— None.
Item 4. Submission of Matters to a Vote of Security Holders— None.
Item 5. Other Information— None.
SIGNATURE