Form 10-Q
period 2002-06-30
STATION CASINOS INC
filed 2002-08-14
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common stock, $0.01 par value	58,016,681

STATION CASINOS, INC.
INDEX

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

STATION CASINOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$63,094	$66,117
Receivables, net	17,317	17,855
Inventories	4,494	4,454
Prepaid gaming tax	15,810	14,265
Prepaid expenses	6,355	6,080
Deferred income tax	5,153	4,262

Total current assets	112,223	113,033
Property and equipment, net	1,073,760	1,106,102
Goodwill and other intangibles, net	168,086	189,095
Land held for development	96,572	98,876
Investments in joint ventures	73,823	72,012
Other assets, net	80,491	77,004

Total assets	$1,604,955	$1,656,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$62	$332
Accounts payable	8,731	22,620
Accrued payroll and related	22,559	19,556
Construction contracts payable	5,216	9,575
Accrued interest payable	17,496	17,559
Accrued progressives	6,081	6,209
Accrued expenses and other current liabilities	40,056	32,955

Total current liabilities	100,201	108,806
Long-term debt, less current portion	1,174,457	1,236,758
Deferred income tax, net	47,866	40,453
Other long-term liabilities, net	20,566	21,201

Total liabilities	1,343,090	1,407,218

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 66,172,463 and 65,349,368 shares issued	447	441
Treasury stock, 7,987,882 shares, at cost	(99,248)	(99,248)
Additional paid-in capital	304,714	300,254
Deferred compensation—restricted stock	(18,736)	(19,510)
Retained earnings	74,688	66,967

Total stockholders' equity	261,865	248,904

Total liabilities and stockholders' equity	$1,604,955	$1,656,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Operating revenues:
Casino	$160,090	$165,572	$321,927	$327,719
Food and beverage	32,411	36,201	66,250	69,569
Room	12,206	12,343	24,821	25,153
Other	9,759	17,377	20,933	35,582
Earnings of Green Valley Ranch Station joint venture	3,054	—	6,868	—

Gross revenues	217,520	231,493	440,799	458,023
Promotional allowances	(17,873)	(18,680)	(36,173)	(35,488)

Net revenues	199,647	212,813	404,626	422,535

Operating costs and expenses:
Casino	63,070	72,270	127,855	141,615
Food and beverage	19,288	21,307	39,221	42,005
Room	4,733	4,858	9,621	9,415
Other	3,963	10,464	7,590	20,631
Selling, general and administrative	40,034	39,199	79,445	79,099
Corporate expense	8,290	6,246	16,042	12,482
Depreciation and amortization	18,807	17,733	37,193	33,935
Preopening expenses	—	224	—	1,209
Impairment loss	3,876	4,001	3,876	4,001

	162,061	176,302	320,843	344,392

Operating income	37,586	36,511	83,783	78,143

Other income (expense):
Interest expense, net	(23,683)	(24,225)	(47,801)	(49,292)
Interest expense from joint ventures	(1,654)	—	(3,134)	—
Other	415	(25)	544	193

	(24,922)	(24,250)	(50,391)	(49,099)

Income before income taxes, extraordinary item and cumulative effect of change in accounting principle	12,664	12,261	33,392	29,044
Income tax provision	(4,686)	(4,414)	(12,355)	(10,456)

Income before extraordinary item and cumulative effect of change in accounting principle	7,978	7,847	21,037	18,588
Extraordinary item—loss on early retirement of debt, net of applicable income tax benefit of $2,175 and $4,456	—	(4,040)	—	(8,276)
Cumulative effect of change in accounting principle, net of applicable income tax benefit of $7,170	—	—	(13,316)	—

Net income	$7,978	$3,807	$7,721	$10,312

Basic and diluted earnings per common share:
Income before extraordinary item and cumulative effect of change in accounting principle:
Basic	$0.14	$0.14	$0.36	$0.32
Diluted	$0.13	$0.13	$0.35	$0.31
Net income:
Basic	$0.14	$0.07	$0.13	$0.18
Diluted	$0.13	$0.06	$0.13	$0.17
Weighted average common shares outstanding:
Basic	58,091	57,792	57,789	57,930
Diluted	61,824	60,262	60,904	60,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$7,721	$10,312

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,193	33,935
Goodwill impairment loss	20,486	—
Loss on early retirement of debt	—	12,732
Impairment loss	3,876	4,001
Amortization of debt discount and issuance costs	2,222	3,211
Changes in assets and liabilities:
Decrease in receivables, net	538	16,104
Increase in inventories and prepaid expenses	(1,868)	(8,835)
Decrease in deferred income tax	6,522	1,355
Decrease in accounts payable	(13,918)	(3,144)
Increase in accrued expenses and other current liabilities	9,942	550
Other, net	(81)	857

Total adjustments	64,912	60,766

Net cash provided by operating activities	72,633	71,078

Cash flows from investing activities:
Capital expenditures	(11,257)	(376,773)
Proceeds from sale of land, property and equipment	10,472	1,157
Investments in joint ventures	(242)	(35,417)
Purchase of land held for development	—	(12,327)
Decrease in construction contracts payable	(4,359)	(3,319)
Other, net	(3,988)	(1,289)

Net cash used in investing activities	(9,374)	(427,968)

Cash flows from financing activities:
(Payments) borrowings under bank facility, net	(66,400)	26,000
Principal payments on notes payable	(3,530)	(5,530)
Proceeds from the issuance of senior notes	—	400,000
Redemption of senior subordinated notes	—	(206,247)
Purchase of treasury stock	—	(46,457)
Debt issuance costs	—	(6,416)
Exercise of stock options	3,770	612
Other, net	(122)	453

Net cash (used in) provided by financing activities	(66,282)	162,415

Cash and cash equivalents:
Decrease in cash and cash equivalents	(3,023)	(194,475)
Balance, beginning of period	66,117	255,984

Balance, end of period	$63,094	$61,509

Supplemental cash flow disclosures:
Cash paid for interest, net of $2,065 and $5,301 capitalized	$46,705	$42,619
Cash received for income taxes, net	$(454)	$(12,798)

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

        The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2001 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

2.    Investments in Joint Ventures

        The Company has investments in two 50% owned joint ventures, Green Valley Ranch Station and Barley's that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of the joint ventures. The investment balance also includes interest capitalized during the construction period, which is amortized against the earnings of the joint venture. In addition, the Company has a 6.7% investment in a joint venture that operates the Palms Casino Resort in Las Vegas, Nevada, and therefore, is accounted for under the cost method. Under the cost method, earnings will be recognized only to the extent that cash is distributed from the joint venture. Investments in joint ventures consist of the following (amounts in thousands, unaudited):

	June 30, 2002	December 31, 2001
Green Valley Ranch Station (50.0%)	$54,286	$52,596
Barley's (50.0%)	2,741	2,608
Palms Casino Resort (6.7%)	16,796	16,808

Investments in joint ventures	$73,823	$72,012

        Summarized results of operations of the equity method joint ventures are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues	$31,075	$3,236	$64,219	$6,894
Operating costs and expenses	25,603	2,898	51,661	5,519
Operating income	5,472	338	12,558	1,375
Net income	1,025	189	3,889	1,037

  Green Valley Ranch Station

        Green Valley Ranch Station, located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada, opened on December 18, 2001. It is owned by a 50/50 joint venture between the Company and GCR Gaming, which is principally owned by members of the Greenspan family. The Company developed the project on 40 acres of a 170-acre multi-use commercial development. The Company is the managing partner of Green Valley Ranch Station and receives a management fee for its services equal to two percent of the property's revenues and approximately five percent of EBITDA, as defined in the operating agreement.

        During the third quarter of 2001, the Company completed financing for Green Valley Ranch Station. The financing was completed with a group of banks, and provides for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points. Also during the third quarter of 2001, the Company entered into an agreement to swap the majority of this floating rate to a fixed rate that will approximate 6.9% during the term of the loan. The loan required a completion guaranty and a limited make-well of $44.0 million, if necessary (based on operating results of the property). Both the completion guaranty and make-well are joint and several obligations of each partner, with GCR Gaming's obligation collateralized. The Company was not required to make any payments related to the completion guaranty. As of June 30, 2002, the Company has paid approximately $0.2 million as a result of the make-well agreement. The make-well agreement will terminate upon achieving a debt to EBITDA ratio of less than or equal to 3.00 to 1.00 and producing EBITDA before management fees of at least $42.0 million. In addition to the initial equity contributions and the bank financing, the Company has secured approximately $35.0 million of equipment financing.

3.    Long-term Debt

        Long-term debt consists of the following (amounts in thousands, unaudited):

	June 30, 2002	December 31, 2001
Amended and restated reducing revolving credit facility, $234.8 million limit at June 30, 2002, due September 30, 2003, interest at a margin above the bank's prime rate or the Eurodollar Rate (5.5% at June 30, 2002)	$41,700	$108,100
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008	400,000	400,000
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, net of unamortized discount of $1.3 million at June 30, 2002	373,714	373,662
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	199,900	199,900
9 3/4% senior subordinated notes, interest payable semi-annually, principal due April 15, 2007, net of unamortized discount of $3.4 million at June 30, 2002	146,560	146,287
Other long-term debt, collateralized by equipment, monthly installments including interest of 8.0% at June 30, 2002	152	3,682

Total long-term debt	1,162,026	1,231,631
Current portion of long-term debt	(62)	(332)
Market value of interest rate swaps	12,493	5,459

Total long-term debt, net	$1,174,457	$1,236,758

        In February 2001, the Company reduced the commitments under its existing bank credit facility (the "Revolving Facility") from $380.8 million to $300.8 million and then to $234.8 million in December 2001. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company's assets. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $0.2 million on December 31, 2002, by $30.6 million on March 31, 2003 and June 30, 2003 and the remainder on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of June 30, 2002, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.75%. The maximum margin for Eurodollar Rate borrowings is 3.00%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of June 30, 2002, the fee for the unfunded portion of the Revolving Facility was 50 basis points.

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

        As of June 30, 2002, the Borrowers' combined funded debt to Adjusted EBITDA ratio was 0.21 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended June 30, 2002 was 2.45 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of June 30, 2002, Palace Station's tangible net worth exceeded the requirement by approximately $11.2 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for the Company.

        In addition, the Revolving Facility has financial and other covenants relating to the Company, including a tangible net worth covenant. On October 26, 2001, the Company amended various covenants contained in the Revolving Facility, including a one-time waiver as of September 30, 2001, for the consolidated funded debt to Adjusted EBITDA ratio. The amendment also raised the maximum consolidated funded debt to Adjusted EBITDA ratio to no more than 6.00 to 1.00 on December 31, 2001 through June 30, 2002, which reduces to 5.75 to 1.00 on September 30, 2002 through December 31, 2002, to 5.25 to 1.00 on March 31, 2003 through June 30, 2003, and to 5.00 to 1.00 on September 30, 2003. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits the Company from holding excess cash and cash equivalents. As of June 30, 2002, the Company's consolidated funded debt to Adjusted EBITDA ratio was 5.14 to 1.00. The Company has pledged the stock of all of its major subsidiaries.

        In February 2001, the Company completed an offering of $300.0 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes bear interest at a rate equal to 8 3/8% per annum and were priced at par. The indentures governing the Senior Notes contain substantially the same covenants as the Company's senior subordinated notes as well as a limitation on liens the Company can incur. The proceeds from the Senior Notes were used to repay amounts outstanding on the Revolving Facility and to redeem $100.0 million in principal amount of the 10 1/8% senior subordinated notes, which were due in 2006. The redemption of the senior subordinated notes was completed on March 15, 2001. The Company recorded an extraordinary charge of approximately $4.2 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

        In May 2001, the Company completed an additional offering of $100.0 million of the Senior Notes. The proceeds from the additional offering of the Senior Notes were used to redeem the remaining $98 million principal amount of the 10 1/8% senior subordinated notes, which were due in 2006. The redemption of the senior subordinated notes was completed on June 13, 2001. The Company recorded an extraordinary charge of approximately $4.0 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

        The indentures governing the Company's senior subordinated notes (the "Notes") and senior notes (the "Indentures") contain certain customary financial and other covenants, which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At June 30, 2002, the Company's Consolidated Coverage Ratio (as defined in the Indentures) was 2.13 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event the Company's Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company's ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restricts the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

        During 2001, the Company entered into various interest rate swaps with members of its bank group to manage interest expense. The interest rate swaps have converted a portion of the Company's fixed-rate debt to a floating rate. As of June 30, 2002, the Company has interest rate swap agreements with a total notional amount of $300.0 million in which it pays a floating rate (weighted average at June 30, 2002 of approximately 5.38%) and receives a fixed rate (weighted average at June 30, 2002 of approximately 9.56%). The net effect of the interest rate swaps resulted in a reduction in interest expense of $3.0 million and $6.2 million for the three and six months ended June 30, 2002, respectively. The interest rate swaps terminate as follows: $150.0 million in 2007, $50.0 million in 2008, and $100.0 million in 2010.

        The above interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company's balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded assets of $12.5 million and $5.5 million as of June 30, 2002 and December 31, 2001, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

4.    Equity

        On July 27, 2001, the Board of Directors authorized the repurchase of an additional 10 million shares of the Company's common stock. As a result, the Company is authorized to repurchase up to approximately 19.5 million shares of its common stock. In July 2000, the Company entered into an equity forward contract that allowed for shares of the Company's common stock to be purchased by a financial institution and held on the Company's behalf. In January 2001, the Company closed out the contract and purchased 3.2 million shares for approximately $46.0 million. As of June 30, 2002, the Company had acquired 8.0 million shares at a cost of $99.2 million, of which approximately 1.0 million shares at a cost of $8.4 million were related to the sale of Southwest Gaming.

        In 2001, the Company sold put warrants on a total of 215,000 shares of its common stock and later in 2001, upon exercise of the put warrant, purchased the shares for $2.6 million.

        The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Weighted average common shares outstanding (used in calculation of basic earnings per share)	58,091	57,792	57,789	57,930
Potential dilution from the assumed exercise of stock options	3,733	2,470	3,115	2,275

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	61,824	60,262	60,904	60,205

5.    Asset Impairment

        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an impairment loss of $3.9 million and $4.0 million in the three months ended June 30, 2002 and 2001, respectively, to adjust the carrying value of its fixed assets and land held for development to their estimated fair value. In the three months ended June 30, 2002, the Company recorded an impairment loss related to the write-down of certain assets related to its investments in an Internet, intra-state gaming platform and related technology. In the three months ended June 30, 2001, the Company recorded an impairment loss with respect to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas. This impairment loss was necessary because after evaluating all of its options, the Company determined not to develop a casino on this site.

6.    Future Development

  United Auburn Indian Community

        In October 1999, the Company entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Subject to the receipt of certain governmental approvals, the Company and the UAIC intend to develop a gaming and entertainment facility on 49 acres, located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. On March 15, 2002, the United States Department of the Interior published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take the 49-acre parcel into trust for the benefit of the UAIC. On April 3, 2002, the Cities of Roseville and Rocklin, California and Citizens for Safer Communities filed a complaint (the "Complaint") in the United States District Court, District of Columbia (the "Court"), seeking declaratory and injunctive relief against the Department of the Interior, officials of the United States Department of the Interior and the United States of America regarding the Determination. The Complaint seeks judicial review of the Determination. On June 3, 2002, the UAIC filed a motion to intervene in the case. By order dated July 8, 2002, the Court granted the UAIC's motion to intervene. The UAIC and the defendants have filed motions to dismiss all of the plaintiffs' claims. The judge in this case has said that he intends to rule on or before September 9, 2002. There can be no assurances that the judge will actually rule by that date or that the ruling will be favorable. There can also be no assurances when or if the additional government approvals will be received. The scope and timing of this project have yet to be determined. As of June 30, 2002, the Company had approximately $12.7 million invested in the development of this project. In the event the land is not placed into trust, the majority of this investment would be written off.

  Kerzner Interactive

        In February 2002, the Company announced that it intends to purchase a 50 percent interest in Kerzner Interactive Limited (formerly SunOnline Limited) ("Kerzner Interactive"), a wholly owned subsidiary of Kerzner International Limited (formerly Sun International Hotels Limited) ("Kerzner"). Kerzner Interactive will be the exclusive vehicle for both Kerzner and the Company to pursue the Internet wagering business. In September 2001, Kerzner Interactive was awarded one of the first three online gaming licenses granted by the Isle of Man. In December 2001, Kerzner Interactive became the first Isle of Man licensee to commence operations when it launched its Internet wagering site. The transaction is subject to certain conditions, including Isle of Man regulatory approval. The Nevada Gaming Commission and Gaming Control Board are in the process of determining the standards to be applied to Nevada licensed companies that participate in Internet gaming operations. Once the standards are determined, the Company has the option to elect to proceed with the transaction. In July 2002, the Company converted its agreement to acquire a 50 percent interest in Kerzner Interactive into an option to do so, and paid $4.5 million for such option. In the event the purchase is not completed, this option payment would be written off.

  Land Held for Development

        The Company has acquired certain parcels of land in the Las Vegas valley as part of its development activities. The Company's decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that the Company will be able to secure additional, acceptable financing in order to proceed with any particular project. As of June 30, 2002, the Company had $96.6 million of land held for development that consists primarily of four sites that are owned or leased, which comprise 151 acres. In addition, the Company has options to purchase a total of 66 acres adjacent to two of the sites. In February 2002, the Company sold ten acres from one of the sites for approximately $1.8 million and in April 2002 sold another parcel for approximately $1.3 million. In addition, the Company sold two parcels of land located near Sunset Station during the first quarter of 2002 for approximately $5.4 million.

        In July 2002, the Company announced that it has entered into an agreement that gives it the right to acquire approximately 73 acres of land in the Summerlin master-planned community in Las Vegas, Nevada. The land is located on Charleston Boulevard at the Interstate-215/Charleston interchange. The purchase price for the land is approximately $65 million. The agreement calls for a due diligence period, which expires in October 2002, at which time the Company, if it elects to proceed with the transaction, will be required to make a payment of $6.4 million, which will be fully applicable to the purchase price. Subject to the satisfactory completion of its due diligence, the Company anticipates completing the purchase during the second quarter of 2003.

7.    Recently Issued Accounting Standards

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

        The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. The Company implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002. As a result, the Company recorded an impairment loss of $13.3 million, net of the applicable tax benefit, related to the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in the condensed consolidated statements of operations. Also, in connection with the acquisition of Fiesta Rancho, the Company is amortizing over five years certain additional intangible assets that have a net book value at June 30, 2002 of $4.1 million.

        The following tables illustrates what the effect of adopting SFAS No. 142 would have had on income before extraordinary item, net income and earnings per common share for the three and six months ended June 30, 2002 and 2001, adjusted to exclude amortization expense related to goodwill that is no longer being amortized (amounts in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income before extraordinary item and cumulative effect of change in accounting principle as reported	$7,978	$7,847	$21,037	$18,588
Goodwill amortization, net of applicable income tax benefit	—	712	—	1,445

Adjusted income before extraordinary item	7,978	8,559	21,037	20,033
Extraordinary item—loss on early retirement of debt, net of applicable income tax benefit	—	(4,040)	—	(8,276)

Adjusted net income	$7,978	$4,519	$21,037	$11,757

Basic earnings per common share:
Earnings per common share before extraordinary item and cumulative effect of change in accounting principle as reported	$0.14	$0.14	$0.36	$0.32
Goodwill amortization, net of applicable income tax benefit	—	0.01	—	0.02

Adjusted earnings per common share before extraordinary item	0.14	0.15	0.36	0.34
Extraordinary item—loss on early retirement of debt, net of applicable income tax benefit	—	(0.07)	—	(0.14)

Adjusted earnings per common share	$0.14	$0.08	$0.36	$0.20

Diluted earnings per common share:
Earnings per common share before extraordinary item and cumulative effect of change in accounting principle as reported	$0.13	$0.13	$0.35	$0.31
Goodwill amortization, net of applicable income tax benefit	—	0.01	—	0.02

Adjusted earnings per common share before extraordinary item	0.13	0.14	0.35	0.33
Extraordinary item—loss on early retirement of debt, net of applicable income tax benefit	—	(0.07)	—	(0.14)

Adjusted earnings per common share	$0.13	$0.07	$0.35	$0.19

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. This SFAS applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 will be effective for the Company's 2003 financial statements. The Company believes that this SFAS will not have a significant impact on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for 2002 financial statements and has not had a material effect on the Company's financial position or results of operations.

        The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002. SFAS No. 145 changes the criteria for reporting any gain or loss resulting from the extinguishment of debt as an extraordinary item for financial statements issued for fiscal years beginning after May 15, 2002. The Company believes that this SFAS will not have a significant impact on its results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that this SFAS will not have a significant impact on its results of operations or financial position.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

1.    Overview

        The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2002	2001		2002	2001
Net revenues—total	$199,647	$212,813	(6.2)%	$404,626	$422,535	(4.2)%
Major Las Vegas Operations (a)	191,954	200,670	(4.3)%	386,967	397,941	(2.8)%
Other Operations and Corporate (a)	7,693	12,143	(36.6)%	17,659	24,594	(28.2)%
Operating income (loss)—total	$37,586	$36,511	2.9%	$83,783	$78,143	7.2%
Major Las Vegas Operations (a)	47,626	46,257	3.0%	97,676	93,033	5.0%
Other Operations and Corporate (a)	(10,040)	(9,746)	(3.0)%	(13,893)	(14,890)	6.7%
Operating margin—total	18.8%	17.2%		20.7%	18.5%
Major Las Vegas Operations (a)	24.8%	23.1%		25.2%	23.4%
Cash flows from:
Operating activities	$31,669	$30,033	5.4%	$72,633	$71,078	2.2%
EBITDA, As Adjusted (b)—total	$60,269	$58,469	3.1%	$124,852	$117,288	6.4%
Major Las Vegas Operations (a)	65,695	63,143	4.0%	133,375	126,242	5.7%
Other Operations and Corporate (a)	(5,426)	(4,674)	(16.1)%	(8,523)	(8,954)	4.8%
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

(b)
EBITDA, As Adjusted consists of operating income plus depreciation, amortization, preopening expenses and impairment loss. We believe that in addition to cash flows and net income, EBITDA, As Adjusted is a useful financial performance measurement for assessing our operating performance. Together with net income and cash flows, EBITDA, As Adjusted provides investors with an additional basis to evaluate our ability to incur and service debt and incur capital expenditures. To evaluate EBITDA, As Adjusted and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation, amortization, preopening expenses and impairment loss, each of which can significantly affect our results of operations and liquidity and should be considered in evaluating our operating performance, cannot be determined from EBITDA, As Adjusted. Further, EBITDA, As Adjusted does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income, as an indicator of our operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or adjustments to such measures may calculate EBITDA, As Adjusted, or such adjustments in the same manner that we do, and therefore, our measure of EBITDA, As Adjusted may not be comparable to similarly titled measures used by other gaming companies.

2.    Results of Operations

        For the three months ended June 30, 2002, as compared to the three months ended June 30, 2001, consolidated net revenues decreased 6.2% to $199.6 million, while EBITDA, As Adjusted increased 3.1% to $60.3 million. For the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, consolidated net revenues decreased 4.2% to $404.6 million, while EBITDA, As Adjusted increased 6.4% to $124.9 million. The decrease in consolidated net revenues was due in part to the prior year including the operations of Southwest Gaming, which was sold on September 30, 2001. This decrease was offset slightly from the earnings of Green Valley Ranch Station joint venture, which opened on December 18, 2001.

        Combined net revenues for our Major Las Vegas Operations declined 4.3% to $192.0 million for the three months ended June 30, 2002, as compared to the same period in the prior year. For the six months ended June 30, 2002, as compared to the same period in the prior year, combined net revenues for our Major Las Vegas Operations declined 2.8% to $387.0 million. Our business is still somewhat impacted by the events of September 11, 2001. Although revenues have substantially recovered, the amount of revenue generated during each customer visit is still lower than in recent years. In addition, revenues at Sunset Station declined due to the impact from Green Valley Ranch Station. We have also faced other challenges including softer general economic conditions both nationally and in Las Vegas and road construction near Palace Station during the first quarter of 2002.

        Consolidated operating income increased 2.9% and 7.2% for the three and six months ended June 30, 2002, respectively, as compared to the three and six months ended June 30, 2001. This increase is due to an aggressive cost containment program we implemented as part of our continued focus on operating efficiencies and realizing synergies from the three acquired properties. As a result, our consolidated operating margin improved 1.7 and 2.2 percentage points in the three and six months ended June 30, 2002, respectively, as compared to the same periods in the prior year.

        The following table highlights the various sources of our revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2002	2001		2002	2001
Casino revenues	$160,090	$165,572	(3.3)%	$321,927	$327,719	(1.8)%
Casino expenses	63,070	72,270	(12.7)%	127,855	141,615	(9.7)%
Margin	60.6%	56.4%		60.3%	56.8%
Food and beverage revenues	$32,411	$36,201	(10.5)%	$66,250	$69,569	(4.8)%
Food and beverage expenses	19,288	21,307	(9.5)%	39,221	42,005	(6.6)%
Margin	40.5%	41.1%		40.8%	39.6%
Room revenues	$12,206	$12,343	(1.1)%	$24,821	$25,153	(1.3)%
Room expenses	4,733	4,858	(2.6)%	9,621	9,415	2.2%
Margin	61.2%	60.6%		61.2%	62.6%
Other revenues	$9,759	$17,377	(43.8)%	$20,933	$35,582	(41.2)%
Selling, general and administrative	$40,034	$39,199	2.1%	$79,445	$79,099	0.4%
Percent of net revenues	20.1%	18.4%		19.6%	18.7%
Corporate expense	$8,290	$6,246	32.7%	$16,042	$12,482	28.5%
Percent of net revenues	4.2%	2.9%		4.0%	3.0%

        Casino.    Casino revenues decreased 3.3% to $160.1 million for the three months ended June 30, 2002, as compared to $165.6 million for the three months ended June 30, 2001. Casino revenues decreased 1.8% to $321.9 million for the six months ended June 30, 2002, as compared to $327.7 million for the six months ended June 30, 2001. The decrease is a result of the same factors noted above affecting the combined net revenues for our Major Las Vegas Operations. The casino profit margin increased 4.2 percentage points for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The casino profit margin increased 3.5 percentage points for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. We were able to increase our casino profit margin, despite the revenue decline, by taking advantage of our size and scale and due to aggressive cost containment efforts throughout all areas of the casino particularly marketing through the use of technology with products such as the Boarding Pass Card, "Xtra Play Cash" and "Jumbo Bingo".

        Food and Beverage.    Food and beverage revenues decreased 10.5% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. Food covers declined 9.0% and the average guest check declined 6.0% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The reduction in food covers was due to various food promotional coupons that were offered in the three months ended June 30, 2001, which increased the covers during that period. The decrease in food covers was also due to increased competition in the market from restaurants in both gaming and non-gaming establishments. The decrease in the average guest check was primarily a result of selected menu price reductions. The food and beverage net profit margin decreased slightly by 0.7 percentage points for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001, primarily due to the decline in revenues.

        Food and beverage revenues decreased 4.8% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. Food covers remained relatively consistent for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. The average guest check decreased 6.6% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, primarily as a result of selected menu price reductions. The food and beverage net profit margin increased 1.2 percentage points for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. We were able to increase our food and beverage net profit margin, despite the decline in revenues, by taking advantage of economies of scale in terms of purchasing power as well as implementing additional cost cutting measures.

        Room.    Room revenues decreased 1.1% and 1.3% for the three and six months ended June 30, 2002, respectively, as compared to the three and six months ended June 30, 2001. Room occupancy increased to 88% for the three months ended June 30, 2002, as compared to 86% for the three months ended June 30, 2001, while the average daily room rate decreased to $52 for the three months ended June 30, 2002, from $55 for the three months ended June 30, 2001. Room occupancy increased to 91% for the six months ended June 30, 2002, as compared to 88% for the six months ended June 30, 2001, while the average daily room rate decreased to $51 from $57 for the respective periods. The events of September 11, 2001 have had a significant impact on room rates. While occupancy has increased, room rates remain lower than in prior periods.

        Other.    Other revenues primarily include revenue from the gift shops, bowling, entertainment, leased outlets and the arcades. Other revenues decreased 43.8% and 41.2% for the three and six months ended June 30, 2002, respectively, as compared to the three and six months ended June 30, 2001. This decrease was due primarily to the sale of Southwest Gaming on September 30, 2001, which provided slot route revenues of $7.8 million for the three months ended June 30, 2001 and $15.3 million for the six months ended June 30, 2001. Also included in other revenues for the six months ended June 30, 2002, were insurance proceeds of $1.6 million.

        Other operating expenses decreased 62.1% and 63.2% for the three and six months ended June 30, 2002, respectively, as compared to the same periods in the prior year. The decrease in other operating expenses was due primarily to the sale of Southwest Gaming mentioned above.

        Earnings of Green Valley Ranch Station Joint Venture.    Green Valley Ranch Station, located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada, opened on December 18, 2001. It is owned by a 50/50 joint venture between the Company and GCR Gaming, which is principally owned by members of the Greenspun family. We developed the project on 40 acres of a 170-acre multi-use commercial development. In addition to our 50 percent ownership, we are also the managing partner of Green Valley Ranch Station and receive a management fee for our services equal to two percent of the property's revenues and approximately five percent of EBITDA. For the three and six months ended June 30, 2002, we recorded earnings from this joint venture of $3.1 million and $6.9 million, respectively, which consists of our 50 percent share of operating revenue and our management fee. Included in the results for the three months ended June 30, 2002, is approximately $0.7 million for our pro-rata portion of the write-down of an investment in a restaurant at Green Valley Ranch Station.

        Selling, General and Administrative ("SG&A").    SG&A as a percent of net revenues, increased to 20.1% for the three months ended June 30, 2002, as compared to 18.4% for the three months ended June 30, 2001. SG&A expenses increased 2.1% to $40.0 million for the three months ended June 30, 2002, from $39.2 million for the three months ended June 30, 2001, primarily due to increases in land lease expenses in 2002. Also, a large portion of these costs are fixed, and as a result, as revenues declined the percentage of SG&A to net revenues increased.

        SG&A as a percent of net revenues, increased to 19.6% for the six months ended June 30, 2002, as compared to 18.7% for the six months ended June 30, 2001. SG&A expenses increased slightly to $79.4 million for the six months ended June 30, 2002, from $79.1 million for the six months ended June 30, 2001. The increase in SG&A expenses is a result of certain asset reserves and restructuring charges related to the consolidation of the corporate advertising and marketing departments, as well as increases in land lease expenses, which was offset by an aggressive cost containment program in addition to taking advantage of economies of scale in terms of marketing, advertising and promotions.

        Corporate Expense.    Corporate expense as a percentage of net revenues increased to 4.2% and 4.0% in the three and six months ended June 30, 2002, respectively, as compared to 2.9% and 3.0% in the three and six months ended June 30, 2001. A large portion of these costs are fixed, which causes an increase in the percentage of net revenues as revenues decline. In addition, we experienced an increase in litigation and charitable contributions as compared to the prior period.

        Depreciation and Amortization.    Depreciation and amortization increased 6.1% in the three months ended June 30, 2002 to $18.8 million, as compared to $17.7 million in the three months ended June 30, 2001. Depreciation and amortization increased 9.6% in the six months ended June 30, 2002 to $37.2 million, as compared to $33.9 million in the six months ended June 30, 2001. The increase is due primarily to capital spent throughout 2001, which included the retheming of The Reserve to a Fiesta-branded property, the purchase of new slot machines and a new slot system and the completion of the expansion project at Santa Fe Station.

        Preopening Expenses.    Preopening expenses for the three months ended June 30, 2001 were $0.2 million, which included costs incurred prior to the opening of Green Valley Ranch Station. Preopening expenses for the six months ended June 30, 2001 were $1.2 million, which included costs incurred prior to the acquisitions of Fiesta Rancho and Fiesta Henderson and costs incurred prior to the opening of Green Valley Ranch Station.

        Impairment Loss.    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", we recorded an impairment loss of $3.9 million and $4.0 million in the three months ended June 30, 2002 and 2001, respectively, to adjust the carrying value of our fixed assets and land held for development to their estimated fair value. In the three months ended June 30, 2002, we recorded an impairment loss related to the write-down of certain assets related to our investments in an Internet, intra-state gaming platform and related technology. In the three months ended June 30, 2001, we recorded an impairment loss with respect to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas. This impairment loss was necessary because, after evaluating all of our options, we determined not to develop a casino on this site.

        Interest Expense.    Interest costs incurred (expensed and capitalized) decreased 11.2% to $24.7 million for the three months ended June 30, 2002, from $27.8 million for the three months ended June 30, 2001. The decrease in interest expense is a result of a $51.2 million decrease in total long-term debt from June 30, 2001 to June 30, 2002. The decrease in interest expense is also related to a decrease in the average cost of debt to 8.20% for the three months ended June 30, 2002, from 8.95% for the three months ended June 30, 2001, which is directly related to the interest rate swaps that have converted a portion of our fixed-rate debt to a floating rate. The net effect of the interest rate swaps resulted in a reduction in interest expense of $3.0 million for the three months ended June 30, 2002, as compared to a reduction of $1.2 million for the three months ended June 30, 2001.

        Interest costs incurred (expensed and capitalized) decreased 11.3% to $49.9 million for the six months ended June 30, 2002, from $56.3 million for the six months ended June 30, 2001. This decrease is due in part to a $51.2 million decrease in total long-term debt from June 30, 2001 to June 30, 2002. The decrease in interest expense is also a result of a decrease in the average cost of debt to 8.14% for the six months ended June 30, 2002, from 9.21% for the six months ended June 30, 2001, which is directly related to the interest rate swaps that have converted a portion of our fixed-rate debt to a floating rate. The net effect of the interest rate swaps resulted in a reduction in interest expense of $6.2 million for the six months ended June 30, 2002, as compared to a reduction of $1.4 million for the six months ended June 30, 2001.

        Interest Expense from Joint Ventures.    For the three and six months ended June 30, 2002, we recorded $1.7 million and $3.1 million, respectively in interest expense related to our unconsolidated joint ventures. This reflects our 50 percent share of the interest expense of Green Valley Ranch Station and Barley's.

        Extraordinary Item.    During the three months ended March 31, 2001, we recorded an extraordinary charge of $4.2 million, net of the applicable tax benefit, related to the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem $100.0 million in principal amount of the 10 1/8% senior subordinated notes which were due in 2006. During the three months ended June 30, 2001, we recorded an extraordinary charge of $4.0 million, net of applicable tax benefit, to reflect the write-off of the unamortized discount, unamortized loans costs and the premium to redeem the remaining $98.0 million of principal of the 10 1/8% senior subordinated notes.

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

3.    Liquidity and Capital Resources

        During the six months ended June 30, 2002, we generated cash flows from operating activities of $72.6 million. At June 30, 2002, we had total available borrowings of $234.8 million under the Revolving Facility, of which $41.7 million was outstanding. Total available borrowings will reduce each quarter beginning on December 31, 2002, in accordance with the terms of the Revolving Facility (see "Description of Certain Indebtedness and Capital Stock"). We also had $63.1 million in cash and cash equivalents.

        During the six months ended June 30, 2002, total capital expenditures were $11.3 million, of which approximately (i) $1.3 million was related to the expansion at Santa Fe Station and (ii) $10.0 million was for maintenance capital expenditures and various other projects.

        Our primary cash requirements during the remainder of 2002 are expected to include (i) maintenance capital expenditures, (ii) approximately $6.4 million on an option to acquire 73 acres of land at Charleston Boulevard and Interstate 215 in Las Vegas (see "Future Development"), (iii) approximately $4.5 million for an option to purchase a 50 percent interest in Kerzner Interactive (see "Future Development"), (vi) principal and interest payments on indebtedness, (v) strategic land purchases throughout the Las Vegas area and (vi) opportunistic repurchases of our common stock. Our capital requirements during the remainder of 2002 may also include amounts necessary to fund the proposed development of the project with the United Auburn Indian Community to the extent development of such project is commenced in 2002. In addition, we have in the past, and may in the future, make acquisitions and enter into joint ventures on an opportunistic basis. While we have not entered into any agreement with respect to any such future acquisition or joint venture other than as disclosed in this report, our capital requirements during 2002 may include amounts necessary to permit us to pursue such expansion activities.

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

Future Development

  United Auburn Indian Community

        In October 1999, we entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Subject to the receipt of certain governmental approvals, we intend to develop a gaming and entertainment facility with the UAIC on 49 acres, located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. On March 15, 2002, the United States Department of the Interior published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take the 49-acre parcel into trust for the benefit of the UAIC. On April 3, 2002, the cities of Roseville and Rocklin, California and Citizens for Safer Communities filed a complaint (the "Complaint") in the United States District Court, District of Columbia (the "Court"), seeking declaratory and injunctive relief against the Department of the Interior, officials of the United States Department of the Interior and the United States of America regarding the Determination. The Complaint seeks judicial review of the Determination. On June 3, 2002, the UAIC filed a motion to intervene in the case. By order dated July 8, 2002, the Court granted the UAIC's motion to intervene. The UAIC and the defendants have filed motions to dismiss all of the plaintiffs' claims. The judge in this case has said that he intends to rule on or before September 9, 2002. There can be no assurances that the judge will actually rule by that date or that the ruling will be favorable. There can also be no assurances when or if the additional government approvals will be received. The scope and timing of this project have yet to be determined. As of June 30, 2002, we had approximately $12.7 million invested in the development of this project. In the event the land is not placed into trust, the majority of this investment would be written off.

  Kerzner Interactive

        In February 2002, we announced that we intend to purchase a 50 percent interest in Kerzner Interactive Limited (formerly SunOnline Limited) ("Kerzner Interactive"), a wholly owned subsidiary of Kerzner International Limited (formerly Sun International Hotels Limited) ("Kerzner"). Kerzner Interactive will be the exclusive vehicle for both Kerzner and us to pursue the Internet wagering business. In September 2001, Kerzner Interactive was awarded one of the first three online gaming licenses granted by the Isle of Man. In December 2001, Kerzner Interactive became the first Isle of Man licensee to commence operations when it launched its Internet wagering site. The transaction is subject to certain conditions, including Isle of Man regulatory approval. The Nevada Gaming Commission and Gaming Control Board are in the process of determining the standards to be applied to Nevada licensed companies that participate in Internet gaming operations. Once the standards are determined, we have the option to elect to proceed with the transaction. In July 2002, we converted our agreement to acquire a 50 percent interest in Kerzner Interactive into an option to do so, and paid $4.5 million for such option. In the event the purchase is not completed, this option payment would be written off.

  Land Acquisition

        We have acquired certain parcels of land in the Las Vegas valley as part of our development activities. Our decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to secure additional, acceptable financing in order to proceed with any particular project. As of June 30, 2002, we had $96.6 million of land held for development that consists primarily of four sites that are owned or leased, which comprise 151 acres. In addition, we have options to purchase a total of 66 acres adjacent to two of the sites. In February 2002, we sold ten acres from one of the sites for approximately $1.8 million and in April 2002, we sold another parcel for approximately $1.3 million. The Rhodes Ranch site consists of two parcels totaling 73 acres (we own 41 acres and have an option to purchase 32 acres), located at the intersection of Durango Road and the Southern Beltway/I-215 located in the southwest quadrant of Las Vegas. The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas. We are leasing (with an option to purchase) 34 acres of the site and have entered into an option to purchase the adjacent 34-acre parcel. We also own a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215 and a 27-acre gaming-entitled parcel at the intersection of Boulder Highway and Nellis Boulevard. In addition, we sold two parcels of land located near Sunset Station during the first quarter of 2002 for approximately $5.4 million.

        In July 2002, we announced that we have entered into an agreement that gives us the right to acquire approximately 73 acres of land in the Summerlin master-planned community in Las Vegas, Nevada. The land is located on Charleston Boulevard at the Interstate-215/Charleston interchange. The purchase price for the land is approximately $65 million. The agreement calls for a due diligence period, which expires in October 2002, at which time if we elect to proceed with the transaction, will be required to make a payment of $6.4 million, which will be fully applicable to the purchase price. Subject to the satisfactory completion of our due diligence, we anticipate completing the purchase during the second quarter of 2003.

Description of Certain Indebtedness and Capital Stock

  Revolving Facility

        In February 2001, we reduced the commitments under our existing bank credit facility (the "Revolving Facility") from $380.8 million to $300.8 million and then to $234.8 million in December 2001. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. The Revolving Facility matures on September 30, 2003. The availability under the Revolving Facility will reduce by $0.2 million on December 31, 2002, by $30.6 million on March 31, 2003 and June 30, 2003 and the remainder on September 30, 2003. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to EBITDA (each, as defined in the Revolving Facility). As of June 30, 2002, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.75%. The maximum margin for Eurodollar Rate borrowings is 3.00%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of June 30, 2002, our fee for the unfunded portion of the Revolving Facility was 50 basis points.

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

        As of June 30, 2002, the Borrowers' combined funded debt to Adjusted EBITDA ratio was 0.21 to 1.00 and their combined fixed charge coverage ratio for the preceding four quarters ended June 30, 2002 was 2.45 to 1.00. A tranche of the Revolving Facility contains a minimum tangible net worth requirement for Palace Station and certain restrictions on distributions of cash from Palace Station to the Company. As of June 30, 2002, Palace Station's tangible net worth exceeded the requirement by approximately $11.2 million. These covenants limit Palace Station's ability to make payments to the Company, a significant source of anticipated cash for us.

        In addition, the Revolving Facility has financial and other covenants relating to us, including a tangible net worth covenant. On October 26, 2001, we amended various covenants contained in the Revolving Facility, including a one-time waiver as of September 30, 2001, for the consolidated funded debt to Adjusted EBITDA ratio. The amendment also raised the maximum consolidated funded debt to Adjusted EBITDA ratio to no more than 6.00 to 1.00 on December 31, 2001 through June 30, 2002, which reduces to 5.75 to 1.00 on September 30, 2002 through December 31, 2002, to 5.25 to 1.00 on March 31, 2003 through June 30, 2003, and to 5.00 to 1.00 on September 30, 2003. Other covenants limit prepayments of indebtedness or rent (including, subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Revolving Facility also prohibits us from holding excess cash and cash equivalents. As of June 30, 2002, our consolidated funded debt to Adjusted EBITDA ratio was 5.14 to 1.00. We have pledged the stock of all of our major subsidiaries.

  Senior Subordinated Notes

        We have $720.2 million, net of unamortized discount of $4.7 million, of senior subordinated notes outstanding as of June 30, 2002, $150.0 million of these notes bear interest, payable semi-annually, at a rate of 9 3/4% per year, $199.9 million of these notes bear interest, payable semi-annually, at a rate of 8 7/8% per year and $375.0 million of these notes bear interest, payable semi-annually, at a rate of 9 7/8%

per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt and to pay dividends. At June 30, 2002, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.13 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restricts our ability to pay dividends on our capital stock. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

  Senior Notes

        In February 2001, we completed an offering of $300.0 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes bear interest at a rate equal to 8 3/8% per annum and were priced at par. The indentures governing the Senior Notes contain substantially the same covenants as our senior subordinated notes as well as a limitation on liens we may incur. The proceeds from the Senior Notes were used to repay amounts outstanding on the Revolving Facility and to redeem $100.0 million in principal amount of the 10 1/8% senior subordinated notes, which were due in 2006. The redemption of the senior subordinated notes was completed on March 15, 2001. We recorded an extraordinary charge of approximately $4.2 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

        In May 2001, we completed an additional offering of $100.0 million of the Senior Notes. The proceeds from the additional offering of the Senior Notes were used to redeem the remaining $98 million principal amount of the 10 1/8% senior subordinated notes, which were due in 2006. The redemption of the senior subordinated notes was completed on June 13, 2001. We recorded an extraordinary charge of approximately $4.0 million, net of the applicable tax benefit, related to the redemption of the senior subordinated notes.

  Interest Rate Swaps

        During 2001, we entered into various interest rate swaps with members of our bank group to manage interest expense. The interest rate swaps have converted a portion of our fixed-rate debt to a floating rate. As of June 30, 2002, we had interest rate swap agreements with a total notional amount of $300.0 million in which we pay a floating rate (weighted average at June 30, 2002 of approximately 5.38%) and we receive a fixed rate (weighted average at June 30, 2002 of approximately 9.56%). The net effect of the interest rate swaps resulted in a reduction in interest expense of $3.0 million and $6.2 million, respectively for the three and six months ended June 30, 2002. The interest rate swaps terminate as follows: $150.0 million in 2007, $50.0 million in 2008, and $100.0 million in 2010.

        The above interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded assets of $12.5 million and $5.5 million as of June 30, 2002 and December 31, 2001, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

  Green Valley Ranch Station Financing

        During the third quarter of 2001, we completed financing for Green Valley Ranch Station. The financing was completed with a group of banks, and provides for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points. Also during the third quarter of 2001, we entered into an agreement to swap the majority of this floating rate to a fixed rate that will approximate 6.9% during the term of the loan. The loan required a completion guaranty and a limited make-well of $44.0 million, if necessary (based on operating results of the property). Both the completion guaranty and make-well are joint and several obligations of each partner, with GCR Gaming's obligation collateralized. We were not required to make any payment related to the completion guaranty. As of June 30, 2002, we paid approximately $0.2 million as a result of the make-well agreement. The make-well agreement will terminate upon achieving a debt to EBITDA ratio of less than or equal to 3.00 to 1.00 and producing EBITDA before management fees of at least $42.0 million. In addition to the initial equity contributions and the bank financing, we have secured approximately $35.0 million of equipment financing.

  Common Stock

        We are authorized to issue up to 135,000,000 shares of our common stock, $0.01 par value per share, 66,172,463 shares of which were issued and 7,987,882 shares were held in treasury as of June 30, 2002. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

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

  Treasury Stock

        On July 27, 2001, our Board of Directors authorized the repurchase of an additional 10 million shares of our common stock. As a result, we are authorized to repurchase up to approximately 19.5 million shares of our common stock. In July 2000, we entered into an equity forward contract that allowed for shares of our common stock to be purchased by a financial institution and held on our behalf. In January 2001, we closed out the contract and purchased 3.2 million shares for approximately $46.0 million. As of June 30, 2002, we had acquired 8.0 million shares at a cost of $99.2 million, of which 1.0 million shares at a cost of $8.4 million were related to the sale of Southwest Gaming.

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

Critical Accounting Policies

  Significant Accounting Policies and Estimates

        We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the determination of bad debt reserves, the estimated useful lives assigned to our assets, asset impairment, insurance reserves, purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed where appropriate in this discussion and analysis and in the notes to our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2001.

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

        The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002. As a result, we recorded an impairment loss of $13.3 million, net of the applicable tax benefit, related to the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in our condensed consolidated statements of operations. Also, in connection with the acquisition of Fiesta Rancho, we are amortizing over five years certain additional intangible assets that have a net book value at June 30, 2002 of $4.1 million.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. This SFAS applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 will be effective for our 2003 financial statements. We believe that this SFAS will not have a significant impact on our financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for 2002 financial statements and has not had a material effect on our financial position or results of operations.

        The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002. SFAS No. 145 changes the criteria for reporting any gain or loss resulting from the extinguishment of debt as an extraordinary item for financial statements issued for fiscal years beginning after May 15, 2002. We believe that this SFAS will not have a significant impact on our results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We believe that this SFAS will not have a significant impact on our results of operations or financial position.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        As of June 30, 2002, there were no material changes to the information previously reported under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

        Station Casinos and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs.

  Poulos/Ahearn Case

        On April 26, 1994, a suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et al., as class representative, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Station Casinos. On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et al., as class representative, in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel/casino companies. The lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court for the District of Nevada (the "Nevada District Court"). On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff, Larry Schreier, et al., as class representative, in the Nevada District Court, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot machines, including the Company. Motions to dismiss the Poulos/Ahearn and Schreier cases were filed by defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996. On May 31, 1996, an Amended Complaint was filed, naming William H. Poulos, et al., as plaintiff. Defendants filed a motion to dismiss. On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to dismiss the Amended Complaint. In December 1996, the Court consolidated the Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants' Motions to Dismiss the Amended Complaints. The plaintiffs filed a Consolidated Amended Complaint on February 13, 1997. On or about December 19, 1997, the Court issued formal opinions granting in part and denying in part the defendants' motion to dismiss. In so doing, the Court ordered plaintiffs to file an amended complaint in accordance with the Court's orders in January of 1998. Accordingly, plaintiffs amended their complaint and filed it with the Nevada District Court in February 1998. The Company and all other defendants continue to deny the allegations contained in the amended complaint filed on behalf of plaintiffs. The plaintiffs are seeking compensatory, special, consequential, incidental, and punitive damages in unspecified amounts. On June 25, 2002, the Nevada District Court denied plaintiffs' motion for class certification. On July 11, 2002, plaintiffs filed a petition for permission to appeal such class certification ruling with the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit has yet to rule on that petition. While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs' claims are without merit and does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

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

  Harrah's Litigation

        On July 13, 2001, the Company and five of its major operating subsidiaries were named as defendants in a lawsuit brought by Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. in the United States District Court, District of Nevada (CV-S-01-0825-PMP-RJJ). The plaintiffs allege that the Company and its subsidiaries are liable for unspecified actual and punitive damages, and they seek injunctive and other relief, based on allegations that the Company's "Boarding Pass Rewards Program" infringes on various patents held by the plaintiffs. On October 5, 2001, the Company and the subsidiaries filed their answer and counterclaim. On April 4, 2002, plaintiffs filed an amended complaint, which added an affiliate of the Company as an additional defendant. On April 22, 2002, the Company and its subsidiaries and affiliate filed their amended answer and counterclaim. The amended counterclaim seeks a declaratory judgment that plaintiffs' patents (1) are not infringed by the Company's and the subsidiaries' actions, (2) are invalid under federal patent law, and (3) are rendered unenforceable due to plaintiffs' inequitable conduct. While no assurances can be made with respect to any litigation, the Company believes that the plaintiff's claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds—None.

Item 3. Defaults Upon Senior Securities—None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on May 22, 2002. At the meeting Frank J. Fertitta III, Lorenzo J. Fertitta and Delise F. Sartini were re-elected to the Board of Directors to serve for a term of three years until the 2005 Annual Meeting of Stockholders. The result of the stockholder vote for each nominee was as follows:

	In Favor	Withheld
Frank J. Fertitta III	51,847,242	4,630,355
Lorenzo J. Fertitta	51,847,557	4,630,040
Delise F. Sartini	51,847,269	4,630,328

        In addition to the directors elected above, the following directors continued in office: Glenn C. Christenson, Blake L. Sartini, Lowell H. Lebermann, Jr., James E. Nave and Timothy N. Poster.

        The stockholders also approved an amendment to the Company's Stock Compensation Program to afford the Program Administrators discretion to extend the expiration date of stock options listed under the Program, subject to certain limitations, with 37,840,827 shares in favor, 11,746,104 shares opposed and 6,890,666 shares abstained.

Item 5. Other Information—None.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits—

  No. 99: Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K—

  On May 23, 2002, the Company filed a current report on Form 8-K dated May 22, 2002, reporting items listed under Item 4 and Item 7.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS, INC., Registrant

DATE: August 13, 2002	/s/ GLENN C. CHRISTENSON Glenn C. Christenson, Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Accounting Officer)

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
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Part II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE