Form 10-Q
period 2002-09-30
STATION CASINOS INC
filed 2002-11-14
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-21640

STATION CASINOS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	88-0136443 (IRS Employer Identification No.)
2411 West Sahara Avenue, Las Vegas, Nevada (Address of principal executive offices)	89102 (zip code)
(702) 367-2411 (Registrant's telephone number, including area code)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common stock, $0.01 par value	Outstanding at October 31, 2002 57,768,580

STATION CASINOS, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STATION CASINOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$65,501	$66,117
Receivables, net	15,909	17,855
Inventories	4,360	4,454
Prepaid gaming tax	13,944	14,265
Prepaid expenses	7,388	6,080
Deferred income tax	5,706	4,262

Total current assets	112,808	113,033
Property and equipment, net	1,059,667	1,106,102
Goodwill and other intangibles, net	167,792	189,095
Land held for development	96,825	98,876
Investments in joint ventures	73,163	72,012
Other assets, net	95,222	77,004

Total assets	$1,605,477	$1,656,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$146,836	$332
Accounts payable	7,334	22,620
Accrued payroll and related	27,229	19,556
Construction contracts payable	5,174	9,575
Accrued interest payable	26,276	17,559
Accrued progressives	5,717	6,209
Accrued expenses and other current liabilities	28,849	32,955

Total current liabilities	247,415	108,806
Long-term debt, less current portion	1,024,210	1,236,758
Deferred income tax, net	52,283	40,453
Other long-term liabilities, net	20,335	21,201

Total liabilities	1,344,243	1,407,218

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 66,212,463 and 65,349,368 shares issued	447	441
Treasury stock, 8,472,882 and 7,987,882 shares, at cost	(105,059)	(99,248)
Additional paid-in capital	305,113	300,254
Deferred compensation — restricted stock	(17,984)	(19,510)
Other comprehensive loss	(1,642)	—
Retained earnings	80,359	66,967

Total stockholders' equity	261,234	248,904

Total liabilities and stockholders' equity	$1,605,477	$1,656,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating revenues:
Casino	$154,242	$165,696	$476,169	$493,415
Food and beverage	31,738	36,317	97,988	105,886
Room	11,473	11,025	36,294	36,178
Other	10,519	18,335	31,452	53,917
Earnings of Green Valley Ranch Station joint venture	3,733	—	10,601	—

Gross revenues	211,705	231,373	652,504	689,396
Promotional allowances	(17,241)	(18,960)	(53,414)	(54,448)

Net revenues	194,464	212,413	599,090	634,948

Operating costs and expenses:
Casino	62,955	74,066	190,810	215,681
Food and beverage	18,944	22,692	58,165	64,697
Room	4,629	4,968	14,250	14,383
Other	4,357	11,183	11,947	31,814
Selling, general and administrative	41,797	44,778	121,242	123,877
Corporate expense	7,785	7,167	23,827	19,649
Depreciation and amortization	17,657	17,959	54,850	51,894
Preopening expenses	—	757	—	1,966
Gain on sale of Southwest Gaming	—	(1,662)	—	(1,662)
Impairment loss	—	—	3,876	4,001

	158,124	181,908	478,967	526,300

Operating income	36,340	30,505	120,123	108,648

Other income (expense):
Interest expense, net	(24,923)	(24,353)	(72,724)	(73,645)
Interest expense from joint ventures	(1,605)	—	(4,739)	—
Loss on early retirement of debt	(1,427)	—	(1,427)	(12,732)
Other	616	1,027	1,160	1,220

	(27,339)	(23,326)	(77,730)	(85,157)

Income before income taxes and cumulative effect of change in accounting principle	9,001	7,179	42,393	23,491
Income tax provision	(3,330)	(2,584)	(15,685)	(8,584)

Income before cumulative effect of change in accounting principle	5,671	4,595	26,708	14,907
Cumulative effect of change in accounting principle, net of applicable income tax benefit of $7,170	—	—	(13,316)	—

Net income	$5,671	$4,595	$13,392	$14,907

Basic and diluted earnings per common share:
Income before cumulative effect of change in accounting principle:
Basic	$0.10	$0.08	$0.46	$0.26
Diluted	$0.09	$0.08	$0.44	$0.25
Net income:
Basic	$0.10	$0.08	$0.23	$0.26
Diluted	$0.09	$0.08	$0.22	$0.25
Weighted average common shares outstanding:
Basic	57,888	57,894	57,822	57,918
Diluted	60,321	59,788	60,682	60,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$13,392	$14,907

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,850	51,894
Goodwill impairment loss	20,486	—
Loss on early retirement of debt	1,427	12,732
Gain on sale of Southwest Gaming	—	(1,662)
Impairment loss	3,876	4,001
Amortization of debt discount and issuance costs	3,304	4,827
Changes in assets and liabilities:
Decrease in receivables, net	1,946	9,297
Increase in inventories and prepaid expenses	(935)	(7,592)
Increase in deferred income tax	10,386	8,925
Decrease in accounts payable	(15,315)	(10,224)
Increase in accrued expenses and other current liabilities	11,848	1,233
Other, net	(649)	(200)

Total adjustments	91,224	73,231

Net cash provided by operating activities	104,616	88,138

Cash flows from investing activities:
Capital expenditures	(15,637)	(418,452)
Proceeds from sale of land, property and equipment	12,300	11,399
Investments in joint ventures	(246)	(25,974)
Purchase of land held for development	—	(13,159)
(Decrease) increase in construction contracts payable	(4,401)	9,947
Other, net	(16,320)	(2,945)

Net cash used in investing activities	(24,304)	(439,184)

Cash flows from financing activities:
(Payments) borrowings under bank facility, net	(78,100)	26,000
Principal payments on notes payable	(3,545)	(5,609)
Proceeds from interest rate swap termination	5,842	—
Proceeds from the issuance of senior notes	—	400,000
Redemption of senior subordinated notes	—	(206,247)
Purchase of treasury stock	(5,811)	(47,561)
Debt issuance costs	(3,437)	(7,572)
Exercise of stock options	3,992	990
Other, net	131	1,538

Net cash (used in) provided by financing activities	(80,928)	161,539

Cash and cash equivalents:
Decrease in cash and cash equivalents	(616)	(189,507)
Balance, beginning of period	66,117	255,984

Balance, end of period	$65,501	$66,477

Supplemental cash flow disclosures:
Cash paid for interest, net of $2,065 and $8,273 capitalized	$58,933	$58,178
Cash paid (received) for income taxes, net	$546	$(12,798)
Sale of Southwest Gaming	$—	$8,440
Equipment purchases financed by debt	$—	$200

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

        Station Casinos, Inc. (the "Company"), a Nevada corporation, is a gaming and entertainment company that currently owns and operates eight major hotel/casino properties (one of which is 50 percent owned) and two smaller casino properties (one of which is 50 percent owned) in the Las Vegas metropolitan area. Until September 30, 2001, the Company also owned and provided slot route management services in southern Nevada. On January 4, 2001, the Company consummated the purchase of substantially all of the assets of the Fiesta Casino Hotel for a purchase price of $170 million and renamed the property Fiesta Rancho Casino Hotel in December 2001. On January 30, 2001, the Company consummated the purchase of substantially all of the assets of The Reserve Hotel & Casino for an aggregate purchase price of $71.8 million and renamed the property Fiesta Henderson Casino Hotel in December 2001. In addition, the Company opened Green Valley Ranch Station Casino, a 50% joint venture, on December 18, 2001.

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

        The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2001 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

2.    Investments in Joint Ventures

        The Company has investments in two 50% owned joint ventures, Green Valley Ranch Station and Barley's and a 6.7% investment in a joint venture that operates the Palms Casino Resort in Las Vegas, Nevada, that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of the joint ventures. The investment balance also includes interest capitalized during the construction period, which is amortized against the earnings of the joint venture. Investments in joint ventures consist of the following (amounts in thousands, unaudited):

	September 30, 2002	December 31, 2001
Green Valley Ranch Station (50.0%)	$53,628	$52,596
Barley's (50.0%)	2,745	2,608
Palms Casino Resort (6.7%)	16,790	16,808

Investments in joint ventures	$73,163	$72,012

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	September 30, 2002	December 31, 2001
Current assets	$44,758	$38,482
Property and equipment and other assets, net	541,495	566,845
Current liabilities	64,185	88,454
Long-term debt and other liabilities	216,390	191,584
Stockholders' equity	305,678	325,289

        Summarized results of operations for the joint ventures are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues	$70,215	$3,082	$199,532	$9,976
Operating costs and expenses	57,989	7,468	171,441	13,787
Operating income (loss)	12,226	(4,386)	28,091	(3,811)
Net income (loss)	6,562	(4,334)	12,478	(3,655)

  Green Valley Ranch Station

        Green Valley Ranch Station, located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada, opened on December 18, 2001. It is owned by a 50/50 joint venture between the Company and GCR Gaming, which is primarily owned by members of the Greenspun family. The Company developed the project on 40 acres of a 170-acre multi-use commercial development. The Company is the managing partner of Green Valley Ranch Station and receives a management fee for its services equal to two percent of the property's revenues and approximately five percent of EBITDA, as defined in the operating agreement.

        During the third quarter of 2001, the Company completed financing for Green Valley Ranch Station. The financing was completed with a group of banks, and provides for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points. Also during the third quarter of 2001, the Company entered into an agreement to swap the majority of this floating rate to a fixed rate that will approximate 6.9% during the term of the loan. The loan required a completion guaranty and a limited make-well of $44.0 million, if necessary (based on operating results of the property). Both the completion guaranty and make-well are joint and several obligations of each partner, with GCR Gaming's obligation collateralized. The Company was not required to make any payments related to the completion guaranty. As of September 30, 2002, the Company has paid approximately $0.2 million as a result of the make-well agreement. The make-well agreement will terminate upon achieving a debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees of at least $42.0 million. As of September 30, 2002, the debt to Adjusted EBITDA ratio was 4.25 to 1.00. In addition to the initial equity contributions and the bank financing, the Company has secured approximately $35.0 million of equipment financing.

        On December 31, 2001, Green Valley Ranch Station entered into an interest rate swap that is matched to a portion of its revolving facility, which terminates on December 29, 2006. The notional amount at December 31, 2001 was $100.0 million and increased to $120.0 million on March 28, 2002. At September 30, 2002, the notional amount was $111.0 million, which decreases by varying amounts each quarter until it reaches $20.0 million on September 29, 2006 through the termination date. In March 2002, Green Valley Ranch Station entered into an additional interest rate swap that terminates on March 28, 2007, and is matched to a portion of its equipment financing. The notional amount of this interest rate swap at September 30, 2002, was $27.0 million and decreases by $1.5 million each quarter. The interest rate swaps have converted a portion of Green Valley Ranch Station's floating rate debt to a fixed rate. As of September 30, 2002, Green Valley Ranch Station was paying a weighted average fixed rate of 4.33% on the interest rate swaps and was receiving a weighted average floating rate based on three-month LIBOR of 1.81%. These interest rate swaps were also priced to have no value at inception. As a result of the mark-to-market valuation of the interest rate swaps as of September 30, 2002, the Company recorded approximately $1.6 million for its share of the Green Valley Ranch Station interest rate swaps in other comprehensive loss in the condensed consolidated balance sheets.

3.    Long-term Debt

        Long-term debt consists of the following (amounts in thousands, unaudited):

	September 30, 2002	December 31, 2001
Revolving credit facility, $365.0 million limit at September 30, 2002, due September 30, 2007, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (4.6% at September 30, 2002)	$30,000	$108,100
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008	400,000	400,000
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, net of unamortized discount of $1.3 million at September 30, 2002	373,742	373,662
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	199,900	199,900
9 3/4% senior subordinated notes, interest payable semi-annually, principal due April 15, 2007, net of unamortized discount of $3.3 million at September 30, 2002 (redeemed on October 18, 2002 using the revolving credit facility)	146,699	146,287
Other long-term debt, collateralized by equipment, monthly installments including interest of 8.0% at September 30, 2002	137	3,682

Total long-term debt	1,150,478	1,231,631
Current portion of long-term debt	(146,836)	(332)
Market value of interest rate swaps	20,568	5,459

Total long-term debt, net	$1,024,210	$1,236,758

        In September 2002, the Company completed financing on a new $365 million revolving credit facility (the "Revolving Facility"). The Revolving Facility contains no principal amortization and matures in September 2007. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company's assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility). As of September 30, 2002, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.25%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.25%. As of September 30, 2002, the fee for the unfunded portion of the Revolving Facility was 0.50%.

        The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of September 30, 2002, the Borrowers' funded debt to Adjusted EBITDA ratio was 0.18 to 1.00 and the fixed charge coverage ratio was 2.77 to 1.00. In addition, the Revolving Facility has financial and other covenants relating to the Company, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 on September 30, 2002 through June 30, 2003, which reduces to 5.00 to 1.00 on September 30, 2003 through June 30, 2005, to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006, and to 4.00 to 1.00 on September 30, 2006. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. As of September 30, 2002, the Company's consolidated funded debt to Adjusted EBITDA ratio was 4.98 to 1.00. The Company has pledged the stock of all of its major subsidiaries. In September 2002, the Company recorded a loss on early retirement of debt of approximately $1.4 million to reflect the write-off of the unamortized loan costs on the previous revolving facility.

        In 2001, the Company completed offerings for a total of $400.0 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes bear interest at a rate equal to 8 3/8% per annum and were priced at par. The indentures governing the Senior Notes contain substantially the same covenants as the Company's senior subordinated notes as well as a limitation on liens the Company can incur. The proceeds from the Senior Notes were used to repay amounts outstanding on the previous revolving facility and to redeem the $198.0 million 10 1/8% senior subordinated notes, which were due in 2006. As a result of the redemption, the Company recorded a loss on early retirement of debt of approximately $12.7 million.

        The indentures governing the Company's senior subordinated notes (the "Notes") and senior notes (the "Indentures") contain certain customary financial and other covenants, which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At September 30, 2002, the Company's Consolidated Coverage Ratio (as defined in the Indentures) was 2.21 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event the Company's Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company's ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restricts the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

        During 2001, the Company entered into various interest rate swaps with members of its bank group to manage interest expense. The interest rate swaps have converted a portion of the Company's fixed-rate debt to a floating rate. As of September 30, 2002, the Company has interest rate swap agreements with a total notional amount of $150.0 million in which it pays a floating rate (weighted average at September 30, 2002 of approximately 4.97%) and receives a fixed rate (weighted average at September 30, 2002 of approximately 9.38%). The net effect of the interest rate swaps resulted in a reduction in interest expense of $2.9 million and $9.0 million for the three and nine months ended September 30, 2002, respectively. The interest rate swaps terminate as follows: $50.0 million in 2008 and $100.0 million in 2010.

        The above interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company's balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded assets of $14.8 million and $5.5 million as of September 30, 2002 and December 31, 2001, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

        On September 18, 2002, the Company announced its intention to redeem the $150 million 9 3/4% senior subordinated notes on October 18, 2002. The redemption was funded with proceeds from the Revolving Facility. As a result of the redemption, the Company will record a charge of approximately $10.1 million to reflect the write-off of the unamortized debt discount and unamortized loan costs during the three months ending December 31, 2002. This charge will be partially offset by approximately $5.7 million, which represents the gain relating to the unamortized mark-to-market adjustment of the senior subordinated notes, which arose from the interest rate swap termination discussed below.

        In September 2002, the Company terminated one of its interest rate swaps with a notional amount of $150 million, which was due to terminate in 2007. The interest rate swap was terminated at its market value and, as a result, the Company received approximately $5.8 million. This interest rate swap was tied directly to the $150 million 9 3/4% senior subordinated notes. The mark-to-market adjustment was amortized as a reduction of interest expense over the original contract life of the interest rate swap. When the $150 million 9 3/4% senior subordinated notes were redeemed on October 18, 2002, the unamortized portion of the mark-to-market adjustment of approximately $5.7 million was included in the calculation of the net loss on the early retirement of the related debt.

4.    Equity

        The Company is authorized to repurchase up to approximately 19.5 million shares of its common stock. During the three months ended September 30, 2002, the Company repurchased 485,000 shares of its common stock for approximately $5.8 million. As of September 30, 2002, the Company had acquired 8.5 million shares at a cost of $105.1 million.

        In July 2000, the Company entered into an equity forward contract that allowed for shares of the Company's common stock to be purchased by a financial institution and held on the Company's behalf. In January 2001, the Company closed out the contract and purchased 3.2 million shares for approximately $46.0 million. During 2001, the Company also sold put warrants on a total of 215,000 shares of its common stock and later in 2001, upon exercise of the put warrants, purchased the shares for $2.6 million. On September 30, 2001, the Company acquired approximately 1.0 million shares of its common stock at a cost of $8.4 million as a result of the sale of Southwest Gaming Services, Inc. (see Note 8).

        Comprehensive income is the total of net income and all other non-stockholder changes in equity. Comprehensive income for both the three and nine months ended September 30, 2002 amounted to approximately $4.0 million and $11.8 million, respectively as a reuslt of the mark-to-market valuation of the interest rate swaps of Green Valley Ranch Station of approximately $1.6 million, during the same periods.

        The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average common shares outstanding (used in calculation of basic earnings per share)	57,888	57,894	57,822	57,918
Potential dilution from the assumed exercise of stock options	2,433	1,894	2,860	2,124

Weighted average common and common equivalent shares (used in calculation of diluted earnings per share)	60,321	59,788	60,682	60,042

5.    Asset Impairment

        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an impairment loss of $3.9 million and $4.0 million in the nine months ended September 30, 2002 and 2001, respectively, to adjust the carrying value of its fixed assets and land held for development to their estimated fair value. In the nine months ended September 30, 2002, the Company recorded an impairment loss related to the write-down of certain assets related to its investments in an Internet, intra-state gaming platform and related technology. In the nine months ended September 30, 2001, the Company recorded an impairment loss with respect to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas. This impairment loss was necessary because after evaluating all of its options, the Company determined not to develop a casino on this site.

6.    Future Development

  United Auburn Indian Community

        In October 1999, the Company entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, the Company and the UAIC intend to develop Thunder Valley Casino, a gaming and entertainment facility, on 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC. The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the United States Department of the Interior's preliminary decision to accept the land into trust. Immediately following the District Court's decision, the plaintiffs appealed the decision to the Washington, D.C. court of appeals and filed an emergency motion for stay of the District Court's decision. The court of appeals denied plaintiffs' emergency action. Notwithstanding the denial of plaintiffs' emergency motion and the acceptance of the land into trust, there can be no assurances that plaintiffs will not seek other extraordinary remedies and there can be no assurances as to the ultimate outcome of plaintiffs' pending appeal.

        It is anticipated that Thunder Valley Casino will house between 1,256 and 1,906 Class III slot machines and approximately 100 table games, including a private VIP gaming area. The facility will have numerous dining and entertainment amenities, including a center pit bar, a 500-seat bingo room, three specialty restaurants, a 500-seat buffet, a food court and parking for over 3,000 vehicles. Construction began on October 26, 2002, and the Company anticipates that the casino will open during the summer of 2003 with the remainder of the facility to be completed during the fourth quarter of 2003. The cost of the project is expected to be approximately $215 million. The Company will also assist the UAIC in obtaining financing for the project through a group of lenders, with the Company providing a completion guaranty and credit support. The Company has submitted its Management Agreement for approval by the National Indian Gaming Commission (the "NIGC") to manage Thunder Valley Casino. There can also be no assurances when or if the Management Agreement will be approved by the NIGC. As of September 30, 2002, the Company had approximately $16 million invested in the development of Thunder Valley Casino. In the event the Management Agreement is not approved by the NIGC, the majority of this investment would be written off.

  Kerzner Interactive

        In February 2002, the Company announced that it intended to purchase a 50 percent interest in Kerzner Interactive Limited (formerly SunOnline Limited) ("Kerzner Interactive"), a wholly owned subsidiary of Kerzner International Limited (formerly Sun International Hotels Limited) ("Kerzner"). Kerzner Interactive will be the exclusive vehicle for both Kerzner and the Company to pursue the Internet wagering business. In September 2001, Kerzner Interactive was awarded one of the first three online gaming licenses granted by the Isle of Man. In December 2001, Kerzner Interactive became the first Isle of Man licensee to commence operations when it launched its Internet wagering site. The transaction is subject to certain conditions, including Isle of Man regulatory approval. The Nevada Gaming Commission and Gaming Control Board have not yet determined all of the standards to be applied to companies licensed in Nevada that participate in Internet gaming operations. As a result, in July 2002, the Company converted its agreement to acquire a 50 percent interest in Kerzner Interactive into an option to do so, and paid $4.5 million for such option. In the event the purchase is not completed, this option payment would be written off.

  Land Held for Development

        The Company has acquired certain parcels of land in the Las Vegas valley as part of its development activities. The Company's decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that the Company will be able to secure additional, acceptable financing in order to proceed with any particular project. As of September 30, 2002, the Company had $96.8 million of land held for development that consists primarily of four sites that are owned or leased, which comprise 151 acres. In addition, the Company has options to purchase a total of 66 acres adjacent to two of the sites. In February 2002, the Company sold ten acres from one of the sites for approximately $1.8 million and in April 2002 sold another parcel for approximately $1.3 million. In addition, the Company sold three parcels of land located near Sunset Station during 2002 for approximately $7.1 million.

        In July 2002, the Company announced that it has entered into an agreement that gives it the right to acquire approximately 73 acres of land in the Summerlin master-planned community in Las Vegas, Nevada. The land is located on Charleston Boulevard at the Interstate-215/Charleston interchange. The purchase price for the land is approximately $65 million. The agreement calls for a due diligence period, which expired in October 2002, at which time the Company exercised its option to purchase the property and made a payment of $6.4 million, which will be fully applicable to the purchase price. The Company anticipates completing the purchase during the second quarter of 2003.

7.    Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The Company believes that this SFAS will not have a significant impact on its results of operations or financial position.

        The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. The Company implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002. As a result, the Company recorded an impairment loss of $13.3 million, net of the applicable tax benefit, related to the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in the condensed consolidated statements of operations. Also, in connection with the acquisition of Fiesta Rancho, the Company is amortizing over five years certain additional intangible assets that have a net book value at September 30, 2002 of $3.8 million.

        The following tables illustrates what the effect of adopting SFAS No. 142 would have had on net income and earnings per common share for the three and nine months ended September 30, 2002 and 2001, adjusted to exclude amortization expense related to goodwill that is no longer being amortized (amounts in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income before cumulative effect of change in accounting principle as reported	$5,671	$4,595	$26,708	$14,907
Goodwill amortization, net of applicable income tax benefit	—	790	—	2,235

Adjusted net income	$5,671	$5,385	$26,708	$17,142

Basic earnings per common share before cumulative effect of change in accounting principle as reported	$0.10	$0.08	$0.46	$0.26
Goodwill amortization, net of applicable income tax benefit	—	0.01	—	0.04

Adjusted basic earnings per common share	$0.10	$0.09	$0.46	$0.30

Diluted earnings per common share before cumulative effect of change in accounting principle as reported	$0.09	$0.08	$0.44	$0.25
Goodwill ammortization, net of applicable income tax benefit	—	0.01	—	0.04

Adjusted diluted earnings per common share	$0.09	$0.09	$0.44	$0.29

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

        The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002. SFAS No. 145 changes the criteria for reporting any gain or loss resulting from the extinguishment of debt as an extraordinary item for financial statements issued for fiscal years beginning after May 15, 2002, although early adoption is encouraged. Such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. The Company adopted SFAS No. 145 for the quarter ending September 30, 2002, and has reclassified prior period losses on early retirement of debt as an item in other non-operating income (expense), rather than classified as an extraordinary item shown net of applicable tax benefit.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that this SFAS will not have a significant impact on its results of operations or financial position.

8.    Other Matters

        On September 30, 2001, the Company sold Southwest Gaming Services, Inc. ("SGSI"), its wholly owned subsidiary, to Blake L. Sartini, a director of the Company and its former executive vice-president and chief operating officer. The Company transferred its stock in SGSI to Mr. Sartini in exchange for the Company's common stock valued at approximately $8.4 million. The Company recorded a gain on the sale of $1.7 million in the three months ended September 30, 2001.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

1.    Overview

        The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent Change			Percent Change
	2002	2001		2002	2001
Net revenues—total	$194,464	$212,413	(8.5)%	$599,090	$634,948	(5.6)%
Major Las Vegas Operations (a)	186,112	200,706	(7.3)%	573,079	598,647	(4.3)%
Other Operations and Corporate (a)	8,352	11,707	(28.7)%	26,011	36,301	(28.3)%
Operating income (loss)—total	$36,340	$30,505	19.1%	$120,123	$108,648	10.6%
Major Las Vegas Operations (a)	41,794	37,355	11.9%	139,470	130,388	7.0%
Other Operations and Corporate (a)	(5,454)	(6,850)	20.4%	(19,347)	(21,740)	11.0%
Operating margin—total	18.7%	14.4%		20.1%	17.1%
Major Las Vegas Operations (a)	22.5%	18.6%		24.3%	21.8%
Cash flows from:
Operating activities	$31,983	$17,060	87.5%	$104,616	$88,138	18.7%
EBITDA, As Adjusted (b)—total	$53,997	$47,559	13.5%	$178,849	$164,847	8.5%
Major Las Vegas Operations (a)	58,719	54,646	7.5%	192,094	180,888	6.2%
Other Operations and Corporate (a)	(4,722)	(7,087)	33.4%	(13,245)	(16,041)	17.4%

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

(b)
EBITDA, As Adjusted consists of operating income plus depreciation, amortization, preopening expenses, gain on sale of Southwest Gaming and impairment loss. We believe that in addition to cash flows and net income, EBITDA, As Adjusted is a useful financial performance measurement for assessing our operating performance. Together with net income and cash flows from operating activities, EBITDA, As Adjusted provides investors with an additional basis to evaluate our ability to incur and service debt and incur capital expenditures. To evaluate EBITDA, As Adjusted and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation, amortization, preopening expenses, gain on sale of Southwest Gaming and impairment loss, each of which can significantly affect our results of operations and liquidity and should be considered in evaluating our operating performance, cannot be determined from EBITDA, As Adjusted. Further, EBITDA, As Adjusted does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income, as an indicator of our operating performance or to cash flows as a measure of liquidity. In addition, it should be noted that not all gaming companies that report EBITDA or adjustments to such measures may calculate EBITDA, As Adjusted, or such adjustments in the same manner that we do, and therefore, our measure of EBITDA, As Adjusted may not be comparable to similarly titled measures used by other gaming companies.

2.    Results of Operations

        For the three months ended September 30, 2002, as compared to the three months ended September 30, 2001, consolidated net revenues decreased 8.5% to $194.5 million, while EBITDA, As Adjusted increased 13.5% to $54.0 million. For the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, consolidated net revenues decreased 5.6% to $599.1 million, while EBITDA, As Adjusted increased 8.5% to $178.8 million. The decrease in consolidated net revenues was due in part to the prior year including the operations of Southwest Gaming, which was sold on September 30, 2001. This decrease was offset slightly from the earnings of Green Valley Ranch Station joint venture, which opened on December 18, 2001.

        Combined net revenues for our Major Las Vegas Operations declined 7.3% to $186.1 million for the three months ended September 30, 2002, as compared to the same period in the prior year. For the nine months ended September 30, 2002, as compared to the same period in the prior year, combined net revenues for our Major Las Vegas Operations declined 4.3% to $573.1 million. The decline in revenues is due in part to a general economic slowdown. Although the number of customer visits are consistent with the level of the prior year, the amount of revenue generated during each customer visit is still lower than in recent years. In addition, revenues at Sunset Station declined due to the impact from Green Valley Ranch Station. We have also faced other challenges including road construction near Palace Station during the first quarter of 2002.

        Consolidated operating income increased 19.1% and 10.6% for the three and nine months ended September 30, 2002, respectively, as compared to the three and nine months ended September 30, 2001. This increase is due to an aggressive cost containment program we implemented as part of our continued focus on operating efficiencies and realizing synergies from the three acquired properties and the opening of Green Valley Ranch Station. As a result, our consolidated operating margin improved 4.3 and 3.0 percentage points in the three and nine months ended September 30, 2002, respectively, as compared to the same periods in the prior year.

        The following table highlights the various sources of our revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent Change			Percent Change
	2002	2001		2002	2001
Casino revenues	$154,242	$165,696	(6.9)%	$476,169	$493,415	(3.5)%
Casino expenses	62,955	74,066	(15.0)%	190,810	215,681	(11.5)%
Margin	59.2%	55.3%		59.9%	56.3%
Food and beverage revenues	$31,738	$36,317	(12.6)%	$97,988	$105,886	(7.5)%
Food and beverage expenses	18,944	22,692	(16.5)%	58,165	64,697	(10.1)%
Margin	40.3%	37.5%		40.6%	38.9%
Room revenues	$11,473	$11,025	4.1%	$36,294	$36,178	0.3%
Room expenses	4,629	4,968	(6.8)%	14,250	14,383	(0.9)%
Margin	59.7%	54.9%		60.7%	60.2%
Other revenues	$10,519	$18,335	(42.6)%	$31,452	$53,917	(41.7)%
Selling, general and administrative	$41,797	$44,778	(6.7)%	$121,242	$123,877	(2.1)%
Percent of net revenues	21.5%	21.1%		20.2%	19.5%
Corporate expense	$7,785	$7,167	8.6%	$23,827	$19,649	21.3%
Percent of net revenues	4.0%	3.4%		4.0%	3.1%

        Casino.    Casino revenues decreased 6.9% to $154.2 million for the three months ended September 30, 2002, as compared to $165.7 million for the three months ended September 30, 2001. Casino revenues decreased 3.5% to $476.2 million for the nine months ended September 30, 2002, as compared to $493.4 million for the nine months ended September 30, 2001. The decrease is a result of the same factors noted above affecting the combined net revenues for our Major Las Vegas Operations. The casino profit margin increased 3.9 percentage points for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. The casino profit margin increased 3.6 percentage points for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. We were able to increase our casino profit margin, despite the revenue decline, by taking advantage of our size and scale and due to aggressive cost containment efforts throughout all areas of the casino, particularly marketing through the use of technology with products such as the Boarding Pass Card, "Xtra Play Cash" and "Jumbo Bingo".

        Food and Beverage.    Food and beverage revenues decreased 12.6% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. Food covers declined 12.4% and the average guest check declined 4.8% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. The reduction in food covers was due to various food promotional coupons that were offered in the three months ended September 30, 2001, which increased the covers during that period. The decrease in food covers was also due to increased competition in the market from new restaurants. The decrease in the average guest check was primarily a result of selected menu price reductions. The food and beverage net profit margin increased by 2.8 percentage points for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001, primarily due to the aggressive cost containment efforts mentioned above.

        Food and beverage revenues decreased 7.5% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. Food covers declined 5.0% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. The average guest check decreased 4.8% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, primarily as a result of selected menu price reductions. The food and beverage net profit margin increased 1.7 percentage points for the nine months ended

September 30, 2002, as compared to the nine months ended September 30, 2001. We were able to increase our food and beverage net profit margin, despite the decline in revenues, by taking advantage of economies of scale in terms of purchasing power as well as implementing additional cost cutting measures.

        Room.    Room revenues increased 4.1% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. Room revenues for the nine months ended September 30, 2002 were consistent with those for the same period in the prior year. Room occupancy increased to 90% for the three months ended September 30, 2002, as compared to 88% for the three months ended September 30, 2001, while the average daily room rate remained constant at $47 for the same periods. Room occupancy increased to 91% for the nine months ended September 30, 2002, as compared to 88% for the nine months ended September 30, 2001, while the average daily room rate decreased to $50 from $53 for the same periods. The events of September 11, 2001 have had a significant impact on room rates. While occupancy has increased, room rates remain lower than in prior periods.

        Other.    Other revenues primarily include revenue from the gift shops, bowling, entertainment, leased outlets and arcades. Other revenues decreased 42.6% and 41.7% for the three and nine months ended September 30, 2002, respectively, as compared to the three and nine months ended September 30, 2001. This decrease was due primarily to the sale of Southwest Gaming on September 30, 2001, which provided slot route revenues of $7.6 million for the three months ended September 30, 2001 and $22.9 million for the nine months ended September 30, 2001. Also included in other revenues for the nine months ended September 30, 2002, were insurance proceeds of $1.6 million.

        Other operating expenses decreased 61.0% and 62.4% for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in the prior year. The decrease in other operating expenses was due primarily to the sale of Southwest Gaming mentioned above.

        Earnings of Green Valley Ranch Station Joint Venture.    Green Valley Ranch Station, located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada, opened on December 18, 2001. It is owned by a 50/50 joint venture between the Company and GCR Gaming, which is principally owned by members of the Greenspun family. We developed the project on 40 acres of a 170-acre multi-use commercial development. In addition to our 50 percent ownership, we are also the managing partner of Green Valley Ranch Station and receive a management fee for our services equal to two percent of the property's revenues and approximately five percent of EBITDA. For the three and nine months ended September 30, 2002, we recorded earnings from this joint venture of $3.7 million and $10.6 million, respectively, which consists of our 50 percent share of operating revenue and our management fee. Included in the results for the nine months ended September 30, 2002, is approximately $0.7 million for our pro-rata portion of the write-down of an investment in a restaurant at Green Valley Ranch Station.

        Selling, General and Administrative ("SG&A").    SG&A as a percent of net revenues, increased to 21.5% for the three months ended September 30, 2002, as compared to 21.1% for the three months ended September 30, 2001. SG&A as a percent of net revenues, increased to 20.2% for the nine months ended September 30, 2002, as compared to 19.5% for the nine months ended September 30, 2001. A large portion of these costs are fixed, and as a result, as revenues declined the percentage of SG&A to net revenues increased. SG&A expenses decreased 6.7% to $41.8 million for the three months ended September 30, 2002, from $44.8 million for the three months ended September 30, 2001. SG&A expenses decreased 2.1% to $121.2 million for the nine months ended September 30, 2002, from $123.9 million for the nine months ended September 30, 2001. The decrease in SG&A expenses is a result of an aggressive cost containment program in addition to taking advantage of economies of scale in terms of marketing, advertising and promotions, despite an increase in energy costs.

        Corporate Expense.    Corporate expense as a percentage of net revenues increased to 4.0% in the three months ended September 30, 2002 as compared to 3.4% in the three months ended September 30, 2001. Corporate expense as a percentage of net revenues increased to 4.0% in the nine months ended September 30, 2002 as compared to 3.1% in the nine months ended September 30, 2001. A large portion of these costs are fixed, which causes an increase in the percentage of net revenues as revenues decline. In addition, we experienced an increase in litigation costs, which included approximately $1.1 million related to the Harrah's patent litigation during the three months ended September 30, 2002, as well as an increase in political contributions as compared to the prior period.

        Depreciation and Amortization.    Depreciation and amortization decreased 1.7% in the three months ended September 30, 2002 to $17.7 million, as compared to $18.0 million in the three months ended September 30, 2001. This decrease was due in part to a portion of the original equipment at Sunset Station having been fully depreciated as of September 30, 2002. Depreciation and amortization increased 5.7% in the nine months ended September 30, 2002 to $54.9 million, as compared to $51.9 million in the nine months ended September 30, 2001. The increase is due primarily to capital spent throughout 2001, which included the retheming of The Reserve to a Fiesta-branded property, the purchase of new slot machines and a new slot system and the completion of the expansion project at Santa Fe Station.

        Preopening Expenses.    Preopening expenses for the three months ended September 30, 2001 were $0.8 million, which included costs incurred prior to the opening of Green Valley Ranch Station. Preopening expenses for the nine months ended September 30, 2001 were $2.0 million, which included costs incurred prior to the acquisitions of Fiesta Rancho and Fiesta Henderson and costs incurred prior to the opening of Green Valley Ranch Station.

        Gain on Sale of Southwest Gaming.    On September 30, 2001, we sold Southwest Gaming Services, Inc. ("SGSI"), our wholly owned subsidiary, to Blake L. Sartini, a director of the Company and our former executive vice-president and chief operating officer. We transferred our stock in SGSI to Mr. Sartini in exchange for our common stock valued at approximately $8.4 million. We recorded a gain on the sale of $1.7 million in the three months ended September 30, 2001.

        Impairment Loss.    In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", we recorded an impairment loss of $3.9 million and $4.0 million in the nine months ended September 30, 2002 and 2001, respectively, to adjust the carrying value of our fixed assets and land held for development to their estimated fair value. In the nine months ended September 30, 2002, we recorded an impairment loss related to the write-down of certain assets related to our investments in an Internet, intra-state gaming platform and related technology. In the nine months ended September 30, 2001, we recorded an impairment loss with respect to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas. This impairment loss was necessary because after evaluating all of our options, we determined not to develop a casino on this site.

        Interest Expense.    Interest costs incurred (expensed and capitalized) decreased 9.6% to $24.9 million for the three months ended September 30, 2002, from $27.6 million for the three months ended September 30, 2001. The decrease in interest expense is a result of a $63.0 million decrease in total long-term debt from September 30, 2001 to September 30, 2002. The decrease in interest expense is also related to a decrease in the average cost of debt to 8.19% for the three months ended September 30, 2002, from 8.55% for the three months ended September 30, 2001, which is directly related to the interest rate swaps that have converted a portion of our fixed-rate debt to a floating rate. The net effect of the interest rate swaps resulted in a reduction in interest expense of $2.9 million for the three months ended September 30, 2002, as compared to a reduction of $1.5 million for the three months ended September 30, 2001.

        Interest costs incurred (expensed and capitalized) decreased 10.7% to $74.9 million for the nine months ended September 30, 2002, from $83.9 million for the nine months ended September 30, 2001. This decrease is due in part to a $63.0 million decrease in total long-term debt from September 30, 2001 to September 30, 2002. The decrease in interest expense is also a result of a decrease in the average cost of debt to 8.15% for the nine months ended September 30, 2002, from 8.99% for the nine months ended September 30, 2001, which is directly related to the interest rate swaps that have converted a portion of our fixed-rate debt to a floating rate. The net effect of the interest rate swaps resulted in a reduction in interest expense of $9.0 million for the nine months ended September 30, 2002, as compared to a reduction of $2.4 million for the nine months ended September 30, 2001.

        Interest Expense from Joint Ventures.    For the three and nine months ended September 30, 2002, we recorded $1.6 million and $4.7 million, respectively in interest expense related to our unconsolidated joint ventures.

        Loss on Early Retirement of Debt.    The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002. SFAS No. 145 changes the criteria for reporting any gain or loss resulting from the extinguishment of debt as an extraordinary item for financial statements issued for fiscal years beginning after May 15, 2002, although early adoption is encouraged. Such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. We adopted SFAS No. 145 for the quarter ending September 30, 2002, and have reclassified prior period losses on early retirement of debt as an item in other non-operating income (expense), rather than classified as an extraordinary item shown net of applicable tax benefit.

        During the three months ended September 30, 2002, we recorded a charge of approximately $1.4 million to reflect the write-off of the unamortized loan costs on the previous revolving facility (see—"Liquidity and Capital Resources—Description of Certain Indebtedness and Capital Stock"). During 2001, we recorded a loss on early retirement of debt of $12.7 million related to the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the $198.0 million 10 1/8% senior subordinated notes which were due in 2006.

        Change in Accounting Principle.    The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002. As a result, we recorded an impairment loss of $13.3 million, net of the applicable tax benefit, related to the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in our condensed consolidated statements of operations. Also, in connection with the acquisition of Fiesta Rancho, we are amortizing over five years certain additional intangible assets that have a net book value at September 30, 2002 of $3.8 million.

3.    Liquidity and Capital Resources

        During the nine months ended September 30, 2002, we generated cash flows from operating activities of $104.6 million. At September 30, 2002, we had total available borrowings of $365.0 million under the Revolving Facility, of which $30.0 million was outstanding. In October 2002, the Company funded the $155.8 million in costs related to the redemption of the $150 million 9 3/4% senior subordinated notes with the Revolving Facility (see "Description of Certain Indebtedness and Capital Stock"). We also had $65.5 million in cash and cash equivalents.

        During the nine months ended September 30, 2002, total capital expenditures were $15.6 million, of which approximately (i) $1.3 million was related to the expansion at Santa Fe Station and (ii) $14.3 million was for maintenance capital expenditures and various other projects. We also purchased 485,000 shares of our common stock for approximately $5.8 million.

        Our primary cash requirements during the remainder of 2002 are expected to include (i) maintenance capital expenditures, (ii) approximately $6.4 million on an option to acquire 73 acres of land at Charleston Boulevard and Interstate 215 in Las Vegas (see "Future Development"), (iii) principal and interest payments on indebtedness, (iv) strategic land purchases throughout the Las Vegas area and (v) opportunistic repurchases of our common stock. Our capital requirements during the remainder of 2002 may also include amounts necessary to fund the development of the Thunder Valley Casino project with the United Auburn Indian Community (the "UAIC"). Funding under the bank financing cannot begin until our Management Agreement with the UAIC is approved by the National Indian Gaming Commission (the "NIGC"). We cannot control or predict when NIGC approval will be received and, as a result, the amounts advanced to the UAIC for the development of the Thunder Valley Casino could be significant. Once the bank financing for this project has been obtained by the UAIC, we expect to be repaid all amounts paid on behalf of the UAIC for development costs (see "Future Development").

        Our primary cash requirements for 2003 are expected to include (i) $58.6 million for the remaining balance of the purchase price for the 73 acres of land at Charleston Boulevard and Interstate 215, (ii) approximately $30.0 million for maintenance capital expenditures (iii) principal and interest payments on indebtedness, (iv) strategic land purchases throughout the Las Vegas area and (v) opportunistic repurchases of our common stock. In addition, we have in the past, and may in the future, make acquisitions, complete master-planned expansions, complete other development projects and enter into joint ventures. While we have not entered into any agreement with respect to any such future acquisition or joint venture other than as disclosed in this report, our capital requirements during 2002 and 2003 may include amounts necessary to permit us to pursue such expansion activities.

        We believe that cash flows from operations, borrowings under the Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2002 and 2003. However, we are continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

Future Development

  United Auburn Indian Community

        In October 1999, we entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, we intend to develop, with the UAIC, Thunder Valley Casino, a gaming and entertainment facility, on 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC. The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the United States Department of the Interior's preliminary decision to accept the land into trust. Immediately following the District Court's decision, the plaintiffs appealed the decision to the Washington, D.C. court of appeals and filed an emergency motion for stay of the District Court's decision. The court of appeals denied plaintiffs' emergency action. Notwithstanding the denial of plaintiffs' emergency motion and the acceptance of the land into trust, there can be no assurances that plaintiffs will not seek other extraordinary remedies and there can be no assurances as to the ultimate outcome of plaintiffs' pending appeal.

        It is anticipated that Thunder Valley Casino will house between 1,256 and 1,906 Class III slot machines and approximately 100 table games, including a private VIP gaming area. The facility will have numerous dining and entertainment amenities, including a center pit bar, a 500-seat bingo room, three specialty restaurants, a 500-seat buffet, a food court and parking for over 3,000 vehicles. Construction began on October 26, 2002, and we anticipate that the casino will open during the summer of 2003 with the remainder of the facility to be completed during the fourth quarter of 2003. The cost of the project is expected to be approximately $215 million. We will also assist the UAIC in obtaining financing for the project through a group of lenders, and will provide a completion guaranty and credit support. We have submitted our Management Agreement for approval by the National Indian Gaming Commission (the "NIGC") to manage Thunder Valley Casino. There can also be no assurances when or if the Management Agreement will be approved by the NIGC. As of September 30, 2002, we had approximately $16 million invested in the development of Thunder Valley Casino. In the event the Management Agreement is not approved by the NIGC, the majority of this investment would be written off.

  Kerzner Interactive

        In February 2002, we announced that we intended to purchase a 50 percent interest in Kerzner Interactive Limited (formerly SunOnline Limited) ("Kerzner Interactive"), a wholly owned subsidiary of Kerzner International Limited (formerly Sun International Hotels Limited) ("Kerzner"). Kerzner Interactive will be the exclusive vehicle for both Kerzner and us to pursue the Internet wagering business. In September 2001, Kerzner Interactive was awarded one of the first three online gaming licenses granted by the Isle of Man. In December 2001, Kerzner Interactive became the first Isle of Man licensee to commence operations when it launched its Internet wagering site. The transaction is subject to certain conditions, including Isle of Man regulatory approval. The Nevada Gaming Commission and Gaming Control Board have not yet determined all of the standards to be applied to companies licensed in Nevada that participate in Internet gaming operations. As a result, in July 2002, we converted our agreement to acquire a 50 percent interest in Kerzner Interactive into an option to do so, and paid $4.5 million for such option. In the event the purchase is not completed, this option payment would be written off.

  Land Acquisition

        We have acquired certain parcels of land in the Las Vegas valley as part of our development activities. Our decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to secure additional, acceptable financing in order to proceed with any particular project. As of September 30, 2002, we had $96.8 million of land held for development that consists primarily of four sites that are owned or leased, which comprise 151 acres. In addition, we have options to purchase a total of 66 acres adjacent to two of the sites. In February 2002, we sold ten acres from one of the sites for approximately $1.8 million and in April 2002, we sold another parcel for approximately $1.3 million. The Rhodes Ranch site consists of two parcels totaling 73 acres (we own 41 acres and have an option to purchase 32 acres), located at the intersection of Durango Road and the Southern Beltway/I-215 located in the southwest quadrant of Las Vegas. The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas. We are leasing (with an option to purchase) 34 acres of the site and have entered into an option to purchase the adjacent 34-acre parcel. We also own a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215 and a 27-acre gaming-entitled parcel at the intersection of Boulder Highway and Nellis Boulevard. In addition, we sold three parcels of land located near Sunset Station during 2002 for approximately $7.1 million.

        In July 2002, we announced that we have entered into an agreement that gives us the right to acquire approximately 73 acres of land in the Summerlin master-planned community in Las Vegas, Nevada. The land is located on Charleston Boulevard at the Interstate-215/Charleston interchange. The purchase price for the land is approximately $65 million. The agreement calls for a due diligence period, which expired in October 2002, at which time we exercised our option to purchase the property and made a payment of $6.4 million, which will be fully applicable to the purchase price. We anticipate completing the purchase during the second quarter of 2003.

Description of Certain Indebtedness and Capital Stock

  Revolving Facility

        In September 2002, we completed financing on a new $365 million revolving credit facility (the "Revolving Facility"). The Revolving Facility contains no principal amortization and matures in September 2007. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility). As of September 30, 2002, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.25%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.25%. As of September 30, 2002, the fee for the unfunded portion of the Revolving Facility was 0.50%.

        The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of September 30, 2002, the Borrowers' funded debt to

Adjusted EBITDA ratio was 0.18 to 1.00 and the fixed charge coverage ratio was 2.77 to 1.00. In addition, the Revolving Facility has financial and other covenants relating to us, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 on September 30, 2002 through June 30, 2003, which reduces to 5.00 to 1.00 on September 30, 2003 through June 30, 2005, to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006, and to 4.00 to 1.00 on September 30, 2006. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. As of September 30, 2002, our consolidated funded debt to Adjusted EBITDA ratio was 4.98 to 1.00. We have pledged the stock of all of our major subsidiaries. In September 2002, we recorded a loss on early retirement of debt of approximately $1.4 million to reflect the write-off of the unamortized loan costs on the previous revolving facility.

  Senior Subordinated Notes

        We have $720.3 million, net of unamortized discount of $4.6 million, of senior subordinated notes outstanding as of September 30, 2002, $150.0 million of these notes bear interest, payable semi-annually, at a rate of 9 3/4% per year, $199.9 million of these notes bear interest, payable semi-annually, at a rate of 8 7/8% per year and $375.0 million of these notes bear interest, payable semi-annually, at a rate of 9 7/8% per year (collectively the "Notes"). The indentures governing the Notes (the "Indentures") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt and to pay dividends. At September 30, 2002, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.21 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restricts our ability to pay dividends on our capital stock. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

        On September 18, 2002, we announced our intention to redeem the $150 million 9 3/4% senior subordinated notes on October 18, 2002. The redemption was funded with proceeds from the Revolving Facility. As a result of the redemption, we will record a charge of approximately $10.1 million to reflect the write-off of the unamortized debt discount and unamortized loan costs during the three months ending December 31, 2002. This charge will be partially offset by approximately $5.7 million, which represents the gain relating to the unamortized mark-to-market adjustment of the senior subordinated notes, which arose from the interest rate swap termination discussed below.

  Senior Notes

        In 2001, we completed offerings for a total of $400.0 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes bear interest at a rate equal to 8 3/8% per annum and were priced at par. The indentures governing the Senior Notes contain substantially the same covenants as our senior subordinated notes as well as a limitation on liens we can incur. The proceeds from the Senior Notes were used to repay amounts outstanding on the previous revolving facility and to redeem the $198.0 million 10 1/8% senior subordinated notes, which were due in 2006. As a result of the redemption, we recorded a loss on early retirement of debt of approximately $12.7 million.

  Interest Rate Swaps

        During 2001, we entered into various interest rate swaps with members of our bank group to manage interest expense. The interest rate swaps have converted a portion of our fixed-rate debt to a floating rate. As of September 30, 2002, we have interest rate swap agreements with a total notional amount of $150.0 million in which we pay a floating rate (weighted average at September 30, 2002 of approximately 4.97%) and receive a fixed rate (weighted average at September 30, 2002 of approximately 9.38%). The net effect of the interest rate swaps resulted in a reduction in interest expense of $2.9 million and $9.0 million for the three and nine months ended September 30, 2002, respectively. The interest rate swaps terminate as follows: $50.0 million in 2008 and $100.0 million in 2010.

        The above interest rate swaps qualify for the "shortcut" method allowed under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded assets of $14.8 million and $5.5 million as of September 30, 2002 and December 31, 2001, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

        In September 2002, we terminated one of our interest rate swaps with a notional amount of $150 million, which was due to terminate in 2007. The interest rate swap was terminated at its market value and, as a result, we received approximately $5.8 million. This interest rate swap was tied directly to the $150 million 9 3/4% senior subordinated notes. The mark-to-market adjustment was amortized as a reduction of interest expense over the original contract life of the interest rate swap. When the $150 million 9 3/4% senior subordinated notes were redeemed on October 18, 2002, the unamortized portion of the mark-to-market adjustment of approximately $5.7 million was included in the calculation of the net loss on the early retirement of the related debt.

  Green Valley Ranch Station Financing

        During the third quarter of 2001, we completed financing for Green Valley Ranch Station. The financing was completed with a group of banks, and provides for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points. Also during the third quarter of 2001, we entered into an agreement to swap the majority of this floating rate to a fixed rate that will approximate 6.9% during the term of the loan. The loan required a completion guaranty and a limited make-well of $44.0 million, if necessary (based on operating results of the property). Both the completion guaranty and make-well are joint and several obligations of each partner, with GCR Gaming's obligation collateralized. We were not required to make any payments related to the completion guaranty. As of September 30, 2002, we paid approximately $0.2 million as a result of the make-well agreement. The make-well agreement will terminate upon achieving a debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees of at least $42.0 million. As of September 30, 2002, the debt to Adjusted EBITDA ratio was 4.25 to 1.00. In addition to the initial equity contributions and the bank financing, we have secured approximately $35.0 million of equipment financing.

        On December 31, 2001, Green Valley Ranch Station entered into an interest rate swap that is matched to a portion of its revolving facility, which terminates on December 29, 2006. The notional amount at December 31, 2001 was $100.0 million and increased to $120.0 million on March 28, 2002. At September 30, 2002, the notional amount was $111.0 million, which decreases by varying amounts each quarter until it reaches $20.0 million on September 29, 2006 through the termination date. In

March 2002, Green Valley Ranch Station entered into an additional interest rate swap that terminates on March 28, 2007, and is matched to a portion of its equipment financing. The notional amount of this interest rate swap at September 30, 2002, was $27.0 million and decreases by $1.5 million each quarter. The interest rate swaps have converted a portion of Green Valley Ranch Station's floating rate debt to a fixed rate. As of September 30, 2002, Green Valley Ranch Station was paying a weighted average fixed rate of 4.33% on the interest rate swaps and was receiving a weighted average floating rate based on three-month LIBOR of 1.81%. These interest rate swaps were also priced to have no value at inception. As a result of the mark-to-market valuation of the interest rate swaps as of September 30, 2002, we recorded approximately $1.6 million for our share of the Green Valley Ranch Station interest rate swaps in other comprehensive loss in the condensed consolidated balance sheets.

  Common Stock

        We are authorized to issue up to 135,000,000 shares of our common stock, $0.01 par value per share, 66,212,463 shares of which were issued and 8,472,882 shares were held in treasury as of September 30, 2002. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

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

  Treasury Stock

        We are authorized to repurchase up to approximately 19.5 million shares of our common stock. During the three months ended September 30, 2002, we repurchased 485,000 shares of our common stock for approximately $5.8 million. As of September 30, 2002, we had acquired 8.5 million shares at a cost of $105.1 million.

        In July 2000, we entered into an equity forward contract that allowed for shares of our common stock to be purchased by a financial institution and held on our behalf. In January 2001, we closed out the contract and purchased 3.2 million shares for approximately $46.0 million. During 2001, we also sold put warrants on a total of 215,000 shares of our common stock and later in 2001, upon exercise of the put warrants, purchased the shares for $2.6 million. On September 30, 2001, we acquired approximately 1.0 million shares of our common stock at a cost of $8.4 million as a result of the sale of Southwest Gaming Services, Inc.

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

  Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. We believe that this SFAS will not have a significant impact on our results of operations or financial position.

        The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. See "Results of Operations—Change in Accounting Principle."

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

        The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" in April 2002. See "Results of Operations—Loss on Early Retirement of Debt."

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We believe that this SFAS will not have a significant impact on our results of operations or financial position.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        In September 2002, we completed financing on a new $365 million Revolving Facility and retired the previous revolving facility, which had a maturity date of September 2003. The Revolving Facility contains no principal amortization and matures in September 2007.

        In September 2002, we terminated one of our interest rate swaps with a notional amount of $150 million, which was due to terminate in 2007. This interest rate swap was tied directly to the $150 million 9 3/4% senior subordinated notes, which were redeemed in October 2002.

Item 4. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), within the 90-day period prior to the date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that required information relating to the Company will be disclosed on a timely basis in our reports filed under the Exchange Act.

  (b)
  Changes in Internal Controls

        We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the three months ended September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

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

Item 3.    Defaults Upon Senior Securities—None.

Item 4.    Submission of Matters to a Vote of Security Holders—None.

Item 5.    Other Information—None.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits—

    No. 99.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    No. 99.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K—

    The Company filed a current report on Form 8-K dated September 16, 2002, reporting items listed under Item 5.

    The Company filed a current report on Form 8-K dated September 18, 2002, reporting items listed under Item 5.

    The Company filed a current report on Form 8-K dated September 30, 2002, reporting items listed under Item 5 and Item 7.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Station Casinos, Inc., Registrant

DATE: November 13, 2002	/s/ GLENN C. CHRISTENSON Glenn C. Christenson, Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Frank J. Fertitta III, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Station Casinos, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ FRANK J. FERTITTA III Frank J. Fertitta III Chairman of the Board and Chief Executive Officer

I, Glenn C. Christenson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Station Casinos, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/8/02	/s/ GLENN C. CHRISTENSON Glenn C. Christenson Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Accounting Officer)

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
SIGNATURE
CERTIFICATIONS