Form 10-K
period 2002-12-31
STATION CASINOS INC
filed 2003-03-31
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2002.

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
(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code: (702) 367-2411

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 Par Value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer. Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of June 28, 2002, based on the closing price per share of $17.85 as reported on the New York Stock Exchange was $709,562,901.

        As of March 14, 2003, the registrant has 57,146,370 shares of common stock outstanding.

Documents Incorporated by Reference

        Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders to be held May 21, 2003 (which has not been made publicly available as of the date of this filing) are incorporated by reference into Part III.

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

General

        We are a gaming and entertainment company that currently owns and operates eight major hotel/casino properties (one of which is 50% owned) and three smaller casino properties (one of which is 50% owned), in the Las Vegas metropolitan area. Our growth strategy includes the master-planned expansion of our existing gaming facilities in Nevada, the development of gaming facilities on certain real estate we own in the Las Vegas valley, as well as the evaluation and pursuit of additional acquisition or development opportunities in Nevada and other gaming markets.

        We own and operate Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Sunset Station Hotel & Casino ("Sunset Station"), Santa Fe Station Hotel & Casino ("Santa Fe Station"), Fiesta Rancho Casino Hotel ("Fiesta Rancho"), Fiesta Henderson Casino Hotel ("Fiesta Henderson"), Wild Wild West Gambling Hall & Hotel ("Wild Wild West") and Wildfire Casino ("Wildfire"). We also own a 50% interest in Green Valley Ranch Station Casino ("Green Valley Ranch Station") and Barley's Casino & Brewing Company ("Barley's"). Each of our casinos caters primarily to local Las Vegas area residents. We market the six "Station" casinos (including Green Valley Ranch Station) together under the Station Casinos' brand and the two "Fiesta" casinos under the Fiesta brand, offering convenience and choices to residents throughout the Las Vegas valley with our strategically located properties.

Operating Strategy

        We believe that the following key principles have been integral to our success as a gaming operator and we intend to continue to employ these strategies at each of our properties.

  Targeted Customer Base

        Our operating strategy emphasizes attracting and retaining customers primarily from the local and repeat visitor markets. Our casino properties attract customers through innovative, frequent and high-profile promotional programs directed towards the local market, focused marketing efforts and convenient locations, aggressive marketing to the repeat visitor market and the development of strong relationships with specifically targeted travel wholesalers. Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty. We believe that actual value becomes apparent during the customer's visit through an enjoyable, affordable and high-quality entertainment experience. Las Vegas, which is and has been one of the fastest growing cities in the United States, is characterized by a historically strong economy and demographics, which include an increasing number of retirees and other active gaming customers. We believe that our out-of-town patrons are also discerning customers who enjoy our value-oriented, high-quality approach. We believe that our patrons view our hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and downtown Las Vegas.

  Provide a High-Value Experience

        Because we target the repeat customer, we are committed to providing a high-value entertainment experience for our customers in our restaurants, hotels, casinos and other entertainment amenities. We develop regional entertainment destinations for locals that include other amenities such as movie theaters, bowling centers, live entertainment venues and child care facilities. In addition, we believe the value offered by restaurants at each of our casino properties is a major factor in attracting local gaming customers, as dining is a primary motivation for casino visits by many locals. Through their restaurants, each of which has a distinct theme and style of cuisine, our casino properties offer generous portions of high-quality food at reasonable prices. In addition, our operating strategy focuses on slot and video poker machine play. Our target market consists of frequent gaming patrons who seek not only a friendly atmosphere and convenience, but also higher than average payout rates. Because locals and repeat visitors demand variety and quality in their slot and video poker machine play, our casino properties offer the latest in slot and video poker technology, including several games designed exclusively for Station Casinos.

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

        We are heavily focused on using cutting edge technology to drive customer traffic with products such as "Xtra Play Cash", "Jumbo Bingo", "Jumbo Poker" and "Sports Connection". We believe that these products create sustainable competitive advantages and distinguish us from our competitive set.

        In April 1999, we introduced a unified Boarding Pass player rewards program at our Station properties. The Boarding Pass program allows guests to earn points based on their level of gaming activity. These points can then be redeemed for food, entertainment and merchandise at any of our Station properties. We believe that this "single card", for which the technology was developed in-house, sets us apart from our competition in the Las Vegas locals' market. The Fiesta properties offer a similar player rewards program called the Amigo Club. Members of the Boarding Pass and the Amigo Club can redeem points at any of our properties for meals in any of the restaurants, for hotel rooms, movie passes, show tickets or for merchandise in our gift shops.

Casino Properties

        Set forth below is certain information as of December 31, 2002, concerning our properties, all of which we own and operate except as otherwise indicated. The properties are more fully described following the table.

Property	Hotel Rooms	Slots(1)	Gaming Tables(2)	Parking Spaces(3)
Casino Properties
Palace Station	1,021	2,037	46	2,600
Boulder Station	300	2,896	42	4,400
Texas Station	200	2,470	38	5,000
Sunset Station	457	2,847	53	7,100
Santa Fe Station	200	2,133	28	3,750
Green Valley Ranch Station (50% owned)	201	2,212	49	3,600
Fiesta Rancho	100	1,810	21	2,300
Fiesta Henderson	224	1,473	23	2,250
Other Properties
Wild Wild West	258	233	7	600
Barley's (50% owned)	—	191	8	—
Wildfire (4)	—	170	6	200

(1)
Includes slot and video poker machines and other coin-operated devices.

(2)
Generally includes blackjack ("21"), craps, roulette, pai gow poker, mini baccarat, Caribbean stud poker, let it ride, three-card poker and wild hold "em. The Casino Properties, with the exception of Green Valley Ranch Station, also offer a keno lounge and bingo parlor. The Casino Properties also offer a race and sports book and Wild Wild West and Barley's offer a sports book. Palace Station, Boulder Station, Texas Station and Sunset Station offer a poker room.

(3)
Includes covered parking spaces of 1,900 for Palace Station, 1,900 for Boulder Station, 3,500 for Texas Station, 2,900 for Sunset Station, 1,500 for Santa Fe Station, 1,600 for Green Valley Ranch Station and 1,000 for Fiesta Rancho.

(4)
We purchased the Wildfire on January 27, 2003.

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

        Palace Station's seven full-service restaurants have a total of over 1,300 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the 24-hour Palace Cafe (featuring American and Chinese fare), an all-you-can-eat buffet known as "The Feast," Broiler (a steak and seafood restaurant), Pasta Palace (an Italian restaurant), Guadalajara Bar & Grille (a Mexican restaurant), Jack's

Irish Pub and a 17-seat Oyster Bar. In addition to these restaurants, Palace Station offers various fast-food outlets. Palace Station's guests may also enjoy the Laugh Trax Comedy Club.

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

  Texas Station

        Texas Station, which opened in July 1995, is strategically located on approximately 47 acres at the corner of Lake Mead Boulevard and Rancho Road in North Las Vegas. Texas Station features a friendly, "down-home" Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including five full-service restaurants, several fast-food outlets, a Kid's Quest child-care facility, a 300-seat entertainment lounge, a 1,700-seat event center, eight additional bars, an 18-screen movie theater complex, a swimming pool, a non-gaming video arcade, a gift shop, a 60-lane bowling center and approximately 40,000 square feet of meeting and banquet space. The theater complex and adjacent food court provide a competitive advantage for the property and are additional attractions that draw a significant number of patrons to Texas Station.

        Texas Station's five full-service restaurants have a total of approximately 1,230 seats. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Texas Cafe, Austin's Steakhouse, San Lorenzo (an Italian restaurant), The Feast Buffet (featuring seven different food stations) and Texas Star Oyster Bar, which has 110 seats. In addition to the Texas Station-themed restaurants, guests may also enjoy the unique features of several bars and lounges including the Martini Ranch, the Whiskey Bar, the Garage Bar, or the Armadillo Honky Tonk. Texas Station also offers a variety of fast-food outlets to enhance the customers' dining selection. The quality and variety of the restaurants offered at the facility are a major draw in the rapidly growing North Las Vegas and Summerlin markets.

  Sunset Station

        Sunset Station, which opened in June 1997, is strategically located on an approximately 85-acre parcel at the intersection of Interstate 515 and Sunset Road. Multiple access points provide customers convenient access to the gaming complex and parking areas. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and approximately seven miles southeast of Boulder Station.

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

        Sunset Station's seven full-service restaurants have a total of approximately 2,300 seats featuring "live-action" cooking and simulated patio dining. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Sunset Cafe (featuring American and Chinese fare), Sonoma Cellar (a steakhouse), Costa Del Sol (a seafood restaurant), Capri (an Italian restaurant), Guadalajara Bar & Grille (a Mexican restaurant), The Feast Around the World, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine and a 65-seat Oyster Bar. Guests may also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass and a water light display. Sunset Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

        We have developed only approximately 70 acres of the 85 acres on which Sunset Station is located. We are currently evaluating potential development plans for the undeveloped property. Uses for the land could include a lifestyle entertainment retail center and the development of several pads for various build-to-suit retail, restaurant and entertainment concepts. We have not yet determined the timing and definitive plans for such a development. During 2002, we sold approximately 10 acres of land on which Sunset Station is located.

  Santa Fe Station

        On October 2, 2000, we purchased substantially all of the assets of the Santa Fe Hotel & Casino for $205 million and renamed the property "Santa Fe Station." Santa Fe Station is strategically located on approximately 38 acres at the intersection of Interstate 95 and Rancho Road, approximately five miles northwest of Texas Station. Santa Fe Station features a Southwestern theme with non-gaming amenities including three full-service restaurants, several fast food outlets, a gift shop, a non-gaming video arcade, a swimming pool, a 250-seat entertainment lounge, five additional bars, a 60-lane bowling center, a regulation-sized ice skating arena and 10,000 square feet of meeting and banquet facilities.

        Santa Fe Station's three full-service restaurants have a total of over 700 seats, and include the 24-hour Santa Fe Cafe, Taos Steakhouse and Memphis Championship Barbecue, which opened in February 2002. Santa Fe Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Green Valley Ranch Station

        Green Valley Ranch Station, located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada, opened on December 18, 2001. Green Valley Ranch Station is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. We jointly developed the project on 40 acres of a 170-acre multi-use commercial development with GCR Gaming. In addition to our 50% ownership, we are also the managing partner of Green Valley Ranch Station and receive a management fee equal to 2% of the property's revenues and approximately 5% of EBITDA.

        Green Valley Ranch Station was designed to complement the Green Valley master-planned community. The resort features a Mediterranean-style villa theme with non-gaming amenities including six full-service restaurants, a fast-food court with six quick-serve outlets, a 4,200 square-foot non-gaming arcade, a state-of-the-art spa with outdoor pools, two tennis courts, a 10-screen movie theater, a gift shop and approximately 11,000 square feet of meeting and convention space. Green Valley Ranch Station also offers "Whiskey Beach", an 8-acre complex featuring private poolside cabanas, luxurious open lawn areas, a contemporary poolside bar, three acres of vineyards and an outdoor performance venue.

        Green Valley Ranch Station's six full-service restaurants include Il Fornaio Cucina Italiano (an Italian restaurant), BullShrimp (featuring steak and seafood), Trophy's (a sports bar/restaurant), Fado's Irish Pub, The Original Pancake House and The Feast Around the World, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. In addition, Green Valley Ranch Station is opening an Asian restaurant in the second quarter of 2003. Green Valley Ranch Station also offers a variety of fast-food outlets to enhance the customers' dining selection. Guests may also enjoy the Drop Bar, a centerpiece of the casino, and the Whiskey Bar, a 5,300 square-foot nightspot.

  Fiesta Rancho

        On January 4, 2001, we purchased substantially all of the assets of the Fiesta Casino Hotel for $170 million and renamed the property Fiesta Rancho in December 2001. Fiesta Rancho is strategically located on approximately 25 acres at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas across from Texas Station. Fiesta Rancho features a Southwestern theme with non-gaming amenities including six full-service restaurants, several fast-food outlets, a gift shop, a non-gaming video arcade, a swimming pool, a 970-seat entertainment lounge and five additional bars.

        Fiesta Rancho's six full-service restaurants have a total of over 1,100 seats, and include the 24-hour Cafe Fiesta (featuring American fare), Garduno's (a Mexican restaurant), Fiesta Steakhouse, Festival Buffet, Roxy's and Blue Agave Oyster Bar. Fiesta Rancho also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Fiesta Henderson

        On January 30, 2001, we purchased substantially all of the assets of The Reserve Hotel & Casino for $71.8 million. In December 2001, the property was renamed Fiesta Henderson and was re-themed to our Fiesta brand. Fiesta Henderson is strategically located on approximately 46 acres at the intersection of Interstate 215 and Interstate 515. The property features three full-service restaurants, a gift shop, a swimming pool, three bars and lounges and meeting space.

        Fiesta Henderson's three full-service restaurants have a total of over 900 seats, and include the 24-hour Baja Beach Cafe (featuring American and Chinese fare), Fuego Steakhouse and the Festival Buffet.

Other Properties

  Wild Wild West

        Wild Wild West, which we acquired in July 1998, is strategically located on approximately 19 acres on Tropicana Avenue and immediately adjacent to Interstate 15. Wild Wild West offers non-gaming amenities including a full-service restaurant, a bar, a gift shop and a truck plaza.

  Barley's

        Barley's, which opened in January 1996, is a casino and brew pub located in Henderson, Nevada. We are the managing partner and own a 50% interest in Barley's. Barley's offers non-gaming amenities including a full-service restaurant, a pizza kitchen and a bar.

  Wildfire

        We purchased the Wildfire in January 2003 for $8.0 million. The Wildfire is located on Rancho Road in Las Vegas, across from Texas Station. The 20,000 square-foot facility features 170 slot machines, six table games, a sports book, lounge, outdoor patio and a full-service restaurant.

Expansion Strategy

  Selection Criteria

        We believe that a highly visible location, convenient access and ample parking are critical factors in attracting local patronage and repeat visitors. Additionally, sites must be large enough to support multi-phased master-planned growth to capitalize on growing demand in incremental stages. We select sites that are located within a dense population base so that the facility cannot be cut-off from its primary market. These sites generally have been adjacent to high-traffic surface streets and interstate highways. We believe that each of our casino properties' locations has provided us with a significant competitive advantage to attract our targeted customer base.

  Master-Planned Development

        Our expansion strategy includes the master-planned expansion of our existing and future gaming locations. In designing project sites, we plan and engineer for multi-phased facility expansion to accommodate future growth and to allow us to develop dominant properties in each market place. A project's master-planned design typically allows the option of adding hotel rooms, casino space, parking structures and non-gaming entertainment such as movie theaters, additional restaurants, retail shops and various other entertainment venues.

  Expansion, Development and Acquisition Opportunities

        We continually evaluate the timing and scope of our master-planned developments at each of our properties and may determine from time to time to expand the scope of, improve on or suspend the implementation of our master plans. These decisions are dependent upon the availability of financing, competition and future economic and gaming regulatory environments, many of which are beyond our control. In addition, we have acquired several parcels of land in the Las Vegas valley, which can be used for new development.

        We also evaluate other development and acquisition opportunities in current and emerging gaming markets, including land-based, dockside, riverboat, Native American Indian and Internet gaming opportunities. Our decision whether to proceed with any new gaming development or acquisition opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond our control.

  United Auburn Indian Community

        We have entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, we are developing, with the UAIC, Thunder Valley Casino, a gaming and entertainment facility on 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC. The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the United States Department of the Interior's preliminary decision to accept the land into trust. Immediately following the District Court's decision, the plaintiffs appealed the decision to the Washington, D.C. court of appeals and filed an emergency motion for stay of the District Court's decision. The court of appeals denied the plaintiffs' emergency action. Notwithstanding the denial of the plaintiffs' emergency motion and the acceptance of the land into trust, there can be no assurances that the plaintiffs will not seek other extraordinary remedies and there can be no assurances as to the ultimate outcome of the plaintiffs' pending appeal. Our seven-year Management Agreement to manage Thunder Valley Casino was approved by the National Indian Gaming Commission (the "NIGC") in December 2002. Upon the opening of Thunder Valley

Casino, we will receive a management fee equal to 24% of the facility's income. We will also receive a development fee equal to 2% of the cost of the project. The development fee is payable upon the opening of the facility.

        It is anticipated that Thunder Valley Casino will house between 1,256 and 1,906 Class III slot machines and approximately 100 table games, including a private VIP gaming area. The facility will have numerous dining and entertainment amenities, including a center pit bar, three specialty restaurants, a 500-seat buffet, a food court and parking for over 3,000 vehicles. Construction began on October 26, 2002, and we anticipate that the casino will open in June 2003 with the remainder of the facility to be completed during the fourth quarter of 2003. The cost of the project is expected to be approximately $215 million. We also assisted the UAIC in obtaining $142.5 million of financing for the project through a group of lenders, and we provided an unlimited completion guaranty and credit support for all amounts outstanding under such financing. Any amounts required under the completion guaranty are recoverable after the facility has opened. We, along with the UAIC, are currently working on completing the remainder of the financing; however, to the extent the additional funds cannot be raised through third parties, we will fund any shortfall. As of December 31, 2002, we had advanced approximately $34.5 million to the UAIC for the development of Thunder Valley Casino, which is included as a note receivable on our consolidated balance sheets. Based on the current terms of the credit financing, our advances cannot be repaid prior to the maturity of the credit facility, which is scheduled for January 2009. Our advances to the UAIC are subordinated to the credit facility and carry an interest rate of 10%, which will be recorded upon the opening of the facility. As of December 31, 2002, the accrued interest on our advances to the UAIC was approximately $2.6 million.

Competition

        The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Indian reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than we do. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in designated areas. Legalized casino gaming in such states and on Indian reservations will provide strong competition to us and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. Indian gaming in California, as it currently exists, has had little, if any impact on our operations to date, although there are no assurances as to future impact. In September 1999 the Governor negotiated, and the Legislature ratified, compacts with 57 Indian tribes that became effective with the passage of Proposition 1A on March 7, 2000. These tribes were allowed to operate slot machines, lottery games, and banking and percentage games (including "21") on Indian lands. The compacts are currently being renegotiated with the state. While the outcome of the negotiations is yet to be determined, the possibility exists that the current facilities operating in California will be allowed to expand. It is not certain how any expansion will affect us; however, because visitors from California make up Nevada's largest visitors market. Increased competition from Indian gaming may result in a decline in our revenues and may have a material adverse effect on our business.

        The casino properties face more direct competition from 34 non-restricted gaming locations primarily targeted to the local and the repeat visitor markets. Some of these competitors have completed expansions and existing competitors and new entrants into these markets are in the planning stages or under construction on other projects. Although we have competed strongly in these marketplaces, there can be no assurance that additional capacity will not have a negative impact on our business.

        Our casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. In addition, our casino properties face competition from all smaller non-restricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area. As of December 31, 2002, there were 1,381 restricted gaming locations with a total of 13,783 slot machines. We compete with other locals oriented hotel/casinos by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Currently, there are approximately 32 major gaming properties located on or near the Las Vegas Strip, 14 located in the downtown area and several located in other areas of Las Vegas. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the businesses of our casino properties. While past additions to capacity have had little, if any, impact on our casino properties' hotel occupancy or casino volume to date, there can be no assurance that hotel occupancy or casino volume will not be adversely affected in the future.

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

Regulation and Licensing

  Nevada Gaming Regulations

        The ownership and operation of casino gaming facilities and the manufacture and distribution of gaming devices in Nevada are subject to: (i) the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), the City of Las Vegas, the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"), the City of North Las Vegas, the City of Henderson and certain other local regulatory agencies. The Nevada Commission, the Nevada Board, the City of Las Vegas, the Clark County Board, the City of North Las Vegas, the City of Henderson, and certain other local regulatory agencies are collectively referred to as the "Nevada Gaming Authorities".

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

        Our direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Palace Station Hotel & Casino, Inc. ("PSHC"), Boulder Station, Inc. ("BSI"), Texas Station LLC ("TSL"), Sunset Station, Inc. ("SSI"), Tropicana Station, Inc. ("TRSI"), Santa Fe Station, Inc. ("SFSI"), Fiesta Station, Inc. ("FSI"), Rancho Station, LLC ("RSL") and Lake Mead Station, Inc. ("LMSI") have received licenses to conduct nonrestricted gaming operations. In addition, Green Valley Ranch Gaming, LLC ("GVRG") has received licenses to conduct nonrestricted gaming operations at Green Valley Ranch Station Casino. The Company's ownership in GVRG is held through an intermediary company known as GV Ranch Station, Inc. ("GVRS"), which is licensed as a member and manager of GVRG. Town Center Amusements, Inc. ("TCAI") has been licensed to conduct nonrestricted gaming operations at Barley's Casino & Brewing Company ("Barley's"), a micro brewery and casino located in Henderson, Nevada. Station Casinos' ownership in TCAI is held through an intermediary company known as Green Valley Station, Inc. ("GVSI") which is licensed as a member and manager of TCAI. We also own a minority interest in Fiesta Palms, LLC, d.b.a. Palms Casino Resort, which we hold through our subsidiary, Palms Station, LLC ("PSL"). Station Casinos is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of PSHC, BSI, SSI, TRSI, GVSI, SFSI, GVRS, FSI, RSL and LMSI. We are also licensed as a manufacturer and distributor. PSHC, BSI, SSI, TRSI, GVSI, SFSI, GVRG, FSI and LMSI are each a corporate gaming licensee and TCAI, TSL, GVRG, RSL and PSL are each a limited liability company licensee (individually a "Gaming Subsidiary" and collectively the "Gaming Subsidiaries") under the terms of the Nevada Act. As a Registered Corporation, Station Casinos is required periodically to submit detailed financial and operating reports to the Nevada Commission and the Nevada Board and furnish any other information, which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Station Casinos and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (individually, a "Gaming License" and collectively, the "Gaming Licenses") required in order to engage in gaming activities in Nevada.

        The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation, such as Station Casinos or the Gaming Subsidiaries, which hold a license, in order to determine whether such individual is suitable or should be licensed as a business associate of a Registered Corporation or a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Station Casinos who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause, which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position.

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

        If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Station Casinos, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate

Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Green Valley Ranch Station, Fiesta Rancho, Fiesta Henderson, Wild Wild West, Wildfire and Barley's and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the Gaming Licenses of the Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any Gaming License would) have a material adverse affect on our gaming operations.

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

        We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On May 17, 2001, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions ("Shelf Approval"). The Shelf Approval has been amended several times to reflect the addition of new subsidiaries, most recently on November 19, 2001. However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two-year approval period. The Shelf Approval also applies to any affiliated company wholly owned by Station Casinos (an "Affiliate"), which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, Station Casinos or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. The Shelf Approval also includes approval for us to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of the Gaming Subsidiaries, as applicable, in conjunction with public offerings made under the Shelf Approval. Any representation to the contrary is unlawful. On October 25, 2002, we filed the requisite applications seeking approval for a new Shelf Approval.

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

(ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of re-capitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

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

  Nevada Liquor Regulations

        The sale of alcoholic beverages at Palace Station, Wildfire and Santa Fe Station is subject to licensing, control and regulation by the City of Las Vegas. The sale of alcoholic beverages at Boulder Station and Wild Wild West is subject to licensing control and regulation by the Clark County Board. Texas Station and Fiesta Rancho are subject to licensing control and regulation of the City of North Las Vegas. Sunset Station, Green Valley Ranch Station, Fiesta Henderson and Barley's are subject to the licensing control and regulation of the City of Henderson and the Department of Treasury, Bureau of Alcohol, Tobacco and Firearms, as applicable. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gaming Subsidiaries.

  Native American Indian Gaming

        The terms and conditions of management contracts and the operation of casinos and all gaming on Native American Indian land in the United States are subject to the Indian Gaming Regulatory Act of 1988 ("IGRA"), which is administered by the National Indian Gaming Commission ("NIGC") and the gaming regulatory agencies of tribal governments. IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment.

        IGRA requires NIGC approval of management contracts for Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. The management contract relating to the Company's proposed casino for the United Auburn Indian Community was approved by the NIGC. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the Indian tribal government which owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance, or a trustee, exercising due diligence, would not approve such management contract. A management contract can be approved only after the NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action that could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.

        IGRA established three separate classes of tribal gaming-Class I, Class II and Class III. Class I includes all traditional or social games solely for prizes of minimal value played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punchboards, instant bingo and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering. Thunder Valley Casino may provide Class II gaming and, as limited by the tribal-state compact, Class III gaming.

        IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a "tribal-state compact"). These compacts provide, among other things, the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on tribal lands. The Company has been licensed by the relevant tribal gaming authorities to manage Thunder Valley Casino.

        Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value... in consideration of services for said Indians relative to their lands... unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Native American Indian lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other thing of value paid to any person by any Native American Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. We believe that we have complied with the requirements of section 81 with respect to our management contracts for Thunder Valley Casino and intend to comply with Section 81 with respect to any other contract to manage casinos located on Native American Indian land in the United States.

        Native American Indian tribes are sovereign with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by IGRA. The NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on us. We have received no such notification regarding the Thunder Valley Casino. The possession of valid licenses from the United Auburn Indian Community are ongoing conditions of our agreements with the tribe.

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

  Economic Risks

        Our properties draw a substantial number of customers from the Las Vegas valley, as well as certain geographic areas, including Southern California, Arizona and Utah. Adverse economic conditions in any of these regions could have a significant adverse effect on our business, financial condition and results of operations. Since all of our properties are located in the Las Vegas valley, any terrorist activities or disasters in or around Southern Nevada could have a significant adverse effect on our business, financial condition and results of operations.

        Our properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the substantial increases in the cost of electricity, natural gas and gasoline in the United States during 2001 and 2002 have and may continue to negatively affect our operating results. In addition, energy price increases in the regions that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which could negatively impact revenues.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature is currently considering various proposals to increase taxes on our operations. While the final tax bill has not yet been enacted, it is likely that we will be subject to increased taxes, however, the magnitude of any increase in taxes is yet to be determined.

Employees

        As of February 28, 2003, we had approximately 10,200 employees, which includes Green Valley Ranch Station and Barley's. From time to time, certain of our employees are contacted by unions and we engage in discussions with such employees regarding establishment of collective bargaining agreements. In 1998, approximately 12 of our employees voted to be represented by a union. While we are faced with such movements by employees from time to time, we do not believe that such movements will have any broad- based impact on our employees; however there can be no assurances to that effect. We believe that we have good relationships with our employees.

Available Information

        Station Casinos, Inc. is a reporting company under the Securities Exchange Act of 1934, as amended, and files annual reports, quarterly reports, proxy statements and other documents with the SEC. The public may read and copy any of our filings at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, access to this information is available at the SEC's Internet website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC. We also make available, free of charge, through our Internet website (www.stationcasinos.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

        All of the property that we own and lease is subject to a lien to secure borrowings under our Revolving Facility.

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

        Sunset Station is situated on approximately 85 acres located in the Green Valley/Henderson area of Las Vegas, Nevada.

        Santa Fe Station is situated on approximately 38 acres that we own on the northwest side of Las Vegas, Nevada.

        Green Valley Ranch Station, a 50% owned joint venture, is situated on approximately 40 acres of a 170-acre multi-use commercial development and is located in Henderson, Nevada approximately six miles southwest of Sunset Station.

        Fiesta Rancho is situated on approximately 25 acres that we own in North Las Vegas, Nevada across from Texas Station.

        Fiesta Henderson is situated on approximately 46 acres that we own in Henderson, Nevada.

        We currently own or lease five sites, which have been acquired for potential gaming projects, consisting of 151 acres, with options on an additional 66 acres adjacent to two of the sites, in the Las Vegas valley and 98 acres near the Thunder Valley Casino in Sacramento, California.

ITEM 3. LEGAL PROCEEDINGS

        Station Casinos and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs.

  Poulos/Ahearn Case

        On April 26, 1994, a suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et al., as class representative, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Station Casinos. On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et al., as class representative, in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Station Casinos and most of the other major hotel/casino companies. The lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court for the District of Nevada (the "Nevada District Court"). On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff, Larry Schreier, et al., as class representative, in the Nevada District Court, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot machines, including the Company. Motions to dismiss the Poulos/Ahearn and Schreier cases were filed by defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996. On May 31, 1996, an Amended Complaint was filed, naming William H. Poulos, et al., as plaintiff. Defendants filed a motion to dismiss. On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to dismiss the Amended Complaint. In December 1996, the Court consolidated the Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants' Motions to Dismiss the Amended Complaints. The plaintiffs filed a Consolidated Amended Complaint on February 13, 1997. On or about December 19, 1997, the Court issued formal opinions granting in part and denying in part the defendants' motion to dismiss. In so doing, the Court ordered plaintiffs to file an amended complaint in accordance with the Court's orders in January of 1998. Accordingly, plaintiffs amended their complaint and filed it with the Nevada District Court in February 1998. The Company and all other defendants continue to deny the allegations contained in the amended complaint filed on behalf of plaintiffs. The plaintiffs are seeking compensatory, special, consequential, incidental, and punitive damages in unspecified amounts. On June 25, 2002, the Nevada District Court denied plaintiffs' motion for class certification. On July 11, 2002, plaintiffs filed a petition for permission to appeal such class certification ruling with the United States Court of Appeals for the Ninth Circuit. On August 15, 2002, the

Ninth Circuit granted plaintiffs' petition for permission to appeal such class certification ruling. While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs' claims are without merit and does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

  Fitzgerald's Sugar Creek, Inc. v. Kansas City Station Corp., et al.

        On December 20, 2000, the Company and Kansas City Station Corporation were named as defendants in an action styled Fitzgerald Sugar Creek, Inc. v. Kansas City Station Corp., et al., No. 00CV230480 (Circuit Court of Jackson County, Missouri). The plaintiff alleges that the defendants are liable for unspecified actual and punitive damages and other relief, based on alleged tortuous interference with the plaintiff's business expectancy of receiving a Missouri gaming license in the Kansas City metropolitan area. The allegations of the petition appear to be based on the same issues involved in the investigation by the Missouri Gaming Commission related to activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri. The plaintiff also alleged claims based on fraudulent concealment and civil conspiracy. The Company and its subsidiary responded to this lawsuit on January 19, 2001 and moved to remove the case to bankruptcy court in Nevada. On March 29, 2001, the United States Bankruptcy Court for the Western District of Missouri remanded the case to the Circuit Court of Jackson County, Missouri. On April 19, 2001, defendants filed a motion to dismiss plaintiff's petition. On August 10, 2001, the Circuit Court (1) granted that motion to dismiss as to the civil conspiracy claim, and (2) denied that motion to dismiss as to the tortuous interference with business expectancy and fraudulent concealment claims. On November 21, 2001, Philip Griffith and the City of Sugar Creek, Missouri (the "City") were added as plaintiffs in this case. The new plaintiffs also allege claims for tortuous interference with business expectancy and fraudulent concealment. On December 17, 2001, defendants filed a motion to dismiss all of Griffith's and the City's claims. On March 15, 2002, the Circuit Court denied that motion to dismiss in its entirety. While no assurances can be made with respect to any litigation, the Company believes that the plaintiff's claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

  Harrah's Litigation

        On July 13, 2001, the Company and five of its major operating subsidiaries were named as defendants in a lawsuit brought by Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. in the United States District Court, District of Nevada (CV-S-01-0825-PMP-RJJ). The plaintiffs allege that the Company and its subsidiaries are liable for unspecified actual and punitive damages, and they seek injunctive and other relief, based on allegations that the Company's "Boarding Pass Rewards Program" infringes on various patents held by the plaintiffs. On October 5, 2001, the Company and the subsidiaries filed their answer and counterclaim. On April 4, 2002, plaintiffs filed an amended complaint, which added an affiliate of the Company as an additional defendant. On April 22, 2002, the Company and its subsidiaries and affiliate filed their amended answer and counterclaim. The amended counterclaim seeks a declaratory judgment that plaintiffs' patents (1) are not infringed by the Company's and the subsidiaries' actions, (2) are invalid under federal patent law, and (3) are rendered unenforceable due to plaintiffs' inequitable conduct. In January 2003, both the Company and plaintiffs filed motions for summary judgment. The District Court, however, has yet to rule on those motions. While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs' claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock trades on the New York Stock Exchange under the symbol "STN". The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock as reported on the New York Stock Exchange.

	High	Low
Year Ending December 31, 2002
First Quarter	$17.03	$10.80
Second Quarter	19.20	15.95
Third Quarter	18.10	11.21
Fourth Quarter	19.20	15.21
Year Ending December 31, 2001
First Quarter	$16.00	$12.80
Second Quarter	17.43	13.15
Third Quarter	16.45	7.50
Fourth Quarter	11.75	7.51

        As of March 14, 2003, there were 592 holders of record of our common stock and the closing price of our common stock was $19.86.

        We have never paid cash dividends on any shares of our common stock. We do not intend to pay cash dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. There is currently proposed legislation at the Federal level that would eliminate the double taxation of dividends. If this legislation passes, we would consider paying dividends in the future. The payment of dividends in the future will be at the discretion of our Board of Directors. Restrictions imposed by our debt instruments and other agreements limit the payment of dividends (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness and Capital Stock").

        The following table lists all equity compensation plans that provide for the award of our securities or the grant of options as of December 31, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	12,192,594	$10.34	410,905
Equity compensation plans not approved by shareholders (a)	1,340,950	$12.89	1,086,920

Total	13,533,544	$10.59	1,497,825

(a)
On December 7, 1999, our Board of Directors approved the 1999 Stock Compensation Program which includes the 1999 Compensatory Stock Option Plan providing for the majority of the grants of nonqualified stock options to employees who are not officers or directors of the Company and the 1999 Share Plan which grants shares of the Company's common stock to employees based on their length of service with the Company. A maximum of 2,500,000 shares of common stock has been reserved for issuance under the 1999 Stock Compensation Program.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data presented below as of and for the Transition Period 1998 and for our fiscal years ended December 31, 1999, 2000, 2001 and 2002 have been derived from consolidated financial statements which, except for 1998 and 1999, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
					Transition Period 1998(c)
	2002	2001(a)	2000(b)	1999
	(amounts in thousands, except per share data)
Operating Results:
Net revenues	$792,865	$836,857	$990,060	$940,663	$640,869
Operating costs and expenses, excluding the following items	638,164	689,770	782,351	776,163	547,507
Impairment loss (d)	8,791	4,001	—	137,435	30,011
Preopening expenses (e)	—	6,413	3,858	—	—
Gain on sale of properties (f)	—	1,662	41,731	—	—
Missouri/Nevada investigations and fines (g)	—	—	4,388	—	—

Operating income	145,910	138,335	241,194	27,065	63,351
Earnings from joint ventures	11,293	2,504	1,618	1,806	1,345

Operating income and earnings from joint ventures	157,203	140,839	242,812	28,871	64,696
Other expense	(107,447)	(110,376)	(95,503)	(92,483)	(79,335)

Income (loss) before income taxes and cumulative effect of change in accounting principle	49,756	30,463	147,309	(63,612)	(14,639)
Income tax (provision) benefit	(18,508)	(11,094)	(53,804)	20,665	2,542
Cumulative effect of change in accounting principle (h)	(13,316)	—	—	—	—
Preferred stock dividends	—	—	—	(1,811)	(5,434)

Net income (loss) applicable to common stock	$17,932	$19,369	$93,505	$(44,758)	$(17,531)

Basic earning (loss) per common share	$0.31	$0.34	$1.55	$(0.76)	$(0.33)
Diluted earnings (loss) per common share	$0.30	$0.32	$1.48	$(0.76)	$(0.33)
Balance Sheet Data:
Total assets	$1,598,347	$1,656,122	$1,440,428	$1,276,273	$1,531,925
Long-term debt	1,165,722	1,237,090	989,625	942,480	1,147,266
Stockholders' equity	270,678	248,904	288,887	216,801	269,406

(a)
On January 4, 2001, we purchased substantially all of the assets of the Fiesta Casino Hotel and renamed the property Fiesta Rancho in December 2001. On January 30, 2001, we purchased substantially all of the assets of The Reserve Hotel & Casino and renamed the property Fiesta Henderson in December 2001. On September 30, 2001, we sold our slot route management services subsidiary, Southwest Gaming Services, Inc. On December 18, 2001, we opened Green Valley Ranch Station. (See Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(b)
On October 2, 2000, we purchased substantially all of the assets of the Santa Fe Hotel & Casino and renamed the property Santa Fe Station. On December 20, 2000, we sold substantially all of the assets of Station Casino St. Charles and Station Casino Kansas City. (See Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(c)
On November 6, 1998 we filed a Form 8-K announcing a change in our fiscal year end from March 31 of each year to December 31 of each year. This change is effective for the nine-month period ended December 31, 1998 (the "Transition Period 1998").

(d)
During the year ended December 31, 2002, we recorded an impairment loss of approximately $8.8 million, of which approximately $3.9 million was related to the write-down of certain assets related to our investment in an Internet, intra-state gaming platform and related technology and approximately $4.9 million, which was related to the write-off of our option to invest in the Internet wagering business with Kerzner Interactive (see Note 6 to the Consolidated Financial Statements in this Annual Report on Form 10-K). During the year ended December 31, 2001, we recorded an impairment loss of approximately $4.0 million related to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas (see Note 6 to the Consolidated Financial Statements in this Annual Report on Form 10-K). During the year ended December 31, 1999, we recorded an impairment loss of approximately $137.4 million, of which $125.2 million was related to the write-down of assets at Station Casino St. Charles based on our near-term investment objectives. The balance of the impairment loss in 1999 resulted primarily from our determination to sell a 40-acre parcel of land in Henderson, Nevada, to reflect the value of the land as a non-gaming site. During the Transition Period 1998, we recorded an impairment loss of approximately $30.0 million, which was related to assets at the Station Casino St. Charles facility, including a riverboat that was no longer in use, capitalized project costs associated with various parcels of land determined to have no value and several parcels of land that were being held for future development, as well as several parcels of land in Nevada and Texas that were originally purchased for defensive or development purposes.

(e)
Preopening expenses for the year ended December 31, 2001 were approximately $6.4 million, which included costs incurred prior to the acquisitions of Fiesta Rancho and Fiesta Henderson and costs incurred prior to the opening of Green Valley Ranch Station. Preopening expenses during the year ended December 31, 2000 were approximately $3.9 million, which included costs incurred prior to the acquisitions of Santa Fe Station, Fiesta Rancho and Fiesta Henderson, the expansion project at Texas Station and costs incurred prior to the opening of Green Valley Ranch Station.

(f)
During the year ended December 31, 2001, we sold Southwest Gaming Services, Inc., a wholly owned subsidiary, to Blake L. Sartini, our former executive vice-president and chief operating officer, and recorded a gain on the sale of approximately $1.7 million. During the year ended December 31, 2000, we sold substantially all of the assets of the Missouri Operations for approximately $488 million and recorded a gain on the sale of approximately $41.7 million. (See Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(g)
During the year ended December 31, 2000, we recorded approximately $4.4 million in costs related to litigation and fines stemming from investigatory proceedings in Missouri and Nevada.

(h)
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", in June 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002. As a result of an independent third party appraisal, we recorded an impairment loss of $13.3 million, net of the applicable tax benefit, related to the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in our consolidated statements of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

        The following table highlights the results of our operations (dollars in thousands):

	Year ended December 31, 2002	Percent change	Year ended December 31, 2001	Percent change	Year ended December 31, 2000
Net revenues—total	$792,865	(5.3)%	$836,857	(15.5)%	$990,060
Major Las Vegas Operations (a)	768,813	(3.6)%	797,213	27.0%	627,968
Missouri Operations (a)	—	—	—	(100.0)%	315,422
Other Operations and Corporate (a)	24,052	(39.3)%	39,644	(15.1)%	46,670
Operating income (loss)—total	$145,910	5.5%	$138,335	(42.6)%	$241,194
Major Las Vegas Operations (a)	185,170	7.3%	172,539	4.5%	165,138
Missouri Operations (a)	—	—	—	(100.0)%	102,882
Other Operations and Corporate (a)	(39,260)	(14.8)%	(34,204)	(27.5)%	(26,826)
Cash flows provided by (used in):
Operating activities	$130,259	9.3%	$119,186	(27.2)%	$163,696
Investing activities	(60,948)	87.5%	(487,148)	(6,776.9)%	7,296
Financing activities	(76,089)	(142.7)%	178,095	1,394.1%	11,920

(a)
The Major Las Vegas Operations include the accounts of: Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station (since October 2, 2000), Fiesta Rancho (since January 4, 2001) and Fiesta Henderson (since January 30, 2001). The Missouri Operations (sold December 20, 2000) included the accounts of: Station Casino St. Charles and Station Casino Kansas City. Other Operations and Corporate includes the accounts of Wild Wild West, our management fees from Barley's and Green Valley Ranch Station (since December 18, 2001), Southwest Gaming (sold September 30, 2001) and Corporate expense.

        The results of operations for the year ended December 31, 2001 were substantially different from that of the year ended December 31, 2000, due to the impact of various transactions. On December 20, 2000, we completed the sale of substantially all of the assets of the Missouri Operations for approximately $488 million. We purchased substantially all of the assets of Santa Fe Station (formerly Santa Fe Hotel & Casino) for approximately $205 million, Fiesta Rancho (formerly Fiesta Casino Hotel) for $170 million and Fiesta Henderson (formerly The Reserve Hotel & Casino) for $71.8 million on October 2, 2000, January 4, 2001 and January 30, 2001, respectively. In addition, we sold our slot route operations, Southwest Gaming, on September 30, 2001, and opened Green Valley Ranch Station, a 50% joint venture, on December 18, 2001. Consolidated net revenues, operating income and operating margin all declined for the year ended December 31, 2001 as compared to the year ended December 31, 2000, as the contributions from the three acquired properties were less than those of the Missouri Operations.

  Net Revenues

        Consolidated net revenues for the year ended December 31, 2002 decreased 5.3% to $792.9 million as compared to $836.9 million for the year ended December 31, 2001. The decrease in consolidated net revenues was due in part to the prior year including the operations of Southwest Gaming, which was sold on September 30, 2001. In addition, revenues at Sunset Station declined due to the impact from Green Valley Ranch Station, which opened on December 18, 2001, and is accounted for under the equity method.

        Combined net revenues from our Major Las Vegas Operations decreased 3.6% to $768.8 million for the year ended December 31, 2002 as compared to $797.2 million for the year ended December 31, 2001. The decline in revenues was due in large part to a decline in revenues at Sunset Station due to the impact from Green Valley Ranch Station. Total net revenues from all properties that we manage (including Green Valley Ranch Station) increased by 10.4% over the same period.

        For the year ended December 31, 2001, as compared to the year ended December 31, 2000, net revenues for our Major Las Vegas Operations increased 27.0% to $797.2 million due to the acquisitions of Santa Fe Station, Fiesta Rancho and Fiesta Henderson. Same-store (Palace Station, Boulder Station, Texas Station and Sunset Station) net revenues for the year ended December 31, 2001 declined 3.7% as compared to the year ended December 31, 2000. The terrorist attacks on September 11, 2001 significantly impacted our business for the last four months of 2001. In particular, we experienced a substantial decline in revenues subsequent to those events. Although revenues have recovered substantially, the amounts of revenue generated during each customer visit was lower than in recent years. In addition to the events of September 11, 2001, we faced many other challenges, including the integration of the three newly acquired hotel/casinos, softer general economic conditions, higher utility costs, new competition in west Las Vegas which had an impact on Texas Station, continued road construction near Palace Station, construction necessary to transition The Reserve to a Fiesta-branded property and competitive supply increases on the Boulder Strip and surrounding areas.

  Operating Income/Operating Margin

        Our operating income was impacted by certain charges/credits in each year that affect the ability to analyze year-to-year comparisons. The following table identifies these charges/credits (dollars in thousands):

	Years ended December 31,
	2002	2001	2000
Operating income	$145,910	$138,335	$241,194
Operating margin	18.4%	16.5%	24.4%
Certain charges/credits:
Impairment loss	$8,791	$4,001	$—
Preopening expenses	—	6,413	3,858
Gain on sale of properties	—	(1,662)	(41,731)
Missouri/Nevada investigations and fines	—	—	4,388
Operating income, excluding certain charges/credits	$154,701	$147,087	$207,709
Operating margin, excluding certain charges/credits	19.5%	17.6%	21.0%

        Consolidated operating income, excluding certain charges/credits, increased 5.2% in the year ended December 31, 2002 as compared to the year ended December 31, 2001. This increase is due to an aggressive cost containment program we implemented as part of our continued focus on operating efficiencies and realizing synergies from the three acquired properties and the opening of Green Valley Ranch Station. As a result, our consolidated operating margin, excluding certain charges/credits, improved 1.9 percentage points in the year ended December 31, 2002 as compared to the prior year.

        Consolidated operating income, excluding certain charges/credits, declined 29.2% in the year ended December 31, 2001 as compared to the year ended December 31, 2000. This decrease was primarily due to the operating income for the three acquired properties being less than those of the Missouri Operations. Same-store operating income, excluding certain charges/credits, decreased 18.8% to $136.1 million for the year ended December 31, 2001 from $167.6 million in the prior year. The decrease in same-store operating income is due to the same factors mentioned above for net revenues.

        Consolidated operating margin, excluding certain charges/credits, decreased 3.4 percentage points in the year ended December 31, 2001 as compared to the year ended December 31, 2000. Same-store operating margin, excluding certain charges/credits, decreased 4.3 percentage points for the year ended December 31, 2001 as compared to the prior year. We implemented a cost reduction program in response to the decline in revenue during the year; however, there is a delayed effect to any such program. As a result, expenses represented a much higher percentage of revenues for the year ended December 31, 2001 than has historically been the case. In addition, depreciation and amortization expense increased 9.8% over the prior year, which negatively affected the operating margin.

        The following table highlights our various sources of revenues and expenses as compared to prior years (dollars in thousands):

	Year ended December 31, 2002	Percent change	Year ended December 31, 2001	Percent change	Year ended December 31, 2000
Casino revenues	$638,113	(3.2)%	$659,276	(18.4)%	$807,880
Casino expenses	258,383	(10.2)%	287,637	(22.8)%	372,826
Margin	59.5%		56.4%		53.9%
Food and beverage revenues	$133,811	(4.4)%	$139,983	2.0%	$137,198
Food and beverage expenses	78,738	(8.1)%	85,719	2.2%	83,879
Margin	41.2%		38.8%		38.9%
Room revenues	$48,579	2.1%	$47,558	2.8%	$46,260
Room expenses	19,000	(1.5)%	19,289	17.5%	16,416
Margin	60.9%		59.4%		64.5%
Other revenues	$40,790	(34.4)%	$62,179	(5.6)%	$65,865
Other expenses	16,276	(54.3)%	35,620	(3.9)%	37,077
Management fees	$4,853	616.8%	$677	31.2%	$516
Selling, general and administrative expenses	$161,038	(3.0)%	$165,977	(8.7)%	$181,833
Percent of net revenues	20.3%		19.8%		18.4%
Corporate expense	$31,946	23.1%	$25,952	(3.8)%	$26,974
Percent of net revenues	4.0%		3.1%		2.7%
Earnings from joint ventures	$11,293	351.0%	$2,504	54.8%	$1,618

        Casino.    Casino revenues decreased 3.2% for the year ended December 31, 2002 as compared to the year ended December 31, 2001, due to the same factors affecting the combined net revenues for our Major Las Vegas Operations. The casino profit margin increased 3.1 percentage points for the year ended December 31, 2002 as compared to the year ended December 31, 2001. We were able to increase our casino profit margin, despite the revenue decline, by taking advantage of our size and scale and due to aggressive cost containment efforts throughout all areas of the casino, particularly marketing through the use of technology with products such as the Boarding Pass Card, "Xtra Play Cash" and "Jumbo Bingo".

        Casino revenues decreased 18.4% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, due to the same factors affecting consolidated net revenues. The casino profit margin increased to 56.4% for the year ended December 31, 2001 as compared to 53.9% for the year ended December 31, 2000. This increase can be attributed primarily to gaming taxes in Missouri that are significantly higher than in Nevada, which caused the Missouri Operations to have a comparatively lower profit margin.

        Food and Beverage.    Food and beverage revenues decreased 4.4% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Not withstanding the decrease in food and beverage revenue, the food and beverage net profit margin increased 2.4 percentage points over the same periods. We were able to increase our food and beverage net profit margin, despite the decline in revenues, by taking advantage of economies of scale in terms of purchasing power as well as implementing additional cost cutting measures. Food covers declined by 1.4% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The reduction in food covers was due to generally soft economic conditions, as well as additional competition in the market from new restaurants. Average ticket prices decreased 3.9% over the same periods, which was due primarily to selected menu price reductions.

        Food and beverage revenues increased 2.0% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, due to the net addition of restaurants resulting from the purchase of the three new properties and to the sale of the Missouri Operations. Food and beverage net profit margin remained relatively consistent for the year ended December 31, 2001 as compared to the year ended December 31, 2000. Same-store food covers declined 7.4% for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The reduction in food covers was due to additional competition in the market from new restaurants and the same factors discussed previously that affected net revenues. The decline in same-store food covers was offset somewhat by a 1.2% increase in the average ticket price over the same periods, which was due to selected menu price increases.

        Room.    Room revenues increased 2.1% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Room occupancy increased to 91% from 88%, while the average daily room rate decreased to $50 from $52 over the same periods.

        Room revenues increased 2.8% for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The increase is primarily due to the addition of 324 rooms as a result of the acquisition of Santa Fe Station, Fiesta Rancho and Fiesta Henderson, net of the loss of 200 rooms from the sale of Station Casino Kansas City.

        The same-store room occupancy remained unchanged at 90% for the years ended December 31, 2001 and 2000. The same-store average daily room rate decreased to $54 for the year ended December 31, 2001 as compared to $57 for the year ended December 31, 2000. The events of September 11, 2001 had a significant impact on room revenues from a room rate standpoint. While occupancy returned to normal levels, room rates remain lower than in prior years.

        Other.    Other revenues primarily include income from the gift shops, bowling, entertainment, leased outlets and arcades. Other revenues decreased 34.4% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This decrease was due primarily to the sale of Southwest Gaming on September 30, 2001, which provided slot route revenues of approximately $22.9 million for the year ended December 31, 2001. Also included in other revenues for the year ended December 31, 2002, were insurance proceeds of approximately $1.6 million. Other operating expenses decreased 54.3% for the year ended December 31, 2002 as compared to the same period in the prior year. The decrease in other operating expenses was due primarily to the sale of Southwest Gaming mentioned above.

        Other revenues decreased 5.6% for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The decrease in other revenues was primarily due to the sale of Southwest Gaming on September 30, 2001, in addition to the same factors mentioned above for consolidated net revenues.

        Management Fees.    We are the managing partner for both Barley's and Green Valley Ranch Station and receive a management fee equal to 10% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Barley's and 2% of revenues and approximately 5% of EBITDA from Green Valley Ranch Station. For the year ended December 31, 2002, management fees increased to approximately $4.9 million, as compared to $0.7 million for the year ended December 31, 2001, and

$0.5 million for the year ended December 31, 2000. The increase in management fees is directly related to Green Valley Ranch Station, which opened on December 18, 2001.

        Selling, General and Administrative ("SG&A").    SG&A as a percentage of net revenues increased to 20.3% in the year ended December 31, 2002 as compared to 19.8% in the year ended December 31, 2001. A large portion of these costs are fixed and, as a result, as revenues declined the percentage of SG&A to net revenues increased. SG&A expenses decreased 3.0% to $161.0 million for the year ended December 31, 2002, from $166.0 million for the year ended December 31, 2001. The decrease in SG&A expenses is a result of an aggressive cost containment program in addition to taking advantage of economies of scale in terms of marketing, purchasing power, advertising and promotions, which was offset somewhat by an increase in energy costs.

        SG&A as a percentage of net revenues increased to 19.8% in the year ended December 31, 2001 as compared to 18.4% in the year ended December 31, 2000. We implemented a cost reduction program in response to the decline in revenue during the year; however, there is a delayed effect to any such program. As a result, expenses represented a much higher percentage of revenues for the year than has historically been the case. Also, a large portion of these costs are fixed and, as a result, as revenues declined the percentage of SG&A to net revenues increased. SG&A expenses also increased due to the significant increase in energy costs over the prior year.

        Corporate Expense.    Corporate expense as a percentage of net revenues increased to 4.0% in the year ended December 31, 2002 as compared to 3.1% in the year ended December 31, 2001. Corporate expense as a percentage of net revenues increased to 3.1% in the year ended December 31, 2001 as compared to 2.7% in the year ended December 31, 2000. A large portion of these corporate expenses are fixed, which causes an increase in the percentage of net revenues as revenues decline. In addition, during the year ended December 31, 2002, we experienced an increase in litigation costs, which included approximately $3.8 million related to the Harrah's patent litigation, as well as an increase in incentive compensation as compared to the prior year. During the year ended December 31, 2001, we also experienced an increase of approximately $0.8 million in litigation costs as well as an increase of approximately $0.4 million in charitable contributions as compared to the year ended December 31, 2000.

        Depreciation and Amortization.    Depreciation and amortization increased 4.6% in the year ended December 31, 2002 to $72.8 million as compared to $69.6 million in the year ended December 31, 2001. The increase is due primarily to capital spent throughout 2001, which included the retheming of The Reserve to a Fiesta-branded property, the completion of the expansion project at Santa Fe Station and the purchase of new slot machines and a new slot system. This increase was offset partially due to a portion of the original equipment at Sunset Station having been fully depreciated during 2002.

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

        Impairment Loss.    We recorded an impairment loss of $8.8 million and $4.0 million in the years ended December 31, 2002 and 2001, respectively, to adjust the carrying value of our other assets to their estimated fair value. In the year ended December 31, 2002, approximately $3.9 million of the impairment loss related to the write-down of certain assets related to our investments in an Internet, intra-state gaming platform and related technology. In May 2002, the Nevada Gaming Commission communicated that it had general concerns regarding the security and reliability of Internet gaming platforms. The impairment of these assets was based upon our decision to no longer pursue Nevada-based Internet gaming activities as a result of the uncertainty of regulatory approval of these types of activities. As a result, all of the hardware, software and internal development costs that we had incurred were written off in 2002, as they were deemed to have no value.

        In addition, approximately $4.9 million of the impairment loss was related to our option to invest in the Internet wagering business. In February 2002, we announced that we intended to purchase a 50% interest in Kerzner Interactive Limited (formerly SunOnline Limited) ("Kerzner Interactive"), a wholly owned subsidiary of Kerzner International Limited (formerly Sun International Hotels Limited) ("Kerzner"). Kerzner Interactive was to be the exclusive vehicle for both Kerzner and us to pursue the Internet wagering business. In July 2002, we converted our agreement to acquire a 50% interest in Kerzner Interactive into an option to do so, and paid $4.5 million for such option. Kerzner has decided to discontinue Kerzner Interactive, as it targeted Internet wagering only from jurisdictions that permitted online gaming. As these jurisdictions became more restrictive in their acceptance of Internet gaming, the market size was reduced and competition intensified, resulting in a substantial decrease in the probability of achieving profitability in the short-to-medium term. As a result, we have written-off the option payment and other costs related to this investment.

        In the year ended December 31, 2001, we recorded an impairment loss with respect to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas. This impairment loss was necessary because, after evaluating all of our options, we determined not to develop a casino on this site. The assets included capitalized rent and design costs, which had no value after we made the decision not to develop a gaming facility on this parcel. As of December 31, 2002, gaming is not permitted on this site due to zoning restrictions.

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

        Gain On Sale of Properties.    On September 30, 2001, we sold Southwest Gaming Services, Inc. ("Southwest Gaming"), our wholly owned subsidiary, to Blake L. Sartini, our former executive vice-president and chief operating officer. We transferred our stock in Southwest Gaming to Mr. Sartini in exchange for our common stock valued at approximately $8.4 million. We recorded a gain on the sale of $1.7 million in the year ended December 31, 2001. The gain reflected the difference between the carrying value of our investment in the Southwest Gaming assets to be distributed of $6.7 million and the fair value of our common stock of $8.4 million, which was based on its average trading price for five days before September 30, 2001, the transaction closing date.

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

        Earnings From Joint Ventures.    We jointly own a 50% interest in Green Valley Ranch Station and Barley's. For the year ended December 31, 2002, we recorded $11.3 million as our share of the earnings from these joint ventures. We recorded our share of the earnings from these joint ventures of $2.5 million and $1.6 million for the years ended December 2001 and December 2000, respectively. The earnings from joint ventures increased as a result of the opening of Green Valley Ranch Station on December 18, 2001.

        Interest Expense, net.    Interest costs incurred (expensed and capitalized) decreased 10.1% to $98.9 million in the year ended December 31, 2002 as compared to $110.0 million in the year ended December 31, 2001. This decrease is directly related to a decrease of $80.6 million in total long-term debt from the prior year (excluding the interest rate swap mark-to-market adjustment). The decrease in interest expense was also related to a decrease in the average cost of debt to 8.08% for the year ended December 31, 2002 from 8.80% for the year ended December 31, 2001, which is directly related to the interest rate swaps that have converted a portion of our fixed-rate debt to a floating rate. The net effect of the interest rate swaps resulted in a reduction in interest expense of $10.7 million for the year ended December 31, 2002 as compared to a reduction of $4.9 million in the year ended December 31, 2001.

        Interest costs incurred (expensed and capitalized) increased 10.9% to $110.0 million in the year ended December 31, 2001 as compared to $99.2 million in the year ended December 31, 2000. This increase is directly related to an increase of $242.0 million in total long-term debt from the prior year (excluding the interest rate swap mark-to-market adjustment), resulting from the addition of $400.0 million in 8 3/8% senior notes, which was offset by the elimination of $198.0 million in 10 1/8% senior subordinated notes. The increase in interest expense was tempered somewhat by a decrease in the average cost of debt to 8.80% for the year ended December 31, 2001 from 9.56% for the year ended December 31, 2000.

        Interest Expense from Joint Ventures.    For the years ended December 31, 2002 and 2001, we recorded $6.3 million and $0.2 million, respectively, in interest expense related to our unconsolidated joint ventures. The increase in interest expense from joint ventures is directly related to the opening of Green Valley Ranch Station on December 18, 2001.

        Loss on Early Retirement of Debt.    The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", in April 2002. SFAS No. 145 changed the criteria for reporting any gain or loss resulting from the extinguishment of debt as an extraordinary item. Such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. We adopted SFAS No. 145 in 2002, and have reclassified prior period losses on early retirement of debt as an item in other non-operating income (expense), rather than classified as an extraordinary item shown net of the applicable tax benefit.

        During the year ended December 31, 2002, we recorded a loss on early retirement of debt of approximately $5.8 million, of which approximately $1.4 million relates to the write-off of the unamortized loan costs on our previous revolving facility (see—"Liquidity and Capital Resources—Description of Certain Indebtedness and Capital Stock"). The remaining $4.4 million relates to the redemption of our $150 million 9 3/4% senior subordinated notes on October 18, 2002. We recorded a charge of approximately $10.1 million to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem our $150 million 9 3/4% senior subordinated notes, which was partially offset by approximately $5.7 million from the adjusted basis of the debt as a result of the fair value hedge termination that was tied directly to our $150 million 9 3/4% senior subordinated notes.

        During the year ended December 31, 2001, we recorded a loss on early retirement of debt of $12.7 million related to the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem our $198.0 million 10 1/8% senior subordinated notes which were due in 2006.

        Change in Accounting Principle.    The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", in June 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002. As a result of an independent third party appraisal, we recorded an impairment loss of $13.3 million, net of the applicable tax benefit, related to the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in our consolidated statements of operations.

Liquidity and Capital Resources

        During the year ended December 31, 2002, we generated cash flows from operating activities of $130.3 million. In addition, we sold approximately $13.1 million of land, property and equipment during 2002, received approximately $15.3 million in proceeds from the termination of two interest rate swaps (see "Description of Certain Indebtedness and Capital Stock") and received approximately $12.3 million from the exercise of stock options. At December 31, 2002, we had total available borrowings of $365.0 million under the Revolving Facility, of which $177.2 million was outstanding. We had $59.3 million in cash and cash equivalents as of December 31, 2002.

        During the year ended December 31, 2002, total capital expenditures were $20.1 million, of which approximately $1.3 million was related to the expansion at Santa Fe Station and $18.8 million was for maintenance capital expenditures and various other projects. In addition to capital expenditures, we advanced approximately $24.1 million to the United Auburn Indian Community (the "UAIC") for the development of the Thunder Valley Casino project (see "Future Development"), paid approximately $5.5 million in construction contracts and purchased approximately $4.9 million in land held for development during 2002. We also purchased approximately 743,000 shares of our common stock for approximately $10.2 million.

        Our primary cash requirements for 2003 are expected to include (i) $58.6 million for the remaining balance of the purchase price for the 73 acres of land at Charleston Boulevard and Interstate 215 (see "Future Development"), (ii) approximately $25 million to $30 million for maintenance capital expenditures, (iii) approximately $7.0 million to conclude the purchase of the Wildfire Casino (see "Future Development"), (iv) principal and interest payments on indebtedness, (v) other strategic land purchases throughout the Las Vegas area and (vi) opportunistic repurchases of our common stock. Our capital requirements during 2003 may also include amounts necessary to fund the development of the Thunder Valley Casino project with the UAIC. In addition, we have in the past, and may in the future, make acquisitions, complete master-planned expansions, complete other development projects and enter into joint ventures. While we have not entered into any agreement with respect to any such future acquisition or joint venture other than as disclosed in this report, our capital requirements during 2003 may include amounts necessary to permit us to pursue such expansion activities.

        We believe that cash flows from operations, borrowings under the Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during 2003. However, we are continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (See "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

  Off Balance Sheet Arrangements

        As of December 31, 2002, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include a limited make-well agreement for $44.0 million (which has been reduced to $42.8 million as of December 31, 2002) related to the financing at Green Valley Ranch Station (see "Description of Certain Indebtedness and Capital Stock—Green Valley Ranch Station"), a make-well agreement for an undetermined amount and completion guaranty related to the financing of the Thunder Valley Casino project (see "Future Development—United Auburn Indian Community") and an interest rate swap with a notional amount of $50.0 million (see "Description of Certain Indebtedness and Capital Stock—Senior and Senior Subordinated Notes").

        The following table summarizes our contractual obligations and commitments (amounts in thousands):

	Contractual obligations
	Long-term debt (a)	Operating leases (b)	Other long-term obligations (c)	Total contractual cash obligations
As of December 31,
2003	$122	$13,406	$10,548	$24,076
2004	—	13,403	7,222	20,625
2005	—	12,029	3,374	15,403
2006	—	11,817	1,622	13,439
2007	177,200	11,806	69	189,075
Thereafter	973,669	624,462	—	1,598,131

Total	$1,150,991	$686,923	$22,835	$1,860,749

(a)
See Note 7 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(b)
See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)
Other long-term obligations are comprised of employment contracts.

Future Development

  United Auburn Indian Community

        We have entered into a Development Services Agreement and a Management Agreement with the UAIC. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, we are developing, with the UAIC, Thunder Valley Casino, a gaming and entertainment facility on 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC. The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the United States Department of the Interior's preliminary decision to accept the land into trust. Immediately following the District Court's decision, the plaintiffs appealed the decision to the Washington, D.C. court of appeals and filed an emergency motion for stay of the District Court's decision. The court of appeals denied the plaintiffs' emergency action. Notwithstanding the denial of the plaintiffs' emergency motion and the acceptance of the land into trust, there can be no assurances that the plaintiffs will not seek other extraordinary remedies and there can be no assurances as to the ultimate outcome of the plaintiffs' pending appeal. Our seven-year Management Agreement to manage Thunder Valley Casino was approved by the National Indian Gaming Commission in December 2002. Upon the opening of Thunder Valley Casino, we will receive a management fee equal to 24% of the facility's income. We will also receive a development fee equal to 2% of the cost of the project. The development fee is payable upon the opening of the facility.

        It is anticipated that Thunder Valley Casino will house between 1,256 and 1,906 Class III slot machines and approximately 100 table games, including a private VIP gaming area. The facility will have numerous dining and entertainment amenities, including a center pit bar, three specialty restaurants, a 500-seat buffet, a food court and parking for over 3,000 vehicles. Construction began on October 26, 2002, and we anticipate that the casino will open in June 2003 with the remainder of the facility to be completed during the fourth quarter of 2003. The cost of the project is expected to be approximately $215 million. We also assisted the UAIC in obtaining $142.5 million of financing for the project through a group of lenders, and we provided an unlimited completion guaranty and credit support for all amounts outstanding under such financing. Any amounts required under the completion guaranty are recoverable after the facility has opened. We, along with the UAIC, are currently working on completing the remainder of the financing;

however, to the extent the additional funds cannot be raised through third parties, we will fund any shortfall. As of December 31, 2002, we had advanced approximately $34.5 million to the UAIC for the development of Thunder Valley Casino, which is included as a note receivable on our consolidated balance sheets. Based on the current terms of the credit financing, our advances cannot be repaid prior to the maturity of the credit facility, which is scheduled for January 2009. Our advances to the UAIC are subordinated to the credit facility and carry an interest rate of 10%, which will be recorded upon the opening of the facility. As of December 31, 2002, the accrued interest on our advances to the UAIC was approximately $2.6 million.

  Wildfire Casino

        We purchased the Wildfire Casino in January 2003 for $8.0 million, which was funded with borrowings from our Revolving Facility. The Wildfire Casino is located on Rancho Road in Las Vegas, across from Texas Station. The 20,000 square-foot facility features 170 slot machines, six table games, a sports book, lounge, outdoor patio and a full-service restaurant.

  Land Acquisition

        We have acquired certain parcels of land in the Las Vegas valley and in Sacramento, California as part of our development activities. Our decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to secure additional, acceptable financing in order to proceed with any particular project. As of December 31, 2002, we had $102.2 million of land held for development that consists primarily of five sites that are owned or leased, which comprise 151 acres in the Las Vegas valley and 98 acres in the Sacramento area near the Thunder Valley Casino project. In addition, we have options to purchase a total of 66 acres adjacent to two of the sites in the Las Vegas valley. The Rhodes Ranch site consists of two parcels totaling 73 acres (we own 41 acres and have an option to purchase 32 acres), located at the intersection of Durango Road and the Southern Beltway/Interstate 215 located in the southwest quadrant of Las Vegas. The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas. We are leasing (with an option to purchase) 34 acres of the site and hold an option to purchase the adjacent 34-acre parcel. We also own a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215 and a 27-acre gaming-entitled parcel at the intersection of Boulder Highway and Nellis Boulevard.

        In July 2002, we entered into an agreement that gives us the right to acquire approximately 73 acres of land in the Summerlin master-planned community in Las Vegas, Nevada. The land is located on Charleston Boulevard at the Interstate 215/Charleston interchange. The purchase price for the land is approximately $65 million. We exercised our option to purchase the property and made a payment of $6.4 million in October 2002, which will be fully applicable to the purchase price. We anticipate completing the purchase during the second quarter of 2003; however, no assurances can be made that the purchase will actually be completed.

Regulation and Taxes

        We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the National Indian Gaming Commission and tribal gaming agency of the UAIC. Changes in applicable laws or regulations could have a significant impact on our operations.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada legislature is currently considering various proposals to increase taxes on our operations. While the final tax bill has not been enacted, it is likely that we will be subject to increased taxes; however, the magnitude of any increase in taxes is yet to be determined.

        We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on our operating results.

Description of Certain Indebtedness and Capital Stock

  Revolving Facility

        In September 2002, we completed financing on a new $365.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility contains no principal amortization and matures in September 2007. The Borrowers are our major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility). As of December 31, 2002, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.25%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.25%. As of December 31, 2002, the fee for the unfunded portion of the Revolving Facility was 0.50%.

        The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of December 31, 2002, the Borrowers' funded debt to Adjusted EBITDA ratio was 0.73 to 1.00 and the fixed charge coverage ratio was 3.05 to 1.00. In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through June 30, 2003, which reduces to 5.00 to 1.00 on September 30, 2003 through June 30, 2005, to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. As of December 31, 2002, our consolidated funded debt to Adjusted EBITDA ratio was 4.83 to 1.00. We have pledged the stock of all of our major subsidiaries.

  Senior and Senior Subordinated Notes

        In 2001, we completed offerings for a total of $400.0 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes bear interest at a rate equal to 8 3/8% per annum and were priced at par. The indentures governing the Senior Notes contain substantially the same covenants as our senior subordinated notes as well as a limitation on liens we can incur. The proceeds from the Senior Notes were used to repay amounts outstanding on our previous revolving facility and to redeem our $198.0 million 10 1/8% senior subordinated notes, which were due in 2006. As a result of the redemption, we recorded a loss on early retirement of debt of approximately $12.7 million in 2001.

        We have $573.7 million, net of unamortized discount of $1.2 million, of senior subordinated notes outstanding as of December 31, 2002, $199.9 million of these notes bear interest, payable semi-annually, at a rate of 8 7/8% per year and $375.0 million of these notes bear interest, payable semi-annually, at a rate of 9 7/8% per year (collectively the "Notes"). The indentures governing the Notes and Senior Notes (the "Indentures") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt and to pay dividends. At December 31, 2002, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.26 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restricts our ability to pay dividends on our capital stock. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

        During 2001, we entered into various interest rate swaps with members of our bank group to manage interest expense. The interest rate swaps have converted a portion of our fixed-rate debt to a floating rate. As of December 31, 2002, we had one remaining interest rate swap agreement with a total notional amount of $50.0 million in which we pay a floating rate at December 31, 2002 of approximately 3.76% and receive a fixed rate at December 31, 2002 of approximately 8.38%. The interest rate swap terminates in 2008. The net effect of all of the interest rate swaps resulted in a reduction in interest expense of $10.7 million and $4.9 million for the years ended December 31, 2002 and 2001, respectively.

        On October 18, 2002, we redeemed our $150 million 9 3/4% senior subordinated notes. The redemption was funded with proceeds from the Revolving Facility. We recorded a charge of approximately $10.1 million during the year ended December 31, 2002, to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem our $150 million 9 3/4% senior subordinated notes. This charge was partially offset by approximately $5.7 million from the adjusted basis of the debt as a result of the fair value hedge termination that was tied directly to our $150 million 9 3/4% senior subordinated notes, as discussed below. In addition, we recorded a loss on early retirement of debt of approximately $1.4 million in 2002 to reflect the write-off of the unamortized loan costs on our previous revolving facility.

        In September 2002, we terminated an interest rate swap with a notional amount of $150 million, which was due to terminate in 2007. The interest rate swap was terminated at its market value and, as a result, we received approximately $5.8 million. This interest rate swap was tied directly to our $150 million 9 3/4% senior subordinated notes. The mark-to-market adjustment was amortized as a reduction of interest expense over the original contract life of the interest rate swap. When our $150 million 9 3/4% senior subordinated notes were redeemed on October 18, 2002, the adjusted basis of the debt as a result of the fair value hedge termination of approximately $5.7 million was included in the calculation of the net loss on the early retirement of the related debt.

        In December 2002, we terminated an interest rate swap with a notional amount of $100 million, which was due to terminate in 2010. The interest rate swap was terminated at its market value and, as a result, we received approximately $9.5 million. This interest rate swap was tied directly to our $375 million 9 3/4% senior subordinated notes. The mark-to-market adjustment will be amortized as a reduction of interest expense over the original contract life of the interest rate swap and as of December 31, 2002, the remaining balance of $9.4 million is included in long-term debt.

        The interest rate swaps that we entered into qualify for the "shortcut" method allowed under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the

Company's balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded assets of $5.3 million and $5.5 million as of December 31, 2002 and 2001, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

  Green Valley Ranch Station

        Green Valley Ranch Station, located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada, opened on December 18, 2001. It is owned by a 50/50 joint venture between GCR Gaming and us. We developed the project on 40 acres of a 170-acre multi-use commercial development. We are the managing partner of Green Valley Ranch Station and receive a management fee equal to 2% of the property's revenues and approximately 5% of EBITDA, as defined in the operating agreement. Management fees earned in connection with Green Valley Ranch Station were approximately $4.6 million and $0.3 million for the years ended December 31, 2002 and 2001, respectively.

        During the third quarter of 2001, we completed financing for Green Valley Ranch Station. The financing was completed with a group of banks, and originally provided for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points. The available borrowings have reduced to $150.3 million as of December 31, 2002. Also during the third quarter of 2001, Green Valley Ranch Station entered into an agreement to swap the majority of this floating rate to a fixed rate that will approximate 6.9% during the term of the loan. The loan required a completion guaranty and a limited make-well of $44.0 million, if necessary (based on operating results of the property). Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants. Both the completion guaranty and make-well are joint and several obligations of each partner, with GCR Gaming's obligation collateralized. We were not required to make any payments related to the completion guaranty. As of December 31, 2002, we had contributed approximately $0.6 million for obligations related to the make-well agreement. The make-well agreement will terminate upon achieving a debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees of at least $42.0 million. As of December 31, 2002, the debt to Adjusted EBITDA ratio was 3.97 to 1.00. The outstanding balance of the Green Valley Ranch Station revolving credit facility as of December 31, 2002, was approximately $145.3 million. In addition to the bank financing, Green Valley Ranch Station has secured equipment and other financing which had an outstanding balance of approximately $30.0 million as of December 31, 2002.

        On December 31, 2001, Green Valley Ranch Station entered into an interest rate swap that is matched to a portion of its revolving facility, which terminates on December 29, 2006. At December 31, 2002, the notional amount was $106.5 million, and decreases by varying amounts each quarter until it reaches $20.0 million on September 29, 2006 through the termination date. In March 2002, Green Valley Ranch Station entered into an additional interest rate swap that terminates on March 28, 2007, and is matched to a portion of its equipment financing. The notional amount of this interest rate swap at December 31, 2002 was $25.5 million and decreases by $1.5 million each quarter. The interest rate swaps have converted a portion of Green Valley Ranch Station's floating rate debt to a fixed rate. As of December 31, 2002, Green Valley Ranch Station was paying a weighted average fixed rate of 4.33% on the interest rate swaps and was receiving a weighted average floating rate based on three-month LIBOR of 1.38%. These interest rate swaps were also priced to have no value at inception. As a result of the mark-to-market valuation of the interest rate swaps as of December 31, 2002, we recorded approximately $1.7 million for our share of the Green Valley Ranch Station interest rate swaps in accumulated other comprehensive loss in our consolidated balance sheets.

  Common Stock

        We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 66,689,773 shares of which were issued and 8,730,872 shares were held in treasury as of December 31, 2002. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

  Preferred Stock

        We are authorized to issue up to 5 million shares of our preferred stock, $0.01 par value per share of which none were issued. The Board of Directors, without further action by the holders of our common stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of our common stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

  Treasury Stock

        We are authorized to repurchase up to approximately 19.5 million shares of our common stock. During the year ended December 31, 2002, we repurchased approximately 743,000 shares of our common stock for approximately $10.2 million. As of December 31, 2002, we had acquired approximately 8.7 million shares at a cost of approximately $109.5 million.

        In July 2000, we entered into an equity forward contract that allowed for shares of our common stock to be purchased by a financial institution and held on our behalf. In January 2001, we closed out the contract and purchased 3.2 million shares for approximately $46.0 million. On September 30, 2001, we acquired approximately 1.0 million shares of our common stock at a cost of $8.4 million as a result of the sale of Southwest Gaming.

  Put Warrants

        During 2000, we sold put warrants on 2.2 million shares of our common stock. One of the contracts for 1.1 million shares expired on its own terms and the premium received at the inception of the contract was recorded in additional paid-in capital on our consolidated balance sheets. The other contract for 1.1 million shares in 2000 was extended and ultimately settled in cash later in 2000. The net cash obtained from the premiums received at inception and the extension, net of the cash paid to settle the contract, was approximately $2.1 million and was recorded in additional paid-in capital.

        In 2001, we sold put warrants on a total of 215,000 shares of our common stock and later in 2001, upon exercise of the put warrants on their respective maturity dates, purchased the shares for $2.6 million. The purchase of the put warrants is included in treasury stock on our consolidated balance sheets.

        The put warrants that were issued in 2000 and 2001 were European style options, which contained maturities of either three or six months. The contracts did not require us to deliver registered shares or to post any collateral. We were paid a put premium on each put warrant that was issued. All of the put contracts gave us the option of a net-cash settlement or settlement in our own shares (either physical settlement or net-share settlement) and were recorded as equity instruments, therefore, no gains or losses were recorded in our consolidated financial statements.

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

        The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", in April 2002. See "Results of Operations—Loss on Early Retirement of Debt".

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are generally effective for financial statements of interim or annual periods ending after December 15, 2002. We will adopt Interpretation No. 45 in 2003 and we believe that this Interpretation will not have a significant impact on our results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion 25 (see Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under the Revolving Facility. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility) as selected by us. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The Revolving Facility matures in September 2007.

        The following table provides information about our long-term debt at December 31, 2002 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Revolving Facility at a weighted average interest rate of approximately 4.3%	September 2007	$177,200	$177,200	$177,200
8 3/8% senior notes	February 2008	400,000	400,000	424,000
9 7/8% senior subordinated notes	July 2010	375,000	373,769	406,875
8 7/8% senior subordinated notes	December 2008	199,900	199,900	208,396
Other notes, interest at 8.0%	June 2003	122	122	122
Market value of interest rate swaps		14,731	14,731	14,731

Total		$1,166,953	$1,165,722	$1,231,324

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

        The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	As of December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$122	$—	$—	$—	$—	$973,669	$973,791
Average interest rate	8.00%	—	—	—	—	9.05%	9.05%
Variable-rate	$—	$—	$—	$—	$177,200	$—	$177,200
Average interest rate	—	—	—	—	4.26%	—	4.26%
Interest rate swaps:
Notional amount	$—	$—	$—	$—	$—	$50,000	$50,000
Average payable rate	—	—	—	—	—	3.76%	3.76%
Average receivable rate	—	—	—	—	—	8.38%	8.38%

ITEM 8. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

         To the Board of Directors and Stockholders of Station Casinos, Inc.:

        We have audited the accompanying consolidated balance sheets of Station Casinos, Inc. and subsidiaries (the "Company") (a Nevada corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Station Casinos, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles", and recorded a cumulative effect of a change in accounting principle in the first quarter of 2002.

Deloitte & Touche LLP

Las Vegas, Nevada
January 29, 2003

STATION CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$59,339	$66,117
Receivables, net	10,992	15,452
Income tax receivable	4,431	2,403
Inventories	4,875	4,454
Prepaid gaming tax	13,260	14,265
Prepaid expenses	5,765	6,080
Deferred income tax	3,847	4,262

Total current assets	102,509	113,033
Property and equipment, net	1,046,051	1,106,102
Goodwill and other intangibles, net	167,498	189,095
Land held for development	102,205	98,876
Investments in joint ventures	75,209	72,012
Note receivable	34,487	10,401
Other assets, net	70,388	66,603

Total assets	$1,598,347	$1,656,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$122	$332
Accounts payable	8,534	26,661
Accrued payroll and related	25,666	19,556
Construction contracts payable	—	5,534
Accrued interest payable	15,356	17,559
Accrued progressives	6,098	6,209
Accrued group insurance	6,761	7,509
Accrued expenses and other current liabilities	26,262	25,446

Total current liabilities	88,799	108,806
Long-term debt, less current portion	1,165,600	1,236,758
Deferred income tax, net	52,777	40,453
Other long-term liabilities, net	20,493	21,201

Total liabilities	1,327,669	1,407,218

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 66,689,773 and 65,349,368 shares issued	454	441
Treasury stock, 8,730,872 and 7,987,882 shares, at cost	(109,462)	(99,248)
Additional paid-in capital	316,714	300,254
Deferred compensation—restricted stock	(20,232)	(19,510)
Accumulated other comprehensive loss	(1,695)	—
Retained earnings	84,899	66,967

Total stockholders' equity	270,678	248,904

Total liabilities and stockholders' equity	$1,598,347	$1,656,122

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the years ended December 31,
	2002	2001	2000
Operating revenues:
Casino	$638,113	$659,276	$807,880
Food and beverage	133,811	139,983	137,198
Room	48,579	47,558	46,260
Other	40,790	62,179	65,865
Management fees	4,853	677	516

Gross revenues	866,146	909,673	1,057,719
Promotional allowances	(73,281)	(72,816)	(67,659)

Net revenues	792,865	836,857	990,060

Operating costs and expenses:
Casino	258,383	287,637	372,826
Food and beverage	78,738	85,719	83,879
Room	19,000	19,289	16,416
Other	16,276	35,620	37,077
Selling, general and administrative	161,038	165,977	181,833
Corporate expense	31,946	25,952	26,974
Depreciation and amortization	72,783	69,576	63,346
Impairment loss	8,791	4,001	—
Preopening expenses	—	6,413	3,858
Gain on sale of properties	—	(1,662)	(41,731)
Missouri/Nevada investigations and fines	—	—	4,388

	646,955	698,522	748,866

Operating income	145,910	138,335	241,194
Earnings from joint ventures	11,293	2,504	1,618

Operating income and earnings from joint ventures	157,203	140,839	242,812

Other income (expense):
Interest expense, net	(96,689)	(97,142)	(94,098)
Interest expense from joint ventures	(6,272)	(199)	—
Loss on early retirement of debt	(5,808)	(12,732)	(840)
Other	1,322	(303)	(565)

	(107,447)	(110,376)	(95,503)

Income before income taxes and cumulative effect of change in accounting principle	49,756	30,463	147,309
Income tax provision	(18,508)	(11,094)	(53,804)

Income before cumulative effect of change in accounting principle	31,248	19,369	93,505
Cumulative effect of change in accounting principle, net of applicable income tax benefit of $7,170	(13,316)	—	—

Net income	$17,932	$19,369	$93,505

Basic and diluted earnings per common share:
Income before cumulative effect of change in accounting principle:
Basic	$0.54	$0.34	$1.55
Diluted	$0.51	$0.32	$1.48
Net income:
Basic	$0.31	$0.34	$1.55
Diluted	$0.30	$0.32	$1.48
Weighted average common shares outstanding:
Basic	57,845	57,693	60,519
Diluted	60,730	60,037	63,116

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands)

	Common stock	Treasury stock	Additional paid-in capital	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total stockholders' equity
Balances, December 31, 1999	$424	$(11,862)	$282,294	$(7,432)	$(716)	$(45,907)	$216,801
Exercise of stock options	3	—	3,146	—	—	—	3,149
Cancellation of restricted stock	—	—	(631)	631	—	—	—
Amortization of deferred compensation	—	—	—	751	—	—	751
Purchase of treasury stock, at cost (2,384 shares)	—	(30,020)	—	—	—	—	(30,020)
Sale of put warrants	—	—	2,085	—	—	—	2,085
Other	—	—	1,900	—	—	—	1,900
Asset held for sale market valuation adjustment	—	—	—	—	716	—	716
Net income	—	—	—	—	—	93,505	93,505

Balances, December 31, 2000	427	(41,882)	288,794	(6,050)	—	47,598	288,887
Exercise of stock options	1	—	1,431	—	—	—	1,432
Issuance of restricted stock	13	—	15,116	(15,129)	—	—	—
Cancellation of restricted stock	—	—	(189)	189	—	—	—
Amortization of deferred compensation	—	—	—	1,480	—	—	1,480
Purchase of treasury stock, at cost (3,470 shares)	—	(49,145)	—	—	—	—	(49,145)
Sale of Southwest Gaming	—	(8,440)	—	—	—	—	(8,440)
Other	—	219	(4,898)	—	—	—	(4,679)
Net income	—	—	—	—	—	19,369	19,369

Balances, December 31, 2001	441	(99,248)	300,254	(19,510)	—	66,967	248,904
Exercise of stock options	11	—	12,322	—	—	—	12,333
Issuance of restricted stock	2	—	3,693	(3,695)	—	—	—
Amortization of deferred compensation	—	—	—	2,973	—	—	2,973
Purchase of treasury stock, at cost (743 shares)	—	(10,214)	—	—	—	—	(10,214)
Green Valley Ranch Station interest rate swap market valuation adjustment, net of income taxes	—	—	—	—	(1,695)	—	(1,695)
Other	—	—	445	—	—	—	445
Net income	—	—	—	—	—	17,932	17,932

Balances, December 31, 2002	$454	$(109,462)	$316,714	$(20,232)	$(1,695)	$84,899	$270,678

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$17,932	$19,369	$93,505

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,783	69,576	63,346
Cumulative effect of change in accounting principle	20,486	—	—
Loss on early retirement of debt	5,808	12,732	840
Amortization of debt discount and issuance costs	4,082	6,376	2,979
Impairment loss	8,791	4,001	—
Gain on sale of properties	—	(1,662)	(41,731)
Changes in assets and liabilities:
Decrease (increase) in receivables, net	2,432	10,944	(19,613)
Decrease (increase) in inventories and prepaid expenses	856	(3,666)	432
Increase in deferred income tax	12,739	12,103	56,430
(Decrease) increase in accounts payable	(18,156)	4,939	9,873
Increase (decrease) in accrued expenses and other current liabilities	3,992	(15,274)	(321)
Other, net	(1,486)	(252)	(2,044)

Total adjustments	112,327	99,817	70,191

Net cash provided by operating activities	130,259	119,186	163,696

Cash flows from investing activities:
Capital expenditures	(20,138)	(449,888)	(358,763)
Proceeds from sale of land, property and equipment	13,123	12,900	511,576
Purchase of land held for development	(4,925)	(15,094)	(79,596)
Investments in joint ventures	(615)	(23,228)	(58,837)
Note receivable	(24,086)	(4,565)	(3,607)
Accrued construction contracts payable	—	5,534	5,476
Payments on construction contracts	(5,534)	(5,476)	(750)
Other, net	(18,773)	(7,331)	(8,203)

Net cash (used in) provided by investing activities	(60,948)	(487,148)	7,296

Cash flows from financing activities:
Borrowings (payments) under bank facility with maturity dates less than three months, net	(25,900)	14,100	(313,300)
Borrowings under bank facility, maturity dates greater than three months	135,000	30,000	—
Payments under bank facility, maturity dates greater than three months	(40,000)	—	—
Principal payments on notes payable	(3,560)	(5,690)	(13,695)
Proceeds from the issuance of senior notes/senior subordinated notes	—	400,000	373,522
Redemption of senior subordinated notes	(155,685)	(206,247)	—
Proceeds from termination of interest rate swaps	15,303	—	—
Purchase of treasury stock	(10,214)	(49,145)	(30,020)
Exercise of stock options	12,333	1,432	3,149
Debt issuance costs	(3,665)	(8,110)	(11,721)
Other, net	299	1,755	3,985

Net cash (used in) provided by financing activities	(76,089)	178,095	11,920

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(6,778)	(189,867)	182,912
Balance, beginning of year	66,117	255,984	73,072

Balance, end of year	$59,339	$66,117	$255,984

Supplemental cash flow disclosures:
Cash paid for interest, net of $2,065, $10,918 and $3,849 capitalized	$92,553	$91,255	$93,582
Cash (received) paid for income taxes, net	$(2,567)	$(17,288)	$16,550
Supplemental disclosure of non-cash items:
Equipment purchases financed by debt	$—	$200	$—
Sale of Southwest Gaming	$—	$8,440	$—

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Basis of Presentation

  Basis of Presentation and Organization

        Station Casinos, Inc. (the "Company"), a Nevada corporation, is a gaming company that currently owns and operates eight major hotel/casino properties (one of which is 50% owned) and two smaller casino properties (one of which is 50% owned) in the Las Vegas metropolitan area. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), Texas Station, LLC ("Texas Station"), Sunset Station, Inc. ("Sunset Station"), Santa Fe Station, Inc. ("Santa Fe Station"), Fiesta Station, Inc. ("Fiesta Rancho"), Lake Mead Station, Inc. ("Fiesta Henderson") and Wild Wild West Gambling Hall & Hotel ("Wild Wild West"). The Company also owns a 50% interest in Barley's Casino & Brewing Company ("Barley's") and Green Valley Ranch Gaming, LLC ("Green Valley Ranch Station"), and a 6.7% interest in the Palms Casino Resort, which are accounted for under the equity method. The Company is the managing partner for both Barley's and Green Valley Ranch Station. Green Valley Ranch Station opened on December 18, 2001. All significant intercompany accounts and transactions have been eliminated.

  Acquisitions

        On October 2, 2000, the Company purchased substantially all of the assets of the Santa Fe Hotel & Casino from Santa Fe Gaming Corporation and Santa Fe Hotel, Inc. for $205 million and renamed the property Santa Fe Station. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated based on estimated fair values at the date of acquisition. A total of approximately $113.3 million, representing the excess of acquisition cost over the estimated fair value of the tangible net assets, was allocated to goodwill. Goodwill amortization was based on a 40-year life until January 1, 2002, at which time amortization ceased upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see Goodwill and Other Intangibles).

        On January 4, 2001, the Company purchased substantially all of the assets of the Fiesta Casino Hotel from Fiesta Hotel Corporation, Los Pueblos, Inc. and Joe G. Maloof & Co., Inc. for $170 million and renamed the property Fiesta Rancho in December 2001. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated based on estimated fair values at the date of acquisition. A total of approximately $78.9 million, representing the excess of acquisition cost over the estimated fair value of the tangible net assets, was allocated to goodwill and other intangibles of which $73.9 million represented goodwill and was amortized based on a 40-year life until January 1, 2002, at which time amortization ceased upon the adoption of SFAS No. 142. The remaining $5.0 million was allocated to other intangibles, which are being amortized over five years (see Goodwill and Other Intangibles).

        On January 30, 2001, the Company purchased substantially all of the assets of The Reserve Hotel & Casino from Ameristar Casinos, Inc. for $71.8 million and renamed the property Fiesta Henderson in December 2001. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated based on estimated fair values at the date of acquisition.

        The following unaudited pro forma information has been prepared assuming that these acquisitions had occurred on January 1, 2000. Pro forma information is not required for 2001, as the properties were purchased at the beginning of 2001. This pro forma information is not indicative of what would have occurred had these acquisitions been made as of January 1, 2000 (unaudited, amounts in thousands, except per share data).

For the year ended December 31, 2000
Net revenues	$1,213,510
Net income	$81,146
Basic earnings per common share	$1.34
Diluted earnings per common share	$1.29

  Sale of Properties

        Until December 20, 2000, the Company owned and operated St. Charles Riverfront Station, Inc. ("Station Casino St. Charles") located in St. Charles, Missouri and Kansas City Station Corporation ("Station Casino Kansas City") located in Kansas City, Missouri. On December 20, 2000, the Company sold substantially all of the assets of Station Casino St. Charles and Station Casino Kansas City (collectively the "Missouri Properties") to Ameristar Casinos, Inc. for an aggregate purchase price of approximately $488 million and recorded a gain of $41.7 million. Net revenues and operating income for the Missouri Properties was approximately $315.4 million and $102.9 million, respectively for the year ended December 31, 2000.

        Until September 30, 2001, the Company also owned and provided slot route management services in southern Nevada. On September 30, 2001, the Company sold Southwest Gaming Services, Inc. ("Southwest Gaming") to Blake L. Sartini, its former executive vice-president and chief operating officer. The Company transferred its stock in Southwest Gaming to Mr. Sartini in exchange for Station Casinos' common stock valued at approximately $8.4 million. The Company recorded a gain of $1.7 million in the year ended December 31, 2001. The gain reflected the difference between the carrying value of the Company's investment in the Southwest Gaming assets to be distributed of $6.7 million and the fair value of Station Casinos' common stock of $8.4 million, which was based on its average trading price for five days before September 30, 2001, the transaction closing date. Net revenues and operating income for Southwest Gaming for the nine months ended September 30, 2001 were approximately $22.9 million and $1.6 million, respectively. Net revenues and operating income for Southwest Gaming for the year ended December 31, 2000 were approximately $26.8 million and $1.3 million, respectively.

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

  Fair Value of Financial Instruments

        The carrying value of the Company's cash and cash equivalents, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. The fair value of the Revolving Facility approximates the carrying amount of the debt due to the short-term nature of the underlying borrowings. The fair value of the Company's other long-term debt is estimated based on the quoted market prices for the same or similar issues (see Note 7).

  Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

        The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. The consolidated financial statements reflect all adjustments required by SFAS No. 144 as of December 31, 2002.

  Capitalization of Interest

        The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's weighted average cost of borrowed money. Interest capitalized was approximately $2.1 million, $10.9 million and $3.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  Goodwill and Other Intangibles

        The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", in June 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. The Company implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002 and will annually perform such test. As a result of an independent third party appraisal, the Company recorded an impairment loss of $13.3 million, net of the applicable tax benefit, related to the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in the Company's consolidated statements of operations. Fiesta Rancho was purchased in early 2001, and there were no events or changes in circumstances ("triggering events") during the course of 2001 that would have indicated the recoverability of the carrying amount of the property should be assessed. As a result, there was no requirement to test for impairment under the provisions of SFAS No. 121, which was the primary literature regarding the impairment of an asset prior to the adoption of SFAS No. 142. Also, in connection with the acquisition of Fiesta Rancho, the Company acquired the customer list and is amortizing it over five years. The customer list was valued at $5.0 million at the time of the purchase and as of December 31, 2002, had a net book value of approximately $3.5 million. The amortization expense related to the customer list for the year ended December 31, 2002, was approximately $1.2 million and is expected to remain the same in future periods until fully amortized.

        The following tables illustrates what the effect of adopting SFAS No. 142 would have had on net income and earnings per common share for the years ended December 31, 2001 and 2000, adjusted to exclude amortization expense related to goodwill that is no longer being amortized (amounts in thousands):

	December 31,
	2001	2000
Net income as reported	$19,369	$93,505
Goodwill amortization, net of applicable income tax benefit	3,062	570

Adjusted net income	$22,431	$94,075

Basic earnings per common share as reported	$0.34	$1.55
Goodwill amortization, net of applicable income tax benefit	0.05	0.01

Adjusted basic earnings per common share	$0.39	$1.56

Diluted earnings per common share reported	$0.32	$1.48
Goodwill amortization, net of applicable income tax benefit	0.05	0.01

Adjusted diluted earnings per common share	$0.37	$1.49

  Debt Issuance Costs

        Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets on the Company's consolidated balance sheets.

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

  Interest Rate Swaps

        From time to time, the Company uses interest rate swaps and similar financial instruments to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument (see Notes 7 and 8).

  Revenues and Promotional Allowances

        The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Revenues include the retail value of accommodations and food and beverage provided on a complimentary basis to customers. Such amounts are then deducted from revenues as promotional allowances on the Company's consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):

	For the years ended December 31,
	2002	2001	2000
Food and beverage	$59,781	$59,398	$51,545
Room	3,023	3,482	3,126
Other	2,899	2,634	3,242

Total	$65,703	$65,514	$57,913

        The Company's Boarding Pass player rewards program (the "Program") allows customers to redeem points earned from their gaming activity at all Station properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Program are recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Program is recorded in casino costs and expenses.

  Related Party Transactions

        The Company has entered into various related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station and consulting agreements with certain members of its Board of Directors. The expenses related to these related party transactions were approximately $5.1 million, $5.1 million and $5.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. During the year ended December 31, 2001, the Company recorded a related party gain of approximately $1.7 million for the sale of Southwest Gaming to the Company's former executive vice-president and chief operating officer (see Sale of Properties). During the year ended December 31, 2002, the Company recorded hotel revenue from a related party of approximately $0.3 million related to a wholesale travel agent.

  Earnings Applicable to Common Stock

        In accordance with the provisions of SFAS No. 128, "Earnings Per Share", basic EPS is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options.

        The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands):

	For the years ended December 31,
	2002	2001	2000
Weighted average common shares outstanding (used in calculation of basic earnings per share)	57,845	57,693	60,519
Potential dilution from the assumed exercise of stock options	2,885	2,344	2,597

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	60,730	60,037	63,116

        The number of antidilutive stock options as of December 31, 2002, 2001 and 2000 was 0.2 million, 5.5 million and 0.1 million, respectively.

  Stock-Based Employee Compensation

        The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation programs. Accordingly, compensation expense recognized was different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation expense for the plans been determined in accordance with SFAS No. 123, the effect on the Company's net income and basic and diluted earnings per common share would have been as follows (amounts in thousands, except per share data):

	For the years ended December 31,
	2002	2001	2000
Net income:
As reported	$17,932	$19,369	$93,505
Stock-based compensation expense reported in net income	289	—	—
Stock-based compensation expense under fair value method	(4,894)	(5,219)	(3,556)

Pro forma net income	$13,327	$14,150	$89,949

Earnings per common share:
Basic—as reported	$0.31	$0.34	$1.55
Basic—pro forma	0.23	0.25	1.49
Diluted—as reported	$0.30	$0.32	$1.48
Diluted—pro forma	0.22	0.24	1.43

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	For the years ended December 31,
	2002	2001	2000
Expected dividend yield	—	—	—
Expected stock price volatility	56.34%	52.00%	52.00%
Risk-free interest rate	3.82%	4.03%	6.12%
Expected average life of options (years)	4.42	3.83	4.36
Weighted average fair value per option granted	$6.69	$4.73	$6.68

        Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

  Operating Segments

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires separate financial information be disclosed for all operating segments of a business. The Company believes that it meets the "economic similarity" criteria established by SFAS No. 131, and as a result, the Company aggregates all of its properties into one operating segment. All of our properties offer the same products, cater to the same customer base, are all located in the greater Las Vegas, Nevada area, have the same regulatory and tax structure, share the same marketing techniques and are all directed by a centralized management structure.

  Recently Issued Accounting Standards

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

        The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", in April 2002. SFAS No. 145 changed the criteria for reporting any gain or loss resulting from the extinguishment of debt as an extraordinary item. Such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. The Company adopted SFAS No. 145 in 2002, and has reclassified prior period losses on early retirement of debt as an item in other non-operating income (expense), rather than classified as an extraordinary item shown net of applicable tax benefit.

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are generally effective for financial statements of interim or annual periods ending after December 15, 2002. The Company will adopt Interpretation No. 45 in 2003 and believes that this Interpretation will not have a significant impact on its results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion 25 (see Stock-Based Employee Compensation above).

  Reclassifications

        Certain amounts in the December 31, 2001 and 2000 consolidated financial statements have been reclassified to conform to the December 31, 2002 presentation. These reclassifications had no effect on the previously reported net income.

2. Receivables

        Components of receivables are as follows (amounts in thousands):

	December 31,
	2002	2001
Casino	$7,280	$7,705
Hotel	2,417	2,470
Other	3,977	9,426

	13,674	19,601
Allowance for doubtful accounts	(2,682)	(4,149)

Receivables, net	$10,992	$15,452

3. Property and Equipment

        Property and equipment consists of the following (amounts in thousands):

		December 31,
	Estimated life (years)
		2002	2001
Land	—	$109,652	$112,383
Land leases	8-51	4,995	4,995
Buildings and improvements	10-45	872,094	857,823
Furniture, fixtures and equipment	3-7	353,694	352,598
Construction in progress	—	14,861	29,479

		1,355,296	1,357,278
Accumulated depreciation and amortization		(309,245)	(251,176)

Property and equipment, net		$1,046,051	$1,106,102

        At December 31, 2002 and 2001, substantially all property and equipment of the Company is pledged as collateral for long-term debt.

4. Land Held for Development

        The Company has acquired certain parcels of land in the Las Vegas valley and in Sacramento, California as part of its development activities. The Company's decision on whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that it will be able to secure additional, acceptable financing in order to proceed with any particular project. As of December 31, 2002, the Company had $102.2 million of land held for development that consists primarily of five sites that are owned or leased, which comprise 151 acres in the Las Vegas valley and 98 acres in the Sacramento area near the Thunder Valley Casino project. In addition, the Company has options to purchase a total of 66 acres adjacent to two of the sites in the Las Vegas valley. The Rhodes Ranch site consists of two parcels totaling 73 acres (the Company owns 41 acres and has an option to purchase 32 acres), located at the intersection of Durango Road and the Southern Beltway/Interstate 215 located in the southwest quadrant of Las Vegas. The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas. The Company is leasing (with an option to purchase) 34 acres of the site and holds an option to purchase the adjacent 34-acre parcel. The Company also owns a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215 and a 27-acre gaming-entitled parcel at the intersection of Boulder Highway and Nellis Boulevard.

        In July 2002, the Company entered into an agreement that gives it the right to acquire approximately 73 acres of land in the Summerlin master-planned community in Las Vegas, Nevada. The land is located on Charleston Boulevard at the Interstate 215/Charleston interchange. The purchase price for the land is approximately $65 million. The Company exercised its option to purchase the property and made a payment of $6.4 million in October 2002, which will be fully applicable to the purchase price. The Company anticipates completing the purchase during the second quarter of 2003; however, no assurances can be made that the purchase will actually be completed.

5. Investments in Joint Ventures

        The Company has investments in two 50% owned joint ventures, Green Valley Ranch Station and Barley's, and a 6.7% investment in a joint venture that operates the Palms Casino Resort in Las Vegas, Nevada, that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of the joint ventures. The investment balance also includes interest capitalized during the construction period, which is amortized against the earnings of the joint venture. Investments in joint ventures consist of the following (amounts in thousands):

	December 31,
	2002	2001
Green Valley Ranch Station (50.0%)	$55,685	$52,596
Barley's (50.0%)	2,740	2,608
Palms Casino Resort (6.7%)	16,784	16,808

Investments in joint ventures	$75,209	$72,012

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	December 31,
	2002	2001
Current assets	$45,607	$38,482
Property and equipment and other assets, net	534,302	566,845
Current liabilities	58,380	88,454
Long-term debt and other liabilities	208,264	191,584
Stockholders' equity	313,265	325,289

        Summarized results of operations for the joint ventures are as follows (amounts in thousands):

	For the years ended December 31,
	2002	2001	2000
Net revenues	$276,051	$36,277	$14,589
Operating costs and expenses	236,817	56,837	12,124

Operating income (loss)	39,234	(20,560)	2,465
Interest expense, net	19,450	1,081	—

Net income (loss)	$19,784	$(21,641)	$2,465

        The Company is the managing partner for both Barley's and Green Valley Ranch Station and receives a management fee equal to 10% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Barley's and 2% of revenues and approximately 5% of EBITDA from Green Valley Ranch Station, which is included in net revenues on the Company's consolidated statements of operations. The operating earnings from these joint ventures are shown as a separate line item on the Company's consolidated statements of operations after operating income. In addition, interest expense from these joint ventures is shown as a separate component under other income (expense) in the Company's consolidated statements of operations. The following table identifies the total equity earnings from joint ventures (amounts in thousands):

	For the years ended December 31,
	2002	2001	2000
Operating earnings from joint ventures	$11,293	$2,504	$1,618
Interest expense from joint ventures	(6,272)	(199)	—

Total equity earnings from joint ventures	$5,021	$2,305	$1,618

6. Asset Impairment

        The Company recorded an impairment loss of $8.8 million and $4.0 million in the years ended December 31, 2002 and 2001, respectively, to adjust the carrying value of its other assets to their estimated fair value. In the year ended December 31, 2002, approximately $3.9 million of the impairment loss related to the write-down of certain assets related to the Company's investments in an Internet, intra-state gaming platform and related technology. In May 2002, the Nevada Gaming Commission communicated that it had general concerns regarding the security and reliability of Internet gaming platforms. The impairment of these assets was based upon a decision by the Company to no longer pursue Nevada-based Internet gaming activities as a result of the uncertainty of regulatory approval of these types of activities. As a result, all of the hardware, software and internal development costs that the Company had incurred were written off in 2002, as they were deemed to have no value.

        In addition, approximately $4.9 million of the impairment loss was related to the Company's option to invest in the Internet wagering business. In February 2002, the Company announced that it intended to purchase a 50% interest in Kerzner Interactive Limited (formerly SunOnline Limited) ("Kerzner Interactive"), a wholly owned subsidiary of Kerzner International Limited (formerly Sun International Hotels Limited) ("Kerzner"). Kerzner Interactive was to be the exclusive vehicle for both Kerzner and the Company to pursue the Internet wagering business. In July 2002, the Company converted its agreement to acquire a 50% interest in Kerzner Interactive into an option to do so, and paid $4.5 million for such option. Kerzner has decided to discontinue Kerzner Interactive, as it targeted Internet wagering only from jurisdictions that permitted online gaming. As these jurisdictions became more restrictive in their acceptance of Internet gaming, the market size was reduced and competition intensified, resulting in a substantial decrease in the probability of achieving profitability in the short-to-medium term. As a result, the Company has written off the option payment and other costs related to this investment.

        In the year ended December 31, 2001, the Company recorded an impairment loss with respect to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas. This impairment loss was necessary because, after evaluating all of its options, the Company determined not to develop a casino on this site. The assets included capitalized rent and design costs, which had no value after the Company made the decision not to develop a gaming facility on this parcel. As of December 31, 2002, gaming is not permitted on this site due to zoning restrictions.

7. Long-term Debt

        Long-term debt consists of the following (amounts in thousands):

	December 31,
	2002	2001
Revolving credit facility, $365.0 million limit at December 31, 2002, due September 30, 2007, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (4.3% at December 31, 2002)	$177,200	$108,100
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008	400,000	400,000
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, net of unamortized discount of $1.2 million and $1.3 million at December 31, 2002 and 2001, respectively	373,769	373,662
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	199,900	199,900
9 3/4% senior subordinated notes, interest payable semi-annually, principal due April 15, 2007, net of unamortized discount of $3.7 million at December 31, 2001 (redeemed on October 18, 2002, using the revolving credit facility)	—	146,287
Other long-term debt, collateralized by various assets including equipment and land, monthly installments including interest of 8.0% at December 31, 2002	122	3,682

Total long-term debt	1,150,991	1,231,631
Current portion of long-term debt	(122)	(332)
Market value of interest rate swaps	14,731	5,459

Total long-term debt, net	$1,165,600	$1,236,758

  Revolving Facility

        In September 2002, the Company completed financing on a new $365.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility contains no principal amortization and matures in September 2007. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company's assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility). As of December 31, 2002, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.25%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.25%. As of December 31, 2002, the fee for the unfunded portion of the Revolving Facility was 0.50%.

        The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of December 31, 2002, the Borrowers' funded debt to Adjusted EBITDA ratio was 0.73 to 1.00 and the fixed charge coverage ratio was 3.05 to 1.00. In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through June 30, 2003, which reduces to 5.00 to 1.00 on September 30, 2003 through June 30, 2005, to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. As of December 31, 2002, the Company's consolidated funded debt to Adjusted EBITDA ratio was 4.83 to 1.00. The Company has pledged the stock of all of its major subsidiaries.

  Senior and Senior Subordinated Notes

        In 2001, the Company completed offerings for a total of $400.0 million of senior notes due in February 2008 (the "Senior Notes"). The Senior Notes bear interest at a rate equal to 8 3/8% per annum and were priced at par. The indentures governing the Senior Notes contain substantially the same covenants as the Company's senior subordinated notes as well as a limitation on liens the Company can incur. The proceeds from the Senior Notes were used to repay amounts outstanding on the previous revolving facility and to redeem the $198.0 million 10 1/8% senior subordinated notes, which were due in 2006. As a result of the redemption, the Company recorded a loss on early retirement of debt of approximately $12.7 million in 2001.

        The indentures governing the Company's senior subordinated notes (the "Notes") and senior notes (the "Indentures") contain certain customary financial and other covenants, which limit the Company and its subsidiaries' ability to incur additional debt and to pay dividends. At December 31, 2002, the Company's Consolidated Coverage Ratio (as defined in the Indentures) was 2.26 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event the Company's Consolidated Coverage

Ratio is below 2.00 to 1.00, the covenant limits the Company's ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restricts the Company's ability to pay dividends on its capital stock. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.

        During 2001, the Company entered into various interest rate swaps with members of its bank group to manage interest expense. The interest rate swaps have converted a portion of the Company's fixed-rate debt to a floating rate. As of December 31, 2002, the Company had one remaining interest rate swap agreement with a total notional amount of $50.0 million in which it pays a floating rate at December 31, 2002 of approximately 3.76% and receives a fixed rate at December 31, 2002 of approximately 8.38%. The interest rate swap terminates in 2008. The net effect of all of the interest rate swaps resulted in a reduction in interest expense of $10.7 million and $4.9 million for the years ended December 31, 2002 and 2001, respectively.

        On October 18, 2002, the Company redeemed the $150 million 9 3/4% senior subordinated notes. The redemption was funded with proceeds from the Revolving Facility. The Company recorded a charge of approximately $10.1 million during the year ended December 31, 2002, to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the $150 million 9 3/4% senior subordinated notes. This charge was partially offset by approximately $5.7 million from the adjusted basis of the debt as a result of the fair value hedge termination that was tied directly to the $150 million 9 3/4% senior subordinated notes, as discussed below. In addition, the Company recorded a loss on early retirement of debt of approximately $1.4 million in 2002 to reflect the write-off of the unamortized loan costs on the previous revolving facility.

        In September 2002, the Company terminated an interest rate swap with a notional amount of $150 million, which was due to terminate in 2007. The interest rate swap was terminated at its market value and, as a result, the Company received approximately $5.8 million. This interest rate swap was tied directly to the $150 million 9 3/4% senior subordinated notes. The mark-to-market adjustment was amortized as a reduction of interest expense over the original contract life of the interest rate swap. When the $150 million 9 3/4% senior subordinated notes were redeemed on October 18, 2002, the adjusted basis of the debt as a result of the fair value hedge termination of approximately $5.7 million was included in the calculation of the net loss on the early retirement of the related debt.

        In December 2002, the Company terminated an interest rate swap with a notional amount of $100 million, which was due to terminate in 2010. The interest rate swap was terminated at its market value and, as a result, the Company received approximately $9.5 million. This interest rate swap was tied directly to the $375 million 9 3/4% senior subordinated notes. The mark-to-market adjustment will be amortized as a reduction of interest expense over the original contract life of the interest rate swap and as of December 31, 2002 the remaining balance of $9.4 million is included in long-term debt.

        The interest rate swaps that the Company entered into qualify for the "shortcut" method allowed under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company's balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded assets of $5.3 million and $5.5 million as of December 31, 2002 and 2001, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

        The estimated fair value of the Company's long-term debt at December 31, 2002 was approximately $1.22 billion, compared to its book value of approximately $1.15 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, 2002, for the Company's debt securities that are publicly traded. For the Revolving Facility, the fair value approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

        Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years ending December 31,
2003	$122
2004	—
2005	—
2006	—
2007	177,200
Thereafter	973,669

Total	$1,150,991

8. Commitments and Contingencies

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

  Texas Station Lease

        The Company entered into a ground lease for 47 acres of land on which Texas Station is located. The Company leases this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $287,500 through June 2005. In July 2005, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2010, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals with the next option in May 2005, to purchase the land at fair market value. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Revolving Facility.

  Sunset Station Lease

        In June 1994, the Company entered into a lease agreement for approximately 48 acres of land on which Sunset Station is located. In June 2001, the Company exercised its option to purchase this land for $23.9 million. The purchase price was funded with borrowings from the Company's Revolving Facility.

  Operating Leases

        The Company leases several parcels of land, buildings and equipment used in its operations. Leases on various parcels ranging from 13 acres to 47 acres have terms expiring between September 2007 and March 2099. Future minimum lease payments required under these operating leases and other noncancelable operating leases are as follows (amounts in thousands):

Years ending December 31,
2003	$13,406
2004	13,403
2005	12,029
2006	11,817
2007	11,806
Thereafter	624,462

Total	$686,923

        Rent expense totaled approximately $12.7 million, $11.8 million and $10.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  Green Valley Ranch Station

        Green Valley Ranch Station, located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada, opened on December 18, 2001. It is owned by a 50/50 joint venture between the Company and GCR Gaming. The Company developed the project on 40 acres of a 170-acre multi-use commercial development. The Company is the managing partner of Green Valley Ranch Station and receives a management fee equal to 2% of the property's revenues and approximately 5% of EBITDA, as defined in the operating agreement. Management fees earned in connection with Green Valley Ranch Station were approximately $4.6 million and $0.3 million for the years ended December 31, 2002 and 2001, respectively.

        During the third quarter of 2001, the Company completed financing for Green Valley Ranch Station. The financing was completed with a group of banks, and originally provided for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points. The available borrowings have reduced to $150.3 million as of December 31, 2002. Also during the third quarter of 2001, Green Valley

Ranch Station entered into an agreement to swap the majority of this floating rate to a fixed rate that will approximate 6.9% during the term of the loan. The loan required a completion guaranty and a limited make-well of $44.0 million, if necessary (based on operating results of the property). Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants. Both the completion guaranty and make-well are joint and several obligations of each partner, with GCR Gaming's obligation collateralized. The Company was not required to make any payments related to the completion guaranty. As of December 31, 2002, the Company has contributed approximately $0.6 million for obligations related to the make-well agreement. The make-well agreement will terminate upon achieving a debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees of at least $42.0 million. As of December 31, 2002, the debt to Adjusted EBITDA ratio was 3.97 to 1.00. The outstanding balance of the Green Valley Ranch Station revolving credit facility as of December 31, 2002, was approximately $145.3 million. In addition to the bank financing, Green Valley Ranch Station has secured equipment and other financing which had an outstanding balance of approximately $30.0 million as of December 31, 2002.

        On December 31, 2001, Green Valley Ranch Station entered into an interest rate swap that is matched to a portion of its revolving facility, which terminates on December 29, 2006. At December 31, 2002, the notional amount was $106.5 million, and decreases by varying amounts each quarter until it reaches $20.0 million on September 29, 2006 through the termination date. In March 2002, Green Valley Ranch Station entered into an additional interest rate swap that terminates on March 28, 2007, and is matched to a portion of its equipment financing. The notional amount of this interest rate swap at December 31, 2002, was $25.5 million and decreases by $1.5 million each quarter. The interest rate swaps have converted a portion of Green Valley Ranch Station's floating rate debt to a fixed rate. As of December 31, 2002, Green Valley Ranch Station was paying a weighted average fixed rate of 4.33% on the interest rate swaps and was receiving a weighted average floating rate based on three-month LIBOR of 1.38%. These interest rate swaps were also priced to have no value at inception. As a result of the mark-to-market valuation of the interest rate swaps as of December 31, 2002, the Company recorded approximately $1.7 million for its share of the Green Valley Ranch Station interest rate swaps in accumulated other comprehensive loss in the Company's consolidated balance sheets.

  United Auburn Indian Community

        The Company has entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the "UAIC"). Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, the Company and the UAIC are developing Thunder Valley Casino, a gaming and entertainment facility on 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento. On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC. The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the United States Department of the Interior's preliminary decision to accept the land into trust. Immediately following the District Court's decision, the plaintiffs appealed the decision to the Washington, D.C. court of appeals and filed an emergency motion for stay of the District Court's decision. The court of appeals denied the plaintiffs' emergency action. Notwithstanding the denial of the plaintiffs' emergency motion and the acceptance of the land into trust, there can be no assurances that the plaintiffs will not seek other extraordinary remedies and there can be no assurances as to the ultimate outcome of the plaintiffs' pending appeal. The Company's seven-year Management Agreement to manage Thunder Valley Casino was approved by the National Indian Gaming Commission in December 2002. Upon the opening of Thunder Valley Casino, the Company will receive a management fee equal to 24% of the facility's income. The Company will also receive a development fee equal to 2% of the cost of the project. The development fee is payable upon the opening of the facility.

        It is anticipated that Thunder Valley Casino will house between 1,256 and 1,906 Class III slot machines and approximately 100 table games, including a private VIP gaming area. The facility will have numerous dining and entertainment amenities, including a center pit bar, three specialty restaurants, a 500-seat buffet, a food court and parking for over 3,000 vehicles. Construction began on October 26, 2002, and the Company anticipates that the casino will open in June 2003 with the remainder of the facility to be completed during the fourth quarter of 2003. The cost of the project is expected to be approximately $215 million. The Company also assisted the UAIC in obtaining $142.5 million of financing for the project through a group of lenders, with the Company providing an unlimited completion guaranty and credit support for all amounts outstanding under such financing. Any amounts required under the completion guaranty are recoverable after the facility has opened. The Company and the UAIC are currently working on completing the remainder of the financing; however, to the extent the additional funds cannot be raised through third parties, the Company will fund any shortfall. As of December 31, 2002, the Company had advanced approximately $34.5 million to the UAIC for the development of Thunder Valley Casino, which is included as a note receivable on the Company's consolidated balance sheets. Based on the current terms of the credit financing, the Company's advances cannot be repaid prior to the maturity of the credit facility, which is scheduled for January 2009. The Company's advances to the UAIC are subordinated to the credit facility and carry an interest rate of 10%, which will be recorded upon the opening of the facility. As of December 31, 2002, the accrued interest on the Company's advances to the UAIC was approximately $2.6 million.

  Summerlin Land Acquisition

        In July 2002, the Company entered into an agreement that gives it the right to acquire approximately 73 acres of land in the Summerlin master-planned community in Las Vegas, Nevada. The land is located on Charleston Boulevard at the Interstate 215/Charleston interchange. The purchase price for the land is approximately $65 million. The Company exercised its option to purchase the property and made a payment of $6.4 million in October 2002, which will be fully applicable to the purchase price. The Company anticipates completing the purchase during the second quarter of 2003; however, no assurances can be made that the purchase will actually be completed.

9. Stockholders' Equity

  Common Stock

        The Company is authorized to issue up to 135 million shares of its common stock, $0.01 par value per share, 66,689,773 shares of which were issued and 8,730,872 shares were held in treasury as of December 31, 2002. Each holder of the common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

  Preferred Stock

        The Company is authorized to issue up to 5 million shares of its preferred stock, $0.01 par value per share of which none were issued. The Board of Directors, without further action by the holders of common stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

  Treasury Stock

        The Company is authorized to repurchase up to approximately 19.5 million shares of its common stock. During the year ended December 31, 2002, the Company repurchased approximately 743,000 shares of its common stock for approximately $10.2 million. As of December 31, 2002, the Company had acquired approximately 8.7 million shares at a cost of approximately $109.5 million.

        In July 2000, the Company entered into an equity forward contract that allowed for shares of its common stock to be purchased by a financial institution and held on its behalf. In January 2001, the Company closed out the contract and purchased 3.2 million shares for approximately $46.0 million. On September 30, 2001, the Company acquired approximately 1.0 million shares of its common stock at a cost of $8.4 million as a result of the sale of Southwest Gaming.

  Put Warrants

        During 2000, the Company sold put warrants on 2.2 million shares of its common stock. One of the contracts for 1.1 million shares expired on its own terms and the premium received at the inception of the contract was recorded in additional paid-in capital on the Company's consolidated balance sheets. The other contract for 1.1 million shares in 2000 was extended and ultimately settled in cash later in 2000. The net cash obtained from the premiums received at inception and the extension, net of the cash paid to settle the contract, was approximately $2.1 million and was recorded in additional paid-in capital.

        In 2001, the Company sold put warrants on a total of 215,000 shares of its common stock and later in 2001, upon exercise of the put warrants on their respective maturity dates, purchased the shares for $2.6 million. The purchase of the put warrants is included in treasury stock on the Company's consolidated balance sheets.

        The put warrants that were issued in 2000 and 2001 were European style options, which contained maturities of either three or six months. The contracts did not require the Company to deliver registered shares or to post any collateral. The Company was paid a put premium on each put warrant that was issued. All of the put contracts gave the Company the option of a net-cash settlement or settlement in its own shares (either physical settlement or net-share settlement) and were recorded as equity instruments, therefore, no gains or losses were recorded in the Company's consolidated financial statements.

  Other Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income", requires companies to disclose other comprehensive income and the components of such income. Comprehensive income is the total of net income and all other non-stockholder changes in equity. For the year ended December 31, 2002, the Company recorded its 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch Station as other comprehensive loss. Comprehensive income was computed as follows (amounts in thousands):

	For the years ended December 31,
	2002	2001	2000
Net income	$17,932	$19,369	$93,505
Mark-to-market valuation of interest rate swaps	(1,695)	—	—

Comprehensive income	$16,237	$19,369	$93,505

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

10. Benefit Plans

  Stock Compensation Programs

        The Company has adopted a Stock Compensation Program which includes (i) an Incentive Stock Option Plan for the grant of incentive stock options, (ii) a Compensatory Stock Option Plan providing for the grant of nonqualified stock options, (iii) a Restricted Shares Plan providing for the grant of restricted shares of common stock and (iv) a Nonemployee Director Stock Option Plan, providing for the grant of nonqualified stock options. The Company has also adopted the 1999 Stock Compensation Program (combined with the Stock Compensation Program "the Programs"), which includes (i) the 1999 Compensatory Stock Option Plan providing for the majority of the grants of nonqualified stock options to employees who are not officers or directors of the Company and (ii) the 1999 Share Plan which grants shares of common stock to employees based on their length of service with the Company. Officers, key employees, directors (whether employee or non-employee) and independent contractors or consultants of the Company and its subsidiaries are eligible to participate in the Programs. However, only employees of the Company and its subsidiaries are eligible to receive incentive stock options.

        A maximum of 18,710,500 shares of common stock has been reserved for issuance under the Programs. Options are granted at the current market price at the date of grant. The plan provides for a variety of vesting schedules, including immediate, 20% per year for five years, 10% per year for 10 years, and a cliff vest at the vesting date, to be determined at the time of grant. Generally, all options expire 10 years from the date of grant.

        The Programs will terminate 10 years from the date of adoption, unless terminated earlier by the Board of Directors, and no options or restricted shares may be granted under the Programs after such date. Summarized information for the Programs is as follows:

	For the years ended December 31,
	2002		2001		2000
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of the year	14,637,783	$10.22	10,765,592	$9.91	9,908,493	$9.01
Granted	1,649,500	$13.70	4,298,000	$11.02	1,820,250	$13.93
Exercised	(1,079,667)	$8.46	(132,638)	$6.10	(277,884)	$6.18
Canceled	(1,674,072)	$13.07	(293,171)	$12.64	(685,267)	$8.93

Outstanding at end of the year	13,533,544	$10.59	14,637,783	$10.22	10,765,592	$9.91

Exercisable at end of year	7,133,595	$9.05	7,655,597	$9.64	6,479,932	$9.82

Options available for grant	1,497,825		510,811		5,808,296

        The following table summarizes information about the options outstanding at December 31, 2002:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2002	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2002	Weighted average exercise price
$ 3.29—$ 5.44	2,476,636	5.3	$5.09	2,202,136	$5.09
$ 5.45—$10.89	5,376,461	5.7	$9.09	3,432,461	$9.39
$10.90—$14.52	2,952,250	7.2	$13.63	900,650	$13.26
$14.53—$18.15	2,728,197	8.6	$15.25	598,348	$15.35

	13,533,544	6.6	$10.59	7,133,595	$9.05

        Restricted stock grants of 50,000, 1,297,800 and 6,000 shares were issued under the Programs during the years ended December 31, 2002, 2001 and 2000, respectively. The effect of these grants is to increase the issued and outstanding shares of the Company's common stock and decrease the number of shares available for grant in the plan. Deferred compensation is recorded for the restricted stock grants equal to the market value of the Company's common stock on the date of grant. The deferred compensation is amortized over the period the restricted stock vests and is recorded as compensation expense in the accompanying consolidated statements of operations. In addition, the Company issued 219,138 shares of restricted stock in 2001 to three of its executive officers in accordance with a Long-Term Stay-On Performance Incentive Plan.

        The fair value on the grant date of the restricted shares and the amount of compensation expense recognized in connection with the restricted shares is as follows (amounts in thousands):

	For the years ended December 31,
	2002	2001	2000
Fair value on grant date	$695	$18,044	$85
Compensation expense	2,973	1,480	751

  401(k) Plan

        The Company has a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50% of the first 4% of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contribution was approximately $1.7 million, $1.7 million and $2.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

11. Executive Compensation Plans

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

12. Income Taxes

        The Company files a consolidated federal income tax return. The provision for income taxes for financial reporting purposes consists of the following (amounts in thousands):

	For the years ended December 31,
	2002	2001	2000
Income tax provision from continuing operations	$(18,508)	$(11,094)	$(53,804)
Tax benefit from change in accounting principle	7,170	—	—

Total income taxes.	$(11,338)	$(11,094)	$(53,804)

        The provision for income taxes attributable to the net income consists of the following (amounts in thousands):

	For the years ended December 31,
	2002	2001	2000
Current	$372	$108	$(22,266)
Deferred	(18,880)	(11,202)	(31,538)

Total income taxes	$(18,508)	$(11,094)	$(53,804)

        The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	For the years ended December 31,
	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
Lobbying and political	0.7	0.7	0.3
Meals and entertainment	0.6	2.2	0.6
Credits earned, net	(1.7)	(1.8)	(0.3)
Sale of subsidiary	—	(1.5)	—
Nondeductible officers compensation	2.8	0.2	0.1
Other, net	1.3	1.6	0.8

Effective tax rate	38.7%	36.4%	36.5%

        The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Current:
Accrued vacation, bonuses and group insurance	$4,120	$5,101
Prepaid gaming taxes	(4,484)	(4,621)
Other	4,211	3,782

Total current	3,847	4,262

Long-term:
Preopening and other costs, net of amortization	4,736	3,248
Accrued benefits	8,367	7,612
FICA credits	1,268	827
Alternative minimum tax credits	22,638	18,221
Other	1,720	—

Total long-term	38,729	29,908

Total deferred tax assets	42,576	34,170

Deferred tax liabilities:
Long-term:
Temporary differences related to property and equipment	(87,637)	(66,991)
Other	(3,869)	(3,370)

Total deferred tax liabilities	(91,506)	(70,361)

Net	$(48,930)	$(36,191)

        The excess of the alternative minimum tax over the regular federal income tax is a tax credit, which can be carried forward indefinitely to reduce future regular federal income tax liabilities. The Company did not record a valuation allowance at December 31, 2002 or 2001 relating to recorded tax benefits because all benefits are more likely than not to be realized.

13. Legal Matters

        The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs.

  Poulos/Ahearn Case

        On April 26, 1994, a suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et al., as class representative, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Station Casinos. On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et al., as class representative, in the United States District Court,

Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Station Casinos and most of the other major hotel/casino companies. The lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court for the District of Nevada (the "Nevada District Court"). On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff, Larry Schreier, et al., as class representative, in the Nevada District Court, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot machines, including the Company. Motions to dismiss the Poulos/Ahearn and Schreier cases were filed by defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996. On May 31, 1996, an Amended Complaint was filed, naming William H. Poulos, et al., as plaintiff. Defendants filed a motion to dismiss. On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to dismiss the Amended Complaint. In December 1996, the Court consolidated the Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants' Motions to Dismiss the Amended Complaints. The plaintiffs filed a Consolidated Amended Complaint on February 13, 1997. On or about December 19, 1997, the Court issued formal opinions granting in part and denying in part the defendants' motion to dismiss. In so doing, the Court ordered plaintiffs to file an amended complaint in accordance with the Court's orders in January of 1998. Accordingly, plaintiffs amended their complaint and filed it with the Nevada District Court in February 1998. The Company and all other defendants continue to deny the allegations contained in the amended complaint filed on behalf of plaintiffs. The plaintiffs are seeking compensatory, special, consequential, incidental, and punitive damages in unspecified amounts. On June 25, 2002, the Nevada District Court denied plaintiffs' motion for class certification. On July 11, 2002, plaintiffs filed a petition for permission to appeal such class certification ruling with the United States Court of Appeals for the Ninth Circuit. On August 15, 2002, the Ninth Circuit granted plaintiffs' petition for permission to appeal such class certification ruling. While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs' claims are without merit and does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

  Fitzgerald's Sugar Creek, Inc. v. Kansas City Station Corp., et al.

        On December 20, 2000, the Company and Kansas City Station Corporation were named as defendants in an action styled Fitzgerald Sugar Creek, Inc. v. Kansas City Station Corp., et al., No. 00CV230480 (Circuit Court of Jackson County, Missouri). The plaintiff alleges that the defendants are liable for unspecified actual and punitive damages and other relief, based on alleged tortuous interference with the plaintiff's business expectancy of receiving a Missouri gaming license in the Kansas City metropolitan area. The allegations of the petition appear to be based on the same issues involved in the investigation by the Missouri Gaming Commission related to activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri. The plaintiff also alleged claims based on fraudulent concealment and civil conspiracy. The Company and its subsidiary responded to this lawsuit on January 19, 2001 and moved to remove the case to bankruptcy court in Nevada. On March 29, 2001, the United States Bankruptcy Court for the Western District of Missouri remanded the case to the Circuit Court of Jackson County, Missouri. On April 19, 2001, defendants filed a motion to dismiss plaintiff's petition. On

August 10, 2001, the Circuit Court (1) granted that motion to dismiss as to the civil conspiracy claim, and (2) denied that motion to dismiss as to the tortuous interference with business expectancy and fraudulent concealment claims. On November 21, 2001, Philip Griffith and the City of Sugar Creek, Missouri (the "City") were added as plaintiffs in this case. The new plaintiffs also allege claims for tortuous interference with business expectancy and fraudulent concealment. On December 17, 2001, defendants filed a motion to dismiss all of Griffith's and the City's claims. On March 15, 2002, the Circuit Court denied that motion to dismiss in its entirety. While no assurances can be made with respect to any litigation, the Company believes that the plaintiff's claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

  Harrah's Litigation

        On July 13, 2001, the Company and five of its major operating subsidiaries were named as defendants in a lawsuit brought by Harrah's Entertainment, Inc. and Harrah's Operating Company, Inc. in the United States District Court, District of Nevada (CV-S-01-0825-PMP-RJJ). The plaintiffs allege that the Company and its subsidiaries are liable for unspecified actual and punitive damages, and they seek injunctive and other relief, based on allegations that the Company's "Boarding Pass Rewards Program" infringes on various patents held by the plaintiffs. On October 5, 2001, the Company and the subsidiaries filed their answer and counterclaim. On April 4, 2002, plaintiffs filed an amended complaint, which added an affiliate of the Company as an additional defendant. On April 22, 2002, the Company and its subsidiaries and affiliate filed their amended answer and counterclaim. The amended counterclaim seeks a declaratory judgment that plaintiffs' patents (1) are not infringed by the Company's and the subsidiaries' actions, (2) are invalid under federal patent law, and (3) are rendered unenforceable due to plaintiffs' inequitable conduct. In January 2003, both the Company and plaintiffs filed motions for summary judgment. The District Court, however, has yet to rule on those motions. While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs' claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position or results of operations.

14. Subsequent Event

  Wildfire Casino

        The Company purchased the Wildfire Casino in January 2003 for $8.0 million, which was funded with borrowings from the Revolving Facility. The Wildfire Casino is located on Rancho Road in Las Vegas, across from Texas Station. The 20,000 square-foot facility features 170 slot machines, six table games, a sports book, lounge, outdoor patio and a full-service restaurant.

15. Quarterly Financial Information (Unaudited)

	Net revenues	Operating income	Income before income taxes and change in accounting principle	Net income (loss) applicable to common stock	Diluted earnings (loss) per common share
	(amounts in thousands, except per share amounts)
Year ended December 31, 2002
First quarter (a)	$202,067	$43,285	$20,728	$(257)	$(0.00)
Second quarter (b)	197,481	35,420	12,664	7,978	0.13
Third quarter (c)	191,710	33,586	9,001	5,671	0.09
Fourth quarter (d)	201,607	33,619	7,363	4,540	0.07
Year ended December 31, 2001
First quarter (e)	$209,225	$41,135	$10,266	$6,505	$0.11
Second quarter (f)	212,560	36,258	6,046	3,807	0.06
Third quarter (g)	212,233	30,325	7,179	4,595	0.08
Fourth quarter (h)	202,839	30,617	6,972	4,462	0.07

(a)
Includes a cumulative effect of change in accounting principle, net of applicable income tax benefit, of approximately $13.3 million, related to the goodwill acquired at Fiesta Rancho as a result of the adoption of SFAS No. 142 (see Goodwill and Other Intangibles in Note 1).

(b)
Includes an impairment loss of approximately $3.9 million related to the write-down of certain assets related to investments in an Internet, intra-state gaming platform and related technology (see Note 6).

(c)
Includes a loss on early retirement of debt of approximately $1.4 million, which was the result of the retirement and subsequent replacement of the revolving credit facility in September 2002 (see Note 7).

(d)
Includes a loss on early retirement of debt of approximately $4.4 million, which was the result of the redemption of the $150 million 9 3/4% senior subordinated notes in October 2002 (see Note 7). Also includes an impairment loss of approximately $4.9 million related to the write-off of our option to invest in the Internet wagering business with Kerzner Interactive (see Note 6).

(e)
Includes preopening expenses of approximately $1.0 million, which were costs incurred prior to the acquisitions of Fiesta Rancho and Fiesta Henderson and costs incurred prior to the opening of Green Valley Ranch Station. Also includes a loss on early retirement of debt of approximately $6.5 million, which was related to the redemption of $100.0 million of the $198.0 million 10 1/8% senior subordinated notes (see Note 7).

(f)
Includes preopening expenses of approximately $0.2 million, which were costs incurred prior to the opening of Green Valley Ranch Station, an impairment loss of approximately $4.0 million with respect to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas (see Note 6), and a loss on the early retirement of debt of approximately $6.2 million, which was related to the redemption of the remaining $98.0 million of the $198.0 million 10 1/8% senior subordinated notes (see Note 7).

(g)
Includes preopening expenses of approximately $0.8 million, which were costs incurred prior to the opening of Green Valley Ranch Station and a gain on the sale of Southwest Gaming of approximately $1.7 million (see Basis of Presentation and Organization in Note 1).

(h)
Includes preopening expenses of approximately $4.4 million, which were costs incurred prior to the opening of Green Valley Ranch Station.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        As we previously disclosed in our current report on Form 8-K dated May 22, 2002, which we filed with the SEC on May 23, 2002, we dismissed Arthur Andersen LLP as our independent public accountants and appointed Deloitte & Touche LLP to serve as our independent auditors for 2002.

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

ITEM 14. CONTROLS AND PROCEDURES

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

(b)
Changes in Internal Controls

  We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the year ended December 31, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        There is incorporated by reference the information appearing in the section entitled "Fees Paid to Independent Public Accountants" in the Registrant's definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1. Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

        Independent Auditors' Report

        Consolidated Balance Sheets as of December 31, 2002 and 2001

        Years Ended December 31, 2002, 2001 and 2000

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
4.8	Second Supplemental Indenture dated as of June 26, 2001 between the Registrant and First Union National Bank as Trustee, with respect to the Indenture dated as of December 3, 1998.
4.9	Amended and Restated Loan Agreement dated as of September 18, 2002. (Incorporated herein by reference to the Company's Form 8-K dated September 18, 2002)
4.10	Amendment No. 1 to Amended and Restated Loan Agreement dated as of January 24, 2003.

4.11
Rights Agreement dated October 6, 1997 between the Company and Continental Stock Transfer and Trust Company, as Rights Agent. (Incorporated herein by reference to the Company's Form 8-K dated October 9, 1997)
4.12
Amendment to Rights Agreement, dated as of January 16, 1998, between Station Casinos, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998)
4.13
Amendment No. 2 to Rights Agreement, dated as of December 1, 1998, between Station Casinos, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to the Company's Form 8-K dated November 6, 1998)
4.14
Reducing Revolving Loan Agreement by Green Valley Ranch Gaming, Bank of America, N.A., as Administrative Agent, LLC, Bankers Trust Company and The Bank of Scotland, as Co-Agents and Lehman Commercial Paper, Inc., as Documentation Agent, dated as of September 18, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
4.15
Completion Guaranty by Station Casinos, Inc., GCR Gaming, LLC, and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant, and Bank of America, N.A., as Administrative Agent, dated as of September 18, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
4.16
Make-Well Agreement by Station Casinos, Inc., GCR Gaming, LLC, and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant, and Bank of America, N.A., as Administrative Agent, dated as of September 18, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
4.17	Loan Agreement among the United Auburn Indian Community, as Borrower, Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, N.A., as Syndication Agent, dated as of January 24, 2003.
4.18
Completion Guaranty by Station Casinos, Inc. in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Creditors under the Loan Agreement among the United Auburn Indian Community, as Borrower, Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, N.A., as Syndication Agent, dated as of January 24, 2003.
4.19
Make-Well Agreement by Station Casinos, Inc. in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Creditors under the Loan Agreement among the United Auburn Indian Community, as Borrower, Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, N.A., as Syndication Agent, dated as of January 24, 2003.
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
10.18
Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 between Registrant and Texas Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.19
Executive Employment Agreement between Frank J. Fertitta III and the Registrant dated as of December 1, 1999. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1999)
10.20
First Amendment to Executive Employment Agreement between Frank J. Fertitta III and the Registrant dated as of October 1, 2001. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2001)
10.21
Executive Employment Agreement between Glenn C. Christenson and the Registrant dated as of December 1, 1999. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1999)

10.22
First Amendment to Executive Employment Agreement between Glenn C. Christenson and the Registrant dated as of October 1, 2001. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2001)
10.23
Executive Employment Agreement between Scott M Nielson and the Registrant dated as of December 1, 1999. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1999)
10.24
First Amendment to Executive Employment Agreement between Scott M Nielson and the Registrant dated as of October 1, 2001. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2001)
10.25
Amended Executive Employment Agreement between Lorenzo J. Fertitta and the Registrant dated as of December 17, 2001. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2001)
10.26
Executive Employment Agreement between Stephen L. Cavallaro and the Registrant dated as of June 19, 2001. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated July 30, 2001)
10.27	Amended and Restated Stock Compensation Program of the Registrant dated as of May 24, 1999. (Incorporated herein by reference to the Company's Form S-8 filed as of June 17, 1999)
10.28	1999 Stock Compensation Program of the Registrant dated as of December 7, 1999. (Incorporated herein by reference to the Company's Form S-8 filed as of June 30, 2000)
10.29
Supplemental Executive Retirement Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.30
Supplemental Management Retirement Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.31
Long-Term Stay-On Performance Incentive Payment between the Registrant and Lorenzo J. Fertitta dated as of March 15, 2002. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2001)
10.32
Long-Term Stay-On Performance Incentive Payment between the Registrant and Stephen L. Cavallaro dated as of March 15, 2002. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2001)
10.33
Long-Term Stay-On Performance Incentive Plan between the Registrant and Glenn C. Christenson, Scott M Nielson and Blake L. Sartini. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.34
Amended and Restated Deferred Compensation Plan of the Registrant dated as of September 12, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
10.35	First Amendment to the Amended and Restated Deferred Compensation Plan dated as of December 4, 2002.
10.36
Special Long-Term Disability Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.37	Form of Indemnification Agreement for Directors and Executive Officers. (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
10.38	Form of Indemnification Agreement between the Registrant and Frank Fertitta, Jr. (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)

10.39
Operating Agreement dated March 10, 2000, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1999)
10.40
First Amendment to Operating Agreement dated March 10, 2000, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant, dated as of September 17, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
10.41	Second Amended and Restated Management Agreement between the Registrant and the United Auburn Indian Community dated as of November 1, 2002.
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8K—None

(c)
None

(d)
None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS, INC.
Dated: March 31, 2003	By:	/s/ FRANK J. FERTITTA III Frank J. Fertitta III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III Frank J. Fertitta III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2003
/s/ LORENZO J. FERTITTA Lorenzo J. Fertitta	President and Director	March 31, 2003
/s/ GLENN C. CHRISTENSON Glenn C. Christenson	Executive Vice President, Chief Financial Officer, Chief Administrative Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 31, 2003
/s/ BLAKE L. SARTINI Blake L. Sartini	Director	March 31, 2003
/s/ DELISE F. SARTINI Delise F. Sartini	Director	March 31, 2003
/s/ LOWELL H. LEBERMANN, JR. Lowell H. Lebermann, Jr.	Director	March 31, 2003
/s/ JAMES E. NAVE James E. Nave	Director	March 31, 2003
/s/ TIMOTHY N. POSTER Timothy N. Poster	Director	March 31, 2003

CERTIFICATION

I, Frank J. Fertitta III, certify that:

1.
I have reviewed this annual report on Form 10-K of Station Casinos, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ FRANK J. FERTITTA III Frank J. Fertitta III Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Glenn C. Christenson, certify that:

1.
I have reviewed this annual report on Form 10-K of Station Casinos, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ GLENN C. CHRISTENSON Glenn C. Christenson Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Accounting Officer)

QuickLinks

FORM 10-K
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES