Form 10-Q
period 2003-03-31
STATION CASINOS INC
filed 2003-05-14
CIK 898660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-21640

STATION CASINOS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0136443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2411 West Sahara Avenue, Las Vegas, Nevada
(Address of principal executive offices)

89102
(Zip Code)

(702) 367-2411
Registrant’s telephone number, including area code

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer.  Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common stock, $0.01 par value	57,147,870

STATION CASINOS, INC.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$57,097	$59,339
Receivables, net	10,569	15,423
Inventories	4,734	4,875
Prepaid gaming tax	13,498	13,260
Prepaid expenses	7,654	5,765
Deferred income tax	2,880	3,847
Total current assets	96,432	102,509

Property and equipment, net	1,048,686	1,046,051
Goodwill and other intangibles, net	167,081	167,498
Land held for development	103,107	102,205
Investments in joint ventures	77,218	75,209
Note receivable	46,895	34,487
Other assets, net	72,199	70,388
Total assets	$1,611,618	$1,598,347

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$107	$122
Accounts payable	11,795	8,534
Accrued payroll and related	24,062	25,666
Accrued interest payable	20,916	15,356
Accrued progressives	5,938	6,098
Accrued group insurance	4,149	6,761
Accrued expenses and other current liabilities	20,118	26,262
Total current liabilities	87,085	88,799

Long-term debt, less current portion	1,179,053	1,165,600
Deferred income tax, net	59,031	52,777
Other long-term liabilities, net	21,970	20,493
Total liabilities	1,347,139	1,327,669

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 67,253,742 and 66,689,773 shares issued	460	454
Treasury stock, 10,105,872 and 8,730,872 shares, at cost	(134,106)	(109,462)
Additional paid-in capital	322,150	316,714
Deferred compensation - restricted stock	(19,480)	(20,232)
Accumulated other comprehensive loss	(2,005)	(1,695)
Retained earnings	97,460	84,899
Total stockholders’ equity	264,479	270,678
Total liabilities and stockholders’ equity	$1,611,618	$1,598,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2003	2002

Operating revenues:
Casino	$160,961	$161,837
Food and beverage	32,690	33,839
Room	12,469	12,615
Other	10,008	10,835
Management fees	1,516	1,241
Gross revenues	217,644	220,367
Promotional allowances	(18,083)	(18,300)
Net revenues	199,561	202,067

Operating costs and expenses:
Casino	64,891	64,785
Food and beverage	19,711	19,933
Room	4,765	4,888
Other	4,091	3,627
Selling, general and administrative	38,264	39,411
Corporate expense	7,881	7,752
Depreciation and amortization	18,014	18,386
Impairment loss	1,394	—
	159,011	158,782

Operating income	40,550	43,285
Earnings from joint ventures	4,904	2,912
Operating income and earnings from joint ventures	45,454	46,197

Other income (expense):
Interest expense, net	(24,270)	(24,118)
Interest expense from joint ventures	(1,448)	(1,480)
Other	202	129
	(25,516)	(25,469)

Income before income taxes and cumulative effect of change in accounting principle	19,938	20,728

Income tax provision	(7,377)	(7,669)

Income before cumulative effect of change in accounting principle	12,561	13,059
Cumulative effect of change in accounting principle, net of applicable income tax benefit of $7,170	—	(13,316)
Net income (loss)	$12,561	$(257)

Basic and diluted earnings per common share:
Income before cumulative effect of change in accounting principle:
Basic	$0.22	$0.23
Diluted	$0.21	$0.22
Net income (loss):
Basic	$0.22	$—
Diluted	$0.21	$—
Weighted average common shares outstanding:
Basic	57,417	57,483
Diluted	61,051	59,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$12,561	$(257)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,014	18,386
Amortization of debt discount and issuance costs	780	1,108
Impairment loss	1,394	—
Cumulative effect of change in accounting principle	—	20,486
Changes in assets and liabilities:
Decrease in receivables, net	4,854	3,238
(Increase) decrease in inventories and prepaid expenses	(1,986)	532
Increase (decrease) in deferred income tax	7,221	(1,450)
Increase (decrease) in accounts payable	3,261	(12,892)
(Decrease) increase in accrued expenses and other current liabilities	(4,960)	8,144
Other, net	(1,848)	(372)
Total adjustments	26,730	37,180
Net cash provided by operating activities	39,291	36,923
Cash flows from investing activities:
Capital expenditures	(21,053)	(5,926)
Increase in note receivable	(12,408)	(574)
Proceeds from sale of land, property and equipment	783	8,495
Other, net	(3,512)	(555)
Net cash (used in) provided by investing activities	(36,190)	1,440
Cash flows from financing activities:
Payments under bank facility with maturity dates less than three months, net	(45,800)	(48,100)
Borrowings under bank facility, maturity dates greater than three months	60,000	10,000
Principal payments on notes payable	(15)	(2,991)
Purchase of treasury stock	(24,644)	—
Proceeds from exercise of stock options	5,442	1,394
Other, net	(326)	(21)
Net cash used in financing activities	(5,343)	(39,718)
Cash and cash equivalents:
Decrease in cash and cash equivalents	(2,242)	(1,355)
Balance, beginning of period	59,339	66,117
Balance, end of period	$57,097	$64,762
Supplemental cash flow disclosures:
Cash paid for interest, net of $6 and $1,058 capitalized	$17,667	$14,745
Cash received for income taxes, net	$4,196	$454

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      Basis of Presentation

Station Casinos, Inc. (the “Company”), a Nevada corporation, is a gaming and entertainment company that currently owns and operates eight major hotel/casino properties (one of which is 50 percent owned) and three smaller casino properties (one of which is 50 percent owned), in the Las Vegas metropolitan area.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palace Station Hotel & Casino, Inc. (“Palace Station”), Boulder Station, Inc. (“Boulder Station”), Texas Station, LLC (“Texas Station”), Sunset Station, Inc. (“Sunset Station”), Santa Fe Station, Inc. (“Santa Fe Station”), Fiesta Station, Inc. (“Fiesta Rancho”), Lake Mead Station, Inc. (“Fiesta Henderson”), Wild Wild West Gambling Hall & Hotel (“Wild Wild West”) and Wildfire Casino (“Wildfire”).  The Company also owns a 50% interest in Barley’s Casino & Brewing Company (“Barley’s”) and Green Valley Ranch Gaming, LLC (“Green Valley Ranch Station”), and a 6.7% interest in the Palms Casino Resort, which are accounted for under the equity method.  The Company is the managing partner for both Barley’s and Green Valley Ranch Station.  All significant intercompany accounts and transactions have been eliminated.

On January 27, 2003, the Company purchased substantially all of the assets of the Wildfire for $8.0 million from Bauchman Gaming Ventures, LLC, a company owned by the two brothers-in-law of Scott M Nielson, the Company’s Executive Vice President and Chief Legal Officer.  The acquisition was accounted for using the purchase method of accounting.  The purchase price was allocated based on estimated fair values at the date of acquisition and did not result in any goodwill.

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made.  The results for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2002 have been reclassified to be consistent with the current year presentation.  These reclassifications had no effect on the previously reported net income.

2.                                      Goodwill and Other Intangibles

The Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, in June 2001.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142.  The Company implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 and will annually perform such test.  As a result of an independent third party appraisal, the Company recorded an impairment loss in the three months ended March 31, 2002 of $13.3 million, net of the applicable tax benefit, related to the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in the Company’s condensed consolidated statements of operations.  Fiesta Rancho was purchased in early

2001, and there were no events or changes in circumstances (“triggering events”) during the course of 2001 that would have indicated the recoverability of the carrying amount of the property should be assessed.  As a result, there was no requirement to test for impairment under the provisions of SFAS No. 121, which was the primary literature regarding the impairment of an asset prior to the adoption of SFAS No. 142.  Also, in connection with the acquisition of Fiesta Rancho, the Company acquired the customer list and is amortizing it over five years.  The customer list was valued at $5.0 million at the time of the purchase and as of March 31, 2003, had a net book value of approximately $3.2 million.  The amortization expense related to the customer list for the three months ended March 31, 2003 and 2002 was approximately $0.3 million and is expected to remain the same in future periods until fully amortized.

3.             Investments in Joint Ventures

The Company has investments in two 50% owned joint ventures, Green Valley Ranch Station and Barley’s, and a 6.7% investment in a joint venture that operates the Palms Casino Resort in Las Vegas, Nevada, that are accounted for under the equity method.  Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of earnings, losses and distributions of the joint ventures.  The investment balance also includes interest capitalized during the construction period, which is amortized against the earnings of the joint venture.  Investments in joint ventures consist of the following (amounts in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Green Valley Ranch Station (50.0%)	$58,302	$55,685
Barley’s (50.0%)	2,766	2,740
Palms Casino Resort (6.7%)	16,150	16,784
Investments in joint ventures	$77,218	$75,209

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Current assets	$46,088	$45,607
Property and equipment and other assets, net	530,277	534,302
Current liabilities	55,568	58,380
Long-term debt and other liabilities	207,510	208,264
Stockholders’ equity	313,287	313,265

Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2003	2002
Net revenues	$79,465	$63,559
Operating costs and expenses	62,374	56,271
Operating income	17,091	7,288
Interest expense, net	3,729	5,366
Net income	$13,362	$1,922

The Company is the managing partner for both Barley’s and Green Valley Ranch Station and receives a management fee equal to 10% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Barley’s and 2% of revenues and approximately 5% of EBITDA from Green Valley Ranch Station, which is included in net revenues on the Company’s condensed consolidated statements of operations.  Management fees earned in connection with Green Valley Ranch Station were approximately $1.4 million and $1.2 million for the three months ended March 31, 2003 and 2002, respectively.  The operating earnings from these joint ventures are shown as a separate line item on the Company’s condensed consolidated statements of operations after operating income. In addition, interest expense from these joint ventures is shown as a separate component under other income (expense) in the Company’s condensed consolidated statements of operations.  The following table identifies the total equity earnings from joint ventures (amounts in thousands, unaudited):

	Three months ended March 31,
	2003	2002
Operating earnings from joint ventures	$4,904	$2,912
Interest expense from joint ventures	(1,448)	(1,480)
Total equity earnings from joint ventures	$3,456	$1,432

Green Valley Ranch Station

Green Valley Ranch Station is owned by a 50/50 joint venture between the Company and GCR Gaming.  During the third quarter of 2001, the Company completed financing for Green Valley Ranch Station.  The financing was completed with a group of banks, and originally provided for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points.  The available borrowings have reduced to $145.8 million as of March 31, 2003.  Also during the third quarter of 2001, Green Valley Ranch Station entered into an agreement to swap the majority of this floating rate to a fixed rate that will approximate 6.9% during the term of the loan.  The loan requires a limited make-well of $44.0 million, if necessary (based on operating results of the property).  Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants.  The make-well is a joint and several obligation of each partner, with GCR Gaming’s obligation collateralized.  As of December 31, 2002, the Company had contributed approximately $0.6 million for obligations related to the make-well agreement and has not been required to make any payments in 2003.  The make-well agreement will terminate upon achieving a debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees of at least $42.0 million.  As of March 31, 2003, the debt to Adjusted EBITDA ratio was 3.56 to 1.00.  The outstanding balance of the Green Valley Ranch Station revolving credit facility as of March 31, 2003, was approximately $140.0 million.  In addition to the bank financing, Green Valley Ranch Station has secured equipment and other financing which had an outstanding balance of approximately $28.1 million as of March 31, 2003.

On December 31, 2001, Green Valley Ranch Station entered into an interest rate swap that is matched to a portion of its revolving facility, which terminates on December 29, 2006.  At March 31, 2003, the notional amount was $102.0 million, and decreases by varying amounts each quarter until it reaches $20.0 million on September 29, 2006 through the termination date.  In March 2002, Green Valley Ranch Station entered into an additional interest rate swap that terminates on March 28, 2007, and is matched to a portion of its equipment financing.  The notional amount of this interest rate swap at March 31, 2003, was $24.0 million and decreases by $1.5 million each quarter.  The interest rate swaps have converted a portion of Green Valley Ranch Station’s floating rate debt to a fixed rate.  As of March 31, 2003, Green Valley Ranch Station was paying a weighted average fixed rate of 4.33% on the interest rate swaps and was receiving a weighted average floating rate based on three-month LIBOR of 1.29%.  These interest rate swaps were also priced to have no value at inception.  As a result of the mark-to-market valuation of the interest rate swaps as of March 31, 2003, the Company recorded approximately $2.0 million for its share of the Green Valley Ranch

Station interest rate swaps in accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets.

4.             Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Revolving credit facility, $365.0 million limit at March 31, 2003, due September 30, 2007, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (4.2% at March 31, 2003)	$191,400	$177,200
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008	400,000	400,000
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, net of unamortized discount of $1.2 million at March 31, 2003	373,797	373,769
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	199,900	199,900
Other long-term debt, collateralized by equipment, monthly installments including interest of 8.0% at March 31, 2003	107	122
Total long-term debt	1,165,204	1,150,991
Current portion of long-term debt	(107)	(122)
Market value of interest rate swaps	13,956	14,731
Total long-term debt, net	$1,179,053	$1,165,600

Revolving Facility

In September 2002, the Company completed financing on a new $365.0 million revolving credit facility (the “Revolving Facility”).  The Revolving Facility contains no principal amortization and matures in September 2007.  The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets.  Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company.  The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company’s combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility).  As of March 31, 2003, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.25%.  The maximum margin for Eurodollar Rate borrowings is 2.50%.  The maximum margin for Alternate Base Rate borrowings is 1.25%.  As of March 31, 2003, the fee for the unfunded portion of the Revolving Facility was 0.50%.

The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter.  As of March 31, 2003, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.82 to 1.00 and the fixed charge coverage ratio was 3.01 to 1.00.  In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through June 30, 2003, which reduces to 5.00 to 1.00 on September 30, 2003 through June 30, 2005, to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006.  Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures.  As of March 31, 2003, the Company’s consolidated funded debt to Adjusted EBITDA ratio was 4.88 to 1.00. The Company has pledged the stock of all of its major subsidiaries.

Senior and Senior Subordinated Notes

The indentures governing the Company’s senior subordinated notes (the “Notes”) and senior notes (the “Indentures”) contain certain customary financial and other covenants, which limit the Company and its subsidiaries’ ability to incur additional debt and to pay dividends.  At March 31, 2003, the Company’s Consolidated Coverage Ratio (as defined in the Indentures) was 2.27 to 1.00.  The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00.  In the event the Company’s Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company’s ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million.  The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restricts the Company’s ability to pay dividends on its capital stock.  The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.  In addition, the indentures governing the Senior Notes contain substantially the same covenants as the Company’s senior subordinated notes as well as a limitation on liens the Company can incur.

During 2001, the Company entered into various interest rate swaps with members of its bank group to manage interest expense.  The interest rate swaps have converted a portion of the Company’s fixed-rate debt to a floating rate.  As of March 31, 2003, the Company had one remaining interest rate swap agreement with a total notional amount of $50.0 million in which it pays a floating rate at March 31, 2003 of approximately 3.70% and receives a fixed rate at March 31, 2003 of approximately 8.38%.  The interest rate swap terminates in 2008.  The net effect of all of the interest rate swaps resulted in a reduction in interest expense of $0.9 million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively.

The interest rate swaps that the Company entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which allows for an assumption of no ineffectiveness.  As such, there is no income statement impact from changes in the fair value of the hedging instruments.  Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt.  In accordance with SFAS No. 133, the Company recorded assets of $4.8 million and $5.3 million as of March 31, 2003 and December 31, 2002, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

In December 2002, the Company terminated an interest rate swap with a notional amount of $100 million, which was due to terminate in 2010.  The interest rate swap was terminated at its market value and, as a result, the Company received approximately $9.5 million.  This interest rate swap was tied directly to the $375 million 9 3/4% senior subordinated notes.  The mark-to-market adjustment will be amortized as a reduction of interest expense over the original contract life of the interest rate swap and as of March 31, 2003 and December 31, 2002, the remaining balance of $9.1 million and $9.4 million, respectively, is included in long-term debt on the Company’s condensed consolidated balance sheets.

5.                                      Stockholders’ Equity

During the three months ended March 31, 2003, the Company repurchased approximately 1.4 million shares of its common stock for approximately $24.6 million.  As of March 31, 2003, the Company had acquired 10.1 million shares at a cost of approximately $134.1 million.  The Company is authorized to repurchase up to approximately 19.5 million shares of its common stock.

SFAS No. 130, “Reporting Comprehensive Income”, requires companies to disclose other comprehensive income and the components of such income.  Comprehensive income is the total of net income and all other non-stockholder changes in equity.  For the three months ended March 31, 2003, the Company recorded its 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley

Ranch Station as other comprehensive loss.  Comprehensive income (loss) was computed as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2003	2002
Net income (loss)	$12,561	$(257)
Mark-to-market valuation of interest rate swaps, net of tax	(310)	—
Comprehensive income (loss)	$12,251	$(257)

The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands, unaudited):

	Three months ended March 31,
	2003	2002
Weighted average common shares outstanding (used in calculation of basic earnings per share)	57,417	57,483
Potential dilution from the assumed exercise of stock options	3,634	2,475
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	61,051	59,958

6.                                      Asset Impairment

The Company recorded an impairment loss of $1.4 million in the three months ended March 31, 2003 primarily related to the write off of the Company’s investment in a new slot product development.  The impairment of this asset was based upon a decision by the Company to no longer pursue the development of certain slot products.  As a result, all of the development costs that the Company had incurred were written off, as they were deemed to have no value.

7.                                      Future Development

United Auburn Indian Community

The Company has entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community (the “UAIC”).  Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, the Company and the UAIC are developing Thunder Valley Casino, a gaming and entertainment facility on 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento.  On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC.  The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the United States Department of the Interior’s decision to accept the land into trust.  Immediately following the District Court’s decision, the plaintiffs appealed the decision to the Washington, D.C. court of appeals and filed an emergency motion for stay of the District Court’s decision.  The court of appeals denied the plaintiffs’ emergency action.  The parties have filed briefs setting forth their arguments, and rebutting the other party's arguments, concerning the issue on appeal.  No date for oral arguments has been set.  Notwithstanding the denial of the plaintiffs’ emergency motion and the acceptance of the land into trust, there can be no assurances that the plaintiffs will not seek other extraordinary remedies and there can be no assurances as to the ultimate outcome of the plaintiffs’ pending appeal.  The Company’s seven-year Management Agreement was approved by the National Indian Gaming Commission in December 2002.  Upon the opening of Thunder Valley Casino, the Company will receive a management fee equal to 24% of the facility’s income.  The Company will also receive a development fee equal to 2% of the cost of the project.  The development fee is payable upon the opening of the facility.

It is anticipated that Thunder Valley Casino will have approximately 1,900 Class III slot machines and approximately 100 table games, including a private VIP gaming area.  The facility will have numerous dining and entertainment amenities, including a center pit bar, three specialty restaurants, a 500-seat buffet, a food court and parking for over 3,000 vehicles.  Construction began on October 26, 2002, and the Company anticipates that the casino, center pit bar, buffet and food court will open in June 2003 with the remainder of the facility to be completed during 2003.  The cost of the project is expected to be approximately $215 million. The Company also assisted the UAIC in obtaining $142.5 million of financing for the project through a group of lenders, with the Company providing an unlimited completion guaranty and credit support for all amounts outstanding under such financing.  Any amounts required to be paid under the completion guaranty are recoverable from the UAIC after the facility has opened.  The Company has evaluated its obligations related to the completion guaranty in accordance with FASB Interpretation No. 45 and does not believe that the amount will be material.  The Company and the UAIC are currently working on completing the remainder of the financing; however, to the extent the additional funds cannot be raised through third parties, the Company will fund any shortfall.  As of March 31, 2003, the Company had advanced approximately $46.9 million to the UAIC for the development of Thunder Valley Casino, which is included as a note receivable on the Company’s condensed consolidated balance sheets.  Based on the current terms of the credit financing, the Company’s advances cannot be repaid prior to the maturity of the credit facility, which is scheduled for January 2009.  The Company’s advances to the UAIC are subordinated to the credit facility and carry an interest rate of 10%, which will be recorded upon the opening of the facility.  As of March 31, 2003, the accrued interest on the Company’s advances to the UAIC was approximately $3.7 million.

The Federated Indians of Graton Rancheria

In April 2003, the Company entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the “FIGR”) pursuant to which the Company will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California.  The FIGR selected the Company to assist it in designing, developing and financing the project and, upon opening, the Company will manage the facility on behalf of the FIGR.  The Management Agreement has a term of seven years from the opening of the facility and the Company will receive a management fee equal to 22% of the facility’s income.

The proposed project will be located on a portion of approximately 2,000 acres at the intersection of Lakeville Road and Highway 37 in Sonoma County, California.  Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC.  No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received.  Prior to the receipt of such government and regulatory approvals, the Company likely will contribute significant credit support to this project.

Land Held for Development

The Company has acquired certain parcels of land in the Las Vegas valley and in Sacramento, California as part of its development activities.  The Company’s decision whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations.  As many of these considerations are beyond the Company’s control, no assurances can be made that it will be able to secure additional, acceptable financing in order to proceed with any particular project.  As of March 31, 2003, the Company had $103.1 million of land held for development that consists primarily of five sites that are owned or leased, which comprise 151 acres in the Las Vegas valley and 98 acres in the Sacramento area near the Thunder Valley Casino project.  In addition, the Company has options to purchase a total of 34 acres adjacent to one of the sites in the Las Vegas valley.  The Rhodes Ranch site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, consists of two parcels totaling 73 acres.  As of March 31, 2003, the Company owned a 41 acre parcel and in April 2003, exercised its option to purchase an additional 32 acre parcel and paid approximately $10.7 million.  The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas.  The Company is leasing (with an option to purchase) 34 acres of the site and holds an option to purchase the adjacent 34-acre parcel.  The Company also owns a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo

Road and Interstate 215 and a 27-acre gaming-entitled parcel at the intersection of Boulder Highway and Nellis Boulevard.

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

8.                                      Stock–Based Employee Compensation

The Company accounts for its stock-based employee compensation programs using the intrinsic value method under APB Opinion No. 25 and related interpretations.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method.  Accordingly, compensation expense recognized was different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123, “Accounting for Stock-Based Compensation”.  Had compensation expense for the programs been determined in accordance with SFAS No. 123, the effect on the Company’s net income (loss) and basic and diluted earnings (loss) per common share would have been as follows (amounts in thousands, except per share data, unaudited):

	Three months ended March 31,
	2003	2002
Net income (loss):
As reported	$12,561	$(257)
Stock-based compensation expense reported in net income	173	—
Stock-based compensation expense under fair value method	(1,287)	(1,224)
Pro forma net income (loss)	$11,447	$(1,481)

Earnings (loss) per common share:
Basic—as reported	$0.22	$—
Basic—pro forma	0.20	(0.03)

Diluted—as reported	$0.21	$—
Diluted—pro forma	0.19	(0.02)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma net income (loss) may not be representative of that to be expected in future years.

9.                                      Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs.  This SFAS applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS No. 143 is effective for the Company’s 2003 financial statements.  The Company believes that this SFAS will not have a significant impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force Issue 94-3.  A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes that this SFAS will not have a significant impact on its results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34”.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded.  The provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are generally effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has adopted Interpretation No. 45 in 2003 and believes that this Interpretation will not have a significant impact on its results of operations or financial position.

10.                               Subsequent Event

In April 2003, the Company became aware of violations of certain gaming regulations regarding the reporting of certain cash transactions.  The Company self-reported these violations to the Nevada State Gaming Control Board.  The Company, along with the Nevada State Gaming Control Board, is investigating the violations.  The Company is currently unable to determine the amount of fines or extent of sanctions, if any, which may be levied by the Nevada State Gaming Control Board or the Federal Government.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

1.                                      Overview

The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended March 31,		Percent
	2003	2002	change
Net revenues—total	$199,561	$202,067	(1.2)%
Major Las Vegas Operations (a)	192,487	195,013	(1.3)%
Other Operations and Corporate (a)	7,074	7,054	0.3%

Operating income (loss)—total	$40,550	$43,285	(6.3)%
Major Las Vegas Operations (a)	49,582	50,050	(0.9)%
Other Operations and Corporate (a)	(9,032)	(6,765)	(33.5)%

Cash flows provided by (used in):
Operating activities	$39,291	$36,923	6.4%
Investing activities	(36,190)	1,440	(2,613.2)%
Financing activities	(5,343)	(39,718)	86.5%

(a)                                  The Major Las Vegas Operations include the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho and Fiesta Henderson.  Other Operations and Corporate includes the wholly owned properties of Wild Wild West and Wildfire (since January 27, 2003), our management fees from Barley’s and Green Valley Ranch Station and Corporate expense.

2.                                      Results of Operations

Consolidated net revenues for the three months ended March 31, 2003 decreased 1.2% to $199.6 million as compared to $202.1 million for the three months ended March 31, 2002.  The decrease in net revenues was due primarily to a short-term slowdown in our business during March, as our customers stayed home to watch the television coverage of the war in Iraq.  Total net revenues from properties that we manage (Major Las Vegas Operations plus the operations of Green Valley Ranch Station) increased by 0.3% over the same period.

Our operating income was impacted by certain charges in each quarter that affect the ability to analyze quarter-to-quarter comparisons.  The following table identifies these charges/credits (dollars in thousands, unaudited):

	Three months ended March 31,
	2003	2002
Operating income	$40,550	$43,285
Operating margin	20.3%	21.4%
Certain charges/credits:
Impairment loss	$1,394	$—
Harrah’s patent litigation costs	1,317	—
Insurance proceeds	—	(1,580)
Asset reserves and restructuring charges	—	876
Operating income, excluding certain charges/credits	$43,261	$42,581
Operating margin, excluding certain charges/credits	21.7%	21.1%

Consolidated operating income, excluding certain charges/credits, increased 1.6% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  This increase is due in part to our continued focus on operating efficiencies despite the revenue decline.  As a result, our consolidated operating margin, excluding certain charges/credits, improved 0.6 percentage points as compared to the prior period.

The following table highlights the various sources of our revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three months ended March 31,		Percent
	2003	2002	Change
Casino revenues	$160,961	$161,837	(0.5)%
Casino expenses	64,891	64,785	0.2%
Margin	59.7%	60.0%

Food and beverage revenues	$32,690	$33,839	(3.4)%
Food and beverage expenses	19,711	19,933	(1.1)%
Margin	39.7%	41.1%

Room revenues	$12,469	$12,615	(1.2)%
Room expenses	4,765	4,888	(2.5)%
Margin	61.8%	61.3%

Other revenues	$10,008	$10,835	(7.6)%
Other expenses	4,091	3,627	12.8%

Management fees	1,516	1,241	22.2%

Selling, general and administrative expenses	$38,264	$39,411	(2.9)%
Percent of net revenues	19.2%	19.5%

Corporate expense	$7,881	$7,752	1.7%
Percent of net revenues	3.9%	3.8%

Earnings from joint ventures	4,904	2,912	68.4%

Casino.  Casino revenues decreased 0.5% to $161.0 million for the three months ended March 31, 2003 as compared to $161.8 million for the three months ended March 31, 2002.  The decrease is a result of the same factors noted above affecting our consolidated net revenues.  The casino profit margin decreased 0.3 percentage points for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Food and Beverage.  Food and beverage revenues decreased 3.4% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  Food covers declined 1.5% and the average guest check declined 3.9% for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.  The reduction in food covers was due to additional competition in the market from new restaurants, as well as a decrease in the number of customer visits in March as mentioned above.  The decrease in the average guest check was primarily a result of selected menu price reductions.  The food and beverage net profit margin decreased by 1.4 percentage points for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.

Room.  Room revenues decreased 1.2% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  Room occupancy increased to 95% for the three months ended March 31, 2003 as compared to 94% for the three months ended March 31, 2002, while the average daily room rate declined to $49 from $51 over the same period.

Other.  Other revenues primarily include income from the gift shops, bowling, entertainment, leased outlets and arcades.  Other revenues decreased 7.6% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  This decrease was due primarily to insurance proceeds of $1.6 million that we received in the three months ended March 31, 2002.  Other operating expenses increased 12.8% to $4.1 million for the three months ended March 31, 2003 as compared to $3.6 million for the three months ended March 31, 2002.

Management Fees.  We are the managing partner for both Barley’s and Green Valley Ranch Station and receive a management fee equal to 10% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Barley’s and 2% of revenues and approximately 5% of EBITDA from Green Valley Ranch Station.  For the three months ended March 31, 2003, management fees increased to approximately $1.5 million as compared to $1.2 million for the three months ended March 31, 2002, which is directly related to the results at Green Valley Ranch Station.

Selling, General and Administrative (“SG&A”).  SG&A expenses decreased 2.9% to $38.3 million for the three months ended March 31, 2003, from $39.4 million for the three months ended March 31, 2002.  The decrease in SG&A expenses is primarily a result of certain asset reserves and restructuring charges incurred of approximately $0.9 million in the three months ended March 31, 2002.  SG&A as a percentage of net revenues, decreased to 19.2% for the three months ended March 31, 2003 as compared to 19.5% for the three months ended March 31, 2002.

Corporate Expense.  Corporate expense as a percentage of net revenues increased slightly to 3.9% in the three months ended March 31, 2003 as compared to 3.8% in the three months ended March 31, 2002.  A large portion of these costs are fixed, which causes an increase in the percentage of net revenues as revenues decline.  In addition, we experienced an increase in litigation costs, which included approximately $1.3 million related to the Harrah’s patent litigation during the three months ended March 31, 2003.

Depreciation and Amortization.  Depreciation and amortization decreased 2.0% in the three months ended March 31, 2003 to $18.0 million as compared to $18.4 million in the three months ended March 31, 2002.  This decrease was due in part to a portion of the original equipment at Texas Station and Sunset Station having been fully depreciated during the third quarter of 2002.

Impairment Loss.  We recorded an impairment loss of $1.4 million in the three months ended March 31, 2003 primarily related to the write off of our investment in a new slot product development.  The impairment of this asset was based upon our decision to no longer pursue the development of certain slot products.  As a result, all of the development costs that we had incurred were written off, as they were deemed to have no value.

Earnings From Joint Ventures.  We own a 50% interest in Green Valley Ranch Station and Barley’s, and a 6.7% interest in the Palms Casino Resort.  For the three months ended March 31, 2003, we recorded approximately $4.9 million as our share of the earnings from these joint ventures as compared to approximately $2.9 million for the three months ended March 31, 2002.  The majority of the increase is a result of the improved results at Green Valley Ranch Station.

Interest Expense.  Interest costs incurred (expensed and capitalized) decreased 3.7% to $24.3 million for the three months ended March 31, 2003, from $25.2 million for the three months ended March 31, 2002.  The decrease in interest cost is a result of a $25.5 million decrease in total long-term debt from March 31, 2002 to March 31, 2003.  In addition, our average cost of debt, excluding the interest rate swaps, decreased to 8.24% for the three months ended March 31, 2003, from 8.95% for the three months ended March 31, 2002.  This decrease was offset somewhat by our interest rate swaps that have converted a portion of our fixed-rate debt to a floating rate.  The net effect of the interest rate swaps resulted in a reduction in interest expense of approximately $0.9 million in the three months ended March 31, 2003 as compared to a reduction of interest expense of approximately $3.1 million in the three months ended March 31, 2002.

Interest Expense from Joint Ventures.  For the three months ended March 31, 2003 and 2002, we recorded $1.4 million and $1.5 million, respectively in interest expense related to our unconsolidated joint ventures.

Change in Accounting Principle.  The Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, in June 2001.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142.  We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 and will annually perform such test.  As a result of an independent third party appraisal, we recorded an impairment loss of $13.3 million, net of the applicable tax benefit, related to the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in our condensed consolidated statements of operations.

3.                                      Liquidity and Capital Resources

During the three months ended March 31, 2003, we generated cash flows from operating activities of $39.3 million.  In addition, we received approximately $5.4 million from the exercise of stock options and approximately $4.2 million in income tax refunds.  At March 31, 2003, we had total available borrowings of $365.0 million under the Revolving Facility, of which $191.4 million was outstanding.  We had $57.1 million in cash and cash equivalents as of March 31, 2003.

During the three months ended March 31, 2003, total capital expenditures were $21.1 million, of which approximately $7.1 million was related to the purchase of the Wildfire Casino, approximately $5.3 million was for the purchase of approximately 13 acres of land, formerly leased, where Palace Station is located, approximately $1.7 million was related to the addition of a new restaurant at Santa Fe Station and approximately $7.0 million was for maintenance capital expenditures and various other projects.  In addition to capital expenditures, we advanced approximately $12.4 million to the United Auburn Indian Community (the “UAIC”) for the development of the Thunder Valley Casino project (see “Future Development”) and purchased approximately 1.4 million shares of our common stock for approximately $24.6 million.

Our primary cash requirements for the remainder of 2003 are expected to include (i) $58.6 million for the remaining balance of the purchase price for the 73 acres of land at Charleston Boulevard and Interstate 215 (see “Future Development”), (ii) approximately $18 million to $23 million for maintenance capital expenditures, (iii) approximately $10 million to $15 million primarily for the purchase of land and an option to purchase land for the Federated Indians of Graton Rancheria (“FIGR”) (see “Future Development”), (iv) principal and interest payments on indebtedness, (v) other strategic land purchases throughout the Las Vegas area and (vi) opportunistic repurchases of our common stock.  Our capital requirements during the remainder of 2003 may also include amounts necessary to fund the development of the Thunder Valley Casino project with the UAIC (see “Future Development”).  In addition, we have in the past, and may in the future, make acquisitions, complete master-planned expansions, complete other development projects and enter into joint ventures.  While we have not entered into any agreement with respect to any such future acquisition or joint venture other than as disclosed in this report, our capital requirements during the remainder of 2003 may include amounts necessary to permit us to pursue such expansion activities.

We believe that cash flows from operations, borrowings under the Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2003.  However, we are continually evaluating our financing needs.  If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (See “Description of Certain Indebtedness and Capital Stock”) and other applicable agreements.

Off Balance Sheet Arrangements

As of March 31, 2003, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include a limited make-well agreement for $44.0 million (which has been reduced to $42.8 million as of March 31, 2003) related to the financing at Green Valley Ranch Station (see “Description of Certain Indebtedness and Capital Stock—Green Valley Ranch Station Financing”), a make-well agreement for an undetermined amount and completion guaranty related to the financing of the Thunder Valley Casino project (see “Future Development—United Auburn Indian Community”) and an interest rate swap with a notional amount of $50.0 million (see “Description of Certain Indebtedness and Capital Stock—Senior and Senior Subordinated Notes”).  We also have certain contractual obligations including long-term debt, operating leases and employment contracts.  Other than the purchase of land, formerly leased, where Palace Station is located, mentioned above, there were no material changes to our contractual obligations, previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

Future Development

United Auburn Indian Community

We have entered into a Development Services Agreement and a Management Agreement with the UAIC.  Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, we are developing, with the UAIC, Thunder Valley Casino, a gaming and entertainment facility on 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento.  On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC.  The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the United States Department of the Interior’s decision to accept the land into trust. Immediately following the District Court’s decision, the plaintiffs appealed the decision to the Washington, D.C. court of appeals and filed an emergency motion for stay of the District Court’s decision.  The court of appeals denied the plaintiffs’ emergency action.  The parties have filed briefs setting forth their arguments, and rebutting the other party's arguments, concerning the issue on appeal.  No date for oral arguments has been set.  Notwithstanding the denial of the plaintiffs’ emergency motion and the acceptance of the land into trust, there can be no assurances that the plaintiffs will not seek other extraordinary remedies and there can be no assurances as to the ultimate outcome of the plaintiffs’ pending appeal.  Our seven-year Management Agreement was approved by the National Indian Gaming Commission in December 2002.  Upon the opening of Thunder Valley Casino, we will receive a management fee equal to 24% of the facility’s income.  We will also receive a development fee equal to 2% of the cost of the project. The development fee is payable upon the opening of the facility.

It is anticipated that Thunder Valley Casino will have approximately 1,900 Class III slot machines and approximately 100 table games, including a private VIP gaming area.  The facility will have numerous dining and entertainment amenities, including a center pit bar, three specialty restaurants, a 500-seat buffet, a food court and parking for over 3,000 vehicles.  Construction began on October 26, 2002, and we anticipate that the casino, center pit bar, buffet and food court will open in June 2003 with the remainder of the facility to be completed during 2003.  The cost of the project is expected to be approximately $215 million.  We also assisted the UAIC in obtaining $142.5 million of financing for the project through a group of lenders, and we provided an unlimited completion guaranty and credit support for all amounts outstanding under such financing.  Any amounts required to be paid under the completion guaranty are recoverable from the UAIC after the facility has opened.  We have evaluated our obligations related to the completion guaranty in accordance with FASB Interpretation No. 45 and do not believe that the amount will be material.  We, along with the UAIC, are currently working on completing the remainder of the financing; however, to the extent the additional funds cannot be raised through third parties, we will fund any shortfall.  As of March 31, 2003, we had advanced approximately $46.9 million to the UAIC for the development of Thunder Valley Casino, which is included as a note receivable on our condensed consolidated balance sheets.  Based on the current terms of the credit financing, our advances cannot be repaid prior to the maturity of the credit facility, which is scheduled for January 2009.  Our advances to the UAIC are subordinated to the credit facility and carry an interest rate of 10%, which will be recorded upon the opening of the facility.  As of March 31, 2003, the accrued interest on our advances to the UAIC was approximately $3.7 million.

The Federated Indians of Graton Rancheria

In April 2003, we entered into Development and Management Agreements with the FIGR pursuant to which we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California.  The FIGR selected us to assist it in designing, developing and financing the project and, upon opening, we will manage the facility on behalf of the FIGR.  The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 22% of the facility’s income.

The proposed project will be located on a portion of approximately 2,000 acres at the intersection of Lakeville Road and Highway 37 in Sonoma County, California.  Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC.  No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received.  Prior to the receipt of such government and regulatory approvals, we likely will contribute significant credit support to the project.

Land Acquisition

We have acquired certain parcels of land in the Las Vegas valley and in Sacramento, California as part of our development activities.  Our decision whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations.  As many of these considerations are beyond our control, no assurances can be made that we will be able to secure additional, acceptable financing in order to proceed with any particular project.  As of March 31, 2003, we had $103.1 million of land held for development that consists primarily of five sites that are owned or leased, which comprise 151 acres in the Las Vegas valley and 98 acres in the Sacramento area near the Thunder Valley Casino project.  In addition, we have options to purchase a total of 34 acres adjacent to one of the sites in the Las Vegas valley.  The Rhodes Ranch site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, consists of two parcels totaling 73 acres.  As of March 31, 2003 we owned a 41 acre parcel and in April 2003, exercised our option to purchase an additional 32 acre parcel and paid approximately $10.7 million.  The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas.  We are leasing (with an option to purchase) 34 acres of the site and hold an option to purchase the adjacent 34-acre parcel.  We also own a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215 and a 27-acre gaming-entitled parcel at the intersection of Boulder Highway and Nellis Boulevard.

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

Cash Transaction Reporting Violations

In April 2003, we became aware of violations of certain gaming regulations regarding the reporting of certain cash transactions.  We self-reported these violations to the Nevada State Gaming Control Board.  We, along with the Nevada State Gaming Control Board, are investigating the violations.  We are currently unable to determine the amount of fines or extent of sanctions, if any, which may be levied by the Nevada State Gaming Control Board or the Federal Government.

Description of Certain Indebtedness and Capital Stock

Revolving Facility

In September 2002, we completed financing on a new $365.0 million revolving credit facility (the “Revolving Facility”).  The Revolving Facility contains no principal amortization and matures in September 2007.  The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets.  Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by us.  The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility).  As of March 31, 2003, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.25%.  The maximum margin for Eurodollar Rate borrowings is 2.50%.  The maximum margin for Alternate Base Rate borrowings is 1.25%.  As of March 31, 2003, the fee for the unfunded portion of the Revolving Facility was 0.50%.

The Revolving Facility contains certain financial and other covenants.  These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter.  As of March 31, 2003, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.82 to 1.00 and the fixed charge coverage ratio was 3.01 to 1.00.  In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through June 30, 2003, which reduces to 5.00 to 1.00 on September 30, 2003 through June 30, 2005, to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006.  Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures.  As of March 31, 2003, our consolidated funded debt to Adjusted EBITDA ratio was 4.88 to 1.00.  We have pledged the stock of all of our major subsidiaries.

Senior and Senior Subordinated Notes

The indentures governing our senior subordinated notes (the “Notes”) and senior notes (the “Indentures”) contain certain customary financial and other covenants, which limit us and our subsidiaries’ ability to incur additional debt and to pay dividends.  At March 31, 2003, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.27 to 1.00.  The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00.  In the event that our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million.  The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures significantly restricts our ability to pay dividends on our capital stock.  The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.  In addition, the indentures governing the Senior Notes contain substantially the same covenants as our senior subordinated notes as well as a limitation on liens we can incur.

During 2001, we entered into various interest rate swaps with members of our bank group to manage interest expense.  The interest rate swaps have converted a portion of our fixed-rate debt to a floating rate.  As of March 31, 2003, we had one remaining interest rate swap agreement with a total notional amount of $50.0 million in which we pay a floating rate at March 31, 2003 of approximately 3.70% and receive a fixed rate at March 31, 2003 of approximately 8.38%.  The interest rate swap terminates in 2008.  The net effect of all of the interest rate swaps resulted in a reduction in interest expense of $0.9 million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively.

The interest rate swaps that we entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which allows for an assumption of no ineffectiveness.  As such, there is no income statement impact from changes in the fair value of the hedging instruments.  Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt.  In accordance with SFAS No. 133, we recorded assets of $4.8 million and $5.3 million as of March 31, 2003 and December 31, 2002, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

In December 2002, we terminated an interest rate swap with a notional amount of $100 million, which was due to terminate in 2010.  The interest rate swap was terminated at its market value and, as a result, we received approximately $9.5 million.  This interest rate swap was tied directly to the $375 million 9 3/4 % senior subordinated notes.  The mark-to-market adjustment will be amortized as a reduction of interest expense over the original contract life of the interest rate swap and as of March 31, 2003 and December 31, 2002 the remaining balance of $9.1 million and $9.4 million, respectively, is included in long-term debt on our condensed consolidated balance sheets.

Green Valley Ranch Station Financing

Green Valley Ranch Station is owned by a 50/50 joint venture between us and GCR Gaming.  We are the managing partner of Green Valley Ranch Station and receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA, as defined in the operating agreement.  Management fees earned in connection with Green Valley Ranch Station were approximately $1.4 million and $1.2 million for the three months ended March 31, 2003 and 2002, respectively.

During the third quarter of 2001, we completed financing for Green Valley Ranch Station.  The financing was completed with a group of banks, and originally provided for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points.  The available borrowings have reduced to $145.8 million as of March 31, 2003.  Also during the third quarter of 2001, Green Valley Ranch Station entered into an agreement to swap the majority of this floating rate to a fixed rate that will approximate 6.9% during the term of the loan.  The loan required a limited make-well of $44.0 million, if necessary (based on operating results of the property).  Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants.  The make-well is a joint and several obligation of each partner, with GCR Gaming’s obligation collateralized.  As of December 31, 2002, we have contributed approximately $0.6 million for obligations related to the make-well agreement and have not been required to make any payments in 2003.  The make-well agreement will terminate upon achieving a debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees of at least $42.0 million.  As of March 31, 2003, the debt to Adjusted EBITDA ratio was 3.56 to 1.00.  The outstanding balance of the Green Valley Ranch Station revolving credit facility as of March 31, 2003, was approximately $140.0 million.  In addition to the bank financing, Green Valley Ranch Station has secured equipment and other financing which had an outstanding balance of approximately $28.1 million as of March 31, 2003.

On December 31, 2001, Green Valley Ranch Station entered into an interest rate swap that is matched to a portion of its revolving facility, which terminates on December 29, 2006.  At March 31, 2003, the notional amount was $102.0 million, and decreases by varying amounts each quarter until it reaches $20.0 million on September 29, 2006 through the termination date.  In March 2002, Green Valley Ranch Station entered into an additional interest rate swap that terminates on March 28, 2007, and is matched to a portion of its equipment financing.  The notional amount of this interest rate swap at March 31, 2003, was $24.0 million and decreases by $1.5 million each quarter.  The interest rate swaps have converted a portion of Green Valley Ranch Station’s floating rate debt to a fixed rate.  As of March 31, 2003, Green Valley Ranch Station was paying a weighted average fixed rate of 4.33% on the interest rate swaps and was receiving a weighted average floating rate based on three-month LIBOR of 1.29%.  These interest rate swaps were also priced to have no value at inception.  As a result of the mark-to-market valuation of the interest rate swaps as of March 31, 2003, we recorded approximately $2.0 million for our share of the Green Valley Ranch Station interest rate swaps in accumulated other comprehensive loss in our condensed consolidated balance sheets.

Common Stock

We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 67,253,742 shares of which were issued and 10,105,872 shares were held in treasury as of March 31, 2003.  Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders.  Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below.  Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

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

Treasury Stock

During the three months ended March 31, 2003, we repurchased approximately 1.4 million shares of our common stock for approximately $24.6 million. As of March 31, 2003, we had acquired approximately 10.1 million shares at a cost of approximately $134.1 million. We are authorized to repurchase up to approximately 19.5 million shares of our common stock.

Rights Plan

On October 6, 1997, we declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock.  The dividend was paid on October 21, 1997.  Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share (“Preferred Shares”) at a price of $40.00 per one one-hundredth of a Preferred Share, subject to adjustment.  The Rights are not exercisable until the earlier of 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of our outstanding common stock (“Acquiring Person”) or 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our outstanding common stock.

The Rights will expire on October 21, 2007.  Acquiring Persons do not have the same rights to receive common stock as other holders upon exercise of the Rights.  Because of the nature of the Preferred Shares’ dividend, liquidation and voting rights, the value of one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one common share.  In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, the proper provisions will be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter become void), will thereafter have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right.  In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of our consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon exercise thereof, that number of shares of common stock of the acquiring company, which at the time of such transaction will have a market value of two times the exercise price of the Right.  Because of the characteristics of the Rights in connection with a person or group of affiliated or associated persons becoming an Acquiring Person, the Rights may have the effect of making an acquisition of the Company more difficult and may discourage such an acquisition.

Critical Accounting Policies

Significant Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  Certain of our accounting policies, including the determination of bad debt reserves, the estimated useful lives assigned to our assets, asset impairment, insurance reserves, purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources.  There can be no assurance that actual results will not differ from our estimates.  To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed where appropriate in this discussion and analysis and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs.  This SFAS applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS No. 143 is effective for our 2003 financial statements.  We believe that this SFAS will not have a significant impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force Issue 94-3.  A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  We believe that this SFAS will not have a significant impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34”.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded.  The provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are generally effective for financial statements of interim or annual periods ending after December 15, 2002.  We have adopted Interpretation No. 45 in 2003 and believe that this Interpretation will not have a significant impact on our results of operations or financial position.

Forward-looking Statements

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates”, and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development and acquisition projects, legal proceedings and employee matters.  Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements.  Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof.  We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

As of March 31, 2003, there were no material changes to the information previously reported under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.    Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”), within the 90-day period prior to the date of this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that required information relating to the Company will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)                                 Changes in Internal Controls

We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  For the three months ended March 31, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings

Station Casinos and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business.  As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs.

Poulos/Ahearn Case

On April 26, 1994, a suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et al., as class representative, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Station Casinos.  On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et al., as class representative, in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel/casino companies.  The lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win.  The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court for the District of Nevada (the “Nevada District Court”).  On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff, Larry Schreier, et al., as class representative, in the Nevada District Court, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot machines, including the Company.  Motions to dismiss the Poulos/Ahearn and Schreier cases were filed by defendants.  On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996.  On May 31, 1996, an Amended Complaint was filed, naming William H. Poulos, et al., as plaintiff. Defendants filed a motion to dismiss.  On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend.  On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to dismiss the Amended Complaint.  In December 1996, the Court consolidated the Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants’ Motions to Dismiss the Amended Complaints.  The plaintiffs filed a Consolidated Amended Complaint on February 13, 1997.  On or about December 19, 1997, the Court issued formal opinions granting in part and denying in part the defendants’ motion to dismiss.  In so doing, the Court ordered plaintiffs to file an amended complaint in accordance with the Court’s orders in January of 1998.  Accordingly, plaintiffs amended their complaint and filed it with the Nevada District Court in February 1998.  The Company and all other defendants continue to deny the allegations contained in the amended complaint filed on behalf of plaintiffs.  The plaintiffs are seeking compensatory, special, consequential, incidental, and punitive damages in unspecified amounts.  On June 25, 2002, the Nevada District Court denied plaintiffs’ motion for class certification.  On July 11, 2002, plaintiffs filed a petition for permission to appeal such class certification ruling with the United States Court of Appeals for the Ninth Circuit.  On August 15, 2002, the Ninth Circuit granted the plaintiffs’ petition for permission to appeal such class certification ruling.  While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs’ claims are without merit and does not expect that the lawsuits will have a material adverse effect on the Company’s financial position or results of operations.

Fitzgerald’s Sugar Creek, Inc. v. Kansas City Station Corp., et al.

On December 20, 2000, the Company and Kansas City Station Corporation were named as defendants in an action styled Fitzgerald Sugar Creek, Inc. v. Kansas City Station Corp., et al., No. 00CV230480 (Circuit Court of Jackson County, Missouri).  The plaintiff alleges that the defendants are liable for unspecified actual and punitive damages and other relief, based on alleged tortuous interference with the plaintiff’s business expectancy of receiving a Missouri gaming license in the Kansas City metropolitan area.  The allegations of the petition appear to be based on the same issues involved in the investigation by the Missouri Gaming Commission related to activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri.  The plaintiff also alleges claims based on fraudulent concealment and civil conspiracy.  The Company and its subsidiary responded to this lawsuit on January 19, 2001 and moved to remove the case to bankruptcy court in Nevada.  On March 29, 2001, the United States Bankruptcy Court for the Western District of Missouri remanded the case to the Circuit Court of Jackson County, Missouri.  On April 19, 2001, defendants filed a motion to dismiss plaintiff’s petition.  On August 10, 2001, the Circuit Court (1) granted that motion to dismiss as to the civil conspiracy claim, and (2) denied that motion to dismiss as to the tortuous interference with business expectancy and fraudulent concealment claims.  On November 21, 2001, Philip Griffith and the City of Sugar Creek, Missouri (the “City”) were added as plaintiffs in this case.  The new plaintiffs also allege claims for tortuous interference with business expectancy and fraudulent concealment.  On December 17, 2001, defendants filed a motion to dismiss all of Griffith’s and the City’s claims.  On March 15, 2002, the Circuit Court denied that motion to dismiss in its entirety.  While no assurances can be made with respect to any litigation, the Company believes that the plaintiff’s claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

Harrah’s Litigation

On July 13, 2001, the Company and five of its major operating subsidiaries were named as defendants in a lawsuit brought by Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc. in the United States District Court, District of Nevada (CV-S-01-0825-PMP-RJJ).  The plaintiffs allege that the Company and its subsidiaries are liable for unspecified actual and punitive damages, and they seek injunctive and other relief, based on allegations that the Company’s “Boarding Pass Rewards Program” infringes on various patents held by the plaintiffs.

On October 4, 2001, the Company and the subsidiaries filed their answer and counterclaim seeking declaratory judgment that Harrah’s patents (1) are not infringed by the Company’s and the subsidiaries’ actions, (2) are invalid under federal patent law and (3) are rendered unenforceable due to Harrah’s inequitable conduct.  On March 27, 2002, Harrah’s filed an amended complaint, which added an additional defendant, Green Valley Ranch Gaming, LLC, which is an affiliate of the Company.  On April 22, 2002, the Company and its subsidiaries and affiliate filed their amended answer and counterclaim denying infringement by Green Valley Ranch Gaming, LLC, and alleging Harrah’s committed further acts of inequitable conduct.

On January 17, 2003, the Company filed motions for summary judgment or partial summary judgment on several issues: (1) a Motion for Summary Judgment of Patent Unenforceability Due To Inequitable Conduct, (2) a Motion for Summary Judgment of Patent Invalidity Under 35 U.S.C. ss 102 and 103 (lack of novelty and obviousness), (3) a Motion for Partial Summary Judgment of Patent Invalidity Under 35 U.S.C. s 112 (indefiniteness, lack of written description and failure to disclose best mode), (4) a Motion for Partial Summary Judgment of Non-Infringement of U.S. Patent No. 6,003,013, and (5) a Motion for Partial Summary Judgment of Non-Infringement of U.S. Patent No. 6,183,362.  That same day, Harrah’s filed motions for partial summary judgment on several issues:  (1) a Motion for Partial Summary Judgment of Infringement of Claims 15-18 of U.S. Patent No. 5,761,647, (2) a Motion for Partial Summary Judgment of Infringement of Claims 1-2 and 49 of U.S. Patent No. 6,003,013, (3) a Motion for Partial Summary Judgment on Defendants’ Invalidity Defenses, and (4) a Motion for Partial Summary Judgment That Certain Third Party Systems Are Not Prior Art.  During February and March of 2003, the parties filed oppositions, reply briefs and various motions to strike in response to the summary judgment motions.

The Company and its subsidiaries and affiliate have requested oral argument on the motions.  The Court has not yet ruled on any of the motions, but is expected to consider them in due course.  While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs’ claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position or results of operations.

Item 2.    Changes in Securities and Use of Proceeds - None.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information – None.

Item 6.    Exhibits and Reports on Form 8-K

(a)                          Exhibits –

No. 10.1 – Rent Agreement to the First Amendment to Ground Lease, dated as of May 12, 2000 between the Registrant and Texas Gambling Hall & Hotel, Inc.

No. 10.2 – Rent Agreement to the First Amendment to Ground Lease and Sublease, dated as of March 28, 2003, by and between KB Enterprises, as landlord and Boulder Station, Inc.

No. 10.3 – Notice to Exercise Option to the First Amendment to Lease (With Option), dated January 27, 2003, between Palace Station Hotel & Casino, Inc. and Flamingo Associates, Inc.

No. 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 99.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                         Reports on Form 8-K

On April 30, 2003, the Company filed a Current Report on Form 8-K dated April 30, 2003, reporting items listed under Items 7 and 9.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Station Casinos, Inc.,
Registrant

DATE: May 13, 2003	/S/ GLENN C. CHRISTENSON
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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003

/S/ GLENN C. CHRISTENSON
Glenn C. Christenson
Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Accounting Officer)