Form 10-Q
period 2003-06-30
STATION CASINOS INC
filed 2003-08-14
CIK 898660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒         No  ☐

Indicate by check mark whether the registrant is an accelerated filer.  Yes  ☒         No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common stock, $0.01 par value	58,189,068

STATION CASINOS, INC.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$62,236	$59,339
Receivables, net	27,824	15,423
Inventories	4,786	4,875
Prepaid gaming tax	15,383	13,260
Prepaid expenses	7,492	5,765
Deferred income tax	3,725	3,847
Total current assets	121,446	102,509

Property and equipment, net	1,142,239	1,046,051
Goodwill and other intangibles, net	166,783	167,498
Land held for development	114,181	102,205
Investments in joint ventures	80,253	75,209
Note receivable	—	34,487
Other assets, net	75,964	70,388
Total assets	$1,700,866	$1,598,347

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$91	$122
Accounts payable	10,914	8,534
Accrued payroll and related	19,879	25,666
Accrued interest payable	15,652	15,356
Accrued progressives	5,213	6,098
Accrued group insurance	5,672	6,761
Accrued expenses and other current liabilities	28,826	26,262
Total current liabilities	86,247	88,799

Long-term debt, less current portion	1,237,751	1,165,600
Deferred income tax, net	66,380	52,777
Other long-term liabilities, net	22,245	20,493
Total liabilities	1,412,623	1,327,669

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 67,397,161 and 66,689,773 shares issued	462	454
Treasury stock, 10,114,387 and 8,730,872 shares, at cost	(134,317)	(109,462)
Additional paid-in capital	323,747	316,714
Deferred compensation - restricted stock	(17,597)	(20,232)
Accumulated other comprehensive loss	(2,140)	(1,695)
Retained earnings	118,088	84,899
Total stockholders’ equity	288,243	270,678
Total liabilities and stockholders’ equity	$1,700,866	$1,598,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Operating revenues:
Casino	$161,292	$160,090	$322,253	$321,927
Food and beverage	33,160	32,411	65,850	66,250
Room	12,228	12,206	24,697	24,821
Other	13,409	9,525	23,417	20,360
Management fees	6,339	1,122	7,855	2,363
Gross revenues	226,428	215,354	444,072	435,721
Promotional allowances	(16,423)	(17,873)	(34,506)	(36,173)
Net revenues	210,005	197,481	409,566	399,548

Operating costs and expenses:
Casino	65,424	63,070	130,315	127,855
Food and beverage	21,101	19,288	40,812	39,221
Room	4,980	4,733	9,745	9,621
Other	3,498	3,963	7,589	7,590
Selling, general and administrative	40,032	40,034	78,296	79,445
Corporate expense	8,804	8,290	16,685	16,042
Depreciation and amortization	18,164	18,807	36,178	37,193
Impairment loss	—	3,876	1,394	3,876
	162,003	162,061	321,014	320,843

Operating income	48,002	35,420	88,552	78,705
Earnings from joint ventures	5,009	2,166	9,913	5,078
Operating income and earnings from joint ventures	53,011	37,586	98,465	83,783

Other income (expense):
Interest expense	(23,800)	(23,723)	(48,077)	(47,881)
Interest expense from joint ventures	(1,398)	(1,654)	(2,846)	(3,134)
Interest income	4,852	40	4,859	80
Other	78	415	280	544
	(20,268)	(24,922)	(45,784)	(50,391)

Income before income taxes and cumulative effect of change in accounting principle	32,743	12,664	52,681	33,392

Income tax provision	(12,115)	(4,686)	(19,492)	(12,355)

Income before cumulative effect of change in accounting principle	20,628	7,978	33,189	21,037
Cumulative effect of change in accounting principle, net of applicable income tax benefit of $7,170	—	—	—	(13,316)
Net income	$20,628	$7,978	$33,189	$7,721

Basic and diluted earnings per common share:
Income before cumulative effect of change in accounting principle:
Basic	$0.36	$0.14	$0.58	$0.36
Diluted	$0.33	$0.13	$0.54	$0.35
Net income:
Basic	$0.36	$0.14	$0.58	$0.13
Diluted	$0.33	$0.13	$0.54	$0.13
Weighted average common shares outstanding:
Basic	57,223	58,091	57,319	57,789
Diluted	61,639	61,824	61,360	60,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net income	$33,189	$7,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,178	37,193
Amortization of debt discount and issuance costs	1,561	2,222
Impairment loss	1,394	3,876
Cumulative effect of change in accounting principle	—	20,486
Changes in assets and liabilities:
(Increase) decrease in receivables, net	(2,304)	538
Increase in inventories and prepaid expenses	(3,761)	(1,868)
Increase in deferred income tax	13,725	6,522
Increase (decrease) in accounts payable	2,380	(17,959)
(Decrease) increase in accrued expenses and other current liabilities	(4,901)	9,942
Other, net	(3,640)	(81)
Total adjustments	40,632	60,871
Net cash provided by operating activities	73,821	68,592
Cash flows from investing activities:
Capital expenditures	(124,932)	(11,257)
Decrease (increase) in note receivable	24,390	(2,291)
Purchase of land held for development	(12,483)	—
Proceeds from sale of land, property and equipment	1,209	10,472
Other, net	(12,503)	(2,257)
Net cash used in by investing activities	(124,319)	(5,333)
Cash flows from financing activities:
Payments under bank facility with maturity dates less than three months, net	(52,200)	(46,400)
Borrowings under bank facility, maturity dates greater than three months	260,000	10,000
Payments under bank facility, maturity dates greater than three months	(135,000)	(30,000)
Principal payments on notes payable	(31)	(3,530)
Purchase of treasury stock	(24,855)	—
Proceeds from exercise of stock options	6,126	3,770
Other, net	(645)	(122)
Net cash provided by (used in) financing activities	53,395	(66,282)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	2,897	(3,023)
Balance, beginning of period	59,339	66,117
Balance, end of period	$62,236	$63,094
Supplemental cash flow disclosures:
Cash paid for interest, net of $668 and $2,065 capitalized	$46,795	$46,705
Cash received for income taxes, net	$4,193	$454

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      Basis of Presentation

Station Casinos, Inc. (the “Company”), a Nevada corporation, is a gaming and entertainment company that currently owns and operates eight major hotel/casino properties (one of which is 50 percent owned) and three smaller casino properties (one of which is 50 percent owned), in the Las Vegas metropolitan area, as well as manages casinos for native American tribes.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palace Station Hotel & Casino, Inc. (“Palace Station”), Boulder Station, Inc. (“Boulder Station”), Texas Station, LLC (“Texas Station”), Sunset Station, Inc. (“Sunset Station”), Santa Fe Station, Inc. (“Santa Fe Station”), Fiesta Station, Inc. (“Fiesta Rancho”), Lake Mead Station, Inc. (“Fiesta Henderson”), Wild Wild West Gambling Hall & Hotel (“Wild Wild West”) and Wildfire Casino (“Wildfire”).  The Company also owns a 50% interest in Barley’s Casino & Brewing Company (“Barley’s”) and Green Valley Ranch Gaming, LLC (“Green Valley Ranch Station”), and a 6.7% interest in the Palms Casino Resort, which are accounted for under the equity method.  The Company is the managing partner for both Barley’s and Green Valley Ranch Station.  In addition, the Company manages Thunder Valley Casino (“Thunder Valley”) in Sacramento, California on behalf of the United Auburn Indian Community (“UAIC”), which opened on June 9, 2003.  All significant intercompany accounts and transactions have been eliminated.

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

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made.  The results for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2002 have been reclassified to be consistent with the current year presentation.  These reclassifications had no effect on the previously reported net income.

2.                                      Goodwill and Other Intangibles

The Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, in June 2001.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142.  The Company implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 and will annually perform such test.  As a result of an independent third party appraisal, the Company recorded an impairment loss in the six months ended June 30, 2002 of $13.3 million, net of the applicable tax benefit, related to the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in the Company’s condensed consolidated statements of operations.  Fiesta Rancho was purchased in early 2001, and there were no events or changes in circumstances (“triggering events”) during the course of 2001 that would have indicated the recoverability of the carrying amount of the property should be assessed.  As a result, there was no requirement to test for impairment under the provisions of SFAS No. 121, which was the primary literature regarding the impairment of an asset prior to the adoption of SFAS No. 142.  Also, in connection with the acquisition of Fiesta Rancho, the Company acquired the customer list and is amortizing it over five years.  The customer list was valued at $5.0 million at the time of the purchase and as of June 30, 2003, had a net book value of approximately $2.9 million.  The amortization expense related to the customer list for the six months ended June 30, 2003 and 2002 was approximately $0.6 million and is expected to remain the same in future periods until fully amortized.

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

	June 30, 2003	December 31, 2002
	(unaudited)
Green Valley Ranch Station (50.0%)	$60,939	$55,685
Barley’s (50.0%)	2,804	2,740
Palms Casino Resort (6.7%)	16,510	16,784
Investments in joint ventures	$80,253	$75,209

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Current assets	$49,139	$45,607
Property and equipment and other assets, net	531,101	534,302
Current liabilities	54,355	58,380
Long-term debt and other liabilities	203,082	208,264
Stockholders’ equity	322,803	313,265

Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net revenues	$80,992	$65,759	$160,457	$129,318
Operating costs and expenses	63,614	57,183	125,988	113,454
Operating income	17,378	8,576	34,469	15,864
Interest expense, net	3,181	4,582	6,910	9,948
Net income	$14,197	$3,994	$27,559	$5,916

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Operating earnings from joint ventures	$5,009	$2,166	$9,913	$5,078
Interest expense from joint ventures	(1,398)	(1,654)	(2,846)	(3,134)
Net earnings from joint ventures	$3,611	$512	$7,067	$1,944

Green Valley Ranch Station

Green Valley Ranch Station is owned by a 50/50 joint venture between the Company and GCR Gaming.  The joint venture financed Green Valley Ranch Station with a group of banks, and originally provided for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points.  The available borrowings have been reduced to $141.3 million as of June 30, 2003.  Green Valley Ranch Station has entered into an agreement to swap the majority of its floating rate to a fixed rate that will approximate 6.9% during the term of the loan.  The loan requires a limited make-well of $44.0 million, if necessary (based on operating results of the property).  Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants.  The make-well is a joint and several obligation of each partner, with GCR Gaming’s obligation collateralized.  As of December 31, 2002, the Company had contributed approximately $0.6 million for obligations related to the make-well agreement and has not been required to make any payments in 2003.  The make-well agreement will terminate upon achieving a debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees of at least $42.0 million.  As of June 30, 2003, the debt to Adjusted EBITDA ratio was 3.23 to 1.00.  The outstanding balance of the Green Valley Ranch Station revolving credit facility as of June 30, 2003, was approximately $134.2 million.  In addition to the bank financing, Green Valley Ranch Station has secured equipment and other financing which had an outstanding balance of approximately $27.8 million as of June 30, 2003.

On December 31, 2001, Green Valley Ranch Station entered into an interest rate swap that is matched to a portion of its revolving facility, which terminates on December 29, 2006.  At June 30, 2003, the notional amount was $97.5 million, and decreases by varying amounts each quarter until it reaches $20.0 million on September 29, 2006 through the termination date.  In March 2002, Green Valley Ranch Station entered into an additional interest rate swap that terminates on March 28, 2007, and is matched to a portion of its equipment financing.  The notional amount of this interest rate swap at June 30, 2003, was $22.5 million and decreases by $1.5 million each quarter.  The interest rate swaps have converted a portion of Green Valley Ranch Station’s floating rate debt to a fixed rate.  As of June 30, 2003, Green Valley Ranch Station was paying a weighted average fixed rate of 4.33% on the interest rate swaps and was receiving a weighted average floating rate based on three-month LIBOR of 1.12%.  These interest rate swaps were also priced to have no value at inception.  As a result of the mark-to-market valuation of the interest rate swaps, the Company recorded approximately $2.1 million and $1.7 million as of June 30, 2003 and December 31, 2002, respectively, for its share of the Green Valley Ranch Station interest rate swaps in accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets.

4.                                      Management Fees

The Company manages Thunder Valley for the UAIC and receives a management fee equal to 24% of net income.  The Company is also the managing partner for both Green Valley Ranch Station and Barley’s and receives a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch Station and 10% of EBITDA from Barley’s.  The Company’s management fees are included in net revenues on the Company’s condensed consolidated statements of operations.  The following table identifies the Company’s total management fees (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Thunder Valley	$4,864	$—	$4,864	$—
Green Valley Ranch Station	1,392	1,058	2,815	2,215
Barley’s	83	64	176	148
Total management fees	$6,339	$1,122	$7,855	$2,363

United Auburn Indian Community

The Company has entered into a Development Services Agreement and a Management Agreement with the UAIC.  Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, the Company and the UAIC developed Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003.  On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC.  The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the United States Department of the Interior’s decision to accept the land into trust.  Immediately following the District Court’s decision, the plaintiffs appealed the decision to the Washington, D.C. court of appeals and filed an emergency motion for stay of the District Court’s decision.  The court of appeals denied the plaintiffs’ emergency action.  The parties have filed briefs setting forth their arguments, and rebutting the other party’s arguments, concerning the issue on appeal.  On September 18, 2003, the court of appeals is scheduled to hear oral arguments on this matter.  Notwithstanding the denial of the plaintiffs’ emergency motion and the acceptance of the land into trust, there can be no assurances that the plaintiffs will not seek other extraordinary remedies and there can be no assurances as to the ultimate outcome of the plaintiffs’ pending appeal.  The Company’s seven-year Management Agreement was approved by the National Indian Gaming Commission and expires in June 2010.  The Company receives a management fee equal to 24% of the facility’s net income, which totaled approximately $4.9 million for the 22-day period ended June 30, 2003.  The Company also received a development fee equal to 2% of the cost of the project upon the opening of the facility, which totaled approximately $3.6 million, net of certain expenses, and is included in other operating revenues on the Company’s condensed consolidated statements of operations.

Thunder Valley has approximately 1,900 Class III slot machines and 90 table games, including a private VIP gaming area.  Upon final completion of the project, the facility will have numerous dining and entertainment amenities, including a center pit bar, three specialty restaurants, a 500-seat buffet, a food court and parking for over 4,000 vehicles.  Construction began on October 26, 2002, and the casino, center pit bar, buffet and food court opened on June 9, 2003.  The remainder of the facility is expected to be completed during 2003.  The Company also assisted the UAIC in obtaining $215.0 million of financing for the project through a group of lenders, with the Company providing an unlimited completion guaranty and credit support for all amounts outstanding under such financing.  Based on the current level of operating results of Thunder Valley, the Company expects the credit support to terminate in June 2004.  The Company has evaluated its obligations related to the completion guaranty in accordance with FASB Interpretation No. 45 and has determined that the fair value of the obligation is not material.  Prior to the completion of the financing, the Company advanced approximately $46.9 million to the UAIC for the development of Thunder Valley, of which approximately $36.8 million was repaid in June 2003.  Subsequent to June 30, 2003, the Company has been paid the remaining $10.1 million, which is included as a current receivable on the Company’s condensed consolidated balance sheets at June 30, 2003.  The Company’s advances carried an interest rate of 10%.  The interest on the Company’s advances to the UAIC was approximately $4.8 million through June 2003 and is included in interest income on the Company’s condensed consolidated statements of operations.

5.                                      Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Revolving credit facility, $365.0 million limit at June 30, 2003, due September 30, 2007, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (3.8% at June 30, 2003)	$250,000	$177,200
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008	400,000	400,000
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, net of unamortized discount of $1.2 million at June 30, 2003	373,826	373,769
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	199,900	199,900
Other long-term debt, collateralized by equipment, monthly installments including interest of 8.0% at June 30, 2003	91	122
Total long-term debt	1,223,817	1,150,991
Current portion of long-term debt	(91)	(122)
Market value of interest rate swaps	14,025	14,731
Total long-term debt, net	$1,237,751	$1,165,600

Revolving Facility

In September 2002, the Company completed its $365.0 million revolving credit facility (the “Revolving Facility”).  The Revolving Facility contains no principal amortization and matures in September 2007.  The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets.  Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company.  The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company’s combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility).  As of June 30, 2003, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.25%.  The maximum margin for Eurodollar Rate borrowings is 2.50%.  The maximum margin for Alternate Base Rate borrowings is 1.25%.  As of June 30, 2003, the fee for the unfunded portion of the Revolving Facility was 0.50%.

The Revolving Facility contains certain financial and other covenants.  These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter.  As of June 30, 2003, the Borrowers’ funded debt to Adjusted EBITDA ratio was 1.02 to 1.00 and the fixed charge coverage ratio was 2.80 to 1.00.  In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through June 30, 2003, which reduces to 5.00 to 1.00 on September 30, 2003 through June 30, 2005, to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006.  Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures.  As of June 30, 2003, the Company’s consolidated funded debt to Adjusted EBITDA ratio was 3.98 to 1.00.  The Company has pledged the stock of all of its major subsidiaries.

Senior and Senior Subordinated Notes

The indentures governing the Company’s senior subordinated notes (the “Notes”) and senior notes (the “Indentures”) contain certain customary financial and other covenants, which limit the Company and its subsidiaries’ ability to incur additional debt and to pay dividends.  At June 30, 2003, the Company’s Consolidated Coverage Ratio (as defined in the Indentures) was 2.48 to 1.00.  The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00.  In the event the Company’s Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company’s ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million.  The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures limits the Company’s ability to pay dividends on its capital stock.  The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.  In addition, the indentures governing the Senior Notes contain substantially the same covenants as the Company’s senior subordinated notes as well as a limitation on liens the Company can incur.

During 2001, the Company entered into various interest rate swaps with members of its bank group to manage interest expense.  The interest rate swaps have converted a portion of the Company’s fixed-rate debt to a floating rate.  As of June 30, 2003, the Company had one remaining interest rate swap agreement with a total notional amount of $50.0 million in which it pays a floating rate at June 30, 2003 of approximately 3.65% and receives a fixed rate at June 30, 2003 of approximately 8.38%.  The interest rate swap terminates in 2008.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $0.9 million and $3.0 million for the three months ended June 30, 2003 and 2002, respectively. The net effect of all of the interest rate swaps resulted in a reduction in interest expense of $1.8 million and $6.2 million for the six months ended June 30, 2003 and 2002, respectively.

The interest rate swaps that the Company entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which allows for an assumption of no ineffectiveness.  As such, there is no income statement impact from changes in the fair value of the hedging instruments.  Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt.  In accordance with SFAS No. 133, the Company recorded assets of $5.2 million and $5.3 million as of June 30, 2003 and December 31, 2002, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

In December 2002, the Company terminated an interest rate swap with a notional amount of $100 million, which was due to terminate in 2010.  The interest rate swap was terminated at its market value and, as a result, the Company received approximately $9.5 million.  This interest rate swap was tied directly to the $375 million 9 3/4% senior subordinated notes.  The mark-to-market adjustment will be amortized as a reduction of interest expense over the original contract life of the interest rate swap and as of June 30, 2003 and December 31, 2002, the remaining balance of $8.8 million and $9.4 million, respectively, is included in long-term debt on the Company’s condensed consolidated balance sheets.

6.                                      Stockholders’ Equity

During the six months ended June 30, 2003, the Company repurchased approximately 1.4 million shares of its common stock for approximately $24.9 million.  The Company is authorized to repurchase up to approximately 19.5 million shares of its common stock.  As of June 30, 2003, the Company had acquired 10.1 million shares at a cost of approximately $134.3 million.

SFAS No. 130, “Reporting Comprehensive Income”, requires companies to disclose other comprehensive income and the components of such income.  Comprehensive income is the total of net income and all other non-stockholder changes in equity.  For the three and six months ended June 30, 2003, the Company recorded its 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch Station as other comprehensive loss.  Comprehensive income was computed as follows (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$20,628	$7,978	$33,189	$7,721
Mark-to-market valuation of interest rate swaps, net of tax	(135)	—	(445)	—
Comprehensive income	$20,493	$7,978	$32,744	$7,721

The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Weighted average common shares outstanding (used in calculation of basic earnings per share)	57,223	58,091	57,319	57,789
Potential dilution from the assumed exercise of stock options	4,416	3,733	4,041	3,115
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	61,639	61,824	61,360	60,904

On July 21, 2003, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share.  The quarterly dividend will be approximately $7.5 million and is payable on September 4, 2003 to shareholders of record on August 14, 2003.

7.                                      Asset Impairment

The Company recorded an impairment loss of $1.4 million and $3.9 million in the six months ended June 30, 2003 and 2002, respectively.  The $1.4 million impairment loss in 2003 primarily related to the write off of the Company’s investment in a new slot product development.  The impairment of this asset was based upon a decision by the Company to no longer pursue the development of certain slot products.  As a result, all of the development costs that the Company had incurred were written off, as they were deemed to have no value.  The $3.9 million impairment loss in 2002 related to the write-down of certain assets related to the Company’s investments in an Internet, intra-state gaming platform and related technology.  In May 2002, the Nevada Gaming Commission communicated that it had general concerns regarding the security and reliability of Internet gaming platforms.  The impairment of these assets was based upon a decision by the Company to no longer pursue Nevada-based Internet gaming activities as a result of the uncertainty of regulatory approval of these types of activities.  As a result, all of the hardware, software and internal development costs that the Company had incurred were written off, as they were deemed to have no value.

8.                                      Future Development

The Federated Indians of Graton Rancheria

In April 2003, the Company entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the “FIGR”) pursuant to which the Company will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California.  The FIGR selected the Company to assist it in designing, developing and financing the project and, upon opening, the Company will manage the facility on behalf of the FIGR.  The Management Agreement has a term of seven years from the opening of the facility and the Company will receive a management fee equal to 22% of the facility’s net income.  The Company will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

The project is proposed to be located on a portion of approximately 2,000 acres at the intersection of Lakeville Road and Highway 37 in Sonoma County, California.  Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC.  No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received.  Prior to the receipt of such government and regulatory approvals, the Company likely will contribute significant credit support to this project.  As of June 30, 2003, the Company had approximately $11.3 million invested in the development of this project, primarily to secure real estate for future development.

Land Held for Development

The Company has acquired certain parcels of land in the Las Vegas valley and in Sacramento, California as part of its development activities.  The Company’s decision whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations.  As many of these considerations are beyond the Company’s control, no assurances can be made that it will be able to secure additional, acceptable financing in order to proceed with any particular project.  As of June 30, 2003, the Company had $114.2 million of land held for development that consists primarily of five sites that are owned or leased, which comprise 183 acres in the Las Vegas valley and 98 acres in the Sacramento area near Thunder Valley.  In addition, the Company has options to purchase a total of 34 acres adjacent to one of the sites in the Las Vegas valley.  The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, consists of 73 acres.  In April 2003, the Company exercised its option to purchase 32 acres of land adjacent to 41 acres of land previously owned at the Durango site for $10.7 million.  The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and

Tropicana Avenue in eastern Las Vegas.  The Company is leasing (with an option to purchase) 34 acres of the site and holds an option to purchase the adjacent 34-acre parcel.  The Company also owns a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215 and a 27-acre gaming-entitled parcel at the intersection of Boulder Highway and Nellis Boulevard.

In addition, in May 2003, the Company paid $57.9 million to complete the acquisition of approximately 70 acres of land in the Summerlin master-planned community in Las Vegas, Nevada.  The land is located on Charleston Boulevard at the Interstate 215/Charleston interchange, which is planned to be the future site of Red Rock Station.  The purchase price for the land was approximately $64 million.  In May 2003, the Company also purchased approximately 17 acres of land adjacent to Wild Wild West for approximately $28.8 million.  This property currently includes approximately 270,000 square feet of office and warehouse space in a number of low-rise buildings.  The purchase price of both of these land purchases is included in property and equipment, net on the Company’s condensed consolidated balance sheets.

9.                                      Stock–Based Employee Compensation

The Company accounts for its stock-based employee compensation programs using the intrinsic value method under APB Opinion No. 25 and related interpretations.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method.  Accordingly, compensation expense recognized was different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123, “Accounting for Stock-Based Compensation”.  Had compensation expense for the programs been determined in accordance with SFAS No. 123, the effect on the Company’s net income and basic and diluted earnings per common share would have been as follows (amounts in thousands, except per share data, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income:
As reported	$20,628	$7,978	$33,189	$7,721
Stock-based compensation expense reported in net income	174	—	347	—
Stock-based compensation expense under fair value method	(2,640)	(1,223)	(3,927)	(2,447)
Pro forma net income	$18,162	$6,755	$29,609	$5,274

Earnings per common share:
Basic – as reported	$0.36	$0.14	$0.58	$0.13
Basic – pro forma	$0.32	$0.12	$0.52	$0.09

Diluted – as reported	$0.33	$0.13	$0.54	$0.13
Diluted – pro forma	$0.29	$0.11	$0.48	$0.09

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

10.                               Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist.  The Company has not determined the effect, if any, that SFAS No. 149 will have on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the standard on July 1, 2003.  The Company believes that this SFAS will not have a significant impact on its results of operations or financial position.

11.                               Other

Cash Transaction Reporting Violations

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

Nevada Power

The Company intends to exit the Nevada Power system effective October 1, 2003 and begin purchasing power from another supplier.  Final approval to exit the Nevada Power system is expected to be received in August 2003.  As a result, the Company anticipates that it will record a charge of approximately $4.6 million for deferred energy charges owed to Nevada Power in the third quarter of 2003.  There can be no assurance that the final approval to exit the Nevada Power system will be obtained in August or any time in the future.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

Overview

The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
	2003	2002		2003	2002
Net revenues—total	$210,005	$197,481	6.3%	$409,566	$399,548	2.5%
Major Las Vegas Operations (a)	194,070	191,954	1.1%	386,557	386,967	(0.1)%
Management Fees (b)	6,339	1,122	465.0%	7,855	2,363	232.4%
Other Operations and Corporate (c)	9,596	4,405	117.8%	15,154	10,218	48.3%

Operating income (loss)—total	$48,002	$35,420	35.5%	$88,552	$78,705	12.5%
Major Las Vegas Operations (a)	48,221	47,626	1.2%	97,803	97,676	0.1%
Management Fees (b)	6,339	1,122	465.0%	7,855	2,363	232.4%
Other Operations and Corporate (c)	(6,558)	(13,328)	50.8%	(17,106)	(21,334)	19.8%

Cash flows provided by (used in):
Operating activities	$34,530	$31,669	9.0%	$73,821	$68,592	7.6%
Investing activities	(88,129)	(6,773)	(1,201.2)%	(124,319)	(5,333)	(2,231.1)%
Financing activities	58,738	(26,564)	321.1%	53,395	(66,282)	180.6%

(a)          The Major Las Vegas Operations include the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho and Fiesta Henderson.

(b)         Includes management fees from Thunder Valley, Green Valley Ranch Station and Barley’s.

(c)          Other Operations and Corporate includes the wholly owned properties of Wild Wild West and Wildfire (since January 27, 2003), and Corporate expense.

Results of Operations

Consolidated net revenues for the three months ended June 30, 2003 increased 6.3% to $210.0 million as compared to $197.5 million for the three months ended June 30, 2002.  The increase in net revenues was due primarily to development fees, net of certain expenses, of approximately $3.6 million, which are included in other operating revenues on our condensed consolidated statements of operations and management fees of approximately $4.9 million from Thunder Valley, which opened on June 9, 2003, as well as an increase in net revenues from our Major Las Vegas Operations.

Consolidated net revenues for the six months ended June 30, 2003 increased 2.5% to $409.6 million as compared to $399.5 million for the six months ended June 30, 2002.  The increase in net revenues was due primarily to development fees, net of certain expenses, of approximately $3.6 million, which are included in other operating revenues on our condensed consolidated statements of operations and management fees of approximately $4.9 million from Thunder Valley, which opened on June 9, 2003.  This increase was partially offset by a decrease in net revenues at our Major Las Vegas Operations due to a short-term slowdown in our business during March 2003, as our customers stayed home to watch the television coverage of the war in Iraq.

Our operating income was impacted by certain charges and credits that affect the ability to analyze comparisons to prior periods.  The following table identifies these charges/credits (dollars in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Operating income	$48,002	$35,420	$88,552	$78,705
Operating margin	22.9%	17.9%	21.6%	19.7%
Certain charges/credits:
Thunder Valley development fee	(3,597)	—	(3,597)	—
Harrah’s patent litigation costs	476	—	1,793	—
Impairment loss	—	3,876	1,394	3,876
Write off of investment in a restaurant at Green Valley Ranch Station (50%)	—	701	—	701
Insurance proceeds	—	—	—	(1,580)
Asset reserves and restructuring charges	—	—	—	876
Operating income, excluding certain charges/credits	$44,881	$39,997	$88,142	$82,578
Operating margin, excluding certain charges/credits	21.4%	20.3%	21.5%	20.7%

Consolidated operating income, excluding certain charges/credits, increased 12.2% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.  Consolidated operating income, excluding certain charges/credits, increased 6.7% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.  This increase is primarily due to the management fees of approximately $4.9 million from Thunder Valley.  Our consolidated operating margin, excluding certain charges/credits, increased 1.1 and 0.8 percentage points over the same three and six month periods.

The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2003	2002		2003	2002
Casino revenues	$161,292	$160,090	0.8%	$322,253	$321,927	0.1%
Casino expenses	65,424	63,070	3.7%	130,315	127,855	1.9%
Margin	59.4%	60.6%		59.6%	60.3%

Food and beverage revenues	$33,160	$32,411	2.3%	$65,850	$66,250	(0.6)%
Food and beverage expenses	21,101	19,288	9.4%	40,812	39,221	4.1%
Margin	36.4%	40.5%		38.0%	40.8%

Room revenues	$12,228	$12,206	0.2%	$24,697	$24,821	(0.5)%
Room expenses	4,980	4,733	5.2%	9,745	9,621	1.3%
Margin	59.3%	61.2%		60.5%	61.2%

Other revenues	$13,409	$9,525	40.8%	$23,417	$20,360	15.0%
Other expenses	3,498	3,963	(11.7)%	7,589	7,590	0.0%

Management fees	$6,339	$1,122	465.0%	$7,855	$2,363	232.4%

Selling, general and administrative expenses	$40,032	$40,034	0.0%	$78,296	$79,445	(1.4)%
Percent of net revenues	19.1%	20.3%		19.1%	19.9%

Corporate expense	$8,804	$8,290	6.2%	$16,685	$16,042	4.0%
Percent of net revenues	4.2%	4.2%		4.1%	4.0%

Earnings from joint ventures	$5,009	$2,166	131.3%	$9,913	$5,078	95.2%

Casino.  Casino revenues increased 0.8% to $161.3 million for the three months ended June 30, 2003 as compared to $160.1 million for the three months ended June 30, 2002.  The increase in casino revenues is primarily due to the purchase of the Wildfire in January 2003.  Casino expenses increased 3.7% to $65.4 million for the three months ended June 30, 2003 as compared to $63.1 million for the three months ended June 30, 2002.  The increase in casino expenses is due primarily to marketing expenses related to “Jumbo Jackpot”, which we introduced in April 2003.  The casino profit margin decreased 1.2 percentage points over the same three-month period.

Casino revenues increased 0.1% to $322.3 million for the six months ended June 30, 2003 as compared to $321.9 million for the six months ended June 30, 2002.  The increase is a result of the completion of the road construction near Palace Station in the first quarter of 2002 and the purchase of the Wildfire Casino in January 2003.  The increase in casino revenues was partially offset by a short-term slowdown in our business during March 2003, as our customers stayed home to watch the television coverage of the war in Iraq.  The increase in casino expenses is due primarily to marketing expenses related to “Jumbo Jackpot”, which we introduced in April 2003.  The casino profit margin decreased 0.7 percentage points over the same six-month period.

Food and Beverage.  Food and beverage revenues increased 2.3% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.  Food covers increased 8.0% and the average guest check declined 12.4% for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002.  The increase in food and beverage revenues and food covers was due to an aggressive marketing campaign.  The decrease in the average guest check was primarily a result of selected menu price reductions.  Food and beverage expenses increased 9.4% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, primarily due to increases in selected food cost items as well as payroll increases.  The food and beverage net profit margin decreased by 4.1 percentage points over the same three-month period.

Food and beverage revenues decreased slightly by 0.6% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.  Food covers increased 3.1% and the average guest check declined 4.8% for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.  Food and beverage revenues were negatively affected by the same issues discussed above related to the war in Iraq.  The increase in food covers was due to an aggressive marketing campaign.  The decrease in the average guest check was primarily a result of selected menu price reductions.  Food and beverage expenses increased 4.1% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, primarily due to increases in selected food cost items as well as payroll increases.  The food and beverage net profit margin decreased by 2.8 percentage points over the same six-month period.

Room.  Room revenues increased 0.2% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.  Room occupancy increased to 95% for the three months ended June 30, 2003 as compared to 88% for the three months ended June 30, 2002, while the average daily room rate declined to $49 from $52 over the same period.  In the current year we have placed more emphasis on the occupancy in the hotels and, as a result, the average daily room rate has declined.

Room revenues decreased 0.5% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.  Room occupancy increased to 95% for the six months ended June 30, 2003 as compared to 91% for the six months ended June 30, 2002, while the average daily room rate declined to $49 from $51 over the same period.  In the current year we have placed more emphasis on the occupancy in the hotels and, as a result, the average daily room rate has declined.

Other.  Other revenues primarily include income from the gift shops, bowling, entertainment, leased outlets and arcades, as well as our development fee from Thunder Valley.  Other revenues increased 40.8% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.  This increase was due primarily to our development fee from Thunder Valley of $3.6 million, net of certain expenses, which was received upon the opening of the casino in June 2003 (see “Description of Certain Indebtedness and Capital Stock – United Auburn Indian Community Financing”).

Other revenues increased 15.0% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.  This increase was due to our development fee from Thunder Valley of $3.6 million mentioned above, which was partially offset by insurance proceeds of $1.6 million that we received in the first quarter of 2002.

Management Fees.  We manage Thunder Valley on behalf of the United Auburn Indian Community (“UAIC”) and receive a management fee equal to 24% of net income.   We are the managing partner for both Green Valley Ranch Station and Barley’s and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch Station and 10% of EBITDA from Barley’s.  For the three months ended June 30, 2003, management fees increased to approximately $6.3 million as compared to $1.1 million for the three months ended June 30, 2002.  For the six months ended June 30, 2003, management fees increased to approximately $7.9 million as compared to $2.4 million for the six months ended June 30, 2002.  The increase is due to $4.9 million of management fees from Thunder Valley as well as improved results at Green Valley Ranch Station.

Selling, General and Administrative (“SG&A”).  SG&A expenses remained consistent at $40.0 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.  SG&A as a percentage of net revenues, decreased to 19.1% for the three months ended June 30, 2003 as compared to 20.3% for the three months ended June 30, 2002.  A large portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A to net revenues decreased.

SG&A expenses decreased 1.4% to $78.3 million for the six months ended June 30, 2003 as compared to $79.4 million for the six months ended June 30, 2002.  The decrease in SG&A expenses is primarily a result of certain asset reserves and restructuring charges incurred of approximately $0.9 million in the first quarter of 2002.  SG&A as a percentage of net revenues, decreased to 19.1% for the six months ended June 30, 2003 as compared to 19.9% for the six months ended June 30, 2002.

Corporate Expense.  Corporate expense increased $0.5 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, due to litigation costs of approximately $0.5 million related to the Harrah’s patent litigation (see “Legal Proceedings – Harrah’s Litigation”).  Corporate expense as a percentage of net revenues remained flat at 4.2% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

Corporate expense as a percentage of net revenues increased slightly to 4.1% in the six months ended June 30, 2003 as compared to 4.0% in the six months ended June 30, 2002.  The increase in corporate expense as a percentage of net revenues was due to an increase in litigation costs, which included approximately $1.8 million related to the Harrah’s patent litigation during the six months ended June 30, 2003 (see “Legal Proceedings – Harrah’s Litigation”).

Depreciation and Amortization.  Depreciation and amortization decreased 3.4% in the three months ended June 30, 2003 to $18.2 million as compared to $18.8 million in the three months ended June 30, 2002.  Depreciation and amortization decreased 2.7% in the six months ended June 30, 2003 to $36.2 million as compared to $37.2 million in the six months ended June 30, 2002.  This decrease was due in part to a portion of the original equipment at Texas Station and Sunset Station having been fully depreciated during the third quarter of 2002.

Impairment Loss.  We recorded an impairment loss of $1.4 million in the six months ended June 30, 2003 primarily related to the write off of our investment in a new slot product development.  The impairment of this asset was based upon our decision to no longer pursue the development of certain slot products.  As a result, all of the development costs that we had incurred were written off, as they were deemed to have no value.

We recorded an impairment loss of $3.9 million in the three months ended June 30, 2002 related to the write-down of certain assets related to our investments in an Internet, intra-state gaming platform and related technology.  In May 2002, the Nevada Gaming Commission communicated that it had general concerns regarding the security and reliability of Internet gaming platforms.  The impairment of these assets was based upon our decision to no longer pursue Nevada-based Internet gaming activities as a result of the uncertainty of regulatory approval of these types of activities.  As a result, all of the hardware, software and internal development costs that we had incurred were written off, as they were deemed to have no value.

Earnings From Joint Ventures.  We own a 50% interest in Green Valley Ranch Station and Barley’s, and a 6.7% interest in the Palms Casino Resort.  For the three months ended June 30, 2003, we recorded approximately $5.0 million as our share of the earnings from these joint ventures as compared to approximately $2.2 million for the three months ended June 30, 2002.  For the six months ended June 30, 2003, we recorded approximately $9.9 million as our share of the earnings from these joint ventures as compared to approximately $5.1 million for the six months ended June 30, 2002.  The increase in earnings from joint ventures is primarily a result of the improved results at Green Valley Ranch Station.

Interest Expense.  Interest costs incurred (expensed and capitalized) decreased 1.1% to $24.5 million for the three months ended June 30, 2003, from $24.7 million for the three months ended June 30, 2002.  The decrease in interest cost is partially a result of a decrease in our average cost of debt, excluding the interest rate swaps, to 8.02% for the three months ended June 30, 2003, from 9.08% for the three months ended June 30, 2002, while our long-term debt increased $61.8 million from June 30, 2002 to June 30, 2003.  The decrease in interest costs was also affected somewhat by our interest rate swaps that have converted a portion of our fixed-rate debt to a floating rate.  The net effect of the interest rate swaps resulted in a reduction in interest expense of approximately $0.9 million in the three months ended June 30, 2003 as compared to a reduction of interest expense of approximately $3.0 million in the three months ended June 30, 2002.

Interest costs incurred (expensed and capitalized) decreased 2.4% to $48.7 million for the six months ended June 30, 2003, from $49.9 million for the six months ended June 30, 2002.  The decrease in interest cost is partially a result of a decrease in our average cost of debt, excluding the interest rate swaps, to 8.13% for the six months ended June 30, 2003, from 9.01% for the six months ended June 30, 2002, while our long-term debt increased $61.8 million from June 30, 2002 to June 30, 2003.  The decrease in interest costs was also affected somewhat by our interest rate swaps that have converted a portion of our fixed-rate debt to a floating rate.  The net effect of the interest rate swaps resulted in a reduction in interest expense of approximately $1.8 million in the six months ended June 30, 2003 as compared to a reduction of interest expense of approximately $6.2 million in the six months ended June 30, 2002.

Interest Expense from Joint Ventures.  For the three months ended June 30, 2003 and 2002, we recorded $1.4 million and $1.7 million, respectively in interest expense related to our unconsolidated joint ventures.  For the six months ended June 30, 2003 and 2002, we recorded $2.8 million and $3.1 million, respectively in interest expense related to our unconsolidated joint ventures.

Interest Income.  During the three and six months ended June 30, 2003, we recorded $4.8 million in interest income on our advances to the UAIC for development of Thunder Valley (see “Description of Certain Indebtedness and Capital Stock – United Auburn Indian Community Financing”).

Change in Accounting Principle.  The Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, in June 2001.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142.  We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 and will annually perform such test.  As a result of an independent third party appraisal, we recorded an impairment loss in the six months ended June 30, 2002 of $13.3 million, net of the applicable tax benefit, related to our acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in our condensed consolidated statements of operations.

Liquidity and Capital Resources

During the six months ended June 30, 2003, we generated cash flows from operating activities of $73.8 million.  In addition, we received approximately $45.7 million from Thunder Valley for the partial repayment and interest on our advances to the UAIC and our development fee, approximately $6.1 million from the exercise of stock options and approximately $4.2 million in income tax refunds.  At June 30, 2003, we had total available borrowings of $365.0 million under the Revolving Facility, of which $250.0 million was outstanding.  We had $62.2 million in cash and cash equivalents as of June 30, 2003.  Subsequent to June 30, 2003, we received the remaining $10.1 million on our advances to the UAIC.

During the six months ended June 30, 2003, total capital expenditures were $124.9 million, of which approximately $57.9 million was for the remaining balance of the purchase price for approximately 70 acres of land at Charleston Boulevard and Interstate 215 (see “Future Development”), approximately $28.8 million was for the purchase of approximately 17 acres of land near Wild Wild West, approximately $7.1 million was related to the purchase of the Wildfire Casino, approximately $5.3 million was for the purchase of approximately 13 acres of land, formerly leased, where Palace Station is located, approximately $3.2 million was related to the addition of a new restaurant at Santa Fe Station and approximately $22.6 million was for maintenance capital expenditures and various other projects.  In addition to capital expenditures, we paid approximately $11.3 million in advances to the Federated Indians of Graton Rancheria (“FIGR”) primarily to secure real estate for future development (see “Future Development”), exercised an option to purchase 32 acres of land in Southwest Las Vegas, adjacent to 41 acres of land previously owned (the “Durango Site”), for $10.7 million and purchased approximately 1.4 million shares of our common stock for approximately $24.9 million.

Our primary cash requirements for the remainder of 2003 are expected to include (i) approximately $15.0 million for the payment of common stock dividends, (ii) approximately $25 million for maintenance and other capital expenditures, (iii) approximately $4.6 million for deferred energy charges owed to Nevada Power (see “Regulation and Taxes-Nevada Power”), (iv) additional advances to the FIGR for future development of the Graton Rancheria project (see “Future Development”), (v) principal and interest payments on indebtedness, (vi) other strategic land purchases throughout the Las Vegas area and (vii) opportunistic repurchases of our common stock.  In addition, we have in the past, and may in the future, make acquisitions, complete master-planned expansions, complete other development projects and enter into joint ventures.  While we have not entered into any agreement with respect to any such future acquisition or joint venture other than as disclosed in this report, our capital requirements during the remainder of 2003 may include amounts necessary to permit us to pursue such expansion activities.

We believe that cash flows from operations, borrowings under our Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2003.  However, we are continually evaluating our financing needs.  If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (See “Description of Certain Indebtedness and Capital Stock”) and other applicable agreements.

Off Balance Sheet Arrangements

As of June 30, 2003, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include a limited make-well agreement for $42.8 million as of June 30, 2003, related to the financing at Green Valley Ranch Station (see “Description of Certain Indebtedness and Capital Stock—Green Valley Ranch Station Financing”), a make-well agreement for an undetermined amount and completion guaranty related to the financing of Thunder Valley (see “ Description of Certain Indebtedness and Capital Stock-United Auburn Indian Community Financing”) and an interest rate swap with a notional amount of $50.0 million (see “Description of Certain Indebtedness and Capital Stock—Senior and Senior Subordinated Notes”).  We also have certain contractual obligations including long-term debt, operating leases and employment contracts.  Other than the purchase of formerly leased land where Palace Station is located, there were no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

Future Development

The Federated Indians of Graton Rancheria

In April 2003, we entered into Development and Management Agreements with the FIGR pursuant to which we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California.  The FIGR selected us to assist it in designing, developing and financing the project and, upon opening, we will manage the facility on behalf of the FIGR.  The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 22% of the facility’s net income.  We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

The project is proposed to be located on a portion of approximately 2,000 acres at the intersection of Lakeville Road and Highway 37 in Sonoma County, California.  Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission ("NIGC").  No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received.  Prior to the receipt of such government and regulatory approvals, we likely will contribute significant credit support to the project.  As of June 30, 2003, we had approximately $11.3 million invested in the development of this project, primarily to secure real estate for future development.

Land Acquisition

We have acquired certain parcels of land in the Las Vegas valley and in Sacramento, California as part of our development activities.  Our decision whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations.  As many of these considerations are beyond our control, no assurances can be made that we will be able to secure additional, acceptable financing in order to proceed with any particular project.  As of June 30, 2003, we had $114.2 million of land held for development that consists primarily of five sites that are owned or leased, which comprise 183 acres in the Las Vegas valley and 98 acres in the Sacramento area near Thunder Valley.  In addition, we have options to purchase a total of 34 acres adjacent to one of the sites in the Las Vegas valley.  The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, consists of 73 acres.  In April 2003, we exercised our option to purchase 32 acres of land adjacent to 41 acres of land previously owned at the Durango site for $10.7 million.  The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas.  We are leasing (with an option to purchase) 34 acres of the site and hold an option to purchase the adjacent 34-acre parcel.  We also own a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215 and a 27-acre gaming-entitled parcel at the intersection of Boulder Highway and Nellis Boulevard.

In addition, in May 2003, we paid $57.9 million to complete the acquisition of approximately 70 acres of land in the Summerlin master-planned community in Las Vegas, Nevada.  The land is located on Charleston Boulevard at the Interstate 215/Charleston interchange, which is planned to be the future site of Red Rock Station.  The purchase price for the land was approximately $64 million.  In May 2003, we also purchased approximately 17 acres of land adjacent to Wild Wild West for $28.8 million.  This property currently includes approximately 270,000 square feet of office and warehouse space in a number of low-rise buildings.  The purchase price of both of these land purchases is included in property and equipment, net on our condensed consolidated balance sheets.

Regulation and Taxes

We are subject to extensive regulation by the Nevada gaming authorities, the National Indian Gaming Commission and tribal gaming agency of the UAIC and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future.  Changes in applicable laws or regulations could have a significant impact on our operations.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities.  From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry.  The Nevada legislature recently enacted various tax increases including raising the tax on gross gaming revenue from 6.25% to 6.75%.  In addition, a payroll tax was enacted as well as increases in the taxes on alcohol and cigarettes.  The various taxes go into affect at various points throughout the second half of 2003 and the Company anticipates that the annual impact of these new taxes and tax increases will be approximately $5 million.

We believe that all of our recorded tax balances are adequate.  However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law.  Such changes, if adopted, could have a material adverse effect on our operating results.

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

Nevada Power

We intend to exit the Nevada Power system effective October 1, 2003 and begin purchasing power from another supplier.  Final approval to exit the Nevada Power system is expected to be received in August 2003.  As a result, we anticipate that we will record a charge of approximately $4.6 million for deferred energy charges owed to Nevada Power in the third quarter of 2003.  There can be no assurance that the final approval to exit the Nevada Power system will be obtained in August or any time in the future.

Description of Certain Indebtedness and Capital Stock

Revolving Facility

In September 2002, we completed our $365.0 million revolving credit facility (the “Revolving Facility”).  The Revolving Facility contains no principal amortization and matures in September 2007.  The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets.  Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by us.  The margin above such rates, and the fee on the un-funded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility).  As of June 30, 2003, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.25%.  The maximum margin for Eurodollar Rate borrowings is 2.50%.  The maximum margin for Alternate Base Rate borrowings is 1.25%.  As of June 30, 2003, the fee for the unfunded portion of the Revolving Facility was 0.50%.

The Revolving Facility contains certain financial and other covenants.  These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter.  As of June 30, 2003, the Borrowers’ funded debt to Adjusted EBITDA ratio was 1.02 to 1.00 and the fixed charge coverage ratio was 2.80 to 1.00.  In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through June 30, 2003, which reduces to 5.00 to 1.00 on September 30, 2003 through June 30, 2005, to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006.  Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures.  As of June 30, 2003, our consolidated funded debt to Adjusted EBITDA ratio was 3.98 to 1.00.  We have pledged the stock of all of our major subsidiaries.

Senior and Senior Subordinated Notes

The indentures governing our senior subordinated notes (the “Notes”) and senior notes (the “Indentures”) contain certain customary financial and other covenants, which limit us and our subsidiaries’ ability to incur additional debt and to pay dividends.  At June 30, 2003, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.48 to 1.00.  The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00.  In the event that our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million.  The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures limits our ability to pay dividends on our capital stock.  The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company.  In addition, the indentures governing the Senior Notes contain substantially the same covenants as our senior subordinated notes as well as a limitation on liens we can incur.

During 2001, we entered into various interest rate swaps with members of our bank group to manage interest expense.  The interest rate swaps have converted a portion of our fixed-rate debt to a floating rate.  As of June 30, 2003, we had one remaining interest rate swap agreement with a total notional amount of $50.0 million in which we pay a floating rate at June 30, 2003 of approximately 3.65% and receive a fixed rate at June 30, 2003 of approximately 8.38%.  The interest rate swap terminates in 2008.  The net effect of all of the interest rate swaps resulted in a reduction in interest expense of $0.9 million and $3.0 million for the three months ended June 30, 2003 and 2002, respectively.  The net effect of all of our interest rate swaps resulted in a reduction in interest expense of $1.8 million and $6.2 million for the six months ended June 30, 2003 and 2002, respectively.

The interest rate swaps that we entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which allows for an assumption of no ineffectiveness.  As such, there is no income statement impact from changes in the fair value of the hedging instruments.  Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt.  In accordance with SFAS No. 133, we recorded assets of $5.2 million and $5.3 million as of June 30, 2003 and December 31, 2002, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

In December 2002, we terminated an interest rate swap with a notional amount of $100 million, which was due to terminate in 2010.  The interest rate swap was terminated at its market value and, as a result, we received approximately $9.5 million.  This interest rate swap was tied directly to the $375 million 93/4% senior subordinated notes.  The mark-to-market adjustment will be amortized as a reduction of interest expense over the original contract life of the interest rate swap and as of June 30, 2003 and December 31, 2002 the remaining balance of $8.8 million and $9.4 million, respectively, is included in long-term debt on our condensed consolidated balance sheets.

Green Valley Ranch Station Financing

Green Valley Ranch Station is owned by a 50/50 joint venture between us and GCR Gaming.  We are the managing partner of Green Valley Ranch Station and receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA, as defined in the operating agreement.  Management fees earned in connection with Green Valley Ranch Station were approximately $1.4 million and $1.1 million for the three months ended June 30, 2003 and 2002, respectively.  Management fees earned in connection with Green Valley Ranch Station were approximately $2.8 million and $2.2 million for the six months ended June 30, 2003 and 2002, respectively.

The joint venture financed Green Valley Ranch Station with a group of banks, and originally provided for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points.  The available borrowings have been reduced to $141.3 million as of June 30, 2003.  Green Valley Ranch Station has entered into an agreement to swap the majority of its floating rate to a fixed rate that will approximate 6.9% during the term of the loan.  The loan required a limited make-well of $44.0 million, if necessary (based on operating results of the property).  Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants.  The make-well is a joint and several obligation of each partner, with GCR Gaming’s obligation collateralized.  As of December 31, 2002, we have contributed approximately $0.6 million for obligations related to the make-well agreement and have not been required to make any payments in 2003.  The make-well agreement will terminate upon achieving a debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees of at least $42.0 million.  As of June 30, 2003, the debt to Adjusted EBITDA ratio was 3.23 to 1.00.  The outstanding balance of the Green Valley Ranch Station revolving credit facility as of June 30, 2003, was approximately $134.2 million.  In addition to the bank financing, Green Valley Ranch Station has secured equipment and other financing which had an outstanding balance of approximately $27.8 million as of June 30, 2003.

On December 31, 2001, Green Valley Ranch Station entered into an interest rate swap that is matched to a portion of its revolving facility, which terminates on December 29, 2006.  At June 30, 2003, the notional amount was $97.5 million, and decreases by varying amounts each quarter until it reaches $20.0 million on September 29, 2006 through the termination date.  In March 2002, Green Valley Ranch Station entered into an additional interest rate swap that terminates on March 28, 2007, and is matched to a portion of its equipment financing.  The notional amount of this interest rate swap at June 30, 2003, was $22.5 million and decreases by $1.5 million each quarter.  The interest rate swaps have converted a portion of Green Valley Ranch Station’s floating rate debt to a fixed rate.  As of June 30, 2003, Green Valley Ranch Station was paying a weighted average fixed rate of 4.33% on the interest rate swaps and was receiving a weighted average floating rate based on three-month LIBOR of 1.12%.  These interest rate swaps were also priced to have no value at inception.  As a result of the mark-to-market valuation of the interest rate swaps, we recorded approximately $2.1 million and $1.7 million as of June 30, 2003 and December 31, 2002, respectively, for our share of the Green Valley Ranch Station interest rate swaps in accumulated other comprehensive loss in our condensed consolidated balance sheets.

United Auburn Indian Community Financing

We have entered into a Development Services Agreement and a Management Agreement with the UAIC.  Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, we developed, with the UAIC, Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003.  On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC.  The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the United States Department of the Interior’s decision to accept the land into trust. Immediately following the District Court’s decision, the plaintiffs appealed the decision to the Washington, D.C. court of appeals and filed an emergency motion for stay of the District Court’s decision.  The court of appeals denied the plaintiffs’ emergency action.  The parties have filed briefs setting forth their arguments, and rebutting the other party’s arguments, concerning the issue on appeal.  On September 18, 2003, the court of appeals is scheduled to hear oral arguments on this matter.  Notwithstanding the denial of the plaintiffs’ emergency motion and the acceptance of the land into trust, there can be no assurances that the plaintiffs will not seek other extraordinary remedies and there can be no assurances as to the ultimate outcome of the plaintiffs’ pending appeal.  Our seven-year Management Agreement was approved by the National Indian Gaming Commission and expires in June 2010.  We receive a management fee equal to 24% of the facility’s net income, which totaled approximately $4.9 million for the 22-day period ended June 30, 2003.  We also receive a development fee equal to 2% of the cost of the project upon the opening of the facility, which totaled approximately $3.6 million, net of certain expenses, and is included in other operating revenues on our condensed consolidated statements of operations.

Thunder Valley has approximately 1,900 Class III slot machines and 90 table games, including a private VIP gaming area.  Upon final completion of the project, the facility will have numerous dining and entertainment amenities, including a center pit bar, three specialty restaurants, a 500-seat buffet, a food court and parking for over 4,000 vehicles.  Construction began on October 26, 2002, and the casino, center pit bar, buffet and food court opened on June 9, 2003.  The remainder of the facility is expected to be completed during 2003.  We also assisted the UAIC in obtaining $215.0 million of financing for the project through a group of lenders, and we provided an unlimited completion guaranty and credit support for all amounts outstanding under such financing.  Based on the current level of operating results of Thunder Valley, we expect the credit support to terminate in June 2004.  We have evaluated our obligations related to the completion guaranty in accordance with FASB Interpretation No. 45 and has determined that the fair value of the obligation is not material.  Prior to the completion of the financing, we advanced approximately $46.9 million to the UAIC for the development of Thunder Valley, of which approximately $36.8 million was repaid in June 2003.  Subsequent to June 30, 2003, we have been paid the remaining $10.1 million, which is included as a current receivable on our condensed consolidated balance sheets at June 30, 2003.  Our advances carried an interest rate of 10%.  The interest on our advances to the UAIC was approximately $4.8 million through June 2003 and is included in interest income in our condensed consolidated statements of operations.

Common Stock

We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 67,397,161 shares of which were issued and 10,114,387 shares of which were held in treasury as of June 30, 2003.  Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders.  Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below.  Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

On July 21, 2003, our Board of Directors declared a quarterly cash dividend of $0.125 per share.  The quarterly dividend will be approximately $7.5 million and is payable on September 4, 2003 to shareholders of record on August 14, 2003.

Preferred Stock

We are authorized to issue up to 5 million shares of our preferred stock, $0.01 par value per share of which none were issued.  The Board of Directors, without further action by the holders of our common stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly un-issued series of preferred stock.  Except as described above, our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of our common stock.  The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

Treasury Stock

During the six months ended June 30, 2003, we repurchased approximately 1.4 million shares of our common stock for approximately $24.9 million.  We are authorized to repurchase up to approximately 19.5 million shares of our common stock.  As of June 30, 2003, we had acquired approximately 10.1 million shares at a cost of approximately $134.3 million.

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

Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist.  We have not determined the effect, if any, that SFAS No. 149 will have on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted the standard on July 1, 2003.  We believe that this SFAS will not have a significant impact on our results of operations or financial position.

Forward-looking Statements

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development and acquisition projects, legal proceedings and employee matters.  Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements.  Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof.  We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

As of June 30, 2003, there were no material changes to the information previously reported under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

(b)                                 Changes in Internal Controls

We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed.  For the six months ended June 30, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

Part II - OTHER INFORMATION

Item 1.           Legal Proceedings

Station Casinos and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business.  As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs.

Poulos/Ahearn Litigation

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

Fitzgerald’s Sugar Creek Litigation

On December 20, 2000, the Company and Kansas City Station Corporation were named as defendants in an action styled Fitzgerald Sugar Creek, Inc. v. Kansas City Station Corp., et al., No. 00CV230480 (Circuit Court of Jackson County, Missouri).  The plaintiff alleges that the defendants are liable for unspecified actual and punitive damages and other relief, based on alleged tortuous interference with the plaintiff’s business expectancy of receiving a Missouri gaming license in the Kansas City metropolitan area.  The allegations of the petition appear to be based on the same issues involved in the investigation by the Missouri Gaming Commission related to activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri.  The plaintiff also alleges claims based on fraudulent concealment and civil conspiracy.  The Company and its subsidiary responded to this lawsuit on January 19, 2001 and moved to remove the case to bankruptcy court in Nevada.  On March 29, 2001, the United States Bankruptcy Court for the Western District of Missouri remanded the case to the Circuit Court of Jackson County, Missouri.  On April 19, 2001, defendants filed a motion to dismiss plaintiff’s petition.  On August 10, 2001, the Circuit Court (1) granted that motion to dismiss as to the civil conspiracy claim, and (2) denied that motion to dismiss as to the tortuous interference with business expectancy and fraudulent concealment claims.  On November 21, 2001, Philip Griffith and the City of Sugar Creek, Missouri (the “City”) were added as plaintiffs in this case.  The new plaintiffs also allege claims for tortuous interference with business expectancy and fraudulent concealment.  On December 17, 2001, defendants filed a motion to dismiss all of Griffith’s and the City’s claims.  On March 15, 2002, the Circuit Court denied that motion to dismiss in its entirety.  A trial date has been set for November 15, 2004.  While no assurances can be made with respect to any litigation, the Company believes that the plaintiff’s claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

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

Plattner Litigation

On May 2, 2003, the Company and one of its operating subsidiaries, Palace Station Hotel & Casino, Inc. (“Palace Station”), were named as defendants in a lawsuit seeking status as a class action brought by Dov Plattner in the Superior Court of Los Angeles County, California (Case No. CB295056).

The lawsuit seeks to recover for alleged breach of contract, fraud, negligent misrepresentation, breach of covenant of good faith and fair dealing, promissory fraud, unjust enrichment and violations of sections 17200 and 17500, et. seq. of the California Business and Professions Code, all in connection with energy and telephone surcharge fees imposed on Palace Station hotel guests.  The plaintiff is requesting unspecified actual and punitive damages, as well as injunctive and other relief.

The defendants have yet to file a response to the lawsuit.  While no assurances can be made with respect to any litigation, the Company believes that the plaintiff’s claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

Castillo Litigation

On May 14, 2003, the Company (as a nominal defendant only) and all of its executive officers and directors were named as defendants in a derivative action lawsuit, which also seeks status as a class action, brought by Bernard Castillo in the District Court of Clark County, Nevada (Case No. A467663).

The lawsuit alleges that (1) the director defendants breached their fiduciary duties by failing to make certain disclosures in the Company’s 2002 Proxy Statement regarding the sale by the Company of its subsidiary, Southwest Gaming Services, Inc. (“SGSI”), and regarding a proposal seeking shareholder approval of an amendment to the Company’s stock option plan; (2) the director defendants breached their fiduciary duties in approving the sale of SGSI and in recommending approval of the option plan amendment; and (3) the purchasers of SGSI and the recipients of certain benefits made possible by the option plan amendment were unjustly enriched.  The plaintiff is requesting unspecified actual damages, as well as injunctive and other relief.

On July 21, 2003, the defendants filed a motion to dismiss or, in the alternative, motion to stay all of the plaintiff’s claims.  A hearing on that motion to dismiss or, in the alternative, motion to stay is scheduled for September 29, 2003.  While no assurances can be made with respect to any litigation, the Company believes that the plaintiff’s claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

Item 2.           Changes in Securities and Use of Proceeds - None.

Item 3.           Defaults Upon Senior Securities - None.

Item 4.           Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 21, 2003.  At the meeting Lowell H. Lebermann, Jr. and Timothy N. Poster were re-elected to the Board of Directors to serve for a term of three years until the 2006 Annual Meeting of Stockholders.  The result of the stockholder vote for each nominee was as follows:

	In Favor	Withheld
Lowell H. Lebermann, Jr.	52,886,172	2,892,051
Timothy N. Poster	52,887,595	2,890,628

Lynette Boggs McDonald was elected by the Board of Directors to replace Timothy N. Poster who resigned from the Board of Directors on June 25, 2003.  In addition to the directors elected above, the following directors continued in office: Frank J. Fertitta III, Lorenzo J. Fertitta, Glenn C. Christenson, Delise F. Sartini, Blake L. Sartini and Dr. James E. Nave.

The stockholders also approved an amendment to the Company’s Stock Compensation Program to afford the Program Administrators discretion to extend the termination date of the Program, with 38,682,202 shares in favor, 13,927,102 shares opposed and 3,168,919 shares abstained.

Item 5. Other Information – None.

Item 6. Exhibits and Reports on Form 8-K

(a)                          Exhibits –

No. 4.1 – Amendment No. 2 to Amended and Restated Loan Agreement dated as of July 14, 2003.

No. 4.2 – Amendment No. 1 to Loan Agreement among the United Auburn Indian Community, as Borrower, Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, N.A., as Syndication Agent, dated as of July 23, 2003.

No. 10.1 – Executive Employment Agreement between Frank J. Fertitta III and the Company dated as of May 20, 2003.

No. 10.2 – Executive Employment Agreement between Lorenzo J. Fertitta and the Company dated as of May 20, 2003.

No. 10.3 – Executive Employment Agreement between Glenn C. Christenson and the Company dated as of May 20, 2003.

No. 10.4 – Executive Employment Agreement between Stephen L. Cavallaro and the Company dated as of May 20, 2003.

No. 10.5 – Executive Employment Agreement between William W. Warner and the Company dated as of May 20, 2003.

No. 10.6 – Executive Employment Agreement between Scott M Nielson and the Company dated as of May 20, 2003.

No. 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                         Reports on Form 8-K

On June 6, 2003, the Company filed a Current Report on Form 8-K dated June 4, 2003, reporting items listed under Item 9.

On June 27, 2003, the Company filed a Current Report on Form 8-K dated June 25, 2003, reporting items listed under Items 5 and 7.

On July 8, 2003, the Company filed a Current Report on Form 8-K dated July 8, 2003, reporting items listed under Item 5.

On July 23, 2003, the Company filed a Current Report on Form 8-K dated July 23, 2003, reporting items listed under Items 7 and 9.

On July 23, 2003, the Company filed a Current Report on Form 8-K dated July 23, 2003, reporting items listed under Items 5 and 7.

On July 29, 2003, the Company filed a Current Report on Form 8-K dated July 25, 2003, reporting items listed under Items 5 and 7.

On July 29, 2003, the Company filed a Current Report on Form 8-K dated July 29, 2003, reporting items listed under Items 5 and 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Station Casinos, Inc.,
Registrant

DATE: August 13, 2003	/s/ Glenn C. Christenson
Glenn C. Christenson,
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Principal Accounting Officer)