Form 10-Q
period 2003-09-30
STATION CASINOS INC
filed 2003-11-14
CIK 898660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Yes ☒         No ☐

Indicate by check mark whether the registrant is an accelerated filer.  Yes ☒  No ☐

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common stock, $0.01 par value	59,852,354

STATION CASINOS, INC.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2003	2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,024	$59,339
Receivables, net	24,323	15,423
Inventories	4,951	4,875
Prepaid gaming tax	14,715	13,260
Prepaid expenses	7,848	5,765
Deferred income tax	3,587	3,847
Total current assets	107,448	102,509

Property and equipment, net	1,138,909	1,046,051
Goodwill and other intangibles, net	166,485	167,498
Land held for development	120,020	102,205
Investments in joint ventures	83,525	75,209
Note receivable	—	34,487
Other assets, net	80,639	70,388
Total assets	$1,697,026	$1,598,347

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$—	$122
Accounts payable	11,635	8,534
Accrued payroll and related	24,372	25,666
Accrued interest payable	20,429	15,356
Accrued progressives	4,772	6,098
Accrued group insurance	3,480	6,761
Accrued expenses and other current liabilities	29,803	26,262
Total current liabilities	94,491	88,799

Long-term debt, less current portion	1,168,941	1,165,600
Deferred income tax, net	66,042	52,777
Other long-term liabilities, net	26,151	20,493
Total liabilities	1,355,625	1,327,669

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 69,767,126 and 66,689,773 shares issued	485	454
Treasury stock, 10,114,387 and 8,730,872 shares, at cost	(134,317)	(109,462)
Additional paid-in capital	363,582	316,714
Deferred compensation - restricted stock	(17,135)	(20,232)
Accumulated other comprehensive loss	(1,725)	(1,695)
Retained earnings	130,511	84,899
Total stockholders' equity	341,401	270,678
Total liabilities and stockholders' equity	$1,697,026	$1,598,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Operating revenues:
Casino	$157,637	$154,242	$479,890	$476,169
Food and beverage	32,692	31,738	98,542	97,988
Room	12,803	11,473	37,500	36,294
Other	11,618	10,328	35,035	30,688
Management fees	19,914	1,170	27,769	3,533
Gross revenues	234,664	208,951	678,736	644,672
Promotional allowances	(15,994)	(17,241)	(50,500)	(53,414)
Net revenues	218,670	191,710	628,236	591,258

Operating costs and expenses:
Casino	66,297	62,955	196,612	190,810
Food and beverage	22,089	18,944	62,901	58,165
Room	4,883	4,629	14,628	14,250
Other	4,061	4,357	11,650	11,947
Selling, general and administrative	42,236	41,797	120,532	121,242
Corporate expense	7,968	7,785	24,653	23,827
Development expense	2,859	—	2,859	—
Depreciation and amortization	18,397	17,657	54,575	54,850
Impairment loss	—	—	1,394	3,876
	168,790	158,124	489,804	478,967

Operating income	49,880	33,586	138,432	112,291
Earnings from joint ventures	4,875	2,754	14,788	7,832
Operating income and earnings from joint ventures	54,755	36,340	153,220	120,123

Other income (expense):
Interest expense	(22,681)	(24,939)	(70,758)	(72,820)
Interest and other expense from joint ventures	(1,570)	(1,605)	(4,416)	(4,739)
Interest income	8	16	4,867	96
Loss on early retirement of debt	—	(1,427)	—	(1,427)
Other	919	616	1,199	1,160
	(23,324)	(27,339)	(69,108)	(77,730)

Income before income taxes and cumulative effect of change in accounting principle	31,431	9,001	84,112	42,393

Income tax provision	(11,629)	(3,330)	(31,121)	(15,685)

Income before cumulative effect of change in accounting principle	19,802	5,671	52,991	26,708
Cumulative effect of change in accounting principle, net of applicable income tax benefit of $7,170	—	—	—	(13,316)
Net income	$19,802	$5,671	$52,991	$13,392

Basic and diluted earnings per common share:
Income before cumulative effect of change in accounting principle:
Basic	$0.34	$0.10	$0.92	$0.46
Diluted	$0.32	$0.09	$0.86	$0.44
Net income:
Basic	$0.34	$0.10	$0.92	$0.23
Diluted	$0.32	$0.09	$0.86	$0.22
Weighted average common shares outstanding:
Basic	58,634	57,888	57,762	57,822
Diluted	62,840	60,321	61,354	60,682

Dividends paid per common share	$0.125	$—	$0.125	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Cash flows from operating activities:
Net income	$52,991	$13,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,575	54,850
Amortization of debt discount and issuance costs	2,344	3,304
Impairment loss	1,394	3,876
Loss on early retirement of debt	—	1,427
Cumulative effect of change in accounting principle	—	20,486
Changes in assets and liabilities:
Receivables, net	(8,900)	1,946
Inventories and prepaid expenses	(3,614)	(935)
Deferred income tax	13,525	10,386
Accounts payable	3,101	(19,356)
Accrued expenses and other current liabilities	2,713	11,848
Other, net	(6,205)	(649)
Total adjustments	58,933	87,183
Net cash provided by operating activities	111,924	100,575
Cash flows from investing activities:
Capital expenditures	(141,539)	(15,637)
Note receivable	34,487	(6,011)
Purchase of land held for development	(18,571)	—
Proceeds from sale of land, property and equipment	4,258	12,300
Other, net	(14,291)	(10,915)
Net cash used in investing activities	(135,656)	(20,263)
Cash flows from financing activities:
Payments under bank facility with maturity dates less than three months, net	(50,100)	(48,100)
Borrowings under bank facility, maturity dates greater than three months	260,000	10,000
Payments under bank facility, maturity dates greater than three months	(205,000)	(40,000)
Principal payments on notes payable	(122)	(3,545)
Purchase of treasury stock	(24,855)	(5,811)
Proceeds from interest rate swap termination	—	5,842
Proceeds and tax benefit from exercise of stock options	45,397	3,992
Payment of dividends	(7,379)	—
Debt issuance costs	(585)	(3,437)
Other, net	(939)	131
Net cash provided by (used in) financing activities	16,417	(80,928)
Cash and cash equivalents:
Decrease in cash and cash equivalents	(7,315)	(616)
Balance, beginning of period	59,339	66,117
Balance, end of period	$52,024	$65,501
Supplemental cash flow disclosures:
Cash paid for interest, net of $2,035 and $2,065 capitalized	$63,626	$58,933
Cash paid (received) for income taxes, net	$1,558	$(546)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             Basis of Presentation

                Station Casinos, Inc. (the “Company”), a Nevada corporation, is a gaming and entertainment company that currently owns and operates eight major hotel/casino properties (one of which is 50% owned) and three smaller casino properties (one of which is 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe.  The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palace Station Hotel & Casino, Inc. (“Palace Station”), Boulder Station, Inc. (“Boulder Station”), Texas Station, LLC (“Texas Station”), Sunset Station, Inc. (“Sunset Station”), Santa Fe Station, Inc. (“Santa Fe Station”), Fiesta Station, Inc. (“Fiesta Rancho”), Lake Mead Station, Inc. (“Fiesta Henderson”), Wild Wild West Gambling Hall & Hotel (“Wild Wild West”) and Wildfire Casino (“Wildfire”).  The Company also owns a 50% interest in Barley’s Casino & Brewing Company (“Barley’s”) and Green Valley Ranch Gaming, LLC (“Green Valley Ranch Station”), and a 6.7% interest in the Palms Casino Resort, which are accounted for under the equity method.  The Company is the managing partner for both Barley’s and Green Valley Ranch Station.  In addition, the Company manages Thunder Valley Casino (“Thunder Valley”) in Sacramento, California on behalf of the United Auburn Indian Community (“UAIC”), which opened on June 9, 2003.  All significant intercompany accounts and transactions have been eliminated.

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

                The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made.  The results for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

                Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2002 have been reclassified to be consistent with the current year presentation.  These reclassifications had no effect on the previously reported net income.

2.                   Goodwill and Other Intangibles

                The Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, in June 2001.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142.  The Company implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 and will annually perform such test.  The Company will perform its annual impairment test for 2003 during the fourth quarter of 2003.  As a result of an independent third party appraisal, the Company recorded an impairment loss in the nine months ended September 30, 2002 of $13.3 million, net of the applicable tax benefit, related to the goodwill associated with the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in the Company’s condensed consolidated statements of operations.  Fiesta Rancho was purchased in early 2001, and there were no events or changes in circumstances (“triggering events”) during the course of 2001 that would have indicated the recoverability of the carrying amount of the property should be assessed.  As a result, there was no requirement to test for impairment under the provisions of SFAS No. 121, which was the primary literature regarding the impairment of an asset prior to the adoption of SFAS No. 142.  Also, in connection with the acquisition of Fiesta Rancho, the Company acquired the customer list and is amortizing it over five years.  The customer list was valued at $5.0 million at the time of the purchase and as of September 30, 2003, had a net book value of approximately $2.6 million.  The amortization expense related to the customer list for the three and nine months ended September 30, 2003 and 2002 was approximately $0.3 million and $0.9 million, respectively and is expected to remain the same in future periods until fully amortized.

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

	September 30,	December 31,
	2003	2002
	(unaudited)
Green Valley Ranch Station (50.0%)	$63,945	$55,685
Barley’s (50.0%)	2,832	2,740
Palms Casino Resort (6.7%)	16,748	16,784
Investments in joint ventures	$83,525	$75,209

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	September 30,	December 31,
	2003	2002
	(unaudited)
Current assets	$46,576	$45,607
Property and equipment and other assets, net	523,998	534,302
Current liabilities	53,377	58,380
Long-term debt and other liabilities	184,184	208,264
Stockholders’ equity	333,013	313,265

Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months		Nine months
	ended September 30,		ended September 30,
	2003	2002	2003	2002
Net revenues	$82,233	$70,215	$242,690	$199,532
Operating costs and expenses	68,401	57,989	194,389	171,441
Operating income	13,832	12,226	48,301	28,091
Interest and other expense, net	1,939	5,664	8,849	15,613
Net income	$11,893	$6,562	$39,452	$12,478

                The operating earnings from these joint ventures are shown as a separate line item on the Company’s condensed consolidated statements of operations after operating income. In addition, interest and other expense from these joint ventures are shown as a separate component under other income (expense) in the Company’s condensed consolidated statements of operations.  The following table identifies the total equity earnings from joint ventures (amounts in thousands, unaudited):

	Three months		Nine months
	ended September 30,		ended September 30,
	2003	2002	2003	2002
Operating earnings from joint ventures	$4,875	$2,754	$14,788	$7,832
Interest and other expense from joint ventures	(1,570)	(1,605)	(4,416)	(4,739)
Net earnings from joint ventures	$3,305	$1,149	$10,372	$3,093

                Green Valley Ranch Station

                Green Valley Ranch Station is owned by a 50/50 joint venture between the Company and GCR Gaming.  The joint venture financed Green Valley Ranch Station with a group of banks, and originally provided for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points.  The available borrowings have been reduced to $136.8 million as of September 30, 2003.  Green Valley Ranch Station has entered into an agreement to swap the majority of its floating rate to a fixed rate that will approximate 6.9% during the term of the loan.  The loan requires a limited make-well of $44.0 million, if necessary (based on operating results of the property).  Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants.  The make-well is a joint and several obligation of each partner, with GCR Gaming’s obligation collateralized.  As of December 31, 2002, the Company had contributed approximately $0.6 million for obligations related to the make-well agreement and has not been required to make any payments in 2003.  The make-well agreement will terminate upon achieving a debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees of at least $42.0 million.  As of September 30, 2003, the debt to Adjusted EBITDA ratio was 2.86 to 1.00.  The outstanding balance of the Green Valley Ranch Station revolving credit facility as of September 30, 2003, was approximately $129.2 million.  In addition to the bank financing, Green Valley Ranch Station has secured equipment and other financing which had an outstanding balance of approximately $26.0 million as of September 30, 2003.

                In October 2003, the Company announced a $110 million expansion at Green Valley Ranch Station.  The expansion will include 296 hotel rooms, 25,500 square feet of additional meeting space and an expanded spa facility.  Construction on the project is expected to begin in the fourth quarter of 2003 and is expected to be complete in the fourth quarter of 2004.  The expansion and the refinancing of existing debt are expected to be financed through a group of banks, Term B lenders and internally generated funds.  The financing is expected to contain similar covenants to the existing credit facility, including an extension of the current make-well agreement that will terminate upon achieving a post expansion debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00.

                On December 31, 2001, Green Valley Ranch Station entered into an interest rate swap that is matched to a portion of its revolving facility, which terminates on December 29, 2006.  At September 30, 2003, the notional amount was $93.0 million, and decreases by varying amounts each quarter until it reaches $20.0 million on September 29, 2006 through the termination date.  In March 2002, Green Valley Ranch Station entered into an additional interest rate swap that terminates on March 28, 2007, and is matched to a portion of its equipment financing.  The notional amount of this interest rate swap at September 30, 2003, was $21.0 million and decreases by $1.5 million each quarter.  The interest rate swaps have converted a portion of Green Valley Ranch Station’s floating rate debt to a fixed rate.  As of September 30, 2003, Green Valley Ranch Station was paying a weighted average fixed rate of 4.33% on the interest rate swaps and was receiving a weighted average floating rate based on three-month LIBOR of 1.16%.  These interest rate swaps were also priced to have no value at inception.  As a result of the mark-to-market valuation of the interest rate swaps, the Company recorded approximately $1.7 million as of September 30, 2003 and December 31, 2002, respectively, for its share of the Green Valley Ranch Station interest rate swaps in accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets.

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2003	2002	2003	2002
Thunder Valley	$18,213	$—	$23,077	$—
Green Valley Ranch Station	1,620	1,113	4,435	3,328
Barley’s	81	57	257	205
Total management fees	$19,914	$1,170	$27,769	$3,533

                                                                                                                                                                                                                                                                                   United Auburn Indian Community

                The Company has entered into a Development Services Agreement and a Management Agreement with the UAIC.  Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, the Company and the UAIC developed Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003.  On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC.  The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the United States Department of the Interior’s decision to accept the land into trust.  Immediately following the District Court’s decision, the plaintiffs appealed the decision to the Washington, D.C. court of appeals and filed an emergency motion for stay of the District Court’s decision.  The court of appeals denied the plaintiffs’ emergency action.  The parties have filed briefs setting forth their arguments, and rebutting the other party’s arguments, concerning the issue on appeal.  On September 18, 2003, the court of appeals heard oral arguments on this matter.  Notwithstanding the denial of the plaintiffs’ emergency motion and the acceptance of the land into trust, there can be no assurances that the plaintiffs will not seek other extraordinary remedies and there can be no assurances as to the ultimate outcome of the plaintiffs’ pending appeal.  The Company’s seven-year Management Agreement was approved by the National Indian Gaming Commission ("NIGC") and expires in June 2010.  The Company receives a management fee equal to 24% of the facility’s net income, which totaled approximately $18.2 million and $23.1 million for the three and nine months ended September 30, 2003, respectively.  The Company also received a development fee equal to 2% of the cost of the project upon the opening of the facility, which totaled approximately $0.8 million and $4.4 million, net of certain expenses, for the three and nine months ended September 30, 2003, respectively, and is included in other operating revenues on the Company’s condensed consolidated statements of operations.

                Thunder Valley has approximately 1,900 Class III slot machines and 111 table games, including a private VIP gaming area, a 500-seat bingo room, three specialty restaurants, a 500-seat buffet, a food court, a center pit bar and parking for over 4,000 vehicles.  Construction began on October 26, 2002, and the casino, center pit bar, buffet and food court opened on June 9, 2003.  The remainder of the facility opened at various points during 2003.  The Company also assisted the UAIC in obtaining $215.0 million of financing for the project through a group of lenders, with the Company providing an unlimited completion guaranty and credit support for all amounts outstanding under such financing.  Based on the current level of operating results of Thunder Valley, the Company expects the credit support to terminate in June 2004.  The Company has evaluated its obligations related to the completion guaranty in accordance with FASB Interpretation No. 45 and has determined that the fair value of the obligation is not material.  Prior to the completion of the financing, the Company advanced approximately $46.9 million to the UAIC for the development of Thunder Valley.  As of September 30, 2003, the entire balance has been repaid.  The Company’s advances carried an interest rate of 10%.  The interest on the Company’s advances to the UAIC was approximately $4.8 million and is included in interest income on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2003.

5.             Long-term Debt

                Long-term debt consists of the following (amounts in thousands):

	September 30,	December 31,
	2003	2002
	(unaudited)
Revolving credit facility, $365.0 million limit at September 30, 2003, due September 30, 2007, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (3.3% at September 30, 2003)	$182,100	$177,200
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008	400,000	400,000
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, net of unamortized discount of $1.1 million at September 30, 2003	373,856	373,769
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	199,900	199,900
Other long-term debt	—	122
Total long-term debt	1,155,856	1,150,991
Current portion of long-term debt	—	(122)
Market value of interest rate swaps	13,085	14,731
Total long-term debt, net	$1,168,941	$1,165,600

                Revolving Facility

                In September 2002, the Company completed its $365.0 million revolving credit facility (the “Revolving Facility”).  The Revolving Facility contains no principal amortization and matures in September 2007.  The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets.  Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company.  The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company’s combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility).  As of September 30, 2003, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%.  The maximum margin for Eurodollar Rate borrowings is 2.50%.  The maximum margin for Alternate Base Rate borrowings is 1.25%.  As of September 30, 2003, the fee for the unfunded portion of the Revolving Facility was 0.375%.

                The Revolving Facility contains certain financial and other covenants.  These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter.  As of September 30, 2003, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.86 to 1.00 and the fixed charge coverage ratio was 2.69 to 1.00.  In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.00 to 1.00 through June 30, 2005, which reduces to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006.  Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures.  As of September 30, 2003, the Company’s consolidated funded debt to Adjusted EBITDA ratio was 3.69 to 1.00.  The Company has pledged the stock of all of its major subsidiaries.

                Senior and Senior Subordinated Notes

                The indentures governing the Company’s senior subordinated notes (the “Notes”) and senior notes (the “Indentures”) contain certain customary financial and other covenants, which limit the Company and its subsidiaries’ ability to incur additional debt and to pay dividends.  At September 30, 2003, the Company’s Consolidated Coverage Ratio (as defined in the Indentures) was 2.69 to 1.00.  The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00.  In the event the Company’s Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company’s ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million.  The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures limits the Company’s ability to pay dividends on its capital stock.  The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a change of control and Rating Decline (each as defined in the Indentures) of the Company.  In addition, the indentures governing the senior notes contain substantially the same covenants as the Company’s senior subordinated notes as well as a limitation on liens the Company can incur.

                During 2001, the Company entered into various interest rate swaps with members of its bank group to manage interest expense.  The interest rate swaps have converted a portion of the Company’s fixed-rate debt to a floating rate.  As of September 30, 2003, the Company had one remaining interest rate swap agreement with a total notional amount of $50.0 million in which it pays a floating rate at September 30, 2003 of approximately 3.49% and receives a fixed rate at September 30, 2003 of approximately 8.38%.  The interest rate swap terminates in 2008.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $0.9 million and $2.9 million for the three months ended September 30, 2003 and 2002, respectively. The net effect of all of the interest rate swaps resulted in a reduction in interest expense of $2.7 million and $9.0 million for the nine months ended September 30, 2003 and 2002, respectively.

                The interest rate swaps that the Company entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which allows for an assumption of no ineffectiveness.  As such, there is no income statement impact from changes in the fair value of the hedging instruments.  Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt.  In accordance with SFAS No. 133, the Company recorded assets of $4.6 million and $5.3 million as of September 30, 2003 and December 31, 2002, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

                In December 2002, the Company terminated an interest rate swap with a notional amount of $100 million, which was due to terminate in 2010.  The interest rate swap was terminated at its market value and, as a result, the Company received approximately $9.5 million.  This interest rate swap was tied directly to the $375 million 9 3/4% senior subordinated notes.  The mark-to-market adjustment will be amortized as a reduction of interest expense over the original contract life of the interest rate swap and as of September 30, 2003 and December 31, 2002, the remaining balance of $8.5 million and $9.4 million, respectively, is included in long-term debt on the Company’s condensed consolidated balance sheets.

6.                   Stockholders’ Equity

                During the nine months ended September 30, 2003, the Company repurchased approximately 1.4 million shares of its common stock for approximately $24.9 million.  The Company is authorized to repurchase up to approximately 19.5 million shares of its common stock.  As of September 30, 2003, the Company had acquired 10.1 million shares at a cost of approximately $134.3 million.

                SFAS No. 130, “Reporting Comprehensive Income”, requires companies to disclose other comprehensive income and the components of such income.  Comprehensive income is the total of net income and all other non-stockholder changes in equity.  For the three and nine months ended September 30, 2003, the Company recorded its 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch Station as other comprehensive loss.  Comprehensive income was computed as follows (amounts in thousands, unaudited):

	Three months		Nine months
	ended September 30,		ended September 30,
	2003	2002	2003	2002
Net income	$19,802	$5,671	$52,991	$13,392
Mark-to-market valuation of interest rate swaps, net of tax	415	—	(30)	—
Comprehensive income	$20,217	$5,671	$52,961	$13,392

                The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands, unaudited):

	Three months		Nine months
	ended September 30,		ended September 30,
	2003	2002	2003	2002
Weighted average common shares outstanding (used in calculation of basic earnings per share)	58,634	57,888	57,762	57,822
Potential dilution from the assumed exercise of stock options	4,206	2,433	3,592	2,860
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	62,840	60,321	61,354	60,682

                On July 21, 2003 and October 1, 2003, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share.  On September 4, 2003, the Company paid a quarterly cash dividend of approximately $7.4 million to shareholders of record on August 14, 2003.  On December 4, 2003, the Company will pay its next quarterly cash dividend of approximately $7.5 million to shareholders of record on November 13, 2003.

7.                   Asset Impairment

                The Company recorded an impairment loss of $1.4 million and $3.9 million in the nine months ended September 30, 2003 and 2002, respectively.  The $1.4 million impairment loss in 2003 primarily related to the write off of the Company’s investment in a new slot product development.  The impairment of this asset was based upon a decision by the Company to no longer pursue the development of certain slot products.  As a result, all of the development costs that the Company had incurred were written off, as they were deemed to have no value.  The $3.9 million impairment loss in 2002 related to the write-down of certain assets related to the Company’s investments in an Internet, intra-state gaming platform and related technology.  In May 2002, the Nevada Gaming Commission communicated that it had general concerns regarding the security and reliability of Internet gaming platforms.  The impairment of these assets was based upon a decision by the Company to no longer pursue Nevada-based Internet gaming activities as a result of the uncertainty of regulatory approval of these types of activities.  As a result, all of the hardware, software and internal development costs that the Company had incurred were written off, as they were deemed to have no value.

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

                In August 2003, the Company and the FIGR entered into an option to purchase 360 acres of land just west of Rohnert Park’s city limits in Sonoma County, California.  The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from the 101 freeway and approximately 43 miles from San Francisco.  In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park.  Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC.  No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received.  Prior to the receipt of such government and regulatory approvals, the Company likely will contribute significant financial support to this project.  As of September 30, 2003, the Company had advanced approximately $12.7 million toward the development of this project, primarily to secure real estate for future development.  In addition, the Company will make approximately $10 million of payments upon achieving certain milestones, which will not be reimbursed. As of September 30, 2003, approximately $2 million of these payments have been made.

Gun Lake Tribe

            On November 13, 2003, the Company purchased a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”).  Concurrently with the Company’s purchase of that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Indian tribe commonly referred to as the Gun Lake Tribe (the “Tribe”), have entered into amended Development and Management Agreements, pursuant to which MPM will assist the Tribe in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan.

                The Company will pay $6.0 million for its 50% interest in MPM payable upon achieving certain milestones.  An additional $12.0 million in total may be paid by the Company in years six and seven of the Management Agreement, subject to certain contingencies.

                Under the terms of the amended Development Agreement, the Company has agreed to arrange for  the financing for the ongoing development costs and construction of the project. Prior to obtaining financing for the project, the Company expects to advance $10 million to $15 million to the Tribe for the acquisition of land and other development costs. Although no firm construction budget has been established, the Company expects that the total cost of the development and construction of the project would be less than $200 million. Funds advanced by the Company are expected to be repaid with the proceeds of the project financing or from the Tribe’s gaming revenues. The amended Management Agreement has a term of seven years and provides for a management fee of 30% of the project’s net income to be paid to MPM.  Pursuant to the terms of the MPM Operating Agreement, the Company’s portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

                The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan.  As currently contemplated, the project would include up to 2,500 slot machines, 75 table games, a buffet, specialty restaurants and an entertainment venue.  Construction of the project includes the conversion of an existing 192,000 square foot building into the entertainment facility.  Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Michigan, the United States Department of the Interior accepting the land into trust on behalf of the Tribe and approval of the Management Agreement by the NIGC.  No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received.  Prior to the receipt of such governmental and regulatory approvals, the Company will contribute significant financial support to the project.

                Land Held for Development

                The Company has acquired certain parcels of land in the Las Vegas valley and in Sacramento, California as part of its development activities.  The Company’s decision whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations.  As many of these considerations are beyond the Company’s control, no assurances can be made that it will be able to secure additional, acceptable financing in order to proceed with any particular project.  As of September 30, 2003, the Company had $120.0 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 182 acres in the Las Vegas valley and 188 acres in the Sacramento area near Thunder Valley.  In addition, the Company has options to purchase a total of 34 acres adjacent to one of the sites in the Las Vegas valley.  The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, consists of 72 acres.  In April 2003, the Company exercised its option to purchase 32 acres of land adjacent to 41 acres of land previously owned at the Durango site for $10.7 million.  The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas.  The Company is leasing (with an option to purchase) 34 acres of the site and holds an option to purchase the adjacent 34-acre parcel.  The Company also owns a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215 and a 27-acre gaming-entitled parcel at the intersection of Boulder Highway and Nellis Boulevard.  The Company also purchased approximately 90 acres of land which is adjacent to the 98 acres previously purchased near Thunder Valley for approximately $4.2 million in September 2003.

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

9.                   Stock-Based Employee Compensation

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2003	2002	2003	2002
Net income:
As reported	$19,802	$5,671	$52,991	$13,392
Stock-based compensation expense reported in net income	174	116	521	116
Stock-based compensation expense under fair value method	(2,284)	(1,224)	(6,211)	(3,671)
Pro forma net income	$17,692	$4,563	$47,301	$9,837

Earnings per common share:
Basic — as reported	$0.34	$0.10	$0.92	$0.23
Basic — pro forma	$0.30	$0.08	$0.82	$0.17

Diluted — as reported	$0.32	$0.09	$0.86	$0.22
Diluted — pro forma	$0.28	$0.08	$0.77	$0.16

                Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

10.                Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003.  The deferral will require that public companies adopt the provisions of FIN 46 at the end of periods ending after December 15, 2003.  The Company has not yet determined that all entities acquired after February 1, 2003 are not variable interest entities and that FIN 46 will not have a significant impact on its results of operations or financial position.

                In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist.  The Company has determined that SFAS No. 149 will not have a significant impact on its results of operations or financial position.

                In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS No. 150 to non-controlling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150.  The FASB decided to defer the application of FASB No. 150 to these non-controlling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these non-controlling interests.  The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have a significant impact on its results of operations or financial position.

11.                Other

                Cash Transaction Reporting Violations

                In April 2003, the Company became aware of violations of certain gaming regulations regarding the reporting of certain cash transactions.  The Company self-reported these violations to the Nevada State Gaming Control Board.  The Company, along with the Nevada State Gaming Control Board, is investigating the violations.  The Company is currently unable to determine the amount of fines or extent of sanctions, if any, which may be levied by the Nevada State Gaming Control Board or the Federal Government.  Costs incurred in connection with the Company's internal investigation related to this matter totaled approximately $0.5 million as of September 30, 2003.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

                Overview

The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2003	2002	change	2003	2002	change
Net revenues-total	$218,670	$191,710	14.1%	$628,236	$591,258	6.3%
Major Las Vegas Operations (a)	191,236	186,112	2.8%	577,793	573,079	0.8%
Management fees (b)	19,914	1,170	1,602.1%	27,769	3,533	686.0%
Other Operations and Corporate (c)	7,520	4,428	69.8%	22,674	14,646	54.8%

Operating income (loss)—total	$49,880	$33,586	48.5%	$138,432	$112,291	23.3%
Major Las Vegas Operations (a)	40,867	41,794	(2.2)%	138,670	139,470	(0.6)%
Management fees (b)	19,914	1,170	1,602.1%	27,769	3,533	686.0%
Other Operations and Corporate (c)	(10,901)	(9,378)	(16.2)%	(28,007)	(30,712)	8.8%

Cash flows provided by (used in):
Operating activities	$38,103	$31,983	19.1%	$111,924	$100,575	11.3%
Investing activities	(11,337)	(14,930)	24.1%	(135,656)	(20,263)	(569.5)%
Financing activities	(36,978)	(14,646)	(152.5)%	16,417	(80,928)	120.3%

(a)	The Major Las Vegas Operations include the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho and Fiesta Henderson.
(b)	Includes management fees from Thunder Valley (since June 9, 2003), Green Valley Ranch Station and Barley’s.
(c)	Other Operations and Corporate includes the wholly owned properties of Wild Wild West and Wildfire (since January 27, 2003), and Corporate and Development expense.

                                                Results of Operations

Consolidated net revenues for the three months ended September 30, 2003 increased 14.1% to $218.7 million as compared to $191.7 million for the three months ended September 30, 2002.  The increase in net revenues was due primarily to management fees of approximately $18.2 million from Thunder Valley, which opened on June 9, 2003, as well as an increase in net revenues from our Major Las Vegas Operations.

Consolidated net revenues for the nine months ended September 30, 2003 increased 6.3% to $628.2 million as compared to $591.3 million for the nine months ended September 30, 2002.  The increase in net revenues was due primarily to management fees of approximately $23.1 million from Thunder Valley, which opened on June 9, 2003, and development fees, net of certain expenses, of approximately $4.4 million, which are included in other operating revenues on our condensed consolidated statements of operations.

                Our operating income was impacted by certain charges and credits that affect the ability to analyze comparisons to prior periods.  The following table identifies these charges/credits (dollars in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Operating income	$49,880	$33,586	$138,432	$112,291
Operating margin	22.8%	17.5%	22.0%	19.0%
Certain charges/credits:
Thunder Valley development fee	(810)	—	(4,407)	—
Harrah’s patent litigation costs	—	1,122	1,793	1,122
Development expense	2,859	—	2,859	—
Impairment loss	—	—	1,394	3,876
Write off of investment in a restaurant at Green Valley Ranch Station (50%)	—	—	—	701
Insurance proceeds	—	—	—	(1,580)
Asset reserves and restructuring charges	—	—	—	876
Operating income, excluding certain charges/credits	$51,929	$34,708	$140,071	$117,286
Operating margin, excluding certain charges/credits	23.7%	18.1%	22.3%	19.8%

Consolidated operating income, excluding certain charges/credits, increased 49.6% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.  Consolidated operating income, excluding certain charges/credits, increased 19.4% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  This increase is primarily due to our management fees of approximately $18.2 million and $23.1 million from Thunder Valley for the three and nine months, respectively.  Our consolidated operating margin, excluding certain charges/credits, increased 5.6 and 2.5 percentage points over the same three- and nine-month periods.

The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2003	2002	Change	2003	2002	Change
Casino revenues	$157,637	$154,242	2.2%	$479,890	$476,169	0.8%
Casino expenses	66,297	62,955	5.3%	196,612	190,810	3.0%
Margin	57.9%	59.2%		59.0%	59.9%

Food and beverage revenues	$32,692	$31,738	3.0%	$98,542	$97,988	0.6%
Food and beverage expenses	22,089	18,944	16.6%	62,901	58,165	8.1%
Margin	32.4%	40.3%		36.2%	40.6%

Room revenues	$12,803	$11,473	11.6%	$37,500	$36,294	3.3%
Room expenses	4,883	4,629	5.5%	14,628	14,250	2.7%
Margin	61.9%	59.7%		61.0%	60.7%

Other revenues	$11,618	$10,328	12.5%	$35,035	$30,688	14.2%
Other expenses	4,061	4,357	(6.8)%	11,650	11,947	(2.5)%

Management fees	$19,914	$1,170	1,602.1%	$27,769	$3,533	686.0%

Selling, general and administrative expenses	$42,236	$41,797	1.1%	$120,532	$121,242	(0.6)%
Percent of net revenues	19.3%	21.8%		19.2%	20.5%

Corporate expense	$7,968	$7,785	2.4%	$24,653	$23,827	3.5%
Percent of net revenues	3.6%	4.1%		3.9%	4.0%

Earnings from joint ventures	$4,875	$2,754	77.0%	$14,788	$7,832	88.8%

Casino.  Casino revenues increased 2.2% to $157.6 million for the three months ended September 30, 2003 as compared to $154.2 million for the three months ended September 30, 2002.  The increase in casino revenues is primarily due to the overall population growth in the Las Vegas valley, as well as Jumbo Jackpot, which we introduced in April 2003.  Casino expenses increased 5.3% to $66.3 million for the three months ended September 30, 2003 as compared to $63.0 million for the three months ended September 30, 2002.  The increase in casino expenses is due primarily to marketing expenses related to Jumbo Jackpot.  The casino profit margin decreased 1.3 percentage points over the same three-month period.

Casino revenues increased 0.8% to $479.9 million for the nine months ended September 30, 2003 as compared to $476.2 million for the nine months ended September 30, 2002.  The increase is due to Jumbo Jackpot, which we introduced in April 2003.  The increase in casino revenues was partially offset by a short-term slowdown in our business during the first part of 2003, as our customers were distracted by the events leading up to and including the war in Iraq.  Casino expenses increased 3.0% to $196.6 million for the nine months ended September 30, 2003 as compared to $190.8 million for the nine months ended September 30, 2002.  The increase in casino expenses is due primarily to marketing expenses related to Jumbo Jackpot.  The casino profit margin decreased 0.9 percentage points over the same nine-month period.

                Food and Beverage.  Food and beverage revenues increased 3.0% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.  Food covers increased 13.0% and the average guest check declined 8.6% for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002.  The increase in food and beverage revenues and food covers was due to a decrease in buffet prices, which were implemented as part of a short-term marketing program.  The increase in food covers was the result of the price reduction, as well as an aggressive marketing campaign promoting the buffet.  The decrease in the average guest check was primarily a result of selected menu price reductions, primarily in the buffet.  Food and beverage expenses increased 16.6% for the three months ended September 30, 2003 as compared to the three months ended September 30,

2002, primarily due to increases in selected food cost items.  The food and beverage net profit margin decreased by 7.9 percentage points over the same three-month period.

Food and beverage revenues increased slightly by 0.6% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  Food covers increased 6.4% and the average guest check declined 6.2% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.  Food and beverage revenues increased due to a decrease in buffet prices, which caused an increase in food covers, but were partially offset by the same issues discussed above related to the war in Iraq.  The decrease in the average guest check was primarily a result of selected menu price reductions, primarily in the buffet.  Food and beverage expenses increased 8.1% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, primarily due to increases in selected food cost items as well as payroll increases.  The food and beverage net profit margin decreased by 4.4 percentage points over the same nine-month period.

                Room.  Room revenues increased 11.6% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.  Room occupancy increased to 93% for the three months ended September 30, 2003 as compared to 90% for the three months ended September 30, 2002, while the average daily room rate increased to $50 from $47 over the same period.

                Room revenues increased 3.3% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  Room occupancy increased to 94% for the nine months ended September 30, 2003 as compared to 91% for the nine months ended September 30, 2002, while the average daily room rate declined to $49 from $50 over the same period due to room rate reductions designed to increase occupancy percentage previous to and during the war in Iraq.

Other.  Other revenues primarily include income from the gift shops, bowling, entertainment, leased outlets and arcades, as well as our development fee from Thunder Valley.  Other revenues increased 12.5% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.  This increase was due primarily to our development fee from Thunder Valley of $0.8 million, which was received upon the opening of the bingo room and two restaurants in the third quarter of 2003, as well as $0.6 million in lease income from an industrial business center, located adjacent to the Wild Wild West, which we purchased in the second quarter of 2003.

Other revenues increased 14.2% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.  This increase was due to our development fee from Thunder Valley of $4.4 million, net of certain expenses and $0.9 million in rental income from the industrial business center mentioned above.  The increase was partially offset by insurance proceeds of $1.6 million that we received in the first quarter of 2002.

                Management Fees.  We manage Thunder Valley on behalf of the United Auburn Indian Community (“UAIC”) and receive a management fee equal to 24% of net income.  We are the managing partner for both Green Valley Ranch Station and Barley’s and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch Station and 10% of EBITDA from Barley’s.  For the three months ended September 30, 2003, management fees increased to approximately $19.9 million as compared to $1.2 million for the three months ended September 30, 2002.  For the nine months ended September 30, 2003, management fees increased to approximately $27.8 million as compared to $3.5 million for the nine months ended September 30, 2002.  The increase in both periods is directly related to $18.2 million and $23.1 million of management fees from Thunder Valley for the three- and nine-month periods ended September 30, 2003, respectively, as well as improved results at Green Valley Ranch Station.

                Selling, General and Administrative (“SG&A”).  SG&A expenses increased 1.1% to $42.2 million for the three months ended September 30, 2003 as compared to $41.8 million for the three months ended September 30, 2002.  The increase in SG&A expenses was due to $0.5 million in costs related to an internal investigation of potential violations of Regulation 6A regarding cash transaction reporting (see “Regulation and Taxes”).  SG&A as a percentage of net revenues, decreased to 19.3% for the three months ended September 30, 2003 as compared to 21.8% for the three months ended September 30, 2002.  A large portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A to net revenues decreased.

SG&A expenses decreased 0.6% to $120.5 million for the nine months ended September 30, 2003 as compared to $121.2 million for the nine months ended September 30, 2002.  The decrease in SG&A expenses is primarily a result of certain asset reserves and restructuring charges incurred of approximately $0.9 million in the first quarter of 2002, which were partially offset by $0.5 million in costs related to an internal investigation of potential violations of Regulation 6A regarding cash transaction reporting.  SG&A as a percentage of net revenues, decreased to 19.2% for the nine months ended September 30, 2003 as compared to 20.5% for the nine months ended September 30, 2002.  A large portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A to net revenues decreased.

                Corporate Expense.  Corporate expense increased 2.4% to $8.0 million for the three months ended September 30, 2003 as compared to $7.8 million for the three months ended September 30, 2002, due to employer taxes on stock option exercises of approximately $0.7 million.  This increase was offset by Harrah’s patent litigation costs of approximately $1.1 million incurred during the three months ended September 30, 2002.  Corporate expense as a percentage of net revenues decreased to 3.6% for the three months ended September 30, 2003 as compared to 4.1% for the three months ended September 30, 2002.

Corporate expense increased 3.5% to $24.7 million for the nine months ended September 30, 2003 as compared to $23.8 million for the nine months ended September 30, 2002.  This increase was due to an increase in Harrah’s patent litigation costs of approximately $0.7 million (see “Legal Proceedings”) and employer taxes on stock option exercises of approximately $0.7 million.  Corporate expense as a percentage of net revenues decreased to 3.9% in the nine months ended September 30, 2003 as compared to 4.0% in the nine months ended September 30, 2002.

                Development expense.  Development expenses for the three and nine months ended September 30, 2003 were approximately $2.9 million.  We have increased our development resources in an effort to identify potential gaming opportunities, with an emphasis on expanding our management of Native American casinos.  We expense all development costs which will ultimately not be reimbursed, such as payroll, travel and legal expenses.  Included in development expense for the three and nine months ended September 30, 2003, is approximately $2.2 million of costs related to the Graton Rancheria project (see “Future Development”).

                Depreciation and Amortization.  Depreciation and amortization increased 4.2% in the three months ended September 30, 2003 to $18.4 million as compared to $17.7 million in the three months ended September 30, 2002.  This increase was due primarily to capital spent in 2003 and the addition of new restaurants at Santa Fe Station and Fiesta Henderson during 2003.

Depreciation and amortization decreased slightly by 0.5% in the nine months ended September 30, 2003 to $54.6 million as compared to $54.9 million in the nine months ended September 30, 2002.  This decrease was due in part to a portion of the original equipment at Texas Station and Sunset Station having been fully depreciated during the third quarter of 2002, which was partially offset by the capital spent in 2003 and the addition of new restaurants at Santa Fe Station and Fiesta Henderson during 2003.

                Impairment Loss.  We recorded an impairment loss of $1.4 million in the nine months ended September 30, 2003 primarily related to the write off of our investment in a new slot product development.  The impairment of this asset was based upon our decision to no longer pursue the development of certain slot products.  As a result, all of the development costs that we had incurred were written off, as they were deemed to have no value.

                We recorded an impairment loss of $3.9 million in the nine months ended September 30, 2002 related to the write-down of certain assets related to our investments in an Internet, intra-state gaming platform and related technology.  In May 2002, the Nevada Gaming Commission communicated that it had general concerns regarding the security and reliability of Internet gaming platforms.  The impairment of these assets was based upon our decision to no longer pursue Nevada-based Internet gaming activities as a result of the uncertainty of regulatory approval of these types of activities.  As a result, all of the hardware, software and internal development costs that we had incurred were written off, as they were deemed to have no value.

                Earnings from Joint Ventures.  We own a 50% interest in Green Valley Ranch Station and Barley’s, and a 6.7% interest in the Palms Casino Resort.  For the three months ended September 30, 2003, we recorded approximately $4.9 million as our share of the earnings from these joint ventures as compared to approximately $2.8 million for the three months ended September 30, 2002.  For the nine months ended September 30, 2003, we recorded approximately $14.8 million as our share of the earnings from these joint ventures as compared to approximately $7.8 million for the nine months ended September 30, 2002.  The increase in earnings from joint ventures is primarily a result of the improved results at Green Valley Ranch Station.

                Interest Expense.  Interest costs incurred (expensed and capitalized) decreased 3.6% to $24.0 million for the three months ended September 30, 2003, from $24.9 million for the three months ended September 30, 2002.  The decrease in interest cost is partially a result of a decrease in our average cost of debt, excluding the interest rate swaps, to 8.10% for the three months ended September 30, 2003, from 9.10% for the three months ended September 30, 2002, while our long-term debt increased $5.4 million from September 30, 2002 to September 30, 2003.  The decrease in interest costs was also affected somewhat by our interest rate swaps that have converted a portion of our fixed-rate debt to a floating rate.  The net effect of the interest rate swaps resulted in a reduction in interest expense of approximately $0.9 million in the three months ended September 30, 2003 as compared to a reduction of interest expense of approximately $2.9 million in the three months ended September 30, 2002.

Interest costs incurred (expensed and capitalized) decreased 2.8% to $72.8 million for the nine months ended September 30, 2003, from $74.9 million for the nine months ended September 30, 2002.  The decrease in interest cost is partially a result of a decrease in our average cost of debt, excluding the interest rate swaps, to 8.12% for the nine months ended September 30, 2003, from 9.04% for the nine months ended September 30, 2002, while our long-term debt increased $5.4 million from September 30, 2002 to September 30, 2003.  The decrease in interest costs was also affected somewhat by our interest rate swaps that have converted a portion of our fixed-rate debt to a floating rate.  The net effect of the interest rate swaps resulted in a reduction in interest expense of approximately $2.7 million in the nine months ended September 30, 2003 as compared to a reduction of interest expense of approximately $9.0 million in the nine months ended September 30, 2002.

                Interest and Other Expense from Joint Ventures.  For the three months ended September 30, 2003 and 2002, we recorded $1.6 million in interest and other expense related to our unconsolidated joint ventures.  For the nine months ended September 30, 2003 and 2002, we recorded $4.4 million and $4.7 million, respectively in interest and other expense related to our unconsolidated joint ventures.

                Interest Income.  During the nine months ended September 30, 2003, we recorded $4.8 million in interest income on our advances to the UAIC for development of Thunder Valley (see “Description of Certain Indebtedness and Capital Stock — United Auburn Indian Community Financing”).

                Change in Accounting Principle.  The Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, in June 2001.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142.  We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 and will annually perform such test.  We will perform our annual impairment test for 2003 during the fourth quarter of 2003.  As a result of an independent third party appraisal, we recorded an impairment loss in the nine months ended September 30, 2002 of $13.3 million, net of the applicable tax benefit, related to the goodwill associated with our acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in our condensed consolidated statements of operations.

                Liquidity and Capital Resources

                During the nine months ended September 30, 2003, we generated cash flows from operating activities of $111.9 million.  In addition, we received approximately $39.3 million from Thunder Valley for the partial repayment and interest on our advances to the UAIC, approximately $26.2 million from the exercise of stock options and approximately $4.3 million from the sale of land, property and equipment.  At September 30, 2003, we had total available borrowings of $365.0 million under the Revolving Facility, of which $182.1 million was outstanding.  We had $52.0 million in cash and cash equivalents as of September 30, 2003.

                During the nine months ended September 30, 2003, total capital expenditures were $141.5 million, of which approximately $57.9 million was for the remaining balance of the purchase price for approximately 70 acres of land at Charleston Boulevard and Interstate 215 (see “Future Development”), approximately $28.8 million was for the purchase of approximately 17 acres of land near Wild Wild West, approximately $7.1 million was related to the purchase of the Wildfire Casino, approximately $5.3 million was for the purchase of approximately 13 acres of land, formerly leased, where Palace Station is located, approximately $3.6 million was related to the addition of two new restaurants at Santa Fe Station, approximately $1.5 million was related to the addition of a new restaurant at Fiesta Henderson, approximately $26.8 million was for maintenance capital expenditures and approximately $10.5 million was for various other projects.  In addition to capital expenditures, we paid approximately $12.7 million in advances to the Federated Indians of Graton Rancheria (“FIGR”) primarily to secure real estate for future development (see “Future Development”), exercised an option to purchase 32 acres of land in Southwest Las Vegas, adjacent to 41 acres of land previously owned (the “Durango Site”), for approximately $10.7 million, paid approximately $7.4 million in common stock dividends, purchased approximately 90 acres of land near Thunder Valley for approximately $4.2 million and purchased approximately 1.4 million shares of our common stock for approximately $24.9 million.

                Our primary cash requirements for the remainder of 2003 are expected to include (i) approximately $7.5 million for the payment of common stock dividends, (ii) approximately $15 million for maintenance and other capital expenditures, (iii) additional advances to the FIGR for future development of the Graton Rancheria project, (iv) principal and interest payments on indebtedness, (v) other strategic land purchases throughout the Las Vegas area and (vi) opportunistic repurchases of our common stock.  In addition, we have in the past, and may in the future, make acquisitions, complete master-planned expansions, complete other development projects and enter into joint ventures.  While we have not entered into any agreement with respect to any such future acquisition or joint venture other than as disclosed in this report, our capital requirements during the remainder of 2003 may include amounts necessary to permit us to pursue such expansion activities.

                Our primary cash requirements for 2004 are expected to include (i) approximately $30 million for the payment of common stock dividends, (ii) approximately $35 million for maintenance and other capital expenditures, (iii) approximately $33 million for the accelerated purchase of ticket-in, ticket-out slot machines, (iv) additional advances to the FIGR for development of the Graton Rancheria project, (v) advances to the Gun Lake Tribe for the development of their project (see "Future Development"), (vi) principal and interest payments on indebtedness, (vii) other strategic land purchases throughout the Las Vegas area and (viii) opportunistic repurchases of our common stock.

                We believe that cash flows from operations, borrowings under our Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2003 and 2004.  However, we are continually evaluating our financing needs.  If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see “Description of Certain Indebtedness and Capital Stock”) and other applicable agreements.

                Off Balance Sheet Arrangements

                As of September 30, 2003, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include a limited make-well agreement for $42.8 million as of September 30, 2003, related to the financing at Green Valley Ranch Station (see “Description of Certain Indebtedness and Capital Stock — Green Valley Ranch Station Financing”), a make-well agreement for an undetermined amount and completion guaranty related to the financing of Thunder Valley (see “ Description of Certain Indebtedness and Capital Stock - United Auburn Indian Community Financing”) and an interest rate swap with a notional amount of $50.0 million (see “Description of Certain Indebtedness and Capital Stock — Senior and Senior Subordinated Notes”).  We also have certain contractual obligations including long-term debt, operating leases and employment contracts.  Other than the purchase of formerly leased land where Palace Station is located, there were no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

                In August 2003, we and the FIGR entered into an option to purchase 360 acres of land just west of Rohnert Park’s city limits in Sonoma County, California.  The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from the 101 freeway and approximately 43 miles from San Francisco.  In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park.  Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (“NIGC”).  No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received.  Prior to the receipt of such government and regulatory approvals, we likely will contribute significant financial support to the project.  As of September 30, 2003, we had advanced approximately $12.7 million toward the development of this project, primarily to secure real estate for future development.  In addition, we will make approximately $10 million of payments upon achieving certain milestones, which will not be reimbursed.  As of September 30, 2003, approximately $2 million of these payments have been made.

                Gun Lake Tribe

                On November 13, 2003, we purchased a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”).  Concurrently with our purchase of that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Indian tribe commonly referred to as the Gun Lake Tribe (the “Tribe”), have entered into amended Development and Management Agreements, pursuant to which MPM will assist the Tribe in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan.

                We will pay $6.0 million for our 50% interest in MPM payable upon achieving certain milestones.  We may pay an additional $12.0 million in total in years six and seven of the Management Agreement, subject to certain contingencies.

Under the terms of the amended Development Agreement, we have agreed to arrange for the financing for the ongoing development costs and construction of the project. Prior to obtaining financing for the project, we expect to advance $10 million to $15 million to the Tribe for the acquisition of land and other development costs. Although no firm construction budget has been established, we expect that the total cost of the development and construction of the project would be less than $200 million. Funds advanced by us are expected to be repaid with the proceeds of the project financing or from the Tribe’s gaming revenues. The amended Management Agreement has a term of seven years and provides for a management fee of 30% of the project’s net income to be paid to MPM.  Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximatey 25 miles north of Kalamazoo, Michigan.  As currently contemplated, the project would include up to 2,500 slot machines, 75 table games, a buffet, specialty restaurants, and an entertainment venue.  Construction of the project includes the conversion of an existing 192,000 square foot building into the entertainment facility.    Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Michigan, the United States Department of the Interior accepting the land into trust on behalf of the Tribe and approval of the Management Agreement by the NIGC.  No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received.  Prior to the receipt of such governmental and regulatory approvals, we will contribute significant financial support to the project.

                Land Acquisition

                We have acquired certain parcels of land in the Las Vegas valley and in Sacramento, California as part of our development activities.  Our decision whether to proceed with any new gaming opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations.  As many of these considerations are beyond our control, no assurances can be made that we will be able to secure additional, acceptable financing in order to proceed with any particular project.  As of September 30, 2003, we had $120.0 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 182 acres in the Las Vegas valley and 188 acres in the Sacramento area near Thunder Valley.  In addition, we have options to purchase a total of 34 acres adjacent to one of the sites in the Las Vegas valley.  The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, consists of 72 acres.  In April 2003, we exercised our option to purchase 32 acres of land adjacent to 41 acres of land previously owned at the Durango site for $10.7 million.  The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas.  We are leasing (with an option to purchase) 34 acres of the site and hold an option to purchase the adjacent 34-acre parcel.  We also own a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215 and a 27-acre gaming-entitled parcel at the intersection of Boulder Highway and Nellis Boulevard.  We also purchased approximately 90 acres of land which is adjacent to the 98 acres previously purchased near Thunder Valley for approximately $4.2 million in September 2003.

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

                The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities.  From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry.  The Nevada legislature recently enacted various tax increases, which raised the tax on gross gaming revenue from 6.25% to 6.75%.  In addition, a payroll tax was enacted as well as increases in the taxes on alcohol and cigarettes.  The various taxes went into affect at various points throughout the second half of 2003 and the Company anticipates that the annual impact of these new taxes and tax increases will be approximately $5 million.

                We believe that all of our recorded tax balances are adequate.  However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law.  Such changes, if adopted, could have a material adverse effect on our operating results.

                Cash Transaction Reporting Violations

                In April 2003, we became aware of violations of certain gaming regulations regarding the reporting of certain cash transactions.  We self-reported these violations to the Nevada State Gaming Control Board.  We, along with the Nevada State Gaming Control Board, are investigating the violations.  We are currently unable to determine the amount of fines or extent of sanctions, if any, which may be levied by the Nevada State Gaming Control Board or the Federal Government.  Costs incurred in connection with our internal investigation related to this matter totaled approximately $0.5 million as of September 30, 2003.

Description of Certain Indebtedness and Capital Stock

                Revolving Facility

                In September 2002, we completed our $365.0 million revolving credit facility (the “Revolving Facility”).  The Revolving Facility contains no principal amortization and matures in September 2007.  The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets.  Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by us.  The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility).  As of September 30, 2003, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%.  The maximum margin for Eurodollar Rate borrowings is 2.50%.  The maximum margin for Alternate Base Rate borrowings is 1.25%.  As of September 30, 2003, the fee for the unfunded portion of the Revolving Facility was 0.375%.

                The Revolving Facility contains certain financial and other covenants.  These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter.  As of September 30, 2003, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.86 to 1.00 and the fixed charge coverage ratio was 2.69 to 1.00.  In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.00 to 1.00 through June 30, 2005, which reduces to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006.  Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures.  As of September 30, 2003, our consolidated funded debt to Adjusted EBITDA ratio was 3.69 to 1.00.  We have pledged the stock of all of our major subsidiaries.

                Senior and Senior Subordinated Notes

                The indentures governing our senior subordinated notes (the “Notes”) and senior notes (the “Indentures”) contain certain customary financial and other covenants, which limit us and our subsidiaries’ ability to incur additional debt and to pay dividends.  At September 30, 2003, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.69 to 1.00.  The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00.  In the event that our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million.  The limitation on the incurrence of additional indebtedness and dividend restrictions in the Indentures limits our ability to pay dividends on our capital stock.  The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the

Indentures) of the Company.  In addition, the indentures governing the Senior Notes contain substantially the same covenants as our senior subordinated notes as well as a limitation on liens we can incur.

                During 2001, we entered into various interest rate swaps with members of our bank group to manage interest expense.  The interest rate swaps have converted a portion of our fixed-rate debt to a floating rate.  As of September 30, 2003, we had one remaining interest rate swap agreement with a total notional amount of $50.0 million in which we pay a floating rate at September 30, 2003 of approximately 3.49% and receive a fixed rate at September 30, 2003 of approximately 8.38%.  The interest rate swap terminates in 2008.  The net effect of all of the interest rate swaps resulted in a reduction in interest expense of $0.9 million and $2.9 million for the three months ended September 30, 2003 and 2002, respectively.  The net effect of all of our interest rate swaps resulted in a reduction in interest expense of $2.7 million and $9.0 million for the nine months ended September 30, 2003 and 2002, respectively.

                The interest rate swaps that we entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which allows for an assumption of no ineffectiveness.  As such, there is no income statement impact from changes in the fair value of the hedging instruments.  Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt.  In accordance with SFAS No. 133, we recorded assets of $4.6 million and $5.3 million as of September 30, 2003 and December 31, 2002, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

                In December 2002, we terminated an interest rate swap with a notional amount of $100 million, which was due to terminate in 2010.  The interest rate swap was terminated at its market value and, as a result, we received approximately $9.5 million.  This interest rate swap was tied directly to the $375 million 9 3/4% senior subordinated notes.  The mark-to-market adjustment will be amortized as a reduction of interest expense over the original contract life of the interest rate swap and as of September 30, 2003 and December 31, 2002 the remaining balance of $8.5 million and $9.4 million, respectively, is included in long-term debt on our condensed consolidated balance sheets.

                Green Valley Ranch Station Financing

                Green Valley Ranch Station is owned by a 50/50 joint venture between us and GCR Gaming.  We are the managing partner of Green Valley Ranch Station and receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA, as defined in the operating agreement.  Management fees earned in connection with Green Valley Ranch Station were approximately $1.6 million and $1.1 million for the three months ended September 30, 2003 and 2002, respectively.  Management fees earned in connection with Green Valley Ranch Station were approximately $4.4 million and $3.3 million for the nine months ended September 30, 2003 and 2002, respectively.

                The joint venture financed Green Valley Ranch Station with a group of banks, and originally provided for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points.  The available borrowings have been reduced to $136.8 million as of September 30, 2003.  Green Valley Ranch Station has entered into an agreement to swap the majority of its floating rate to a fixed rate that will approximate 6.9% during the term of the loan.  The loan required a limited make-well of $44.0 million, if necessary (based on operating results of the property).  Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants.  The make-well is a joint and several obligation of each partner, with GCR Gaming’s obligation collateralized.  As of December 31, 2002, we have contributed approximately $0.6 million for obligations related to the make-well agreement and have not been required to make any payments in 2003.  The make-well agreement will terminate upon achieving a debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees of at least $42.0 million.  As of September 30, 2003, the debt to Adjusted EBITDA ratio was 2.86 to 1.00.  The outstanding balance of the Green Valley

Ranch Station revolving credit facility as of September 30, 2003, was approximately $129.2 million.  In addition to the bank financing, Green Valley Ranch Station has secured equipment and other financing which had an outstanding balance of approximately $26.0 million as of September 30, 2003.

                In October 2003, we announced a $110 million expansion at Green Valley Ranch Station.  The expansion will include 296 hotel rooms, 25,500 square feet of additional meeting space and an expanded spa facility.  Construction on the project is expected to begin in the fourth quarter of 2003 and is expected to be complete in the fourth quarter of 2004.  The expansion and the refinancing of the existing debt are expected to be financed through a group of banks, Term B lenders and internally generated funds.  The financing is expected to contain similar covenants to the existing credit facility, including an extension of the current make-well agreement that will terminate upon achieving a post expansion debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00.

                On December 31, 2001, Green Valley Ranch Station entered into an interest rate swap that is matched to a portion of its revolving facility, which terminates on December 29, 2006.  At September 30, 2003, the notional amount was $93.0 million, and decreases by varying amounts each quarter until it reaches $20.0 million on September 29, 2006 through the termination date.  In March 2002, Green Valley Ranch Station entered into an additional interest rate swap that terminates on March 28, 2007, and is matched to a portion of its equipment financing.  The notional amount of this interest rate swap at September 30, 2003, was $21.0 million and decreases by $1.5 million each quarter.  The interest rate swaps have converted a portion of Green Valley Ranch Station’s floating rate debt to a fixed rate.  As of September 30, 2003, Green Valley Ranch Station was paying a weighted average fixed rate of 4.33% on the interest rate swaps and was receiving a weighted average floating rate based on three-month LIBOR of 1.16%.  These interest rate swaps were also priced to have no value at inception.  As a result of the mark-to-market valuation of the interest rate swaps, we recorded approximately $1.7 million as of September 30, 2003 and December 31, 2002, respectively, for our share of the Green Valley Ranch Station interest rate swaps in accumulated other comprehensive loss in our condensed consolidated balance sheets.

                United Auburn Indian Community Financing

                We have entered into a Development Services Agreement and a Management Agreement with the UAIC.  Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, we developed, with the UAIC, Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003.  On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC.  The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the United States Department of the Interior’s decision to accept the land into trust. Immediately following the District Court’s decision, the plaintiffs appealed the decision to the Washington, D.C. court of appeals and filed an emergency motion for stay of the District Court’s decision.  The court of appeals denied the plaintiffs’ emergency action.  The parties have filed briefs setting forth their arguments, and rebutting the other party’s arguments, concerning the issue on appeal.  On September 18, 2003, the court of appeals heard oral arguments on this matter.  Notwithstanding the denial of the plaintiffs’ emergency motion and the acceptance of the land into trust, there can be no assurances that the plaintiffs will not seek other extraordinary remedies and there can be no assurances as to the ultimate outcome of the plaintiffs’ pending appeal.  Our seven-year Management Agreement was approved by the National Indian Gaming Commission and expires in June 2010.  We receive a management fee equal to 24% of the facility’s net income, which totaled approximately $18.2 million and $23.1 million for the three and nine months ended September 30, 2003, respectively.  We also received a development fee equal to 2% of the cost of the project upon the opening of the facility, which totaled approximately $0.8 million and $4.4 million, net of certain expenses, for the three and nine months ended September 30, 2003, respectively, and is included in other operating revenues on our condensed consolidated statements of operations.

                Thunder Valley has approximately 1,900 Class III slot machines, 111 table games, including a private VIP gaming area, a 500-seat bingo room, three specialty restaurants, a 500-seat buffet, a food court, a center pit bar and parking for over 4,000 vehicles.  Construction began on October 26, 2002, and the casino, center pit bar, buffet and food court opened on June 9, 2003.  The remainder of the facility opened at various points during 2003.  We also assisted the UAIC in obtaining $215.0 million of financing for the project through a group of lenders, and we provided an unlimited completion guaranty and credit support for all amounts outstanding under such financing.  Based on the current level of operating results of Thunder Valley, we expect the credit support to terminate in June 2004.  We have evaluated our obligations related to the completion guaranty in accordance with FASB Interpretation No. 45 and have determined that the fair value of the obligation is not material.  Prior to the completion of the financing, we advanced approximately $46.9 million to the UAIC for the development of Thunder Valley.  As of September 30, 2003, the entire balance has been repaid.  Our advances carried an interest rate of 10%.  The interest on our advances to the UAIC was approximately $4.8 million and is included in interest income in our condensed consolidated statements of operations for the nine months ended September 30, 2003.

                Common Stock

                We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 69,767,126 shares of which were issued and 10,114,387 shares of which were held in treasury as of September 30, 2003.  Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders.  Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below.  Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

                On July 21, 2003 and October 1, 2003, our Board of Directors declared a quarterly cash dividend of $0.125 per share.  On September 4, 2003, we paid a quarterly cash dividend of approximately $7.4 million to shareholders of record on August 14, 2003.  On December 4, 2003, we will pay our next quarterly cash dividend of approximately $7.5 million to shareholders of record on November 13, 2003.

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

                Treasury Stock

                During the nine months ended September 30, 2003, we repurchased approximately 1.4 million shares of our common stock for approximately $24.9 million.  We are authorized to repurchase up to approximately 19.5 million shares of our common stock.  As of September 30, 2003, we had acquired approximately 10.1 million shares at a cost of approximately $134.3 million.

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

                Recently Issued Accounting Standards

                In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003.  The deferral will require that public companies adopt the provisions of FIN 46 at the end of periods ending after December 15, 2003.  We have not yet determined that all entities acquired after February 1, 2003 are not variable interest entities and that FIN 46 will not have a significant impact on our results of operations or financial position.

                In April 2003, the FASB issued SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist.  We have determined that SFAS No. 149 will not have a significant impact on our results of operations or financial position.

                In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity”.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS No. 150 to non-controlling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements under SFAS No. 150.  The FASB decided to defer the application of FASB No. 150 to these non-controlling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these non-controlling interests.  We currently have no instruments impacted by the adoption of this statement and therefore the adoption did not have a significant impact on our results of operations or financial position.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

                As of September 30, 2003, there were no material changes to the information previously reported under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.    Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                On November 10, 2003, the defendants filed a response to the complaint denying all liability.  While no assurances can be made with respect to any litigation, the Company believes that the plaintiff’s claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

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

                On July 21, 2003, the defendants filed a motion to dismiss or, in the alternative, motion to stay all of the plaintiff’s claims.  On September 29, 2003, the District Court granted the motion to stay all of plaintiff’s claims pending the consideration of such claims by a special litigation committee to be formed by the Company in accordance with the Court’s order granting such motion.  While no assurances can be made with respect to any litigation, the Company believes that the plaintiff’s claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

Item 2.    Changes in Securities and Use of Proceeds - None.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information — None.

Item 6. Exhibits and Reports on Form 8-K

(a)             Exhibits —

No. 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)             Reports on Form 8-K

On August 20, 2003, the Company filed a Current Report on Form 8-K dated August 20, 2003, reporting items listed under Items 5 and 7.

On September 5, 2003, the Company filed a Current Report on Form 8-K dated September 5, 2003, reporting items listed under Item 5.

On October 2, 2003, the Company filed a Current Report on Form 8-K dated October 1, 2003, reporting items listed under Items 5 and 7.

On October 6, 2003, the Company filed a Current Report on Form 8-K dated September 29, 2003, reporting items listed under Items 4 and 7.

On October 17, 2003, the Company filed a Current Report on Form 8-K dated October 16, 2003, reporting items listed under Items 5 and 7.

On October 30, 2003, the Company filed a Current Report on Form 8-K dated October 30, 2003, reporting items listed under Item 12.

On November 4, 2003, the Company filed a Current Report on Form 8-K dated November 3, 2003, reporting items listed under Item 5.

On November 6, 2003, the Company filed a Current Report on Form 8-K dated November 6, 2003, reporting items listed under Item 5.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Station Casinos, Inc.,
Registrant

DATE: November 14, 2003	/s/ Glenn C. Christenson
Glenn C. Christenson,
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Principal Accounting Officer)