Form 10-K
period 2003-12-31
STATION CASINOS INC
filed 2004-03-12
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2003

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

        The aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of June 30, 2003, based on the closing price per share of $25.25 as reported on the New York Stock Exchange was $1,001,689,720.

        As of March 1, 2004, the registrant has 62,838,829 shares of common stock outstanding.

Documents Incorporated by Reference

        Portions of the Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders to be held May 19, 2004 (which has not been made publicly available as of the date of this filing) are incorporated by reference into Part III.

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

General

        We are a gaming and entertainment company that currently owns and operates eight major hotel/casino properties (one of which is 50% owned) and three smaller casino properties (one of which is 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. Our growth strategy includes the master-planned expansion of our existing gaming facilities in Nevada, the development of gaming facilities on certain real estate we own in the Las Vegas valley, the evaluation and pursuit of additional acquisition or development opportunities in Nevada and other gaming markets and the pursuit of additional management agreements with Native American tribes.

        We own and operate Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Sunset Station Hotel & Casino ("Sunset Station"), Santa Fe Station Hotel & Casino ("Santa Fe Station"), Fiesta Rancho Casino Hotel ("Fiesta Rancho"), Fiesta Henderson Casino Hotel ("Fiesta Henderson"), Wild Wild West Gambling Hall & Hotel ("Wild Wild West") and Wildfire Casino ("Wildfire"). We also own a 50% interest in Green Valley Ranch Station Casino ("Green Valley Ranch Station") and Barley's Casino & Brewing Company ("Barley's"). Each of our casinos caters primarily to local Las Vegas area residents. We market the six "Station" casinos (including Green Valley Ranch Station) together under the Station Casinos' brand and the two "Fiesta" casinos under the Fiesta brand, offering convenience and choices to residents throughout the Las Vegas valley with our strategically located properties. In addition, we manage Thunder Valley Casino ("Thunder Valley") in Sacramento, California on behalf of the United Auburn Indian Community ("UAIC").

Operating Strategy

        We believe that the following key principles have been integral to our success as a gaming operator and we intend to continue to employ these strategies at each of our properties.

  Targeted Customer Base

        Our operating strategy emphasizes attracting and retaining customers primarily from the local and repeat visitor markets. Our casino properties attract customers through innovative, frequent and high-profile promotional programs directed towards the local market, focused marketing efforts and convenient locations, aggressive marketing to the repeat visitor market and the development of strong relationships with specifically targeted travel wholesalers. Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty. We believe that actual value becomes apparent during the customer's visit through an enjoyable, affordable and high-quality entertainment experience. Las Vegas, which is and has been one of the fastest growing cities in the United States, is characterized by a historically strong economy and demographics, which include an increasing number of retirees and other active gaming customers. We believe that our out-of-town patrons are also discerning customers who enjoy our value-oriented, high-quality approach. We believe that our patrons view our hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and downtown Las Vegas. In markets outside of Las Vegas we believe customers come from farther distances, a radius in some cases more than 150 miles; however, the business model for local customers remains the same.

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

        We are heavily focused on using cutting edge technology to drive customer traffic with products such as our Jumbo Brand products, which include "Jumbo Jackpots", "Jumbo Bingo" and "Jumbo Poker".

Other products include "Xtra Play Cash" and "Sports Connection", among others. We believe that these products create sustainable competitive advantages and distinguish us from our competitive set.

        In 1999, we introduced a unified Boarding Pass player rewards program at our Station properties. The Boarding Pass program allows guests to earn points based on their level of gaming activity. These points can then be redeemed for food, entertainment and merchandise at any of our Station properties. We believe that this "single card", for which the technology was developed in-house, sets us apart from our competition in the Las Vegas locals' market. The Fiesta properties offer a similar player rewards program called the Amigo Club. Members of the Boarding Pass and the Amigo Club can redeem points at any of our properties for meals in any of the restaurants, for hotel rooms, movie passes, show tickets or for merchandise in our gift shops.

Casino Properties

        Set forth below is certain information as of December 31, 2003, concerning our properties, all of which we own and/or operate except as otherwise indicated. The properties are more fully described following the table.

Property	Hotel Rooms	Slots(1)	Gaming Tables(2)	Parking Spaces(3)
Casino Properties
Palace Station	1,012	1,926	46	2,600
Boulder Station	300	2,890	42	4,800
Texas Station	200	2,505	38	5,900
Sunset Station	457	2,762	54	7,100
Santa Fe Station	200	2,150	29	3,750
Green Valley Ranch Station (50% owned)	201	2,204	48	3,400
Fiesta Rancho	100	1,724	18	2,300
Fiesta Henderson	224	1,409	23	2,300
Other Properties
Wild Wild West	261	236	6	600
Barley's (50% owned)	—	199	8	—
Wildfire (4)	—	236	—	200
Thunder Valley (5)	—	1,906	111	4,500

(1)
Includes slot and video poker machines and other coin-operated devices.

(2)
Generally includes blackjack ("21"), craps, roulette, pai gow poker, mini baccarat, Caribbean stud poker, let it ride, three-card poker and wild hold ‘em. The Casino Properties, with the exception of Green Valley Ranch Station, also offer a keno lounge and bingo parlor. The Casino Properties also offer a race and sports book and Wild Wild West and Barley's offer a sports book. Palace Station, Boulder Station, Texas Station and Sunset Station offer a poker room. Thunder Valley offers a bingo parlor.

(3)
Includes covered parking spaces of 1,900 for Palace Station, 1,900 for Boulder Station, 3,500 for Texas Station, 2,900 for Sunset Station, 1,500 for Santa Fe Station, 1,600 for Green Valley Ranch Station and 1,000 for Fiesta Rancho.

(4)
We purchased the Wildfire on January 27, 2003.

(5)
We manage Thunder Valley, which opened on June 9, 2003.

  Palace Station

        Palace Station is strategically located on approximately 38 acres at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas' most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. Palace Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including seven full-service restaurants, several fast-food outlets, a 250-seat entertainment lounge, four additional bars, two swimming pools, an approximately 20,000-square foot banquet and convention center, a 24-hour gift shop and a non-gaming video arcade.

        Palace Station's seven full-service restaurants have a total of approximately 1,230 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the 24-hour Palace Cafe (featuring American and Chinese fare), an all-you-can-eat buffet known as "The Feast," Broiler (a steak and seafood restaurant), Pasta Palace (an Italian restaurant), Guadalajara Bar & Grille (a Mexican restaurant), Jack's Irish Pub and a 17-seat Oyster Bar. In addition to these restaurants, Palace Station offers various fast-food outlets. Palace Station's guests may also enjoy the Laugh Trax Comedy Club.

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

        Texas Station's five full-service restaurants have a total of approximately 1,230 seats. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Texas Cafe, Austin's Steakhouse, San Lorenzo (an Italian restaurant), The Feast Buffet (featuring seven different food stations) and Texas Star Oyster Bar, which has 110 seats. In addition to the Texas Station-themed restaurants, guests may also enjoy the unique features of several bars and lounges including the Martini Ranch, the Whiskey Bar, the Garage Bar, or the Armadillo Honky Tonk. Texas Station also offers a variety of fast-food outlets to enhance the customers' dining selection. The quality and variety of the restaurants offered at the facility are a major draw in the rapidly growing North Las Vegas market.

  Sunset Station

        Sunset Station, which opened in June 1997, is strategically located on approximately 82 acres at the intersection of Interstate 515 and Sunset Road. Multiple access points provide customers convenient access to the gaming complex and parking areas. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and approximately seven miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean-style theme with non-gaming amenities including eight full-service restaurants themed to capitalize on the familiarity of the restaurants at our other properties, a 520-seat entertainment lounge and a 4,000-seat outdoor amphitheater, seven additional bars, a gift shop, a non-gaming video arcade, a 13-screen movie theater complex, a Kid's Quest child-care facility, and a swimming pool, as well as several fast-food outlets and franchises.

        Sunset Station's eight full-service restaurants have a total of approximately 2,300 seats featuring "live-action" cooking and simulated patio dining. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Sunset Cafe (featuring American and Chinese fare), Sonoma Cellar (a steakhouse), Costa Del Sol (a seafood restaurant), Capri (an Italian restaurant), Guadalajara Bar & Grille (a Mexican restaurant), The Feast Around the World, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Hooter's and a 65-seat Oyster Bar. Guests may also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass and a water light display. Sunset Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Santa Fe Station

        On October 2, 2000, we purchased the Santa Fe Hotel & Casino and renamed the property "Santa Fe Station." Santa Fe Station is strategically located on approximately 38 acres at the intersection of Highway 95 and Rancho Road, approximately five miles northwest of Texas Station. Santa Fe Station features a Southwestern theme with non-gaming amenities including four full-service restaurants, several fast food outlets, a gift shop, a non-gaming video arcade, a swimming pool, a 250-seat entertainment lounge, five additional bars, a 60-lane bowling center, a regulation-sized ice skating arena and 10,000 square feet of meeting and banquet facilities. Santa Fe Station is currently being expanded. See "Expansion Strategy" for the detail of the expansion plan.

        Santa Fe Station's four full-service restaurants have a total of approximately 850 seats, and include the 24-hour Santa Fe Cafe, Charcoal Room (a steakhouse), Cabo Restaurant (a Mexican restaurant) and Memphis Championship Barbecue. Santa Fe Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Green Valley Ranch Station

        Green Valley Ranch Station, located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada, opened on December 18, 2001. Green Valley Ranch Station is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. We jointly developed the project on 40 acres of a 170-acre multi-use commercial development with GCR Gaming. In addition to our 50% ownership, we are also the managing partner of Green Valley Ranch Station and receive a management fee equal to 2% of the property's revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").

        Green Valley Ranch Station was designed to complement the Green Valley master-planned community. The resort features a Mediterranean-style villa theme with non-gaming amenities including eight full-service restaurants, a fast-food court with six quick-serve outlets, a 4,200 square-foot non-gaming arcade, a state-of-the-art spa with outdoor pools, a 10-screen movie theater, a gift shop and approximately 20,000 square feet of meeting and convention space. Green Valley Ranch Station also offers "Whiskey Beach", an 8-acre complex featuring private poolside cabanas, luxurious open lawn areas, a contemporary poolside bar, three acres of vineyards and an outdoor performance venue. Green Valley Ranch Station is currently being expanded. See "Expansion Strategy" for the detail of the expansion plan.

        Green Valley Ranch Station's eight full-service restaurants include China Spice (an Asian restaurant), Sushi Sake, Il Fornaio Cucina Italiano (an Italian restaurant), BullShrimp (featuring steak and seafood), Trophy's (a sports bar/restaurant), Fado's Irish Pub, The Original Pancake House and The Feast Around the World, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Green Valley Ranch Station also offers a variety of fast-food outlets to enhance the customers' dining selection. Guests may also enjoy the Drop Bar, a centerpiece of the casino, and the Whiskey Bar, a 5,300 square-foot nightspot.

  Fiesta Rancho

        On January 4, 2001, we purchased the Fiesta Casino Hotel and renamed the property Fiesta Rancho in December 2001. Fiesta Rancho is strategically located on approximately 25 acres at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas across from Texas Station. Fiesta Rancho features a Southwestern theme with non-gaming amenities including five full-service restaurants, several fast-food outlets, a gift shop, a non-gaming video arcade, a swimming pool, a 970-seat entertainment lounge and five additional bars. Fiesta Rancho is currently being expanded. See "Expansion Strategy" for the detail of the expansion plan.

        Fiesta Rancho's five full-service restaurants have a total of over 1,100 seats, and include the 24-hour Cafe Fiesta (featuring American fare), Garduno's (a Mexican restaurant), Fiesta Steakhouse, Festival Buffet and Blue Agave Oyster Bar. Fiesta Rancho also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Fiesta Henderson

        On January 30, 2001, we purchased The Reserve Hotel & Casino. In December 2001, the property was renamed Fiesta Henderson and was re-themed to our Fiesta brand. Fiesta Henderson is strategically located on approximately 46 acres at the intersection of Interstate 215 and Interstate 515. The property features four full-service restaurants, a gift shop, a swimming pool, three bars and lounges and meeting space.

        Fiesta Henderson's four full-service restaurants have a total of approximately 1,070 seats, and include the 24-hour Baja Beach Cafe (featuring American and Chinese fare), Fuego Steakhouse, Garduno's (a Mexican restaurant) and the Festival Buffet.

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

  Wildfire

        We completed the purchase of the Wildfire in January 2003 for a total of $8.0 million. The Wildfire is located on Rancho Road in Las Vegas, across from Texas Station. Wildfire offers non-gaming amenities including a lounge, outdoor patio and a full-service restaurant.

  Thunder Valley

        We have entered into a Development Services Agreement and a Management Agreement with the UAIC. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, we developed, with the UAIC, Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003. On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC. The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the United States Department of the Interior's decision to accept the land into trust. Immediately following the District Court's decision, the plaintiffs appealed the decision to the United States Court of Appeals for the District of Columbia. On November 14, 2003, the Court of Appeals affirmed the dismissal of the lawsuit by the District Court. On February 15, 2004, the Citizens for Safer Communities filed a petition for writ of certiorari with the United States Supreme Court, seeking to appeal the decision of the Court of Appeals. The remaining plaintiffs did not seek to appeal that decision. Notwithstanding the Court of Appeals' decision and the acceptance of the land into trust, there can be no assurances as to the ultimate outcome of the Citizens for Safer Communities' pending efforts to appeal that decision.

        Thunder Valley has 1,906 Class III slot machines, 111 table games, including a private VIP gaming area, a 500-seat bingo room, three specialty restaurants, a 500-seat buffet, a food court, a center pit bar and parking for over 4,500 vehicles. Our seven-year Management Agreement was approved by the National Indian Gaming Commission and expires in June 2010. We receive a management fee equal to 24% of the facility's net income. We also received a development fee equal to 2% of the cost of the project upon the opening of the facility.

Expansion Strategy

  Selection Criteria

        We believe that a highly visible location, convenient access and ample parking are critical factors in attracting local patronage and repeat visitors. Additionally, sites must be large enough to support multi-phased master-planned growth to capitalize on growing demand in incremental stages. We select sites that are located within a dense population base so that the facility cannot be cut-off from its primary market. These sites generally have been adjacent to high-traffic surface streets and interstate highways. We believe that each of our casino properties' locations has provided us with a significant competitive advantage to attract our targeted customer base. In Las Vegas, as a result of Senate Bill 208, there are a limited number of sites available for development off of "The Strip" or downtown and we control the majority of these sites.

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

        We continually evaluate the timing and scope of our master-planned developments at each of our properties and may determine from time to time to expand the scope of, improve on or suspend the implementation of our master plans. These decisions are dependent upon the availability of financing, competition and future economic and gaming regulatory environments, many of which are beyond our control. We currently have master plan expansions underway at Green Valley Ranch Station, Santa Fe Station and Fiesta Rancho.

        In the fourth quarter of 2003, we began a $110 million expansion at Green Valley Ranch Station. The expansion will include 296 hotel rooms, 25,500 square feet of additional meeting space, approximately 200 slot machines and an expanded spa facility. Construction on the project is expected to be complete in the fourth quarter of 2004.

        We are currently expanding Santa Fe Station, which will add more than 20,000 square feet of additional casino space, 350 slot machines, a new 16-screen movie theater complex, an upgrade of the property's bowling center, a new entertainment venue and bar, a new Kid's Quest facility and other amenities. The expansion project will also include the removal of the ice arena. We believe that the expansion will cost approximately $50 million and is expected to be completed in the first quarter of 2005.

        We plan to begin a 31,000 square-foot expansion project at Fiesta Rancho in April 2004, which will bring a new ice arena to the property, complete with concession area, pro shop, locker rooms and private special event rooms. We believe that the project will cost approximately $6.5 million and will be completed by September 2004.

  Development and Acquisition Opportunities

        We have acquired several parcels of land in the Las Vegas valley, which can be used for new development. We also evaluate other development and acquisition opportunities in current and emerging gaming markets, including land-based, dockside, riverboat and Native American gaming. Our decision whether to proceed with any new gaming development or acquisition opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond our control.

  Red Rock Station

        We are developing Red Rock Station on Charleston Boulevard at the Interstate 215/Charleston interchange in Las Vegas. The initial phase of the property is expected to include 60 table games and 2,700 slot machines. The property is expected to also include 400 hotel rooms, 45,000 square feet of meeting space, 16 movie theaters, a 20,000 square foot spa facility and several restaurants, including a buffet. The cost of the project is expected to be approximately $450 million to $475 million, of which approximately $74 million has been spent as of December 31, 2003. We believe the construction of the project will begin in mid- 2004 and be complete in late 2005 or early 2006.

  The Federated Indians of Graton Rancheria

        In April 2003, we entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the "FIGR") pursuant to which we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist it in designing, developing and financing the project and, upon opening we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 22% of the facility's net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

        In August 2003, the FIGR and we entered into an option to purchase 360 acres of land just west of Rohnert Park's city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from Highway 101 and approximately 43 miles from San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission ("NIGC"). No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such government and regulatory approvals, we likely will contribute significant financial support to the project. As of December 31, 2003, we had advanced approximately $16.2 million toward the development of this project, primarily to secure real estate for future development. In addition, we will make approximately $11.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2003, approximately $2.0 million of these payments have been made. The proposed project is expected to be completed in approximately three to four years, but there can be no assurance that it will be completed within that timeframe or at all.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan.

        We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. We may pay an additional $12.0 million in total in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Prior to obtaining financing for the project, we expect to advance $10 million to $15 million to Gun Lake for the acquisition of land and other development costs. As of December 31, 2003, we had advanced approximately $5.2 million toward the development of this project, primarily to secure real estate for future development. Although no firm construction budget has been established, we expect that the total cost of the development and construction of the project would be less than $200 million. Funds advanced by us are expected to be repaid with the proceeds of the project financing or from Gun Lake's gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project would include up to 2,500 slot machines, 75 table games, a buffet, specialty restaurants and an entertainment venue. Construction of the project includes the conversion of an existing 192,000 square foot building into the entertainment facility. Development of the entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Michigan, the United States Department of the Interior accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such governmental and regulatory approvals, we will contribute significant financial support to the project. The proposed project is expected to be completed in 2005, but there can be no assurance that it will be completed at that time or at all.

  Mechoopda Indian Tribe

        In January 2004, we entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. We will assist the MITCR in developing and operating a gaming and entertainment project to be located in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining financing for the facility, we expect to advance $5 million to $10 million to the MITCR for the acquisition of land and other development costs. Although no firm construction budget has been established, we expect the total cost of the development and construction of the facility will be less than $80 million. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR's gaming revenues. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. The proposed facility will be located on approximately 650 acres on State Route 149, at the intersection with Highway 99. As currently contemplated, the facility will include approximately 500 slot machines, 10 table games and dining and entertainment amenities. We anticipate the gaming and entertainment facility will be open some time during 2005, but there can be no assurance that it will be completed at that time or at all.

  North Fork Rancheria of Mono Indian Tribe

        In March 2004, we entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians ("Mono"), a federally recognized Native American tribe located in central California. We will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Although no firm construction budget has been established, we expect the total cost of the development and construction of the facility will be less than $225 million. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 70 table games and dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. We anticipate the gaming and entertainment facility will be open some time in late 2007, but there can be no assurance that it will be completed at that time or at all.

Competition

        The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American land and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land will provide strong competition to us and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. Native American gaming in California, as it currently exists, has had little, if any impact on our Nevada operations to date, although there are no assurances as to future impact. 61 Native American tribes entered into Tribal-State Gaming Compacts ("Compacts") with the State of California in 1999 and 2000 that are currently in effect. Each of these Native American tribes may operate up to two gaming facilities. Nine of these Native American tribes are presently not operating a casino. Two Native American tribes entered into Compacts with the State of California in 2003 that are currently in effect. Both of these Native American tribes may operate one gaming facility; however, they are presently not operating a casino. Currently there are 53 Native American casinos in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games (including "21") on Native American lands. Certain compacts are currently being renegotiated with the state. While the outcome of the negotiations is yet to be determined, the possibility exists that the current facilities operating in California will be allowed to expand. It is not certain how any expansion of Native American gaming in California will affect our Nevada operations given that visitors from California make up Nevada's largest visitors market. Moreover, it is uncertain how soon expansion will effect our interests in Native American gaming in California. Increased competition from Native American gaming may result in a decline in our revenues and may have a material adverse effect on our business.

        Our Nevada casino properties face more direct competition from 33 non-restricted gaming locations in the Las Vegas area primarily targeted to the local and the repeat visitor markets. Some of these competitors have completed expansions and existing competitors and new entrants into these markets are in the planning stages or under construction on other projects. Although we have competed strongly in these marketplaces, there can be no assurance that additional capacity will not have a negative impact on our business.

        Our Nevada casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. In addition, our casino properties face competition from all smaller non-restricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area. As of December 31, 2003, there were 1,387 restricted gaming locations with a total of 14,003 slot machines. We compete with other locals oriented hotel/casinos by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Currently, there are approximately 34 major gaming properties located on or near the Las Vegas Strip, 13 located in the downtown area and several located in other areas of Las Vegas. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the businesses of our casino properties. While past additions to capacity have had little, if any, impact on our casino properties' hotel occupancy or casino volume to date, there can be no assurance that hotel occupancy or casino volume will not be adversely affected in the future.

        To a lesser extent, our Nevada operations compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, riverboat gaming markets in the Midwest and South, facilities in Atlantic City, New Jersey, casinos located on Native American land and other parts of the world and with state-sponsored lotteries, on-and-off-track pari-mutuel wagering, card parlors and other forms of legalized gambling.

        In 1997, the Nevada legislature enacted Senate Bill 208. This legislation identified certain gaming enterprise districts and classifications of real property wherein gaming development would be permitted throughout the Las Vegas valley. We believe the growth in gaming supply in the Las Vegas locals' market has been, and will continue to be, limited by the provisions of Senate Bill 208.

Regulation and Licensing

  Nevada Gaming Regulations

        The ownership and operation of casino gaming facilities and the manufacture and distribution of gaming devices in Nevada are subject to: (i) the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Our gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), the City of Las Vegas, the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"), the City of North Las Vegas, the City of Henderson and certain other local regulatory agencies. The Nevada Commission, the Nevada Board, the City of Las Vegas, the Clark County Board, the City of North Las Vegas, the City of Henderson, and certain other local regulatory agencies are collectively referred to as the "Nevada Gaming Authorities".

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

        Our direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Palace Station Hotel & Casino, Inc. ("PSHC"), Boulder Station, Inc. ("BSI"), Texas Station LLC ("TSL"), Sunset Station, Inc. ("SSI"), Tropicana Station, Inc. ("TRSI"), Santa Fe Station, Inc. ("SFSI"), Fiesta Station, Inc. ("FSI"), Rancho Station, LLC ("RSL") and Lake Mead Station, Inc. ("LMSI") have received licenses to conduct non-restricted gaming operations. In addition, Green Valley Ranch Gaming, LLC ("GVRG") has received licenses to conduct non-restricted gaming operations at Green Valley Ranch Station Casino. The Company's ownership in GVRG is held through an intermediary company known as GV Ranch Station, Inc. ("GVRS"), which is licensed as a member and manager of GVRG. Town Center Amusements, Inc. ("TCAI") has been licensed to conduct non-restricted gaming operations at Barley's Casino & Brewing Company ("Barley's"), a micro brewery and casino located in Henderson, Nevada. Station Casinos' ownership in TCAI is held through an intermediary company known as Green Valley Station, Inc. ("GVSI"), which is licensed as a member and manager of TCAI. We also own a minority interest in Fiesta Palms, LLC, d.b.a. Palms Casino Resort, which we hold through our subsidiary, Palms Station, LLC ("PSL"). Station Casinos is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of PSHC, BSI, SSI, TRSI, GVSI, SFSI, GVRS, FSI, RSL and LMSI. We are also licensed as a manufacturer and distributor. PSHC, BSI, SSI, TRSI, GVSI, SFSI, GVRG, FSI and LMSI are each a corporate gaming licensee and TCAI, TSL, GVRG, RSL and PSL are each a limited liability company licensee (individually a "Gaming Subsidiary" and collectively the "Gaming Subsidiaries") under the terms of the Nevada Act. As a Registered Corporation, Station Casinos is required periodically to submit detailed financial and operating reports to the Nevada Commission and the Nevada Board and furnish any other information, which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Station Casinos and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (individually, a "Gaming License" and collectively, the "Gaming Licenses") required in order to engage in gaming activities in Nevada.

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

        The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. An "institutional investor," as defined in the Nevada Commission's regulations, which acquires beneficial ownership of more than 10%, but not more than 15% of Station Casinos voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 19% of Station Casinos voting securities and maintain its waiver for a limited period of time. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of Station Casinos, any change in our corporate charter, bylaws, management policies or operations of Station Casinos, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

        We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On May 22, 2003, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions ("Shelf Approval"). The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two-year approval period. The Shelf Approval also applies to any affiliated company wholly owned by Station Casinos (an "Affiliate"), which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, Station Casinos or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. The Shelf Approval also includes approval for us to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of the Gaming Subsidiaries, as applicable, in conjunction with public offerings made under the Shelf Approval. Any representation to the contrary is unlawful.

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

        License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A live entertainment tax is also paid by casino operations where entertainment is furnished in connection with admission charges, the serving or selling of food or refreshments or the selling of any merchandise. Nevada licensees that hold a license as an operator of a slot route, or manufacturer's or distributor's license also pay certain fees and taxes to the state of Nevada.

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

  Native American Gaming

        The terms and conditions of management contracts and the operation of casinos and all gaming on Native American land in the United States are subject to the Indian Gaming Regulatory Act of 1988 ("IGRA"), which is administered by the National Indian Gaming Commission ("NIGC") and the gaming regulatory agencies of tribal governments. IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment.

        IGRA requires NIGC approval of management contracts for Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. The management contract relating to the Company's casino for the United Auburn Indian Community was approved by the NIGC. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the Indian tribal government which owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the

NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance, or a trustee, exercising due diligence, would not approve such management contract. A management contract can be approved only after the NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action that could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.

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

        IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a "tribal-state compact"). These compacts provide, among other things, the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on Native American lands. The Company has been licensed by the relevant tribal gaming authorities to manage Thunder Valley Casino.

        Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value... in consideration of services for said Indians relative to their lands... unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Native American lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other thing of value paid to any person by any Native American or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. We believe that we have complied with the requirements of section 81 with respect to our management contracts for Thunder Valley and intend to comply with Section 81 with respect to any other contract to manage casinos located on Native American land in the United States.

        Native American tribes are sovereign with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by IGRA. The NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on us. We have received no such notification regarding Thunder Valley. The possession of valid licenses from the United Auburn Indian Community are ongoing conditions of our agreements with the tribe.

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

  Economic Risks

        Our properties draw a substantial number of customers from the Las Vegas valley, as well as certain geographic areas, including Southern California, Arizona and Utah. Adverse economic conditions in any of these regions could have a significant adverse effect on our business, financial condition and results of operations. Since all of our properties are located in the Las Vegas valley or Northern California, any terrorist activities or disasters in or around Southern Nevada or Northern California could have a significant adverse effect on our business, financial condition and results of operations.

        Our properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the substantial increases in the cost of electricity, natural gas and gasoline in the United States during the last three years have and may continue to negatively affect our operating results. In addition, energy price increases in the regions that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which could negatively impact revenues.

  Taxes

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

        The UAIC and a number of other Native American tribes in California are currently renegotiating certain provisions of the Tribal State Gaming Compacts ("Compacts") to which they are a party. Although it is unclear what changes, if any, may ultimately be made to the Compacts, such renegotiation may result in an increase in the fees paid by the UAIC and other Native American tribes to the State of California, an increase in the number of gaming devices that a Native American tribe may operate and other obligations that are not currently required by the existing Compacts. Changes in applicable laws, regulations or Compact provisions could have a significant impact on our operations.

Employees

        As of March 1, 2004, we had approximately 10,300 employees in Nevada, which includes Green Valley Ranch Station and Barley's. From time to time, certain of our employees are contacted by unions and we engage in discussions with such employees regarding establishment of collective bargaining agreements. In 1998, 12 of our employees voted to be represented by a union. In 2004, these same employees voted to be and were decertified by the union. While we are faced with such movements by employees from time to time, we do not believe that such movements will have any broad-based impact on our employees; however, there can be no assurances to that effect. We believe that we have good relationships with our employees.

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

ITEM 2. PROPERTIES

        Substantially all of the property that we own and lease is subject to a lien to secure borrowings under our Revolving Facility.

        Palace Station is situated on approximately 38 acres that we own located on the west side of Las Vegas, Nevada.

        Boulder Station is situated on approximately 46 acres located on the east side of Las Vegas, Nevada. We own 19 acres and lease the remaining 27 acres from KB Enterprises, a company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the "Related Lessor"), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of the Company and Lorenzo J. Fertitta, the President of the Company. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $183,333 through June 2008. In July 2008, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.

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

        Sunset Station is situated on approximately 82 acres that we own located in Henderson, Nevada.

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

        We currently own or lease six sites, which have been acquired for potential gaming projects, consisting of 201 acres in the Las Vegas valley and 188 acres near the Thunder Valley Casino in Sacramento, California.

ITEM 3. LEGAL PROCEEDINGS

        Station Casinos and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting Station Casinos and our subsidiaries.

  Poulos/Ahearn Litigation

        On April 26, 1994, a suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et al., as class representative, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Station Casinos. On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et al., as class representative, in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel/casino companies. The lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court for the District of Nevada (the "Nevada District Court"). On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff, Larry Schreier, et al., as class representative, in the Nevada District Court, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot machines, including the Company. Motions to dismiss the Poulos/Ahearn and Schreier cases were filed by defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996. On May 31, 1996, an Amended Complaint was filed, naming William H. Poulos, et al., as plaintiff. Defendants filed a motion to dismiss. On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to dismiss the Amended Complaint. In December 1996, the Court consolidated the Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants' Motions to Dismiss the Amended Complaints. The plaintiffs filed a Consolidated Amended Complaint on February 13, 1997. On or about December 19, 1997, the Court issued formal opinions granting in part and denying in part the defendants' motion to dismiss. In so doing, the Court ordered plaintiffs to file an amended complaint in accordance with the Court's orders in January of 1998. Accordingly, plaintiffs amended their complaint and filed it with the Nevada District Court in February 1998. The Company and all other defendants continue to deny the allegations contained in the amended complaint filed on behalf of plaintiffs. The plaintiffs are seeking compensatory, special, consequential, incidental, and punitive damages in unspecified amounts. On June 25, 2002, the Nevada District Court denied plaintiffs' motion for class certification. On July 11, 2002, plaintiffs filed a petition for permission to appeal such class certification ruling with the United States Court of Appeals for the Ninth Circuit. On August 15, 2002, the Ninth Circuit granted the plaintiffs' petition for permission to appeal such class certification ruling. The parties have filed briefs setting forth their arguments, and rebutting the other party's arguments concerning the issue on appeal. On January 15, 2004, the Court of Appeals heard oral argument on this matter, but has yet to issue a ruling. While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs' claims are without merit and does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

  Fitzgerald's Sugar Creek Litigation

        On December 20, 2000, the Company and Kansas City Station Corporation were named as defendants in an action styled Fitzgerald Sugar Creek, Inc. v. Kansas City Station Corp., et al., No. 00CV230480 (Circuit Court of Jackson County, Missouri). The plaintiff alleged that the defendants were liable for unspecified actual and punitive damages and other relief, based on alleged tortuous interference with the plaintiff's business expectancy of receiving a Missouri gaming license in the Kansas City metropolitan area. The allegations of the petition appeared to be based on the same issues involved in the investigation by the Missouri Gaming Commission related to activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri. The plaintiff also alleged claims based on fraudulent concealment and civil conspiracy. The Company and its subsidiary responded to this lawsuit on January 19, 2001 and moved to remove the case to bankruptcy court in Nevada. On March 29, 2001, the United States Bankruptcy Court for the Western District of Missouri remanded the case to the Circuit Court of Jackson County, Missouri. On April 19, 2001, defendants filed a motion to dismiss plaintiff's petition. On August 10, 2001, the Circuit Court (1) granted that motion to dismiss as to the civil conspiracy claim, and (2) denied that motion to dismiss as to the tortuous interference with business expectancy and fraudulent concealment claims. On November 21, 2001, Philip Griffith and the City of Sugar Creek, Missouri (the "City") were added as plaintiffs in this case. The new plaintiffs also alleged claims for tortuous interference with business expectancy and fraudulent concealment. On December 17, 2001, defendants filed a motion to dismiss all of Griffith's and the City's claims. On March 15, 2002, the Circuit Court denied that motion to dismiss in its entirety.

        On February 9, 2004, the parties entered into a settlement agreement, pursuant to which the Company settled the litigation for $38 million ($24.7 million, net of the related tax benefit), which was paid on February 24, 2004. The Company has asserted a claim against Mr. Lazaroff and his former law firm to recover all damages caused by Mr. Lazaroff's conduct. As part of that claim, the Company intends to seek reimbursement for, among other things, the amount it was required to pay to settle the Fitzgerald's litigation, as well as the attorneys' fees and costs incurred by the Company in defending that litigation. There can be no assurance that the Company will be successful in recovering all or any portion of costs or damages.

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

        On October 4, 2001, the Company and the subsidiaries filed their answer and counterclaim seeking declaratory judgment that Harrah's patents (1) are not infringed by the Company's and the subsidiaries' actions, (2) are invalid under federal patent law and (3) are rendered unenforceable due to Harrah's inequitable conduct. On March 27, 2002, Harrah's filed an amended complaint, which added an additional defendant, Green Valley Ranch Gaming, LLC, which is an affiliate of the Company. On April 22, 2002, the Company and its subsidiaries and affiliate filed their amended answer and counterclaim denying infringement by Green Valley Ranch Gaming, LLC, and alleging Harrah's committed further acts of inequitable conduct.

        On January 17, 2003, the Company filed motions for summary judgment or partial summary judgment on several issues: (1) a Motion for Summary Judgment of Patent Unenforceability Due To Inequitable Conduct, (2) a Motion for Summary Judgment of Patent Invalidity Under 35 U.S.C. ss 102 and 103 (lack of novelty and obviousness), (3) a Motion for Partial Summary Judgment of Patent Invalidity Under 35 U.S.C. s 112 (indefiniteness, lack of written description and failure to disclose best mode), (4) a Motion for Partial Summary Judgment of Non-Infringement of U.S. Patent No. 6,003,013, and (5) a Motion for Partial Summary Judgment of Non-Infringement of U.S. Patent No. 6,183,362. That same day, Harrah's filed motions for partial summary judgment on several issues: (1) a Motion for Partial Summary Judgment of Infringement of Claims 15-18 of U.S. Patent No. 5,761,647, (2) a Motion for Partial Summary Judgment of Infringement of Claims 1-2 and 49 of U.S. Patent No. 6,003,013, (3) a Motion for Partial Summary Judgment on Defendants' Invalidity Defenses, and (4) a Motion for Partial Summary Judgment That Certain Third Party Systems Are Not Prior Art. During February and March of 2003, the parties filed oppositions, reply briefs and various motions to strike in response to the summary judgment motions.

        The Company and its subsidiaries and affiliate have requested oral argument on the motions. A hearing on certain of the summary judgment motions and motions to strike has been set for March 23, 2004. While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs' claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position or results of operations.

  Plattner Litigation

        On May 2, 2003, the Company and one of its operating subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), were named as defendants in a lawsuit seeking status as a class action brought by Dov Plattner in the Superior Court of Los Angeles County, California (Case No. CB295056).

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

        The lawsuit alleges that (1) the director defendants breached their fiduciary duties by failing to make certain disclosures in the Company's 2002 Proxy Statement regarding the sale by the Company of its subsidiary, Southwest Gaming Services, Inc. ("SGSI"), and regarding a proposal seeking shareholder approval of an amendment to the Company's stock option plan; (2) the director defendants breached their fiduciary duties in approving the sale of SGSI and in recommending approval of the option plan amendment; and (3) the purchasers of SGSI and the recipients of certain benefits made possible by the option plan amendment were unjustly enriched. The plaintiff is requesting unspecified actual damages, as well as injunctive and other relief.

        On July 21, 2003, the defendants filed a motion to dismiss or, in the alternative, motion to stay all of the plaintiff's claims. On October 24, 2003, the District Court granted the motion to stay all of plaintiff's claims pending the consideration of such claims by a special litigation committee to be formed by the Company in accordance with the Court's order granting such motion. On February 27, 2004, the District Court entered another order extending the stay for another 120 days pending the special litigation committee investigation. While no assurances can be made with respect to any litigation, the Company believes that the plaintiff's claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock trades on the New York Stock Exchange under the symbol "STN". The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock as reported on the New York Stock Exchange.

	High	Low
Year Ending December 31, 2003
First Quarter	$21.67	$16.55
Second Quarter	25.87	20.49
Third Quarter	32.96	24.85
Fourth Quarter	33.50	27.80
Year Ending December 31, 2002
First Quarter	$17.03	$10.80
Second Quarter	19.20	15.95
Third Quarter	18.10	11.21
Fourth Quarter	19.20	15.21

        As of March 1, 2004, there were 562 holders of record of our common stock and the closing price of our common stock was $38.81.

        On July 21, 2003 and October 1, 2003, our Board of Directors declared a quarterly cash dividend of $0.125 per share. On September 4, 2003, we paid a quarterly cash dividend of approximately $7.4 million to shareholders of record on August 14, 2003. On December 4, 2003, we paid a quarterly cash dividend of approximately $7.5 million to shareholders of record on November 13, 2003. The payment of dividends in the future will be at the discretion of our Board of Directors. Restrictions imposed by our debt instruments and other agreements limit the payment of dividends (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness and Capital Stock").

        The following table lists all equity compensation plans that provide for the award of our securities or the grant of options as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	8,575,116	$10.95	198,529
Equity compensation plans not approved by shareholders (a)	1,044,700	$13.65	983,926

Total	9,619,816	$11.25	1,182,455

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data presented below as of and for our fiscal years ended December 31, 1999, 2000, 2001, 2002 and 2003 have been derived from our consolidated financial statements which, except for 1999 and 2000, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
	2003(a)	2002	2001(b)	2000(c)	1999
	(amounts in thousands, except per share data)
Operating Results:
Net revenues	$858,089	$792,865	$836,857	$990,060	$940,663
Operating costs and expenses, excluding the following items	655,844	638,164	689,770	782,351	776,163
Impairment loss (d)	18,868	8,791	4,001	—	137,435
Litigation settlement (e)	38,000	—	—	—	—
Development expense (f)	4,306	—	—	—	—
Preopening expenses (g)	—	—	6,413	3,858	—
Gain on sale of properties (h)	—	—	(1,662)	(41,731)	—
Missouri/Nevada investigations and fines (i)	—	—	—	4,388	—

Operating income	141,071	145,910	138,335	241,194	27,065
Earnings from joint ventures	20,604	11,293	2,504	1,618	1,806

Operating income and earnings from joint ventures	161,675	157,203	140,839	242,812	28,871
Other expense	(93,498)	(107,447)	(110,376)	(95,503)	(92,483)

Income (loss) before income taxes and cumulative effect of change in accounting principle	68,177	49,756	30,463	147,309	(63,612)
Income tax (provision) benefit	(23,834)	(18,508)	(11,094)	(53,804)	20,665
Cumulative effect of change in accounting principle (j)	—	(13,316)	—	—	—
Preferred stock dividends	—	—	—	—	(1,811)

Net income (loss) applicable to common stock	$44,343	$17,932	$19,369	$93,505	$(44,758)

Basic earning (loss) per common share	$0.76	$0.31	$0.34	$1.55	$(0.76)
Diluted earnings (loss) per common share	$0.72	$0.30	$0.32	$1.48	$(0.76)
Balance Sheet Data:
Total assets	$1,745,972	$1,598,347	$1,656,122	$1,440,428	$1,276,273
Long-term debt	1,168,957	1,165,722	1,237,090	989,625	942,480
Stockholders' equity	339,939	270,678	248,904	288,887	216,801

(a)
On January 27, 2003, we purchased the Wildfire Casino. We opened Thunder Valley Casino on June 9, 2003, which we manage on behalf of the UAIC (see Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(b)
On January 4, 2001, we purchased the Fiesta Casino Hotel and renamed the property Fiesta Rancho in December 2001. On January 30, 2001, we purchased The Reserve Hotel & Casino and renamed the property Fiesta Henderson in December 2001. On September 30, 2001, we sold our slot route management services subsidiary, Southwest Gaming Services, Inc. On December 18, 2001, we opened Green Valley Ranch Station.

(c)
On October 2, 2000, we purchased the Santa Fe Hotel & Casino and renamed the property Santa Fe Station. On December 20, 2000, we sold the assets of Station Casino St. Charles and Station Casino Kansas City.

(d)
During the year ended December 31, 2003, we recorded an impairment loss of approximately $18.9 million, of which approximately $17.5 million was related to the impairment of goodwill at Fiesta Rancho as a result of reduced growth assumptions (see Note 6 to the Consolidated Financial Statements in this Annual Report on Form 10-K). In addition, approximately $1.4 million of the impairment loss in 2003 was primarily related to the write off of our investment in the development of a new slot product (see Note 6 to the Consolidated Financial Statements in this Annual Report on Form 10-K). During the year ended December 31, 2002, we recorded an impairment loss of approximately $8.8 million, of which approximately $3.9 million was related to the write-down of certain assets related to our investment in an Internet, intra-state gaming platform and related technology and approximately $4.9 million, which was related to the write-off of our option to invest in the Internet wagering business with Kerzner Interactive (see Note 6 to the Consolidated Financial Statements in this Annual Report on Form 10-K). During the year ended December 31, 2001, we recorded an impairment loss of approximately $4.0 million related to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas (see Note 6 to the Consolidated Financial Statements in this Annual Report on Form 10-K). During the year ended December 31, 1999, we recorded an impairment loss of approximately $137.4 million, of which $125.2 million was related to the write-down of assets at Station Casino St. Charles based on our near-term investment objectives. The balance of the impairment loss in 1999 resulted primarily from our determination to sell a 40-acre parcel of land in Henderson, Nevada, to reflect the value of the land as a non-gaming site.

(e)
On February 9, 2004, we entered into an agreement to settle a lawsuit that centered on allegations of improper conduct by our former Missouri legal counsel for $38 million ($24.7 million, net of the related tax benefit) (see Note 15 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(f)
During the year ended December 31, 2003, we increased our development resources in an effort to identify potential gaming opportunities, with an emphasis on expanding our management of Native American casinos. We expensed approximately $2.3 million of development costs, which will ultimately not be reimbursed, such as payroll, travel and legal expenses. Also included in development expense for the year ended December 31, 2003, is approximately $2.0 million of costs related to the Graton Rancheria project, which were made after achieving certain milestones on the project and are also not reimbursable (see Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

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

(h)
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

(i)
During the year ended December 31, 2000, we recorded approximately $4.4 million in costs related to litigation and fines stemming from investigatory proceedings in Missouri and Nevada.

(j)
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

Results of Operations

        The following table highlights the results of our operations (dollars in thousands):

	Year ended December 31, 2003	Percent change	Year ended December 31, 2002	Percent change	Year ended December 31, 2001
Net revenues—total	$858,089	8.2%	$792,865	(5.3)%	$836,857
Major Las Vegas Operations (a)	781,061	1.6%	768,813	(3.6)%	797,213
Management fees (b)	46,711	862.5%	4,853	616.8%	677
Other Operations and Corporate (c)	30,317	57.9%	19,199	(50.7)%	38,967
Operating income (loss)—total	$141,071	(3.3)%	$145,910	5.5%	$138,335
Major Las Vegas Operations (a)	170,566	(7.9)%	185,170	7.3%	172,539
Management fees (b)	46,711	862.5%	4,853	616.8%	677
Other Operations and Corporate (c)	(76,206)	(72.8)%	(44,113)	(26.5)%	(34,881)
Cash flows provided by (used in):
Operating activities	$196,451	47.8%	$132,898	12.8%	$117,768
Investing activities	(184,317)	(205.2)%	(60,393)	87.6%	(485,398)
Financing activities	(9,201)	88.4%	(79,283)	(144.6)%	177,763

(a)
The Major Las Vegas Operations include the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho (since January 4, 2001) and Fiesta Henderson (since January 30, 2001).

(b)
Includes management fees from Thunder Valley (since June 9, 2003), Green Valley Ranch Station (since December 18, 2001) and Barley's.

(c)
Other Operations and Corporate includes the wholly owned properties of Wild Wild West and Wildfire (since January 27, 2003), Southwest Gaming (sold September 30, 2001), and Corporate and Development expense.

  Net Revenues

        Consolidated net revenues for the year ended December 31, 2003 increased 8.2% to $858.1 million as compared to $792.9 million for the year ended December 31, 2002. The increase in consolidated net revenues was primarily due to management and development fees of approximately $40.3 million and $4.6 million, respectively, from Thunder Valley, which opened on June 9, 2003. We manage Thunder Valley in Sacramento, California on behalf of the United Auburn Indian Community ("UAIC") and receive a management fee of 24% of the facility's net income, as defined.

        Combined net revenues from our Major Las Vegas Operations increased 1.6% to $781.1 million for the year ended December 31, 2003 as compared to $768.8 million for the year ended December 31, 2002. The increase in combined net revenues was primarily due to the overall population growth in the Las Vegas valley, as well as the introduction of Jumbo Jackpot in April 2003. Jumbo Jackpot is an exclusive progressive slot jackpot that allows our Boarding Pass card members the opportunity to win between $50,000 and $150,000 just for playing slot machines at the Station properties. The increase in revenues was partially offset by a short-term slowdown in our business during the first part of 2003, as our customers were distracted by the events leading up to and including the war in Iraq.

        Consolidated net revenues for the year ended December 31, 2002 decreased 5.3% to $792.9 million as compared to $836.9 million for the year ended December 31, 2001. The decrease in consolidated net revenues was due in part to the prior year including the operations of Southwest Gaming, which was sold on September 30, 2001 and accounted for approximately $22.9 million of net revenue in 2001. In addition, revenues at Sunset Station declined due to the impact from Green Valley Ranch Station, which opened on December 18, 2001, and is accounted for under the equity method.

        Combined net revenues from our Major Las Vegas Operations decreased 3.6% to $768.8 million for the year ended December 31, 2002 as compared to $797.2 million for the year ended December 31, 2001. The decline in combined net revenues was due in large part to a decline in revenues at Sunset Station due to the impact from Green Valley Ranch Station. Total net revenues from all properties that we manage (including Green Valley Ranch Station) increased by 10.4% over the same period.

  Operating Income/Operating Margin

        In analyzing year-to-year comparative operating results, management takes into consideration the effect of certain charges and credits on operating income. The following table identifies these charges and credits and the resulting operating income and operating margins, excluding such charges and credits (dollars in thousands):

	Years ended December 31,
	2003	2002	2001
Operating income	$141,071	$145,910	$138,335
Operating margin	16.4%	18.4%	16.5%
Certain charges/credits:
Thunder Valley development fee	(4,595)	—	—
Impairment loss	18,868	8,791	4,001
Litigation settlement	38,000	—	—
Preopening expenses	—	—	6,413
Gain on sale of properties	—	—	(1,662)
Operating income, excluding certain charges/credits	$193,344	$154,701	$147,087
Operating margin, excluding certain charges/credits	22.5%	19.5%	17.6%

        Consolidated operating income, excluding certain charges/credits, increased 25.0% in the year ended December 31, 2003 as compared to the year ended December 31, 2002. This increase is primarily due to management fees of approximately $40.3 million from Thunder Valley, which opened on June 9, 2003. As a result, our consolidated operating margin, excluding certain charges/credits, improved 3.0 percentage points in the year ended December 31, 2003 as compared to the year ended December 31, 2002.

        Consolidated operating income, excluding certain charges/credits, increased 5.2% in the year ended December 31, 2002 as compared to the year ended December 31, 2001. This increase is due to an aggressive cost containment program we implemented as part of our continued focus on operating efficiencies and realizing synergies from the acquisition of Santa Fe Station, Fiesta Rancho and Fiesta Henderson and the opening of Green Valley Ranch Station. As a result, our consolidated operating margin, excluding certain charges/credits, improved 1.9 percentage points in the year ended December 31, 2002 as compared to the year ended December 31, 2001.

        The following table highlights our various sources of revenues and expenses as compared to prior years (dollars in thousands):

	Year ended December 31, 2003	Percent change	Year ended December 31, 2002	Percent change	Year ended December 31, 2001
Casino revenues	$648,664	1.7%	$638,113	(3.2)%	$659,276
Casino expenses	265,203	2.6%	258,383	(10.2)%	287,637
Margin	59.1%		59.5%		56.4%
Food and beverage revenues	$133,676	(0.1)%	$133,811	(4.4)%	$139,983
Food and beverage expenses	87,783	11.5%	78,738	(8.1)%	85,719
Margin	34.3%		41.2%		38.8%
Room revenues	$50,460	3.9%	$48,579	2.1%	$47,558
Room expenses	19,580	3.1%	19,000	(1.5)%	19,289
Margin	61.2%		60.9%		59.4%
Other revenues	$45,943	12.6%	$40,790	(34.4)%	$62,179
Other expenses	15,452	(5.1)%	16,276	(54.3)%	35,620
Management fees	$46,711	862.5%	$4,853	616.8%	$677
Selling, general and administrative expenses	$161,643	0.4%	$161,038	(3.0)%	$165,977
Percent of net revenues	18.8%		20.3%		19.8%
Corporate expense	$33,039	3.4%	$31,946	23.1%	$25,952
Percent of net revenues	3.9%		4.0%		3.1%
Earnings from joint ventures	$20,604	82.4%	$11,293	351.0%	$2,504

        Casino.    Casino revenues increased 1.7% for the year ended December 31, 2003 as compared to the year ended December 31, 2002 due to the same factors affecting the combined net revenues for our Major Las Vegas Operations. The casino profit margin decreased slightly by 0.4 percentage points for the year ended December 31, 2003 as compared to the year ended December 31, 2002, as casino expenses increased 2.6% over the same periods due primarily to marketing expenses related to the introduction of Jumbo Jackpot.

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

        Food and Beverage.    Food and beverage revenues were essentially flat for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Food covers increased 7.3% while the average guest check decreased 8.0% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The decrease in the average guest check was a result of selected menu price reductions, primarily in the buffet, which were implemented as part of a new marketing program. The lower prices, as well as an aggressive marketing campaign promoting the buffet, drove additional volume resulting in an increase in food covers. As a result of the additional volume, food and beverage expenses increased over the same period. Food and beverage costs also increased due to increases in selected food cost items and marketing costs promoting the buffet.

        Food and beverage revenues decreased 4.4% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Notwithstanding the decrease in food and beverage revenues, the food and beverage net profit margin increased 2.4 percentage points over the same period. We were able to increase our food and beverage net profit margin, despite the decline in revenues, by taking advantage of economies of scale in terms of purchasing power as well as implementing additional cost cutting measures. Food covers declined by 1.4% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The reduction in food covers was due to generally soft economic conditions, as well as additional competition in the market from new restaurants. The average guest check decreased 3.9% over the same periods, which was due primarily to selected menu price reductions.

        Room.    Room revenues increased 3.9% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Room occupancy increased to 94% from 91%, while the average daily room rate remained constant at $50 for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase in occupancy percentage was primarily due to a general increase in travel to Las Vegas during 2003.

        Room revenues increased 2.1% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Room occupancy increased to 91% from 88%, while the average daily room rate decreased to $50 from $52 over the same periods.

        Other.    Other revenues primarily include income from the gift shops, bowling, entertainment, leased outlets and arcades. Other revenues increased 12.6% for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily due to development fees received from Thunder Valley of approximately $4.6 million, net of certain expenses and approximately $1.5 million in rental income from an industrial business center, located adjacent to Wild Wild West, which we purchased in the second quarter of 2003. The increase in other revenues was partially offset by insurance proceeds of approximately $1.6 million that we received in the first quarter of 2002.

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

        Management Fees.    We manage Thunder Valley on behalf of the UAIC and receive a management fee equal to 24% of net income, as defined. In addition, we are the managing partner for both Green Valley Ranch Station and Barley's and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch Station and 10% of EBITDA from Barley's. For the year ended December 31, 2003, management fees increased to approximately $46.7 million as compared to $4.9 million for the year ended December 31, 2002. The increase is directly related to approximately $40.3 million of management fees from Thunder Valley, as well as increased earnings at Green Valley Ranch Station.

        For the year ended December 31, 2002, management fees increased to approximately $4.9 million, as compared to $0.7 million for the year ended December 31, 2001. The increase in management fees is directly related to Green Valley Ranch Station, which opened on December 18, 2001.

        Selling, General and Administrative ("SG&A").    SG&A as a percentage of net revenues decreased to 18.8% in the year ended December 31, 2003 as compared to 20.3% in the year ended December 31, 2002. A large portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A to net revenues decreased. SG&A expenses increased slightly by 0.4% to $161.6 million for the year ended December 31, 2003, from $161.0 million for the year ended December 31, 2002.

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

        Corporate Expense.    Corporate expense as a percentage of net revenues decreased slightly to 3.9% in the year ended December 31, 2003 as compared to 4.0% in the year ended December 31, 2002. Corporate expenses increased to approximately $33.0 million for the year ended December 31, 2003 as compared to approximately $31.9 million for the year ended December 31, 2002. The increase is primarily due to additional employer taxes on stock option exercises in 2003 of approximately $1.1 million.

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

        Development Expense.    Total development expenses for the year ended December 31, 2003 were approximately $4.3 million. We have increased our development resources in an effort to identify potential gaming opportunities, with an emphasis on expanding our management of Native American casinos. We expensed approximately $2.3 million of development costs, which will ultimately not be reimbursed, such as payroll, travel and legal expenses. Also included in development expense for the year ended December 31, 2003, is approximately $2.0 million of costs related to the Graton Rancheria project, which were made after achieving certain milestones on the project and are also not reimbursable (see "Future Development").

        Depreciation and Amortization.    Depreciation and amortization increased slightly by 0.5% to approximately $73.1 million for the year ended December 31, 2003 as compared to $72.8 million for the year ended December 31, 2002. This increase was due primarily to capital spent in 2003 and the addition of new restaurants at Santa Fe Station and Fiesta Henderson during 2003, which was partially offset by a portion of the original equipment at Texas Station and Sunset Station having been fully depreciated during 2002.

        Depreciation and amortization increased 4.6% in the year ended December 31, 2002 to $72.8 million as compared to $69.6 million in the year ended December 31, 2001. The increase is due primarily to capital spent throughout 2001, which included the retheming of The Reserve to a Fiesta-branded property, the completion of the expansion project at Santa Fe Station and the purchase of new slot machines and a new slot system. This increase was offset partially due to a portion of the original equipment at Texas Station and Sunset Station having been fully depreciated during 2002.

        Impairment Loss.    We recorded an impairment loss of approximately $18.9 million, $8.8 million and $4.0 million in the years ended December 31, 2003, 2002 and 2001, respectively, to adjust the carrying value of our goodwill and other assets to their estimated fair value. The $18.9 million impairment loss in 2003 related to the write off of approximately $17.5 million in goodwill at Fiesta Rancho in accordance with SFAS No. 142 as a result of reduced growth assumptions (see Change in Accounting Principle). The remaining $1.4 million impairment loss in 2003 was primarily related to the write off of our investment in a new slot product development. The impairment of this asset was based upon our decision to no longer pursue the development of certain slot products. As a result, all of the development costs that we had incurred were written off, as they were deemed to have no value.

        During the year ended December 31, 2002, approximately $3.9 million of the impairment loss related to the write-down of certain assets related to our investments in an Internet, intra-state gaming platform and related technology. In May 2002, the Nevada Gaming Commission communicated that it had general concerns regarding the security and reliability of Internet gaming platforms. The impairment of these assets was based upon our decision to no longer pursue Nevada-based Internet gaming activities as a result of the uncertainty of regulatory approval of these types of activities. As a result, all of the hardware, software and internal development costs that we had incurred were written off in 2002, as they were deemed to have no value. In addition, approximately $4.9 million of the impairment loss was related to our option to invest in an Internet wagering business. In February 2002, we announced that we intended to purchase a 50% interest in Kerzner Interactive Limited (formerly SunOnline Limited) ("Kerzner Interactive"), a wholly owned subsidiary of Kerzner International Limited (formerly Sun International Hotels Limited) ("Kerzner"). Kerzner Interactive was to be the exclusive vehicle for both Kerzner and us to pursue the Internet wagering business. In July 2002, we converted our agreement to acquire a 50% interest in Kerzner Interactive into an option to do so, and paid $4.5 million for such option. Kerzner decided to discontinue Kerzner Interactive, as it targeted Internet wagering only from jurisdictions that permitted online gaming. As these jurisdictions became more restrictive in their acceptance of Internet gaming, the market size was reduced and competition intensified, resulting in a substantial decrease in the probability of achieving profitability in the short-to-medium term. As a result, we have written-off the option payment and other costs related to this investment.

        During the year ended December 31, 2001, we recorded an impairment loss with respect to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas. This impairment loss was necessary because, after evaluating all of our options, we determined not to develop a casino on this site. The assets included capitalized rent and design costs, which had no value after we made the decision not to develop a gaming facility on this parcel. As of December 31, 2002, gaming was not permitted on this site due to zoning restrictions.

        Litigation Settlement.    On February 9, 2004, we entered into an agreement to settle a lawsuit brought in December 2000 by Fitzgeralds Sugar Creek, Inc., the City of Sugar Creek, Missouri and Phillip Griffith for $38 million ($24.7 million, net of the related tax benefit), which was paid on February 24, 2004. The lawsuit centered on allegations of improper conduct by our former Missouri legal counsel, Michael Lazaroff. We have asserted a claim against Mr. Lazaroff and his former law firm to recover all damages caused by Mr. Lazaroff's conduct. As part of that claim, we intend to seek reimbursement for, among other things, the amount we were required to pay to settle the Fitzgerald's litigation, as well as the attorney's fees and costs we incurred in defending that litigation. There can be no assurance that we will be successful in recovering all or any portion of costs or damages.

        Preopening Expenses.    Preopening expenses for the year ended December 31, 2001 were approximately $6.4 million, which included costs incurred prior to the acquisitions of Fiesta Rancho and Fiesta Henderson and costs incurred prior to the opening of Green Valley Ranch Station.

        Gain On Sale of Properties.    On September 30, 2001, we sold Southwest Gaming Services, Inc. ("Southwest Gaming"), our wholly owned subsidiary, to Blake L. Sartini, our former executive vice president and chief operating officer. We transferred our stock in Southwest Gaming to Mr. Sartini in exchange for our common stock valued at approximately $8.4 million. We recorded a gain on the sale of $1.7 million in the year ended December 31, 2001. The gain reflected the difference between the carrying value of our investment in the Southwest Gaming assets to be distributed of $6.7 million and the fair value of our common stock of $8.4 million, which was based on its average trading price for five days before September 30, 2001, the transaction closing date.

        Earnings From Joint Ventures.    We jointly own a 50% interest in Green Valley Ranch Station and Barley's, and a 6.7% interest in the Palms Casino Resort. We recorded our share of the earnings from these joint ventures of $20.6 million, $11.3 million and $2.5 million for the years ended December 31, 2003,

2002 and 2001, respectively. The increase in earnings from joint ventures for the year ended December 31, 2003 is primarily a result of increased earnings at Green Valley Ranch Station. The increase in earnings from joint ventures in the year ended December 31, 2002 is a result of Green Valley Ranch Station opening on December 18, 2001.

        Interest Expense.    Interest expense, net of capitalized interest, decreased 4.0% to $92.9 million in the year ended December 31, 2003 as compared to $96.8 million in the year ended December 31, 2002. Gross interest expense decreased approximately $2.4 million due to a decrease in our average cost of debt to 8.1% from 8.9% for the years ended December 31, 2003 and 2002, respectively. This decrease was offset somewhat by the effect of our interest rate swaps, which resulted in a reduction in interest expense of $3.6 million for the year ended December 31, 2003 as compared to a reduction of $10.7 million in the year ended December 31, 2002. Capitalized interest increased approximately $1.4 million for the year ended December 31, 2003 primarily due to interest capitalized for the construction of Red Rock Station (see "Future Development").

        Interest expense, net of capitalized interest, decreased 2.3% to $96.8 million in the year ended December 31, 2002 as compared to $99.1 million in the year ended December 31, 2001. Gross interest expense decreased approximately $11.1 million over the same periods due to a decrease of $80.6 million in total long-term debt from the prior year (excluding the interest rate swap mark-to-market adjustment). The decrease in interest expense was also related to a decrease in the average cost of debt to 8.9% for the year ended December 31, 2002 from 9.4% for the year ended December 31, 2001, which was directly related to the interest rate swaps that converted a portion of our fixed-rate debt to a floating rate. The net effect of the interest rate swaps resulted in a reduction in interest expense of $10.7 million for the year ended December 31, 2002 as compared to a reduction of $4.9 million in the year ended December 31, 2001.

        Interest and Other Expense from Joint Ventures.    For the years ended December 31, 2003, 2002 and 2001, we recorded $7.2 million, $6.3 million and $0.2 million, respectively, in interest and other expense related to our unconsolidated joint ventures. The increase in interest and other expense from joint ventures during the year ended December 31, 2003, is due to our 50% share of a loss on early retirement of debt of approximately $0.8 million related to the write-off of debt issuance costs at Green Valley Ranch Station (see "Description of Certain Indebtedness and Capital Stock—Green Valley Ranch Station Financing"). The increase in interest and other expense from joint ventures during the year ended December 31, 2002 is directly related to the opening of Green Valley Ranch Station on December 18, 2001.

        Interest Income.    During the year ended December 31, 2003, we recorded $4.8 million in interest income on our advances to the UAIC for development of Thunder Valley (see "Description of Certain Indebtedness and Capital Stock—United Auburn Indian Community Financing").

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

        During the year ended December 31, 2002, we recorded a loss on early retirement of debt of approximately $5.8 million, of which approximately $1.4 million relates to the write-off of the unamortized loan costs on our previous revolving facility. The remaining $4.4 million relates to the redemption of our $150 million 9 3/4% senior subordinated notes on October 18, 2002. We recorded a charge of approximately $10.1 million to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem our $150 million 9 3/4% senior subordinated notes, which was partially offset by approximately $5.7 million from the adjusted basis of the debt as a result of the fair value hedge termination that was tied directly to our $150 million 9 3/4% senior subordinated notes.

        During the year ended December 31, 2001, we recorded a loss on early retirement of debt of $12.7 million related to the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem our $198.0 million 10 1/8% senior subordinated notes which were due in 2006.

        In the first quarter of 2004, we repurchased or redeemed our 8 7/8% senior subordinated notes due 2008 and repurchased a portion of our 9 7/8% senior subordinated notes due 2010. As a result of the redemptions, we will record a loss on early retirement of debt of approximately $58 million in the first quarter of 2004. In addition, we have issued a tender offer and consent solicitation for our 8 3/8% senior notes due 2008, which is expected to close on March 17, 2004. As a result, we will have an additional loss on early retirement of debt in the first quarter of 2004 (see "Liquidity and Capital Resources—Senior and Senior Subordinated Notes").

        Change in Accounting Principle.    The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", in June 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002. As a result of an independent third party appraisal, we recorded an impairment loss of $13.3 million, net of the applicable tax benefit, during 2002 related to the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in our consolidated statements of operations.

Liquidity and Capital Resources

        The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects such as Red Rock Station, the Green Valley Ranch Station expansion and the Santa Fe Station expansion entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

        During the year ended December 31, 2003, we generated cash flows from operating activities of $196.5 million. In addition, we received approximately $39.3 million from Thunder Valley for the repayment and interest on our advances to the UAIC, approximately $33.1 million from the exercise of stock options and approximately $6.7 million from the sale of land, property and equipment. At December 31, 2003, we had total available borrowings of $365.0 million under the Revolving Facility, which is reduced by borrowings of $177.0 million and various lines of credit totaling approximately $9.3 million, leaving approximately $178.7 million outstanding as of December 31, 2003. We had $62.3 million in cash and cash equivalents as of December 31, 2003.

        During the year ended December 31, 2003, total capital expenditures were $179.7 million, of which approximately $57.9 million was for the remaining balance of the purchase price for approximately 70 acres of land at Charleston Boulevard and Interstate 215 (see "Future Development"), approximately

$28.8 million was for the purchase of approximately 17 acres of land near Wild Wild West, approximately $13.5 million was for the accelerated replacement of slot machines to take advantage of ticket-in, ticket-out technology, approximately $7.1 million was related to the purchase of the Wildfire Casino, approximately $5.3 million was for the purchase of approximately 13 acres of land, formerly leased, where Palace Station is located, approximately $7.4 million was related to the addition of new restaurants at Santa Fe Station and Fiesta Henderson, approximately $37.4 million was for maintenance capital expenditures and approximately $22.3 million was for various other projects. In addition to capital expenditures, we paid approximately $16.2 million in advances to the Federated Indians of Graton Rancheria ("FIGR") primarily to secure real estate for future development (see "Future Development"), exercised an option to purchase 32 acres of land in Southwest Las Vegas, adjacent to 35 acres of land previously owned (the "Durango Site"), for approximately $10.7 million, paid approximately $14.9 million in common stock dividends, paid approximately $6.4 million in conjunction with an agreement to purchase a 9-acre parcel of land adjacent to Wild Wild West, paid approximately $5.2 million in advances to the Gun Lake Tribe primarily to secure real estate for future development (see "Future Development"), purchased approximately 90 acres of land near Thunder Valley for approximately $4.2 million and purchased approximately 1.4 million shares of our common stock for approximately $25.1 million.

        Our primary cash requirements for 2004 are expected to include (i) approximately $30 million for the payment of common stock dividends, (ii) approximately $35 million for maintenance and other capital expenditures, (iii) approximately $33 million for the accelerated purchase of ticket-in, ticket-out slot machines (approximately $12.1 million of which relates to machines that were placed in service in 2003 but will not be paid for until 2004), (iv) approximately $70 million for the development and construction of Red Rock Station (see "Future Development"), (v) approximately $30 million for the expansion at Santa Fe Station, which will include a new movie theater complex, additional slot machines and other amenities, (vi) approximately $6.5 million for the construction of an ice skating rink at Fiesta Rancho, (vii) approximately $38 million ($24.7 million, net of the related tax benefit) to settle the Fitzgerald's litigation (see "Results of Operations—Litigation Settlement"), (viii) additional advances to the FIGR for development of the Graton Rancheria project, (ix) advances to the Gun Lake Tribe for the development of their project, (x) advances to the Mechoopda Indian Tribe for the development of their project (see "Future Development"), (xi) payments related to other potential Native American projects, (xii) principal and interest payments on indebtedness, (xiii) other strategic land purchases throughout the Las Vegas area and (xiv) opportunistic repurchases of our common stock.

        In January 2004, we completed an offering of $400 million senior subordinated notes due in January 2014 that bear interest at a rate equal to 6 1/2%. The proceeds from this offering were used to repay amounts outstanding on the Revolving Facility and to repurchase or redeem our $199.9 million 8 7/8% senior subordinated notes, which were due in 2008. In February 2004, we completed an offering of $350 million senior subordinated notes due in March 2016 that bear interest at a rate equal to 6 7/8%. The proceeds of this offering were used to repurchase a portion of our $375 million 9 7/8% senior subordinated notes due in July 2010. In March 2004, we completed an additional offering of $50 million of senior subordinated notes due in January 2014 and bear interest at a rate equal to 6 1/2%. This offering was an add-on to the $400 million senior subordinated notes issued in January 2004.

        In March 2004, we issued a tender offer and consent solicitation for the $400 million 8 3/8% senior notes due 2008. In March 2004, we also agreed to issue $450 million of 6% senior notes due in April 2012. The proceeds from this offering will be used to repurchase the $400 million of 8 3/8% senior notes. Subject to customary conditions and the tender of a majority in principal amount of the 8 3/8% senior notes the transaction is expected to close on March 17, 2004.

        We believe that cash flows from operations, available borrowings under the Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during 2004. However, we are continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

  Off Balance Sheet Arrangements

        As of December 31, 2003, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include a limited make-well agreement for $42.0 million related to the financing at Green Valley Ranch Station (see "Description of Certain Indebtedness and Capital Stock—Green Valley Ranch Station Financing"), a make-well agreement for an undetermined amount and completion guaranty related to the financing of Thunder Valley (see "Description of Certain Indebtedness and Capital Stock—United Auburn Indian Community Financing") and interest rate swaps with a combined notional amount of $250.0 million (see "Description of Certain Indebtedness and Capital Stock—Senior and Senior Subordinated Notes").

        The following table summarizes our contractual obligations and commitments (amounts in thousands):

	Contractual obligations
	Long-term debt (a)	Operating leases (b)	Other long-term obligations (c)	Total contractual cash obligations
As of December 31,
2004	$22	$13,586	$45,132	$58,740
2005	5,358	10,805	50,536	66,699
2006	26	9,244	6,582	15,852
2007	177,022	9,233	5,391	191,646
2008	600,554	9,211	2,213	611,978
Thereafter	373,886	490,886	—	864,772

Total	$1,156,868	$542,965	$109,854	$1,809,687

(a)
See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(b)
See Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)
Other long-term obligations are comprised of employment contracts, slot purchases and the purchase of land on which Wild Wild West is located.

Future Development

  Red Rock Station

        In May 2003, we paid $57.9 million to complete the acquisition of approximately 70 acres of land in the Summerlin master-planned community in Las Vegas, Nevada. The land is located on Charleston Boulevard at the Interstate 215/Charleston interchange, which is the future site of Red Rock Station. The total purchase price for the land was approximately $64 million. The initial phase of the property is expected to include 60 table games and 2,700 slot machines. The property is expected to also include 400 hotel rooms, 45,000 square feet of meeting space, 16 movie theaters, a 20,000 square foot spa facility and several restaurants, including a buffet. The cost of the project is expected to be approximately $450 million to $475 million, of which approximately $74 million has been spent as of December 31, 2003. We believe the construction of the project will begin in mid- 2004 and be complete in late 2005 or early 2006.

  Santa Fe Station Expansion

        We are currently expanding Santa Fe Station, which will add more than 20,000 square feet of additional casino space, 350 slot machines, a new 16-screen movie theater complex, an upgrade of the property's bowling center, a new entertainment venue and bar, a new Kid's Quest facility and other amenities. The expansion project will also include the removal of the ice arena. We believe that the expansion will cost approximately $50 million and is expected to be completed in the first quarter of 2005.

  Fiesta Rancho Expansion

        We plan to begin a 31,000 square-foot expansion project at Fiesta Rancho in April 2004, which will bring a new ice arena to the property, complete with concession area, pro shop, locker rooms and private special event rooms. We believe that the project will cost approximately $6.5 million and will be completed by September 2004.

  Green Valley Ranch Station Expansion

        In the fourth quarter of 2003, we began a $110 million expansion at Green Valley Ranch Station. The expansion will include 296 hotel rooms, 25,500 square feet of additional meeting space, approximately 200 slot machines and an expanded spa facility. Construction on the project is expected to be complete in the fourth quarter of 2004.

  The Federated Indians of Graton Rancheria

        In April 2003, we entered into Development and Management Agreements with the FIGR pursuant to which we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist it in designing, developing and financing the project and, upon opening we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 22% of the facility's net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

        In August 2003, the FIGR and we entered into an option to purchase 360 acres of land just west of Rohnert Park's city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from Highway 101 and approximately 43 miles from San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission ("NIGC"). No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such government and regulatory approvals, we likely will contribute significant financial support to the project. As of December 31, 2003, we had advanced approximately $16.2 million toward the development of this project, primarily to secure real estate for future development. In addition, we will make approximately $11.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2003, approximately $2.0 million of these payments have been made. The proposed project is expected to be completed in approximately three to four years, but there can be no assurance that it will be completed within that timeframe or at all.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan.

        We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. We may pay an additional $12.0 million in total in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Prior to obtaining financing for the project, we expect to advance $10 million to $15 million to Gun Lake for the acquisition of land and other development costs. As of December 31, 2003, we had advanced approximately $5.2 million toward the development of this project, primarily to secure real estate for future development. Although no firm construction budget has been established, we expect that the total cost of the development and construction of the project would be less than $200 million. Funds advanced by us are expected to be repaid with the proceeds of the project financing or from Gun Lake's gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project would include up to 2,500 slot machines, 75 table games, a buffet, specialty restaurants and an entertainment venue. Construction of the project includes the conversion of an existing 192,000 square foot building into the entertainment facility. Development of the entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Michigan, the United States Department of the Interior accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such governmental and regulatory approvals, we will contribute significant financial support to the project. The proposed project is expected to be completed in 2005, but there can be no assurance that it will be completed at that time or at all.

  Mechoopda Indian Tribe

        In January 2004, we entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. We will assist the MITCR in developing and operating a gaming and entertainment facility to be located in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining financing for the facility, we expect to advance $5 million to $10 million to the MITCR for the acquisition of land and other development costs. Although no firm construction budget has been established, we expect the total cost of the development and construction of the facility will be less than $80 million. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR's gaming revenues. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. The proposed facility will be located on approximately 650 acres on State Route 149, at the intersection with Highway 99. As currently contemplated, the facility will include approximately 500 slot machines, 10 table games and dining and entertainment amenities. We anticipate the gaming and entertainment facility will be open some time during 2005, but there can be no assurance that it will be completed at that time or at all.

  North Fork Rancheria of Mono Indian Tribe

        In March 2004, we entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians ("Mono"), a federally recognized Native American tribe located in central California. We will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Although no firm construction budget has been established, we expect the total cost of the development and construction of the facility will be less than $225 million. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 70 table games and dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. We anticipate the gaming and entertainment facility will be open some time in late 2007, but there can be no assurance that it will be completed at that time or at all.

  Land Acquisition

        We have acquired certain parcels of land in the Las Vegas valley and in Sacramento, California as part of our development activities. Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to secure additional, acceptable financing in order to proceed with any particular project. As of December 31, 2003, we had $119.2 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 177 acres in the Las Vegas valley and 188 acres in the Sacramento area near Thunder Valley. In addition, we have options to purchase a total of 34 acres adjacent to one of the sites in the Las Vegas valley. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, currently consists of 67 acres. In April 2003, we exercised our option to purchase 32 acres of land adjacent to 35 acres of land previously owned at the Durango site for $10.7 million. The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas. We are leasing (with an option to purchase) 34 acres of the site and own the adjacent 34-acre parcel. We also own a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215 and a 27-acre gaming-entitled parcel at the intersection of Boulder Highway and Nellis Boulevard. We also purchased approximately 90 acres of land, which is adjacent to the 98 acres previously purchased near Thunder Valley for approximately $4.2 million in September 2003.

        We exercised our option to purchase the 19-acre parcel of land on which Wild Wild West is located in 2003. Pursuant to the lease, the purchase will take place in July 2005 at the fair market value of the land but not less than $27 million or not more than approximately $36 million. No amounts related to this purchase option have been recorded on our consolidated balance sheets at December 31, 2003. In May 2003, we also purchased approximately 17 acres of land adjacent to Wild Wild West for approximately $28.8 million. This property currently includes approximately 270,000 square feet of office and warehouse space in a number of low-rise buildings. Also in 2003, we paid approximately $6.4 million in conjunction with an agreement to purchase a 9-acre parcel of land adjacent to Wild Wild West.

Regulation and Taxes

        We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the National Indian Gaming Commission and tribal gaming agency of the UAIC. The UAIC and a number of other Native American tribes in California are currently renegotiating certain provisions of the Tribal State Gaming Compacts ("Compacts") to which they are a party. Although it is unclear what changes, if any, may ultimately be made to the Compacts, such renegotiation may result in an increase in the fees paid by the UAIC and other Native American tribes to the State of California, an increase in the number of gaming devices that a Native American tribe may operate and other obligations that are not currently required by the existing Compacts. Changes in applicable laws, regulations or Compact provisions could have a significant impact on our operations.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. In 2003, the Nevada legislature enacted various tax increases, which raised the tax on gross gaming revenue from 6.25% to 6.75%. In addition, a payroll tax was enacted as well as increases in the taxes on alcohol and cigarettes. The various taxes went into affect at various points throughout the second half of 2003 and the Company anticipates that the annual impact of these new taxes and tax increases will be approximately $5 million.

        We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on our operating results.

  Cash Transaction Reporting Violations

        In April 2003, we became aware of violations of certain gaming regulations regarding the reporting of certain cash transactions. We self-reported these violations to the Nevada State Gaming Control Board. We, along with the Nevada State Gaming Control Board, are investigating the violations. We are currently unable to determine the amount of fines or extent of sanctions, if any, which may be levied by the Nevada State Gaming Control Board or the Federal Government. We believe the eventual outcome of this matter will occur in 2004.

Description of Certain Indebtedness and Capital Stock

  Revolving Facility

        In September 2002, we completed our $365.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility contains no principal amortization and matures in September 2007. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility). As of December 31, 2003, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.25%. As of December 31, 2003, the fee for the unfunded portion of the Revolving Facility was 0.375%. Pursuant to the terms of the Revolving Facility, we have requested to increase the available borrowings to $500 million.

        The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of December 31, 2003, the Borrowers' funded debt to Adjusted EBITDA ratio was 0.76 to 1.00 and the fixed charge coverage ratio was 2.62 to 1.00. In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.00 to 1.00 through June 30, 2005, which reduces to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. As of December 31, 2003, our consolidated funded debt to Adjusted EBITDA ratio was 3.58 to 1.00. We have pledged the stock of all of our major subsidiaries.

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

        In January 2004, we completed an offering of $400 million senior subordinated notes due in January 2014 that bear interest at a rate equal to 6 1/2%. The proceeds from this offering were used to repay amounts outstanding on the Revolving Facility and to repurchase or redeem the $199.9 million 8 7/8% senior subordinated notes, which were due in 2008. In February 2004, we completed an offering of $350 million senior subordinated notes due in March 2016 that bear interest at a rate equal to 6 7/8%. The proceeds of this offering were used to repurchase a portion of the $375 million 9 7/8% senior subordinated notes due in July 2010. In March 2004, we completed an additional offering of $50 million of senior subordinated notes due in January 2014 and bear interest at a rate equal to 6 1/2%. This offering was an add-on to the $400 million senior subordinated notes issued in January 2004.

        As a result of the redemptions, we will record a loss on early retirement of debt of approximately $58 million in the first quarter of 2004. Approximately $147.6 million of the $199.9 million 8 7/8% senior subordinated notes were redeemed pursuant to a tender offer and consent solicitation and the remaining $52.3 million were redeemed pursuant to our call option. Approximately $357.5 million of the $375 million 9 7/8% senior subordinated notes were redeemed pursuant to a tender offer and consent solicitation and the remaining $17.4 million will remain outstanding. The consent solicitations effectively eliminated all of the covenants from the remaining 9 7/8% senior subordinated notes.

        In March 2004, we issued a tender offer and consent solicitation for the $400 million 8 3/8% senior notes due 2008. In March 2004, we also agreed to issue $450 million of 6% senior notes due in April 2012. The proceeds from this offering will be used to repurchase the $400 million of 8 3/8% senior notes. Subject to customary conditions and the tender of a majority in principal amount of the 8 3/8% senior notes the transaction is expected to close on March 17, 2004.

        The following actual and unaudited pro forma information has been prepared assuming that the offerings and redemptions of our senior and senior subordinated notes mentioned above had occurred as of December 31, 2003 (amounts in thousands):

	December 31, 2003
	Actual	Proforma
		(unaudited)
Revolving Facility due September 30, 2007, weighted average interest rate of approximately 3.5%	$177,000	$—
6% senior notes due April 1, 2012	—	448,214
8 3/8% senior notes due February 15, 2008(a)	400,000	—
6 1/2% senior subordinated notes due February 1, 2014	—	450,000
6 7/8% senior subordinated notes due March 1, 2016	—	350,000
9 7/8% senior subordinated notes due July 1, 2010	373,886	17,410
8 7/8% senior subordinated notes due December 1, 2008	199,900	—
Other long-term debt, interest at 6.0% maturity dates ranging from 2004 to 2007	6,082	6,082

Total long-term debt	1,156,868	1,271,706
Current portion of long-term debt	(22)	(22)
Market value of interest rate swaps	12,089	380

Total long-term debt, net	1,168,935	$1,272,064

(a)
Assumes all of the 8 3/8% senior notes were repurchased.

        The indentures (the "Indentures") governing our senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit the Company and its subsidiaries' ability to incur additional debt. At December 31, 2003, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.92 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. The covenants for the Senior Notes are essentially the same as our Notes, except there are limitations on restricted payments and restricted investments, which limits payments of dividends and investments. In addition, the indenture governing the Senior Notes contains a limitation on liens we can incur.

        During 2001, we entered into various interest rate swaps with members of our bank group to manage interest expense. The interest rate swaps have converted a portion of our fixed-rate debt to a floating rate. As of December 31, 2003, we had one remaining interest rate swap agreement with a total notional amount of $50.0 million in which we pay a floating rate at December 31, 2003 of approximately 3.54% and receive a fixed rate at December 31, 2003 of approximately 8.38%. The interest rate swap terminates in 2008. The net effect of all of the interest rate swaps resulted in a reduction in interest expense of $3.6 million, $10.7 million and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        In February 2004, we entered into two additional interest rate swaps with a combined notional amount of $200 million that is tied directly to our 6 1/2% senior subordinated notes that we issued in January 2004. The interest rate swaps will convert a portion of our fixed-rate debt to a floating rate based upon the six-month LIBOR rate. At inception, we pay a floating rate of six-month LIBOR plus 1.80% and receive a fixed rate of 6 1/2%. The interest rate swaps terminate in 2014.

        On October 18, 2002, we redeemed the $150 million 9 3/4% senior subordinated notes. The redemption was funded with proceeds from the Revolving Facility. We recorded a charge of approximately $10.1 million during the year ended December 31, 2002, to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the $150 million 9 3/4% senior subordinated notes. This charge was partially offset by approximately $5.7 million from the adjusted basis of the debt as a result of the fair value hedge termination that was tied directly to the $150 million 9 3/4% senior subordinated notes, as discussed below. In addition, we recorded a loss on early retirement of debt of approximately $1.4 million in 2002 to reflect the write-off of the unamortized loan costs on the previous revolving facility.

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

        The interest rate swaps that we entered into qualify for the "shortcut" method allowed under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded assets of $3.9 million and $5.3 million as of December 31, 2003 and 2002, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

        In December 2002, we terminated an interest rate swap with a notional amount of $100 million, which was due to terminate in 2010. The interest rate swap was terminated at its market value and, as a result, we received approximately $9.5 million. This interest rate swap was tied directly to the $375 million 9 3/4% senior subordinated notes. The mark-to-market adjustment will be amortized as a reduction of interest expense over the original contract life of the interest rate swap and as of December 31, 2003 the remaining balance of $8.2 million is included in long-term debt. A majority of this mark-to-market adjustment will be included in the calculation of the net loss on early retirement of debt in the first quarter of 2004 as a result of the redemption of a majority of the $375 million 9 7/8% senior subordinated notes in February 2004.

  Green Valley Ranch Station Financing

        Green Valley Ranch Station is owned by a 50/50 joint venture between us and GCR Gaming. The joint venture financed Green Valley Ranch Station with a group of banks, and originally provided for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points. In December 2003, Green Valley Ranch Station entered into an Amended and Restated Loan Agreement, which replaced the original financing. The available borrowings have been increased to $250.0 million as of December 31, 2003. The proceeds from the amended agreement were used to pay off secured equipment and other financing and to fund the expansion of the facility. Green Valley Ranch Station has entered into an agreement to swap the majority of its floating rate to a fixed rate that will approximate 7.0% during the term of the loan. The loan requires a limited make-well of $42.0 million, if necessary (based on operating results of the property). Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants. The make-well is a joint and several obligation of each partner, with GCR Gaming's obligation collateralized. The make-well agreement will terminate upon achieving a post expansion debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees of at least $42.0 million. As of December 31, 2003, the debt to Adjusted EBITDA ratio was 2.62 to 1.00. The outstanding balance of the Green Valley Ranch Station revolving credit facility as of December 31, 2003, was approximately $150.0 million.

        In December 2001 and March 2002, Green Valley Ranch Station entered into interest rate swaps that have converted a portion of its floating rate debt to a fixed rate and are matched to a portion of its revolving facility. At December 31, 2003, the combined notional amount of the interest rate swaps was $108.0 million, and decreases by varying amounts each quarter. As of December 31, 2003, Green Valley Ranch Station was paying a weighted average fixed rate of 4.33% on the interest rate swaps and was receiving a weighted average floating rate based on three-month LIBOR of 1.15%. These interest rate swaps were also priced to have no value at inception. As a result of the mark-to-market valuation of the interest rate swaps, we recorded approximately $1.3 million and $1.7 million as of December 31, 2003 and December 31, 2002, respectively, for our share of the Green Valley Ranch Station interest rate swaps in accumulated other comprehensive loss in our consolidated balance sheets.

  United Auburn Indian Community Financing

        We have entered into a Development Services Agreement and a Management Agreement with the UAIC. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, we developed, with the UAIC, Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003. On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC. The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the United States Department of the Interior's decision to accept the land into trust. Immediately following the District Court's decision, the plaintiffs appealed the decision to the United States Court of Appeals for the District of Columbia. On November 14, 2003, the Court of Appeals affirmed the dismissal of the lawsuit by the District Court. On February 15, 2004, the Citizens for Safer Communities filed a petition for writ of certiorari with the United States Supreme Court, seeking to appeal the decision of the Court of Appeals. The remaining plaintiffs did not seek to appeal that decision. Notwithstanding the Court of Appeals' decision and the acceptance of the land into trust, there can be no assurances as to the ultimate outcome of the Citizens for Safer Communities' pending efforts to appeal that decision. Our seven-year Management Agreement was approved by the National Indian Gaming Commission and expires in June 2010. We receive a management fee equal to 24% of the facility's net income, as defined, which totaled approximately $40.3 million for the year ended December 31, 2003. We also received a development fee equal to 2% of the cost of the project upon the opening of the facility, which totaled approximately $4.6 million, net of certain expenses, for the year ended December 31, 2003, and is included in other operating revenues on our consolidated statements of operations.

        Thunder Valley has 1,906 Class III slot machines, 111 table games, including a private VIP gaming area, a 500-seat bingo room, three specialty restaurants, a 500-seat buffet, a food court, a center pit bar and parking for over 4,500 vehicles. We assisted the UAIC in obtaining $215.0 million of financing for the project through a group of lenders, and we provided an unlimited completion guaranty and credit support for all amounts outstanding under such financing. Based on the current level of operating results of Thunder Valley, we expect the credit support to terminate in June 2004. We have evaluated our obligations related to the completion guaranty in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" and have determined that the fair value of the obligation is not material. Prior to the completion of the financing, we advanced approximately $46.9 million to the UAIC for the development of Thunder Valley. The entire balance was repaid in 2003. Our advances carried an interest rate of 10%. The interest on our advances to the UAIC was approximately $4.8 million and is included in interest income in our consolidated statements of operations for the year ended December 31, 2003.

  Common Stock

        We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 70,912,227 shares of which were issued and 10,121,677 shares of which were held in treasury as of December 31, 2003. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

        On July 21, 2003 and October 1, 2003, our Board of Directors declared a quarterly cash dividend of $0.125 per share. On September 4, 2003, we paid a quarterly cash dividend of approximately $7.4 million to shareholders of record on August 14, 2003. On December 4, 2003, we paid a quarterly cash dividend of approximately $7.5 million to shareholders of record on November 13, 2003.

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

  Treasury Stock

        During the year ended December 31, 2003, we repurchased approximately 1.4 million shares of our common stock for approximately $25.1 million. We are authorized to repurchase up to approximately 19.5 million shares of our common stock. As of December 31, 2003, we had acquired approximately 10.1 million shares at a cost of approximately $134.5 million.

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

Critical Accounting Policies

  Significant Accounting Policies and Estimates

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies, including the determination of bad debt reserves, the estimated useful lives assigned to our assets, asset impairment, insurance reserves, purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed below, as well as where appropriate in this discussion and analysis and in the notes to our consolidated financial statements.

  Promotional Allowances

        We recognize as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Revenues include the retail value of food, beverage, rooms, entertainment and merchandise provided on a complimentary basis to customers. Such amounts are then deducted from revenues as promotional allowances on our consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses.

  Slot Club Programs

        Our Boarding Pass and Amigo Club player rewards programs (the "Programs") allow customers to redeem points earned from their gaming activity at all Station and Fiesta properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Programs are recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Programs is recorded in casino costs and expenses. We also record a liability for the estimated cost of the outstanding points under the Programs.

  Self-Insurance Reserves

        We are self insured up to certain stop loss amounts for workers' compensation, major medical and general liability costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities.

  Guarantee Obligations

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that future guarantee obligations be recognized as liabilities at inception of the guarantee contract and increases the disclosures required for current and future guarantee obligations. We adopted the initial recognition provisions of FIN 45 beginning January 1, 2003 and have included the disclosures required in the accompanying notes to our consolidated financial statements. The adoption of FIN 45 did not have a significant impact on our results of operations or financial position.

  Derivative Instruments

        We enter into interest rate swaps from time to time in order to manage interest rate risks associated with our current and anticipated future borrowings. The interest rate swaps that we have entered into qualify for the "shortcut" method allowed under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt.

  Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Our consolidated financial statements reflect all adjustments required by SFAS No. 144 as of December 31, 2003.

  Goodwill and Other Intangibles

        The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", in June 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002 and annually perform such test. In order to test for impairment of goodwill, we use the Income Approach, which focuses on the income-producing capability of the respective property. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the respective property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is then totaled to arrive at an indication of the fair value of the goodwill. If the fair value of the goodwill exceeds the carrying value, then impairment is measured based on the difference between the calculated fair value and the carrying value. Our consolidated financial statements reflect all adjustments required by SFAS No. 142 as of December 31, 2003.

  Capitalization of Interest

        We capitalize interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, we capitalize interest on amounts expended on the project at our weighted average cost of borrowed money.

  Income Taxes

        We are subject to income taxes in the United States of America and file a consolidated federal income tax return. We account for income taxes according to SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

        Our income tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe that we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters.

  Recently Issued Accounting Standards

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In October and December 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003 to the quarter ending March 31, 2004. For entities acquired after February 1, 2003, we were required to adopt FIN 46 for the quarter ended September 30, 2003. Our acquisition of our 50% interest in MPM, which we agreed to purchase in November 2003, was subject to the provisions of FIN 46 and as a result, we have consolidated MPM in our consolidated financial statements at December 31, 2003, as this entity qualifies as a variable interest entity.

        In April 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. We have determined that SFAS No. 149 will not have a significant impact on our results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS No. 150 to non-controlling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent's financial statements under SFAS No. 150. The FASB decided to defer the application of FASB No. 150 to these non-controlling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these non-controlling interests. We currently have no instruments impacted by the adoption of this statement and therefore the adoption did not have a significant impact on our results of operations or financial position.

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

        The following table provides information about our long-term debt at December 31, 2003 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Revolving Facility at a weighted average interest rate of approximately 3.5%	September 2007	$365,000	$177,000	$177,000
8 3/8% senior notes	February 2008	400,000	400,000	429,000
9 7/8% senior subordinated notes	July 2010	375,000	373,886	412,500
8 7/8% senior subordinated notes	December 2008	199,900	199,900	206,397
Other debt, interest at 6.0%	2004-2007	6,103	6,082	6,082
Market value of interest rate swaps		12,089	12,089	12,089

Total		$1,358,092	$1,168,957	$1,243,068

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

        The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	As of December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$—	$5,335	$—	$—	$599,900	$373,886	$979,121
Average interest rate	—	6.00%	—	—	8.54%	9.88%	9.04%
Variable-rate	$22	$23	$26	$177,022	$654	$—	$177,747
Average interest rate	6.00%	6.00%	6.00%	3.49%	6.00%	—	3.50%
Interest rate swaps:
Notional amount	$—	$—	$—	$—	$50,000	$—	$50,000
Average payable rate	—	—	—	—	3.54%	—	3.54%
Average receivable rate	—	—	—	—	8.38%	—	8.38%

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

         To the Board of Directors and Stockholders of Station Casinos, Inc.:

        We have audited the accompanying consolidated balance sheet of Station Casinos, Inc. and subsidiaries (a Nevada corporation) as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Station Casinos, Inc. and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles", and recorded a cumulative effect of a change in accounting principle in the first quarter of 2002.

Ernst & Young LLP

Las Vegas, Nevada
February 6, 2004, except for Note 15, as to which the date is March 5, 2004

INDEPENDENT AUDITORS' REPORT

         To the Board of Directors and Stockholders of
Station Casinos, Inc.:

We have audited the accompanying consolidated balance sheet of Station Casinos, Inc. and subsidiaries (the "Company") (a Nevada corporation) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Station Casinos, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles", and recorded a cumulative effect of a change in accounting principle in the first quarter of 2002.

Deloitte & Touche LLP

Las Vegas, Nevada
January 29, 2003

STATION CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$62,272	$59,339
Receivables, net	28,224	15,423
Inventories	5,110	4,875
Prepaid gaming tax	14,940	13,260
Prepaid expenses	7,114	5,765
Deferred income tax	16,804	3,847

Total current assets	134,464	102,509
Property and equipment, net	1,158,299	1,046,051
Goodwill and other intangibles, net	148,717	167,498
Land held for development	119,197	102,205
Investments in joint ventures	86,425	75,209
Note receivable	—	34,487
Other assets, net	98,870	70,388

Total assets	$1,745,972	$1,598,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$22	$122
Accounts payable	20,438	8,534
Accrued expenses and other current liabilities	121,856	80,143

Total current liabilities	142,316	88,799
Long-term debt, less current portion	1,168,935	1,165,600
Deferred income tax, net	65,285	52,777
Other long-term liabilities, net	29,497	20,493

Total liabilities	1,406,033	1,327,669

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 70,912,227 and 66,689,773 shares issued	497	454
Treasury stock, 10,121,677 and 8,730,872 shares, at cost	(134,534)	(109,462)
Additional paid-in capital	387,973	316,714
Deferred compensation—restricted stock	(27,003)	(20,232)
Accumulated other comprehensive loss	(1,334)	(1,695)
Retained earnings	114,340	84,899

Total stockholders' equity	339,939	270,678

Total liabilities and stockholders' equity	$1,745,972	$1,598,347

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the years ended December 31,
	2003	2002	2001
Operating revenues:
Casino	$648,664	$638,113	$659,276
Food and beverage	133,676	133,811	139,983
Room	50,460	48,579	47,558
Other	45,943	40,790	62,179
Management fees	46,711	4,853	677

Gross revenues	925,454	866,146	909,673
Promotional allowances	(67,365)	(73,281)	(72,816)

Net revenues	858,089	792,865	836,857

Operating costs and expenses:
Casino	265,203	258,383	287,637
Food and beverage	87,783	78,738	85,719
Room	19,580	19,000	19,289
Other	15,452	16,276	35,620
Selling, general and administrative	161,643	161,038	165,977
Corporate expense	33,039	31,946	25,952
Development expense	4,306	—	—
Depreciation and amortization	73,144	72,783	69,576
Impairment loss	18,868	8,791	4,001
Litigation settlement	38,000	—	—
Preopening expenses	—	—	6,413
Gain on sale of properties	—	—	(1,662)

	717,018	646,955	698,522

Operating income	141,071	145,910	138,335
Earnings from joint ventures	20,604	11,293	2,504

Operating income and earnings from joint ventures	161,675	157,203	140,839

Other income (expense):
Interest expense	(92,940)	(96,795)	(99,079)
Interest and other expense from joint ventures	(7,233)	(6,272)	(199)
Interest income	4,873	106	1,937
Loss on early retirement of debt	—	(5,808)	(12,732)
Other	1,802	1,322	(303)

	(93,498)	(107,447)	(110,376)

Income before income taxes and cumulative effect of change in accounting principle	68,177	49,756	30,463
Income tax provision	(23,834)	(18,508)	(11,094)

Income before cumulative effect of change in accounting principle	44,343	31,248	19,369
Cumulative effect of change in accounting principle, net of applicable income tax benefit of $7,170	—	(13,316)	—

Net income	$44,343	$17,932	$19,369

Basic and diluted earnings per common share:
Income before cumulative effect of change in accounting principle:
Basic	$0.76	$0.54	$0.34
Diluted	$0.72	$0.51	$0.32
Net income:
Basic	$0.76	$0.31	$0.34
Diluted	$0.72	$0.30	$0.32
Weighted average common shares outstanding:
Basic	58,371	57,845	57,693
Diluted	61,850	60,730	60,037
Dividends paid per common share	$0.25	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands)

	Common stock	Treasury stock	Additional paid-in capital	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
Balances, December 31, 2000	$427	$(41,882)	$288,794	$(6,050)	$—	$47,598	$288,887
Exercise of stock options	1	—	1,431	—	—	—	1,432
Issuance of restricted stock	13	—	15,116	(15,129)	—	—	—
Cancellation of restricted stock	—	—	(189)	189	—	—	—
Amortization of deferred compensation	—	—	—	1,480	—	—	1,480
Purchase of treasury stock, at cost (3,470 shares)	—	(49,145)	—	—	—	—	(49,145)
Sale of Southwest Gaming	—	(8,440)	—	—	—	—	(8,440)
Other	—	219	(4,898)	—	—	—	(4,679)
Net income	—	—	—	—	—	19,369	19,369

Balances, December 31, 2001	441	(99,248)	300,254	(19,510)	—	66,967	248,904
Exercise of stock options	11	—	12,322	—	—	—	12,333
Issuance of restricted stock	2	—	3,693	(3,695)	—	—	—
Amortization of deferred compensation	—	—	—	2,973	—	—	2,973
Purchase of treasury stock, at cost (743 shares)	—	(10,214)	—	—	—	—	(10,214)
Green Valley Ranch Station interest rate swap market valuation adjustment, net of income taxes	—	—	—	—	(1,695)	—	(1,695)
Other	—	—	445	—	—	—	445
Net income	—	—	—	—	—	17,932	17,932

Balances, December 31, 2002	454	(109,462)	316,714	(20,232)	(1,695)	84,899	270,678
Exercise of stock options	39	—	58,724	—	—	—	58,763
Issuance of restricted stock	4	—	11,468	(11,472)	—	—	—
Amortization of deferred compensation	—	—	—	3,201	—	—	3,201
Purchase of treasury stock, at cost (1,391 shares)	—	(25,072)	—	—	—	—	(25,072)
Green Valley Ranch Station interest rate swap market valuation adjustment, net of income taxes	—	—	—	—	361	—	361
Dividends paid	—	—	—	—	—	(14,902)	(14,902)
Other	—	—	1,067	1,500	—	—	2,567
Net income	—	—	—	—	—	44,343	44,343

Balances, December 31, 2003	$497	$(134,534)	$387,973	$(27,003)	$(1,334)	$114,340	$339,939

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$44,343	$17,932	$19,369

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,144	72,783	69,576
Tax benefit from exercise of stock options	25,620	3,194	332
Impairment loss	18,868	8,791	4,001
Earnings from joint ventures, net	(13,371)	(5,021)	(2,305)
Amortization of debt discount and issuance costs	3,156	4,082	6,376
Loss on early retirement of debt	—	5,808	12,732
Cumulative effect of change in accounting principle	—	20,486	—
Gain on sale of properties	—	—	(1,662)
Changes in assets and liabilities:
Receivables, net	(8,291)	2,432	10,944
Inventories and prepaid expenses	(3,264)	856	(3,666)
Deferred income tax	(449)	12,739	12,103
Accounts payable	11,904	(18,156)	4,939
Accrued expenses and other current liabilities	41,713	3,992	(15,274)
Other, net	3,078	2,980	303

Total adjustments	152,108	114,966	98,399

Net cash provided by operating activities	196,451	132,898	117,768

Cash flows from investing activities:
Capital expenditures	(179,655)	(20,138)	(449,888)
Note receivable	34,487	(24,086)	(4,565)
Purchase of land held for development	(19,117)	(4,925)	(15,094)
Proceeds from sale of land, property and equipment	6,670	13,123	12,900
Investments in joint ventures	2,329	(60)	(21,478)
Accrued construction contacts payable	—	—	5,534
Payments on construction contracts	—	(5,534)	(5,476)
Other, net	(29,031)	(18,773)	(7,331)

Net cash used in investing activities	(184,317)	(60,393)	(485,398)

Cash flows from financing activities:
Borrowings (payments) under bank facility with maturity dates less than three months, net	74,800	(25,900)	14,100
Borrowings under bank facility, maturity dates greater than three months	310,000	135,000	30,000
Payments under bank facility, maturity dates greater than three months	(385,000)	(40,000)	—
Principal payments on notes payable, net	(122)	(3,560)	(5,690)
Purchase of treasury stock	(25,072)	(10,214)	(49,145)
Exercise of stock options	33,143	9,139	1,100
Proceeds from interest rate swap termination	—	15,303	—
Redemption of senior subordinated notes	—	(155,685)	(206,247)
Proceeds from the issuance of senior notes	—	—	400,000
Payment of dividends	(14,902)	—	—
Debt issuance costs	(792)	(3,665)	(8,110)
Other, net	(1,256)	299	1,755

Net cash (used in) provided by financing activities	(9,201)	(79,283)	177,763

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	2,933	(6,778)	(189,867)
Balance, beginning of year	59,339	66,117	255,984

Balance, end of year	$62,272	$59,339	$66,117

Supplemental cash flow disclosures:
Cash paid for interest, net of $3,496, $2,065 and $10,918 capitalized	$91,629	$92,553	$91,255
Cash paid (received) for income taxes, net	$1,329	$(2,567)	$(17,288)
Supplemental disclosure of non-cash items:
Equipment purchase financed by debt	$—	$—	$200
Sale of Southwest Gaming	$—	$—	$8,440
Investment in MPM	$6,082	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Basis of Presentation

  Basis of Presentation and Organization

        Station Casinos, Inc. (the "Company"), a Nevada corporation, is a gaming and entertainment company that currently owns and operates eight major hotel/casino properties (one of which is 50% owned) and three smaller casino properties (one of which is 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), Boulder Station, Inc. ("Boulder Station"), Texas Station, LLC ("Texas Station"), Sunset Station, Inc. ("Sunset Station"), Santa Fe Station, Inc. ("Santa Fe Station"), Fiesta Station, Inc. ("Fiesta Rancho"), Lake Mead Station, Inc. ("Fiesta Henderson"), Wild Wild West Gambling Hall & Hotel ("Wild Wild West") and Wildfire Casino ("Wildfire"). The Company also consolidates MPM Enterprises, LLC ("MPM"), in which it owns a 50% interest and is required to be consolidated. The Company also owns a 50% interest in Barley's Casino & Brewing Company ("Barley's") and Green Valley Ranch Gaming, LLC ("Green Valley Ranch Station") and a 6.7% interest in the Palms Casino Resort, which are accounted for under the equity method. The Company is the managing partner for both Barley's and Green Valley Ranch Station. In addition, the Company manages Thunder Valley Casino ("Thunder Valley") in Sacramento, California on behalf of the United Auburn Indian Community ("UAIC"), which opened on June 9, 2003. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions for items such as slot club program liability, self-insurance reserves, bad debt reserves, estimated useful lives assigned to fixed assets, asset impairment, purchase price allocations made in connection with acquisitions and the calculation of the income tax liabilities, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

  Cash and Cash Equivalents

        Cash and cash equivalents includes cash on hand at our properties, as well as investments purchased with an original maturity of 90 days or less.

  Inventories

        Inventories are stated at the lower of cost or market; cost being determined on a first-in, first-out basis.

  Fair Value of Financial Instruments

        The carrying value of the Company's cash and cash equivalents, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. The fair value of the Revolving Facility approximates the carrying amount of the debt due to the short-term nature of the underlying borrowings. The fair value of the Company's other long-term debt is estimated based on the quoted market prices for the same or similar issues (see Note 8).

  Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

        The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. The consolidated financial statements reflect all adjustments required by SFAS No. 144 as of December 31, 2003.

  Capitalization of Interest

        The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's weighted average cost of borrowed money. Interest capitalized was approximately $3.5 million, $2.1 million and $10.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  Goodwill and Other Intangibles

        The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", in June 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. The Company implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002 and will annually perform such test in the fourth quarter of each subsequent year. As a result of an independent third party appraisal, the Company recorded an impairment loss of $13.3 million, net of the applicable tax benefit, during 2002 related to the acquisition of Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in the Company's consolidated statements of operations. Fiesta Rancho was purchased in early 2001, and there were no events or changes in circumstances ("triggering events") during the course of 2001 that would have indicated the recoverability of the carrying amount of the property should be assessed. As a result, there was no requirement to test for impairment under the provisions of SFAS No. 121, which was the primary literature regarding the impairment of an asset prior to the adoption of SFAS No. 142. The Company tested for impairment of goodwill in the fourth quarter of 2002 and determined that there was no impairment. The Company tested for impairment of goodwill in the fourth quarter of 2003 and recorded an impairment loss of $17.5 million at Fiesta Rancho as a result of reduced growth assumptions.

        Also, in connection with the acquisition of Fiesta Rancho, the Company acquired the customer list and is amortizing it over five years. The customer list was valued at $5.0 million at the time of the purchase and as of December 31, 2003, had a net book value of approximately $2.4 million. The amortization expense related to the customer list for the years ended December 31, 2003 and 2002 was approximately $1.2 million and is expected to remain the same in future periods until fully amortized.

        The following tables illustrates what the effect of adopting SFAS No. 142 would have had on net income and earnings per common share for the year ended December 31, 2001, adjusted to exclude amortization expense related to goodwill that is no longer being amortized (amounts in thousands):

December 31, 2001
Net income as reported	$19,369
Goodwill amortization, net of applicable income tax benefit	3,062

Adjusted net income	$22,431

Basic earnings per common share as reported	$0.34
Goodwill amortization, net of applicable income tax benefit	0.05

Adjusted basic earnings per common share	$0.39

Diluted earnings per common share reported	$0.32
Goodwill amortization, net of applicable income tax benefit	0.05

Adjusted diluted earnings per common share	$0.37

  Debt Issuance Costs

        Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets on the Company's consolidated balance sheets.

  Preopening Expenses

        Preopening expenses have been expensed as incurred. The construction phase of a project typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. During the year ended December 31, 2001, the Company incurred preopening expenses of $6.4 million, which included costs incurred prior to the acquisitions of Fiesta Rancho and Fiesta Henderson and costs incurred prior to the opening of Green Valley Ranch Station.

  Interest Rate Swaps

        From time to time, the Company uses interest rate swaps and similar financial instruments to assist in managing interest incurred on its long-term debt. The difference between amounts received and amounts paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument (see Notes 8 and 9).

  Revenues and Promotional Allowances

        The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Revenues include the retail value of food, beverage, rooms, entertainment and merchandise provided on a complimentary basis to customers. Such amounts are then deducted from revenues as promotional allowances on the Company's consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):

	For the years ended December 31,
	2003	2002	2001
Food and beverage	$57,985	$59,781	$59,398
Room	3,119	3,023	3,482
Other	3,057	2,899	2,634

Total	$64,161	$65,703	$65,514

        The Company's Boarding Pass and Amigo Club player rewards programs (the "Programs") allow customers to redeem points earned from their gaming activity at all Station and Fiesta properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Programs are recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Programs is recorded in casino costs and expenses. The Company also records a liability for the estimated cost of the outstanding points under the Programs.

  Related Party Transactions

        The Company has entered into various related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station and the purchase of the Wildfire. On January 27, 2003, the Company purchased substantially all of the assets of the Wildfire for $8.0 million from Bauchman Gaming Ventures, LLC, a company owned by the two brothers-in-law of Scott M Nielson, the Company's Executive Vice President and Chief Legal Officer. The expenses related to these related party transactions were approximately $13.4 million, $5.1 million and $5.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        In addition, during the year ended December 31, 2001, the Company recorded a related party gain of approximately $1.7 million. Until September 30, 2001, the Company owned and provided slot route management services in southern Nevada. On September 30, 2001, the Company sold Southwest Gaming Services, Inc. ("Southwest Gaming") to Blake L. Sartini, its former executive vice president and chief operating officer. The Company transferred its stock in Southwest Gaming to Mr. Sartini in exchange for Station Casinos' common stock valued at approximately $8.4 million. The gain reflected the difference between the carrying value of the Company's investment in the Southwest Gaming assets to be distributed of $6.7 million and the fair value of Station Casinos' common stock of $8.4 million, which was based on its average trading price for five days before September 30, 2001, the transaction closing date. Net revenues and operating income for Southwest Gaming for the nine months ended September 30, 2001 were approximately $22.9 million and $1.6 million, respectively.

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

        The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands):

	For the years ended December 31,
	2003	2002	2001
Weighted average common shares outstanding (used in calculation of basic earnings per share)	58,371	57,845	57,693
Potential dilution from the assumed exercise of stock options	3,479	2,885	2,344

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	61,850	60,730	60,037

        The number of antidilutive stock options as of December 31, 2003, 2002 and 2001 was 28,000, 0.2 million and 5.5 million, respectively.

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

	For the years ended December 31,
	2003	2002	2001
Net income:
As reported	$44,343	$17,932	$19,369
Stock-based compensation expense reported in net income	694	289	—
Stock-based compensation expense under fair value method	(8,175)	(7,022)	(5,219)

Pro forma net income	$36,862	$11,199	$14,150

Earnings per common share:
Basic—as reported	$0.76	$0.31	$0.34
Basic—pro forma	0.63	0.19	0.25
Diluted—as reported	$0.72	$0.30	$0.32
Diluted—pro forma	0.60	0.18	0.24

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	For the years ended December 31,
	2003	2002	2001
Expected dividend yield	1.63%	—	—
Expected stock price volatility	54.30%	56.34%	52.00%
Risk-free interest rate	2.97%	3.82%	4.03%
Expected average life of options (years)	3.42	4.42	3.83
Weighted average fair value per option granted	$7.53	$6.69	$4.73

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

  Recently Issued Accounting Standards

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In October and December 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003 to the quarter ending March 31, 2004. For entities acquired after February 1, 2003, the Company was required to adopt FIN 46 for the quarter ended September 30, 2003. The Company's acquisition of its 50% interest in MPM, which it agreed to purchase in November 2003, was subject to the provisions of FIN 46 and as a result, the Company has consolidated MPM in its consolidated financial statements at December 31, 2003, as this entity qualifies as a variable interest entity.

        In April 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The Company has determined that SFAS No. 149 will not have a significant impact on its results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS No. 150 to non-controlling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent's financial statements under SFAS No. 150. The FASB decided to defer the application of FASB No. 150 to these non-controlling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these non-controlling interests. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have a significant impact on its results of operations or financial position.

  Reclassifications

        Certain amounts in the December 31, 2002 and 2001 consolidated financial statements have been reclassified to conform to the December 31, 2003 presentation. These reclassifications had no effect on the previously reported net income.

2. Receivables

        Components of receivables are as follows (amounts in thousands):

	December 31,
	2003	2002
Casino	$7,166	$7,280
Hotel	2,428	2,417
Income tax	7,181	4,431
Other	14,335	3,977

	31,110	18,105
Allowance for doubtful accounts	(2,886)	(2,682)

Receivables, net	$28,224	$15,423

3. Property and Equipment

        Property and equipment consists of the following (amounts in thousands):

		December 31,
	Estimated life (years)
		2003	2002
Land	—	$140,043	$109,652
Land leases	—	—	4,995
Buildings and improvements	10-45	901,347	872,094
Furniture, fixtures and equipment	3-7	392,818	353,694
Construction in progress	—	99,455	14,861

		1,533,663	1,355,296
Accumulated depreciation and amortization		(375,364)	(309,245)

Property and equipment, net		$1,158,299	$1,046,051

        At December 31, 2003 and 2002, substantially all property and equipment of the Company is pledged as collateral for long-term debt.

4. Land Held for Development

        The Company has acquired certain parcels of land in the Las Vegas valley and in Sacramento, California as part of its development activities. The Company's decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company's control, no assurances can be made that it will be able to secure additional, acceptable financing in order to proceed with any particular project. As of December 31, 2003, the Company had $119.2 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 177 acres in the Las Vegas valley and 188 acres in the Sacramento area near Thunder Valley. In addition, the Company has options to purchase a total of 34 acres adjacent to one of the sites in the Las Vegas valley. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, currently consists of 67 acres. In April 2003, the Company exercised its option to purchase 32 acres of land adjacent to 35 acres of land previously owned at the Durango site for $10.7 million. The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas. The Company is leasing (with an option to purchase) 34 acres of the site and owns the adjacent 34-acre parcel. The Company also owns a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215 and a 27-acre gaming-entitled parcel at the intersection of Boulder Highway and Nellis Boulevard. The Company also purchased approximately 90 acres of land, which is adjacent to the 98 acres previously purchased near Thunder Valley for approximately $4.2 million in September 2003.

        The Company exercised its option to purchase the 19-acre parcel of land on which Wild Wild West is located in 2003. Pursuant to the lease, the purchase will take place in July 2005 at the fair market value of the land but not less than $27 million or not more than approximately $36 million. No amounts related to this purchase option have been recorded on the Company's consolidated balance sheets at December 31, 2003. In May 2003, the Company also purchased approximately 17 acres of land adjacent to Wild Wild West for approximately $28.8 million. This property currently includes approximately 270,000 square feet of office and warehouse space in a number of low-rise buildings. Also in 2003, the Company paid approximately $6.4 million in conjunction with an agreement to purchase a 9-acre parcel adjacent to Wild Wild West.

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

	December 31,
	2003	2002
Green Valley Ranch Station (50.0%)	$66,484	$55,685
Barley's (50.0%)	2,899	2,740
Palms Casino Resort (6.7%)	17,042	16,784

Investments in joint ventures	$86,425	$75,209

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	December 31,
	2003	2002
Current assets	$51,551	$45,607
Property and equipment and other assets, net	525,515	534,302
Current liabilities	37,977	58,380
Long-term debt and other liabilities	196,399	208,264
Stockholders' equity	342,690	313,265

        Summarized results of operations for the joint ventures are as follows (amounts in thousands):

	For the years ended December 31,
	2003	2002	2001
Net revenues	$327,190	$276,051	$36,277
Operating costs and expenses	263,481	236,817	56,837

Operating income (loss)	63,709	39,234	(20,560)
Interest and other expense, net	12,734	19,450	1,081

Net income (loss)	$50,975	$19,784	$(21,641)

        The operating earnings from these joint ventures are shown as a separate line item on the Company's consolidated statements of operations after operating income. In addition, interest and other expense from these joint ventures is shown as a separate component under other income (expense) in the Company's consolidated statements of operations. The following table identifies the total equity earnings from joint ventures (amounts in thousands):

	For the years ended December 31,
	2003	2002	2001
Operating earnings from joint ventures	$20,604	$11,293	$2,504
Interest and other expense from joint ventures	(7,233)	(6,272)	(199)

Net earnings from joint ventures	$13,371	$5,021	$2,305

6. Asset Impairment

        The Company recorded an impairment loss of approximately $18.9 million, $8.8 million and $4.0 million in the years ended December 31, 2003, 2002 and 2001, respectively, to adjust the carrying value of its goodwill and other assets to their estimated fair value. The $18.9 million impairment loss in 2003 related to the write off of approximately $17.5 million in goodwill at Fiesta Rancho in accordance with SFAS No. 142 as a result of reduced growth assumptions. The remaining $1.4 million impairment loss in 2003 was primarily related to the write off of the Company's investment in a new slot product development. The impairment of this asset was based upon a decision by the Company to no longer pursue the development of certain slot products. As a result, all of the development costs that the Company had incurred were written off, as they were deemed to have no value.

        During the year ended December 31, 2002, approximately $3.9 million of the impairment loss related to the write-down of certain assets related to the Company's investments in an Internet, intra-state gaming platform and related technology. In May 2002, the Nevada Gaming Commission communicated that it had general concerns regarding the security and reliability of Internet gaming platforms. The impairment of these assets was based upon a decision by the Company to no longer pursue Nevada-based Internet gaming activities as a result of the uncertainty of regulatory approval of these types of activities. As a result, all of the hardware, software and internal development costs that the Company had incurred were written off in 2002, as they were deemed to have no value. In addition, approximately $4.9 million of the impairment loss was related to the Company's option to invest in an Internet wagering business. In February 2002, the Company announced that it intended to purchase a 50% interest in Kerzner Interactive Limited (formerly

SunOnline Limited) ("Kerzner Interactive"), a wholly owned subsidiary of Kerzner International Limited (formerly Sun International Hotels Limited) ("Kerzner"). Kerzner Interactive was to be the exclusive vehicle for both Kerzner and the Company to pursue the Internet wagering business. In July 2002, the Company converted its agreement to acquire a 50% interest in Kerzner Interactive into an option to do so, and paid $4.5 million for such option. Kerzner decided to discontinue Kerzner Interactive, as it targeted Internet wagering only from jurisdictions that permitted online gaming. As these jurisdictions became more restrictive in their acceptance of Internet gaming, the market size was reduced and competition intensified, resulting in a substantial decrease in the probability of achieving profitability in the short-to-medium term. As a result, the Company has written off the option payment and other costs related to this investment.

        During the year ended December 31, 2001, the Company recorded an impairment loss with respect to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas. This impairment loss was necessary because, after evaluating all of its options, the Company determined not to develop a casino on this site. The assets included capitalized rent and design costs, which had no value after the Company made the decision not to develop a gaming facility on this parcel. As of December 31, 2002, gaming was not permitted on this site due to zoning restrictions.

7. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consists of the following (amounts in thousands):

	December 31,
	2003	2002
Accrued payroll and related	$24,774	$25,666
Accrued interest payable	14,655	15,356
Accrued progressives	4,459	6,098
Accrued group insurance	2,921	6,761
Litigation settlement	38,000	—
Other accrued expenses and current liabilities	37,047	26,262

Total accrued expenses and other current liabilities	$121,856	$80,143

8. Long-term Debt

        Long-term debt consists of the following (amounts in thousands):

	December 31,
	2003	2002
Revolving credit facility, $365.0 million limit at December 31, 2003, due September 30, 2007, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (3.5% at December 31, 2003)	$177,000	$177,200
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008	400,000	400,000
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, net of unamortized discount of $1.1 million and $1.2 million at December 31, 2003 and 2002, respectively	373,886	373,769
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	199,900	199,900
Other long-term debt, interest at 6.0% at December 31, 2003, maturity dates ranging from 2004 to 2007	6,082	122

Total long-term debt	1,156,868	1,150,991
Current portion of long-term debt	(22)	(122)
Market value of interest rate swaps	12,089	14,731

Total long-term debt, net	$1,168,935	$1,165,600

  Revolving Facility

        In September 2002, the Company completed its $365.0 million revolving credit facility (the "Revolving Facility"). The Revolving Facility contains no principal amortization and matures in September 2007. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company's assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company's combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility). As of December 31, 2003, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.25%. As of December 31, 2003, the fee for the unfunded portion of the Revolving Facility was 0.375%. Pursuant to the terms of the Revolving Facility, the Company has requested to increase the available borrowings to $500 million.

        The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of December 31, 2003, the Borrowers' funded debt to Adjusted EBITDA ratio was 0.76 to 1.00 and the fixed charge coverage ratio was 2.62 to 1.00. In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.00 to 1.00 through June 30, 2005, which reduces to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006. Other covenants limit prepayments of indebtedness or rent

(including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. As of December 31, 2003, the Company's consolidated funded debt to Adjusted EBITDA ratio was 3.58 to 1.00. The Company has pledged the stock of all of its major subsidiaries.

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

        In the first quarter of 2004, the Company repurchased or redeemed its 8 7/8% senior subordinated notes due 2008 and repurchased a portion of its 9 7/8% senior subordinated notes due July 2010. In addition, the Company has issued a tender offer and consent solicitation for its 8 3/8% senior notes due 2008, which is expected to close on March 17, 2004 (see Note 15 "Subsequent Events").

        The indentures (the "Indentures") governing the Company's senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit the Company and its subsidiaries' ability to incur additional debt. At December 31, 2003, the Company's Consolidated Coverage Ratio (as defined in the Indentures) was 2.92 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event the Company's Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company's ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. The covenants for the Senior Notes are essentially the same as the Notes, except there are limitations on restricted payments and restricted investments, which limits payments of dividends and investments. In addition, the indenture governing the Senior Notes contains a limitation on liens the Company can incur.

        During 2001, the Company entered into various interest rate swaps with members of its bank group to manage interest expense. The interest rate swaps have converted a portion of the Company's fixed-rate debt to a floating rate. As of December 31, 2003, the Company had one remaining interest rate swap agreement with a total notional amount of $50.0 million in which it pays a floating rate at December 31, 2003 of approximately 3.54% and receives a fixed rate at December 31, 2003 of approximately 8.38%. The interest rate swap terminates in 2008. The net effect of all of the interest rate swaps resulted in a reduction in interest expense of $3.6 million, $10.7 million and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

        The interest rate swaps that the Company entered into qualify for the "shortcut" method allowed under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company's balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded assets of $3.9 million and $5.3 million as of December 31, 2003 and 2002, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

        In December 2002, the Company terminated an interest rate swap with a notional amount of $100 million, which was due to terminate in 2010. The interest rate swap was terminated at its market value and, as a result, the Company received approximately $9.5 million. This interest rate swap was tied directly to the $375 million 9 3/4% senior subordinated notes. The mark-to-market adjustment will be amortized as a reduction of interest expense over the original contract life of the interest rate swap and as of December 31, 2003 the remaining balance of $8.2 million is included in long-term debt.

        The estimated fair value of the Company's long-term debt at December 31, 2003 was approximately $1.24 billion, compared to its book value of approximately $1.16 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, 2003, for the Company's debt securities that are publicly traded. For the Revolving Facility, the fair value approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

        Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years ending December 31,
2004	$22
2005	5,358
2006	26
2007	177,022
2008	600,554
Thereafter	373,886

Total	$1,156,868

9. Commitments and Contingencies

  Red Rock Station

        In May 2003, the Company paid $57.9 million to complete the acquisition of approximately 70 acres of land in the Summerlin master-planned community in Las Vegas, Nevada. The land is located on Charleston Boulevard at the Interstate 215/Charleston interchange, which is the future site of Red Rock Station. The total purchase price for the land was approximately $64 million. The initial phase of the property is expected to include 60 table games and 2,700 slot machines. The property is expected to also include 400 hotel rooms, 45,000 square feet of meeting space, 16 movie theaters, a 20,000 square foot spa facility and several restaurants, including a buffet. The cost of the project is expected to be approximately $450 million to $475 million, of which approximately $74 million has been spent as of December 31, 2003. The Company believes the construction of the project will begin in mid- 2004 and be complete in late 2005 or early 2006.

  Santa Fe Station Expansion

        The Company is currently expanding Santa Fe Station, which will add more than 20,000 square feet of additional casino space, 350 slot machines, a new 16-screen movie theater complex, an upgrade of the property's bowling center, a new entertainment venue and bar, a new Kid's Quest facility and other amenities. The expansion project will also include the removal of the ice arena. The Company believes that the expansion will cost approximately $50 million and is expected to be completed in the first quarter of 2005.

  Boulder Station Lease

        The Company entered into a ground lease for 27 acres of land on which Boulder Station is located. The Company leases this land from KB Enterprises, a company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the "Related Lessor"), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of the Company and Lorenzo J. Fertitta, President of the Company. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $183,333 through June 2008. In July 2008, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals with the next option in June 2008, to purchase the land at fair market value. The Company's leasehold interest in the property is subject to a lien to secure borrowings under the Revolving Facility.

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

  Wild Wild West Lease

        The Company exercised its option to purchase the 19-acre parcel of land on which Wild Wild West is located in 2003. Pursuant to the lease, the purchase will take place in July 2005 at the fair market value of the land but not less than $27 million or not more than approximately $36 million. No amounts related to this purchase option have been recorded on the Company's consolidated balance sheets at December 31, 2003.

  Operating Leases

        The Company leases several parcels of land, buildings and equipment used in its operations. Leases on various parcels ranging from 19 acres to 47 acres have terms expiring between February 2004 and March 2099. Future minimum lease payments required under these operating leases and other noncancelable operating leases are as follows (amounts in thousands):

Years ending December 31,
2004	$13,586
2005	10,805
2006	9,244
2007	9,233
2008	9,211
Thereafter	490,886

Total	$542,965

        Rent expense totaled approximately $13.6 million, $12.7 million and $11.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  Green Valley Ranch Station

        Green Valley Ranch Station is owned by a 50/50 joint venture between the Company and GCR Gaming. The joint venture financed Green Valley Ranch Station with a group of banks, and originally provided for borrowings up to $165.0 million at a margin above the LIBOR rate of up to 250 basis points. In December 2003, Green Valley Ranch Station entered into an Amended and Restated Loan Agreement, which replaced the original financing. The available borrowings have been increased to $250.0 million as of December 31, 2003. The proceeds from the amended agreement were used to pay off secured equipment and other financing and to fund the expansion of the facility. Green Valley Ranch Station has entered into an agreement to swap the majority of its floating rate to a fixed rate that will approximate 7.0% during the term of the loan. The loan requires a limited make-well of $42.0 million, if necessary (based on operating results of the property). Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants. The make-well is a joint and several obligation of each partner, with GCR Gaming's obligation collateralized. The make-well agreement will terminate upon achieving a post expansion debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees of at least $42.0 million. As of December 31, 2003, the debt to Adjusted EBITDA ratio was 2.62 to 1.00. The outstanding balance of the Green Valley Ranch Station revolving credit facility as of December 31, 2003, was approximately $150.0 million.

        In the fourth quarter of 2003, the Company began a $110 million expansion at Green Valley Ranch Station. The expansion will include 296 hotel rooms, 25,500 square feet of additional meeting space, approximately 200 slot machines and an expanded spa facility. Construction on the project is expected to be complete in the fourth quarter of 2004.

        In December 2001 and March 2002, Green Valley Ranch Station entered into interest rate swaps that have converted a portion of its floating rate debt to a fixed rate and are matched to a portion of its revolving facility. At December 31, 2003, the combined notional amount of the interest rate swaps was $108.0 million, and decreases by varying amounts each quarter. As of December 31, 2003, Green Valley Ranch Station was paying a weighted average fixed rate of 4.33% on the interest rate swaps and was receiving a weighted average floating rate based on three-month LIBOR of 1.15%. These interest rate swaps were also priced to have no value at inception. As a result of the mark-to-market valuation of the interest rate swaps, the Company recorded approximately $1.3 million and $1.7 million as of December 31, 2003 and December 31, 2002, respectively, for its share of the Green Valley Ranch Station interest rate swaps in accumulated other comprehensive loss in the Company's consolidated balance sheets.

  United Auburn Indian Community

        The Company has entered into a Development Services Agreement and a Management Agreement with the UAIC. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, the Company and the UAIC developed Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003. On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC. The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the U.S. Department of the Interior's decision to accept the land into trust. Immediately following the District Court's decision, the plaintiffs appealed the decision to the United States Court of Appeals for the District of Columbia. On November 14, 2003, the Court of Appeals affirmed the dismissal of the lawsuit by the District Court. On February 15, 2004, the Citizens for Safer Communities filed a petition for writ of certiorari with the United States Supreme Court, seeking to appeal the decision of the Court of Appeals. The remaining plaintiffs did not seek to appeal the decision. Notwithstanding the Court of Appeals' decision and the acceptance of the land into trust, there can be no assurances as to the ultimate outcome of the Citizens for Safer Communities' pending efforts to appeal that decision. The Company's seven-year Management Agreement was approved by the National Indian Gaming Commission ("NIGC") and expires in June 2010. The Company receives a management fee equal to 24% of the facility's net income, as defined, which totaled approximately $40.3 million for the year ended December 31, 2003. The Company also received a development fee equal to 2% of the cost of the project upon the opening of the facility, which totaled approximately $4.6 million, net of certain expenses, for the year ended December 31, 2003, and is included in other operating revenues on the Company's consolidated statements of operations.

        Thunder Valley has 1,906 Class III slot machines and 111 table games, including a private VIP gaming area, a 500-seat bingo room, three specialty restaurants, a 500-seat buffet, a food court, a center pit bar and parking for over 4,500 vehicles. The Company assisted the UAIC in obtaining $215.0 million of financing for the project through a group of lenders, with the Company providing an unlimited completion guaranty and credit support for all amounts outstanding under such financing. Based on the current level of operating results of Thunder Valley, the Company expects the credit support to terminate in June 2004. The Company has evaluated its obligations related to the completion guaranty in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" and has determined that the fair value of the obligation is not material. Prior to the completion of the financing, the Company advanced approximately $46.9 million to the UAIC for the development of Thunder Valley. The entire balance was repaid in 2003. The Company's advances carried an interest rate of 10%. The interest on the Company's advances to the UAIC was approximately $4.8 million and is included in interest income on the Company's consolidated statements of operations for the year ended December 31, 2003.

  The Federated Indians of Graton Rancheria

        In April 2003, the Company entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the "FIGR") pursuant to which the Company will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected the Company to assist it in designing, developing and financing the project and, upon opening, the Company will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and the Company will receive a management fee equal to 22% of the facility's net income. The Company will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

        In August 2003, the Company and the FIGR entered into an option to purchase 360 acres of land just west of Rohnert Park's city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from Highway 101 and approximately 43 miles from San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such government and regulatory approvals, the Company likely will contribute significant financial support to this project. As of December 31, 2003, the Company had advanced approximately $16.2 million toward the development of this project, primarily to secure real estate for future development. In addition, the Company will make approximately $11.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2003, approximately $2.0 million of these payments have been made. The proposed project is expected to be completed in approximately three to four years, but there can be no assurance that it will be completed within that timeframe or at all.

  Gun Lake Tribe

        On November 13, 2003, the Company agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with the Company's agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan.

        The Company has agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and are not reimbursable. An additional $12.0 million in total may be paid by the Company in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, the Company has agreed to arrange financing for the ongoing development costs and construction of the project. Prior to obtaining financing for the project, the Company expects to advance $10 million to $15 million to Gun Lake for the acquisition of land and other development costs. As of December 31, 2003, the Company had advanced approximately $5.2 million toward the development of this project, primarily to secure real estate for future development. Although no firm construction budget has been established, the Company expects that the total cost of the development and construction of the project would be less than $200 million. Funds advanced by the Company are expected to be repaid with the proceeds of the project financing or from Gun Lake's gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, the Company's portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project would include up to 2,500 slot machines, 75 table games, a buffet, specialty restaurants and an entertainment venue. Construction of the project includes the conversion of an existing 192,000 square foot building into the entertainment facility. Development of the entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Michigan, the United States Department of the Interior accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such governmental and regulatory approvals, the Company will contribute significant financial support to the project. The proposed project is expected to be completed in 2005, but there can be no assurance that it will be completed at that time or at all.

  Mechoopda Indian Tribe

        In January 2004, the Company entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. The Company will assist the MITCR in developing and operating a gaming and entertainment facility to be located in Butte County, California (the "Project"), at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining financing for the facility, the Company expects to advance $5 million to $10 million to the MITCR for the acquisition of land and other development costs. Although no firm construction budget has been established, the Company expects the total cost of the development and construction of the facility will be less than $80 million. Funds advanced by the Company are expected to be repaid from the proceeds of the facility financing or from the MITCR's gaming revenues. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. The proposed facility will be located on approximately 650 acres on State Route 149, at the intersection with Highway 99. As currently contemplated, the facility will include approximately 500 slot machines, 10 table games and dining and entertainment amenities. The Company anticipates the gaming and entertainment facility will be open some time during 2005, but there can be no assurance that it will be completed at that time or at all.

  Cash Transaction Reporting Violations

        In April 2003, the Company became aware of violations of certain gaming regulations regarding the reporting of certain cash transactions. The Company self-reported these violations to the Nevada State Gaming Control Board. The Company, along with the Nevada State Gaming Control Board, are investigating the violations. The Company is currently unable to determine the amount of fines or extent of sanctions, if any, which may be levied by the Nevada State Gaming Control Board or the Federal Government. The Company believes the eventual outcome of this matter will occur in 2004.

10. Stockholders' Equity

  Common Stock

        The Company is authorized to issue up to 135 million shares of its common stock, $0.01 par value per share, 70,912,227 shares of which were issued and 10,121,677 shares were held in treasury as of December 31, 2003. Each holder of the common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company's preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

        On July 21, 2003 and October 1, 2003, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share. On September 4, 2003, the Company paid a quarterly cash dividend of approximately $7.4 million to shareholders of record on August 14, 2003. On December 4, 2003, the Company paid a quarterly cash dividend of approximately $7.5 million to shareholders of record on November 13, 2003.

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

  Treasury Stock

        During the year ended December 31, 2003, the Company repurchased approximately 1.4 million shares of its common stock for approximately $25.1 million. The Company is authorized to repurchase up to approximately 19.5 million shares of its common stock. As of December 31, 2003, the Company had acquired approximately 10.1 million shares at a cost of approximately $134.5 million.

  Other Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income", requires companies to disclose other comprehensive income and the components of such income. Comprehensive income is the total of net income and all other non-stockholder changes in equity. For the year ended December 31, 2003, the Company recorded its 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch Station as other comprehensive loss. Comprehensive income was computed as follows (amounts in thousands):

	For the years ended December 31,
	2003	2002	2001
Net income	$44,343	$17,932	$19,369
Mark-to-market valuation of interest rate swaps, net of tax	361	(1,695)	—

Comprehensive income	$44,704	$16,237	$19,369

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

11. Benefit Plans

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

        The Programs will terminate 10 years from the date of adoption or extension, unless terminated earlier by the Board of Directors, and no options or restricted shares may be granted under the Programs after such date. Summarized information for the Programs is as follows:

	For the years ended December 31,
	2003		2002		2001
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of the year	13,533,544	$10.59	14,637,783	$10.22	10,765,592	$9.91
Granted	169,500	$19.98	1,649,500	$13.70	4,298,000	$11.02
Exercised	(3,838,986)	$8.63	(1,079,667)	$8.46	(132,638)	$6.10
Canceled	(244,242)	$13.15	(1,674,072)	$13.07	(293,171)	$12.64

Outstanding at end of the year	9,619,816	$11.25	13,533,544	$10.59	14,637,783	$10.22

Exercisable at end of year	5,383,469	$10.36	7,133,595	$9.05	7,655,597	$9.64

Options available for grant	1,182,455		1,497,825		510,811

        The following table summarizes information about the options outstanding at December 31, 2003:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2003	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2003	Weighted average exercise price
$ 3.29—$ 7.91	1,107,445	4.6	$5.31	1,044,750	$5.17
$ 7.92—$15.82	8,222,921	6.5	$11.79	4,281,969	$11.54
$15.83—$22.15	261,450	8.5	$17.52	56,750	$17.12
$22.16—$31.65	28,000	9.7	$28.97	—	$—

	9,619,816	6.3	$11.25	5,383,469	$10.36

        Restricted stock grants of 383,468, 50,000, and 1,297,800 shares were issued under the Programs during the years ended December 31, 2003, 2002 and 2001, respectively. The effect of these grants is to increase the issued and outstanding shares of the Company's common stock and decrease the number of shares available for grant in the plan. Deferred compensation is recorded for the restricted stock grants equal to the market value of the Company's common stock on the date of grant. The deferred compensation is amortized over the period the restricted stock vests and is recorded as compensation expense in the accompanying consolidated statements of operations. In addition, the Company issued 219,138 shares of restricted stock in 2001 to three of its executive officers in accordance with a Long-Term Stay-On Performance Incentive Plan.

        The fair value on the grant date of the restricted shares and the amount of compensation expense recognized in connection with the restricted shares is as follows (amounts in thousands):

	For the years ended December 31,
	2003	2002	2001
Fair value on grant date	$11,472	$695	$18,044
Compensation expense	3,201	2,973	1,480

  401(k) Plan

        The Company has a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50% of the first 4% of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company's matching contribution was approximately $1.8 million, $1.7 million and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

12. Executive Compensation Plans

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

13. Income Taxes

        The Company files a consolidated federal income tax return. The provision for income taxes for financial reporting purposes consists of the following (amounts in thousands):

	For the years ended December 31,
	2003	2002	2001
Income tax provision from continuing operations	$(23,834)	$(18,508)	$(11,094)
Tax benefit from change in accounting principle	—	7,170	—

Total income taxes.	$(23,834)	$(11,338)	$(11,094)

        The provision for income taxes attributable to the net income consists of the following (amounts in thousands):

	For the years ended December 31,
	2003	2002	2001
Current	$(1,826)	$372	$108
Deferred	(22,008)	(18,880)	(11,202)

Total income taxes	$(23,834)	$(18,508)	$(11,094)

        The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	For the years ended December 31,
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
Lobbying and political	0.2	0.7	0.7
Meals and entertainment	0.1	0.6	2.2
Credits earned, net	(0.9)	(1.7)	(1.8)
Sale of subsidiary	—	—	(1.5)
Nondeductible officers compensation	2.6	2.8	0.2
Reduction in liability based on conclusion of an IRS examination	(2.2)	—	—
Other, net	0.2	1.3	1.6

Effective tax rate	35.0%	38.7%	36.4%

        The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Current:
Accrued vacation, bonuses and group insurance	$3,880	$4,120
Prepaid gaming taxes	(5,100)	(4,484)
Other	18,024	4,211

Total current	16,804	3,847

Long-term:
Preopening and other costs, net of amortization	4,434	4,736
Accrued benefits	11,614	8,367
FICA credits	1,179	1,268
Alternative minimum tax credits	19,999	22,638
Other	—	1,720

Total long-term	37,226	38,729

Total deferred tax assets	54,030	42,576

Deferred tax liabilities:
Long-term:
Temporary differences related to property and equipment	(101,177)	(87,637)
Other	(1,334)	(3,869)

Total deferred tax liabilities	(102,511)	(91,506)

Net	$(48,481)	$(48,930)

        The excess of the alternative minimum tax over the regular federal income tax is a tax credit, which can be carried forward indefinitely to reduce future regular federal income tax liabilities. The Company did not record a valuation allowance at December 31, 2003 or 2002 relating to recorded tax benefits because all benefits are more likely than not to be realized.

        During 2003, the Internal Revenue Service ("IRS") completed their examination related to the years March 31, 1994 through March 31, 1998. Based on the favorable conclusion of their examination, the Company recorded a reduction in its tax contingency reserve of approximately $1.5 million. The Company is also under IRS examination for years December 31, 1998 through December 31, 2002. Management does not believe that the outcome of these examinations will have a material effect on the Company's financial statements.

14. Legal Matters

        The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting the Company.

  Poulos/Ahearn Litigation

        On April 26, 1994, a suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et al., as class representative, in the United States District Court, Middle District of Florida, naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Station Casinos. On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et al., as class representative, in the United States District Court, Middle District of Florida, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel/casino companies. The lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court for the District of Nevada (the "Nevada District Court"). On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff, Larry Schreier, et al., as class representative, in the Nevada District Court, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot machines, including the Company. Motions to dismiss the Poulos/Ahearn and Schreier cases were filed by defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996. On May 31, 1996, an Amended Complaint was filed, naming William H. Poulos, et al., as plaintiff. Defendants filed a motion to dismiss. On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to dismiss the Amended Complaint. In December 1996, the Court consolidated the Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants' Motions to Dismiss the Amended Complaints. The plaintiffs filed a Consolidated Amended Complaint on February 13, 1997. On or about December 19, 1997, the Court issued formal opinions granting in part and denying in part the defendants' motion to dismiss. In so doing, the Court ordered plaintiffs to file an amended complaint in accordance with the Court's orders in January of 1998. Accordingly, plaintiffs amended their complaint and filed it with the Nevada District Court in February 1998. The Company and all other defendants continue to deny the allegations contained in the amended complaint filed on behalf of plaintiffs. The plaintiffs are seeking compensatory, special, consequential, incidental, and punitive damages in unspecified amounts. On June 25, 2002, the Nevada District Court denied plaintiffs' motion for class certification. On July 11, 2002, plaintiffs filed a petition for permission to appeal such class certification ruling with the United States Court of Appeals for the Ninth Circuit. On August 15, 2002, the Ninth Circuit granted the plaintiffs' petition for permission to appeal such class certification ruling. The parties have filed briefs setting forth their arguments, and rebutting the other party's arguments concerning the issue on appeal. On January 15, 2004, the Court of Appeals heard oral argument on this matter, but has yet to issue a ruling. While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs' claims are without merit and does not expect that the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

  Fitzgerald's Sugar Creek Litigation

        On December 20, 2000, the Company and Kansas City Station Corporation were named as defendants in an action styled Fitzgerald Sugar Creek, Inc. v. Kansas City Station Corp., et al., No. 00CV230480 (Circuit Court of Jackson County, Missouri). The plaintiff alleged that the defendants were liable for unspecified actual and punitive damages and other relief, based on alleged tortuous interference with the plaintiff's business expectancy of receiving a Missouri gaming license in the Kansas City metropolitan area. The allegations of the petition appeared to be based on the same issues involved in the investigation by the Missouri Gaming Commission related to activities of Michael Lazaroff, an attorney who formerly represented the Company in Missouri. The plaintiff also alleged claims based on fraudulent concealment and civil conspiracy. The Company and its subsidiary responded to this lawsuit on January 19, 2001 and moved to remove the case to bankruptcy court in Nevada. On March 29, 2001, the United States Bankruptcy Court for the Western District of Missouri remanded the case to the Circuit Court of Jackson County, Missouri. On April 19, 2001, defendants filed a motion to dismiss plaintiff's petition. On August 10, 2001, the Circuit Court (1) granted that motion to dismiss as to the civil conspiracy claim, and (2) denied that motion to dismiss as to the tortuous interference with business expectancy and fraudulent concealment claims. On November 21, 2001, Philip Griffith and the City of Sugar Creek, Missouri (the "City") were added as plaintiffs in this case. The new plaintiffs also alleged claims for tortuous interference with business expectancy and fraudulent concealment. On December 17, 2001, defendants filed a motion to dismiss all of Griffith's and the City's claims. On March 15, 2002, the Circuit Court denied that motion to dismiss in its entirety. This litigation was settled in February 2004 (see Note 15 "Subsequent Events—Litigation Settlement").

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

        On October 4, 2001, the Company and the subsidiaries filed their answer and counterclaim seeking declaratory judgment that Harrah's patents, (1) are not infringed by the Company's and the subsidiaries' actions, (2) are invalid under federal patent law and (3) are rendered unenforceable due to Harrah's inequitable conduct. On March 27, 2002, Harrah's filed an amended complaint, which added an additional defendant, Green Valley Ranch Gaming, LLC, which is an affiliate of the Company. On April 22, 2002, the Company and its subsidiaries and affiliate filed their amended answer and counterclaim denying infringement by Green Valley Ranch Gaming, LLC, and alleging Harrah's committed further acts of inequitable conduct.

        On January 17, 2003, the Company filed motions for summary judgment or partial summary judgment on several issues: (1) a Motion for Summary Judgment of Patent Unenforceability Due To Inequitable Conduct, (2) a Motion for Summary Judgment of Patent Invalidity Under 35 U.S.C. ss 102 and 103 (lack of novelty and obviousness), (3) a Motion for Partial Summary Judgment of Patent Invalidity Under 35 U.S.C. s 112 (indefiniteness, lack of written description and failure to disclose best mode), (4) a Motion for Partial Summary Judgment of Non-Infringement of U.S. Patent No. 6,003,013, and (5) a Motion for Partial

Summary Judgment of Non-Infringement of U.S. Patent No. 6,183,362. That same day, Harrah's filed motions for partial summary judgment on several issues: (1) a Motion for Partial Summary Judgment of Infringement of Claims 15-18 of U.S. Patent No. 5,761,647, (2) a Motion for Partial Summary Judgment of Infringement of Claims 1-2 and 49 of U.S. Patent No. 6,003,013, (3) a Motion for Partial Summary Judgment on Defendants' Invalidity Defenses, and (4) a Motion for Partial Summary Judgment That Certain Third Party Systems Are Not Prior Art. During February and March of 2003, the parties filed oppositions, reply briefs and various motions to strike in response to the summary judgment motions.

        The Company and its subsidiaries and affiliate have requested oral argument on the motions. A hearing on certain of the summary judgment motions and motions to strike has been set for March 23, 2004. While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs' claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position or results of operations.

  Plattner Litigation

        On May 2, 2003, the Company and one of its operating subsidiaries, Palace Station Hotel & Casino, Inc. ("Palace Station"), were named as defendants in a lawsuit seeking status as a class action brought by Dov Plattner in the Superior Court of Los Angeles County, California (Case No. CB295056).

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

        The lawsuit alleges that (1) the director defendants breached their fiduciary duties by failing to make certain disclosures in the Company's 2002 Proxy Statement regarding the sale by the Company of its subsidiary, Southwest Gaming Services, Inc. ("SGSI"), and regarding a proposal seeking shareholder approval of an amendment to the Company's stock option plan; (2) the director defendants breached their fiduciary duties in approving the sale of SGSI and in recommending approval of the option plan amendment; and (3) the purchasers of SGSI and the recipients of certain benefits made possible by the option plan amendment were unjustly enriched. The plaintiff is requesting unspecified actual damages, as well as injunctive and other relief.

        On July 21, 2003, the defendants filed a motion to dismiss or, in the alternative, motion to stay all of the plaintiff's claims. On October 24, 2003, the District Court granted the motion to stay all of plaintiff's claims pending the consideration of such claims by a special litigation committee to be formed by the

Company in accordance with the Court's order granting such motion. On February 27, 2004, the District Court entered another order extending the stay for another 120 days pending the special litigation committee investigation. While no assurances can be made with respect to any litigation, the Company believes that the plaintiff's claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

15. Subsequent Events

  Senior Subordinated Notes

        In January 2004, the Company completed an offering of $400 million senior subordinated notes due in January 2014 that bear interest at a rate equal to 6 1/2%. The proceeds from this offering were used to repay amounts outstanding on the Revolving Facility and to repurchase or redeem the $199.9 million 8 7/8% senior subordinated notes, which were due in 2008. In February 2004, the Company completed an offering of $350 million senior subordinated notes due in March 2016 that bear interest at a rate equal to 6 7/8%. The proceeds of this offering were used to repurchase a portion of the $375 million 9 7/8% senior subordinated notes, which were due in July 2010. In March 2004, the Company completed an additional offering of $50 million of senior subordinated notes due in January 2014 and bear interest at a rate equal to 6 1/2%. This offering was an add-on to the $400 million senior subordinated notes issued in January 2004.

        As a result of the redemptions, the Company will record a loss on early retirement of debt of approximately $58 million in the first quarter of 2004. Approximately $147.6 million of the $199.9 million 8 7/8% senior subordinated notes were redeemed pursuant to a tender offer and consent solicitation and the remaining $52.3 million were redeemed pursuant to our call option. Approximately $357.5 million of the $375 million 9 7/8% senior subordinated notes were redeemed pursuant to a tender offer and consent solicitation and the remaining $17.4 million will remain outstanding. The consent solicitations effectively eliminated all of the covenants from the remaining 9 7/8% senior subordinated notes.

        In March 2004, the Company issued a tender offer and consent solicitation for the $400 million 8 3/8% senior notes due 2008. In March 2004, the Company also agreed to issue $450 million of 6% senior notes due in April 2012. The proceeds from this offering will be used to repurchase the $400 million of 8 3/8% senior notes. Subject to customary conditions and the tender of a majority in principal amount of the 8 3/8% senior notes the transaction is expected to close on March 17, 2004.

        In February 2004, the Company entered into two additional interest rate swaps with a combined notional amount of $200 million that is tied directly to the Company's 6 1/2% senior subordinated notes that it issued in January 2004. The interest rate swaps will convert a portion of the Company's fixed-rate debt to a floating rate based upon six-month LIBOR rates. At inception, the Company pays a floating rate of six-month LIBOR plus 1.80% and receives a fixed rate of 6 1/2%. The interest rate swaps terminate in 2014.

  North Fork Rancheria of Mono Indian Tribe

        In March 2004, the Company entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians ("Mono"), a federally recognized Native American tribe located in central California. The Company will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. The Company has secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Although no firm construction budget has been established, the Company expects the total cost of the development and construction of the facility will be less than $225 million. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 70 table games and dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. The Company anticipates the gaming and entertainment facility will be open some time in late 2007, but there can be no assurance that it will be completed at that time or at all.

  Litigation Settlement

        On February 9, 2004, the Company reached an agreement to settle a lawsuit brought in December 2000 by Fitzgeralds Sugar Creek, Inc., the City of Sugar Creek, Missouri and Phillip Griffith for $38 million ($24.7 million, net of the related tax benefit), which was paid on February 24, 2004. The lawsuit centered on allegations of improper conduct by the Company's former Missouri legal counsel, Michael Lazaroff. The Company has asserted a claim against Mr. Lazaroff and his former law firm to recover all damages caused by Mr. Lazaroff's conduct. As part of that claim, the Company intends to seek reimbursement for, among other things, the amount it was required to pay to settle the Fitzgerald's litigation, as well as the attorney's fees and costs incurred by the Company in defending that litigation. There can be no assurance that the Company will be successful in recovering all or any portion of costs or damages.

16. Quarterly Financial Information (Unaudited)

	Net revenues	Operating income	Income (loss) before income taxes and change in accounting principle	Net income (loss) applicable to common stock	Diluted earnings (loss) per common share
	(amounts in thousands, except per share amounts)
Year ended December 31, 2003
First quarter (a)	$199,561	$40,550	$19,938	$12,561	$0.21
Second quarter (b)	210,005	48,002	32,743	20,628	0.33
Third quarter (c)	218,670	49,880	31,431	19,802	0.32
Fourth quarter (d)	229,853	2,639	(15,935)	(8,648)	(0.14)
Year ended December 31, 2002
First quarter (e)	$202,067	$43,285	$20,728	$(257)	$(0.00)
Second quarter (f)	197,481	35,420	12,664	7,978	0.13
Third quarter (g)	191,710	33,586	9,001	5,671	0.09
Fourth quarter (h)	201,607	33,619	7,363	4,540	0.07

(a)
Includes an impairment loss of approximately $1.4 million primarily related to the write off of an investment in the development of a new slot product (see Note 6).

(b)
Includes development fees of approximately $3.6 million from Thunder Valley (see Note 9).

(c)
Includes development fees of approximately $0.8 million from Thunder Valley (see Note 9). Also includes development expenses of approximately $2.9 million.

(d)
Includes development fees of approximately $0.2 million from Thunder Valley, development expenses of approximately $1.4 million, a goodwill impairment loss of approximately $17.5 million at Fiesta Rancho (see Goodwill and Other Intangibles in Note 1) and a litigation settlement of $38.0 million (see Notes 9 and 15).

(e)
Includes a cumulative effect of change in accounting principle, net of applicable income tax benefit, of approximately $13.3 million, related to the goodwill acquired at Fiesta Rancho as a result of the adoption of SFAS No. 142 (see Goodwill and Other Intangibles in Note 1).

(f)
Includes an impairment loss of approximately $3.9 million related to the write-down of certain assets related to investments in an Internet, intra-state gaming platform and related technology (see Note 6).

(g)
Includes a loss on early retirement of debt of approximately $1.4 million, which was the result of the retirement and subsequent replacement of the revolving credit facility in September 2002 (see Note 8).

(h)
Includes a loss on early retirement of debt of approximately $4.4 million, which was the result of the redemption of the $150 million 9 3/4% senior subordinated notes in October 2002 (see Note 8). Also includes an impairment loss of approximately $4.9 million related to the write-off of our option to invest in the Internet wagering business with Kerzner Interactive (see Note 6).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        As we previously discussed in our current report on Form 8-K dated September 29, 2003, which we filed with the SEC on October 6, 2003, we dismissed Deloitte & Touche LLP as our independent public accountants and appointed Ernst & Young LLP to serve as our independent auditors for 2003. The dismissal of Deloitte & Touche LLP and the appointment of Ernst & Young LLP were both approved by our audit committee.

ITEM 9A. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        There is incorporated by reference the information appearing in the section entitled "Fees Paid to Independent Auditors" in the Registrant's definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1. Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

        Independent Auditors' Report—Ernst & Young LLP

        Independent Auditors' Report—Deloitte & Touche LLP

        Consolidated Balance Sheets as of December 31, 2003 and 2002

        Years Ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Operations

          Consolidated Statements of Stockholders' Equity

          Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

  2.
  None

  3.
  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)
3.2	Restated Bylaws of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)
4.1	Form of Subordinated Notes of the Registrant (January 2004 Issue). (Included in Exhibit 4.2)
4.2	Indenture dated as of January 29, 2004 between the Registrant and Law Debenture Trust Company of New York as Trustee.
4.3	Form of Subordinated Notes of the Registrant (February 2004 Issue). (Included in Exhibit 4.4)
4.4	Indenture dated as of February 27, 2004 between the Registrant and Law Debenture Trust Company of New York as Trustee.
4.5	Form of Senior Notes of the Registrant (2001 Issue). (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000)
4.6
Indenture dated as of February 13, 2001 between Registrant and Bank of New York as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2000)
4.7	First Supplemental Indenture dated as of September 17, 2003 between the Registrant and Bank of New York as Trustee, with respect to the Indenture dated as of February 13, 2001.
4.8	Form of Subordinated Note of the Registrant (2000 issue). (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated October 30, 2000)
4.9
Indenture dated as of July 7, 2000 between the Registrant and First Union National Bank as Trustee. (Incorporated herein by reference to the Company's Registration Statement on Form S-4 dated October 30, 2000)
4.10	Amended and Restated Loan Agreement dated as of September 18, 2002. (Incorporated herein by reference to the Company's Form 8-K dated September 18, 2002)

4.11
Amendment No. 1 to Amended and Restated Loan Agreement dated as of January 24, 2003. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)
4.12	Amendment No. 2 to Amended and Restated Loan Agreement dated as of July 14, 2003. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)
4.13	Amendment No. 3 to Amended and Restated Loan Agreement dated as of December 18, 2003.
4.14
Rights Agreement dated October 6, 1997 between the Company and Continental Stock Transfer and Trust Company, as Rights Agent. (Incorporated herein by reference to the Company's Form 8-K dated October 9, 1997)
4.15
Amendment to Rights Agreement, dated as of January 16, 1998, between Station Casinos, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998)
4.16
Amendment No. 2 to Rights Agreement, dated as of December 1, 1998, between Station Casinos, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to the Company's Form 8-K dated November 6, 1998)
4.17
Amended and Restated Loan Agreement, dated as of December 22, 2003, among Green Valley Ranch Gaming, LLC, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Wells Fargo Bank, N.A.
4.18
Completion Guaranty by Station Casinos, Inc., GCR Gaming, LLC, and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant, and Bank of America, N.A., as Administrative Agent, dated as of December 22, 2003.
4.19
Make-Well Agreement by Station Casinos, Inc., GCR Gaming, LLC, and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant, and Bank of America, N.A., as Administrative Agent, dated as of December 22, 2003.
4.20
Loan Agreement among the United Auburn Indian Community, as Borrower, Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, N.A., as Syndication Agent, dated as of January 24, 2003. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)
4.21
Amendment No. 1 to Loan Agreement among the United Auburn Indian Community, as Borrower, Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, N.A., as Syndication Agent, dated as of July 23, 2003. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)
4.22
Amendment No. 2 to Loan Agreement among the United Auburn Indian Community, as Borrower, Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, N.A., as Syndication Agent, dated as of December 17, 2003.
4.23
Completion Guaranty by Station Casinos, Inc. in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Creditors under the Loan Agreement among the United Auburn Indian Community, as Borrower, Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, N.A., as Syndication Agent, dated as of January 24, 2003. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)
4.24
Make-Well Agreement by Station Casinos, Inc. in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Creditors under the Loan Agreement among the United Auburn Indian Community, as Borrower, Bank of America, N.A., as Administrative Agent and Wells Fargo Bank, N.A., as Syndication Agent, dated as of January 24, 2003. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

10.1
Ground Lease between Boulder Station, Inc. and KB Enterprises dated as of June 1, 1993. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)
10.2
Option to Lease or Purchase dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)
10.3
Option to Acquire Interest Under Purchase Contract dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)
10.4
First Amendment to Ground Lease and Sublease, dated as of June 30, 1995, by and between KB Enterprises, as landlord and Boulder Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.5
Rent Agreement to the First Amendment to Ground Lease and Sublease, dated as of March 30, 2003, by and between KB Enterprises, as landlord and Boulder Station, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 2003)
10.6	Ground Lease between Registrant and Texas Gambling Hall & Hotel, Inc. dated as of June 1, 1995. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.7	First Amendment to Ground Lease dated as of June 30, 1995 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.8
Rent Agreement to the First Amendment to Ground Lease, dated as of May 12, 2000 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 2003)
10.9
Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 between Registrant and Texas Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.10
Executive Employment Agreement between Frank J. Fertitta III and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)
10.11
Executive Employment Agreement between Glenn C. Christenson and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)
10.12
Executive Employment Agreement between Scott M Nielson and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)
10.13
Executive Employment Agreement between Lorenzo J. Fertitta and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)
10.14
Executive Employment Agreement between Stephen L. Cavallaro and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated June 30, 2003)
10.15	Executive Employment Agreement between William W. Warner and the Registrant dated as of May 20, 2003.
10.16	Amended and Restated Stock Compensation Program of the Registrant dated as of May 24, 1999. (Incorporated herein by reference to the Company's Form S-8 filed as of June 17, 1999)
10.17	1999 Stock Compensation Program of the Registrant dated as of December 7, 1999. (Incorporated herein by reference to the Company's Form S-8 filed as of June 30, 2000)

10.18
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
10.22	Long-Term Stay-On Performance Incentive Payment between the Registrant and William W. Warner dated April 1, 2002.
10.23
Long-Term Stay-On Performance Incentive Plan between the Registrant and Glenn C. Christenson, Scott M Nielson and Blake L. Sartini. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.24
Amended and Restated Deferred Compensation Plan of the Registrant dated as of September 12, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
10.25
First Amendment to the Amended and Restated Deferred Compensation Plan dated as of December 4, 2002. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)
10.26
Special Long-Term Disability Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.27	Form of Indemnification Agreement for Directors and Executive Officers. (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
10.28	Form of Indemnification Agreement between the Registrant and Frank Fertitta, Jr. (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
10.29
Operating Agreement dated March 10, 2000, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1999)
10.30
First Amendment to Operating Agreement dated March 10, 2000, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant, dated as of September 17, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
10.31	Second Amendment to Operating Agreement dated December 19, 2003, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant.
10.32
Second Amended and Restated Management Agreement between the Registrant and the United Auburn Indian Community dated as of November 1, 2002. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP

23.2	Consent of Deloitte & Touche LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8K

On December 10, 2003, the Company filed a Current Report on Form 8-K dated December 5, 2003, reporting items listed under Items 5 and 7.

On January 15, 2004, the Company filed a Current Report on Form 8-K dated January 15, 2004, reporting items listed under Items 5 and 7.

On January 20, 2004, the Company filed a Current Report on Form 8-K dated January 16, 2004, reporting items listed under Items 5 and 7.

On January 29, 2004, the Company filed a Current Report on Form 8-K dated January 29, 2004, reporting items listed under Items 5 and 12.

On February 2, 2004, the Company filed a Current Report on Form 8-K dated February 2, 2004, reporting items listed under Item 5.

On February 17, 2004, the Company filed a Current Report on Form 8-K dated February 13, 2004, reporting items listed under Item 5.

(c)
None

(d)
None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS, INC.
Dated: March 11, 2004	By:	/s/ FRANK J. FERTITTA III Frank J. Fertitta III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III Frank J. Fertitta III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2004
/s/ LORENZO J. FERTITTA Lorenzo J. Fertitta	President and Director	March 11, 2004
/s/ GLENN C. CHRISTENSON Glenn C. Christenson	Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial and Accounting Officer)	March 11, 2004
/s/ BLAKE L. SARTINI Blake L. Sartini	Director	March 11, 2004
/s/ LOWELL H. LEBERMANN, JR. Lowell H. Lebermann, Jr.	Director	March 11, 2004
/s/ JAMES E. NAVE James E. Nave	Director	March 11, 2004
/s/ LYNETTE BOGGS MCDONALD Lynette Boggs McDonald	Director	March 11, 2004
/s/ LEE S. ISGUR Lee S. Isgur	Director	March 11, 2004

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
REPORT OF INDEPENDENT AUDITORS
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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES