Form 10-Q
period 2004-03-31
STATION CASINOS INC
filed 2004-05-10
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer.  Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common stock, $0.01 par value	63,451,093

STATION CASINOS, INC.
INDEX

STATION CASINOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,154	$62,272
Receivables, net	18,780	28,224
Inventories	4,840	5,110
Prepaid gaming tax	14,187	14,940
Prepaid expenses	9,454	7,114
Deferred income tax	3,973	16,804
Total current assets	123,388	134,464

Property and equipment, net	1,172,074	1,158,299
Goodwill and other intangibles, net	148,423	148,717
Land held for development	128,206	119,197
Investments in joint ventures	90,539	86,425
Other assets, net	112,189	98,870
Total assets	$1,774,819	$1,745,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$22	$22
Accounts payable	15,873	20,438
Accrued expenses and other current liabilities	71,293	121,856
Total current liabilities	87,188	142,316

Long-term debt, less current portion	1,293,410	1,168,935
Deferred income tax, net	16,196	65,285
Other long-term liabilities, net	33,720	29,497
Total liabilities	1,430,514	1,406,033

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 73,274,106 and 70,912,227 shares issued	520	497
Treasury stock, 10,125,250 and 10,121,677 shares, at cost	(134,683)	(134,534)
Additional paid-in capital	433,891	387,973
Deferred compensation - restricted stock	(30,012)	(27,003)
Accumulated other comprehensive loss	(2,163)	(1,334)
Retained earnings	76,752	114,340
Total stockholders’ equity	344,305	339,939
Total liabilities and stockholders’ equity	$1,774,819	$1,745,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2004	2003

Operating revenues:
Casino	$175,494	$160,961
Food and beverage	34,369	32,690
Room	14,913	12,469
Other	10,059	10,008
Management fees	20,970	1,516
Gross revenues	255,805	217,644
Promotional allowances	(16,840)	(18,083)
Net revenues	238,965	199,561

Operating costs and expenses:
Casino	66,540	64,891
Food and beverage	23,780	19,711
Room	4,991	4,765
Other	3,889	4,091
Selling, general and administrative	41,189	38,264
Corporate expense	11,473	7,881
Development expense	4,002	—
Depreciation and amortization	19,450	18,014
Impairment loss	—	1,394
	175,314	159,011

Operating income	63,651	40,550
Earnings from joint ventures	7,031	4,904
Operating income and earnings from joint ventures	70,682	45,454

Other income (expense):
Interest expense, net	(22,449)	(24,270)
Interest and other expense from joint ventures	(1,386)	(1,448)
Loss on early retirement of debt	(93,265)	—
Other	(79)	202
	(117,179)	(25,516)

Income (loss) before income taxes	(46,497)	19,938
Income tax benefit (provision)	16,739	(7,377)
Net income (loss)	$(29,758)	$12,561

Basic and diluted earnings (loss) per common share:
Net income (loss):
Basic	$(0.48)	$0.22
Diluted	$(0.48)	$0.21
Weighted average common shares outstanding:
Basic	62,268	57,417
Diluted	62,268	61,051

Dividends paid per common share	$0.125	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$(29,758)	$12,561
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,450	18,014
Loss on early retirement of debt	93,265	—
Deferred income tax	(36,258)	7,221
Tax benefit from exercise of stock options	20,159	—
Earnings from joint ventures, net	(5,645)	(3,456)
Amortization of debt discount and issuance costs	820	780
Impairment loss	—	1,394
Changes in assets and liabilities:
Receivables, net	9,444	4,854
Inventories and prepaid expenses	(1,317)	(1,986)
Accounts payable	(4,565)	3,261
Accrued expenses and other current liabilities	(50,563)	(4,960)
Other, net	2,456	518
Total adjustments	47,246	25,640
Net cash provided by operating activities	17,488	38,201
Cash flows from investing activities:
Capital expenditures	(33,142)	(21,053)
Purchase of land held for development	(9,009)	(902)
Increase in note receivable	—	(12,408)
Other, net	(6,238)	(737)
Net cash used in investing activities	(48,389)	(35,100)
Cash flows from financing activities:
Redemption of senior and senior subordinated notes	(1,028,815)	—
Proceeds from the issuance of senior and senior subordinated notes, nct	1,248,226	—
Payments under bank facility with maturity dates less than three months, net	(127,000)	(45,800)
Payments under bank facility, maturity dates greater than three months	(50,000)	—
Borrowings under bank facility, maturity dates greater than three months	—	60,000
Proceeds from exercise of stock options	20,703	5,442
Debt issuance costs	(14,144)	—
Payment of dividends	(7,830)	—
Purchase of treasury stock	(149)	(24,644)
Other, net	(208)	(341)
Net cash provided by (used in) financing activities	40,783	(5,343)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	9,882	(2,242)
Balance, beginning of period	62,272	59,339
Balance, end of period	$72,154	$57,097
Supplemental cash flow disclosures:
Cash paid for interest, net of $1,450 and $6 capitalized	$26,880	$17,667
Cash received for income taxes, net	$6,995	$4,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                                      Basis of Presentation

Station Casinos, Inc. (the “Company”), a Nevada corporation, is a gaming and entertainment company that currently owns and operates eight major hotel/casino properties (one of which is 50% owned) and three smaller casino properties (one of which is 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palace Station Hotel & Casino, Inc. (“Palace Station”), Boulder Station, Inc. (“Boulder Station”), Texas Station, LLC (“Texas Station”), Sunset Station, Inc. (“Sunset Station”), Santa Fe Station, Inc. (“Santa Fe Station”), Fiesta Station, Inc. (“Fiesta Rancho”), Lake Mead Station, Inc. (“Fiesta Henderson”), Wild Wild West Gambling Hall & Hotel (“Wild Wild West”) and Wildfire Casino (“Wildfire”). The Company also consolidates MPM Enterprises, LLC (“MPM”), in which it owns a 50% interest and is required to be consolidated. The Company also owns a 50% interest in Barley’s Casino & Brewing Company (“Barley’s”) and Green Valley Ranch Gaming, LLC (“Green Valley Ranch Station”) and a 6.7% interest in the Palms Casino Resort, which are accounted for under the equity method. The Company is the managing partner for both Barley’s and Green Valley Ranch Station. In addition, the Company manages Thunder Valley Casino (“Thunder Valley”) near Sacramento, California on behalf of the United Auburn Indian Community (“UAIC”), which opened on June 9, 2003. All significant intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2003 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

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

	March 31, 2004	December 31, 2003
	(unaudited)
Green Valley Ranch Station (50.0%)	$70,336	$66,484
Barley’s (50.0%)	2,939	2,899
Palms Casino Resort (6.7%)	17,264	17,042
Investments in joint ventures	$90,539	$86,425

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	March 31, 2004	December 31, 2003
	(unaudited)
Current assets	$49,442	$51,551
Property and equipment and other assets, net	539,451	525,515
Current liabilities	42,145	37,977
Long-term debt and other liabilities	193,530	196,399
Stockholders’ equity	353,218	342,690

Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2004	2003
Net revenues	$93,115	$79,465
Operating costs and expenses	70,649	62,374
Operating income	22,466	17,091
Interest and other expense, net	4,188	3,729
Net income	$18,278	$13,362

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

	Three months ended March 31,
	2004	2003
Operating earnings from joint ventures	$7,031	$4,904
Interest and other expense from joint ventures	(1,386)	(1,448)
Net earnings from joint ventures	$5,645	$3,456

Green Valley Ranch Station

Green Valley Ranch Station is owned by a 50/50 joint venture between the Company and GCR Gaming. In December 2003, Green Valley Ranch Station entered into a $250.0 million Amended and Restated Loan Agreement, the proceeds of which were used to pay off secured equipment and other financing and to fund the ongoing expansion of the facility. Green Valley Ranch Station has entered into an agreement to swap the majority of its floating rate to a fixed-rate that will approximate 7.0% during the term of the loan. The loan requires a limited make-well of $42.8 million, if necessary (based on operating results of the property). Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch Station credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants. The make-well is a joint and several obligation of each partner, with GCR Gaming’s obligation collateralized. The make-well agreement will terminate upon achieving a post-expansion debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees of at least $42.0 million. As of March 31, 2004, the debt to Adjusted EBITDA ratio was 2.46 to 1.00. The outstanding balance of the Green Valley Ranch Station revolving credit facility as of March 31, 2004, was approximately $149.6 million.

Green Valley Ranch Station has entered into interest rate swaps that have converted a portion of its floating rate debt to a fixed rate and are matched to a portion of its revolving facility. At March 31, 2004, the combined notional amount of the interest rate swaps was $112.5 million. As of March 31, 2004, Green Valley Ranch Station was paying a weighted average fixed rate of 4.31% on the interest rate swaps and was receiving a weighted average floating rate based on three-month LIBOR of 1.11%. These interest rate swaps were priced to have no value at inception. As a result of the mark-to-market valuation of the interest rate swaps, the Company recorded approximately $2.2 million and $1.3 million as of March 31, 2004 and December 31, 2003, respectively, for its share of the Green Valley Ranch Station interest rate swaps in accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets.

In the fourth quarter of 2003, the Company began a $110 million expansion at Green Valley Ranch Station. The expansion will include 296 hotel rooms, 25,500 square feet of additional meeting space, approximately 200 slot machines and an expanded spa facility. Construction on the project is expected to be complete in the fourth quarter of 2004.

3.                                      Management Fees

The Company manages Thunder Valley for the UAIC and receives a management fee equal to 24% of net income, as defined. The Company is also the managing partner for both Green Valley Ranch Station and Barley’s and receives a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch Station and 10% of EBITDA from Barley’s. The Company’s management fees are included in net revenues on the Company’s condensed consolidated statements of operations.

United Auburn Indian Community

The Company has entered into a Development Services Agreement and a Management Agreement with the UAIC. The Company’s seven-year Management Agreement was approved by the National Indian Gaming Commission (“NIGC”) and expires in June 2010. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, the Company and the UAIC developed Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003. Thunder Valley has 1,906 Class III slot machines and 111 table games, including a private VIP gaming area, a 500-seat bingo room, three specialty restaurants, a 500-seat buffet, a food court, a center pit bar and parking for over 4,500 vehicles.

On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC. The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the United States Department of the Interior’s decision to accept the land into trust. Immediately following the District Court’s decision, the plaintiffs appealed the decision to the United States Court of Appeals for the District of Columbia. On November 14, 2003, the Court of Appeals affirmed the dismissal of the lawsuit by the District Court. On February 15, 2004, Citizens for Safer Communities filed a petition for writ of certiorari with the United States Supreme Court, seeking to appeal the decision of the Court of Appeals. The remaining plaintiffs did not seek to appeal the decision. On April 5, 2004, the United States Supreme Court denied Citizens for Safer Communities’ petition for writ of certiorari.

The Company assisted the UAIC in obtaining $215.0 million of financing for the project through a group of lenders, with the Company providing an unlimited completion guaranty and credit support for all amounts outstanding under such financing. Based on the current level of operating results of Thunder Valley, the Company expects the credit support to terminate in June 2004. The Company has evaluated its obligations related to the completion guaranty in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” and has determined that the fair value of the obligation is not material.

4.                                      Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	March 31, 2004	December 31, 2003
	(unaudited)
Revolving credit facility, $500.0 million limit at March 31, 2004, due September 30, 2007, interest at a margin above the Alternate Base Rate or the Eurodollar Rate	$—	$177,000
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008, callable February 15, 2005	16,894	400,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $1.8 million at March 31, 2004	448,226	—
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, callable July 1, 2005, net of unamortized discount of $50 at March 31, 2004	17,328	373,886
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009	450,000	—
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009	350,000	—
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	—	199,900
Other long-term debt, interest at 6.0% at March 31, 2004, maturity dates ranging from 2004 to 2007	6,082	6,082
Total long-term debt	1,288,530	1,156,868
Current portion of long-term debt	(22)	(22)
Market value of interest rate swaps	4,902	12,089
Total long-term debt, net	$1,293,410	$1,168,935

Revolving Facility

In March 2004, the Company increased the availability under its revolving credit facility (the “Revolving Facility”) from $365.0 million to $500.0 million. The Revolving Facility contains no principal amortization and matures in September 2007. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company’s combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility). As of March 31, 2004, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.25%. As of March 31, 2004, the fee for the unfunded portion of the Revolving Facility was 0.375%.

The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of March 31, 2004, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.15 to 1.00 and the fixed charge coverage ratio was 2.67 to 1.00. In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.00 to 1.00 through June 30, 2005, which reduces to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. As of March 31, 2004, the Company’s consolidated funded debt to Adjusted EBITDA ratio was 3.8 to 1.0. The Company has pledged the stock of all of its major subsidiaries.

Senior and Senior Subordinated Notes

During the first quarter of 2004, the Company refinanced substantially all of its senior and senior subordinated notes. The Company issued $1.25 billion in new senior and senior subordinated notes which consists of $450.0 million 6% senior notes due in April 2012, $450.0 million 6-1/2% senior subordinated notes due in February 2014 and $350.0 million 6-7/8% senior subordinated notes due in March 2016. The proceeds from these offerings were used to redeem or repurchase the $199.9 million 8-7/8% senior subordinated notes due in December 2008, to repurchase $357.6 million of the 9-7/8% senior subordinated notes due in July 2010, to repurchase $383.1 million of the 8-3/8% senior notes due in February 2008 and to reduce amounts outstanding under the Revolving Facility. As a result of these redemptions, the Company recorded a loss on early retirement of debt of approximately $93.3 million in the three months ended March 31, 2004 to reflect the write-off of the unamortized loan costs, unamortized discount, call premium, tender fee and consent payments which were partially offset by the fair value of the interest rate swaps that were tied directly to the redeemed senior and senior subordinated notes.

The indentures (the “Indentures”) governing the Company’s senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit the Company and its subsidiaries’ ability to incur additional debt. At March 31, 2004, the Company’s Consolidated Coverage Ratio (as defined in the Indentures) was 3.19 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event the Company’s Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company’s ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes also contains a limitation on liens the Company can incur.

The Company has entered into various interest rate swaps with members of its bank group to manage interest expense. As of March 31, 2004, the Company has interest rate swaps with a combined notional amount of $250.0 million that are tied directly to the Company’s 6-1/2% senior subordinated notes or the Company’s 6% senior notes. The interest rate swaps convert a portion of the Company’s fixed-rate debt to a floating rate based upon three- and six-month LIBOR rates. At March 31, 2004, the Company pays a weighted average rate based on LIBOR, which approximates 2.94% and receives a weighted average rate of 6.33%. The interest rate swaps terminate in April 2012 and February 2014. The net effect of the interest rate swaps resulted in a reduction in interest expense of $1.8 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively.

The interest rate swaps that the Company entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded assets of $4.5 million and $4.8 million as of March 31, 2004 and 2003, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

In March 2004, the Company terminated an interest rate swap with a notional amount of $50.0 million, which was due to terminate in 2008. The interest rate swap was terminated at its market value and, as a result, the Company received approximately $3.6 million, which is included in the calculation of the net loss on the early retirement of debt as the interest rate swap was tied directly to the redemption of the $400.0 million 8-3/8% senior notes.

In December 2002, the Company terminated an interest rate swap with a notional amount of $100 million, which was due to terminate in 2010. The interest rate swap was terminated at its market value and, as a result, the Company received approximately $9.5 million. This interest rate swap was tied directly to the $375 million 9-7/8% senior subordinated notes. Approximately $357.6 million of the 9-7/8% senior subordinated notes were redeemed in the three months ended March 31, 2004 and, as a result, approximately $7.6 million of the remaining value of this fair value hedge termination was included in the calculation of the net loss on the early retirement of debt.

5.                                      Stockholders’ Equity

During the three months ended March 31, 2004, the Company repurchased 3,573 shares of its common stock for approximately $149,000.  As of March 31, 2004, the Company had acquired 10.1 million shares at a cost of approximately $134.7 million.  The Company is authorized to purchase approximately 10.4 million additional shares of its common stock as of March 31, 2004.

SFAS No. 130, “Reporting Comprehensive Income”, requires companies to disclose other comprehensive income (loss) and the components of such income.  Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity. The Company has recorded its 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch Station as other comprehensive loss.  Comprehensive income (loss) was computed as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2004	2003
Net income (loss)	$(29,758)	$12,561
Mark-to-market valuation of interest rate swaps, net of tax	(829)	(310)
Comprehensive income (loss)	$(30,587)	$12,251

The weighted average number of common shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following (amounts in thousands, unaudited):

	Three months ended March 31,
	2004	2003
Weighted average common shares outstanding (used in calculation of basic earnings (loss) per share)	62,268	57,417
Potential dilution from the assumed exercise of stock options	—	3,634
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings (loss) per share)	62,268	61,051

The Company recorded a net loss for the three months ended March 31, 2004 and, as a result, there was no potential dilution from the assumed exercise of stock options as they were antidilutive and not included in the calculation of weighted average common and common equivalent shares outstanding.

On March 4, 2004, the Company paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004 for approximately $7.8 million. On March 29, 2004, the Company announced a 40% increase in its quarterly cash dividend to $0.175 per share. The dividend is payable on June 4, 2004 to shareholders of record on May 14, 2004.

6.                                      Asset Impairment

The Company recorded an impairment loss of $1.4 million in the three months ended March 31, 2003, which primarily related to the write off of the Company’s investment in a new slot product development. The impairment of this asset was based upon a decision by the Company to no longer pursue the development of certain slot products. As a result, all of the development costs that the Company had incurred were written off, as they were deemed to have no value.

7.                                      Future Development

Red Rock Station

In April 2004, the Company commenced construction on Red Rock Station Resort and Casino in the Summerlin master-planned community in Las Vegas, Nevada located on Charleston Boulevard at the Interstate 215/Charleston interchange. The initial phase of the property is expected to include 60 table games and 2,700 slot machines. The property is expected to also include 400 hotel rooms, 45,000 square feet of meeting space, 16 movie theaters, a 20,000 square foot spa facility, several restaurants, including a buffet, and a nightclub. The cost of the project is expected to be approximately $450 million to $475 million, of which approximately $77.0 million has been spent as of March 31, 2004. The Company believes the project will be completed in late 2005 or early 2006.

Santa Fe Station Expansion

The Company is currently expanding Santa Fe Station, which will add more than 20,000 square feet of additional casino space, 350 slot machines, a new 16-screen movie theater complex, an upgrade of the property’s bowling center, a new entertainment venue and bar, a new Kid’s Quest facility and other amenities. The expansion project will also include the removal of the ice arena. The Company believes that the expansion will cost approximately $50 million and is expected to be completed in the first quarter of 2005.

Fiesta Rancho Expansion

The Company began a 31,000 square-foot expansion project at Fiesta Rancho in April 2004, which will bring a new ice arena to the property, complete with concession area, pro shop, locker rooms and private special event rooms. The Company believes that the project will cost approximately $6.5 million and will be completed by September 2004.

Acquisition

On March 26, 2004, the Company announced it had entered into an agreement to purchase two small casinos in Henderson, Nevada, the Magic Star Casino and the Gold Rush Casino. The Company expects to spend approximately $19 million for the acquisition and enhancements to the facilities. The purchase is expected to close in the summer of 2004 and is subject to customary regulatory approvals.

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

In August 2003, the Company and the FIGR entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from the 101 freeway and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such government and regulatory approvals, the Company will contribute significant credit support to the project. As of March 31, 2004, the Company had advanced approximately $17.5 million toward the development of this project, primarily to secure real estate for future development. Funds advanced by the Company are expected to be repaid with the proceeds of the project financing or from FIGR’s gaming revenues. In addition, the Company will make approximately $11.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of March 31, 2004, approximately $2.0 million of these payments have been made. The proposed project is expected to be completed sometime in 2007, but there can be no assurance that it will be completed within that timeframe or at all.

Gun Lake Tribe

On November 13, 2003, the Company agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with the Company’s agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. The Company has agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of March 31, 2004, approximately $2.0 million of these payments have been made. An additional $12.0 million in total may be paid by the Company in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, the Company has agreed to arrange financing for the ongoing development costs and construction of the project. Prior to obtaining financing for the project, the Company expects to advance $10 million to $15 million to Gun Lake for the acquisition of land and other development costs. As of March 31, 2004, the Company had advanced approximately $6.3 million toward the development of this project, primarily to secure real estate for future development. Although no firm construction budget has been established, the Company expects that the total cost of the development and construction of the project would be less than $200 million. Funds advanced by the Company are expected to be repaid with the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, the Company’s portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project would include up to 2,500 slot machines, 75 table games, a buffet, specialty restaurants and an entertainment venue. Construction of the project includes the conversion of an existing 192,000 square foot building into the entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Michigan, the United States Department of the Interior accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such governmental and regulatory approvals, the Company will contribute significant financial support to the project. The proposed project is expected to be completed in 2005, but there can be no assurance that it will be completed at that time or at all.

Mechoopda Indian Tribe

In January 2004, the Company entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. The Company will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining financing for the facility, the Company expects to advance $5 million to $10 million to MITCR for the acquisition of land and other development costs. Although no firm construction budget has been established, the Company expects the total cost of the development and construction of the facility will be less than $80 million. Funds advanced by the Company are expected to be repaid from the proceeds of the facility financing or from MITCR’s gaming revenues. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 500 slot machines, 10 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary governmental and regulatory approvals will be received. Prior to the receipt of such governmental or regulatory approvals, the Company will contribute significant financial support to the project. The Company anticipates that the gaming and entertainment facility will be open some time during 2005, but there can be no assurance that it will be completed at that time or at all.

North Fork Rancheria of Mono Indian Tribe

In March 2004, the Company entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (“Mono”), a federally recognized Native American tribe located in central California. The Company will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. The Company has secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Although no firm construction budget has been established, the Company expects the total cost of the development and construction of the facility will be less than $225 million. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of March 31, 2004, the Company had advanced approximately $4.0 million toward the development of this project, primarily to secure real estate for future development. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 70 table games and dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary governmental and regulatory approvals will be received. Prior to the receipt of such governmental or regulatory approvals, the Company will contribute significant financial support to the project. The Company anticipates that the gaming and entertainment facility will be open some time in late 2007, but there can be no assurance that it will be completed at that time or at all.

Land Held for Development

The Company has acquired certain parcels of land in the Las Vegas valley and near Sacramento, California as part of its development activities. The Company’s decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond the Company’s control, no assurances can be made that it will be able to secure additional, acceptable financing in order to proceed with any particular project. As of March 31, 2004, the Company had $128.2 million of land held for development that consists primarily of five sites that are owned or leased, which comprise 211 acres in the Las Vegas valley and 188 acres in the Sacramento area near Thunder Valley. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, currently consists of 67 acres. The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas. In February 2004, the Company exercised its option to purchase 34 acres of the site for approximately $8.9 million and is leasing (with an option to purchase) the remaining 34 acres of the site. The Company also owns a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215. As of March 31, 2004, the Company owned a 27-acre gaming-entitled parcel at the intersection of Boulder Highway and Nellis Boulevard, which it sold in April 2004 for approximately $10.9 million.

In 2003, the Company exercised its option to purchase the 19-acre parcel of leased land on which Wild Wild West is located. Pursuant to the lease, the purchase will take place in July 2005 at the fair market value of the land but not less than $27 million or not more than approximately $36 million. No amounts related to this purchase option have been recorded on the Company’s condensed consolidated balance sheets. The Company currently leases this land for approximately $2.7 million per year. In May 2003, the Company also purchased approximately 17 acres of land adjacent to Wild Wild West for approximately $28.8 million. This property currently includes approximately 270,000 square feet of office and warehouse space in a number of low-rise buildings. Also in 2003, the Company paid approximately $6.4 million in conjunction with an agreement to purchase a 9-acre parcel of land adjacent to Wild Wild West.

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

	Three months ended March 31,
	2004	2003

Net income (loss) as reported	$(29,758)	$12,561
Stock-based compensation expense reported in net income (loss)	173	173
Stock-based compensation expense under fair value method	(1,568)	(1,287)
Pro forma net income (loss)	$(31,153)	$11,447

Earnings (loss) per common share:
Basic – as reported	$(0.48)	$0.22
Basic – pro forma	$(0.50)	$0.20

Diluted – as reported	$(0.48)	$0.21
Diluted – pro forma	$(0.50)	$0.19

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

9.                                      Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In October and December 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003 to the quarter ending March 31, 2004. For entities acquired after February 1, 2003, the Company was required to adopt FIN 46 for the quarter ended September 30, 2003. The Company’s acquisition of its 50% interest in MPM, which it agreed to purchase in November 2003, was subject to the provisions of FIN 46 and as a result, the Company has consolidated MPM in its condensed consolidated financial statements, as this entity qualifies as a variable interest entity.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

Overview

The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended March 31,		Percent
	2004	2003	change
Net revenues—total	$238,965	$199,561	19.7%
Major Las Vegas Operations (a)	210,597	192,487	9.4%
Management fees (b)	20,970	1,516	1,283.2%
Other Operations and Corporate (c)	7,398	5,558	33.1%

Operating income (loss)—total	$63,651	$40,550	57.0%
Major Las Vegas Operations (a)	58,852	49,582	18.7%
Management fees (b)	20,970	1,516	1,283.2%
Other Operations and Corporate (c)	(16,171)	(10,548)	(53.3)%

Cash flows provided by (used in):
Operating activities	$17,488	$38,201	(54.2)%
Investing activities	(48,389)	(35,100)	(37.9)%
Financing activities	40,783	(5,343)	863.3%

(a)          The Major Las Vegas Operations include the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho and Fiesta Henderson.

(b)         Includes management fees from Thunder Valley (since June 9, 2003), Green Valley Ranch Station and Barley’s.

(c)          Other Operations and Corporate includes the wholly owned properties of Wild Wild West and Wildfire (since January 27, 2003), earnings from joint ventures and Corporate and development expense.

Results of Operations

Consolidated net revenues for the three months ended March 31, 2004 increased 19.7% to $239.0 million as compared to $199.6 million for the three months ended March 31, 2003. The increase in net revenues was due primarily to revenue increases at our Major Las Vegas Operations and an increase in management fees, primarily from Thunder Valley, which opened on June 9, 2003 and from Green Valley Ranch Station.

Combined net revenues from our Major Las Vegas Operations increased 9.4% to $210.6 million for the three months ended March 31, 2004 as compared to $192.5 million for the three months ended March 31, 2003. The increase in combined net revenues was primarily due to a strong Las Vegas local economy, continued population growth in the Las Vegas valley, as well as the introduction of our Jumbo brand of products including Jumbo Jackpot. Jumbo Jackpot, which we introduced in April 2003, is an exclusive progressive slot jackpot that allows our customers using their Boarding Pass card the opportunity to win between $50,000 and $150,000 just for playing slot machines at the Station properties. The increase in revenues was also due to a short-term slowdown in our business during the first quarter of 2003, as our customers were distracted by the events leading up to and including the war in Iraq.

Consolidated operating income increased 57.0% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase is primarily due to increased consolidated net revenues noted above. Our consolidated operating margin increased 6.3 percentage points over the same three-month period.

The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended March 31,		Percent
	2004	2003	Change
Casino revenues	$175,494	$160,961	9.0%
Casino expenses	66,540	64,891	2.5%
Margin	62.1%	59.7%

Food and beverage revenues	$34,369	$32,690	5.1%
Food and beverage expenses	23,780	19,711	20.6%
Margin	30.8%	39.7%

Room revenues	$14,913	$12,469	19.6%
Room expenses	4,991	4,765	4.7%
Margin	66.5%	61.8%

Other revenues	$10,059	$10,008	0.5%
Other expenses	3,889	4,091	(4.9)%

Management fees	$20,970	$1,516	1,283.2%

Selling, general and administrative expenses	$41,189	$38,264	7.6%
Percent of net revenues	17.2%	19.2%

Corporate expense	$11,473	$7,881	45.6%
Percent of net revenues	4.8%	3.9%

Earnings from joint ventures	$7,031	$4,904	43.4%

Casino.  Casino revenues increased 9.0% to $175.5 million for the three months ended March 31, 2004 as compared to $161.0 million for the three months ended March 31, 2003. The increase in casino revenues is primarily due to the same factors affecting the combined net revenues for our Major Las Vegas Operations noted above. Casino expenses increased 2.5% to $66.5 million for the three months ended March 31, 2004 as compared to $64.9 million for the three months ended March 31, 2003. The increase in casino expenses is due primarily to an increase in gaming taxes. The casino profit margin increased 2.4 percentage points over the same three-month period.

Food and Beverage.  Food and beverage revenues increased 5.1% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Food and beverage expenses increased 20.6% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Food covers increased 11.3% and the average guest check declined 5.2% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The food and beverage net profit margin decreased by 8.9 percentage points over the same three-month period. The decrease in the average guest check was a result of selected menu price reductions, primarily in the buffet, which were implemented as part of a new marketing program. The lower prices, as well as an aggressive marketing campaign promoting the buffet, drove additional volume resulting in an increase in food covers. As a result of the additional volume, food and beverage expenses increased over the same period. Food and beverage costs also increased due to increases in selected food cost items and marketing costs promoting the buffet.

Room.  Room revenues increased 19.6% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Room occupancy increased to 96% for the three months ended March 31, 2004 as compared to 95% for the three months ended March 31, 2003, while the average daily room rate increased to $59 from $49 over the same period. The increase in room rates was primarily due to a general increase in demand for travel to Las Vegas as compared to the prior year.

Other.  Other revenues primarily include income from the gift shops, bowling, entertainment, leased outlets and arcades. Other revenues increased slightly by 0.5% to approximately $10.1 million for the three months ended March 31, 2004 as compared to approximately $10.0 million for the three months ended March 31, 2003.

Management Fees.  We manage Thunder Valley on behalf of the United Auburn Indian Community (“UAIC”) and receive a management fee equal to 24% of net income. We are the managing partner for both Green Valley Ranch Station and Barley’s and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch Station and 10% of EBITDA from Barley’s. For the three months ended March 31, 2004, management fees increased to approximately $21.0 million as compared to $1.5 million for the three months ended March 31, 2003. The increase is due to management fees from Thunder Valley, which opened in June 2003, as well as improved results at Green Valley Ranch Station.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 7.6% to $41.2 million for the three months ended March 31, 2004 as compared to $38.3 million for the three months ended March 31, 2003. SG&A as a percentage of net revenues, decreased to 17.2% for the three months ended March 31, 2004 as compared to 19.2% for the three months ended March 31, 2003. A large portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A to net revenues decreased.

Corporate Expense.  Corporate expense as a percentage of net revenues increased to 4.8% for the three months ended March 31, 2004 as compared to 3.9% for the three months ended March 31, 2003. Corporate expense increased 45.6% to $11.5 million for the three months ended March 31, 2004 as compared to $7.9 million for the three months ended March 31, 2003. The increase is due primarily to increased investment in corporate infrastructure to handle projected growth and a change in incentive compensation from a stock option based program to a program which includes cash and restricted stock. In addition, employer payroll taxes on stock option exercises increased during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. This increase was offset by Harrah’s patent litigation costs of approximately $1.3 million incurred during the three months ended March 31, 2003.

Development Expense.  Development expenses for the three months ended March 31, 2004 were approximately $4.0 million. We have increased our development resources in an effort to identify potential gaming opportunities, with an emphasis on expanding our management of Native American casinos. We incurred approximately $2.0 million of costs to develop new gaming opportunities, which include payroll, travel and legal expenses. Also included in development expense for the three months ended March 31, 2004, is a $2.0 million nonreimbursable milestone payment related to the Gun Lake project in Michigan (see “Future Development”).

Depreciation and Amortization.  Depreciation and amortization increased 8.0% in the three months ended March 31, 2004 to $19.5 million as compared to $18.0 million in the three months ended March 31, 2003. This increase was due primarily to the addition of new slot machines at a majority of the Major Las Vegas properties and the addition of a new slot system at Fiesta Rancho during the first quarter of 2004, as well as the addition of new restaurants at Santa Fe Station and Fiesta Henderson during 2003.

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

Earnings from Joint Ventures.  We own a 50% interest in Green Valley Ranch Station and Barley’s, and a 6.7% interest in the Palms Casino Resort. For the three months ended March 31, 2004, we recorded approximately $7.0 million as our share of the earnings from these joint ventures as compared to approximately $4.9 million for the three months ended March 31, 2003. The increase in earnings from joint ventures is primarily a result of the improved results at Green Valley Ranch Station.

Interest Expense.  Interest expense, net of capitalized interest, decreased 7.3% to $22.5 million in the three months ended March 31, 2004 as compared to $24.3 million in the three months ended March 31, 2003. Gross interest expense decreased approximately $0.3 million over the same periods. Long-term debt increased by approximately $123.3 million to approximately $1.29 billion as of March 31, 2004 as compared to approximately $1.17 billion as of March 31, 2003. We reduced our weighted average cost of debt to 6.0% at March 31, 2004 from 8.1% at March 31, 2003. The decrease in gross interest expense was also due to the effect of our interest rate swaps, which resulted in a reduction in interest expense of $1.8 million for the three months ended March 31, 2004 as compared to a reduction of $0.9 million in the three months ended March 31, 2003. Capitalized interest increased approximately $1.4 million for the three months ended March 31, 2004 primarily due to interest capitalized for the construction of Red Rock Station (see “Future Development”).

Interest and Other Expense from Joint Ventures.  For the three months ended March 31, 2004 and 2003, we recorded approximately $1.4 million in interest and other expense related to our unconsolidated joint ventures.

Loss on Early Retirement of Debt.  During the first quarter of 2004, we refinanced substantially all of our senior and senior subordinated notes. In connection with the refinancing, we completed tender offers and consent solicitations for approximately $940.6 million of our senior and senior subordinated notes outstanding. As a result, we recorded a loss on the early retirement of this debt of approximately $93.3 million during the three months ended March 31, 2004  to reflect the write-off of the unamortized loan costs, unamortized discount, call premium, tender fee and consent payments which were partially offset by the fair value of the interest rate swaps that were tied directly to the redeemed senior and senior subordinated notes (see “Description of Certain Indebtedness and Capital Stock – Senior and Senior Subordinated Notes”).

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

During the three months ended March 31, 2004, we generated cash flows from operating activities of approximately $17.5 million. We refinanced substantially all of our senior and senior subordinated notes, which allowed us to issue $1.25 billion in new senior and senior subordinated notes, while redeeming approximately $940.6 million of our existing senior and senior subordinated notes (see “Description of Certain Indebtedness and Capital Stock - Senior and Senior Subordinated Notes”). In addition, we received approximately $20.7 million from the exercise of stock options, approximately $7.0 million from income tax refunds and approximately $4.4 million from the cash surrender value of premiums paid on terminated split-dollar life insurance agreements. There were no amounts directly outstanding on the Revolving Facility as of March 31, 2004. At March 31, 2004, we had total available borrowings of $490.7 million under the Revolving Facility, which reflects the issuance of various letters of credit totaling approximately $9.3 million. We had $72.2 million in cash and cash equivalents as of March 31, 2004, which included approximately $25 million of cash in excess of the amounts required to be on hand at our properties.

During the three months ended March 31, 2004, total capital expenditures were $33.1 million, of which approximately $6.9 million was for the accelerated replacement of slot machines to take advantage of ticket-in, ticket-out technology, approximately $3.1 million was related to the development of Red Rock Station (see “Future Development”), approximately $12.7 million was for maintenance capital expenditures and approximately $10.4 million was for various other projects. In addition to capital expenditures, we exercised an option to purchase 34 acres of land at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas for approximately $8.9 million, we paid approximately $6.7 million in reimbursable advances for our potential Native American development projects (see “Future Development”) and paid approximately $7.8 million in common stock dividends.

Our primary cash requirements for the remainder of 2004 are expected to include (i) approximately $22 million for maintenance and other capital expenditures, (ii) approximately $34 million for the payment of common stock dividends, (iii) approximately $51 million for the accelerated purchase of ticket-in, ticket-out slot machines, (iv) approximately $67 million for the development and construction of Red Rock Station (see “Future Development”), (v) approximately $30 million for the expansion at Santa Fe Station, which will include a new movie theater complex, additional slot machines and other amenities, (vi) approximately $19 million for the purchase and enhancements of the Magic Star Casino and Gold Rush Casino (see “Future Development”), (vii) approximately $6.5 million for the construction of an ice skating rink at Fiesta Rancho, (viii)  payments related to our existing and other potential Native American projects, (ix) principal and interest payments on indebtedness, (x) other strategic land purchases throughout the Las Vegas area and (xi) opportunistic repurchases of our common stock.

We believe that cash flows from operations, borrowings under our Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2004.  However, we are continually evaluating our financing needs.  If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see “Description of Certain Indebtedness and Capital Stock”) and other applicable agreements.

Off Balance Sheet Arrangements

As of March 31, 2004, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include a limited make-well agreement for $42.8 million as of March 31, 2004, related to the financing at Green Valley Ranch Station (see “Description of Certain Indebtedness and Capital Stock — Green Valley Ranch Station Financing”), a make-well agreement for an undetermined amount and completion guaranty related to the financing of Thunder Valley (see “ Description of Certain Indebtedness and Capital Stock - United Auburn Indian Community Financing”) and interest rate swaps with a notional amount of $250.0 million (see “Description of Certain Indebtedness and Capital Stock — Senior and Senior Subordinated Notes”). We also have certain contractual obligations including long-term debt, operating leases and employment contracts. Other than the refinancing of substantially all of our senior and senior subordinated notes referred to above, there were no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

Future Development

Red Rock Station

In April 2004, we commenced construction on Red Rock Station Resort and Casino in the Summerlin master-planned community in Las Vegas, Nevada located on Charleston Boulevard at the Interstate 215/Charleston interchange. The initial phase of the property is expected to include 60 table games and 2,700 slot machines. The property is expected to also include 400 hotel rooms, 45,000 square feet of meeting space, 16 movie theaters, a 20,000 square foot spa facility, several restaurants, including a buffet, and a nightclub. The cost of the project is expected to be approximately $450 million to $475 million, of which approximately $77.0 million has been spent as of March 31, 2004. We believe the project will be completed in late 2005 or early 2006.

Santa Fe Station Expansion

We are currently expanding Santa Fe Station, which will add more than 20,000 square feet of additional casino space, 350 slot machines, a new 16-screen movie theater complex, an upgrade of the property’s bowling center, a new entertainment venue and bar, a new Kid’s Quest facility and other amenities. The expansion project will also include the removal of the ice arena. We believe that the expansion will cost approximately $50 million and is expected to be completed in the first quarter of 2005.

Fiesta Rancho Expansion

We began a 31,000 square-foot expansion project at Fiesta Rancho in April 2004, which will bring a new ice arena to the property, complete with concession area, pro shop, locker rooms and private special event rooms. We believe that the project will cost approximately $6.5 million and will be completed by September 2004.

Green Valley Ranch Station Expansion

In the fourth quarter of 2003, we began a $110 million expansion at Green Valley Ranch Station. The expansion will include 296 hotel rooms, 25,500 square feet of additional meeting space, approximately 200 slot machines and an expanded spa facility. Construction on the project is expected to be complete in the fourth quarter of 2004.

Acquisition

On March 26, 2004, we announced that we had entered into an agreement to purchase two small casinos in Henderson, Nevada, the Magic Star Casino and the Gold Rush Casino. We expect to spend approximately $19 million for the acquisition and enhancements to the facilities. The purchase is expected to close in the summer of 2004 and is subject to customary regulatory approvals.

The Federated Indians of Graton Rancheria

In April 2003, we entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the “FIGR”) pursuant to which we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist it in designing, developing and financing the project and, upon opening, we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 22% of the facility’s net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In August 2003, the FIGR and we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from the 101 freeway and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (“NIGC”). No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such government and regulatory approvals, we will contribute significant credit support to the project. As of March 31, 2004, we had advanced approximately $17.5 million toward the development of this project, primarily to secure real estate for future development. Funds advanced by us are expected to be repaid with the proceeds of the project financing or from FIGR’s gaming revenues. In addition, we will make approximately $11.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of March 31, 2004, approximately $2.0 million of these payments have been made. The proposed project is expected to be completed sometime in 2007, but there can be no assurance that it will be completed within that timeframe or at all.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of March 31, 2004, approximately $2.0 million of these payments have been made. We may pay an additional $12.0 million in total in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Prior to obtaining financing for the project, we expect to advance $10 million to $15 million to Gun Lake for the acquisition of land and other development costs. As of March 31, 2004, we had advanced approximately $6.3 million toward the development of this project, primarily to secure real estate for future development. Although no firm construction budget has been established, we expect that the total cost of the development and construction of the project would be less than $200 million. Funds advanced by us are expected to be repaid with the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project would include up to 2,500 slot machines, 75 table games, a buffet, specialty restaurants and an entertainment venue. Construction of the project includes the conversion of an existing 192,000 square foot building into the entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of Michigan, the United States Department of the Interior accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such governmental and regulatory approvals, we will contribute significant financial support to the project. The proposed project is expected to be completed in 2005, but there can be no assurance that it will be completed at that time or at all.

Mechoopda Indian Tribe

In January 2004, we entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. We will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining financing for the facility, we expect to advance $5 million to $10 million to MITCR for the acquisition of land and other development costs. Although no firm construction budget has been established, we expect the total cost of the development and construction of the facility will be less than $80 million. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from MITCR’s gaming revenues. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 500 slot machines, 10 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary governmental and regulatory approvals will be received. Prior to the receipt of such governmental or regulatory approvals, we will contribute significant financial support to the project. We anticipate that the gaming and entertainment facility will be open some time during 2005, but there can be no assurance that it will be completed at that time or at all.

North Fork Rancheria of Mono Indian Tribe

In March 2004, we entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (“Mono”), a federally recognized Native American tribe located in central California. We will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Although no firm construction budget has been established, we expect the total cost of the development and construction of the facility will be less than $225 million. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of March 31, 2004, we had advanced approximately $4.0 million toward the development of this project, primarily to secure real estate for future development. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 70 table games and dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary governmental and regulatory approvals will be received.  Prior to the receipt of such governmental or regulatory approvals, we will contribute significant financial support to the project. We anticipate that the gaming and entertainment facility will be open some time in late 2007, but there can be no assurance that it will be completed at that time or at all.

Land Acquisition

We have acquired certain parcels of land in the Las Vegas valley and near Sacramento, California as part of our development activities. Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to secure additional, acceptable financing in order to proceed with any particular project. As of March 31, 2004, we had $128.2 million of land held for development that consists primarily of five sites that are owned or leased, which comprise 211 acres in the Las Vegas valley and 188 acres in the Sacramento area near Thunder Valley. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, currently consists of 67 acres. The Boulder/Tropicana site is a 68-acre site consisting of two parcels at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas. In February 2004, we exercised our option to purchase 34 acres of the site for approximately $8.9 million and we are leasing (with an option to purchase) the remaining 34 acres of the site. We also own a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215. As of March 31, 2004, we owned a 27-acre gaming-entitled parcel at the intersection of Boulder Highway and Nellis Boulevard, which we sold in April 2004 for approximately $10.9 million.

In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located. Pursuant to the lease, the purchase will take place in July 2005 at the fair market value of the land but not less than $27 million or not more than approximately $36 million. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets. We currently lease this land for approximately $2.7 million per year. In May 2003, we also purchased approximately 17 acres of land adjacent to Wild Wild West for approximately $28.8 million. This property currently includes approximately 270,000 square feet of office and warehouse space in a number of low-rise buildings. Also in 2003, we paid approximately $6.4 million in conjunction with an agreement to purchase a 9-acre parcel of land adjacent to Wild Wild West.

Regulation and Taxes

We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and tribal gaming agency of the UAIC. The UAIC and a number of other Native American tribes in California are currently renegotiating certain provisions of the Tribal State Gaming Compacts (“Compacts”) to which they are a party. Although it is unclear what changes, if any, may ultimately be made to the Compacts, such renegotiation may result in an increase in the fees paid by the UAIC and other Native American tribes to the State of California, an increase in the number of gaming devices that a Native American tribe may operate and other obligations that are not currently required by the existing Compacts. Changes in applicable laws, regulations or Compact provisions could have a significant impact on our operations.

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

Description of Certain Indebtedness and Capital Stock

Revolving Facility

In March 2004, we increased the availability under our revolving credit facility (the “Revolving Facility”) from $365.0 million to $500.0 million. The Revolving Facility contains no principal amortization and matures in September 2007. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company’s combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility). As of March 31, 2004, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.25%. As of March 31, 2004, the fee for the unfunded portion of the Revolving Facility was 0.375%.

The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of March 31, 2004, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.15 to 1.00 and the fixed charge coverage ratio was 2.67 to 1.00. In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.00 to 1.00 through June 30, 2005, which reduces to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. As of March 31, 2004, our consolidated funded debt to Adjusted EBITDA ratio was 3.8 to 1.0. We have pledged the stock of all of our major subsidiaries.

Senior and Senior Subordinated Notes

During the first quarter of 2004, we refinanced substantially all of our senior and senior subordinated notes. We issued $1.25 billion in new senior and senior subordinated notes which consists of $450.0 million 6% senior notes due in April 2012, $450.0 million 6-1/2% senior subordinated notes due in February 2014 and $350.0 million 6-7/8% senior subordinated notes due in March 2016. The proceeds from these offerings were used to redeem or repurchase the $199.9 million 8-7/8% senior subordinated notes due in December 2008, to repurchase $357.6 million of the 9-7/8% senior subordinated notes due in July 2010, to repurchase $383.1 million of the 8-3/8% senior notes due in February 2008 and to reduce amounts outstanding under the Revolving Facility. As a result of these redemptions, we recorded a loss on early retirement of debt of approximately $93.3 million in the three months ended March 31, 2004 to reflect the write-off of the unamortized loan costs, unamortized discount, call premium, tender fee and consent payments which were partially offset by the fair value of the interest rate swaps that were tied directly to the redeemed senior and senior subordinated notes.

The indentures (the “Indentures”) governing our senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit us and our subsidiaries’ ability to incur additional debt. At March 31, 2004, our Consolidated Coverage Ratio (as defined in the Indentures) was 3.19 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event that our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes also contains a limitation on liens that we can incur.

We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of March 31, 2004, we have interest rate swaps with a combined notional amount of $250.0 million that are tied directly to our 6-1/2% senior subordinated notes or our 6% senior notes. The interest rate swaps convert a portion of our fixed-rate debt to a floating rate based upon three- and six-month LIBOR rates. At March 31, 2004, we pay a weighted average rate based on LIBOR, which approximates 2.94% and receive a weighted average rate of 6.33%. The interest rate swaps terminate in April 2012 and February 2014. The net effect of the interest rate swaps resulted in a reduction in interest expense of $1.8 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively.

The interest rate swaps that we entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded assets of $4.5 million and $4.8 million as of March 31, 2004 and 2003, respectively, representing the fair value of the interest rate swaps and a corresponding increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

In March 2004, we terminated an interest rate swap with a notional amount of $50.0 million, which was due to terminate in 2008. The interest rate swap was terminated at its market value and, as a result, we received approximately $3.6 million, which is included in the calculation of the net loss on the early retirement of debt as the interest rate swap was tied directly to the redemption of the $400.0 million 8-3/8% senior notes.

In December 2002, we terminated an interest rate swap with a notional amount of $100 million, which was due to terminate in 2010. The interest rate swap was terminated at its market value and, as a result, we received approximately $9.5 million. This interest rate swap was tied directly to our $375 million 9-7/8% senior subordinated notes. Approximately $357.6 million of the 9-7/8% senior subordinated notes were redeemed in the three months ended March 31, 2004 and, as a result, approximately $7.6 million of the remaining value of this fair value hedge termination was included in the calculation of the net loss on the early retirement of debt.

Green Valley Ranch Station Financing

Green Valley Ranch Station is owned by a 50/50 joint venture between us and GCR Gaming. In December 2003, Green Valley Ranch Station entered into a $250.0 million Amended and Restated Loan Agreement, the proceeds of which were used to pay off secured equipment and other financing and to fund the ongoing expansion of the facility. Green Valley Ranch Station has entered into an agreement to swap the majority of its floating rate to a fixed-rate that will approximate 7.0% during the term of the loan. The loan requires a limited make-well of $42.8 million, if necessary (based on operating results of the property). Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch Station credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants. The make-well is a joint and several obligation of each partner, with GCR Gaming’s obligation collateralized. The make-well agreement will terminate upon achieving a post-expansion debt to Adjusted EBITDA (as defined) ratio of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees of at least $42.0 million. As of March 31, 2004, the debt to Adjusted EBITDA ratio was 2.46 to 1.00. The outstanding balance of the Green Valley Ranch Station revolving credit facility as of March 31, 2004, was approximately $149.6 million.

Green Valley Ranch Station has entered into interest rate swaps that have converted a portion of its floating rate debt to a fixed rate and are matched to a portion of its revolving facility. At March 31, 2004, the combined notional amount of the interest rate swaps was $112.5 million. As of March 31, 2004, Green Valley Ranch Station was paying a weighted average fixed rate of 4.31% on the interest rate swaps and was receiving a weighted average floating rate based on three-month LIBOR of 1.11%. These interest rate swaps were priced to have no value at inception. As a result of the mark-to-market valuation of the interest rate swaps, we recorded approximately $2.2 million and $1.3 million as of March 31, 2004 and December 31, 2003, respectively, for our share of the Green Valley Ranch Station interest rate swaps in accumulated other comprehensive loss in our condensed consolidated balance sheets.

United Auburn Indian Community Financing

We have entered into a Development Services Agreement and a Management Agreement with the UAIC. Our seven-year Management Agreement was approved by the NIGC and expires in June 2010. We receive a management fee equal to 24% of the facility’s net income, as defined. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered by the UAIC and Placer County, California, we developed, with the UAIC, Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003. Thunder Valley has 1,906 Class III slot machines, 111 table games, including a private VIP gaming area, a 500-seat bingo room, three specialty restaurants, a 500-seat buffet, a food court, a center pit bar and parking for over 4,500 vehicles.

On September 17, 2002, the United States Department of the Interior accepted the land into trust on behalf of the UAIC. The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the United States Department of the Interior’s decision to accept the land into trust. Immediately following the District Court’s decision, the plaintiffs appealed the decision to the United States Court of Appeals for the District of Columbia. On November 14, 2003, the Court of Appeals affirmed the dismissal of the lawsuit by the District Court. On February 15, 2004, Citizens for Safer Communities filed a petition for writ of certiorari with the United States Supreme Court, seeking to appeal the decision of the Court of Appeals. The remaining plaintiffs did not seek to appeal that decision. On April 5, 2004, the United States Supreme Court denied Citizens for Safer Communities’ petition for writ of certiorari.

We assisted the UAIC in obtaining $215.0 million of financing for the project through a group of lenders, and we provided an unlimited completion guaranty and credit support for all amounts outstanding under such financing. Based on the current level of operating results of Thunder Valley, we expect the credit support to terminate in June 2004. We have evaluated our obligations related to the completion guaranty in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” and have determined that the fair value of the obligation is not material.

Common Stock

We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 73,274,106 shares of which were issued and 10,125,250 shares of which were held in treasury as of March 31, 2004. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

On March 4, 2004, we paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004 for approximately $7.8 million. On March 29, 2004, we announced a 40% increase in our quarterly cash dividend to $0.175 per share. The dividend is payable on June 4, 2004 to shareholders of record on May 14, 2004.

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

Treasury Stock

During the three months ended March 31, 2004, we repurchased approximately 3,573 shares of our common stock for approximately $149,000.  As of March 31, 2004, we had acquired approximately 10.1 million shares at a cost of approximately $134.7 million.  We are authorized to purchase approximately 10.4 million additional shares of our common stock as of March 31, 2004.

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

Critical Accounting Policies

Significant Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the determination of bad debt reserves, the estimated useful lives assigned to our assets, asset impairment, insurance reserves, purchase price allocations made in connection with our acquisitions and the calculation of our income tax assets and liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed below, as well as where appropriate in this discussion and analysis and in the notes to our condensed consolidated financial statements.

Promotional Allowances

We recognize as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Revenues include the retail value of food, beverage, rooms, entertainment and merchandise provided on a complimentary basis to customers. Such amounts are then deducted from revenues as promotional allowances on our condensed consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses.

Slot Club Programs

Our Boarding Pass and Amigo Club player rewards programs (the “Programs”) allow customers to redeem points earned from their gaming activity at all Station and Fiesta properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Programs are recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Programs is recorded in casino costs and expenses. We also record a liability for the estimated cost of the outstanding points under the Programs.

Self-Insurance Reserves

We are self insured up to certain stop loss amounts for workers’ compensation, major medical and general liability costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities.

Guarantee Obligations

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that future guarantee obligations be recognized as liabilities at inception of the guarantee contract and increases the disclosures required for current and future guarantee obligations. We adopted the initial recognition provisions of FIN 45 beginning January 1, 2003 and have included the disclosures required in the accompanying notes to our condensed consolidated financial statements. The adoption of FIN 45 did not have a significant impact on our results of operations or financial position.

Derivative Instruments

We enter into interest rate swaps from time to time in order to manage interest rate risks associated with our current and anticipated future borrowings. The interest rate swaps that we have entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

We evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Our condensed consolidated financial statements reflect all adjustments required by SFAS No. 144 as of March 31, 2004.

Goodwill and Other Intangibles

The FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, in June 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002 and annually perform such test. In order to test for impairment of goodwill, we use the Income Approach, which focuses on the income-producing capability of the respective property. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the respective property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is then totaled to arrive at an indication of the fair value of the goodwill. If the fair value of the goodwill exceeds the carrying value, then impairment is measured based on the difference between the calculated fair value and the carrying value. Our condensed consolidated financial statements reflect all adjustments required by SFAS No. 142 as of March 31, 2004.

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

Income Taxes

We are subject to income taxes in the United States of America and file a consolidated federal income tax return. We account for income taxes according to SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

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

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. In October and December 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003 to the quarter ending March 31, 2004. For entities acquired after February 1, 2003, we were required to adopt FIN 46 for the quarter ended September 30, 2003. Our acquisition of our 50% interest in MPM, which we agreed to purchase in November 2003, was subject to the provisions of FIN 46 and as a result, we have consolidated MPM in our condensed consolidated financial statements, as this entity qualifies as a variable interest entity.

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

The following table provides information about our long-term debt at March 31, 2004 (see also “Description of Certain Indebtedness and Capital Stock”) (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Revolving Facility	September 2007	$500,000	$—	$—
8 3/8% senior notes	February 2008	16,894	16,894	18,309
6% senior notes	April 2012	450,000	448,226	465,750
9 7/8% senior subordinated notes	July 2010	17,388	17,328	19,094
6 ½% senior subordinated notes	February 2014	450,000	450,000	452,250
6 7/8% senior subordinated notes	March 2016	350,000	350,000	358,750
Other debt, interest at 6.0%	2004-2007	6,103	6,082	6,082
Market value of interest rate swaps		4,902	4,902	4,902
Total		$1,795,287	$1,293,432	$1,325,137

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	As of March 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$—	$5,335	$—	$16,894	$—	$1,265,554	$1,287,783
Weighted average interest rate	—	6.00%	—	8.38%	—	6.47%	6.50%
Variable-rate	$22	$24	$26	$675	$—	$—	$747
Weighted average interest rate	6.00%	6.00%	6.00%	6.00%	—	—	6.00%
Interest rate swaps:
Notional amount	$—	$—	$—	$—	$—	$250,000	$250,000
Average payable rate	—	—	—	—	—	2.94%	2.94%
Average receivable rate	—	—	—	—	—	6.33%	6.33%

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

Poulos/Ahearn Litigation

On April 26, 1994, a suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et al., as class representative, in the United States District Court for the Middle District of Florida (the “Florida District Court”), naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Station Casinos. On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et al., as class representative, in the Florida District Court against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel/casino companies. The lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court for the District of Nevada (the “Nevada District Court”). On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff, Larry Schreier, et al., as class representative, in the Nevada District Court, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot machines, including the Company. Motions to dismiss the Poulos/Ahearn and Schreier cases were filed by defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996. On May 31, 1996, an Amended Complaint was filed, naming William H. Poulos, et al., as plaintiff. Defendants filed a motion to dismiss. On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to dismiss the Amended Complaint. In December 1996, the Nevada District Court consolidated the Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants’ Motions to Dismiss the Amended Complaints. The plaintiffs filed a Consolidated Amended Complaint on February 13, 1997. On or about December 19, 1997, the Nevada District Court issued formal opinions granting in part and denying in part the defendants’ motion to dismiss. In so doing, the Nevada District Court ordered plaintiffs to file an amended complaint in accordance with the Court’s orders in January of 1998. Accordingly, plaintiffs amended their complaint and filed it with the Nevada District Court in February 1998. The Company and all other defendants continue to deny the allegations contained in the amended complaint filed on behalf of plaintiffs. The plaintiffs are seeking compensatory, special, consequential, incidental, and punitive damages in unspecified amounts. On June 25, 2002, the Nevada District Court denied plaintiffs’ motion for class certification. On July 11, 2002, plaintiffs filed a petition for permission to appeal such class certification ruling with the United States Court of Appeals for the Ninth Circuit. On August 15, 2002, the Ninth Circuit granted the plaintiffs’ petition for permission to appeal such class certification ruling. The parties have filed briefs setting forth their arguments, and rebutting the other party’s arguments concerning the issue on appeal. On January 15, 2004, the Court of Appeals heard oral argument on this matter, but has yet to issue a ruling. While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs’ claims are without merit and does not expect that the lawsuits will have a material adverse effect on the Company’s financial position or results of operations.

Harrah’s Litigation

On July 13, 2001, the Company and five of its major operating subsidiaries were named as defendants in a lawsuit brought by Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc. in the United States District Court for the District of Nevada (CV-S-01-0825-PMP-RJJ). The plaintiffs allege that the Company and its subsidiaries are liable for unspecified actual and punitive damages, and they seek injunctive and other relief, based on allegations that the Company’s “Boarding Pass Rewards Program” infringes on various patents held by the plaintiffs.

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

The Company and its subsidiaries and affiliate have requested oral argument on the motions. On March 23, 2004, the District Court heard oral argument on certain of the summary judgment motions and motions to strike, but has yet to issue a ruling on those motions. While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs’ claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position or results of operations.

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

On July 21, 2003, the defendants filed a motion to dismiss or, in the alternative, motion to stay all of the plaintiff’s claims. On October 24, 2003, the District Court granted the motion to stay all of plaintiff’s claims pending the consideration of such claims by a special litigation committee to be formed by the Company in accordance with the Court’s order granting such motion. On February 27, 2004, the District Court entered another order extending the stay for another 120 days pending the special litigation committee investigation. While no assurances can be made with respect to any litigation, the Company believes that the plaintiff’s claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

Item 2.           Changes in Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended March 31, 2004 (unaudited):

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 1 – 31, 2004	—	—	—	10,361,644
February 1 – 29, 2004	—	—	—	10,361,644
March 1 – 31, 2004	3,573	$41.74	—	10,361,644
Total	3,573	$41.74	—	10,361,644

(a)  The shares purchased by the Company during the three months ended March 31, 2004, consisted of 1,823 restricted shares withheld to offset tax withholding obligations that occur upon vesting of the restricted shares and 1,750 restricted shares purchased upon the resignation of a member of the Company’s board of directors.

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

No. 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                         Reports on Form 8-K

On March 29, 2004, the Company filed a Current Report on Form 8-K dated March 29, 2004, reporting items listed under Items 5 and 7.

On April 1, 2004, the Company filed a Current Report on Form 8-K dated March 31, 2004, reporting items listed under Items 5.02 (b) and 9.01.

On April 20, 2004, the Company filed a Current Report on Form 8-K dated April 20, 2004, reporting items listed under Item 2.02.

On April 23, 2004, the Company filed a Current Report on Form 8-K dated April 22, 2004, reporting items listed under Item 8.01.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Station Casinos, Inc., Registrant

DATE: May 7, 2004	/s/ Glenn C. Christenson
Glenn C. Christenson, Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Accounting Officer)