Form 10-Q
period 2004-06-30
STATION CASINOS INC
filed 2004-08-06
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer.   ☒     No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2004
Common stock, $0.01 par value	65,126,937

STATION CASINOS, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,279	$62,272
Receivables, net	21,070	28,224
Inventories	4,909	5,110
Prepaid gaming tax	17,434	14,940
Prepaid expenses	8,243	7,114
Deferred income tax	4,559	16,804
Asset held for sale	15,164	—
Total current assets	136,658	134,464

Property and equipment, net	1,223,625	1,158,299
Goodwill and other intangibles, net	148,129	148,717
Land held for development	131,613	119,197
Investments in joint ventures	95,293	86,425
Other assets, net	111,272	98,870
Total assets	$1,846,590	$1,745,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$23	$22
Accounts payable	17,463	20,438
Construction contracts payable	9,029	—
Accrued expenses and other current liabilities	92,936	121,856
Total current liabilities	119,451	142,316

Long-term debt, less current portion	1,285,682	1,168,935
Deferred income tax, net	16,588	65,285
Other long-term liabilities, net	37,687	29,497
Total liabilities	1,459,408	1,406,033

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 74,195,856 and 70,912,227 shares issued	530	497
Treasury stock, 10,157,135 and 10,121,677 shares, at cost	(136,154)	(134,534)
Additional paid-in capital	456,057	387,973
Deferred compensation - restricted stock	(27,894)	(27,003)
Accumulated other comprehensive loss	(11)	(1,334)
Retained earnings	94,654	114,340
Total stockholders’ equity	387,182	339,939
Total liabilities and stockholders’ equity	$1,846,590	$1,745,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Operating revenues:
Casino	$176,474	$161,292	$351,968	$322,253
Food and beverage	34,664	33,160	69,033	65,850
Room	14,206	12,228	29,119	24,697
Other	10,270	13,409	20,329	23,417
Management fees	21,209	6,339	42,179	7,855
Gross revenues	256,823	226,428	512,628	444,072
Promotional allowances	(16,646)	(16,423)	(33,486)	(34,506)
Net revenues	240,177	210,005	479,142	409,566

Operating costs and expenses:
Casino	67,308	65,424	133,848	130,315
Food and beverage	25,077	21,101	48,857	40,812
Room	5,192	4,980	10,183	9,745
Other	4,324	3,498	8,213	7,589
Selling, general and administrative	41,588	40,032	82,777	78,296
Corporate expense	11,090	8,804	22,563	16,685
Development expense	2,194	—	6,196	—
Depreciation and amortization	20,732	18,164	40,182	36,178
Preopening expenses	344	—	344	—
Impairment loss	—	—	—	1,394
	177,849	162,003	353,163	321,014

Operating income	62,328	48,002	125,979	88,552
Earnings from joint ventures	4,180	5,009	11,211	9,913
Operating income and earnings from joint ventures	66,508	53,011	137,190	98,465

Other income (expense):
Interest expense, net	(17,496)	(23,800)	(39,991)	(48,077)
Interest and other expense from joint ventures	(991)	(1,398)	(2,377)	(2,846)
Interest income	40	4,852	86	4,859
Loss on early retirement of debt	—	—	(93,265)	—
Other	(2,733)	78	(2,812)	280
	(21,180)	(20,268)	(138,359)	(45,784)

Income (loss) before income taxes	45,328	32,743	(1,169)	52,681
Income tax (provision) benefit	(16,318)	(12,115)	421	(19,492)
Net income (loss)	$29,010	$20,628	$(748)	$33,189

Basic and diluted earnings (loss) per common share:
Net income (loss):
Basic	$0.46	$0.36	$(0.01)	$0.58
Diluted	$0.43	$0.33	$(0.01)	$0.54
Weighted average common shares outstanding:
Basic	63,604	57,223	62,936	57,319
Diluted	66,742	61,639	62,936	61,360

Dividends paid per common share	$0.175	$—	$0.300	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(748)	$33,189
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,182	36,178
Loss on early retirement of debt	93,265	—
Deferred income tax	(36,452)	13,725
Tax benefit from exercise of stock options	32,392	—
Earnings from joint ventures, net	(8,834)	(7,067)
Amortization of debt discount and issuance costs	1,529	1,561
Impairment loss	—	1,394
Changes in assets and liabilities:
Receivables, net	7,154	(2,304)
Inventories and prepaid expenses	(3,422)	(3,761)
Accounts payable	(2,975)	2,380
Accrued expenses and other current liabilities	(28,920)	(4,901)
Other, net	7,787	1,943
Total adjustments	101,706	39,148
Net cash provided by operating activities	100,958	72,337
Cash flows from investing activities:
Capital expenditures	(105,242)	(124,932)
Purchase of land held for development	(31,824)	(12,483)
Construction contracts payable	21,963	—
Payments on construction contracts payable	(12,934)	—
Proceeds from sale of land, property and equipment	11,719	1,209
Decrease in note receivable	—	24,390
Other, net	(17,374)	(11,019)
Net cash used in investing activities	(133,692)	(122,835)
Cash flows from financing activities:
Redemption of senior and senior subordinated notes	(1,028,815)	—
Proceeds from the issuance of senior and senior subordinated notes, net	1,248,214	—
Payments under bank facility with maturity dates less than three months, net	(127,000)	(52,200)
Payments under bank facility, maturity dates greater than three months	(50,000)	(135,000)
Borrowings under bank facility, maturity dates greater than three months	—	260,000
Proceeds from exercise of stock options	28,943	6,126
Debt issuance costs	(14,809)	—
Payment of dividends	(18,938)	—
Purchase of treasury stock	(1,620)	(24,855)
Other, net	(234)	(676)
Net cash provided by financing activities	35,741	53,395
Cash and cash equivalents:
Increase in cash and cash equivalents	3,007	2,897
Balance, beginning of period	62,272	59,339
Balance, end of period	$65,279	$62,236
Supplemental cash flow disclosures:
Cash paid for interest, net of $2,734 and $668 capitalized	$26,922	$46,795
Cash received for income taxes, net	$3,027	$4,193

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

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2003 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

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

	June 30, 2004	December 31, 2003
	(unaudited)
Green Valley Ranch Station (50.0%)	$74,650	$66,484
Barley’s (50.0%)	2,978	2,899
Palms Casino Resort (6.7%)	17,665	17,042
Investments in joint ventures	$95,293	$86,425

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)
Current assets	$53,016	$51,551
Property and equipment and other assets, net	563,903	525,515
Current liabilities	55,728	37,977
Long-term debt and other liabilities	189,480	196,399
Stockholders’ equity	371,711	342,690

Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net revenues	$96,447	$80,992	$189,562	$160,457
Operating costs and expenses	79,639	63,614	150,288	125,988
Operating income	16,808	17,378	39,274	34,469
Interest and other expense, net	481	3,181	4,669	6,910
Net income	$16,327	$14,197	$34,605	$27,559

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Operating earnings from joint ventures	$4,180	$5,009	$11,211	$9,913
Interest and other expense from joint ventures	991	1,398	2,377	2,846
Net earnings from joint ventures	$3,189	$3,611	$8,834	$7,067

Green Valley Ranch Station

Green Valley Ranch Station is owned by a 50/50 joint venture between the Company and GCR Gaming. In December 2003, Green Valley Ranch Station entered into a $250.0 million Amended and Restated Loan Agreement, the proceeds of which were used to pay off secured equipment and other financing and to fund the ongoing expansion of the facility. Green Valley Ranch Station has entered into an agreement to swap the majority of its floating-rate debt into fixed-rate debt that will approximate 7.0% during the term of the loan. The loan requires a limited make-well of $42.8 million, if necessary (based on operating results of the property). Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch Station credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants. The make-well is a joint and several obligation of each partner, with GCR Gaming’s obligation collateralized. The make-well agreement will terminate upon achieving a post-expansion debt to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio (as defined) of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees for four consecutive quarters of at least $42.0 million after the completion of the expansion discussed below. As of June 30, 2004, the debt to Adjusted EBITDA ratio was 2.27 to 1.00. The outstanding balance of the Green Valley Ranch Station revolving credit facility as of June 30, 2004, was approximately $152.3 million.

Green Valley Ranch Station has entered into interest rate swaps that have converted a portion of its floating-rate debt into fixed-rate debt and are matched to a portion of its revolving facility. At June 30, 2004, the combined notional amount of the interest rate swaps was $130.0 million. As of June 30, 2004, Green Valley Ranch Station was paying a weighted average fixed-rate of 4.29% on the interest rate swaps and was receiving a weighted average floating-rate based on three-month LIBOR of 1.28%. These interest rate swaps were priced to have no value at inception. As a result of the mark-to-market valuation of the interest rate swaps, the Company recorded approximately $11,000 and $1.3 million as of June 30, 2004 and December 31, 2003, respectively, for its share of the Green Valley Ranch Station interest rate swaps in accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets.

In the fourth quarter of 2003, the Company began a $115 million expansion at Green Valley Ranch Station. The expansion will include 296 hotel rooms, 25,500 square feet of additional meeting space, approximately 200 slot machines and an expanded spa facility. Construction of the hotel rooms and additional meeting space is expected to be completed in the fourth quarter of 2004. Construction of the spa facility is expected to be completed in the first quarter of 2005. In connection with the expansion, Green Valley Ranch Station purchased the lease of the existing spa during the three months ended June 30, 2004. Green Valley Ranch Station also purchased the lease of a restaurant at the property during the three months ended June 30, 2004. As a result of the purchase of these leases, the Company has recorded a reduction in earnings from joint ventures of approximately $3.6 million, which represents its 50% share of the total loss.

3.             Management Fees

The Company manages Thunder Valley for the UAIC and receives a management fee equal to 24% of net income, as defined in the management agreement. The Company is also the managing partner for both Green Valley Ranch Station and Barley’s and receives a management fee equal to 2% of revenues and approximately 5% of EBITDA from Green Valley Ranch Station and 10% of EBITDA from Barley’s. The Company’s management fees are included in net revenues on the Company’s condensed consolidated statements of operations.

United Auburn Indian Community

The Company has entered into a Development Services Agreement and a Management Agreement with the UAIC. The Company’s seven-year Management Agreement was approved by the National Indian Gaming Commission (“NIGC”) and expires in June 2010. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered into by the UAIC and Placer County, California, the Company and the UAIC developed Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003. Thunder Valley currently has 1,906 Class III slot machines and 111 table games, including a private VIP gaming area, a 500-seat bingo room, three specialty restaurants, a 500-seat buffet, a food court, a center pit bar and parking for over 4,500 vehicles. In June 2004, the UAIC successfully negotiated a new Tribal State Gaming Compact (“Compact”) with the State of California which will allow an unlimited number of slot machines at Thunder Valley. The UAIC will pay approximately $33.8 million annually to the State of California and additional fees for any slot machines added above the 1,906 that are currently in operation. The Compact is subject to the approval of the United States Department of the Interior (“DOI”) and includes a revenue sharing agreement with the State of California. No assurances can be given as to when, or if, the new Compact will be approved by the DOI (see “Regulation and Taxes”).

On September 17, 2002, the DOI accepted the land into trust on behalf of the UAIC. The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the DOI’s decision to accept the land into trust. Immediately following the District Court’s decision, the plaintiffs appealed the decision to the United States Court of Appeals for the District of Columbia. On November 14, 2003, the Court of Appeals affirmed the dismissal of the lawsuit by the District Court. On February 15, 2004, Citizens for Safer Communities filed a petition for writ of certiorari with the United States Supreme Court, seeking to appeal the decision of the Court of Appeals. The remaining plaintiffs did not seek to appeal the decision. On April 5, 2004, the United States Supreme Court denied Citizens for Safer Communities’ petition for writ of certiorari.

The Company assisted the UAIC in obtaining $215.0 million of financing for the project through a group of lenders, with the Company providing an unlimited completion guaranty and credit support for all amounts outstanding under such financing. Based on the operating results of Thunder Valley, the Company’s commitment to provide credit support has been terminated. The Company has evaluated its obligations related to the completion guaranty in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” and has determined that the fair value of the obligation is not material.

4.             Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)
Revolving credit facility, $500.0 million limit at June 30, 2004, due September 30, 2007, interest at a margin above the Alternate Base Rate or the Eurodollar Rate	$—	$177,000
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008, callable February 15, 2005	16,894	400,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $1.7 million at June 30, 2004	448,270	—
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, callable July 1, 2005, net of unamortized discount of $49 at June 30, 2004	17,329	373,886
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009	450,000	—
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009	350,000	—
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	—	199,900
Other long-term debt, interest at 6.0% at June 30, 2004, maturity dates ranging from 2004 to 2007	6,071	6,082
Total long-term debt	1,288,564	1,156,868
Current portion of long-term debt	(23)	(22)
Market value of interest rate swaps	(2,859)	12,089
Total long-term debt, net	$1,285,682	$1,168,935

Revolving Facility

In March 2004, the Company increased the availability under its revolving credit facility (the “Revolving Facility”) from $365.0 million to $500.0 million. The Revolving Facility contains no principal amortization and matures in September 2007. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company’s combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility). As of June 30, 2004, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.25%. As of June 30, 2004, the fee for the unfunded portion of the Revolving Facility was 0.375%.

The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of June 30, 2004, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.03 to 1.00 and the fixed charge coverage ratio was 2.92 to 1.00. In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.00 to 1.00 through June 30, 2005, which reduces to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006. As of June 30, 2004, the Company’s consolidated funded debt to Adjusted EBITDA ratio was 3.78 to 1.00. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Company has pledged the stock of all of its major subsidiaries.

Senior and Senior Subordinated Notes

During the first quarter of 2004, the Company refinanced substantially all of its senior and senior subordinated notes. The Company issued $1.25 billion in new senior and senior subordinated notes which consists of $450.0 million 6% senior notes due in April 2012, $450.0 million 6 1/2% senior subordinated notes due in February 2014 and $350.0 million 6 7/8% senior subordinated notes due in March 2016. The proceeds from these offerings were used to redeem or repurchase the $199.9 million 8 7/8% senior subordinated notes due in December 2008, to repurchase $357.6 million of the 9 7/8% senior subordinated notes due in July 2010, to repurchase $383.1 million of the 8 3/8% senior notes due in February 2008 and to reduce amounts outstanding under the Revolving Facility. As a result of these redemptions, the Company recorded a loss on early retirement of debt of approximately $93.3 million in the six months ended June 30, 2004 to reflect the write-off of the unamortized loan costs, unamortized discount, call premium, tender fee and consent payments which were partially offset by the fair value of the interest rate swaps that were tied directly to the redeemed senior and senior subordinated notes.

The indentures (the “Indentures”) governing the Company’s senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit the Company and its subsidiaries’ ability to incur additional debt. At June 30, 2004, the Company’s Consolidated Coverage Ratio (as defined in the Indentures) was 3.41 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event the Company’s Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company’s ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes also contains a limitation on liens the Company can incur.

The Company has entered into various interest rate swaps with members of its bank group to manage interest expense. As of June 30, 2004, the Company has interest rate swaps with a combined notional amount of $250.0 million that are tied directly to the Company’s 6 1/2% senior subordinated notes and the Company’s 6% senior notes. The interest rate swaps convert a portion of the Company’s fixed-rate debt to a floating-rate based upon three- and six-month LIBOR rates. At June 30, 2004, the Company pays a weighted average rate based on LIBOR, which approximates 2.96% and receives a weighted average rate of 6.40%. The interest rate swaps terminate in April 2012 and February 2014. The net effect of the interest rate swaps resulted in a reduction in interest expense of $2.1 million and $0.9 million for the three months ended June 30, 2004 and 2003, respectively. The net effect of the interest rate swaps resulted in a reduction in interest expense of $3.9 million and $1.8 million for the six months ended June 30, 2004 and 2003, respectively.

The interest rate swaps that the Company entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded a liability of $3.2 million and an asset of $3.9 million as of June 30, 2004 and December 31, 2003, respectively, representing the fair value of the interest rate swaps and a corresponding decrease and increase in long-term debt, respectively, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

In March 2004, the Company terminated an interest rate swap with a notional amount of $50.0 million, which was due to terminate in 2008. The interest rate swap was terminated at its market value and, as a result, the Company received approximately $3.6 million, which is included in the calculation of the net loss on the early retirement of debt as the interest rate swap was tied directly to the redemption of the $400.0 million 8 3/8% senior notes.

In December 2002, the Company terminated an interest rate swap with a notional amount of $100 million, which was due to terminate in 2010. The interest rate swap was terminated at its market value and, as a result, the Company received approximately $9.5 million. This interest rate swap was tied directly to the $375 million 9 7/8% senior subordinated notes. Approximately $357.6 million of the 9 7/8% senior subordinated notes were redeemed in the first quarter of 2004 and, as a result, approximately $7.6 million of the remaining value of this fair value hedge termination was included in the calculation of the net loss on the early retirement of debt.

5.             Stockholders’ Equity

During the six months ended June 30, 2004, the Company repurchased 35,458 shares of its common stock for approximately $1.6 million. As of June 30, 2004, the Company had acquired approximately 10.2 million shares at a cost of approximately $136.2 million. The Company is authorized to repurchase approximately 10.4 million additional shares of its common stock as of June 30, 2004.

SFAS No. 130, “Reporting Comprehensive Income”, requires companies to disclose other comprehensive income and the components of such income.  Comprehensive income is the total of net income (loss) and all other non-stockholder changes in equity. The Company has recorded its 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch Station as other comprehensive loss.  Comprehensive income was computed as follows (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$29,010	$20,628	$(748)	$33,189
Mark-to-market valuation of interest rate swaps, net of tax	2,152	(135)	1,323	(445)
Comprehensive income	$31,162	$20,493	$575	$32,744

The weighted average number of common shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding (used in calculation of basic earnings (loss) per share)	63,604	57,223	62,936	57,319
Potential dilution from the assumed exercise of stock options	3,138	4,416	—	4,041
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings (loss) per share)	66,742	61,639	62,936	61,360

The Company recorded a net loss for the six months ended June 30, 2004 and, as a result, there was no potential dilution from the assumed exercise of stock options as they were antidilutive and not included in the calculation of weighted average common and common equivalent shares outstanding.

On March 4, 2004, the Company paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004 for approximately $7.8 million. On June 4, 2004, the Company paid a quarterly cash dividend of $0.175 per share to shareholders of record on May 14, 2004 for approximately $11.1 million. On July 13, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.175 per share. The quarterly dividend is payable on September 3, 2004 to shareholders of record on August 13, 2004.

6.             Asset Impairment

The Company recorded an impairment loss of $1.4 million in the six months ended June 30, 2003, which primarily related to the write-off of the Company’s investment in a new slot product development. The impairment of this asset was based upon a decision by the Company to no longer pursue the development of certain slot products. As a result, all of the development costs that the Company had incurred were written off, as they were deemed to have no value.

7.             Future Development

Red Rock Station

In April 2004, the Company commenced construction on Red Rock Station Resort Casino and Spa in the Summerlin master-planned community in Las Vegas, Nevada, located on Charleston Boulevard at the Interstate 215/Charleston interchange. The initial phase of the property is expected to include 60 table games and 2,700 slot machines. The property is expected to also include 400 hotel rooms, 45,000 square feet of meeting space, 16 movie theaters, a 20,000 square-foot spa facility, several restaurants, including a buffet and a nightclub. The cost of the project is expected to be approximately $475 million, of which approximately $86.6 million has been spent as of June 30, 2004. The Company believes the project will be completed in late 2005 or early 2006.

Santa Fe Station Expansion

The Company is currently expanding Santa Fe Station, which will add more than 20,000 square feet of additional casino space, 350 slot machines, a new 16-screen movie theater complex, an upgrade of the property’s bowling center, a new entertainment venue and bar, a new Kid’s Quest facility and other amenities. The expansion project will also include the removal of the ice arena. The cost of the expansion is expected to be approximately $52 million, of which approximately $8.0 million has been spent as of June 30, 2004. The Company believes the expansion project will be completed in the first quarter of 2005.

Sunset Station Expansion

The Company is currently expanding Sunset Station to add a bowling center. The cost of the expansion is expected to be approximately $23 million, of which approximately $0.5 million has been spent as of June 30, 2004. The Company believes that the bowling center will be completed in the first quarter of 2005.

Fiesta Rancho Expansion

The Company began a 31,000 square-foot expansion project at Fiesta Rancho in April 2004, which will bring a new ice arena to the property, complete with concession area, pro shop, locker rooms and private special event rooms. The cost of the expansion is expected to be approximately $8.0 million, of which approximately $3.9 million has been spent as of June 30, 2004. The Company believes that the expansion project will be completed by September 2004.

Acquisitions

On August 2, 2004, the Company acquired two small casinos in Henderson, Nevada: the Magic Star Casino and the Gold Rush Casino. The Company expects to spend approximately $20 million for the acquisitions and enhancements to the facilities.

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

In August 2003, the Company and the FIGR entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such government and regulatory approvals, the Company will contribute significant credit support to the project. As of June 30, 2004, the Company had advanced approximately $19.3 million toward the development of this project, primarily to perform due diligence and secure real estate for the FIGR project, which is included in other assets, net on the Company’s condensed consolidated balance sheets. Funds advanced by the Company are expected to be repaid with the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, the Company will make approximately $11.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of June 30, 2004, approximately $2.0 million of these payments have been made which are expensed in development expense as incurred. The Company anticipates that the gaming and entertainment facility will open in 2007, but there can be no assurance that it will be completed within that timeframe or at all.

Gun Lake Tribe

On November 13, 2003, the Company agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with the Company’s agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Indian tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. The Company has agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of June 30, 2004, approximately $2.0 million of these payments have been made which are expensed in development expense as incurred. An additional $12.0 million in total may be paid by the Company in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, the Company has agreed to arrange financing for the ongoing development costs and construction of the project. Prior to obtaining financing for the project, the Company expects to advance $10 million to $15 million to Gun Lake for the acquisition of land and other development costs. As of June 30, 2004, the Company had advanced approximately $8.2 million toward the development of this project, primarily to secure real estate for the project, which is included in other assets, net on the Company’s condensed consolidated balance sheets. Although no firm construction budget has been established, the Company expects that the total cost of the development and construction of the project would be less than $250 million. Funds advanced by the Company are expected to be repaid with the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, the Company’s portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project would include up to approximately 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, entering into a gaming compact with the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such governmental and regulatory approvals, the Company will contribute significant financial support to the project. The Company anticipates that the gaming and entertainment facility will open in 2005, but there can be no assurance that it will be completed within that timeframe or at all.

Mechoopda Indian Tribe

In January 2004, the Company entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. The Company will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining financing for the facility, the Company expects to advance $5 million to $10 million to the MITCR for the acquisition of land and other development costs. Although no firm construction budget has been established, the Company expects the total cost of the development and construction of the facility will be less than $80 million. Funds advanced by the Company are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of June 30, 2004, the Company had advanced approximately $4.7 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on the Company’s condensed consolidated balance sheets. In addition, the Company will make approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of June 30, 2004, $50,000 of these payments have been made which are expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary governmental and regulatory approvals will be received. Prior to the receipt of such governmental or regulatory approvals, the Company will contribute significant financial support to the project. The Company anticipates that the gaming and entertainment facility will open in 2005, but there can be no assurance that it will be completed within that timeframe or at all.

North Fork Rancheria of Mono Indian Tribe

In March 2004, the Company entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (“Mono”), a federally recognized Native American tribe located near Fresno, California. The Company will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. The Company has secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Although no firm construction budget has been established, the Company expects the total cost of the development and construction of the facility will be approximately $250 million to $300 million. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of June 30, 2004, the Company had advanced approximately $0.6 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on the Company’s condensed consolidated balance sheets. In addition, the Company will make approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of June 30, 2004, none of these payments have been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games and dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary governmental and regulatory approvals will be received. Prior to the receipt of such governmental or regulatory approvals, the Company will contribute significant financial support to the project. The Company anticipates that the gaming and entertainment facility will open in 2007, but there can be no assurance that it will be completed within that timeframe or at all.

Land Held for Development

The Company has acquired certain parcels of land in the Las Vegas valley and near Sacramento, California as part of its future development activities. As of June 30, 2004, the Company had $131.6 million of land held for development that consists primarily of four sites that are owned or leased, which comprise 167 acres in the Las Vegas valley and 188 acres in the Sacramento area near Thunder Valley. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, currently consists of 67 acres. The Company also owns a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215. During the three months ended June 30, 2004, the Company purchased approximately 51 acres of gaming-entitled land on the southern end of Las Vegas Boulevard at Cactus Avenue for approximately $31.6 million.

In April 2004, the Company sold a 27-acre parcel of land, after removing the gaming entitlements, located at the intersection of Boulder Highway and Nellis Boulevard for net proceeds of approximately $10.5 million. In July 2004, the Company sold a 68-acre parcel of land, after removing the gaming entitlements, located at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas for net proceeds of approximately $15.2 million, which is recorded as an asset held for sale on the Company’s condensed consolidated balance sheets at June 30, 2004. As a result of the sale of these parcels of land, the Company recorded a loss of approximately $2.7 million during the three months ended June 30, 2004.

In 2003, the Company exercised its option to purchase the 19-acre parcel of leased land on which Wild Wild West is located. Pursuant to the lease, the purchase will take place in July 2005 at the fair market value of the land but not less than $27 million and not more than approximately $36 million. No amounts related to this purchase option have been recorded on the Company’s condensed consolidated balance sheets. The Company currently leases this land for approximately $2.9 million per year. In May 2003, the Company also purchased approximately 17 acres of land adjacent to Wild Wild West for approximately $28.8 million. This property currently includes approximately 270,000 square feet of office and warehouse space in a number of low-rise buildings. Also in 2003, the Company paid approximately

$6.4 million in conjunction with an agreement to purchase a 9-acre parcel of land adjacent to Wild Wild West.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income (loss) as reported	$29,010	$20,628	$(748)	$33,189
Stock-based compensation expense reported in net income (loss)	174	174	347	347
Stock-based compensation expense under fair value method	(1,567)	(2,640)	(3,135)	(3,927)
Pro forma net income (loss)	$27,617	$18,162	$(3,536)	$29,609

Earnings (loss) per common share:
Basic – as reported	$0.46	$0.36	$(0.01)	$0.58
Basic – pro forma	$0.43	$0.32	$(0.01)	$0.52

Diluted – as reported	$0.43	$0.33	$(0.01)	$0.54
Diluted – pro forma	$0.41	$0.29	$(0.01)	$0.48

9.             Recently Issued Accounting Standards

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

10.          Other

Cash Transaction Reporting Violations

In April 2003, the Company became aware of violations of certain gaming regulations regarding the reporting of certain cash transactions. The Company self-reported these violations to the Nevada State Gaming Control Board. The Company, along with the Nevada State Gaming Control Board, have investigated the violations. The Company is currently unable to determine the amount of fines or extent of sanctions, if any, which may be levied by the Nevada Gaming Commission or the Federal Government. The Company believes the eventual resolution of this matter will occur in 2004.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

Overview

The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended June 30,		Percent change	Six months ended June 30,		Percent change
	2004	2003		2004	2003
Net revenues––total	$240,177	$210,005	14.4%	$479,142	$409,566	17.0%
Major Las Vegas Operations (a)	211,535	194,070	9.0%	422,132	386,557	9.2%
Management fees (b)	21,209	6,339	234.6%	42,179	7,855	437.0%
Other Operations and Corporate (c)	7,433	9,596	(22.5)%	14,831	15,154	(2.1)%

Operating income (loss)—total	$62,328	$48,002	29.8%	$125,979	$88,552	42.3%
Major Las Vegas Operations (a)	55,814	48,221	15.7%	114,666	97,803	17.2%
Management fees (b)	21,209	6,339	234.6%	42,179	7,855	437.0%
Other Operations and Corporate (c)	(14,695)	(6,558)	(124.1)%	(30,866)	(17,106)	(80.4)%

Cash flows provided by (used in):
Operating activities	$83,470	$34,136	144.5%	$100,958	$72,337	39.6%
Investing activities	(85,303)	(87,735)	2.8%	(133,692)	(122,835)	(8.8)%
Financing activities	(5,042)	58,738	(108.6)%	35,741	53,395	(33.1)%

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

Results of Operations

Consolidated net revenues for the three months ended June 30, 2004 increased 14.4% to $240.2 million as compared to $210.0 million for the three months ended June 30, 2003. Consolidated net revenues for the six months ended June 30, 2004 increased 17.0% to $479.1 million as compared to $409.6 million for the six months ended June 30, 2003. The increase in net revenues was due primarily to revenue increases at our Major Las Vegas Operations and an increase in management fees, primarily from Thunder Valley, which opened on June 9, 2003 and from Green Valley Ranch Station.

Combined net revenues from our Major Las Vegas Operations increased 9.0% to $211.5 million for the three months ended June 30, 2004 as compared to $194.1 million for the three months ended June 30, 2003. Combined net revenues from our Major Las Vegas Operations increased 9.2% to $422.1 million for the six months ended June 30, 2004 as compared to $386.6 million for the six months ended June 30, 2003. The increase in combined net revenues was primarily due to a strong Las Vegas local economy, continued population and employment growth in the Las Vegas valley, no new competition in the locals’ market, as well as the introduction of our Jumbo brand of products including Jumbo Jackpot. Jumbo Jackpot, which we introduced in April 2003, is an exclusive progressive slot jackpot that allows our customers using their Boarding Pass card the opportunity to win between $50,000 and $150,000 just for playing slot machines. The increase in revenues was also due to relatively easy comparisons as a result of a short-term slowdown in our business during the first quarter of 2003, as our customers were distracted by the events leading up to and including the war in Iraq.

Consolidated operating income increased 29.8% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Our consolidated operating margin increased 3.1 percentage points over the same three-month period. Consolidated operating income increased 42.3% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Our consolidated operating margin increased 4.7 percentage points over the same six-month period. The increase in consolidated operating income is primarily due to increased consolidated net revenues noted above.

The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended			Six months ended
	June 30,		Percent	June 30,		Percent
	2004	2003	Change	2004	2003	Change
Casino revenues	$176,474	$161,292	9.4%	$351,968	$322,253	9.2%
Casino expenses	67,308	65,424	2.9%	133,848	130,315	2.7%
Margin	61.9%	59.4%		62.0%	59.6%

Food and beverage revenues	$34,664	$33,160	4.5%	$69,033	$65,850	4.8%
Food and beverage expenses	25,077	21,101	18.8%	48,857	40,812	19.7%
Margin	27.7%	36.4%		29.2%	38.0%

Room revenues	$14,206	$12,228	16.2%	$29,119	$24,697	17.9%
Room expenses	5,192	4,980	4.3%	10,183	9,745	4.5%
Margin	63.5%	59.3%		65.0%	60.5%

Other revenues	$10,270	$13,409	(23.4)%	$20,329	$23,417	(13.2)%
Other expenses	4,324	3,498	23.6%	8,213	7,589	8.2%

Management fees	$21,209	$6,339	234.6%	$42,179	$7,855	437.0%

Selling, general and administrative expenses	$41,588	$40,032	3.9%	$82,777	$78,296	5.7%
Percent of net revenues	17.3%	19.1%		17.3%	19.1%

Corporate expense	$11,090	$8,804	26.0%	$22,563	$16,685	35.2%
Percent of net revenues	4.6%	4.2%		4.7%	4.1%

Earnings from joint ventures	$4,180	$5,009	(16.6)%	$11,211	$9,913	13.1%

Casino.  Casino revenues increased 9.4% to $176.5 million for the three months ended June 30, 2004 as compared to $161.3 million for the three months ended June 30, 2003. Casino revenues increased 9.2% to $352.0 million for the six months ended June 30, 2004 as compared to $322.3 million for the six months ended June 30, 2003. The increase in casino revenues is primarily due to the same factors affecting the combined net revenues for our Major Las Vegas Operations noted above. Casino expenses increased 2.9% to $67.3 million for the three months ended June 30, 2004 as compared to $65.4 million for the three months ended June 30, 2003. Casino expenses increased 2.7% to $133.8 million for the six months ended June 30, 2004 as compared to $130.3 million for the six months ended June 30, 2003. The increase in casino expenses is due primarily to an increase in gaming taxes. There is significant operations “flow through” on incremental gaming revenue because there are a significant amount of fixed costs in the casino department and, as a result, the casino profit margin increased 2.5 and 2.4 percentage points over the same three- and six-month periods, respectively.

Food and Beverage.  Food and beverage revenues increased 4.5% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Food and beverage expenses increased 18.8% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Food covers increased 4.1% and the average guest check increased 1.3% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The food and beverage net profit margin decreased by 8.7 percentage points over the same three-month period. The increase in the food covers was primarily a result of selected menu price reductions, primarily in the buffet, which were implemented as part of a new marketing program, as well as restaurant enhancements at Santa Fe Station with the addition of a Mexican restaurant in May 2003, the expansion of the coffee shop in December 2003 and upgrade of the steakhouse in March 2004. The lower prices, as well as an aggressive marketing campaign promoting the buffet, drove additional volume resulting in an increase in food covers. As a result of the additional volume, food and beverage expenses increased over the same period. Food and beverage costs also increased due to increases in selected food cost items and marketing costs promoting the buffet.

Food and beverage revenues increased 4.8% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Food and beverage expenses increased 19.7% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Food covers increased 6.9% and the average guest check declined 2.4% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The food and beverage net profit margin decreased by 8.8 percentage points over the same six-month period. The decrease in the average guest check was a result of selected menu price reductions, primarily in the buffet, which were implemented as part of a new marketing program. The lower prices, as well as an aggressive marketing campaign promoting the buffet, drove additional volume resulting in an increase in food covers. As a result of the additional volume, food and beverage expenses increased over the same period. Food and beverage costs also increased due to increases in selected food cost items and marketing costs promoting the buffet.

Room.  Room revenues increased 16.2% and 17.9% for the three and six months ended June 30, 2004, respectively, as compared to the three and six months ended June 30, 2003. Room occupancy increased to 96% for the three and six months ended June 30, 2004 as compared to 95% for the three and six months ended June 30, 2003, while the average daily room rate increased to $58 from $49 over the same periods. The increase in room rates was primarily due to a general increase in demand for travel to Las Vegas as compared to the prior year.

Other.  Other revenues primarily include income from the gift shops, bowling, entertainment, leased outlets and arcades. Other revenues decreased by 23.4% to approximately $10.3 million for the three months ended June 30, 2004 as compared to approximately $13.4 million for the three months ended June 30, 2003. Other revenues decreased by 13.2% to approximately $20.3 million for the six months ended June 30, 2004 as compared to approximately $23.4 million for the six months ended June 30, 2003. The decrease in other revenues is directly related to approximately $3.6 million in development fees, which we received upon the opening of Thunder Valley in June 2003.

Management Fees.  We manage Thunder Valley on behalf of the United Auburn Indian Community (“UAIC”) and receive a management fee equal to 24% of net income, as defined in the management agreement. We are the managing partner for both Green Valley Ranch Station and Barley’s and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch Station and 10% of EBITDA from Barley’s. For the three months ended June 30, 2004, management fees increased to approximately $21.2 million as compared to $6.3 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, management fees increased to approximately $42.2 million as compared to $7.9 million for the six months ended June 30, 2003. The increase is due to management fees from Thunder Valley, which opened in June 2003, as well as improved results at Green Valley Ranch Station.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 3.9% to $41.6 million for the three months ended June 30, 2004 as compared to $40.0 million for the three months ended June 30, 2003. SG&A expenses increased 5.7% to $82.8 million for the six months ended June 30, 2004 as compared to $78.3 million for the six months ended June 30, 2003. The increase in SG&A expenses was due to an increase in payroll and related expenses in addition to accounting fees related to the new corporate governance rules mandated by the Sabanes-Oxley Act of 2002.  SG&A as a percentage of net revenues, decreased to 17.3% for the three and six months ended June 30, 2004 as compared to 19.1% for the three and six months ended June 30, 2003. A large portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A to net revenues decreased.

Corporate Expense.  Corporate expense as a percentage of net revenues increased to 4.6% and 4.7% for the three and six months ended June 30, 2004, respectively, as compared to 4.2% and 4.1% for the three and six months ended June 30, 2003, respectively. Corporate expense increased 26.0% to $11.1 million for the three months ended June 30, 2004 as compared to $8.8 million for the three months ended June 30, 2003. Corporate expense increased 35.2% to $22.6 million for the six months ended June 30, 2004 as compared to $16.7 million for the six months ended June 30, 2003. The increase is due primarily to increased investment in corporate infrastructure to handle projected growth and a change in incentive compensation from a stock option based program to a program which includes cash and restricted stock. In addition, employer payroll taxes on stock options increased during the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003. This increase was offset by Harrah’s patent litigation costs of approximately $0.5 million and $1.8 million incurred during the three and six months ended June 30, 2003, respectively.

Development Expense.  We have increased our development resources in an effort to identify potential gaming opportunities, with an emphasis on expanding our management of Native American casinos. We incurred approximately $2.2 million and $4.2 million of costs to develop new gaming opportunities, which include payroll, travel and legal expenses, during the three and six months ended June 30, 2004, respectively. Also included in development expense for the six months ended June 30, 2004, is a $2.0 million non-reimbursable milestone payment related to the Gun Lake project in Michigan (see “Future Development”).

Depreciation and Amortization.  Depreciation and amortization increased 14.1% in the three months ended June 30, 2004 to $20.7 million as compared to $18.2 million in the three months ended June 30, 2003. Depreciation and amortization increased 11.1% in the six months ended June 30, 2004 to $40.2 million as compared to $36.2 million in the six months ended June 30, 2003. This increase was due primarily to the addition of new ticket-in, ticket-out slot machines at a majority of the Major Las Vegas properties and the addition of a new slot system at Fiesta Rancho and Fiesta Henderson, as well as the addition of new restaurants at Santa Fe Station and Fiesta Henderson during 2003.

Preopening Expenses.  Preopening expenses for the three and six months ended June 30, 2004 were approximately $0.3 million, which include costs incurred prior to the opening of Red Rock Station.

Impairment Loss.  We recorded an impairment loss of $1.4 million in the six months ended June 30, 2003 primarily related to the write-off of our investment in a new slot product development. The impairment of this asset was based upon our decision to no longer pursue the development of certain slot products. As a result, all of the development costs that we had incurred were written off, as they were deemed to have no value.

Earnings from Joint Ventures.  We own a 50% interest in Green Valley Ranch Station and Barley’s, and a 6.7% interest in the Palms Casino Resort. For the three months ended June 30, 2004, we recorded approximately $4.2 million as our share of the earnings from these joint ventures as compared to approximately $5.0 million for the three months ended June 30, 2003. The decrease in earnings from joint ventures is a result of the buyout of certain leases relating to a restaurant and spa at Green Valley Ranch Station for approximately $3.6 million, which represents our 50% of the total loss, during the three months ended June 30, 2004, which was offset by the improved results at Green Valley Ranch Station.

For the six months ended June 30, 2004, we recorded approximately $11.2 million as our share of the earnings from these joint ventures as compared to approximately $9.9 million for the six months ended June 30, 2003. The increase in earnings from joint ventures is primarily a result of the improved results at Green Valley Ranch Station, which were offset by the buyout of certain leases relating to a restaurant and spa at Green Valley Ranch Station for approximately $3.6 million, which represents our 50% of the total loss, during the six months ended June 30, 2004.

Interest Expense. Interest expense, net of capitalized interest, decreased 26.5% to $17.5 million in the three months ended June 30, 2004 as compared to $23.8 million in the three months ended June 30, 2003. Gross interest expense decreased approximately $5.7 million over the same periods. Long-term debt increased by approximately $64.7 million to approximately $1.29 billion as of June 30, 2004 as compared to approximately $1.22 billion as of June 30, 2003. We reduced our weighted average cost of debt to 5.8% for the three months ended June 30, 2004 from 7.8% for the three months ended June 30, 2003. Capitalized interest increased approximately $0.6 million for the three months ended June 30, 2004 primarily due to interest capitalized for the construction of Red Rock Station (see “Future Development”).

Interest expense, net of capitalized interest, decreased 16.8% to $40.0 million in the six months ended June 30, 2004 as compared to $48.1 million in the six months ended June 30, 2003. Gross interest expense decreased approximately $6.0 million over the same periods. Long-term debt increased by approximately $64.7 million to approximately $1.29 billion as of June 30, 2004 as compared to approximately $1.22 billion as of June 30, 2003. We reduced our weighted average cost of debt to 6.2% for the six months ended June 30, 2004 from 7.9% for the six months ended June 30, 2003. Capitalized interest increased approximately $2.1 million for the six months ended June 30, 2004 primarily due to interest capitalized for the construction of Red Rock Station (see “Future Development”).

Interest and Other Expense from Joint Ventures.  For the three months ended June 30, 2004 and 2003, we recorded approximately $1.0 million and $1.4 million, respectively in interest and other expense related to our unconsolidated joint ventures. For the six months ended June 30, 2004 and 2003, we recorded approximately $2.4 million and $2.8 million, respectively in interest and other expense related to our unconsolidated joint ventures. The decrease in interest and other expense from joint ventures is primarily due to the Company’s 50% share of capitalized interest recorded at Green Valley Ranch Station of approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2004, respectively.

Loss on Early Retirement of Debt.  During the first quarter of 2004, we refinanced substantially all of our senior and senior subordinated notes. In connection with the refinancing, we completed tender offers and consent solicitations for approximately $940.6 million of our senior and senior subordinated notes outstanding. As a result, we recorded a loss on the early retirement of this debt of approximately $93.3 million during the six months ended June 30, 2004 to reflect the write-off of the unamortized loan costs, unamortized discount, call premium, tender fee and consent payments which were partially offset by the fair value of the interest rate swaps that were tied directly to the redeemed senior and senior subordinated notes (see “Description of Certain Indebtedness and Capital Stock – Senior and Senior Subordinated Notes”).

Liquidity and Capital Resources

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects such as Red Rock Station, the Green Valley Ranch Station expansion, the Santa Fe Station expansion and the Sunset Station expansion entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

During the six months ended June 30, 2004, we generated cash flows from operating activities of approximately $101.0 million. We refinanced substantially all of our senior and senior subordinated notes, which allowed us to issue $1.25 billion in new senior and senior subordinated notes, while redeeming approximately $940.6 million of our existing senior and senior subordinated notes (see “Description of Certain Indebtedness and Capital Stock - Senior and Senior Subordinated Notes”). In addition, we received approximately $28.9 million from the exercise of stock options. There were no amounts directly outstanding on the Revolving Facility as of June 30, 2004. At June 30, 2004, we had total available borrowings of $490.7 million under the Revolving Facility, which reflects the issuance of various letters of credit totaling approximately $9.3 million. We had $65.3 million in cash and cash equivalents as of June 30, 2004, which included approximately $38 million of cash in excess of the amounts required to be on hand at our properties.

During the six months ended June 30, 2004, total capital expenditures were $105.2 million, of which approximately $35.1 million was for the accelerated replacement of slot machines to take advantage of ticket-in, ticket-out technology, approximately $12.8 million was related to the development of Red Rock Station (see “Future Development”), approximately $7.7 million was related to the expansion at Santa Fe Station, approximately $3.9 million was related to the construction of the ice skating rink at Fiesta Rancho, approximately $19.9 million was for maintenance capital expenditures and approximately $25.8 million was for various other capital and project expenditures. In addition to capital expenditures, we purchased land near the intersection of Las Vegas Boulevard and Cactus Avenue for approximately $31.6 million, we paid approximately $11.3 million in reimbursable advances for our potential Native American development projects (see “Future Development”) and paid approximately $18.9 million in common stock dividends.

Our primary cash requirements for the remainder of 2004 are expected to include (i) approximately $15 million for maintenance capital expenditures, (ii) approximately $23 million for the payment of common stock dividends, (iii) approximately $23 million for the accelerated purchase of ticket-in, ticket-out slot machines, (iv) approximately $57 million for the development and construction of Red Rock Station (see “Future Development”), (v) approximately $22 million for the expansion at Santa Fe Station, which will include a new movie theater complex, additional slot machines and other amenities, (vi) approximately $15 million for the expansion at Sunset Station, (vii) approximately $20 million for the purchase and enhancements of the Magic Star Casino and Gold Rush Casino (see “Future Development”), (viii) approximately $4 million for the construction of an ice skating rink at Fiesta Rancho, (ix) other project capital expenses, (x) payments related to our existing and other potential Native American projects, (xi) principal and interest payments on indebtedness, (xii) other strategic land purchases throughout the Las Vegas area and (xiii) opportunistic repurchases of our common stock.

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

Off Balance Sheet Arrangements

As of June 30, 2004, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include a limited make-well agreement for $42.8 million as of June 30, 2004, related to the financing at Green Valley Ranch Station (see “Description of Certain Indebtedness and Capital Stock — Green Valley Ranch Station Financing”), a completion guaranty related to the financing of Thunder Valley (see “ Description of Certain Indebtedness and Capital Stock - United Auburn Indian Community Financing”) and interest rate swaps with a notional amount of $250.0 million (see “Description of Certain Indebtedness and Capital Stock — Senior and Senior Subordinated Notes”). We also have certain contractual obligations including long-term debt, operating leases and employment contracts. Other than the refinancing of substantially all of our senior and senior subordinated notes referred to above, there were no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

Future Development

Red Rock Station

In April 2004, we commenced construction on Red Rock Station Resort Casino and Spa in the Summerlin master-planned community in Las Vegas, Nevada, located on Charleston Boulevard at the Interstate 215/Charleston interchange. The initial phase of the property is expected to include 60 table games and 2,700 slot machines. The property is expected to also include 400 hotel rooms, 45,000 square feet of meeting space, 16 movie theaters, a 20,000 square-foot spa facility, several restaurants, including a buffet and a nightclub. The cost of the project is expected to be approximately $475 million, of which approximately $86.6 million has been spent as of June 30, 2004. We believe the project will be completed in late 2005 or early 2006.

Santa Fe Station Expansion

We are currently expanding Santa Fe Station, which will add more than 20,000 square feet of additional casino space, 350 slot machines, a new 16-screen movie theater complex, an upgrade of the property’s bowling center, a new entertainment venue and bar, a new Kid’s Quest facility and other amenities. The expansion project will also include the removal of the ice arena. We believe that the expansion will cost approximately $52 million, of which approximately $8.0 million has been spent as of June 30, 2004. We believe the expansion project will be completed in the first quarter of 2005.

Sunset Station Expansion

We are currently expanding Sunset Station to add a bowling center. The cost of the expansion is expected to be approximately $23 million, of which approximately $0.5 million has been spent as of June 30, 2004. We believe that the bowling center will be completed in the first quarter of 2005.

Fiesta Rancho Expansion

We began a 31,000 square-foot expansion project at Fiesta Rancho in April 2004, which will bring a new ice arena to the property, complete with concession area, pro shop, locker rooms and private special event rooms. The cost of the expansion is expected to be approximately $8.0 million, of which approximately $3.9 million has been spent as of June 30, 2004. We believe that the expansion project will be completed by September 2004.

Green Valley Ranch Station Expansion

In the fourth quarter of 2003, we began a $115 million expansion at Green Valley Ranch Station. The expansion will include 296 hotel rooms, 25,500 square feet of additional meeting space, approximately 200 slot machines and an expanded spa facility. Construction of the hotel rooms and additional meeting space is expected to be completed in the fourth quarter of 2004. Construction of the spa facility is expected to be completed in the first quarter of 2005. In connection with the expansion, Green Valley Ranch Station purchased the lease of the existing spa during the three months ended June 30, 2004. Green Valley Ranch Station also purchased the lease of a restaurant at the property during the three months ended June 30, 2004. As a result of the purchase of these leases, we have recorded a reduction in earnings from joint ventures of approximately $3.6 million, which represents our 50% share of the total loss.

Acquisitions

On August 2, 2004, we acquired two small casinos in Henderson, Nevada: the Magic Star Casino and the Gold Rush Casino. We expect to spend approximately $20 million for the acquisitions and enhancements to the facilities.

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

In August 2003, the FIGR and we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (“DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (“NIGC”). No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such government and regulatory approvals, we will contribute significant credit support to the project. As of June 30, 2004, we had advanced approximately $19.3 million toward the development of this project, primarily to perform due diligence and secure real estate for the FIGR project, which is included in other assets, net on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid with the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we will make approximately $11.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of June 30, 2004, approximately $2.0 million of these payments have been made which are expensed in development expense as incurred. We anticipate that the gaming and entertainment facility will open in 2007, but there can be no assurance that it will be completed within that timeframe or at all.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Indian tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of June 30, 2004, approximately $2.0 million of these payments have been made which are expensed in development expense as incurred. We may pay an additional $12.0 million in total in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Prior to obtaining financing for the project, we expect to advance $10 million to $15 million to Gun Lake for the acquisition of land and other development costs. As of June 30, 2004, we had advanced approximately $8.2 million toward the development of this project, primarily to secure real estate for the project, which is included in other assets, net on our condensed consolidated balance sheets. Although no firm construction budget has been established, we expect that the total cost of the development and construction of the project would be less than $250 million. Funds advanced by us are expected to be repaid with the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project would include up to approximately 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, entering into a gaming compact with the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such governmental and regulatory approvals, we will contribute significant financial support to the project. We anticipate that the gaming and entertainment facility will be open in 2005, but there can be no assurance that it will be completed within that timeframe or at all.

Mechoopda Indian Tribe

In January 2004, we entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. We will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining financing for the facility, we expect to advance $5 million to $10 million to the MITCR for the acquisition of land and other development costs. Although no firm construction budget has been established, we expect the total cost of the development and construction of the facility will be less than $80 million. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of June 30, 2004, we had advanced approximately $4.7 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on our condensed consolidated balance sheets. In addition, we will make approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of June 30, 2004, $50,000 of these payments have been made which are expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary governmental and regulatory approvals will be received. Prior to the receipt of such governmental or regulatory approvals, we will contribute significant financial support to the project. We anticipate that the gaming and entertainment facility will open in 2005, but there can be no assurance that it will be completed within that timeframe or at all.

North Fork Rancheria of Mono Indian Tribe

In March 2004, we entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (“Mono”), a federally recognized Native American tribe located near Fresno, California. We will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Although no firm construction budget has been established, we expect the total cost of the development and construction of the facility will be approximately $250 million to $300 million. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of June 30, 2004, we had advanced approximately $0.6 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on our condensed consolidated balance sheets. In addition, we will make approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of June 30, 2004, none of these payments have been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games and dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary governmental and regulatory approvals will be received. Prior to the receipt of such governmental or regulatory approvals, we will contribute significant financial support to the project. We anticipate that the gaming and entertainment facility will open in 2007, but there can be no assurance that it will be completed within that timeframe or at all.

Land Held for Development

We have acquired certain parcels of land in the Las Vegas valley and near Sacramento, California as part of our future development activities. As of June 30, 2004, we had $131.6 million of land held for development that consists primarily of four sites that are owned or leased, which comprise 167 acres in the Las Vegas valley and 188 acres in the Sacramento area near Thunder Valley. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, currently consists of 67 acres. We also own a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215. During the three months ended June 30, 2004, we purchased approximately 51 acres of gaming-entitled land on the southern end of Las Vegas Boulevard at Cactus Avenue for approximately $31.6 million.

In April 2004, we sold a 27-acre parcel of land, after removing the gaming entitlements, located at the intersection of Boulder Highway and Nellis Boulevard for net proceeds of approximately $10.5 million. In July 2004, we sold a 68-acre parcel of land, after removing the gaming entitlements, located at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas for net proceeds of approximately $15.2 million, which is recorded as an asset held for sale on our condensed consolidated balance sheets at June 30, 2004. As a result of the sale of these parcels of land, we recorded a loss of approximately $2.7 million during the three months ended June 30, 2004.

In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located. Pursuant to the lease, the purchase will take place in July 2005 at the fair market value of the land but not less than $27 million and not more than approximately $36 million. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets. We currently lease this land for approximately $2.9 million per year. In May 2003, we also purchased approximately 17 acres of land adjacent to Wild Wild West for approximately $28.8 million. This property currently includes approximately 270,000 square feet of office and warehouse space in a number of low-rise buildings. Also in 2003, we paid approximately $6.4 million in conjunction with an agreement to purchase a 9-acre parcel of land adjacent to Wild Wild West.

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

Regulation and Taxes

We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and tribal gaming agency of the UAIC. The UAIC and four other Native American tribes have entered into amended Tribal State Gaming Compacts (“Amended Compacts”) with the State of California. The Amended Compacts have been approved by the California legislature and are waiting the approval of the DOI. This approval is expected by the end of August, at which time the Amended Compacts will become effective. The Amended Compacts allow an unlimited number of slot machines and extend the length an additional 18 years to 2037. In addition, the UAIC will pay approximately $33.8 million annually to the State of California and additional fees for any slot machines added above the 1,906 that are currently in operation. No assurances can be given as to when, or if, the Amended Compacts will be approved by the DOI.

Two ballot initiatives, Propositions 68 and 70, have qualified for the general ballot election in California. Proposition 68 is supported by 16 racetracks and card clubs. If passed (and if it receives more votes than Proposition 70), it would require that all tribes engaged in gaming to pay the State of California 25% of all gaming revenue and agree to be bound by a number of state laws, specifically those relating to environmental impacts of tribal gaming projects. If any tribe fails to enter into such a compact, the 16 racetracks and card clubs would be allowed to operate up to 30,000 slot machines. Proposition 70, supported by the Agua Caliente Band of Cahuilla Indians, would allow all California tribes engaged in gaming to offer an unlimited number of slot machines and gaming facilities, expand the types of games allowed in California (to include craps and roulette) and would tax net gaming revenue at the same level as the state corporate tax rate (currently 8.8%). In the event Proposition 68 becomes law, the UAIC would have the right to terminate its Amended Compact and avoid the financial obligations set forth therein. In the event Proposition 70 becomes law, the UAIC would have the right to enter into a compact containing the terms set forth therein.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. In 2003, the Nevada legislature enacted various tax increases, which raised the tax on gross gaming revenue from 6.25% to 6.75%. In addition, a payroll tax was enacted as well as increases in the taxes on alcohol and cigarettes. The various taxes went into effect at various points throughout the second half of 2003 and the Company anticipates that the annual impact of these new taxes and tax increases will be approximately $5 million.

We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our operating results.

Cash Transaction Reporting Violations

In April 2003, we became aware of violations of certain gaming regulations regarding the reporting of certain cash transactions. We self-reported these violations to the Nevada State Gaming Control Board. We, along with the Nevada State Gaming Control Board, have investigated the violations. We are currently unable to determine the amount of fines or extent of sanctions, if any, which may be levied by the Nevada Gaming Commission or the Federal Government. We believe the eventual resolution of this matter will occur in 2004.

Description of Certain Indebtedness and Capital Stock

Revolving Facility

In March 2004, we increased the availability under our revolving credit facility (the “Revolving Facility”) from $365.0 million to $500.0 million. The Revolving Facility contains no principal amortization and matures in September 2007. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility). As of June 30, 2004, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.25%. As of June 30, 2004, the fee for the unfunded portion of the Revolving Facility was 0.375%.

The Revolving Facility contains certain financial and other covenants. These include a maximum funded senior debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of June 30, 2004, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.03 to 1.00 and the fixed charge coverage ratio was 2.92 to 1.00. In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.00 to 1.00 through June 30, 2005, which reduces to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006. As of June 30, 2004, our consolidated funded debt to Adjusted EBITDA ratio was 3.78 to 1.00. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. We have pledged the stock of all of our major subsidiaries.

Senior and Senior Subordinated Notes

During the first quarter of 2004, we refinanced substantially all of our senior and senior subordinated notes. We issued $1.25 billion in new senior and senior subordinated notes which consists of $450.0 million 6% senior notes due in April 2012, $450.0 million 6 1/2% senior subordinated notes due in February 2014 and $350.0 million 6 7/8% senior subordinated notes due in March 2016. The proceeds from these offerings were used to redeem or repurchase the $199.9 million 8 7/8% senior subordinated notes due in December 2008, to repurchase $357.6 million of the 9 7/8% senior subordinated notes due in July 2010, to repurchase $383.1 million of the 8 3/8% senior notes due in February 2008 and to reduce amounts outstanding under the Revolving Facility. As a result of these redemptions, we recorded a loss on early retirement of debt of approximately $93.3 million in the six months ended June 30, 2004 to reflect the write-off of the unamortized loan costs, unamortized discount, call premium, tender fee and consent payments which were partially offset by the fair value of the interest rate swaps that were tied directly to the redeemed senior and senior subordinated notes.

The indentures (the “Indentures”) governing our senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit us and our subsidiaries’ ability to incur additional debt. At June 30, 2004, our Consolidated Coverage Ratio (as defined in the Indentures) was 3.41 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event that our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and

Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes also contains a limitation on liens that we can incur.

We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of June 30, 2004, we have interest rate swaps with a combined notional amount of $250.0 million that are tied directly to our 6 1/2% senior subordinated notes and our 6% senior notes. The interest rate swaps convert a portion of our fixed-rate debt to a floating-rate based upon three- and six-month LIBOR rates. At June 30, 2004, we pay a weighted average rate based on LIBOR, which approximates 2.96% and receive a weighted average rate of 6.40%. The interest rate swaps terminate in April 2012 and February 2014. The net effect of the interest rate swaps resulted in a reduction in interest expense of $2.1 million and $0.9 million for the three months ended June 30, 2004 and 2003, respectively. The net effect of the interest rate swaps resulted in a reduction in interest expense of $3.9 million and $1.8 million for the six months ended June 30, 2004 and 2003, respectively.

The interest rate swaps that we entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded a liability of $3.2 million and an asset of $3.9 million as of June 30, 2004 and December 31, 2003, respectively, representing the fair value of the interest rate swaps and a corresponding decrease and increase in long-term debt, respectively, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

In March 2004, we terminated an interest rate swap with a notional amount of $50.0 million, which was due to terminate in 2008. The interest rate swap was terminated at its market value and, as a result, we received approximately $3.6 million, which is included in the calculation of the net loss on the early retirement of debt as the interest rate swap was tied directly to the redemption of the $400.0 million 8 3/8% senior notes.

In December 2002, we terminated an interest rate swap with a notional amount of $100 million, which was due to terminate in 2010. The interest rate swap was terminated at its market value and, as a result, we received approximately $9.5 million. This interest rate swap was tied directly to our $375 million 9 7/8% senior subordinated notes. Approximately $357.6 million of the 9 7/8% senior subordinated notes were redeemed in the first quarter of 2004 and, as a result, approximately $7.6 million of the remaining value of this fair value hedge termination was included in the calculation of the net loss on the early retirement of debt.

Green Valley Ranch Station Financing

Green Valley Ranch Station is owned by a 50/50 joint venture between us and GCR Gaming. In December 2003, Green Valley Ranch Station entered into a $250.0 million Amended and Restated Loan Agreement, the proceeds of which were used to pay off secured equipment and other financing and to fund the ongoing expansion of the facility. Green Valley Ranch Station has entered into an agreement to swap the majority of its floating-rate debt into fixed-rate debt that will approximate 7.0% during the term of the loan. The loan requires a limited make-well of $42.8 million, if necessary (based on operating results of the property). Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch Station credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants. The make-well is a joint and several obligation of each partner, with GCR Gaming’s obligation collateralized. The make-well agreement will terminate upon achieving a post-expansion debt to Adjusted EBITDA ratio (as defined) of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees for four consecutive quarters of at least $42.0 million after the completion of the expansion discussed above. As of June 30, 2004, the debt to Adjusted EBITDA ratio was 2.27 to 1.00. The outstanding balance of the Green Valley Ranch Station revolving credit facility as of June 30, 2004, was approximately $152.3 million.

Green Valley Ranch Station has entered into interest rate swaps that have converted a portion of its floating-rate debt into fixed-rate debt and are matched to a portion of its revolving facility. At June 30, 2004, the combined notional amount of the interest rate swaps was $130.0 million. As of June 30, 2004, Green Valley Ranch Station was paying a weighted average fixed-rate of 4.29% on the interest rate swaps and was receiving a weighted average floating-rate based on three-month LIBOR of 1.28%. These interest rate swaps were priced to have no value at inception. As a result of the mark-to-market valuation of the interest rate swaps, we recorded approximately $11,000 and $1.3 million as of June 30, 2004 and December 31, 2003, respectively, for our share of the Green Valley Ranch Station interest rate swaps in accumulated other comprehensive loss in our condensed consolidated balance sheets.

United Auburn Indian Community Financing

We have entered into a Development Services Agreement and a Management Agreement with the UAIC. Our seven-year Management Agreement was approved by the NIGC and expires in June 2010. We receive a management fee equal to 24% of the facility’s net income, as defined in the Management Agreement. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered into by the UAIC and Placer County, California, we developed, with the UAIC, Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003. Thunder Valley currently has 1,906 Class III slot machines, 111 table games, including a private VIP gaming area, a 500-seat bingo room, three specialty restaurants, a 500-seat buffet, a food court, a center pit bar and parking for over 4,500 vehicles. In June 2004, the UAIC successfully negotiated a new Tribal State Gaming Compact (“Compact”) with the State of California which will allow an unlimited number of slot machines at Thunder Valley. The UAIC will pay approximately $33.8 million annually to the State of California and additional fees for any slot machines added above the 1,906 that are currently in operation. The Compact is subject to the approval of the DOI and includes a revenue sharing agreement with the State of California. No assurances can be given as to when, or if, the new Compact will be approved by the DOI (see “Regulation and Taxes”).

On September 17, 2002, the DOI accepted the land into trust on behalf of the UAIC. The acceptance of the land into trust followed the decision of the United States District Court for the District of Washington, D.C., dismissing a lawsuit filed by the cities of Roseville and Rocklin, California, and Citizens for Safer Communities, which challenged the DOI’s decision to accept the land into trust. Immediately following the District Court’s decision, the plaintiffs appealed the decision to the United States Court of Appeals for the District of Columbia. On November 14, 2003, the Court of Appeals affirmed the dismissal of the lawsuit by the District Court. On February 15, 2004, Citizens for Safer Communities filed a petition for writ of certiorari with the United States Supreme Court, seeking to appeal the decision of the Court of Appeals. The remaining plaintiffs did not seek to appeal that decision. On April 5, 2004, the United States Supreme Court denied Citizens for Safer Communities’ petition for writ of certiorari.

We assisted the UAIC in obtaining $215.0 million of financing for the project through a group of lenders, and we provided an unlimited completion guaranty and credit support for all amounts outstanding under such financing. Based on the operating results of Thunder Valley, our commitment to provide credit support has been terminated. We have evaluated our obligations related to the completion guaranty in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” and have determined that the fair value of the obligation is not material.

Common Stock

We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 74,195,856 shares of which were issued and 10,157,135 shares of which were held in treasury as of June 30, 2004. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefrom, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

On March 4, 2004, we paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004 for approximately $7.8 million. On June 4, 2004, we paid a quarterly cash dividend of $0.175 per share to shareholders of record on May 14, 2004 for approximately $11.1million. On July 13, 2004, our Board of Directors declared a quarterly cash dividend of $0.175 per share. The quarterly dividend is payable on September 3, 2004 to shareholders of record on August 13, 2004.

Preferred Stock

We are authorized to issue up to 5 million shares of our preferred stock, $0.01 par value per share of which none are issued. The Board of Directors, without further action by the holders of our common stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly un-issued series of preferred stock. Except as described above, our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of our common stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of the Company or other corporate action.

Treasury Stock

During the six months ended June 30, 2004, we repurchased 35,458 shares of our common stock for approximately $1.6 million. As of June 30, 2004, we had acquired approximately 10.2 million shares at a cost of approximately $136.2 million. We are authorized to repurchase up to approximately 10.4 million additional shares of our common stock as of June 30, 2004.

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

Critical Accounting Policies

Significant Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. Certain of our accounting policies, including the determination of bad debt reserves, the estimated useful lives assigned to our assets, asset impairment, insurance reserves, purchase price allocations made in connection with our acquisitions and the calculation of our income tax assets and liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed below, as well as where appropriate in this discussion and analysis and in the notes to our condensed consolidated financial statements.

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

We evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Our condensed consolidated financial statements reflect all adjustments required by SFAS No. 144 as of June 30, 2004.

Goodwill and Other Intangibles

The FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, in June 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002 and annually perform such test. In order to test for impairment of goodwill, we use the Income Approach, which focuses on the income-producing capability of the respective property. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the respective property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is then totaled to arrive at an indication of the fair value of the goodwill. If the fair value of the goodwill exceeds the carrying value, then impairment is measured based on the difference between the calculated fair value and the carrying value. Our condensed consolidated financial statements reflect all adjustments required by SFAS No. 142 as of June 30, 2004.

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

The following table provides information about our long-term debt at June 30, 2004 (see also “Description of Certain Indebtedness and Capital Stock”) (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Revolving Facility	September 2007	$500,000	$—	$—
8 3/8% senior notes	February 2008	16,894	16,894	18,203
6% senior notes	April 2012	450,000	448,270	435,375
9 7/8% senior subordinated notes	July 2010	17,388	17,329	19,072
6 1/2% senior subordinated notes	February 2014	450,000	450,000	433,125
6 7/8% senior subordinated notes	March 2016	350,000	350,000	336,875
Other debt, interest at 6.0%	2004-2007	6,103	6,071	6,071
Market value of interest rate swaps	2012-2014	(2,859)	(2,859)	(2,859)
Total		$1,787,526	$1,285,705	$1,245,862

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	As of June 30,
	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt (including current portion):
Fixed-rate	$—	$5,335	$—	$16,894	$—	$1,265,599	$1,287,828
Weighted average interest rate	—	6.00%	—	8.38%	—	6.47%	6.50%
Variable-rate	$23	$23	$26	$664	$—	$—	$736
Weighted average interest rate	6.00%	6.00%	6.00%	6.00%	—	—	6.00%
Interest rate swaps:
Notional amount	$—	$—	$—	$—	$—	$250,000	$250,000
Average payable rate	—	—	—	—	—	2.96%	2.96%
Average receivable rate	—	—	—	—	—	6.40%	6.40%

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

On March 23, 2004, the District Court heard oral argument on certain of the summary judgment motions and motions to strike. On May 19, 2004, the District Court granted the Company’s motion for summary judgment on Harrah’s claims that the Company had infringed upon U.S. Patents Nos. 5,761,647 and 6,183,362, held by Harrah’s relating to its customer rewards and tracking program. In granting that motion, the District Court ruled that such patents are invalid as a matter of law due to indefiniteness and lack of enabling disclosure of the claimed subject matter. A substantial portion of the patent infringement claim brought by Harrah’s regarding U.S. Patent No. 6,003,013 (the “013 Patent”) was also dismissed as a result of that summary judgment ruling. The Company also has additional motions pending with respect to the remaining portion of that patent infringement claim, which, if granted, would render the ‘013 Patent also invalid or unenforceable. While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs’ claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position or results of operations.

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

On November 10, 2003, the defendants filed a response to the complaint denying all liability. On June 18, 2004, the parties entered into a Settlement Agreement and Release (the “Proposed Settlement”). Pursuant to the Proposed Settlement and subject to Superior Court approval, the parties have agreed that the Company will (i) issue two personalized coupons to each Settlement Class Member (as defined in the Proposed Settlement), one for $3.00 and one for $2.50, with each coupon to be good toward a discount of a quoted room rate for a single night’s stay at any of the Station Hotels (as defined in the Proposed Settlement), and (ii) pay the plaintiff’s reasonable attorneys’ fees and expenses in exchange for the plaintiff dismissing the lawsuit (including all claims held by the members of the settlement class and the general public) with prejudice. The Proposed Settlement stipulates that the Company denies any liability with respect to the plaintiff’s claims. A final approval hearing on the Proposed Settlement has been set for October 22, 2004. There can be no assurances that the Superior Court will finally approve the Proposed Settlement at that hearing or at all. While no assurances can be made with respect to any litigation, the Company believes that the plaintiff’s claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

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

On July 9, 2004, the parties entered into a Stipulation of Settlement (the “Proposed Settlement”). Pursuant to the Proposed Settlement and subject to District Court approval, the parties have agreed that the Company will (i) adopt new language in its Corporate Governance Guidelines, which specifically relates to “interested director transactions,” and (ii) pay the plaintiff’s attorneys’ fees and expenses in exchange for the plaintiff dismissing the lawsuit (including all claims held by the Company and the members of the certified class), with prejudice. The Proposed Settlement stipulates that the Company denies any liability with respect to the plaintiff’s claims. A final settlement hearing on the Proposed Settlement has been set for September 13, 2004. There can be no assurances that the District Court will finally approve the Proposed Settlement at that hearing or at all.

While no assurances can be made with respect to any litigation, the Company believes that the plaintiff’s claims are without merit and does not expect that the lawsuit will have a material adverse effect on the Company’s financial position or results of operations.

Item 2.    Changes in Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended June 30, 2004 (unaudited):

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 1 – 30, 2004	22,973	$45.11	—	10,369,634
May 1 – 31, 2004	397	$43.07	—	10,369,634
June 1 – 30, 2004	8,515	$49.00	—	10,369,634
Total	31,885	$46.12	—	10,369,634

(a)  The shares purchased by the Company during the three months ended June 30, 2004, consisted of 31,885 restricted shares withheld to offset tax withholding obligations that occur upon vesting of the restricted shares.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 19, 2004. At the meeting Lorenzo J. Fertitta, Blake L. Sartini and James E. Nave, D.V.M. were re-elected to the Board of Directors (the “Board”) to serve for a term of three years until the 2007 Annual Meeting of Shareholders. The result of the stockholder vote for each nominee was as follows:

	In Favor	Withheld
Lorenzo J. Fertitta	37,367,469	16,979,240
Blake L. Sartini	36,803,266	17,543,443
James E. Nave, D.V.M.	48,527,160	5,819,549

Robert E. Lewis was appointed to the Board on May 19, 2004 by the Board of Directors to replace Lynette Boggs McDonald who resigned from the Board on March 31, 2004. In addition to the directors elected above, the following directors continued in office: Frank J. Fertitta III, Lowell H. Lebermann, Jr. and Lee S. Isgur.

The stockholders also approved the Company’s Senior Executive Annual Bonus Plan, with 46,957,124 shares in favor, 3,970,055 shares opposed and 3,419,530 shares abstained.

The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2004 fiscal year with 53,698,169 shares in favor, 639,072 shares opposed and 9,468 shares abstained.

Item 5.    Other Information – None.

Item 6.    Exhibits and Reports on Form 8-K

(a)                          Exhibits –

No. 4.1 - Amendment No. 4 to Amended and Restated Loan Agreement dated as of March 19, 2004.

No. 10.1 - Executive Employment Agreement between Richard J. Haskins and the Registrant dated July 13, 2004.

No. 10.2 - Long-Term Stay-On Performance Incentive Payment between the Registrant and Richard J. Haskins dated April 1, 2002.

No. 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No. 32.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No. 32.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                         Reports on Form 8-K

On May 20, 2004, the Company filed a Current Report on Form 8-K dated May 20, 2004, reporting items listed under Items 5.02 and 9.01.

On June 22, 2004, the Company filed a Current Report on Form 8-K dated June 21, 2004, reporting items listed under Item 5.

On July 14, 2004, the Company filed a Current Report on Form 8-K dated July 14, 2004, reporting items listed under Item 2.02.

On July 15, 2004, the Company filed a Current Report on Form 8-K dated July 14, 2004, reporting items listed under Item 8.01.

On July 20, 2004, the Company filed a Current Report on Form 8-K dated July 20, 2004, reporting items listed under Item 5.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Station Casinos, Inc.,
Registrant

DATE: August 6, 2004	/s/ Glenn C. Christenson
Glenn C. Christenson,
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Principal Accounting Officer)