Form 10-Q
period 2004-09-30
STATION CASINOS INC
filed 2004-11-09
CIK 898660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to _____

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

Yes ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer.  Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2004
Common stock, $0.01 par value	66,057,220

STATION CASINOS, INC.

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets -September 30, 2004 (unaudited) and December 31, 2003

Condensed Consolidated Statements of Operations (unaudited) - Three and nine months ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Disclosure Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signature

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,831	$62,272
Receivables, net	18,234	28,224
Inventories	4,903	5,110
Prepaid gaming tax	16,898	14,940
Prepaid expenses	8,213	7,114
Deferred income tax	—	16,804
Total current assets	102,079	134,464

Property and equipment, net	1,284,651	1,158,299
Goodwill and other intangibles, net	156,070	148,717
Land held for development	131,751	119,197
Investments in joint ventures	99,772	86,425
Other assets, net	119,022	98,870
Total assets	$1,893,345	$1,745,972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$23	$22
Accounts payable	8,335	20,438
Construction contracts payable	20,725	—
Accrued expenses and other current liabilities	102,734	121,856
Total current liabilities	131,817	142,316

Long-term debt, less current portion	1,287,759	1,168,935
Deferred income tax, net	21,860	65,285
Other long-term liabilities, net	35,189	29,497
Total liabilities	1,476,625	1,406,033

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 75,639,442 and 70,912,227 shares issued	544	497
Treasury stock, 10,157,135 and 10,121,677 shares, at cost	(136,154)	(134,534)
Additional paid-in capital	517,966	387,973
Deferred compensation - restricted stock	(76,865)	(27,003)
Accumulated other comprehensive loss	(1,110)	(1,334)
Retained earnings	112,339	114,340
Total stockholders’ equity	416,720	339,939
Total liabilities and stockholders’ equity	$1,893,345	$1,745,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenues:
Casino	$181,048	$157,637	$533,016	$479,890
Food and beverage	34,418	32,692	103,451	98,542
Room	13,426	12,803	42,545	37,500
Other	10,644	11,618	30,973	35,035
Management fees	19,995	19,914	62,174	27,769
Gross revenues	259,531	234,664	772,159	678,736
Promotional allowances	(16,669)	(15,994)	(50,155)	(50,500)
Net revenues	242,862	218,670	722,004	628,236
Operating costs and expenses:
Casino	69,391	66,297	203,239	196,612
Food and beverage	25,355	22,089	74,212	62,901
Room	5,418	4,883	15,601	14,628
Other	4,369	4,061	12,582	11,650
Selling, general and administrative	44,129	42,236	126,906	120,532
Corporate expense	11,311	7,968	33,874	24,653
Development expense	2,113	2,859	8,309	2,859
Depreciation and amortization	21,935	18,397	62,117	54,575
Preopening expenses	233	—	577	—
Impairment loss	—	—	—	1,394
	184,254	168,790	537,417	489,804
Operating income	58,608	49,880	184,587	138,432
Earnings from joint ventures	7,038	4,875	18,249	14,788
Operating income and earnings from joint ventures	65,646	54,755	202,836	153,220
Other income (expense):
Interest expense, net	(18,624)	(22,681)	(58,615)	(70,758)
Interest and other expense from joint ventures	(894)	(1,570)	(3,271)	(4,416)
Interest income	29	8	115	4,867
Loss on early retirement of debt	—	—	(93,265)	—
Other	(487)	919	(3,299)	1,199
	(19,976)	(23,324)	(158,335)	(69,108)
Income before income taxes	45,670	31,431	44,501	84,112
Income tax provision	(16,584)	(11,629)	(16,163)	(31,121)
Net income	$29,086	$19,802	$28,338	$52,991
Basic and diluted earnings per common share:
Net income:
Basic	$0.45	$0.34	$0.45	$0.92
Diluted	$0.43	$0.32	$0.43	$0.86
Weighted average common shares outstanding:
Basic	65,052	58,634	63,647	57,762
Diluted	67,769	62,840	66,300	61,354

Dividends paid per common share	$0.175	$0.125	$0.475	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$28,338	$52,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,117	54,575
Loss on early retirement of debt	93,265	—
Deferred income tax	(25,643)	13,525
Tax benefit from exercise of stock options	37,856	19,175
Earnings from joint ventures, net	(14,978)	(10,372)
Amortization of debt discount and issuance costs	2,231	2,344
Impairment loss	—	1,394
Changes in assets and liabilities:
Receivables, net	9,990	(8,900)
Inventories and prepaid expenses	(2,850)	(3,614)
Accounts payable	(12,103)	3,101
Accrued expenses and other current liabilities	(20,100)	2,713
Other, net	11,383	4,167
Total adjustments	141,168	78,108
Net cash provided by operating activities	169,506	131,099
Cash flows from investing activities:
Capital expenditures	(197,013)	(141,539)
Purchase of land held for development	(40,901)	(18,571)
Construction contracts payable	33,659	—
Payments on construction contracts payable	(12,934)	—
Proceeds from sale of land, property and equipment	27,066	4,258
Decrease in note receivable	—	34,487
Other, net	(16,683)	(14,291)
Net cash used in investing activities	(206,806)	(135,656)
Cash flows from financing activities:
Redemption of senior and senior subordinated notes	(1,028,815)	—
Proceeds from the issuance of senior and senior subordinated notes, net	1,248,214	—
Payments under bank facility with maturity dates less than three months, net	(127,000)	(50,100)
Payments under bank facility, maturity dates greater than three months	(50,000)	(205,000)
Borrowings under bank facility, maturity dates greater than three months	—	260,000
Proceeds from exercise of stock options	33,596	26,222
Debt issuance costs	(14,922)	(585)
Payment of dividends	(30,339)	(7,379)
Purchase of treasury stock	(1,620)	(24,855)
Other, net	(255)	(1,061)
Net cash provided by (used in) financing activities	28,859	(2,758)
Cash and cash equivalents:
Decrease in cash and cash equivalents	(8,441)	(7,315)
Balance, beginning of period	62,272	59,339
Balance, end of period	$53,831	$52,024
Supplemental cash flow disclosures:
Cash paid for interest, net of $4,408 and $2,035 capitalized	$64,703	$63,626
Cash received for income taxes, net	$3,027	$1,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             Basis of Presentation

                Station Casinos, Inc. (the “Company”), a Nevada corporation, is a gaming and entertainment company that currently owns and operates eight major hotel/casino properties (one of which is 50% owned) and five smaller casino properties (one of which is 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palace Station Hotel & Casino, Inc. (“Palace Station”), Boulder Station, Inc. (“Boulder Station”), Texas Station, LLC (“Texas Station”), Sunset Station, Inc. (“Sunset Station”), Santa Fe Station, Inc. (“Santa Fe Station”), Fiesta Station, Inc. (“Fiesta Rancho”), Lake Mead Station, Inc. (“Fiesta Henderson”), Tropicana Station, Inc., d.b.a. Wild Wild West Gambling Hall & Hotel (“Wild Wild West”), Rancho Station, LLC, d.b.a. Wildfire Casino (“Wildfire”), Magic Star Station, LLC (“Magic Star”) and Gold Rush Station, LLC (“Gold Rush”). The Company also consolidates MPM Enterprises, LLC (“MPM”), in which it owns a 50% interest and is required to be consolidated. The Company also owns a 50% interest in Town Center Amusements, Inc., d.b.a. Barley’s Casino & Brewing Company (“Barley’s”) and Green Valley Ranch Gaming, LLC (“Green Valley Ranch Station”) and a 6.7% interest in the Palms Casino Resort, which are accounted for under the equity method. The Company is the managing partner for both Barley’s and Green Valley Ranch Station. In addition, the Company manages Thunder Valley Casino (“Thunder Valley”) near Sacramento, California on behalf of the United Auburn Indian Community (“UAIC”), which opened on June 9, 2003. All significant intercompany accounts and transactions have been eliminated.

                On August 2, 2004, the Company acquired the Magic Star and the Gold Rush Casinos in Henderson, Nevada. The Company expects to spend approximately $20 million for the acquisitions and enhancements to the facilities, of which approximately $18.6 million has been spent as of September 30, 2004.  The acquisitions were accounted for using the purchase method of accounting.  The purchase price was allocated based on estimated fair values at the date of acquisition.  A total of approximately $8.2 million, representing the excess of acquisition cost over the estimated fair value of the tangible net assets, was allocated to goodwill.

                The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

                Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2003 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

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

	September 30,	December 31,
	2004	2003
	(unaudited)
Green Valley Ranch Station (50.0%)	$78,831	$66,484
Barley’s (50.0%)	2,974	2,899
Palms Casino Resort (6.7%)	17,967	17,042
Investments in joint ventures	$99,772	$86,425

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	September 30,	December 31,
	2004	2003
	(unaudited)
Current assets	$53,931	$51,551
Property and equipment and other assets, net	593,871	525,515
Current liabilities	55,850	37,977
Long-term debt and other liabilities	209,399	196,399
Stockholders’ equity	382,553	342,690

Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months		Nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Net revenues	$93,905	$82,233	$283,467	$242,690
Operating costs and expenses	73,387	68,401	223,675	194,389
Operating income	20,518	13,832	59,792	48,301
Interest and other expense, net	2,979	1,939	7,648	8,849
Net income	$17,539	$11,893	$52,144	$39,452

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Operating earnings from joint ventures	$7,038	$4,875	$18,249	$14,788
Interest and other expense from joint ventures	894	1,570	3,271	4,416
Net earnings from joint ventures	$6,144	$3,305	$14,978	$10,372

                Green Valley Ranch Station

                Green Valley Ranch Station is owned by a 50/50 joint venture between the Company and GCR Gaming. In December 2003, Green Valley Ranch Station entered into a $250.0 million Amended and Restated Loan Agreement, the proceeds of which were used to pay off secured equipment and other financing and to fund the ongoing expansion of the facility. Green Valley Ranch Station has entered into an agreement to swap the majority of its floating-rate debt into fixed-rate debt that will approximate 7.0% during the term of the loan. The loan requires a limited make-well of $42.8 million, if necessary (based on operating results of the property). Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch Station credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants. The make-well is a joint and several obligation of each partner, with GCR Gaming’s obligation collateralized. The make-well agreement will terminate upon achieving a post-expansion debt to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio (as defined in the credit agreement) of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees for four consecutive quarters of at least $42.0 million after the completion of the expansion discussed below. As of September 30, 2004, the debt to Adjusted EBITDA ratio was 2.14 to 1.00. The outstanding balance of the Green Valley Ranch Station revolving credit facility as of September 30, 2004, was approximately $173.9 million.

                Green Valley Ranch Station has entered into interest rate swaps that have converted a portion of its floating-rate debt into fixed-rate debt and are matched to a portion of its revolving facility. At September 30, 2004, the combined notional amount of the interest rate swaps was $149.5 million. As of September 30, 2004, Green Valley Ranch Station was paying a weighted average fixed-rate of 4.27% on the interest rate swaps and was receiving a weighted average floating-rate based on three-month LIBOR of 1.77%. These interest rate swaps were priced to have no value at inception. As a result of the mark-to-market valuation of the interest rate swaps, the Company recorded approximately $1.1 million and $1.3 million as of September 30, 2004 and December 31, 2003, respectively, for its share of the Green Valley Ranch Station interest rate swaps in accumulated other comprehensive loss in the Company’s condensed consolidated balance sheets.

                In the fourth quarter of 2003, the Company began a $115 million expansion at Green Valley Ranch Station. The expansion will include 296 hotel rooms, 25,500 square feet of additional meeting space, approximately 200 slot machines and an expanded spa facility. Construction of the hotel rooms and additional meeting space is expected to be completed near the end of the fourth quarter of 2004. Construction of the spa facility is expected to be completed in the first quarter of 2005. In connection with the expansion, Green Valley Ranch Station purchased the lease of the existing spa during the nine months ended September 30, 2004. Green Valley Ranch Station also purchased the lease of a restaurant at the property during the nine months ended September 30, 2004. As a result of the purchase of these leases, the Company has recorded a reduction in earnings from joint ventures of approximately $3.6 million in the nine months ended September 30, 2004, which represents its 50% share of the total loss.

3.             Management Fees

                The Company manages Thunder Valley for the UAIC and receives a management fee equal to 24% of net income (as defined in the management agreement). The Company is also the managing partner for both Green Valley Ranch Station and Barley’s and receives a management fee equal to 2% of revenues and approximately 5% of EBITDA from Green Valley Ranch Station and 10% of EBITDA from Barley’s. The Company’s management fees are included in net revenues on the Company’s condensed consolidated statements of operations.

                                                                United Auburn Indian Community

                The Company has entered into a Development Services Agreement and a Management Agreement with the UAIC. The Company’s seven-year Management Agreement was approved by the National Indian Gaming Commission (“NIGC”) and expires in June 2010. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered into by the UAIC and Placer County, California, the Company and the UAIC developed Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003. Thunder Valley currently has approximately 2,700 Class III slot machines and 98 table games, including a private VIP gaming area, three specialty restaurants, a 500-seat buffet, a food court, a center pit bar and parking for over 4,500 vehicles. In June 2004, the UAIC successfully negotiated a new Tribal-State Gaming Compact (“Amended Compact”) with the State of California which has received approval by the United States Department of the Interior (the “DOI”).  The Amended Compact allows an unlimited number of slot machines at Thunder Valley and extends the term an additional 18 years to 2037.  The Amended Compact also includes a revenue sharing agreement with the State of California.  The UAIC will pay approximately $33.8 million annually to the State of California commencing in January 2005 and additional fees for any slot machines added above the 1,906 machines that were in operation at Thunder Valley prior to the Amended Compact.

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

4.             Long-term Debt

                Long-term debt consists of the following (amounts in thousands):

	September 30,	December 31,
	2004	2003
	(unaudited)
Revolving credit facility, $500.0 million limit at September 30, 2004, due September 30, 2007, interest at a margin above the Alternate Base Rate or the Eurodollar Rate	$—	$177,000
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008, callable February 15, 2005	16,894	400,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $1.7 million at September 30, 2004	448,309	—
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, callable July 1, 2005, net of unamortized discount of $47 at September 30, 2004	17,331	373,886
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009	450,000	—
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009	350,000	—
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	—	199,900
Other long-term debt, interest at 6.0% at September 30, 2004, maturity dates ranging from 2004 to 2007	6,065	6,082
Total long-term debt	1,288,599	1,156,868
Current portion of long-term debt	(23)	(22)
Market value of interest rate swaps	(817)	12,089
Total long-term debt, net	$1,287,759	$1,168,935

                Revolving Facility

                In March 2004, the Company increased the availability under its revolving credit facility (the “Revolving Facility”) from $365.0 million to $500.0 million. The Revolving Facility contains no principal amortization and matures in September 2007. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company’s combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility). As of September 30, 2004, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.25%. As of September 30, 2004, the fee for the unfunded portion of the Revolving Facility was 0.375%.

                The Revolving Facility contains certain financial and other covenants. These include a maximum funded senior debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of September 30, 2004, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.04 to 1.00 and the fixed charge coverage ratio was 3.22 to 1.00. In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.00 to 1.00 through June 30, 2005, which reduces to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006. As of September 30, 2004, the Company’s consolidated funded debt to Adjusted EBITDA ratio was 3.6 to 1.0. Other covenants limit prepayments of indebtedness or rent

(including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. The Company has pledged the stock of all of its major subsidiaries.

                Senior and Senior Subordinated Notes

                During the first quarter of 2004, the Company refinanced substantially all of its senior and senior subordinated notes. The Company issued $1.25 billion in new senior and senior subordinated notes which consists of $450.0 million 6% senior notes due in April 2012, $450.0 million 6 1/2% senior subordinated notes due in February 2014 and $350.0 million 6 7/8% senior subordinated notes due in March 2016. The proceeds from these offerings were used to redeem or repurchase the $199.9 million 8 7/8% senior subordinated notes due in December 2008, to repurchase $357.6 million of the 9 7/8% senior subordinated notes due in July 2010, to repurchase $383.1 million of the 8 3/8% senior notes due in February 2008 and to reduce amounts outstanding under the Revolving Facility. As a result of these redemptions, the Company recorded a loss on early retirement of debt of approximately $93.3 million in the nine months ended September 30, 2004 to reflect the write-off of the unamortized loan costs, unamortized discount, call premium, tender fee and consent payments which were partially offset by the fair value of the interest rate swaps that were tied directly to the redeemed senior and senior subordinated notes.

                The indentures (the “Indentures”) governing the Company’s senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit the Company and its subsidiaries’ ability to incur additional debt. At September 30, 2004, the Company’s Consolidated Coverage Ratio (as defined in the Indentures) was 3.71 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event the Company’s Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company’s ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes also contains a limitation on liens the Company can incur.

                The Company has entered into various interest rate swaps with members of its bank group to manage interest expense. As of September 30, 2004, the Company has interest rate swaps with a combined notional amount of $250.0 million that are tied directly to the Company’s 6 1/2% senior subordinated notes and the Company’s 6% senior notes. The interest rate swaps convert a portion of the Company’s fixed-rate debt to a floating-rate based upon three and six-month LIBOR rates. At September 30, 2004, the Company pays a weighted average rate based on LIBOR, which approximates 3.62% and receives a weighted average rate of 6.33%. The interest rate swaps terminate in April 2012 and February 2014. The net effect of the interest rate swaps resulted in a reduction in interest expense of $1.8 million and $0.9 million for the three months ended September 30, 2004 and 2003, respectively. The net effect of the interest rate swaps resulted in a reduction in interest expense of $5.7 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively.

                The interest rate swaps that the Company entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded a liability of $1.2 million and an asset of $3.9 million as of September 30, 2004 and December 31, 2003, respectively, representing the fair value of the interest rate swaps and a corresponding decrease and increase in long-term debt, respectively, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

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

5.             Stockholders’ Equity

                During the nine months ended September 30, 2004, the Company repurchased 35,458 shares of its common stock for approximately $1.6 million. As of September 30, 2004, the Company had acquired approximately 10.2 million shares at a cost of approximately $136.2 million. The Company is authorized to repurchase approximately 10.4 million additional shares of its common stock as of September 30, 2004.

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Net income	$29,086	$19,802	$28,338	$52,991
Mark-to-market valuation of interest rate swaps, net of tax	(1,098)	415	224	(30)
Comprehensive income	$27,988	$20,217	$28,562	$52,961

                The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands, unaudited):

	Three months		Nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding (used in calculation of basic earnings per share)	65,052	58,634	63,647	57,762
Potential dilution from the assumed exercise of stock options	2,717	4,206	2,653	3,592
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	67,769	62,840	66,300	61,354

                On March 4, 2004, the Company paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004 for approximately $7.8 million. On June 4, 2004 and September 3, 2004, the Company paid a quarterly cash dividend of $0.175 per share to shareholders of record on May 14, 2004 and August 13, 2004 for approximately $11.1 million and $11.4 million, respectively. On October 18, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per share payable on December 3, 2004 to shareholders of record on November 12, 2004.

                During the three and nine months ended September 30, 2003, the Company paid a quarterly cash dividend of $0.125 per share to shareholders of record on August 14, 2003 for approximately $7.4 million.

6.             Asset Impairment

                The Company recorded an impairment loss of $1.4 million in the nine months ended September 30, 2003, which primarily related to the write-off of the Company’s investment in a new slot product development. The impairment of this asset was based upon a decision by the Company to no longer pursue the development of certain slot products. As a result, all of the development costs that the Company had incurred were written off, as they were deemed to have no value.

7.             Future Development

                Red Rock Station

                In April 2004, the Company commenced construction on Red Rock Station Resort Casino and Spa in the Summerlin master-planned community in Las Vegas, Nevada, located on Charleston Boulevard at the Interstate 215/Charleston interchange. The initial phase of the property is expected to include 60 table games and 2,700 slot machines. The property is expected to also include 400 hotel rooms, 45,000 square feet of meeting space, 16 movie theaters, a 20,000 square-foot spa facility, multiple restaurants, including a buffet and a nightclub. The cost of the project is expected to be approximately $550 million, of which approximately $106.3 million has been spent as of September 30, 2004. The Company believes the project will be completed in late 2005 or early 2006.

                Santa Fe Station Expansion

                The Company is currently expanding Santa Fe Station, which will add more than 20,000 square feet of additional casino space, 350 slot machines, a new 16-screen movie theater complex, an upgrade of the property’s bowling center, a new entertainment venue and bar, a new Kid’s Quest child care facility and other amenities. The expansion project also included the removal of the ice arena. The cost of the expansion is expected to be approximately $52 million, of which approximately $14.2 million has been spent as of September 30, 2004. The Company believes the expansion project will be completed in the first quarter of 2005 with the exception of the movie theater complex, which will be completed in the second quarter of 2005.

                Sunset Station Expansion

                The Company is currently expanding Sunset Station to add a bowling center and additional casino space for 300 slot machines. The cost of the expansion is expected to be approximately $24 million, of which approximately $3.7 million has been spent as of September 30, 2004. The Company believes that the expansion will be completed in the first quarter of 2005.

                Fiesta Rancho Expansion

                The Company completed a 31,000 square-foot expansion project at Fiesta Rancho in September 2004, which added a new ice arena to the property, complete with concession area, pro shop, locker rooms and private special event rooms. The cost of the expansion was approximately $8.0 million.

                The Federated Indians of the Graton Rancheria

                In April 2003, the Company entered into Development and Management Agreements with the Federated Indians of the Graton Rancheria (the “FIGR”), a federally recognized Native American tribe.  Pursuant to those agreements, the Company will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected the Company to assist it in designing, developing and financing the project and, upon opening, the Company will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and the Company will receive a management fee equal to 22% of the facility’s net income. The Company will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

                In August 2003, the Company and the FIGR entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such government and regulatory approvals, the Company will contribute significant credit support to the project. As of September 30, 2004, the Company had advanced approximately $21.4 million toward the development of this project, primarily to perform due diligence and secure real estate for the FIGR project, which is included in other assets, net on the Company’s condensed consolidated balance sheets. Funds advanced by the Company are expected to be repaid with the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, the Company will make approximately $11.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of September 30, 2004, approximately $2.0 million of these payments have been made which are expensed in development expense as incurred. The Company anticipates that the gaming and entertainment facility will open in 2007, but there can be no assurance that it will be completed within that timeframe or at all.

                Gun Lake Tribe

                On November 13, 2003, the Company agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with the Company’s agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Indian tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. The Company has agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of September 30, 2004, approximately $2.0 million of these payments have been made which are expensed in development expense as incurred. An additional $12.0 million in total may be paid by the Company in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, the Company has agreed to arrange financing for the ongoing development costs and construction of the project. As of September 30, 2004, the Company had advanced approximately $11.9 million toward the development of this project, primarily to secure real estate for the project, which is included in other assets, net on the Company’s condensed consolidated balance sheets. Although no firm construction budget has been established, the Company expects that the total cost of the development and construction of the project will be less than $250 million. Funds advanced by the Company are expected to be repaid with the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, the Company’s portion of the management fee is 50% of the first

$24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

                The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project would include approximately 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, entering into a gaming compact with the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such governmental and regulatory approvals, the Company will contribute significant financial support to the project. The Company anticipates that the gaming and entertainment facility will open in 2006, but there can be no assurance that it will be completed within that timeframe or at all.

                Mechoopda Indian Tribe

                In January 2004, the Company entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Although no firm construction budget has been established, the Company expects the total cost of the development and construction of the facility will be less than $80 million. Funds advanced by the Company are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of September 30, 2004, the Company had advanced approximately $5.6 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on the Company’s condensed consolidated balance sheets. In addition, the Company will make approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of September 30, 2004, $50,000 of these payments had been made which are expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary governmental and regulatory approvals will be received. Prior to the receipt of such governmental or regulatory approvals, the Company will contribute significant financial support to the project. The Company anticipates that the gaming and entertainment facility will open in 2006, but there can be no assurance that it will be completed within that timeframe or at all.

                North Fork Rancheria of Mono Indian Tribe

                In March 2004, the Company entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (“Mono”), a federally recognized Native American tribe located near Fresno, California.  Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. The Company has secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Although no firm construction budget has been established, the Company expects the total cost of the development and construction of the facility will be approximately $250 million to $300 million. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of September 30, 2004, the Company had advanced approximately $1.0 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on the Company’s condensed consolidated balance sheets. In addition, the Company will make approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of September 30, 2004, none of these payments have been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games and dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary governmental and regulatory approvals will be received. Prior to the receipt of such governmental or regulatory approvals, the Company will contribute significant financial support to the project. The Company anticipates that the gaming and entertainment facility will open in 2007, but there can be no assurance that it will be completed within that timeframe or at all.

                Land Held for Development

                The Company has acquired certain parcels of land in the Las Vegas valley and near Sacramento, California as part of its future development activities. As of September 30, 2004, the Company had $131.8 million of land held for development that consists primarily of four sites that are owned or leased, which comprise 167 acres in the Las Vegas valley and 188 acres in the Sacramento area near Thunder Valley. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, currently consists of 67 acres. The Company also owns a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215. During the nine months ended September 30, 2004, the Company purchased approximately 51 acres of land in a gaming enterprise district on the southern end of Las Vegas Boulevard at Cactus Avenue for approximately $31.6 million.

                In April 2004, the Company sold a 27-acre parcel of land, after removing the gaming entitlements, located at the intersection of Boulder Highway and Nellis Boulevard for net proceeds of approximately $10.5 million. In July 2004, the Company sold a 68-acre parcel of land, after removing the gaming entitlements, located at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas for net proceeds of approximately $15.2 million. As a result of the sale of these parcels of land, the Company recorded a loss of approximately $2.7 million during the nine months ended September 30, 2004.

On October 1, 2004, the Company purchased approximately 26 acres of real property and improvements formerly known as the Castaways Hotel Casino and Bowling Center (the “Castaways”) in Las Vegas, Nevada, for $33.75 million.  The Castaways closed on January 26, 2004, shortly after its former owners filed for bankruptcy.  The Company is currently evaluating the potential uses of the property, but does not believe it is competitive in its current state.

                The Company has acquired approximately 27 acres of land adjacent to Wild Wild West.  In addition, the Company exercised its option to purchase the 19-acre parcel of leased land on which Wild Wild West is located. Pursuant to the lease, the purchase will occur in July 2005 at a purchase price equal to the fair market value of the land, but in no event less than $27 million or more than approximately $36 million. No amounts related to this purchase option have been recorded on the Company’s condensed consolidated balance sheets. The Company currently leases this land for approximately $2.9 million per year.

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

8.             Stock—Based Employee Compensation

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Net income as reported	$29,086	$19,802	$28,338	$52,991
Stock-based compensation expense reported in net income	57	174	404	521
Stock-based compensation expense under fair value method	(1,356)	(2,284)	(4,491)	(6,211)
Pro forma net income	$27,787	$17,692	$24,251	$47,301

Earnings per common share:
Basic — as reported	$0.45	$0.34	$0.45	$0.92
Basic — pro forma	$0.43	$0.30	$0.38	$0.82

Diluted — as reported	$0.43	$0.32	$0.43	$0.86
Diluted — pro forma	$0.41	$0.28	$0.37	$0.77

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

10.          Other

                Cash Transaction Reporting Violations

                In April 2003, the Company became aware of violations of certain gaming regulations regarding the reporting of certain cash transactions at three of its properties. The Company self-reported these administrative violations to the Nevada State Gaming Control Board. The Company, along with the Nevada State Gaming Control Board, has investigated the violations.  On September 15, 2004, the Company and the Nevada Gaming Control Board entered into a settlement agreement with respect to these violations, pursuant to which the Company agreed to pay approximately $2.4 million in fines and investigative costs to the State of Nevada.  On September 24, 2004, the Nevada Gaming Commission approved the settlement agreement.  The Company has hired additional staff at each of its properties and has increased the level of internal audit review to prevent this type of violation in the future.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

                Overview

The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2004	2003	change	2004	2003	change
Net revenues—total	$242,862	$218,670	11.1%	$722,004	$628,236	14.9%
Major Las Vegas Operations (a)	213,981	191,236	11.9%	636,113	577,793	10.1%
Management fees (b)	19,995	19,914	0.4%	62,174	27,769	123.9%
Other Operations and Corporate (c)	8,886	7,520	18.2%	23,717	22,674	4.6%

Operating income (loss)—total	$58,608	$49,880	17.5%	$184,587	$138,432	33.3%
Major Las Vegas Operations (a)	50,887	40,867	24.5%	165,553	138,670	19.4%
Management fees (b)	19,995	19,914	0.4%	62,174	27,769	123.9%
Other Operations and Corporate (c)	(12,274)	(10,901)	(12.6)%	(43,140)	(28,007)	(54.0)%

Cash flows provided by (used in):
Operating activities	$68,548	$58,762	16.7%	$169,506	$131,099	29.3%
Investing activities	(73,114)	(12,821)	(470.3)%	(206,806)	(135,656)	(52.4)%
Financing activities	(6,882)	(56,153)	87.7%	28,859	(2,758)	1146.4%

(a)          The Major Las Vegas Operations include the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho and Fiesta Henderson.

(b)         Includes management fees from Thunder Valley (since June 9, 2003), Green Valley Ranch Station and Barley’s.

(c)          Other Operations and Corporate includes the wholly owned properties of Wild Wild West, Wildfire (since January 27, 2003), Magic Star (since August 2, 2004), Gold Rush (since August 2, 2004) and Corporate and development expense.

                Results of Operations

                Consolidated net revenues for the three months ended September 30, 2004 increased 11.1% to $242.9 million as compared to $218.7 million for the three months ended September 30, 2003 primarily due to revenue increases at our Major Las Vegas Operations.  Consolidated net revenues for the nine months ended September 30, 2004 increased 14.9% to $722.0 million as compared to $628.2 million for the nine months ended September 30, 2003. The increase in net revenues during the nine months ended September 30, 2004 was due primarily to revenue increases at our Major Las Vegas Operations and an increase in management fees, primarily from Thunder Valley, which opened on June 9, 2003, and from Green Valley Ranch Station.

                Combined net revenues from our Major Las Vegas Operations increased 11.9% to $214.0 million for the three months ended September 30, 2004 as compared to $191.2 million for the three months ended September 30, 2003. Combined net revenues from our Major Las Vegas Operations increased 10.1% to $636.1 million for the nine months ended September 30, 2004 as compared to $577.8 million for the nine months ended September 30, 2003. The increase in combined net revenues was primarily due to a strong Las Vegas local economy, continued population and employment growth in the Las Vegas valley, no new competition in the locals’ market, as well as the introduction of our Jumbo brand of products including Jumbo Jackpot. Jumbo Jackpot, which we introduced in April 2003, is an exclusive progressive slot jackpot that allows our customers using their Boarding Pass card the opportunity to win between $50,000 and $150,000 just for playing slot machines. The increase in revenues was also due to relatively easy comparisons as a result of a short-term slowdown in our business during the first quarter of 2003, as our customers were distracted by the events leading up to and including the war in Iraq.

                Consolidated operating income increased 17.5% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Our consolidated operating margin increased 1.3 percentage points over the same three-month period. Consolidated operating income increased 33.3% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Our consolidated operating margin increased 3.6 percentage points over the same nine-month period. The increase in consolidated operating income is primarily due to increased consolidated net revenues noted above.  There is significant operating leverage on incremental revenue because there are a significant amount of fixed costs.

The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended September 30,		Percent	Nine months ended September 30,		Percent
	2004	2003	Change	2004	2003	Change
Casino revenues	$181,048	$157,637	14.9%	$533,016	$479,890	11.1%
Casino expenses	69,391	66,297	4.7%	203,239	196,612	3.4%
Margin	61.7%	57.9%		61.9%	59.0%

Food and beverage revenues	$34,418	$32,692	5.3%	$103,451	$98,542	5.0%
Food and beverage expenses	25,355	22,089	14.8%	74,212	62,901	18.0%
Margin	26.3%	32.4%		28.3%	36.2%

Room revenues	$13,426	$12,803	4.9%	$42,545	$37,500	13.5%
Room expenses	5,418	4,883	11.0%	15,601	14,628	6.7%
Margin	59.7%	61.9%		63.3%	61.0%

Other revenues	$10,644	$11,618	(8.4)%	$30,973	$35,035	(11.6)%
Other expenses	4,369	4,061	7.6%	12,582	11,650	8.0%

Management fees	$19,995	$19,914	0.4%	$62,174	$27,769	123.9%

Selling, general and administrative expenses	$44,129	$42,236	4.5%	$126,906	$120,532	5.3%
Percent of net revenues	18.2%	19.3%		17.6%	19.2%

Corporate expense	$11,311	$7,968	42.0%	$33,874	$24,653	37.4%
Percent of net revenues	4.7%	3.6%		4.7%	3.9%

Earnings from joint ventures	$7,038	$4,875	44.4%	$18,249	$14,788	23.4%

Casino.  Casino revenues increased 14.9% to $181.0 million for the three months ended September 30, 2004 as compared to $157.6 million for the three months ended September 30, 2003. Casino revenues increased 11.1% to $533.0 million for the nine months ended September 30, 2004 as compared to $479.9 million for the nine months ended September 30, 2003. The increase in casino revenues is primarily due to the same factors affecting the combined net revenues for our Major Las Vegas Operations noted above. Casino expenses increased 4.7% to $69.4 million for the three months ended September 30, 2004 as compared to $66.3 million for the three months ended September 30, 2003. Casino expenses increased 3.4% to $203.2 million for the nine months ended September 30, 2004 as compared to $196.6 million for the nine months ended September 30, 2003. The increase in casino expenses is due primarily to an increase in gaming taxes. There is significant operating leverage on incremental gaming revenue because there are a significant amount of fixed costs in the casino department and, as a result, the casino profit margin increased 3.8 and 2.9 percentage points over the same three and nine-month periods, respectively.

                Food and Beverage.  Food and beverage revenues increased 5.3% and the average guest check increased 8.2% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to selected menu price increases, as well as restaurant enhancements at Santa Fe Station with the expansion of the coffee shop in December 2003 and upgrade of the steakhouse in March 2004.  Food and beverage expenses increased 14.8% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to increased payroll and related costs primarily due to rising benefit costs and increases in selected food cost items.  The food and beverage net profit margin decreased by 6.1 percentage points over the same three-month period.  Food covers decreased 1.7% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to decreases in buffet prices in the prior year as part of short-term marketing program which increased the food covers during this period.

                Food and beverage revenues increased 5.0% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  Food covers increased 3.9% and the average guest check increased 1.1% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  Food covers increased due to restaurant enhancements at Santa Fe Station with the addition of a Mexican restaurant in May 2003, the expansion of the coffee shop in December 2003 and upgrade of the steakhouse in March 2004 in addition to an aggressive marketing program promoting the buffet.  The increase in the average guest check was a result of selected menu price increases which was offset by lower prices in the buffet.  The food and beverage net profit margin decreased by 7.9 percentage points over the same nine-month period. Food and beverage expenses increased 18.0% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  As a result of the additional volume, food and beverage expenses increased over the same period.  Food and beverage costs also increased due to increases in selected food cost items in addition to increased payroll and related costs primarily due to rising benefit costs.

                Room.  Room revenues increased 4.9% and 13.5% for the three and nine months ended September 30, 2004, respectively, as compared to the three and nine months ended September 30, 2003. Room occupancy increased to 96% for the three months ended September 30, 2004 as compared to 93% for the three months ended September 30, 2003, while the average daily room rate increased to $52 from $50 over the same periods. Room occupancy increased to 96% for the nine months ended September 30, 2004 as compared to 94% for the nine months ended September 30, 2003, while the average daily room rate increased to $56 from $49 over the same periods.  The increase in occupancy and room rates was primarily due to a general increase in demand for travel to Las Vegas as compared to the prior year.

Room expenses increased 11.0% to $5.4 million for the three months ended September 30, 2004 as compared to $4.9 million for the three months ended September 30, 2003.  Room expenses increased 6.7% to $15.6 million for the nine months ended September 30, 2004 as compared to $14.6 million for the nine months ended September 30, 2003. The increase in room expenses is due to increased payroll and related costs primarily due to rising benefit costs.  As a result of the increased costs during the three months ended September 30, 2004, the room profit margin decreased 2.2 percentage points over the same three-month period.  The room profit margin increased 2.3 percentage points during the nine months ended September 30, 2004 due to the increased room revenues over the same nine-month period.

Other.  Other revenues primarily include income from the gift shops, bowling, entertainment, leased outlets and arcades. Other revenues decreased by 8.4% to approximately $10.6 million for the three months ended September 30, 2004 as compared to approximately $11.6 million for the three months ended September 30, 2003. Other revenues decreased by 11.6% to approximately $31.0 million for the nine months ended September 30, 2004 as compared to approximately $35.0 million for the nine months ended September 30, 2003. The decrease in other revenues is directly related to development fees which we received from Thunder Valley for approximately $0.8 million and $4.4 million during the three and nine months ended September 30, 2003, respectively.

                Management Fees.  We manage Thunder Valley on behalf of the United Auburn Indian Community (“UAIC”) and receive a management fee equal to 24% of net income (as defined in the management agreement). We are the managing partner for both Green Valley Ranch Station and Barley’s and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch Station and 10% of EBITDA from Barley’s. For the three months ended September 30, 2004, management fees increased to approximately $20.0 million as compared to $19.9 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, management fees increased to approximately $62.2 million as compared to $27.8 million for the nine months ended September 30, 2003. The increase is due to management fees from Thunder Valley, which opened in June 2003, as well as improved results at Green Valley Ranch Station.  Management fees were somewhat impacted during the three months ended September 30, 2004 due to increased political contributions at Thunder Valley.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 4.5% to $44.1 million for the three months ended September 30, 2004 as compared to $42.2 million for the three months ended September 30, 2003. SG&A expenses increased 5.3% to $126.9 million for the nine months ended September 30, 2004 as compared to $120.5 million for the nine months ended September 30, 2003. Included in SG&A expenses for the three and nine months ended September 30, 2004 is $0.8 million for the net settlement of certain litigation and the payment of a fine and investigative costs related to violation of Nevada Gaming Commission Regulation 6A.  The increase in SG&A expenses was also due to an increase in payroll and related expenses, primarily related to benefits, and an increase in accounting fees related to the new corporate governance rules mandated by the Sarbanes-Oxley Act of 2002.  SG&A as a percentage of net revenues, decreased to 18.2% for the three months ended September 30, 2004 as compared to 19.3% for the three months ended September 30, 2003. SG&A as a percentage of net revenues, decreased to 17.6% for the nine months ended September 30, 2004 as compared to 19.2% for the nine months ended September 30, 2003. A large portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A to net revenues decreased.

                Corporate Expense.  Corporate expense as a percentage of net revenues increased to 4.7% for the three and nine months ended September 30, 2004, as compared to 3.6% and 4.0% for the three and nine months ended September 30, 2003, respectively. Corporate expense increased 42.0% to $11.3 million for the three months ended September 30, 2004 as compared to $8.0 million for the three months ended September 30, 2003. Corporate expense increased 37.4% to $33.9 million for the nine months ended September 30, 2004 as compared to $24.7 million for the nine months ended September 30, 2003. The increase is due primarily to increased investment in corporate infrastructure to handle projected growth and a change in incentive compensation from a stock option based program to a program which includes cash and restricted stock. In addition, employer payroll taxes on stock option exercises increased during the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003. This increase was offset by Harrah’s patent litigation costs of approximately $0.5 million and $2.3 million incurred during the three and nine months ended September 30, 2003, respectively.

                Development Expense.  Development expenses include costs to develop new gaming opportunities, which includes payroll, travel and legal expenses.  Development expense for the three and nine months ended September 30, 2004 was approximately $2.1 million and $8.3 million, respectively.  Also included in development expense for the nine months ended September 30, 2004, is a $2.0 million non-reimbursable milestone payment related to the Gun Lake project in Michigan (see “Future Development”).

During the three months ended September 30, 2003, we increased our development resources in an effort to identify potential gaming opportunities, with an emphasis on expanding our management of Native American casinos.  Development expense for the three and nine months ended September 30, 2003 was approximately $2.9 million, which included $2.0 million of costs related to the Graton Rancheria project, which were made upon achieving certain milestones on the project and are not reimbursable (see “Future Development”).

Depreciation and Amortization.  Depreciation and amortization increased 19.2% in the three months ended September 30, 2004 to $21.9 million as compared to $18.4 million in the three months ended September 30, 2003. Depreciation and amortization increased 13.8% in the nine months ended September 30, 2004 to $62.1 million as compared to $54.6 million in the nine months ended September 30, 2003. This increase was due primarily to the addition of new ticket-in, ticket-out slot machines at a majority of the Major Las Vegas properties and the addition of a new slot system at Fiesta Rancho and Fiesta Henderson, as well as the addition of new restaurants at Santa Fe Station and Fiesta Henderson during 2003.

                Preopening Expenses.  Preopening expenses for the three and nine months ended September 30, 2004 were approximately $0.2 million and $0.6 million, which include costs incurred prior to the opening of Red Rock Station.

                Impairment Loss.  We recorded an impairment loss of $1.4 million in the nine months ended September 30, 2003 primarily related to the write-off of our investment in a new slot product development. The impairment of this asset was based upon our decision to no longer pursue the development of certain slot products. As a result, all of the development costs that we had incurred were written off, as they were deemed to have no value.

                Earnings from Joint Ventures.  We own a 50% interest in Green Valley Ranch Station and Barley’s, and a 6.7% interest in the Palms Casino Resort. For the three months ended September 30, 2004, we recorded approximately $7.0 million as our share of the earnings from these joint ventures as compared to approximately $4.9 million for the three months ended September 30, 2003. The increase in earnings from joint ventures is primarily a result of improved results at Green Valley Ranch Station.

                For the nine months ended September 30, 2004, we recorded approximately $18.2 million as our share of the earnings from these joint ventures as compared to approximately $14.8 million for the nine months ended September 30, 2003. The increase in earnings from joint ventures is primarily a result of the improved results at Green Valley Ranch Station, which were offset by the buyout of certain leases relating to a restaurant and spa at Green Valley Ranch Station for approximately $3.6 million, which represents our 50% of the total loss, during the nine months ended September 30, 2004.

                Interest Expense.  Interest expense, net of capitalized interest, decreased 17.9% to $18.6 million in the three months ended September 30, 2004 as compared to $22.7 million in the three months ended September 30, 2003. Gross interest expense decreased approximately $3.7 million over the same periods. Long-term debt increased by approximately $132.7 million to approximately $1.29 billion as of September 30, 2004 as compared to approximately $1.16 billion as of September 30, 2003. We reduced our weighted average cost of debt to 5.9% for the three months ended September 30, 2004 from 7.9% for the three months ended September 30, 2003. Capitalized interest increased approximately $0.3 million for the three months ended September 30, 2004 primarily due to interest capitalized for the construction of Red Rock Station (see “Future Development”).

                Interest expense, net of capitalized interest, decreased 17.2% to $58.6 million in the nine months ended September 30, 2004 as compared to $70.8 million in the nine months ended September 30, 2003. Gross interest expense decreased approximately $9.8 million over the same periods. Long-term debt increased by approximately $132.7 million to approximately $1.29 billion as of September 30, 2004 as compared to approximately $1.22 billion as of September 30, 2003. We reduced our weighted average cost of debt to 6.1% for the nine months ended September 30, 2004 from 7.9% for the nine months ended September 30, 2003. Capitalized interest increased approximately $2.4 million for the nine months ended September 30, 2004 primarily due to interest capitalized for the construction of Red Rock Station (see “Future Development”).

Interest and Other Expense from Joint Ventures.  For the three months ended September 30, 2004 and 2003, we recorded approximately $0.9 million and $1.6 million, respectively in interest and other expense related to our unconsolidated joint ventures. For the nine months ended September 30, 2004 and 2003, we recorded approximately $3.3 million and $4.4 million, respectively in interest and other expense related to our unconsolidated joint ventures. The decrease in interest and other expense from joint ventures is primarily due to the Company’s 50% share of capitalized interest recorded at Green Valley Ranch Station of approximately $0.6 million and $1.0 million for the three and nine months ended September 30, 2004, respectively.

                Loss on Early Retirement of Debt.  During the first quarter of 2004, we refinanced substantially all of our senior and senior subordinated notes. In connection with the refinancing, we completed tender offers and consent solicitations for approximately $940.6 million of our senior and senior subordinated notes outstanding. As a result, we recorded a loss on the early retirement of this debt of approximately $93.3 million during the nine months ended September 30, 2004 to reflect the write-off of the unamortized loan costs, unamortized discount, call premium, tender fee and consent payments which were partially offset by the fair value of the interest rate swaps that were tied directly to the redeemed senior and senior subordinated notes (see “Description of Certain Indebtedness and Capital Stock — Senior and Senior Subordinated Notes”).

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

                During the nine months ended September 30, 2004, we generated cash flows from operating activities of approximately $169.5 million. We refinanced substantially all of our senior and senior subordinated notes, which allowed us to issue $1.25 billion in new senior and senior subordinated notes, while redeeming approximately $940.6 million of our existing senior and senior subordinated notes (see “Description of Certain Indebtedness and Capital Stock - Senior and Senior Subordinated Notes”). In addition, we received approximately $33.6 million from the exercise of stock options and $27.1 million from proceeds from the sale of land, property and equipment.  There were no amounts directly outstanding on the Revolving Facility as of September 30, 2004.   At September 30, 2004, we had total available borrowings of $488.5 million under the Revolving Facility, which reflects the issuance of various letters of credit totaling approximately $11.5 million. We had $53.8 million in cash and cash equivalents as of September 30, 2004, which included approximately $5.5 million of cash in excess of the amounts required to be on hand at our properties.

                During the nine months ended September 30, 2004, total capital expenditures were $197.0 million, of which approximately $52.6 million was for the accelerated replacement of slot machines to take advantage of ticket-in, ticket-out technology, approximately $35.8 million was related to the development of Red Rock Station (see “Future Development”), approximately $18.6 million was for the purchase and enhancements of the Gold Rush and Magic Star which we acquired on August 2, 2004, approximately $14.2 million was related to the expansion at Santa Fe Station, approximately $7.8 million was related to the construction of the ice skating rink at Fiesta Rancho, approximately $3.7 million was for the bowling center at Sunset Station, approximately $21.4 million was for maintenance capital expenditures and approximately $42.9 million was for various other capital and project expenditures. In addition to capital expenditures, we purchased land near the intersection of Las Vegas Boulevard and Cactus Avenue for approximately $31.6 million, we paid approximately $18.4 million in reimbursable advances for our potential Native American development projects (see “Future Development”) and we paid approximately $30.3 million in common stock dividends.

                Our primary cash requirements for the remainder of 2004 are expected to include (i) approximately $7 million for maintenance capital expenditures, (ii) approximately $14 million for the payment of common stock dividends, (iii) approximately $5 million for the accelerated purchase of ticket-in, ticket-out slot machines, (iv) approximately $34 million for the development and construction of Red Rock Station (see “Future Development”), (v) approximately $16 million for the expansion at Santa Fe Station, (vi) approximately $11 million for the expansion at Sunset Station, (vii) approximately $33.75 million for the purchase of the Castaways, (viii) other project capital expenses, (ix) payments related to our existing and other potential Native American projects, (x) principal and interest payments on indebtedness, (xi) other strategic land purchases throughout the Las Vegas area and (xii) opportunistic repurchases of our common stock.

                We believe that cash flows from operations, borrowings under our Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2004 and 2005.  However, we are continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see “Description of Certain Indebtedness and Capital Stock”) and other applicable agreements.

                Off Balance Sheet Arrangements

                As of September 30, 2004, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include a limited make-well agreement for $42.8 million  as of September 30, 2004, related to the financing at Green Valley Ranch Station (see “Description of Certain Indebtedness and Capital Stock — Green Valley Ranch Station Financing”), a completion guaranty related to the financing of Thunder Valley (see “Description of Certain Indebtedness and Capital Stock - United Auburn Indian Community Financing”) and interest rate swaps with a notional amount of $250.0 million (see “Description of Certain Indebtedness and Capital Stock — Senior and Senior Subordinated Notes”). We also have certain contractual obligations including long-term debt, operating leases and employment contracts. Other than the refinancing of substantially all of our senior and senior subordinated notes referred to above, there were no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

Future Development

                Red Rock Station

                In April 2004, we commenced construction on Red Rock Station Resort Casino and Spa in the Summerlin master-planned community in Las Vegas, Nevada, located on Charleston Boulevard at the Interstate 215/Charleston interchange. The initial phase of the property is expected to include 60 table games and 2,700 slot machines. The property is expected to also include 400 hotel rooms, 45,000 square feet of meeting space, 16 movie theaters, a 20,000 square-foot spa facility, multiple restaurants, including a buffet and a nightclub. The cost of the project is expected to be approximately $550 million, of which approximately $106.3 million has been spent as of September 30, 2004. We believe the project will be completed in late 2005 or early 2006.

                Santa Fe Station Expansion

                We are currently expanding Santa Fe Station, which will add more than 20,000 square feet of additional casino space, 350 slot machines, a new 16-screen movie theater complex, an upgrade of the property’s bowling center, a new entertainment venue and bar, a new Kid’s Quest child care facility and other amenities. The expansion project also included the removal of the ice arena. We believe that the expansion will cost approximately $52 million, of which approximately $14.2 million has been spent as of September 30, 2004. We believe the expansion project will be completed in the first quarter of 2005 with the exception of the movie theater complex, which will be completed in the second quarter of 2005.

                Sunset Station Expansion

                We are currently expanding Sunset Station to add a bowling center and additional casino space for 300 slot machines. The cost of the expansion is expected to be approximately $24 million, of which approximately $3.7 million has been spent as of September 30, 2004. We believe that the expansion will be completed in the first quarter of 2005.

                Fiesta Rancho Expansion

                We completed a 31,000 square-foot expansion project at Fiesta Rancho in September 2004, which added a new ice arena to the property, complete with concession area, pro shop, locker rooms and private special event rooms. The cost of the expansion was approximately $8.0 million.

                Green Valley Ranch Station Expansion

                In the fourth quarter of 2003, we began a $115 million expansion at Green Valley Ranch Station. The expansion will include 296 hotel rooms, 25,500 square feet of additional meeting space, approximately 200 slot machines and an expanded spa facility. Construction of the hotel rooms and additional meeting space is expected to be completed near the end of the fourth quarter of 2004. Construction of the spa facility is expected to be completed in the first quarter of 2005. In connection with the expansion, Green Valley Ranch Station purchased the lease of the existing spa during the nine months ended September 30, 2004. Green Valley Ranch Station also purchased the lease of a restaurant at the property during the nine months ended September 30, 2004. As a result of the purchase of these leases, we have recorded a reduction in earnings from joint ventures in the nine months ended September 30, 2004 of approximately $3.6 million, which represents our 50% share of the total loss.

                The Federated Indians of the Graton Rancheria

                In April 2003, we entered into Development and Management Agreements with the Federated Indians of the Graton Rancheria (the “FIGR”), a federally recognized Native American tribe.  Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist it in designing, developing and financing the project and, upon opening, we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 22% of the facility’s net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

                In August 2003, the FIGR and we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (“DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (“NIGC”). No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such government and regulatory approvals, we will contribute significant credit support to the project. As of September 30, 2004, we had advanced approximately $21.4 million toward the development of this project, primarily to perform due diligence and secure real estate for the FIGR project, which is included in other assets, net on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid with the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we will make approximately $11.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of September 30, 2004, approximately $2.0 million of these payments have been made which are expensed in development expense as incurred. We anticipate that the gaming and entertainment facility will open in 2007, but there can be no assurance that it will be completed within that timeframe or at all.

                Gun Lake Tribe

                On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Indian tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of September 30, 2004, approximately $2.0 million of these payments have been made which are expensed in development expense as incurred. We may pay an additional $12.0 million in total in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of September 30, 2004, we had advanced approximately $11.9 million toward the development of this project, primarily to secure real estate for the project, which is included in other assets, net on our condensed consolidated balance sheets. Although no firm construction budget has been established, we expect that the total cost of the development and construction of the project will be less than $250 million. Funds advanced by us are expected to be repaid with the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

                The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project would include approximately 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, entering into a gaming compact with the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. No assurances can be given as to when, or if, the necessary government and regulatory approvals will be received. Prior to the receipt of such governmental and regulatory approvals, we will contribute significant financial support to the project. We anticipate that the gaming and entertainment facility will be open in 2006, but there can be no assurance that it will be completed within that timeframe or at all.

                Mechoopda Indian Tribe

                In January 2004, we entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility.  Although no firm construction budget has been established, we expect the total cost of the development and construction of the facility will be less than $80 million. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of September 30, 2004, we had advanced approximately $5.6 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on our condensed consolidated balance sheets. In addition, we will make approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of September 30, 2004, $50,000 of these payments had been made which are expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary governmental and regulatory approvals will be received. Prior to the receipt of such governmental or regulatory approvals, we will contribute significant financial support to the project. We anticipate that the gaming and entertainment facility will open in 2006, but there can be no assurance that it will be completed within that timeframe or at all.

                North Fork Rancheria of Mono Indian Tribe

                In March 2004, we entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (“Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Although no firm construction budget has been established, we expect the total cost of the development and construction of the facility will be approximately $250 million to $300 million. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of September 30, 2004, we had advanced approximately $1.0 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on our condensed consolidated balance sheets. In addition, we will make approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of September 30, 2004, none of these payments have been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games and dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary governmental and regulatory approvals will be received. Prior to the receipt of such governmental or regulatory approvals, we will contribute significant financial support to the project. We anticipate that the gaming and entertainment facility will open in 2007, but there can be no assurance that it will be completed within that timeframe or at all.

                Land Held for Development

                We have acquired certain parcels of land in the Las Vegas valley and near Sacramento, California as part of our future development activities. As of September 30, 2004, we had $131.8 million of land held for development that consists primarily of four sites that are owned or leased, which comprise 167 acres in the Las Vegas valley and 188 acres in the Sacramento area near Thunder Valley. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, currently consists of 67 acres. We also own a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215. During the three months ended September 30, 2004, we purchased approximately 51 acres of land in a gaming enterprise district on the southern end of Las Vegas Boulevard at Cactus Avenue for approximately $31.6 million.

                In April 2004, we sold a 27-acre parcel of land, after removing the gaming entitlements, located at the intersection of Boulder Highway and Nellis Boulevard for net proceeds of approximately $10.5 million. In July 2004, we sold a 68-acre parcel of land, after removing the gaming entitlements, located at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas for net proceeds of approximately $15.2 million. As a result of the sale of these parcels of land, we recorded a loss of approximately $2.7 million during the nine months ended September 30, 2004.

On October 1, 2004, we purchased approximately 26 acres of real property and improvements formerly known as the Castaways Hotel Casino and Bowling Center (the “Castaways”) in Las Vegas, Nevada, for $33.75 million.  The Castaways closed on January 26, 2004, shortly after its former owners filed for bankruptcy.  We are currently evaluating the potential uses of the property, but do not believe it is competitive in its current state.

                We have acquired approximately 27 acres of land adjacent to Wild Wild West.  In addition, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located. Pursuant to the lease, the purchase will occur in July 2005 at a purchase price equal to the fair market value of the land, but in no event less than $27 million or more than approximately $36 million. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets. We currently lease this land for approximately $2.9 million per year.

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

Regulation and Taxes

                We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and tribal gaming agency of the UAIC. In June 2004, the UAIC successfully negotiated a new Tribal-State Gaming Compact (“Amended Compact”) with the State of California which has received approval by the DOI.  The Amended Compact allows an unlimited number of slot machines at Thunder Valley and extends the term an additional 18 years to 2037.  The Amended Compact also includes a revenue sharing agreement with the State of California.  The UAIC will pay approximately $33.8 million annually to the State of California commencing in January 2005 and additional fees for any slot machines added above the 1,906 that were originally in operation at Thunder Valley prior to the Amended Compact.  Thunder Valley has added approximately 800 slot machines.

                The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. In 2003, the Nevada legislature enacted various tax increases, which raised the tax on gross gaming revenue from 6.25% to 6.75%. In addition, a payroll tax was enacted as well as increases in the taxes on alcohol and cigarettes. The various taxes went into effect at various points throughout the second half of 2003.

                We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or Compact provisions. Such changes, if adopted, could have a material adverse effect on our operating results.  We recently settled and finalized the Internal Revenue Service audits up through and including the years ended December 31, 2002.

                Cash Transaction Reporting Violations

                In April 2003, we became aware of violations of certain gaming regulations regarding the reporting of certain cash transactions at three of our properties. We self-reported these administrative violations to the Nevada State Gaming Control Board. We, along with the Nevada State Gaming Control Board, have investigated the violations.  On September 15, 2004, we entered into a settlement agreement with the Nevada Gaming Control Board with respect to these violations, pursuant to which we agreed to pay approximately $2.4 million in fines and investigative costs to the State of Nevada.  On September 24, 2004, the Nevada Gaming Commission approved the settlement agreement.  We have hired additional staff at each of our properties and have increased the level of internal audit review to prevent this type of violation in the future.

Description of Certain Indebtedness and Capital Stock

                Revolving Facility

                In March 2004, we increased the availability under our revolving credit facility (the “Revolving Facility”) from $365.0 million to $500.0 million. The Revolving Facility contains no principal amortization and matures in September 2007. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (each, as defined in the Revolving Facility). As of September 30, 2004, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.25%. As of September 30, 2004, the fee for the unfunded portion of the Revolving Facility was 0.375%.

                The Revolving Facility contains certain financial and other covenants. These include a maximum funded senior debt to Adjusted EBITDA ratio for the Borrowers combined of 2.25 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of September 30, 2004, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.04 to 1.00 and the fixed charge coverage ratio was 3.22 to 1.00. In addition, the Revolving Facility has financial and other covenants, which state that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.00 to 1.00 through June 30, 2005, which reduces to 4.75 to 1.00 on September 30, 2005 through December 31, 2005, to 4.50 to 1.00 on March 31, 2006 through June 30, 2006 and to 4.00 to 1.00 on September 30, 2006. As of September 30, 2004, our consolidated funded debt to Adjusted EBITDA ratio was 3.6 to 1.0. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. We have pledged the stock of all of our major subsidiaries.

                Senior and Senior Subordinated Notes

                During the first quarter of 2004, we refinanced substantially all of our senior and senior subordinated notes. We issued $1.25 billion in new senior and senior subordinated notes which consists of $450.0 million 6% senior notes due in April 2012, $450.0 million 6 1/2% senior subordinated notes due in February 2014 and $350.0 million 6 7/8% senior subordinated notes due in March 2016. The proceeds from these offerings were used to redeem or repurchase the $199.9 million 8 7/8% senior subordinated notes due in December 2008, to repurchase $357.6 million of the 9 7/8% senior subordinated notes due in July 2010, to repurchase $383.1 million of the 8 3/8% senior notes due in February 2008 and to reduce amounts outstanding under the Revolving Facility. As a result of these redemptions, we recorded a loss on early retirement of debt of approximately $93.3 million in the nine months ended September 30, 2004 to reflect the write-off of the unamortized loan costs, unamortized discount, call premium, tender fee and consent payments which were partially offset by the fair value of the interest rate swaps that were tied directly to the redeemed senior and senior subordinated notes.

                The indentures (the “Indentures”) governing our senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit us and our subsidiaries’ ability to incur additional debt. At September 30, 2004, our Consolidated Coverage Ratio (as defined in the Indentures) was 3.71 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event that our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes also contains a limitation on liens that we can incur.

                We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of September 30, 2004, we have interest rate swaps with a combined notional amount of $250.0 million that are tied directly to our 6 1/2% senior subordinated notes and our 6% senior notes. The interest rate swaps convert a portion of our fixed-rate debt to a floating-rate based upon three and six-month LIBOR rates. At September 30, 2004, we pay a weighted average rate based on LIBOR, which approximates 3.62% and receive a weighted average rate of 6.33%. The interest rate swaps terminate in April 2012 and February 2014. The net effect of the interest rate swaps resulted in a reduction in interest expense of $1.8 million and $0.9 million for the three months ended September 30, 2004 and 2003, respectively. The net effect of the interest rate swaps resulted in a reduction in interest expense of $5.7 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively.

                The interest rate swaps that we entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded a liability of $1.2 million and an asset of $3.9 million as of September 30, 2004 and December 31, 2003, respectively, representing the fair value of the interest rate swaps and a corresponding decrease and increase in long-term debt, respectively, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

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

                Green Valley Ranch Station Financing

                Green Valley Ranch Station is owned by a 50/50 joint venture between us and GCR Gaming. In December 2003, Green Valley Ranch Station entered into a $250.0 million Amended and Restated Loan Agreement, the proceeds of which were used to pay off secured equipment and other financing and to fund the ongoing expansion of the facility. Green Valley Ranch Station has entered into an agreement to swap the majority of its floating-rate debt into fixed-rate debt that will approximate 7.0% during the term of the loan. The loan requires a limited make-well of $42.8 million, if necessary (based on operating results of the property). Pursuant to the make-well agreement, if Green Valley Ranch Station fails to comply with the Fixed Charge Coverage Ratio or the Leverage Ratio (both as defined in the Green Valley Ranch Station credit agreement), the partners will be required to make cash equity contributions in such amounts as required, which will result in pro forma compliance with the covenants. The make-well is a joint and several obligation of each partner, with GCR Gaming’s obligation collateralized. The make-well agreement will terminate upon achieving a post-expansion debt to Adjusted EBITDA ratio (as defined in the credit agreement) of less than or equal to 3.00 to 1.00 and producing Adjusted EBITDA before management fees for four consecutive quarters of at least $42.0 million after the completion of the expansion discussed above. As of September 30, 2004, the debt to Adjusted EBITDA ratio was 2.14 to 1.00. The outstanding balance of the Green Valley Ranch Station revolving credit facility as of September 30, 2004, was approximately $173.9 million.

                Green Valley Ranch Station has entered into interest rate swaps that have converted a portion of its floating-rate debt into fixed-rate debt and are matched to a portion of its revolving facility. At September 30, 2004, the combined notional amount of the interest rate swaps was $149.5 million. As of September 30, 2004, Green Valley Ranch Station was paying a weighted average fixed-rate of 4.27% on the interest rate swaps and was receiving a weighted average floating-rate based on three-month LIBOR of 1.77%. These interest rate swaps were priced to have no value at inception. As a result of the mark-to-market valuation of the interest rate swaps, we recorded approximately $1.1 million and $1.3 million as of September 30, 2004 and December 31, 2003, respectively, for our share of the Green Valley Ranch Station interest rate swaps in accumulated other comprehensive loss in our condensed consolidated balance sheets.

                United Auburn Indian Community Financing

                We have entered into a Development Services Agreement and a Management Agreement with the UAIC. Our seven-year Management Agreement was approved by the NIGC and expires in June 2010.  Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered into by the UAIC and Placer County, California, we developed, with the UAIC, Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003. Thunder Valley currently has 2,700 Class III slot machines, 98 table games, including a private VIP gaming area, three specialty restaurants, a 500-seat buffet, a food court, a center pit bar and parking for over 4,500 vehicles. In June 2004, the UAIC successfully negotiated a new Tribal-State Gaming Compact (“Amended Compact”) with the State of California which has received approval by the DOI.  The Amended Compact allows an unlimited number of slot machines at Thunder Valley and extends the term an additional 18 years to 2037.  The Amended Compact also includes a revenue sharing agreement with the State of California.  The UAIC will pay approximately $33.8 million annually to the State of California commencing in January 2005 and additional fees for any slot machines added above the 1,906 machines that were in operation at Thunder Valley prior to the Amended Compact.

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

                Common Stock

                We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 75,639,442 shares of which were issued and 10,157,135 shares of which were held in treasury as of September 30, 2004. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefrom, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

                On March 4, 2004, we paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004 for approximately $7.8 million. On June 4, 2004 and September 3, 2004, we paid a quarterly cash dividend of $0.175 per share to shareholders of record on May 14, 2004 and August 13, 2004 for approximately $11.1 million and $11.4 million, respectively. On October 18, 2004, our Board of Directors declared a quarterly cash dividend of $0.21 per share payable on December 3, 2004 to shareholders of record on November 12, 2004.

                During the three and nine months ended September 30, 2003, we paid a quarterly cash dividend of $0.125 per share to shareholders of record on August 14, 2003 for approximately $7.4 million

                Preferred Stock

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

                Treasury Stock

                During the nine months ended September 30, 2004, we repurchased 35,458 shares of our common stock for approximately $1.6 million. As of September 30, 2004, we had acquired approximately 10.2 million shares at a cost of approximately $136.2 million. We are authorized to repurchase up to approximately 10.4 million additional shares of our common stock as of September 30, 2004.

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

                We evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Our condensed consolidated financial statements reflect all adjustments required by SFAS No. 144 as of September 30, 2004.

                Goodwill and Other Intangibles

                The FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, in June 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002 and annually perform such test. In order to test for impairment of goodwill, we use the Income Approach, which focuses on the income-producing capability of the respective property. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the respective property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is then totaled to arrive at an indication of the fair value of the goodwill. If the fair value of the goodwill exceeds the carrying value, then impairment is measured based on the difference between the calculated fair value and the carrying value. Our condensed consolidated financial statements reflect all adjustments required by SFAS No. 142 as of September 30, 2004.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

                Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under the Revolving Facility. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each, as defined in the Revolving Facility) as selected by us. However, the amount of outstanding borrowings is expected to fluctuate and may increase from time to time. The Revolving Facility matures in September 2007.

                The following table provides information about our long-term debt at September 30, 2004 (see also “Description of Certain Indebtedness and Capital Stock”) (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value

Revolving Facility	September 2007	$500,000	$—	$—
8 3/8% senior notes	February 2008	16,894	16,894	18,161
6% senior notes	April 2012	450,000	448,309	459,000
9 7/8% senior subordinated notes	July 2010	17,378	17,331	18,247
6 ½% senior subordinated notes	February 2014	450,000	450,000	459,000
6 7/8% senior subordinated notes	March 2016	350,000	350,000	357,000
Other debt, interest at 6.0%	2004-2007	6,103	6,065	6,065
Market value of interest rate swaps	2012-2014	(817)	(817)	(817)
Total		$1,789,558	$1,287,782	$1,316,656

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

                The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	As of September 30,
	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$—	$5,335	$—	$16,894	$—	$1,265,640	$1,287,869
Weighted average interest rate	—	6.00%	—	8.38%	—	6.50%	6.52%
Variable-rate	$23	$24	$264	$419	$—	$—	$730
Weighted average interest rate	6.00%	6.00%	6.00%	6.00%	—	—	6.00%
Interest rate swaps:
Notional amount	$—	$—	$—	$—	$—	$250,000	$250,000
Average payable rate	—	—	—	—	—	3.62%	3.62%
Average receivable rate	—	—	—	—	—	6.33%	6.33%

Item 4.    Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no significant change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings

                The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting the Company and its subsidiaries.

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

                On June 25, 2002, the Nevada District Court denied plaintiffs’ motion for class certification. On July 11, 2002, plaintiffs filed a petition for permission to appeal such class certification ruling with the United States Court of Appeals for the Ninth Circuit. On August 15, 2002, the Ninth Circuit granted the plaintiffs’ petition for permission to appeal such class certification ruling.  On January 15, 2004, the Court of Appeals heard oral argument on this matter.  On August 10, 2004, the Ninth Circuit affirmed the District Court’s order denying the plaintiff’s motion for class certification.  Accordingly, the matter is scheduled to move forward on behalf of the three named plaintiffs only.  While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs’ claims are without merit and does not expect that the lawsuits will have a material adverse effect on the Company’s financial position or results of operations.

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

                On March 23, 2004, the District Court heard oral argument on certain of the summary judgment motions and motions to strike. On May 19, 2004, the District Court granted the Company’s motion for summary judgment on Harrah’s claims that the Company had infringed upon U.S. Patents Nos. 5,761,647 and 6,183,362, held by Harrah’s relating to its customer rewards and tracking program. In granting that motion, the District Court ruled that such patents are invalid as a matter of law due to indefiniteness and lack of enabling disclosure of the claimed subject matter. A substantial portion of the patent infringement claim brought by Harrah’s regarding U.S. Patent No. 6,003,013 (the “013 Patent”) was also dismissed as a result of that summary judgment ruling.  On August 23, 2004, the District Court entered final judgment and declared invalid all claims of U.S. Patent Nos. 5,761,647 and 6,183,362, and all but three claims of the ‘013 Patent.  The final judgment also dismissed with prejudice all claims of the ‘013 Patent that were not declared invalid, and dismissed without prejudice the Company’s counterclaims for declaratory judgment of noninfringement and invalidity.

                On September 13, 2004, Harrah’s filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit.  On October 14, 2004, the Company filed a Notice of Cross Appeal with the same Court of Appeals.  While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs’ claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position or results of operations.

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

                On November 10, 2003, the defendants filed a response to the complaint denying all liability. On June 18, 2004, the parties entered into a Settlement Agreement and Release (the “Proposed Settlement”). Pursuant to the Proposed Settlement and subject to Superior Court approval, the parties have agreed that the Company will (i) issue two personalized coupons to each Settlement Class Member (as defined in the Proposed Settlement), one for $3.00 and one for $2.50, with each coupon to be good toward a discount of a quoted room rate for a single night’s stay at any of the Station Hotels (as defined in the Proposed Settlement), and (ii) pay the plaintiff’s reasonable attorneys’ fees and expenses in exchange for the plaintiff dismissing the lawsuit (including all claims held by the members of the settlement class and the general public) with prejudice. The Proposed Settlement stipulates that the Company denies any liability with respect to the plaintiff’s claims.  On October 22, 2004, the Superior Court approved the Proposed Settlement and dismissed the lawsuit with prejudice, except for the claims of eight class members that opted out of the settlement class.

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

                On July 21, 2003, the defendants filed a motion to dismiss or, in the alternative, motion to stay all of the plaintiff’s claims. On October 24, 2003, the District Court granted the motion to stay all of plaintiff’s claims pending the consideration of such claims by a special litigation committee to be formed by the Company in accordance with the Court’s order granting such motion. On November 19, 2003, the defendants filed their first amended answer to the complaint.  On February 27, 2004, the District Court entered another order extending the stay for another 120 days pending the special litigation committee investigation.

                On July 9, 2004, the parties entered into a Stipulation of Settlement (the “Proposed Settlement”). Pursuant to the Proposed Settlement and subject to District Court approval, the parties have agreed that the Company will (i) adopt new language in its Corporate Governance Guidelines, which specifically relates to “interested director transactions,” and (ii) pay the plaintiff’s attorneys’ fees and expenses in exchange for the plaintiff dismissing the lawsuit (including all claims held by the Company and the members of the certified class), with prejudice. The Proposed Settlement stipulates that the Company denies any liability with respect to the plaintiff’s claims.  On September 13, 2004, the District Court approved the Proposed Settlement and dismissed the lawsuit with prejudice.

Item 2.    Changes in Securities and Use of Proceeds - None.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information — None.

Item 6.    Exhibits

No. 4.1 — Amendment No. 5 to Amended and Restated Loan Agreement dated as of August 18, 2004.

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

Station Casinos, Inc.,
Registrant

DATE: November 8, 2004	/s/ Glenn C. Christenson
Glenn C. Christenson,
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Principal Accounting Officer)