Form 10-K
period 2004-12-31
STATION CASINOS INC
filed 2005-03-15
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ____________ to ____________.

Commission file number 000-21640

STATION CASINOS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0136443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2411 West Sahara Avenue, Las Vegas, Nevada 89102
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (702) 367-2411

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 Par Value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer. Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of June 30, 2004, based on the closing price per share of $48.40 as reported on the New York Stock Exchange was $2,189,693,972.

As of February 28, 2005, the registrant has 67,539,235 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be held May 18, 2005 (which has not been made publicly available as of the date of this filing) are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Unless the context indicates otherwise, all references to the “Company” refer to Station Casinos, Inc. and all references to “Station”, “we”, “our”, “ours” and “us” refer to Station Casinos, Inc. and its consolidated subsidiaries.

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

General

We are a gaming and entertainment company that currently owns and operates eight major hotel/casino properties (one of which is 50% owned) and five smaller casino properties (one of which is 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. We are developing a ninth major hotel/casino property known as Red Rock Resort Spa and Casino that we expect to open in the first quarter of 2006. Our growth strategy includes the master-planned expansion of our existing gaming facilities in Nevada, the development of gaming facilities on certain real estate we own in the Las Vegas valley, the evaluation and pursuit of additional acquisition or development opportunities in Nevada and other gaming markets and the pursuit of additional management agreements with Native American tribes.

We own and operate Palace Station Hotel & Casino (“Palace Station”), Boulder Station Hotel & Casino (“Boulder Station”), Texas Station Gambling Hall & Hotel (“Texas Station”), Sunset Station Hotel & Casino (“Sunset Station”), Santa Fe Station Hotel & Casino (“Santa Fe Station”), Fiesta Rancho Casino Hotel (“Fiesta Rancho”), Fiesta Henderson Casino Hotel (“Fiesta Henderson”), Wild Wild West Gambling Hall & Hotel (“Wild Wild West”), Wildfire Casino (“Wildfire”), Magic Star Casino (“Magic Star”) and Gold Rush Casino (“Gold Rush”). We also own a 50% interest in Green Valley Ranch Station Casino (“Green Valley Ranch Station”) and Barley’s Casino & Brewing Company (“Barley’s”). Each of our casinos caters primarily to local Las Vegas area residents. We market the six “Station” casinos (including Green Valley Ranch Station) together under the Station Casinos’ brand and the two “Fiesta” casinos under the Fiesta brand, offering convenience and choices to residents throughout the Las Vegas valley with our strategically located properties. In addition, we manage Thunder Valley Casino (“Thunder Valley”) in Sacramento, California on behalf of the United Auburn Indian Community (“UAIC”).

Operating Strategy

We believe that the following key principles have been integral to our success as a gaming operator and we intend to continue to employ these strategies at each of our properties.

Targeted Customer Base

Our operating strategy emphasizes attracting and retaining customers primarily from the local and repeat visitor markets. Our casino properties attract customers through innovative, frequent and high-profile promotional programs directed towards the local market, focused marketing efforts and convenient locations, aggressive marketing to the repeat visitor market and the development of strong relationships with specifically targeted travel wholesalers. Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty. We believe that actual value becomes apparent during the customer’s visit through an enjoyable, affordable and high-quality entertainment experience. Las Vegas, which is and has been one of the fastest growing cities in the United States, is characterized by a historically strong economy and demographics, which include an increasing number of retirees and other active gaming customers. We believe that our out-of-town patrons are also discerning customers who enjoy our value-oriented, high-quality approach. We believe that our patrons view our hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and downtown Las Vegas. In markets outside of Las Vegas we believe customers come from farther distances, a radius in some cases more than 150 miles; however, the business model for local customers remains the same.

Provide a High-Value Experience

Because we target the repeat customer, we are committed to providing a high-value entertainment experience for our customers in our restaurants, hotels, casinos and other entertainment amenities. We develop regional entertainment destinations for locals that include other amenities such as movie theaters, bowling centers, ice skating, live entertainment venues and child care facilities. In addition, we believe the value offered by restaurants at each of our casino properties is a major factor in attracting local gaming customers, as dining is a primary motivation for casino visits by many locals. Through their restaurants, each of which has a distinct style of cuisine, our casino properties offer generous portions of high-quality food at reasonable prices. In addition, our operating strategy focuses on slot and video poker machine play. Our target market consists of frequent gaming patrons who seek not only a friendly atmosphere and convenience, but also higher than average payout rates. Because locals and repeat visitors demand variety and quality in their slot and video poker machine play, our casino properties offer the latest in slot and video poker technology.

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

Marketing and Promotion

We employ an innovative marketing strategy that utilizes frequent high profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to aggressive marketing through television, radio and newspaper advertising, we have created and sponsored such promotions as “Paycheck Bonanza” and “Great Giveaway”, a popular football season contest. These promotions have become a tradition in the locals’ market and have had a positive impact upon our patronage during their respective promotion periods.

We are heavily focused on using cutting edge technology to drive customer traffic with products such as our Jumbo Brand products, which include “Jumbo Jackpot”, “Jumbo Penny”, “Jumbo Bingo” and “Jumbo Poker”. Other products include “Xtra Play Cash” and “Sports Connection”, among others. We believe that these products create sustainable competitive advantages and distinguish us from our competitive set.

In 1999, we introduced a unified Boarding Pass player rewards program at our Station properties. The Boarding Pass program allows guests to earn points based on their level of gaming activity. The Fiesta properties offer a similar player rewards program called the Amigo Club. Members of the Boarding Pass and the Amigo Club can redeem points at any of our properties for meals in any of the restaurants, for hotel rooms, movie passes, show tickets or for merchandise in our gift shops. We believe that this “single card”, for which the technology was developed in-house, sets us apart from our competition in the Las Vegas locals’ market.

Properties

Set forth below is certain information as of December 31, 2004, concerning our properties, all of which we own and/or operate except as otherwise indicated. The properties are more fully described following the table.

	Hotel Rooms	Slots(1)	Gaming Tables(2)	Parking Spaces(3)
Casino Properties
Palace Station	1,008	1,847	53	2,600
Boulder Station	300	2,852	42	4,800
Texas Station	200	2,450	37	5,900
Sunset Station	457	2,613	53	7,100
Santa Fe Station	200	2,558	34	3,750
Green Valley Ranch Station (50% owned)	496	2,161	50	3,400
Fiesta Rancho	100	1,602	16	2,300
Fiesta Henderson	224	1,400	29	2,300
Other Properties
Wild Wild West	262	240	10	600
Barley’s (50% owned)	—	199	—	—
Wildfire	—	243	—	200
Magic Star	—	190	—	250
Gold Rush	—	169	—	150
Managed Properties
Thunder Valley (4)	—	2,715	98	4,500

(1)          Includes slot and video poker machines and other coin-operated devices.

(2)          Generally includes blackjack (“21”), craps, roulette, pai gow poker, mini baccarat, let it ride, three-card poker and wild hold ‘em. The Casino Properties, with the exception of Green Valley Ranch Station, also offer a keno lounge, bingo parlor and poker. The Casino Properties also offer a race and sports book and the Other Properties offer a sports book.

(3)          Includes covered parking spaces of 1,900 for Palace Station, 1,900 for Boulder Station, 3,500 for Texas Station, 2,900 for Sunset Station, 1,500 for Santa Fe Station, 1,600 for Green Valley Ranch Station and 1,000 for Fiesta Rancho.

(4)          We manage Thunder Valley, on behalf of the UAIC.

Casino Properties

Palace Station

Palace Station is strategically located on approximately 38 acres at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas’ most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. Palace Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including seven full-service restaurants, several fast-food outlets, a 250-seat entertainment lounge, four additional bars, two swimming pools, an approximately 20,000-square foot banquet and convention center, a 24-hour gift shop and a non-gaming video arcade.

Palace Station’s seven full-service restaurants have a total of approximately 1,230 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the 24-hour Palace Cafe (featuring American and Chinese fare), an all-you-can-eat buffet known as “The Feast”, The Broiler (a steak and seafood restaurant), Pasta Palace (an Italian restaurant), Guadalajara Bar & Grille (a Mexican restaurant), Jack’s Irish Pub and a 17-seat Oyster Bar. In addition to these restaurants, Palace Station offers various fast-food outlets. Palace Station also features the Laugh Trax Comedy Club.

Boulder Station

Boulder Station, which opened in August 1994, is strategically located on approximately 46 acres on Boulder Highway and immediately adjacent to the Interstate 515 interchange. We believe that this highly visible location at this well-traveled intersection offers a competitive advantage relative to existing hotels and casinos located on Boulder Highway. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including five full-service restaurants, several fast-food outlets, a 750-seat entertainment lounge, seven additional bars, an 11-screen movie theater complex, a Kid’s Quest child-care facility, a swimming pool, a non-gaming video arcade and a gift shop.

Boulder Station’s five full-service restaurants have a total of over 1,400 seats. These restaurants offer a variety of high-quality meals at reasonable prices, including, the 24-hour Boulder Cafe (featuring American and Chinese fare), an all-you-can-eat buffet known as “The Feast”, The Broiler (a steak and seafood restaurant), Pasta Palace (an Italian restaurant) and Guadalajara Bar & Grille (a Mexican restaurant). In addition to these restaurants, Boulder Station offers various fast-food outlets. Boulder Station’s restaurants and bars are located in open settings that are designed to intermingle the dining and gaming experience.

Texas Station

Texas Station, which opened in July 1995, is strategically located on approximately 47 acres at the corner of Lake Mead Boulevard and Rancho Road in North Las Vegas. Texas Station features a friendly, “down-home” Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including five full-service restaurants, several fast-food outlets, a Kid’s Quest child-care facility, a 300-seat entertainment lounge, a 1,700-seat event center, eight additional bars, an 18-screen movie theater complex, a swimming pool, a non-gaming video arcade, a gift shop, a 60-lane bowling center and approximately 40,000 square feet of meeting and banquet space.

Texas Station’s five full-service restaurants have a total of approximately 1,230 seats. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Texas Cafe, Austin’s Steakhouse, San Lorenzo (an Italian restaurant), The Feast Buffet (featuring seven different food stations) and Texas Star Oyster Bar, which has 110 seats. In addition to the Texas Station-themed restaurants, guests may also enjoy the unique features of several bars and lounges including the Martini Ranch, the Whiskey Bar, the Garage Bar, or the Armadillo Honky Tonk. Texas Station also offers a variety of fast-food outlets to enhance the customers’ dining selection. The quality and variety of the restaurants offered at the facility are a major draw in the rapidly growing North Las Vegas market.

Sunset Station

Sunset Station, which opened in June 1997, is strategically located on approximately 82 acres at the intersection of Interstate 515 and Sunset Road. Multiple access points provide customers convenient access to the gaming complex and parking areas. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and approximately seven miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean-style theme with non-gaming amenities including eight full-service restaurants themed to capitalize on the familiarity of the restaurants at our other properties, a 520-seat entertainment lounge and a 4,000-seat outdoor amphitheater, seven additional bars, a gift shop, a non-gaming video arcade, a 13-screen movie theater complex, a Kid’s Quest child-care facility, and a swimming pool, as well as several fast-food outlets and franchises.

Sunset Station’s eight full-service restaurants have a total of approximately 2,300 seats featuring “live-action” cooking and simulated patio dining. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Sunset Cafe (featuring American fare), Sonoma Cellar (a steakhouse), Costa Del Sol (a seafood restaurant), Capri (an Italian restaurant), Guadalajara Bar & Grille (a Mexican restaurant), The Feast Around the World, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Hooter’s and a 65-seat Oyster Bar. Guests may also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass. Sunset Station also offers a variety of fast-food outlets to enhance the customers’ dining selection.

Santa Fe Station

On October 2, 2000, we purchased Santa Fe Hotel & Casino and renamed the property “Santa Fe Station”. Santa Fe Station is strategically located on approximately 38 acres at the intersection of Highway 95 and Rancho Road, approximately five miles northwest of Texas Station. Santa Fe Station features a Southwestern theme with non-gaming amenities including four full-service restaurants, several fast-food outlets, a gift shop, a non-gaming video arcade, a swimming pool, a 460-seat entertainment lounge, five additional bars, a 60-lane bowling center, and 10,000 square feet of meeting and banquet facilities. Santa Fe Station is currently being expanded. See “Expansion Strategy” for the detail of the expansion plan.

Santa Fe Station’s four full-service restaurants have a total of approximately 850 seats, which include the 24-hour Santa Fe Cafe, Charcoal Room (a steakhouse), Cabo Restaurant (a Mexican restaurant) and Memphis Championship Barbecue. Santa Fe Station also offers a variety of fast-food outlets to enhance the customers’ dining selection.

Green Valley Ranch Station

Green Valley Ranch Station, which opened in December 2001, is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch Station is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. We jointly developed the project on 40 acres of a 170-acre multi-use commercial development with GCR Gaming. In addition to our 50% ownership, we are also the managing partner of

Green Valley Ranch Station and receive a management fee equal to 2% of the property’s revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

Green Valley Ranch Station was designed to complement the Green Valley master-planned community. The AAA Four diamond 496 room resort features a Mediterranean-style villa theme with non-gaming amenities including eight full-service restaurants, a fast-food court with six quick-serve outlets, a 4,200 square-foot non-gaming arcade, a state-of-the-art spa with outdoor pools, a 10-screen movie theater complex, a gift shop and approximately 45,500 square feet of meeting and convention space. Green Valley Ranch Station also offers “Whiskey Beach”, an 8-acre complex featuring private poolside cabanas, luxurious open lawn areas, a contemporary poolside bar, three acres of vineyards and an outdoor performance venue. Green Valley Ranch Station is currently being expanded. See “Expansion Strategy” for the detail of the expansion plan.

Green Valley Ranch Station’s eight full-service restaurants include China Spice (an Asian restaurant), Sushi Sake, Il Fornaio Cucina Italiano (an Italian restaurant), BullShrimp (featuring steak and seafood), Trophy’s (a sports bar/restaurant), Fado’s Irish Pub, The Original Pancake House and The Feast Around the World, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Green Valley Ranch Station also offers a variety of fast-food outlets to enhance the customers’ dining selection. Guests may also enjoy the Drop Bar, a centerpiece of the casino, and the Whiskey Bar, a 5,300 square-foot nightclub.

Fiesta Rancho

On January 4, 2001, we purchased Fiesta Casino Hotel. In December 2001, we renamed the property Fiesta Rancho. Fiesta Rancho is strategically located on approximately 25 acres at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas across from Texas Station. Fiesta Rancho features a Southwestern theme with non-gaming amenities including four full-service restaurants, several fast-food outlets, a gift shop, a non-gaming video arcade, a swimming pool, a 700-seat entertainment lounge, a regulation sized ice skating rink and five additional bars.

Fiesta Rancho’s four full-service restaurants have a total of over 1,100 seats, and include the 24-hour Baja Beach Cafe (featuring American fare), Garduno’s (a Mexican restaurant), Blue Agave Steakhouse, and Festival Buffet. Fiesta Rancho also offers a variety of fast-food outlets to enhance the customers’ dining selection.

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

Fiesta Henderson’s four full-service restaurants have a total of approximately 1,070 seats, and include the 24-hour Baja Beach Cafe (featuring American and Chinese fare), Fuego Steakhouse, Garduno’s (a Mexican restaurant) and the Festival Buffet.

Other Properties

Wild Wild West

Wild Wild West, which we acquired in July 1998, is strategically located on approximately 19 acres on Tropicana Avenue and immediately adjacent to Interstate 15. Wild Wild West’s non-gaming amenities include a full-service restaurant, a bar, a gift shop and a truck plaza.

Barley’s

Barley’s, which opened in January 1996, is a casino and brew pub located in Henderson, Nevada. We are the managing partner and own a 50% interest in Barley’s. Barley’s non-gaming amenities include a full-service restaurant, a pizza kitchen and a bar.

Wildfire

On January 27, 2003, we purchased Wildfire. Wildfire is located on Rancho Road across from Texas Station. Wildfire’s non-gaming amenities include a lounge, outdoor patio and a full-service restaurant.

Magic Star & Gold Rush

On August 2, 2004, we purchased Magic Star and Gold Rush for approximately $19.8 million, including acquisition costs and enhancements to the facilities. Magic Star is located on Boulder Highway in Henderson, Nevada. Gold Rush is located at the intersection of Interstate 515 and Sunset Road, adjacent to Sunset Station in Henderson, Nevada. Both properties offer non-gaming amenities which include a full service restaurant and a bar.

Managed Properties

Thunder Valley

We have entered into a Development Services Agreement and a Management Agreement with the UAIC. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered into by the UAIC and Placer County, California, we developed, with the UAIC, Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003. We receive a management fee equal to 24% of the facility’s net income (as defined in the management agreement). Thunder Valley has 2,715 Class III slot machines, 98 table games, including a private VIP gaming area, three specialty restaurants, a 500-seat buffet, a food court, a center pit bar and parking for over 4,500 vehicles.

Expansion Strategy

Selection Criteria

We believe that a highly visible location, convenient access and ample parking are critical factors in attracting local patronage and repeat visitors. Additionally, sites must be large enough to support multi-phased master-planned growth to capitalize on growing demand in incremental stages. We select sites that are located within a dense population base so that the facility cannot be cut-off from its primary market. These sites generally have been adjacent to high-traffic surface streets and interstate highways. We believe that each of our Casino Properties’ locations has provided us with a significant competitive advantage to attract our targeted customer base. In the Las Vegas metropolitan area, as a result of Senate Bill 208, there are a limited number of sites available for development off of “The Strip” or downtown and we control a number of these sites.

Master-Planned Development

Our expansion strategy includes the master-planned expansion of our existing and future gaming locations. In designing project sites, we plan and engineer for multi-phased facility expansion to accommodate future growth and to allow us to develop dominant properties in each market. A project’s master-planned design typically allows the option of adding hotel rooms, casino space, parking structures and non-gaming entertainment such as movie theaters, additional restaurants, retail shops and various other entertainment venues.

We continually evaluate the timing and scope of our master-planned developments at each of our properties and may determine from time to time to expand the scope of, improve on or suspend the implementation of our master plans. These decisions are dependent upon the availability of financing, competition and future economic and gaming regulatory environments, many of which are beyond our control. We recently completed a master-planned expansion at Fiesta Rancho and currently have master-plan expansions underway at Green Valley Ranch Station, Santa Fe Station and Sunset Station.

We completed a 31,000 square-foot expansion project at Fiesta Rancho in September 2004, which added a new ice arena to the property, complete with concession area, pro shop, locker rooms and private social rooms. The cost of the expansion was approximately $9.6 million.

In the fourth quarter of 2003, we began a $125 million expansion at Green Valley Ranch Station. The expansion includes 296 hotel rooms, 25,500 square feet of additional meeting space and an expanded spa facility. Construction of the hotel rooms and additional meeting space was completed in December 2004. Construction of the spa facility is expected to be completed in the first quarter of 2005. In connection with the expansion, Green Valley Ranch Station purchased the lease from the spa operator during 2004. Green Valley Ranch Station also terminated the lease of a restaurant at the property and paid the tenant an agreed upon sum during 2004.

In 2003, we began a $52 million expansion at Santa Fe Station. The expansion includes more than 20,000 square-feet of additional casino space, 350 slot machines, a new 16-screen movie theater complex, an upgrade of the property’s bowling center, a new entertainment venue and bar, a new Kid’s Quest facility and other amenities as well as removal of the ice arena. The additional slots, upgrade of the bowling center and new entertainment venue were completed in December 2004. We believe the remaining items will be completed in the first quarter of 2005 with the exception of the movie theater complex, which will be completed in April 2005.

We are currently expanding Sunset Station to add a bowling center. We believe the project will cost approximately $27 million and will be completed in April 2005.

Development and Acquisition Opportunities

We have acquired several parcels of land in the Las Vegas valley, which can be used for new casino development. We also evaluate other development and acquisition opportunities in current and emerging gaming markets, including land-based, dockside, riverboat and Native American gaming. Our decision whether to proceed with any new gaming development or acquisition opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond our control.

Red Rock

In April 2004, we commenced construction of Red Rock Resort Spa and Casino (“Red Rock”) located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. The initial phase of the property is expected to be completed near the end of the first quarter of 2006. We have also announced plans to accelerate the construction of a phase II expansion. Construction on phase II of Red Rock is expected to begin in the latter part of 2005 and is expected to be completed by the end of 2006. The total project will now include over 2,800 slot machines, over 850 hotel rooms, 94,000 square-feet of meeting and convention space, a 35,000 square-foot spa, nine full service restaurants, a 16-screen movie theater complex, a night club and private pool club to be operated by Midnight Oil Company, both indoor and outdoor entertainment venues and parking for almost 5,500 vehicles. As a result of an increase in amenities, an upgrade in the quality of finishes throughout the project, general increases in construction cost and addition of the phase II expansion, the total cost of Red Rock is expected to be approximately $800 million, of which approximately $151.3 million has been spent as of December 31, 2004.

The Federated Indians of Graton Rancheria

We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the “FIGR”) a federally recognized Native American tribe. Pursuant to those agreements we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist it in designing, developing and financing the project and, upon opening we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 22% of the facility’s net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In August 2003, we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (“DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (“NIGC”). Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of December 31, 2004, we had advanced approximately $22.4 million toward the development of this project, primarily to perform due diligence and secure real estate for the FIGR project, which is included in other assets, net on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately $11.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2004, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2004, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of December 31, 2004, we had advanced approximately $20.2 million toward the development of this project, primarily to secure real estate for the project, which is included in other assets, net on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding of No Significant Impact with respect to the proposed project. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”) a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of December 31, 2004, we had advanced approximately $5.8 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on our consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2004, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be received.

North Fork Rancheria of Mono Indian Tribe

We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of December 31, 2004, we had advanced approximately $1.5 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2004, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Competition

The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots, casinos located on Native American land and other forms of legalized gaming. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land will provide strong competition to us and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations. Native American gaming in California, as it currently exists, has had little, if any impact on our Nevada operations to date, although there are no assurances as to future impact. 61 Native American tribes entered into Tribal-State Gaming Compacts (“Compacts”) with the State of California in 1999 and 2000 that are currently in effect. Each of these Native American tribes may operate up to two gaming facilities. Nine of these Native American tribes are presently not operating a casino. Two Native American tribes entered into Compacts with the State of California in 2003 that are currently in effect. Both of these Native American tribes may operate one gaming facility; however, they are presently not operating a casino. Currently there are 53 Native American casinos in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games (including “21”) on Native American lands. During 2004, five tribes re-negotiated their compacts. These re-negotiated compacts allow for the expansion of the respective tribe’s current facilities. It is not certain how this or any expansion of Native American gaming in California will affect our Nevada operations given that visitors from California make up Nevada’s largest visitor market. Moreover, it is uncertain how soon expansion will affect our interests in Native American gaming in California. Increased competition from Native American gaming may result in a decline in our revenues and may have a material adverse effect on our business.

Our Nevada casino properties also face competition from 36 non-restricted gaming locations in the Las Vegas area primarily targeted to the local and the repeat visitor markets. Some of these competitors have completed expansions and existing competitors and new entrants into these markets are in the planning stages or under construction on other projects. Although we have competed strongly in these marketplaces, there can be no assurance that additional capacity will not have a negative impact on our business.

Our Nevada casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. In addition, our casino properties face competition from all smaller non-restricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area. As of December 31, 2004, there were 1,413 restricted gaming locations with a total of 14,385 slot machines. We compete with other hotel/casinos and restricted gaming locations by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Currently, there are approximately 37 major gaming properties located on or near the Las Vegas Strip, 12 located in the downtown area and several located in other areas of Las Vegas. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the businesses of our casino properties. While past additions to capacity have had little, if any, impact on our casino properties’ hotel occupancy or casino volume to date, there can be no assurance that hotel occupancy or casino volume will not be adversely affected in the future.

To a lesser extent, our Nevada operations compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, riverboat gaming markets in the Midwest and South, facilities in Atlantic City, New Jersey, casinos located on Native American land and in other parts of the world and with state-sponsored lotteries, on-and-off-track pari-mutuel wagering, card rooms and other forms of legalized gambling.

In 1997, the Nevada legislature enacted Senate Bill 208. This legislation identified certain gaming enterprise districts wherein casino gaming development would be permitted throughout the Las Vegas valley and established more restrictive criteria for the establishment of new gaming enterprise districts. We believe the growth in gaming supply in the Las Vegas locals’ market has been, and will continue to be, limited by the provisions of Senate Bill 208.

Regulation and Licensing

Nevada Gaming Regulations

The ownership and operation of casino gaming facilities and the manufacture and distribution of gaming devices in Nevada are subject to: (i) the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the “Nevada Act”); and (ii) various local ordinances and regulations. Our gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”), the City of Las Vegas, the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”), the City of North Las Vegas, the City of Henderson and certain other local regulatory agencies. The Nevada Commission, the Nevada Board, the City of Las Vegas, the Clark County Board, the City of North Las Vegas, the City of Henderson, and certain other local regulatory agencies are collectively referred to as the “Nevada Gaming Authorities”.

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal controls and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on our gaming operations.

Our direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Palace Station Hotel & Casino, Inc. (“PSHC”), Boulder Station, Inc. (“BSI”), Texas Station LLC (“TSL”), Sunset Station, Inc. (“SSI”), Tropicana Station, Inc. (“TRSI”), Santa Fe Station, Inc. (“SFSI”), Fiesta Station, Inc. (“FSI”), Rancho Station, LLC (“RSL”), Lake Mead Station, Inc. (“LMSI”), Gold Rush Station, LLC (“GRS”) and Magic Star Station, LLC (“MSS”) have received licenses to conduct non-restricted gaming operations. In addition, Green Valley Ranch Gaming, LLC (“GVRG”) has received licenses to conduct non-restricted gaming operations at Green Valley Ranch Station Casino. The Company’s ownership in GVRG is held through an intermediary company known as GV Ranch Station, Inc. (“GVRS”), which is licensed as a member and manager of GVRG. Town Center Amusements, Inc. (“TCAI”) has been licensed to conduct non-restricted gaming operations at Barley’s Casino & Brewing Company (“Barley’s”), a micro brewery and casino located in Henderson, Nevada. Station Casinos’ ownership in TCAI is held through an intermediary company known as Green Valley Station, Inc. (“GVSI”), which is licensed as a member and manager of TCAI. We also own a minority interest in Fiesta Palms, LLC, d.b.a. Palms Casino Resort, which we hold through our subsidiary, Palms Station, LLC (“PSL”). Station Casinos is registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable to own the stock of PSHC, BSI, TSL, SSI, TRSI, GVSI, SFSI, GVRS, FSI, RSL, LMSI, GRS and MSS. We are also licensed as a manufacturer and distributor of gaming devices. PSHC, BSI, SSI, TRSI, GVSI, SFSI, GVRG, FSI and LMSI are each a corporate gaming licensee and TCAI, TSL, GVRG, RSL and PSL are each a limited liability company licensee (individually a “Gaming Subsidiary” and collectively the “Gaming Subsidiaries”) under the terms of the Nevada Act. As a Registered Corporation, Station Casinos is required periodically to submit detailed financial and operating reports to the Nevada Commission and the Nevada Board and furnish any other information, which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Station Casinos and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (individually, a “Gaming License” and collectively, the “Gaming Licenses”) required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation, such as Station or the Gaming Subsidiaries, which hold a license, in order to determine whether such individual is suitable or should be licensed as a business associate of a Registered Corporation or a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause, which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue to have a relationship with Station or the Gaming Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require Station or the Gaming Subsidiaries to terminate the employment of any person who refuses to file the appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

Station and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by us and our Gaming Subsidiaries must be reported to or approved by the Nevada Commission and/or the Nevada Board.

If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Station, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Green Valley Ranch Station, Fiesta Rancho, Fiesta Henderson, Wild Wild West, Wildfire, Barley’s, Gold Rush and Magic Star and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the Gaming Licenses of the Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any Gaming License would) have a material adverse affect on our gaming operations.

Any beneficial owner of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have their suitability as a beneficial owner of our voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. An “institutional investor,” as defined in the Nevada Commission’s regulations, which acquires beneficial ownership of more than 10%, but not more than 15% of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 19% of our voting securities and maintain its waiver for a limited period of time. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the our Board of Directors, any change in our corporate charter, bylaws, management policies or our operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our Gaming Subsidiaries, we (i) pay that person any dividend or interest upon our voting securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

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

We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On May 22, 2003, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (“Shelf Approval”). The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two-year approval period. The Shelf Approval also applies to any affiliated company wholly owned by Station (an “Affiliate”), which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, Station or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. The Shelf Approval also includes approval for us to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of the Gaming Subsidiaries, as applicable, in conjunction with public offerings made under the Shelf Approval. Any representation to the contrary is unlawful. On November 17, 2004, we filed the requisite applications seeking approval for a new Shelf Approval.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of re-capitalization proposed by the Registered Corporation’s Board of Directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purpose of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A live entertainment tax is also paid by casino operations where entertainment is furnished in connection with admission charges, the serving or selling of food or refreshments or the selling of any merchandise. Nevada licensees that hold a license as an operator of a slot route, or manufacturer’s or distributor’s license also pay certain fees and taxes to the state of Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of unsuitability or whom a court in the state of Nevada has found guilty of cheating. The loss or restriction of our gaming licenses in Nevada would have a material adverse effect on our business and could require us to cease gaming operations in Nevada.

Nevada Liquor Regulations

The sale of alcoholic beverages at Palace Station, Wildfire and Santa Fe Station is subject to licensing control and regulation by the City of Las Vegas. The sale of alcoholic beverages at Boulder Station and Wild Wild West is subject to licensing control and regulation by the Clark County Board. Texas Station and Fiesta Rancho are subject to licensing control and regulation of the City of North Las Vegas. Sunset Station, Green Valley Ranch Station, Fiesta Henderson, Barley’s, Gold Rush and Magic Star are subject to the licensing control and regulation of the City of Henderson and the Department of Treasury, Bureau of Alcohol, Tobacco and Firearms, as applicable. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gaming Subsidiaries.

Native American Gaming

The terms and conditions of management contracts and the operation of casinos and all gaming on land held in trust for Native American tribes in the United States are subject to the Indian Gaming Regulatory Act of 1988 (“IGRA”), which is administered by the National Indian Gaming Commission (“NIGC”) and the gaming regulatory agencies of tribal governments. IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment.

IGRA established three separate classes of tribal gaming-Class I, Class II and Class III. Class I includes all traditional or social games solely for prizes of minimal value played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punchboards, instant bingo and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering. Thunder Valley may provide Class II gaming and, as limited by the tribal-state compact, Class III gaming.

IGRA requires NIGC approval of management contracts for Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. The management agreement relating to the Company’s management of the casino owned by the UAIC was approved by the NIGC with respect to Thunder Valley in December 2002. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the governing body of the Indian tribe which is the party to the management contract; (ii) has been or subsequently is convicted of a felony or gaming offense; (iii) has knowingly and willfully provided materially important false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe’s gaming ordinance, or resolution, or a trustee, exercising the skill due diligence that a trustee is commonly held to, would not approve the management contract. A management contract can be approved only after the NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action that could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.

IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a “tribal-state compact”). These compacts provide, among other things, the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on Native American lands. The Company has been licensed by the UAIC’s tribal gaming agency to manage Thunder Valley.

Title 25, Section 81 of the United States Code states that “no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value... in consideration of services for said Indians relative to their lands... unless such contract or agreement be executed and approved” by the Secretary or his or her designee. An agreement or contract for services relative to Native American lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other thing of value paid to any person by any Native American or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. We believe that we have complied with the requirements of section 81 with respect to our management contract for Thunder Valley and intend to comply with Section 81 with respect to any other contract to manage casinos located on Native American land in the United States.

Native American tribes are sovereign with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes’ jurisdiction. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by IGRA. The NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on us. We have received no such notification regarding Thunder Valley. The possession of valid licenses from the UAIC are ongoing conditions of our management agreement with that tribe.

Several bills have been introduced in Congress that would amend IGRA. While there have been a number of technical amendments to IGRA, to date there have been no material changes. Any amendment of IGRA could change the governmental structure and requirements within which Thunder Valley could conduct gaming, and may have an adverse effect on our results of operations or impose additional regulatory or operational burdens.

California Gaming Regulations

In California, licensing and registration requirements for tribal financing sources are governed by the compact, amended compact and by regulations adopted by the California Gambling Control Commission and the Tribal Gaming Authority (the “TGA”).

The UAIC’S compact was set to expire on December 31, 2020. The Amended Compact extended the term until December 31, 2030. UAIC’S compact and amended compact require that any person who directly or indirectly extends financing to the UAIC’S gaming facility or gaming operation must be licensed as a “financial source” by the TGA. However, as permitted by the compact and amended compact, the TGA has the discretion to exempt federally and state regulated banks, savings and loan associations and other federally and state regulated lending institutions, entities identified by Regulation CGCC-2, subdivision (f) of the California Gambling Control Commission, as well as persons who hold less than 10%

of notes issued by the UAIC or a related entity. The Amended Compact further specifies that entities identified by Regulation CGCC-2, subdivision (h) of the California Gambling Control Commission, and persons or entities whose sole connection with extending financing to the UAIC is to provide loan brokerage or debt servicing for a financial source at no cost to the UAIC or the Gaming Operation are not considered financial sources. For an applicant who is a non-exempted business entity, these licensing provisions also apply to the entity’s officers, directors, principal management employees, owners (if an unincorporated entity), partners and greater than 10% shareholders. Under the compact and amended compact, a permanent license cannot be issued unless the TGA has conducted an investigation as to the suitability of the applicant. Any application for a gaming license may be denied, and any license issued may be revoked, if the TGA determines the applicant to be unsuitable or otherwise unqualified for a gaming license. Each license is subject to review for compliance at least every two years.

Prior to receiving a license, an applicant must apply to the California Gambling Control Commission for a determination of suitability. The California Department of Justice, Division of Gambling Control will then conduct an investigation of the applicant following the guidelines set forth in the California Gambling Control Act and will provide its suitability recommendation to the California Gambling Control Commission. If the TGA receives notice that the Commission has determined that a person is unsuitable, the compact requires that the TGA revoke any license it has issued to such person.

The compact and amended compact state that any agreement between the UAIC and a financial source terminates upon revocation or non-renewal of the financial source’s license because of a determination of unsuitability by the California Gambling Control Commission. Upon such a termination, UAIC’S only liability is for a bona fide repayment of all outstanding sums (exclusive of interest) owed as of the termination date, exclusive of unpaid accrued interest.

Further, the UAIC is not permitted to enter into, or continue to make payments under, any financing agreement with anyone whose application to the California Gambling Control Commission for a determination of suitability has been denied or has expired without renewal.

General Gaming Regulations in Other Jurisdictions

If we become involved in gaming operations in any other jurisdictions, such gaming operations will subject us and certain of our officers, directors, key employees, stockholders and other affiliates (“Regulated Persons”) to strict legal and regulatory requirements, including mandatory licensing and approval requirements, suitability requirements, and ongoing regulatory oversight with respect to such gaming operations. Such legal and regulatory requirements and oversight will be administered and exercised by the relevant regulatory agency or agencies in each jurisdiction (the “Regulatory Authorities”). The Company and the Regulated Persons will need to satisfy the licensing, approval and suitability requirements of each jurisdiction in which we seek to become involved in gaming operations. These requirements vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. In general, the procedures for gaming licensing, approval and finding of suitability require Station and each Regulated Person to submit detailed personal history information and financial information to demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by law and regulation in each jurisdiction, followed by a thorough investigation by such Regulatory Authorities. In general, Station and each Regulated Person must pay the costs of such investigation. An application for any gaming license, approval or finding of suitability may be denied for any cause that the Regulatory Authorities deem reasonable. Once obtained, licenses and approvals may be subject to periodic renewal and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit or restrict a license, approval or finding of suitability for any cause that they deem reasonable. Fines for violations may be levied against the holder of a license or approval and in certain jurisdictions, gaming operation revenues can be forfeited to the state under certain circumstances. There can be no assurance that we will obtain all of the necessary licenses, approvals and findings of suitability or that our officers, directors, key employees, other affiliates and certain other stockholders will satisfy the suitability requirements in one or more jurisdictions, or that such licenses, approvals and findings of suitability, if obtained, will not be revoked, limited, suspended or not renewed in the future.

Failure by us to obtain, or the loss or suspension of, any necessary licenses, approval or findings of suitability would prevent us from conducting gaming operations in such jurisdiction and possibly in other jurisdictions. We may be required to submit detailed financial and operating reports to Regulatory Authorities.

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

Our properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the substantial increases in the cost of electricity, natural gas and gasoline in the United States have and may continue to negatively affect our operating results. In addition, energy price increases in the regions that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which could negatively impact revenues.

Taxes

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature is currently in session and there has been no mention of significant tax proposals which would affect the gaming industry.

In June 2004, the UAIC successfully negotiated a new Tribal-State Gaming Compact (“Amended Compact”) with the State of California which has received approval by the DOI. The Amended Compact allows an unlimited number of slot machines at Thunder Valley and extends the term an additional 10 years to 2030. The new compact also includes a revenue sharing agreement with the State of California.

Employees

As of February 28, 2005, we had approximately 10,800 employees in Nevada, which includes Green Valley Ranch Station and Barley’s. From time to time, certain of our employees are contacted by unions and we engage in discussions with such employees regarding establishment of collective bargaining agreements. In 1998, 12 of our employees voted to be represented by a union. In 2004, these same employees voted to be and were decertified by the union. While we are faced with such movements by employees from time to time, we do not believe that such movements will have any broad-based impact on our employees; however, there can be no assurances to that effect. We believe that we have good relationships with our employees which was demonstrated when we were named one of FORTUNE magazine’s 100 best companies to work for in 2005.

Available Information

Station Casinos, Inc. is a reporting company under the Securities Exchange Act of 1934, as amended, and files annual reports, quarterly reports, proxy statements and other documents with the SEC. The public may read and copy any of our filings at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, access to this information is available at the SEC’s Internet website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC. We also make available, free of charge, through our Internet website (www.stationcasinos.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

Substantially all of the property that we own and lease is subject to a lien to secure borrowings under our Revolving Facility.

Palace Station is situated on approximately 38 acres that we own located on the west side of Las Vegas, Nevada.

Boulder Station is situated on approximately 46 acres located on the east side of Las Vegas, Nevada. We own 19 acres and lease the remaining 27 acres from KB Enterprises, a company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the “Related Lessor”), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of the Company and Lorenzo J. Fertitta, Vice Chairman and President of the Company. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $183,333 through June 2008. In July 2008, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in June 2008, to purchase the land at fair market value. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.

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

Santa Fe Station is situated on approximately 38 acres that we own located on the northwest side of Las Vegas, Nevada.

Green Valley Ranch Station, a 50% owned joint venture, is situated on approximately 40 acres that is owned by the joint venture in Henderson, Nevada.

Fiesta Rancho is situated on approximately 25 acres that we own in North Las Vegas, Nevada.

Fiesta Henderson is situated on approximately 46 acres that we own in Henderson, Nevada.

We have acquired or are under contract to acquire approximately 58 acres of land on which Wild Wild West is located and the surrounding area of which, approximately 27 acres had been acquired as of December 31, 2004. We have exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located. Pursuant to the lease, the purchase will occur in July 2005. We have also agreed to purchase an additional 12 acres of land and are expected to close on these transactions in the first quarter of 2005.

We currently own or lease five sites, which have been acquired for potential gaming projects, consisting of 198 acres in the Las Vegas valley and 188 acres in Sacramento, California near Thunder Valley.

ITEM 3. LEGAL PROCEEDINGS

Station Casinos and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting us and our subsidiaries.

Poulos/Ahearn Litigation

On April 26, 1994, a suit seeking status as a class action lawsuit was filed by plaintiff, William H. Poulos, et al., as class representative, in the United States District Court for the Middle District of Florida (the “Florida District Court”), naming 41 manufacturers, distributors and casino operators of video poker and electronic slot machines, including Station Casinos. On May 10, 1994, a lawsuit alleging substantially identical claims was filed by another plaintiff, William Ahearn, et al., as class representative, in the Florida District Court, against 48 manufacturers, distributors and casino operators of video poker and electronic slot machines, including the Company and most of the other major hotel/casino companies. The lawsuits allege that the defendants have engaged in a course of fraudulent and misleading conduct intended to induce persons to play such games based on a false belief concerning how the gaming machines operate, as well as the extent to which there is an opportunity to win. The two lawsuits have been consolidated into a single action, and have been transferred to the United States District Court for the District of Nevada (the “Nevada District Court”). On September 26, 1995, a lawsuit alleging substantially identical claims was filed by plaintiff, Larry Schreier, et al., as class representative, in the Nevada District Court, naming 45 manufacturers, distributors, and casino operators of video poker and electronic slot machines, including the Company. Motions to dismiss the Poulos/Ahearn and Schreier cases were filed by defendants. On April 17, 1996, the Poulos/Ahearn lawsuits were dismissed, but plaintiffs were given leave to file Amended Complaints on or before May 31, 1996. On May 31, 1996, an Amended Complaint was filed, naming William H. Poulos, et al., as plaintiff. Defendants filed a motion to dismiss. On August 15, 1996, the Schreier lawsuit was dismissed with leave to amend. On September 27, 1996, Schreier filed an Amended Complaint. Defendants filed motions to dismiss the Amended Complaint. In December 1996, the Nevada District Court consolidated the Poulos/Ahearn, the Schreier, and a third case not involving the Company and ordered all pending motions be deemed withdrawn without prejudice, including Defendants’ Motions to Dismiss the Amended Complaints. The plaintiffs filed a Consolidated Amended Complaint on February 13, 1997. On or about December 19, 1997, the Nevada District Court issued formal opinions granting in part and denying in part the defendants’ motion to dismiss. In so doing, the Nevada District Court ordered plaintiffs to file an amended complaint in accordance with the Court’s orders in January of 1998. Accordingly, plaintiffs amended their complaint and filed it with the Nevada District Court in February 1998. The Company and all other defendants continue to deny the allegations contained in the amended complaint filed on behalf of plaintiffs. The plaintiffs are seeking compensatory, special, consequential, incidental, and punitive damages in unspecified amounts.

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

On September 13, 2004, Harrah’s filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On October 14, 2004, the Company filed a Notice of Cross Appeal with the Federal Circuit. On February 17, 2005, Harrah’s filed its appellate brief with the Federal Circuit. While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs’ claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position or results of operations.

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

On November 10, 2003, the defendants filed a response to the complaint denying all liability. On June 18, 2004, the parties entered into a Settlement Agreement and Release (the “Proposed Settlement”). Pursuant to the Proposed Settlement and subject to Superior Court approval, the parties have agreed that the Company will (i) issue two personalized coupons to each Settlement Class Member (as defined in the Proposed Settlement), one for $3.00 and one for $2.50, with each coupon to be good toward a discount of a quoted room rate for a single night’s stay at any of the Station Hotels (as defined in the Proposed Settlement), and (ii) pay the plaintiff’s reasonable attorney’s fees and expenses in exchange for the plaintiff dismissing the lawsuit (including all claims held by the members of the settlement class and the general public) with prejudice. The Proposed Settlement stipulates that the Company denies any liability with respect to the plaintiff’s claims. On October 22, 2004, the Superior Court approved the Proposed Settlement and dismissed the lawsuit with prejudice, except for the claims of eight class members that opted out of the settlement class.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the New York Stock Exchange under the symbol “STN”. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock as reported on the New York Stock Exchange.

	High	Low
Year Ending December 31, 2004
First Quarter	$44.17	$30.04
Second Quarter	50.94	41.35
Third Quarter	49.73	40.57
Fourth Quarter	59.12	46.15
Year Ending December 31, 2003
First Quarter	$21.67	$16.55
Second Quarter	25.87	20.49
Third Quarter	32.96	24.85
Fourth Quarter	33.50	27.80

As of February 28, 2005, there were 551 holders of record of our common stock and the closing price of our common stock was $60.94.

During the year ended December 31, 2004, the Company paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004, $0.175 per share to shareholders of record in May 14, 2004 and August 13, 2004 and $0.21 per share to shareholders of record in November 12, 2004. The total amount paid in dividends for 2004 was $44.3 million. During the year ended December 31, 2003, the Company paid a quarterly cash dividend of $0.125 per share to shareholders of record on August 14, 2003 and November 13, 2003 for a total of $14.9 million. The payment of dividends in the future will be at the discretion of our Board of Directors. Restrictions imposed by our debt instruments and other agreements limit the payment of dividends (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness and Capital Stock”).

The following table lists all equity compensation plans that provide for the award of our securities or the grant of options as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	3,322,000	$11.59	417,874
Equity compensation plans not approved by shareholders (a)	630,700	$13.92	39,002
Total	3,952,700	$11.96	456,876

(a)           On December 7, 1999, our Board of Directors approved the 1999 Stock Compensation Program which includes the 1999 Compensatory Stock Option Plan providing for the majority of the grants of nonqualified stock options to employees who are not officers or directors of the Company and the 1999 Share Plan which grants shares of the Company’s common stock to employees based on their length of service with the Company and restricted shares of common stock are granted. A maximum of 2,500,000 shares of common stock has been reserved for issuance under the 1999 Stock Compensation Program.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below as of and for our fiscal years ended December 31, 2000, 2001, 2002, 2003 and 2004 have been derived from our consolidated financial statements which, except for 2000 and 2001, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
	2004(a)	2003(b)	2002	2001(c)	2000(d)
	(amounts in thousands, except per share data)
Operating Results:
Net revenues	$986,742	$858,089	$792,865	$836,857	$990,060
Operating costs and expenses, excluding the following items	718,156	655,844	638,164	689,770	782,351
Development expense (e)	10,683	4,306	—	—	—
Preopening expenses (f)	848	—	—	6,413	3,858
Impairment loss (g)	—	18,868	8,791	4,001	—
Litigation settlement (h)	—	38,000	—	—	—
Gain on sale of properties (i)	—	—	—	(1,662)	(41,731)
Missouri/Nevada investigations and fines (j)	—	—	—	—	4,388
Operating income	257,055	141,071	145,910	138,335	241,194
Earnings from joint ventures	26,524	20,604	11,293	2,504	1,618
Operating income and earnings from joint ventures	283,579	161,675	157,203	140,839	242,812
Other expense	(178,350)	(93,498)	(107,447)	(110,376)	(95,503)
Income before income taxes and cumulative effect of change in accounting principle	105,229	68,177	49,756	30,463	147,309
Income tax provision	(38,879)	(23,834)	(18,508)	(11,094)	(53,804)
Cumulative effect of change in accounting principle (k)	—	—	(13,316)	—	—
Net income applicable to common stock	$66,350	$44,343	$17,932	$19,369	$93,505
Basic earning per common share	$1.03	$0.76	$0.31	$0.34	$1.55
Diluted earnings per common share	$1.00	$0.72	$0.30	$0.32	$1.48
Balance Sheet Data:
Total assets	$2,045,584	$1,745,972	$1,598,347	$1,656,122	$1,440,428
Long-term debt	1,338,213	1,168,957	1,165,722	1,237,090	989,625
Stockholders’ equity	488,921	339,939	270,678	248,904	288,887

(a)    On August 2, 2004, we purchased Magic Star Casino and Gold Rush Casino.

(b)   On January 27, 2003, we purchased Wildfire. We opened Thunder Valley on June 9, 2003, which we manage on behalf of the UAIC (see Note 6 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(c)    On January 4, 2001, we purchased Fiesta Casino Hotel and renamed the property Fiesta Rancho in December 2001. On January 30, 2001, we purchased The Reserve Hotel & Casino and renamed the property Fiesta Henderson in December 2001. On September 30, 2001, we sold our slot route management services subsidiary, Southwest Gaming Services, Inc. On December 18, 2001, we opened Green Valley Ranch Station.

(d)   On October 2, 2000, we purchased Santa Fe Hotel & Casino and renamed the property Santa Fe Station. On December 20, 2000, we sold the assets of Station Casino St. Charles and Station Casino Kansas City.

(e)    During the last half of 2003, we increased our development resources in an effort to identify potential gaming opportunities, with an emphasis on expanding our management of Native American casinos and other development opportunities. Development expenses include costs to develop new gaming opportunities, which include payroll, travel and legal expenses. Also included in development expense for 2004 is a $2.0 million non-reimbursable milestone payment related to the Gun Lake project in Michigan. During 2003, $2.0 million of costs related to the Graton Rancheria project were expensed after achieving certain milestones on the project and are also not reimbursable (see Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(f)    Preopening expenses for the year ended December 31, 2004 include costs incurred prior to the opening of Red Rock Station (see Note 10). Preopening expenses for the year ended December 31, 2001 include costs incurred prior to the acquisitions of Fiesta Rancho and Fiesta Henderson and costs incurred prior to the opening of Green Valley Ranch Station. Preopening expenses for the year ended December 31, 2000 included costs incurred prior to the acquisitions of Santa Fe Station, Fiesta Rancho and Fiesta Henderson, the expansion project at Texas Station and costs incurred prior to the opening of Green Valley Ranch Station.

(g)    During the year ended December 31, 2003, we recorded an impairment loss of approximately $18.9 million, of which approximately $17.5 million was related to the impairment of goodwill at Fiesta Rancho as a result of reduced growth assumptions (see Note 7 to the Consolidated Financial Statements in this Annual Report on Form 10-K). In addition, approximately $1.4 million of the impairment loss in 2003 was primarily related to the write off of our investment in the development of a new slot product (see Note 7 to the Consolidated Financial Statements in this Annual Report on Form 10-K). During the year ended December 31, 2002, we recorded an impairment loss of approximately $8.8 million, of which approximately $3.9 million was related to the write-down of certain assets related to our investment in an Internet, intra-state gaming platform and related technology and approximately $4.9 million, which was related to the write-off of our option to invest in the Internet wagering business with Kerzner Interactive (see Note 7 to the Consolidated Financial Statements in this Annual Report on Form 10-K). During the year ended December 31, 2001, we recorded an impairment loss of approximately $4.0 million related to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas.

(h)   On February 9, 2004, we entered into an agreement to settle a lawsuit that centered on allegations of improper conduct by our former Missouri legal counsel for $38 million.

(i)    During the year ended December 31, 2001, we sold Southwest Gaming Services, Inc., a wholly owned subsidiary, to Blake L. Sartini, our former executive vice-president and chief operating officer, and recorded a gain on the sale of approximately $1.7 million. During the year ended December 31, 2000, we sold substantially all of the assets of the Missouri Operations for approximately $488 million and recorded a gain on the sale of approximately $41.7 million.

(j)     During the year ended December 31, 2000, we recorded approximately $4.4 million in costs related to litigation and fines stemming from investigatory proceedings in Missouri and Nevada.

(k)   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, in June 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002. As a result of an independent third party appraisal, we recorded an impairment loss of $13.3 million, net of the applicable tax benefit, related to Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in our consolidated statements of operations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Year ended December 31, 2004	Percent change	Year ended December 31, 2003	Percent change	Year ended December 31, 2002
Net revenues—total	$986,742	15.0%	$858,089	8.2%	$792,865
Major Las Vegas Operations (a)	868,248	11.2%	781,061	1.6%	768,813
Management fees (b)	84,618	81.2%	46,711	862.5%	4,853
Other Operations and Corporate (c)	33,876	11.7%	30,317	57.9%	19,199
Operating income (loss)—total	$257,055	82.2%	$141,071	(3.3)%	$145,910
Major Las Vegas Operations (a)	232,678	36.4%	170,566	(7.9)%	185,170
Management fees (b)	84,618	81.2%	46,711	862.5%	4,853
Other Operations and Corporate (c)	(60,241)	20.9%	(76,206)	(72.8)%	(44,113)
Cash flows provided by (used in):
Operating activities	$261,596	33.2%	$196,451	47.8%	$132,898
Investing activities	(337,114)	(82.9)%	(184,317)	(205.2)%	(60,393)
Financing activities	81,663	987.5%	(9,201)	88.4%	(79,283)

(a)           Includes the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho and Fiesta Henderson.

(b)          Includes management fees from Thunder Valley (since June 9, 2003), Green Valley Ranch Station and Barley’s.

(c)           Includes the wholly owned properties of Wild Wild West, Wildfire (since January 27, 2003), Magic Star (since August 2, 2004), Gold Rush (since August 2, 2004), and Corporate and Development expense.

Net Revenues

Consolidated net revenues for the year ended December 31, 2004 increased 15.0% to $986.7 million as compared to $858.1 million for the year ended December 31, 2003. The increase in consolidated net revenues was due to an $81.9 million increase in casino revenues and an increase in management fees from Thunder Valley, which includes a full year of operations. Net revenues increased primarily due to a strong Las Vegas local economy, continued population and employment growth in the Las Vegas valley, no new competition in the local’s market, as well as the continued success of our Jumbo brand products, including Jumbo Jackpot. Jumbo Jackpot, which we introduced in April 2003, is an exclusive progressive slot jackpot that allows customers using a Boarding Pass or Amigo Club card the opportunity to win between $50,000 and $150,000 just for playing slot machines.

Consolidated net revenues for the year ended December 31, 2003 increased 8.2% to $858.1 million as compared to $792.9 million for the year ended December 31, 2002. The increase in consolidated net revenues was primarily due to management and development fees from Thunder Valley, which opened on June 9, 2003. Overall population growth in the Las Vegas valley, as well as the introduction of Jumbo Jackpot in April 2003, were also contributing factors to the increase in consolidated net revenues.

Operating Income/Operating Margin

In analyzing year-to-year comparative operating results, management takes into consideration the effect of certain charges and credits on operating income. The following table identifies these charges and credits and the resulting operating income and operating margins, excluding such charges and credits (dollars in thousands):

	Years ended December 31,
	2004	2003	2002
Operating income	$257,055	$141,071	$145,910
Operating margin	26.1%	16.4%	18.4%
Certain charges/credits:
Thunder Valley development fee	—	(4,595)	—
Impairment loss	—	18,868	8,791
Litigation settlement	—	38,000	—
Preopening expenses	848	—	—
Operating income, excluding certain charges/credits	$257,903	$193,344	$154,701
Operating margin, excluding certain charges/credits	26.1%	22.5%	19.5%

Consolidated operating income, excluding certain charges/credits, increased 33.4% in the year ended December 31, 2004 as compared to the year ended December 31, 2003. This increase is primarily due to increased consolidated net revenues noted above. There is significant operating leverage on incremental revenue due to a significant amount of fixed costs. As a result, our consolidated operating margin, excluding certain charges/credits, improved 3.6 percentage points in the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Consolidated operating income, excluding certain charges/credits, increased 25.0% in the year ended December 31, 2003 as compared to the year ended December 31, 2002. This increase is primarily due to management fees from Thunder Valley, which opened on June 9, 2003. As a result, our consolidated margin, excluding certain charges/credits, improved 3.0 percentage points in the year ended December 31, 2003 as compared to the year ended December 31, 2002.

The following table highlights our various sources of revenues and expenses as compared to prior years (dollars in thousands):

	Year ended December 31, 2004	Percent change	Year ended December 31, 2003	Percent change	Year ended December 31, 2002
Casino revenues	$730,584	12.6%	$648,664	1.7%	$638,113
Casino expenses	273,816	3.2%	265,203	2.6%	258,383
Margin	62.5%		59.1%		59.5%
Food and beverage revenues	$140,332	5.0%	$133,676	(0.1)%	$133,811
Food and beverage expenses	100,548	14.5%	87,783	11.5%	78,738
Margin	28.4%		34.3%		41.2%
Room revenues	$57,057	13.1%	$50,460	3.9%	$48,579
Room expenses	21,053	7.5%	19,580	3.1%	19,000
Margin	63.1%		61.2%		60.9%
Other revenues	$42,008	(8.6)%	$45,943	12.6%	$40,790
Other expenses	16,820	8.9%	15,452	(5.1)%	16,276
Management fees	$84,618	81.2%	$46,711	862.5%	$4,853
Selling, general and administrative expenses	$172,923	7.0%	$161,643	0.4%	$161,038
Percent of net revenues	17.5%		18.8%		20.3%
Corporate expense	$47,189	42.8%	$33,039	3.4%	$31,946
Percent of net revenues	4.8%		3.9%		4.0%
Earnings from joint ventures	$26,524	28.7%	$20,604	82.4%	$11,293

Casino.    Casino revenues increased 12.6% for the year ended December 31, 2004 as compared to the year ended December 31, 2003, due to the same factors affecting our consolidating net revenues noted above. Casino expenses increased 3.2% over the same period due primarily to an increase in gaming taxes as a result of the higher casino revenue. There is also significant operating leverage on incremental gaming revenue due to a significant amount of fixed costs in the casino department and, as a result, the casino profit margin increased by 3.4 percentage points for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Casino revenues increased 1.7% for the year ended December 31, 2003 as compared to the year ended December 31, 2002, due to the same factors affecting the consolidated net revenues. The casino profit margin decreased slightly by 0.4 percentage points for the year ended December 31, 2003 as compared to the year ended December 31, 2002, as casino expenses increased 2.6% over the same periods due primarily to marketing expenses related to the introduction of Jumbo Jackpot.

Food and Beverage.    Food and beverage revenues increased 5.0% for the year ended December 31, 2004 as compared to the year ended December 31, 2003, due to selected menu price increases, as well as restaurant enhancements at Santa Fe Station with the addition of a Mexican restaurant in May 2003, the expansion of the coffee shop in December 2003 and upgrade of the steakhouse in March 2004, in addition to an aggressive marketing program promoting the buffet. The average guest check increased 4.5% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Food covers remained virtually unchanged with a 0.4% increase for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Food and beverage expenses increased 14.5% for the year ended December 31, 2004 as compared to the year ended December 31, 2003, resulting in a decrease of the food and beverage net operating margin of 5.9 percentage points for the same period. The increase in food and beverage expense is related to increased payroll and related costs primarily due to rising benefit costs and increases in cost of selected food items.

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

Room.    Room revenues increased 13.1% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Room occupancy increased to 96% from 94%, while the average daily room rate increased to $56 from $50 for the same period, as a result of newly remodeled rooms at Santa Fe Station and Sunset Station and a continued increase in consumer demand for rooms in Las Vegas during 2004.

Room revenues increased 3.9% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Room occupancy increased to 94% from 91%, while the average daily room rate remained constant at $50 for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase in occupancy percentage was primarily due to a general increase in consumer demand for rooms in Las Vegas during 2003.

Other.    Other revenues primarily include income from the gift shops, bowling, entertainment, leased outlets and arcades. Other revenues decreased 8.6% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The decrease in other revenues is primarily due to development fees received from Thunder Valley for approximately $4.6 million during the year ended December 31, 2003.

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

Management Fees.    We manage Thunder Valley on behalf of the United Auburn Indian Community (“UAIC”) and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for both Green Valley Ranch Station and Barley’s and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch Station and 10% of EBITDA from Barley’s. For the year ended December 31, 2004, management fees increased to approximately $84.6 million as compared to $46.7 million for the year ended December 31, 2003. The increase is due to management fees from Thunder Valley, which includes a full year of operations, as well as improved results at Green Valley Ranch Station.

For the year ended December 31, 2003, management fees increased to approximately $46.7 million as compared to $4.9 million for the year ended December 31, 2002. The increase is directly related to the opening of Thunder Valley on June 9, 2003, as well as increased earnings at Green Valley Ranch Station.

Selling, General and Administrative (“SG&A”).    SG&A as a percentage of net revenues decreased to 17.5% in the year ended December 31, 2004 as compared to 18.8% in the year ended December 31, 2003. A large portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A to net revenues decreased. SG&A expenses increased by 7.0% to $172.9 million for the year ended December 31, 2004, from $161.6 million for the year ended December 31, 2003. The increase is attributable to a $8.3 million increase in payroll and related expenses, primarily related to benefits, a $1.1 million increase in accounting fees related to the new corporate governance rules mandated by the Sarbanes-Oxley Act of 2002 and the net settlement of certain litigation and the payment of a fine and investigative costs related to violations of Nevada Gaming Commission Regulation 6A of $0.8 million.

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

Corporate Expense.    Corporate expenses increased to approximately $47.2 million for the year ended December 31, 2004 as compared to approximately $33.0 million for the year ended December 31, 2003. The increase is primarily due to increased investment in corporate infrastructure to handle projected growth and a change in incentive compensation from a stock option based program to a program which includes cash and restricted stock. In addition, employer payroll taxes on stock option exercises increased $2.8 million as compared to prior year. As a result, corporate expense as a percentage of net revenues increased to 4.8% in the year ended December 31, 2004 as compared to 3.9% in the year ended December 31, 2003.

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

Development Expense.    During the last half of 2003, we increased our development resources in an effort to identify potential gaming opportunities, with an emphasis on expanding our management of Native American casinos and other development opportunities. Development expense includes costs to develop new gaming opportunities, which include payroll, travel and legal expenses. Development expenses for the years ended December 31, 2004 and 2003 were $10.7 million and $4.3 million, respectively. Also included in development expense for 2004 is a $2.0 million non-reimbuirsable milestone payment related to the Gun Lake project in Michigan. During 2003, $2.0 million of costs related to the Graton Rancheria project were expensed after achieving certain milestones on the project and are also not reimbursable (see “Future Development”).

Depreciation and Amortization.    Depreciation and amortization increased 17.3% to approximately $85.8 million for the year ended December 31, 2004 as compared to $73.1 million for the year ended December 31, 2003. This increase was due primarily to the addition of new ticket-in, ticket-out slot machines at a majority of the Major Las Vegas properties and the addition of a new slot system at Fiesta Rancho and Fiesta Henderson, as well as the addition of new restaurants at Santa Fe Station and Fiesta Henderson during 2003.

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

Preopening Expenses.    Preopening expenses for the year ended December 31, 2004 were approximately $0.8 million, which include costs incurred prior to the opening of Red Rock (see “Future Development”).

Impairment Loss.    We recorded an impairment loss of approximately $18.9 million and $8.8 million in the years ended December 31, 2003 and 2002, respectively, to adjust the carrying value of our goodwill and other assets to their estimated fair value. The $18.9 million impairment loss in 2003 related to the write off of approximately $17.5 million in goodwill at Fiesta Rancho in accordance with SFAS No. 142 as a result of reduced growth assumptions (see Change in Accounting Principle). The remaining $1.4 million impairment loss in 2003 was primarily related to the write off of our investment in a new slot product development. The impairment of this asset was based upon our decision to no longer pursue the development of certain slot products. As a result, all of the development costs that we had incurred were written off, as they were deemed to have no value.

During the year ended December 31, 2002, approximately $3.9 million of the impairment loss related to the write-down of certain assets related to our investments in an Internet, intra-state gaming platform and related technology. In May 2002, the Nevada Gaming Commission communicated that it had general concerns regarding the security and reliability of Internet gaming platforms. The impairment of these assets was based upon our decision to no longer pursue Nevada-based Internet gaming activities as a result of the uncertainty of regulatory approval of these types of activities. As a result, all of the hardware, software and internal development costs that we had incurred were written off in 2002, as they were deemed to have no value. In addition, approximately $4.9 million of the impairment loss was related to our option to invest in an Internet wagering business. In February 2002, we announced that we intended to purchase a 50% interest in Kerzner Interactive Limited (formerly SunOnline Limited) (“Kerzner Interactive”), a wholly owned subsidiary of Kerzner International Limited (formerly Sun International Hotels Limited) (“Kerzner”). Kerzner Interactive was to be the exclusive vehicle for both Kerzner and us to pursue the Internet wagering business. In July 2002, we converted our agreement to acquire a 50% interest in Kerzner Interactive into an option to do so, and paid $4.5 million for such option. Kerzner decided to discontinue Kerzner Interactive, as it targeted Internet wagering only from jurisdictions that permitted online gaming. As these jurisdictions became more restrictive in their acceptance of Internet gaming, the market size was reduced and competition intensified, resulting in a substantial decrease in the probability of achieving profitability in the short-to-medium term. As a result, we have written-off the option payment and other costs related to this investment in 2002.

Litigation Settlement.    During the year ended December 31, 2003, we recorded a $38.0 million litigation settlement as we entered into an agreement on February 9, 2004, to settle a lawsuit brought in December 2000 by Fitzgeralds Sugar Creek, Inc., the City of Sugar Creek, Missouri and Phillip Griffith which was paid on February 24, 2004. The lawsuit centered on allegations of improper conduct by our former Missouri legal counsel, Michael Lazaroff.

Earnings From Joint Ventures.    We own a 50% interest in Green Valley Ranch Station and Barley’s, and a 6.7% interest in the Palms Casino Resort. We recorded our share of the earnings from these joint ventures of $26.5 million, $20.6 million and $11.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in earnings from joint ventures is primarily related to improved results at Green Valley Ranch Station.

Interest Expense.    Interest expense, net of capitalized interest, decreased 17.2% to $76.9 million in the year ended December 31, 2004 as compared to $92.9 million in the year ended December 31, 2003. Gross interest expense decreased approximately $12.5 million due to a decrease in our weighted average cost of debt to 6.1% from 7.9% for the years ended December 31, 2004 and 2003, respectively, while our long-term debt increased by approximately $183.3 million over the same period. The decrease in gross interest expense is the result of replacing virtually all of our fixed rate debt with lower cost and longer term debt in the first quarter of 2004, as well as, entering into new interest rate swaps in 2004. Capitalized interest increased approximately $3.5 million for the year ended December 31, 2004 primarily due to interest capitalized for the construction of Red Rock (see “Future Development”).

Interest expense, net of capitalized interest, decreased 4.0% to $92.9 million in the year ended December 31, 2003 as compared to $96.8 million in the year ended December 31, 2002. Gross interest expense decreased approximately $2.4 million due to a decrease in our weighted average cost of debt to 7.9% from 8.1% for the years ended December 31, 2003 and 2002, respectively. Capitalized interest increased approximately $1.4 million for the year ended December 31, 2003 primarily due to interest capitalized for the construction of Red Rock.

Interest and Other Expense from Joint Ventures.    For the years ended December 31, 2004, 2003 and 2002, we recorded $4.5 million, $7.2 million and $6.3 million, respectively, in interest and other expense related to our unconsolidated joint ventures. The decrease in interest and other expense from joint ventures during the year ended December 31, 2004, is primarily due to the Company’s 50% share of capitalized interest recorded at Green Valley Ranch Station of approximately $1.5 million. The increase in interest and other expense from joint ventures during the year ended December 31, 2003, is due to our 50% share of a loss on early retirement of debt of approximately $0.8 million related to the write-off of debt issuance costs at Green Valley Ranch Station.

Interest Income.    During the year ended December 31, 2003, we recorded $4.8 million in interest income on our advances to the UAIC for development of Thunder Valley.

Loss on Early Retirement of Debt.    During the first quarter of 2004, we refinanced substantially all of our senior and senior subordinated notes. In connection with the refinancing, we completed tender offers and consent solicitations for approximately $940.6 million of our senior and senior subordinated notes outstanding. As a result, we recorded a loss on early retirement of debt of approximately $93.3 million during the year ended December 31, 2004 to reflect the write-off of the unamortized loan costs, unamortized discount, call premium, tender fee and consent payments which were partially offset by the fair value of the interest rate swaps that were tied directly to the redeemed senior and senior subordinated notes (see “Description of Certain Indebtedness and Capital Stock—Senior and Senior Subordinated Notes”).

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

Change in Accounting Principle.    The FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, in June 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002. As a result of an independent third party appraisal, we recorded an impairment loss of $13.3 million, net of the applicable tax benefit, during 2002 related to Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in our consolidated statements of operations.

Liquidity and Capital Resources

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects such as Red Rock and the expansions at Santa Fe Station and Sunset Station entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

During the year ended December 31, 2004, we generated cash flows from operating activities of $261.6 million. In addition, we received approximately $55.0 million from the exercise of stock options and approximately $28.1 million from the sale of land, property and equipment. At December 31, 2004, we had total available borrowings of $1.0 billion under the Revolving Facility, which is reduced by borrowings of $51.5 million and various letters of credit totaling approximately $11.5 million, leaving approximately $937.0 million outstanding as of December 31, 2004. We had $68.4 million in cash and cash equivalents as of December 31, 2004.

During the year ended December 31, 2004, total capital expenditures were $305.2 million, of which approximately $80.9 million was related to the development of Red Rock (see “Future Development”), approximately $54.1 million was for the accelerated replacement of slot machines to take advantage of ticket-in, ticket-out technology, approximately $35.8 million was related to the expansion at Santa Fe Station, approximately $19.8 million was for the purchase and enhancements of Gold Rush and Magic Star which we acquired on August 2, 2004, approximately $12.0 million was for the purchase of land, approximately $9.6 million was related to the construction of the ice skating arena at Fiesta Rancho, approximately $9.5 million was for the bowling center at Sunset Station, approximately $30.1 million was for maintenance capital expenditures and approximately $53.4 million was for various other capital and project expenditures. In addition to capital expenditures, we purchased land held for development for approximately $76.9 million, we paid approximately $22.3 million in reimbursable advances for our Native American development projects (see “Future Development”) and we paid approximately $44.3 million in common stock dividends.

Our primary cash requirements for 2005 are expected to include (i) approximately $425 million for the development and construction of Red Rock, (ii) approximately $56 million for the payment of common stock dividends, (iii) approximately $40 million for maintenance capital expenditures, (iv) approximately $35.5 million for the redemption of the remaining 8 3/8% senior notes and 9 7/8% senior subordinated notes, (v) approximately $72.5 million to purchase the land related to Wild Wild West, (vi) approximately $16.2 million for the completion of the expansion at Santa Fe Station, (vii) approximately $17.5 million to complete the bowling center at Sunset Station, (viii) payments related to our existing and other potential Native American projects, (ix) principal and interest payments on indebtedness, (x) other strategic land purchases throughout the Las Vegas area and (xi) opportunistic repurchases of our common stock.

We believe that cash flows from operations, available borrowings under the Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during 2005. However, we are continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see “Description of Certain Indebtedness and Capital Stock”) and other applicable agreements.

Off Balance Sheet Arrangements

As of December 31, 2004, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include a completion guaranty related to the expansion project at Green Valley Ranch Station (see “Green Valley Ranch Station Financing”) and interest rate swaps with a combined notional amount of $250.0 million (see “Description of Certain Indebtedness and Capital Stock—Senior and Senior Subordinated Notes”).

The following table summarizes our contractual obligations and commitments (amounts in thousands):

	Contractual obligations
	Long-term debt (a)	Operating leases (b)	Other long-term obligations (c)	Total contractual cash obligations
Payments due by year
2005	$94,815	$11,199	$93,922	$199,936
2006	76,357	9,058	14,979	100,394
2007	81,928	8,948	9,994	100,870
2008	76,748	8,855	3,425	89,028
2009	127,832	8,841	438	137,111
Thereafter	1,621,218	449,719	—	2,070,937
Total	$2,078,898	$496,620	$122,758	$2,698,276

(a)           Includes interest related to interest rate swaps estimated based on the notional amount and net interest spread as of December 31, 2004. Interest related to the Revolver is estimated based on the outstanding balance and interest rate as of December 31, 2004. See Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(b)          See Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)           Other long-term obligations are comprised of employment contracts, slot conversion purchases and the purchase of land related to Wild Wild West.

Future Development

Red Rock

In April 2004, we commenced construction of Red Rock Resort Spa and Casino (“Red Rock”) located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. The initial phase of the property is expected to be completed near the end of the first quarter of 2006. We have also announced plans to accelerate the construction of a phase II expansion. Construction on phase II of Red Rock is expected to begin in the latter part of 2005 and is expected to be completed by the end of 2006. The total project will now include over 2,800 slot machines, over 850 hotel rooms, 94,000 square-feet of meeting and convention space, a 35,000 square-foot spa, nine full service restaurants, a 16-screen movie theater complex, a night club and private pool club to be operated by Midnight Oil Company, both indoor and outdoor entertainment venues and parking for almost 5,500 vehicles. As a result of an increase in amenities, an upgrade in the quality of finishes throughout the project, general increases in construction cost and addition of the phase II expansion, the total cost of Red Rock is expected to be approximately $800 million, of which approximately $151.3 million has been spent as of December 31, 2004.

Santa Fe Station Expansion

In 2003, we began a $52 million expansion at Santa Fe Station. The expansion includes more than 20,000 square feet of additional casino space, 350 slot machines, a new 16-screen movie theater complex, an upgrade of the property’s bowling center, a new entertainment venue and bar, a new Kid’s Quest facility and other amenities as well as removal of the ice arena. The additional slots, upgrade of the bowling center and new entertainment venue were completed in December 2004. We believe the remaining items will be completed in the first quarter of 2005 with the exception of the movie theater complex, which will be completed in April 2005. Approximately $35.8 million has been spent on the expansion as of December 31, 2004.

Sunset Station Expansion

We are currently expanding Sunset Station to add a bowling center. The cost of the expansion is expected to be approximately $27 million, of which approximately $9.5 million has been spent as of December 31, 2004. We believe that the expansion will be completed in April 2005.

Fiesta Rancho Expansion

We completed a 31,000 square-foot expansion project at Fiesta Rancho in September 2004, which added a new ice arena to the property, complete with concession area, pro shop, locker rooms and private social rooms. The cost of the expansion was approximately $9.6 million.

Green Valley Ranch Station Expansion

In the fourth quarter of 2003, we began a $125 million expansion at Green Valley Ranch Station. The expansion includes 296 hotel rooms, 25,500 square feet of additional meeting space and an expanded spa facility. Construction of the hotel rooms and additional meeting space were completed in December 2004. Construction of the spa facility is expected to be completed in the first quarter of 2005. In connection with the expansion, Green Valley Ranch Station purchased the lease from the spa operator during 2004. Green Valley Ranch Station also terminated the lease of a restaurant at the property and paid the tenant an agreed upon sum during 2004. As a result, we have recorded a reduction in earnings from joint ventures in the year ended December 31, 2004 of approximately $3.6 million, which represents our 50% share of the total loss.

The Federated Indians of Graton Rancheria

We have entered into Development and Management Agreements with the Federated Indians of the Graton Rancheria (the “FIGR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist it in designing, developing and financing the project and, upon opening we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 22% of the facility’s net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In August 2003, we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (“DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (“NIGC”). Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of December 31, 2004, we had advanced approximately $22.4 million toward the development of this project, primarily to perform due diligence and secure real estate for the FIGR project, which is included in other assets, net on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately

$11.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2004, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2004, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of December 31, 2004, we had advanced approximately $20.2 million toward the development of this project, primarily to secure real estate for the project, and is included in other assets, net on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues.

As of December 31, 2004, we had advanced approximately $5.8 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on our consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2004, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of December 31, 2004, we had advanced approximately $1.5 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2004, none of these payments have been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the receipt of such governmental and regulatory approvals, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Land Acquisition

We have acquired certain parcels of land in the Las Vegas valley and near Sacramento, California as part of future development activities. Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to secure additional, acceptable financing in order to proceed with any particular project.

As of December 31, 2004, we had $167.7 million of land held for development that consists primarily of five sites that are owned or leased, which comprise 198 acres in the Las Vegas valley and 188 acres in the Sacramento area near Thunder Valley. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, consists of 67 acres. We also own a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215. During the year ended December 31, 2004, we purchased approximately 54 acres of land in a gaming enterprise district on the southern end of Las Vegas Boulevard at Cactus Avenue for approximately $33.9 million. In addition, we lease and have an option to purchase 2.5 acres adjacent to this site. On October 1, 2004, we purchased approximately 26 acres of real property and improvements formerly known as the Castaways Hotel Casino and Bowling Center (the “Castaways”) in Las Vegas, Nevada, for $33.75 million. The Castaways closed on January 26, 2004, shortly after its former owners filed for bankruptcy. We are currently evaluating the potential uses of the property, but do not believe it is competitive and do not intend to operate the facility in its current state.

We have also acquired or are under contract to acquire approximately 58 acres of land on which Wild Wild West is located and the surrounding area of which, approximately 27 acres have been acquired as of December 31, 2004. We have exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located. Pursuant to the lease, the purchase will occur in July 2005 at a purchase price of approximately $36 million. No amounts related to this purchase option have been recorded on the Company’s consolidated balance sheets. We currently lease this land for approximately $2.9 million per year. We have also agreed to purchase an additional 12 acres of land and are expected to close on these transactions in the first quarter of 2005.

Regulation and Taxes

We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and tribal gaming agency of the UAIC. In June 2004, the UAIC successfully negotiated a new Tribal-State Gaming Compact (“Amended Compact”) with the State of California which has received approval by the DOI. The Amended Compact allows an unlimited number of slot machines at Thunder Valley and extends the term an additional 10 years to 2030. The Amended Compact also includes a revenue sharing agreement with the State of California. Thunder Valley has added approximately 800 slot machines and as a result, the UAIC will pay approximately $33.8 million annually to the State of California commencing in January 2005 and additional fees ranging from $11,000 to $13,200 per machine for any slot machines added above the 1,906 that were originally in operation at Thunder Valley prior to the Amended Compact.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. Nevada Legislature is currently in session and there has been no mention of significant tax proposals which would affect the gaming industry.

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

Cash Transaction Reporting Violations

In April 2003, we became aware of violations of certain gaming regulations regarding the reporting of certain cash transactions. We self-reported these violations to the Nevada State Gaming Control Board. On September 24, 2004, the Nevada Gaming Commission approved the settlement agreement in which we paid approximately $2.4 million in fines and investigative costs to the State of Nevada. We have hired additional staff at each property and have increased the level of internal audit review to prevent this type of violation in the future.

Description of Certain Indebtedness and Capital Stock

Revolving Facility

In December 2004, we increased our availability under our revolving credit facility (the “Revolving Facility”) to $1.0 billion and extended the maturity by two years to December 2009. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of December 31, 2004, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.38%. The maximum margin for Eurodollar Rate borrowings is 2.13%. The maximum margin for Alternate Base Rate borrowings is 0.88%. As of December 31, 2004, the fee for the unfunded portion of the Revolving Facility was 0.25%.

The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of December 31, 2004, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.21 to 1.00 and the fixed charge coverage ratio was 2.31 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through December 31, 2005, which reduces to 5.25 to 1.00 on March 31, 2006 through December 31, 2006, to 5.00 to 1.00 on March 31, 2007 through December 31, 2007, to 4.75 to 1.00 on March 31, 2008 through December 31, 2008 and to 4.50 to 1.00 on March 31, 2009. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. As of December 31, 2004, our consolidated funded debt to Adjusted EBITDA ratio was 3.58 to 1.00. We have pledged the stock of all of our major subsidiaries.

Senior and Senior Subordinated Notes

During the first quarter of 2004, we refinanced substantially all of our senior and senior subordinated notes. We issued $1.25 billion in new senior and senior subordinated notes which consists of $450.0 million 6% senior notes due in April 2012, $450.0 million 6 1/2% senior subordinated notes due in February 2014 and $350.0 million 6 7/8% senior subordinated notes due in March 2016. The proceeds from these offerings were used to redeem or repurchase the $199.9 million 8 7/8% senior subordinated notes due in December 2008, to repurchase $357.6 million of the 9 7/8% senior subordinated notes due in July 2010, to repurchase $383.1 million of the 8 3/8% senior notes due in February 2008 and to reduce amounts outstanding under the Revolving Facility. As a result of these redemptions, we recorded a loss on early retirement of debt of approximately $93.3 million in the year ended December 31, 2004 to reflect the write-off of the unamortized loan costs, unamortized discount, call premium, tender fee and consent payments which were partially offset by the fair value of the interest rate swaps that were tied directly to the redeemed senior and senior subordinated notes.

On February 15, 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008. As a result of the redemption, we will record a loss on early retirement of debt of approximately $0.7 million in the first quarter of 2005 to reflect the write-off of the unamortized loan costs and call premium.

The indentures (the “Indentures”) governing our senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit our and our subsidiaries’ ability to incur additional debt. At December 31, 2004, our Consolidated Coverage Ratio (as defined in the Indentures) was 4.07 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the Senior Notes contains a limitation on liens we can incur.

We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of December 31, 2004, we have interest rate swaps with a combined notional amount of $250.0 million that are tied directly to our 6 1/2% senior subordinated notes and our 6% senior notes. The interest rate swaps convert a portion of our fixed-rate debt to a floating-rate based upon three and six-month LIBOR rates. At December 31, 2004, we paid a weighted average rate based on LIBOR, which approximates 3.75% and received a weighted average rate of 6.33%. The interest rate swaps terminate in April 2012 and February 2014. The net effect of the interest rate swaps resulted in a reduction in interest expense of $7.3 million, $3.6 million and $10.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The interest rate swaps we entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS No. 133), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded a liability of $2.2 million and an asset of $3.9 million as of December 31, 2004 and 2003, respectively, representing the fair value of the interest rate swaps and a corresponding decrease and increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

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

Green Valley Ranch Station Financing

Green Valley Ranch Station is owned by a 50/50 joint venture between us and GCR Gaming. In December 2004, Green Valley Ranch Station entered into a new $250 million Second Amended and Restated Loan Agreement (the “Green Valley Facility”), which refinanced the existing $250 million revolving credit facility and term loan. The Green Valley Facility extends the maturity of the revolving portion to December 2009 and the term loan portion to December 2011. The outstanding balance of the Green Valley Ranch Station revolving credit facility as of December 31, 2004, was approximately $200 million. In connection with the Green Valley Facility, a completion guaranty is required to complete the expansion of the property. The completion guaranty is an obligation of both partners.

Common Stock

We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 77,298,227 shares of which were issued and 10,185,343 shares of which were held in treasury as of December 31, 2004. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

During the year ended December 31, 2004, we paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004, $0.175 per share to shareholders of record on May 14, 2004 and August 13, 2004 and $0.21 per share to shareholders of record on November 12, 2004. The total amount paid in dividends for 2004 was $44.3 million. During the year ended December 31, 2003, we paid a dividend of $0.125 per share to shareholders of record on August 14, 2003 and November 13, 2004 for a total of $14.9 million.

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

Treasury Stock

During the year ended December 31, 2004, we repurchased approximately 64,000 shares of our common stock for approximately $3.2 million. We are authorized to repurchase up to approximately 19.5 million shares of our common stock. As of December 31, 2004, we had acquired approximately 10.2 million shares at a cost of approximately $137.7 million.

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

Critical Accounting Policies

Significant Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the determination of slot club program liability, the estimated useful lives assigned to our assets, asset impairment, insurance reserves, purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed below, as well as where appropriate in this discussion and analysis and in the notes to our consolidated financial statements.

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

Derivative Instruments

We enter into interest rate swaps from time to time in order to manage interest rate risks associated with our current and anticipated future borrowings. The interest rate swaps that we have entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS No. 138), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

We evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Our consolidated financial statements reflect all adjustments required by SFAS No. 144 as of December 31, 2004.

Goodwill and Other Intangibles

The FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, in June 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002 and annually perform such test. In order to test for impairment of goodwill, we use the Income Approach, which focuses on the income-producing capability of the respective property. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the respective property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is then totaled to arrive at an indication of the fair value of the goodwill. If the fair value of the goodwill exceeds the carrying value, then impairment is measured based on the difference between the calculated fair value and the carrying value. Our consolidated financial statements reflect all adjustments required by SFAS No. 142 as of December 31, 2004.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on fair value models of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a note to the consolidated financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $62.6 million, $25.6 million and $3.2 million in 2004, 2003 and 2002, respectively. We will begin to apply SFAS No. 123R using an appropriate fair value model as of the interim reporting period ending September 30, 2005. Based on stock options outstanding as of December 31, 2004, we estimate approximately $2.1 million in related expense to be recorded during 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under the Revolving Facility. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility) as selected by us. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The Revolving Facility matures in December 2009.

The following table provides information about our long-term debt at December 31, 2004 (see also “Description of Certain Indebtedness and Capital Stock”) (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Revolving Facility at a weighted average interest rate of approximately 4.9%	December 2009	$1,000,000	$51,500	$51,500
6 1/2% senior subordinated notes	February 2014	450,000	450,000	464,625
6% senior notes	April 2012	450,000	448,354	460,125
6 7/8% senior subordinated notes	March 2016	350,000	350,000	365,750
9 7/8% senior subordinated notes	July 2010	375,000	17,332	18,225
8 3/8% senior notes	February 2008	400,000	16,894	17,401
Other debt, interest at 6.0%	2007-2008	6,103	6,060	6,060
Market value of interest rate swaps		(1,927)	(1,927)	(1,927)
Total		$3,029,176	$1,338,213	$1,381,759

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	During the year ending December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$16,894	$—	$5,334	$—	$—	$1,265,687	$1,287,915
Average interest rate	8.38%	—	6.00%	—	—	6.50%	6.52%
Variable-rate	$23	$25	$262	$415	$51,500	$—	$52,225
Average interest rate	6.00%	6.00%	6.00%	6.00%	4.93%	—	4.94%
Interest rate swaps:
Notional amount	$—	$—	$—	$—	$—	$250,000	$250,000
Average payable rate	—	—	—	—	—	3.75%	3.75%
Average receivable rate	—	—	—	—	—	6.33%	6.33%

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of the Station Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Station Casinos, Inc. and its subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Station Casinos, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (see page 88), that Station Casino’s Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004 of the Company and our report dated February 18, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Station Casinos, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Station Casinos, Inc. and subsidiaries (the “Company”) (a Nevada corporation) for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Station Casinos, Inc. and subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles,” and recorded a cumulative effect of a change in accounting principle in the first quarter of 2002.

Deloitte & Touche LLP
Las Vegas, Nevada
January 29, 2003

STATION CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$68,417	$62,272
Receivables, net	21,452	28,224
Inventories	5,459	5,110
Prepaid gaming tax	16,432	14,940
Prepaid expenses	7,761	7,114
Deferred income tax	—	16,804
Total current assets	119,521	134,464
Property and equipment, net	1,367,957	1,158,299
Goodwill and other intangibles, net	155,775	148,717
Land held for development	167,729	119,197
Investments in joint ventures	106,598	86,425
Other assets, net	128,004	98,870
Total assets	$2,045,584	$1,745,972
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,917	$22
Accounts payable	10,351	20,438
Construction contracts payable	36,298	—
Accrued expenses and other current liabilities	112,450	121,856
Total current liabilities	176,016	142,316
Long-term debt, less current portion	1,321,296	1,168,935
Deferred income tax, net	20,094	65,285
Other long-term liabilities, net	39,257	29,497
Total liabilities	1,556,663	1,406,033
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 77,298,227 and 70,912,227 shares issued	561	497
Treasury stock, 10,185,343 and 10,121,677 shares, at cost	(137,714)	(134,534)
Additional paid-in capital	567,939	387,973
Deferred compensation—restricted stock	(77,598)	(27,003)
Accumulated other comprehensive loss	(611)	(1,334)
Retained earnings	136,344	114,340
Total stockholders’ equity	488,921	339,939
Total liabilities and stockholders’ equity	$2,045,584	$1,745,972

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	For the years ended December 31,
	2004	2003	2002
Operating revenues:
Casino	$730,584	$648,664	$638,113
Food and beverage	140,332	133,676	133,811
Room	57,057	50,460	48,579
Other	42,008	45,943	40,790
Management fees	84,618	46,711	4,853
Gross revenues	1,054,599	925,454	866,146
Promotional allowances	(67,857)	(67,365)	(73,281)
Net revenues	986,742	858,089	792,865
Operating costs and expenses:
Casino	273,816	265,203	258,383
Food and beverage	100,548	87,783	78,738
Room	21,053	19,580	19,000
Other	16,820	15,452	16,276
Selling, general and administrative	172,923	161,643	161,038
Corporate expense	47,189	33,039	31,946
Development expense	10,683	4,306	—
Depreciation and amortization	85,807	73,144	72,783
Preopening expenses	848	—	—
Impairment loss	—	18,868	8,791
Litigation settlement	—	38,000	—
	729,687	717,018	646,955
Operating income	257,055	141,071	145,910
Earnings from joint ventures	26,524	20,604	11,293
Operating income and earnings from joint ventures	283,579	161,675	157,203
Other income (expense):
Interest expense	(76,921)	(92,940)	(96,795)
Interest and other expense from joint ventures	(4,485)	(7,233)	(6,272)
Interest income	122	4,873	106
Loss on early retirement of debt	(93,265)	—	(5,808)
Other	(3,801)	1,802	1,322
	(178,350)	(93,498)	(107,447)
Income before income taxes and cumulative effect of change in accounting principle	105,229	68,177	49,756
Income tax provision	(38,879)	(23,834)	(18,508)
Income before cumulative effect of change in accounting principle	66,350	44,343	31,248
Cumulative effect of change in accounting principle, net of applicable income tax benefit of $7,170	—	—	(13,316)
Net income	$66,350	$44,343	$17,932
Basic and diluted earnings per common share:
Income before cumulative effect of change in accounting principle:
Basic	$1.03	$0.76	$0.54
Diluted	$1.00	$0.72	$0.51
Net income:
Basic	$1.03	$0.76	$0.31
Diluted	$1.00	$0.72	$0.30
Weighted average common shares outstanding:
Basic	64,362	58,371	57,845
Diluted	66,264	61,850	60,730
Dividends paid per common share	$0.685	$0.250	$—

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

				Deferred	Accumulated
			Additional	compensation-	other		Total
	Common	Treasury	paid-in	restricted	comprehensive	Retained	stockholders’
	stock	stock	capital	stock	loss	earnings	equity
Balances, December 31, 2001	$441	$(99,248)	$300,254	$(19,510)	$—	$66,967	$248,904
Exercise of stock options	11	—	12,322	—	—	—	12,333
Issuance of restricted stock	2	—	3,693	(3,695)	—	—	—
Amortization of deferred compensation	—	—	—	2,973	—	—	2,973
Purchase of treasury stock, at cost (743 shares)	—	(10,214)	—	—	—	—	(10,214)
Green Valley Ranch Station interest rate swap market valuation adjustment, net of income taxes	—	—	—	—	(1,695)	—	(1,695)
Other	—	—	445	—	—	—	445
Net income	—	—	—	—	—	17,932	17,932
Balances, December 31, 2002	454	(109,462)	316,714	(20,232)	(1,695)	84,899	270,678
Exercise of stock options	39	—	58,724	—	—	—	58,763
Issuance of restricted stock	4	—	11,468	(11,472)	—	—	—
Amortization of deferred compensation	—	—	—	3,201	—	—	3,201
Purchase of treasury stock, at cost (1,391 shares)	—	(25,072)	—	—	—	—	(25,072)
Green Valley Ranch Station interest rate swap market valuation adjustment, net of income taxes	—	—	—	—	361	—	361
Dividends paid	—	—	—	—	—	(14,902)	(14,902)
Other	—	—	1,067	1,500	—	—	2,567
Net income	—	—	—	—	—	44,343	44,343
Balances, December 31, 2003	497	(134,534)	387,973	(27,003)	(1,334)	114,340	339,939
Exercise of stock options	52	—	117,584	—	—	—	117,636
Issuance of restricted stock, net	12	—	61,759	(61,771)	—	—	—
Amortization of deferred compensation	—	—	—	9,676	—	—	9,676
Purchase of treasury stock, at cost (64 shares)	—	(3,180)	—	—	—	—	(3,180)
Green Valley Ranch Station interest rate swap market valuation adjustment, net of income taxes	—	—	—	—	723	—	723
Dividends paid	—	—	—	—	—	(44,346)	(44,346)
Other	—	—	623	1,500	—	—	2,123
Net income	—	—	—	—	—	66,350	66,350
Balances, December 31, 2004	$561	$(137,714)	$567,939	$(77,598)	$(611)	$136,344	$488,921

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$66,350	$44,343	$17,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,807	73,144	72,783
Tax benefit from exercise of stock options	62,643	25,620	3,194
Impairment loss	—	18,868	8,791
Earnings from joint ventures, net	(22,039)	(13,371)	(5,021)
Amortization of debt discount and issuance costs	2,945	3,156	4,082
Loss on early retirement of debt	93,265	—	5,808
Cumulative effect of change in accounting principle	—	—	20,486
Changes in assets and liabilities:
Receivables, net	6,772	(8,291)	2,432
Inventories and prepaid expenses	(2,488)	(3,264)	856
Deferred income tax	(28,174)	(449)	12,739
Accounts payable	(10,087)	11,904	(18,156)
Accrued expenses and other current liabilities	(9,619)	41,713	3,992
Other, net	16,221	3,078	2,980
Total adjustments	195,246	152,108	114,966
Net cash provided by operating activities	261,596	196,451	132,898
Cash flows from investing activities:
Capital expenditures	(305,156)	(179,655)	(20,138)
Note receivable	—	34,487	(24,086)
Purchase of land held for development	(76,879)	(19,117)	(4,925)
Proceeds from sale of land, property and equipment	28,090	6,670	13,123
Investments in joint ventures	—	2,329	(60)
Accrued construction contracts payable	99,158	—	—
Payments on construction contracts	(62,860)	—	(5,534)
Other, net	(19,467)	(29,031)	(18,773)
Net cash used in investing activities	(337,114)	(184,317)	(60,393)
Cash flows from financing activities:
(Payments) borrowings under bank facility with maturity dates less than three months, net	(75,500)	74,800	(25,900)
Borrowings under bank facility, maturity dates greater than three months	—	310,000	135,000
Payments under bank facility, maturity dates greater than three months	(50,000)	(385,000)	(40,000)
Principal payments on notes payable, net	(22)	(122)	(3,560)
Purchase of treasury stock	(3,180)	(25,072)	(10,214)
Exercise of stock options	54,993	33,143	9,139
Proceeds from interest rate swap termination	—	—	15,303
Redemption of senior subordinated notes	(1,028,815)	—	(155,685)
Proceeds from the issuance of senior notes	1,248,214	—	—
Payment of dividends	(44,346)	(14,902)	—
Debt issuance costs	(19,429)	(792)	(3,665)
Other, net	(252)	(1,256)	299
Net cash provided by (used in) financing activities	81,663	(9,201)	(79,283)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	6,145	2,933	(6,778)
Balance, beginning of year	62,272	59,339	66,117
Balance, end of year	$68,417	$62,272	$59,339
Supplemental cash flow disclosures:
Cash paid for interest, net of $6,968, $3,496 and $2,065 capitalized	$62,832	$91,629	$92,553
Cash (received) paid for income taxes, net	$(2,558)	$1,329	$(2,567)
Supplemental disclosure of non-cash items:
Investment in MPM	$—	$6,082	$—

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Organization

Station Casinos, Inc. (the “Company”), a Nevada corporation, is a gaming and entertainment company that currently owns and operates eight major hotel/casino properties (one of which is 50% owned) and five smaller casino properties (one of which is 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho, Fiesta Henderson, Wild Wild West, Wildfire, Magic Star and Gold Rush. The Company also consolidates MPM Enterprises, LLC (“MPM”), in which it owns a 50% interest and is required to be consolidated. The Company also owns a 50% interest in Barley’s and Green Valley Ranch Station and a 6.7% interest in the Palms Casino Resort, which are accounted for under the equity method. The Company is the managing partner for both Barley’s and Green Valley Ranch Station. In addition, the Company manages Thunder Valley Casino (“Thunder Valley”) in Sacramento, California on behalf of the United Auburn Indian Community (“UAIC”) under a management and development contract, which expires on June 8, 2010. All significant intercompany accounts and transactions have been eliminated.

Acquisitions

On August 2, 2004, the Company acquired Magic Star and Gold Rush casinos in Henderson, Nevada. The Company spent approximately $19.8 million for the acquisitions and enhancements to the facilities. The acquisitions were accounted for using the purchase method of accounting. The purchase price was allocated based on estimated fair values at the date of acquisition. A total of approximately $8.2 million, representing the excess of acquisition cost over the estimated fair value of the tangible net assets was allocated to goodwill.

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

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. The consolidated financial statements reflect all adjustments required by SFAS No. 144 as of December 31, 2004.

Capitalization of Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Interest capitalized was approximately $7.0 million, $3.5 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Goodwill and Other Intangibles

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”, in June 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. The Company implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002 and will annually perform such test in the fourth quarter of each subsequent year. As a result of an independent third party appraisal, the Company recorded an impairment loss of $13.3 million, net of the applicable tax benefit, during 2002 related to Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in the Company’s consolidated statements of operations. Fiesta Rancho was purchased in early 2001, and there were no events or changes in circumstances (“triggering events”) during the course of 2001 that would have indicated the recoverability of the carrying amount of the property should be assessed. As a result, there was no requirement to test for impairment under the provisions of SFAS No. 121, which was the primary literature regarding the

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

impairment of an asset prior to the adoption of SFAS No. 142. The Company tested for impairment of goodwill in the fourth quarter of 2002 and determined that there was no impairment. The Company tested for impairment of goodwill in the fourth quarter of 2003 and recorded an impairment loss of $17.5 million at Fiesta Rancho as a result of reduced growth assumptions. The Company tested for impairment of goodwill in the fourth quarter of 2004 and determined there was no impairment.

Also, in connection with the acquisition of Fiesta Rancho, the Company acquired the customer list and is amortizing it over five years. The customer list was valued at $5.0 million at the time of the purchase and as of December 31, 2004, had a net book value of approximately $1.2 million.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets on the Company’s consolidated balance sheets.

Preopening Expenses

Preopening expenses have been expensed as incurred. The construction phase of a project typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. During the year ended December 31, 2004, the Company incurred preopening expenses of $0.8 million related to the development of Red Rock (see Note 10).

Interest Rate Swaps

From time to time, the Company uses interest rate swaps and similar financial instruments to assist in managing interest incurred on its long-term debt. The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap or similar financial instrument (see Note 9).

Revenues and Promotional Allowances

The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Revenues include the retail value of food, beverage, rooms, entertainment and merchandise provided on a complimentary basis to customers. Such amounts are then deducted from revenues as promotional allowances on the Company’s consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):

	For the years ended December 31,
	2004	2003	2002
Food and beverage	$59,391	$57,985	$59,781
Room	3,489	3,119	3,023
Other	2,891	3,057	2,899
Total	$65,771	$64,161	$65,703

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

The Company’s Boarding Pass and Amigo Club player rewards programs (the “Programs”) allow customers to redeem points earned from their gaming activity at all Station and Fiesta properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Programs are recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Programs is recorded in casino costs and expenses. The Company also records a liability for the estimated cost of the outstanding points under the Programs.

Related Party Transactions

The Company has entered into various related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station and the purchase of Wildfire. The expenses related to these related party ground lease transactions were approximately $5.7 million, $5.4 million and $5.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, on January 27, 2003, the Company purchased substantially all of the assets of Wildfire for $8.0 million from Bauchman Gaming Ventures, LLC, a company owned by the two brothers-in-law of Scott M Nielson, the Company’s Executive Vice President and Chief Development Officer.

Earnings Applicable to Common Stock

In accordance with the provisions of SFAS No. 128, “Earnings Per Share”, basic EPS is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options.

The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands):

	For the years ended December 31,
	2004	2003	2002
Weighted average common shares outstanding (used in calculation of basic earnings per share)	64,362	58,371	57,845
Potential dilution from the assumed exercise of stock options	1,902	3,479	2,885
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	66,264	61,850	60,730

The number of antidilutive stock options as of December 31, 2004, 2003 and 2002 was 0, 28,000 and 0.2 million, respectively.

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

	For the years ended December 31,
	2004	2003	2002
Net income:
As reported	$66,350	$44,343	$17,932
Stock-based compensation expense reported in net income	404	694	289
Stock-based compensation expense under fair value method	(6,029)	(8,175)	(7,022)
Pro forma net income	$60,725	$36,862	$11,199
Earnings per common share:
Basic—as reported	$1.03	$0.76	$0.31
Basic—pro forma	0.94	0.63	0.19
Diluted—as reported	$1.00	$0.72	$0.30
Diluted—pro forma	0.92	0.60	0.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	For the years ended December 31,
	2004	2003	2002
Expected dividend yield	—	1.63%	—
Expected stock price volatility	—	54.30%	56.34%
Risk-free interest rate	—	2.97%	3.82%
Expected average life of options (years)	—	3.42	4.42
Weighted average fair value per option granted	—	$7.53	$6.69

There were no stock option grants during 2004 therefore there is no fair value assumptions. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

Operating Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires separate financial information be disclosed for all operating segments of a business. The Company believes that it meets the “economic similarity” criteria established by SFAS No. 131, and as a result, the Company aggregates all of its properties into one operating segment. All of our properties offer the same products, cater to the same customer base, are all located in the greater Las Vegas, Nevada area, have the same

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

regulatory and tax structure, share the same marketing techniques and are all directed by a centralized management structure.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on fair value models of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a note to the consolidated financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the years ended December 31, 2004, 2003 and 2002. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $62.6 million, $25.6 million and $3.2 million in 2004, 2003 and 2002, respectively. The Company will begin to apply SFAS No. 123R using an appropriate fair value model as of the interim reporting period ending September 30, 2005. Based on stock options outstanding as of December 31, 2004, the Company estimates approximately $2.1 million in expense to be recorded during 2005.

Reclassifications

Certain amounts in the December 31, 2003 and 2002 consolidated financial statements have been reclassified to conform to the December 31, 2004 presentation. These reclassifications had no effect on the previously reported net income.

2. Receivables

Components of receivables are as follows (amounts in thousands):

	December 31,
	2004	2003
Casino	$5,554	$7,166
Hotel	3,723	2,428
Management fees	8,168	6,301
Income tax	172	7,181
Other	5,837	8,034
	23,454	31,110
Allowance for doubtful accounts	(2,002)	(2,886)
Receivables, net	$21,452	$28,224

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Property and Equipment

Property and equipment consists of the following (amounts in thousands):

		December 31,
	Estimated life (years)	2004	2003
Land	—	$154,724	$140,043
Buildings and improvements	10-45	946,243	901,347
Furniture, fixtures and equipment	3-7	472,599	392,818
Construction in progress	—	241,485	99,455
		1,815,051	1,533,663
Accumulated depreciation and amortization		(447,094)	(375,364)
Property and equipment, net		$1,367,957	$1,158,299

At December 31, 2004 and 2003, substantially all property and equipment of the Company is pledged as collateral for long-term debt.

4. Land Held for Development

As of December 31, 2004, the Company had $167.7 million of land held for development that consists primarily of five sites that are owned or leased, which comprise 198 acres in the Las Vegas valley and 188 acres in the Sacramento area near Thunder Valley. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, currently consists of 67 acres. The Company also owns a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215. During the year ended December 31, 2004, the Company purchased approximately 54 acres of land in a gaming enterprise district on the southern end of Las Vegas Boulevard at Cactus Avenue for approximately $33.9 million. In addition, the Company leases and has an option to purchase 2.5 acres adjacent to this site. On October 1, 2004, the Company purchased approximately 26 acres of real property and improvements formerly known as the Castaways Hotel Casino and Bowling Center (the “Castaways”) in Las Vegas, Nevada, for $33.75 million. The Castaways closed on January 26, 2004, shortly after its former owners filed for bankruptcy. The Company is currently evaluating the potential uses of the property, but does not believe it is competitive and does not intend to operate the facility in its current state.

In April 2004, the Company sold a 27-acre parcel of land, after removing the gaming entitlements, located at the intersection of Boulder Highway and Nellis Boulevard for net proceeds of approximately $10.5 million. In July 2004, the Company sold a 68-acre parcel of land, after removing the gaming entitlements, located at the intersection of Boulder Highway and Tropicana Avenue in eastern Las Vegas for net proceeds of approximately $15.2 million. As a result of the sale of these parcels of land, the Company recorded a loss of approximately $2.7 million for the year ended December 31, 2004.

The Company also has acquired or is under contract to acquire approximately 58 acres of land on which Wild Wild West is located and the surrounding area of which, approximately 27 acres have been acquired as of December 31, 2004. The Company has exercised its option to purchase the 19-acre parcel of leased land on which Wild Wild West is located. Pursuant to the lease, the purchase will occur in July 2005 at a purchase price of approximately $36 million. No amounts related to this purchase option have been

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Land Held for Development (Continued)

recorded on the Company’s consolidated balance sheets. The Company has also agreed to purchase an additional 12 acres of land and is expected to close on these transactions in the first quarter of 2005.

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

5. Investments in Joint Ventures

The Company has investments in two 50% owned joint ventures, Green Valley Ranch Station and Barley’s, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of earnings, losses and distributions of the joint ventures. The investment balance also includes interest capitalized during the construction period, which is amortized against the earnings of the joint venture. Investments in joint ventures consist of the following (amounts in thousands):

	December 31,
	2004	2003
Green Valley Ranch Station (50.0%)	$85,274	$66,484
Barley’s (50.0%)	2,984	2,899
Palms Casino Resort (6.7%)	18,340	17,042
Investments in joint ventures	$106,598	$86,425

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	December 31,
	2004	2003
Current assets	$72,451	$51,551
Property and equipment and other assets, net	633,592	525,515
Current liabilities	60,605	37,977
Long-term debt and other liabilities	243,430	196,399
Stockholders’ equity	402,008	342,690

Summarized results of operations for the joint ventures are as follows (amounts in thousands):

	For the years ended December 31,
	2004	2003	2002
Net revenues	$385,838	$327,190	$276,051
Operating costs and expenses	302,135	263,481	236,817
Operating income	83,703	63,709	39,234
Interest and other expense, net	10,069	12,734	19,450
Net income	$73,634	$50,975	$19,784

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments in Joint Ventures (Continued)

The operating earnings from these joint ventures are shown as a separate line item on the Company’s consolidated statements of operations after operating income. In addition, interest and other expense from these joint ventures is shown as a separate component under other income (expense) in the Company’s consolidated statements of operations. The following table identifies the total equity earnings from joint ventures (amounts in thousands):

	For the years ended December 31,
	2004	2003	2002
Operating earnings from joint ventures	$26,524	$20,604	$11,293
Interest and other expense from joint ventures	(4,485)	(7,233)	(6,272)
Net earnings from joint ventures	$22,039	$13,371	$5,021

Green Valley Ranch Station

Green Valley Ranch Station is owned by a 50/50 joint venture between the Company and GCR Gaming. In December 2004, Green Valley Ranch Station entered into a new $250 million Second Amended and Restated Loan Agreement (the “Green Valley Facility”), which refinanced the existing $250 million revolving credit facility and term loan. The Green Valley Facility extends the maturity of the revolving portion to December 2009 and the term loan portion to December 2011. The outstanding balance of the Green Valley Ranch Station revolving credit facility as of December 31, 2004, was approximately $200 million.

6. Management Fees

The Company manages Thunder Valley for the UAIC and receives a management fee equal to 24% of net income (as defined in the management agreement). The Company is also the managing partner for both Green Valley Ranch Station and Barley’s and receives a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch Station and 10% of EBITDA from Barley’s. The Company’s management fees are included in net revenues on the Company’s consolidated statements of operations.

United Auburn Indian Community

The Company has entered into a Development Services Agreement and a Management Agreement with the UAIC. The Company’s seven-year Management Agreement was approved by the National Indian Gaming Commission (“NIGC”) and expires in June 2010. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered into by the UAIC and Placer County, California, the Company and the UAIC developed Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003. In June 2004, the UAIC successfully negotiated a new Tribal-State Gaming Compact (“Amended Compact”) with the State of California, which has been approved by the United States Department of the Interior (the “DOI”). The Amended Compact allows an unlimited number of slot machines at Thunder Valley and extends the term an additional 10 years

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Management Fees (Continued)

to 2030. The Amended Compact also includes a revenue sharing agreement with the State of California. The UAIC will pay approximately $33.8 million annually to the State of California commencing in January 2005 and additional fees ranging from $11,000 to $13,200 per machine for any slot machines added above the 1,906 machines that were in operation at Thunder Valley prior to the Amended Compact.

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

7. Asset Impairment

The Company recorded an impairment loss of approximately $18.9 million and $8.8 million in the years ended December 31, 2003 and 2002, respectively, to adjust the carrying value of its goodwill and other assets to their estimated fair value. The $18.9 million impairment loss in 2003 related to the write off of approximately $17.5 million in goodwill at Fiesta Rancho in accordance with SFAS No. 142 as a result of reduced growth assumptions. The remaining $1.4 million impairment loss in 2003 was primarily related to the write off of the Company’s investment in a new slot product development. The impairment of this asset was based upon a decision by the Company to no longer pursue the development of certain slot products. As a result, all of the development costs that the Company had incurred were written off, as they were deemed to have no value.

During the year ended December 31, 2002, approximately $3.9 million of the impairment loss related to the write-down of certain assets related to the Company’s investments in an Internet, intra-state gaming platform and related technology. In May 2002, the Nevada Gaming Commission communicated that it had general concerns regarding the security and reliability of Internet gaming platforms. The impairment of these assets was based upon a decision by the Company to no longer pursue Nevada-based Internet gaming activities as a result of the uncertainty of regulatory approval of these types of activities. As a result, all of the hardware, software and internal development costs that the Company had incurred were written off in 2002, as they were deemed to have no value. In addition, approximately $4.9 million of the impairment loss was related to the Company’s option to invest in an Internet wagering business. In February 2002, the Company announced that it intended to purchase a 50% interest in Kerzner Interactive Limited (formerly SunOnline Limited) (“Kerzner Interactive”), a wholly owned subsidiary of Kerzner International Limited (formerly Sun International Hotels Limited) (“Kerzner”). Kerzner Interactive was to be the exclusive vehicle for both Kerzner and the Company to pursue the Internet wagering business. In July 2002, the Company converted its agreement to acquire a 50% interest in Kerzner Interactive into an option to do so, and paid $4.5 million for such option. Kerzner decided to discontinue Kerzner Interactive, as it targeted Internet wagering only from jurisdictions that permitted online gaming. As these jurisdictions became

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Asset Impairment (Continued)

more restrictive in their acceptance of Internet gaming, the market size was reduced and competition intensified, resulting in a substantial decrease in the probability of achieving profitability in the short-to-medium term. As a result, the Company wrote off the option payment and other costs related to this investment in 2002.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	December 31,
	2004	2003
Accrued payroll and related	$40,874	$24,774
Accrued interest payable	27,524	14,655
Accrued progressives	5,096	4,459
Accrued group insurance	4,194	2,921
Litigation settlement	—	38,000
Other accrued expenses and current liabilities	34,762	37,047
Total accrued expenses and other current liabilities	$112,450	$121,856

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	December 31,
	2004	2003
Revolving credit facility, $1.0 billion limit at December 31, 2004, due December 31, 2009, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (4.9% at December 31, 2004)	$51,500	$177,000
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009	450,000	—
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $1.6 million at December 31, 2004	448,354	—
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009	350,000	—
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, callable July 1, 2005, net of unamortized discount of $46 and $1.1 million at December 31, 2004 and 2003, respectively	17,332	373,886
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008, called February 15, 2005	16,894	400,000
8 7/8% senior subordinated notes, interest payable semi-annually, principal due December 1, 2008	—	199,900
Other long-term debt, interest at 6.0% at December 31, 2004, maturity dates ranging from 2007 to 2008	6,060	6,082
Total long-term debt	1,340,140	1,156,868
Current portion of long-term debt	(16,917)	(22)
Market value of interest rate swaps	(1,927)	12,089
Total long-term debt, net	$1,321,296	$1,168,935

Revolving Facility

In December 2004, the Company increased its availability under its revolving credit facility (the “Revolving Facility”) to $1.0 billion and extended the maturity by two years to December 2009. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company’s combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of December 31, 2004, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.38%. The maximum margin for Eurodollar Rate borrowings is 2.13%. The maximum margin for Alternate Base Rate borrowings is 0.88%. As of December 31, 2004, the fee for the unfunded portion of the Revolving Facility was 0.25%.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt (Continued)

The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of December 31, 2004, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.21 to 1.00 and the fixed charge coverage ratio was 2.31 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through December 31, 2005, which reduces to 5.25 to 1.00 on March 31, 2006 through December 31, 2006, to 5.00 to 1.00 on March 31, 2007 through December 31, 2007, to 4.75 to 1.00 on March 31, 2008 through December 31, 2008 and to 4.50 to 1.00 on March 31, 2009. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. As of December 31, 2004, the Company’s consolidated funded debt to Adjusted EBITDA ratio was 3.58 to 1.00. The Company has pledged the stock of all of its major subsidiaries.

Senior and Senior Subordinated Notes

During the first quarter of 2004, the Company refinanced substantially all of its senior and senior subordinated notes. The Company issued $1.25 billion in new senior and senior subordinated notes which consists of $450.0 million 6% senior notes due in April 2012, $450.0 million 6 1/2% senior subordinated notes due in February 2014 and $350.0 million 6 7/8% senior subordinated notes due in March 2016. The proceeds from these offerings were used to redeem or repurchase the $199.9 million 8 7/8% senior subordinated notes due in December 2008, to repurchase $357.6 million of the 9 7/8% senior subordinated notes due in July 2010, to repurchase $383.1 million of the 8 3/8% senior notes due in February 2008 and to reduce amounts outstanding under the Revolving Facility. As a result of these redemptions, the Company recorded a loss on early retirement of debt of approximately $93.3 million in the year ended December 31, 2004 to reflect the write-off of the unamortized loan costs, unamortized discount, call premium, tender fee and consent payments which were partially offset by the fair value of the interest rate swaps that were tied directly to the redeemed senior and senior subordinated notes.

On February 15, 2005, the Company redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008. As a result of the redemption, the Company will record a loss on early retirement of debt of approximately $0.7 million in the first quarter of 2005 to reflect the write-off of the unamortized loan costs and call premium.

The indentures (the “Indentures”) governing the Company’s senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit the Company and its subsidiaries’ ability to incur additional debt. At December 31, 2004, the Company’s Consolidated Coverage Ratio (as defined in the Indentures) was 4.07 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event the Company’s Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company’s ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt (Continued)

accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the Senior Notes contains a limitation on liens the Company can incur.

The Company has entered into various interest rate swaps with members of its bank group to manage interest expense. As of December 31, 2004, the Company has interest rate swaps with a combined notional amount of $250.0 million that are tied directly to the Company’s 6 1/2% senior subordinated notes and the Company’s 6% senior notes. The interest rate swaps convert a portion of the Company’s fixed-rate debt to a floating-rate based upon three and six-month LIBOR rates. At December 31, 2004, the Company pays a weighted average rate based on LIBOR, which approximates 3.75% and receives a weighted average rate of 6.33%. The interest rate swaps terminate in April 2012 and February 2014. The net effect of the interest rate swaps resulted in a reduction in interest expense of $7.3 million, $3.6 million and $10.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The interest rate swaps that the Company entered into qualify for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS No. 138), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded a liability of $2.2 million and an asset of $3.9 million as of December 31, 2004 and 2003, respectively, representing the fair value of the interest rate swaps and a corresponding decrease and increase in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

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

On October 18, 2002, the Company redeemed its $150 million 9 3/4% senior subordinated notes. The redemption was funded with proceeds from the Revolving Facility. The Company recorded a charge of approximately $10.1 million during the year ended December 31, 2002, to reflect the write-off of the unamortized debt discount, unamortized loan costs and the premium to redeem the $150 million 9 3/4% senior subordinated notes. This charge was partially offset by approximately $5.7 million from the adjusted basis of the debt as a result of the fair value hedge termination that was tied directly to the $150 million 9 3/4% senior subordinated notes, as discussed below. In addition, the Company recorded a loss on early

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt (Continued)

retirement of debt of approximately $1.4 million in 2002 to reflect the write-off of the unamortized loan costs on the previous revolving facility.

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

The estimated fair value of the Company’s long-term debt at December 31, 2004 was approximately $1.38 billion, compared to its book value of approximately $1.34 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, 2004, for the Company’s debt securities that are publicly traded. For the Revolving Facility, the fair value approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years ending December 31,
2005	$16,917
2006	25
2007	5,596
2008	415
2009	51,500
Thereafter	1,265,687
Total	$1,340,140

10. Commitments and Contingencies

Red Rock

In April 2004, we commenced construction of Red Rock Resort Spa and Casino (“Red Rock”) located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. The initial phase of the property is expected to be completed near the end of the first quarter of 2006. We have also announced plans to accelerate the construction of a phase II expansion. Construction on phase II of Red Rock is expected to begin in the latter part of 2005 and is expected to be completed by the end of 2006. The total project will now include over 2,800 slot machines, over 850 hotel rooms, 94,000 square-feet of meeting and convention space, a 35,000 square-foot spa, nine full service restaurants, a 16-screen movie theater complex, a night club and private pool club to be operated by Midnight Oil Company, both indoor and outdoor entertainment venues and parking for almost 5,500 vehicles. As a result of an increase in amenities, an upgrade in the quality of finishes throughout the project, general increases in construction cost and addition of the phase II expansion, the total cost of Red Rock is expected to be approximately $800 million, of which approximately $151.3 million has been spent as of December 31, 2004.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

Santa Fe Station Expansion

In 2003, the Company began a $52 million expansion at Santa Fe Station. The expansion includes additional casino space, slot machines, a new movie theater complex, an upgrade of the property’s bowling center, a new entertainment venue and bar, a new Kid’s Quest facility and other amenities as well as removal of the ice arena. The additional slots, upgrade of the bowling center and new entertainment venue were completed in December 2004. The Company believes the remaining items will be completed in the first quarter of 2005 with the exception of the movie theater complex, which will be completed in April 2005. Approximately $35.8 million has been spent on the expansion as of December 31, 2004.

Sunset Station Expansion

The Company is currently expanding Sunset Station to add a bowling center. The cost of the expansion is expected to be approximately $27 million, of which approximately $9.5 million has been spent as of December 31, 2004. The Company believes that the expansion will be completed in April 2005.

Boulder Station Lease

The Company entered into a ground lease for 27 acres of land on which Boulder Station is located. The Company leases this land from KB Enterprises, a company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the “Related Lessor”), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of the Company and Lorenzo J. Fertitta, Vice Chairman and President of the Company. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $183,333 through June 2008. In July 2008, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals with the next option in June 2008, to purchase the land at fair market value. The Company’s leasehold interest in the property is subject to a lien to secure borrowings under the Revolving Facility.

Texas Station Lease

The Company entered into a ground lease for 47 acres of land on which Texas Station is located. The Company leases this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $287,500 through June 2005. In July 2005, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2010, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals with the next option in May 2005, to purchase the land at fair market value. The Company’s leasehold interest in the property is subject to a lien to secure borrowings under the Revolving Facility.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

Wild Wild West Lease

The Company exercised its option to purchase the 19-acre parcel of land on which Wild Wild West is located in 2003. Pursuant to the lease, the purchase will take place in July 2005 for approximately $36 million. No amounts related to this purchase option have been recorded on the Company’s consolidated balance sheets at December 31, 2004 and 2003. The Company currently leases this land for approximately $2.9 million per year.

Operating Leases

The Company leases several parcels of land, buildings and equipment used in its operations. Leases on various parcels ranging from 2.5 acres to 47 acres have terms expiring between June 2005 and August 2103. Future minimum lease payments required under these operating leases and other noncancelable operating leases are as follows (amounts in thousands):

Years ending December 31,
2005	$11,199
2006	9,058
2007	8,948
2008	8,855
2009	8,841
Thereafter	449,719
Total	$496,620

Rent expense totaled approximately $14.9 million, $13.6 million and $12.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Green Valley Ranch Station

In the fourth quarter of 2003, the Company began a $125 million expansion at Green Valley Ranch Station. The expansion includes hotel rooms, additional meeting space and an expanded spa facility. Construction of the hotel rooms and additional meeting space was completed in December 2004. Construction of the spa facility is expected to be completed in the first quarter of 2005. In connection with the expansion, Green Valley Ranch Station purchased the lease from the spa operator during 2004. Green Valley Ranch Station also terminated the lease of a restaurant at the property and paid the tenant an agreed upon sum during 2004. As a result the Company has recorded a reduction in earnings from joint ventures of approximately $3.6 million as of December 31, 2004, which represents its 50% share of the total loss. In accordance with the terms of the current loan, a completion guaranty is required to complete the expansion. The completion guaranty is a joint obligation of both partners.

The Federated Indians of Graton Rancheria

The Company has entered into Development and Management Agreements with the Federated Indians of the Graton Rancheria (the “FIGR”), a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected the Company to

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

assist it in designing, developing and financing the project and, upon opening, the Company will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and the Company will receive a management fee equal to 22% of the facility’s net income. The Company will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In August 2003, the Company entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (“DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (“NIGC”). Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. As of December 31, 2004, the Company had advanced approximately $22.4 million toward the development of this project, primarily to perform due diligence and secure real estate for the FIGR project, which is included in other assets, net on the Company’s consolidated balance sheets. Funds advanced by the Company are expected to be repaid with the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, the Company has agreed to pay approximately $11.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2004, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, the Company agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with the Company’s agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. The Company has agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2004, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by the Company in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, the Company has agreed to arrange financing for the ongoing development costs and construction of the project. As of December 31, 2004, the Company had advanced approximately $20.2 million toward the development of this project, primarily to secure real estate for the project, which is included in other assets, net on the Company’s consolidated balance sheets. Funds advanced by the Company are expected

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, the Company’s portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

The Company has entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by the Company are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of December 31, 2004, the Company had advanced approximately $5.8 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on the Company’s consolidated balance sheets. In addition, the Company has agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2004, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the receipt of such governmental or regulatory approvals, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

The Company has entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. The Company has secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of December 31, 2004, the Company had advanced approximately $1.5 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on the Company’s consolidated balance sheets. In addition, the Company has agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2004, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. No assurances can be given as to when, or if, the necessary governmental and regulatory approvals will be received. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

11. Other

Cash Transaction Reporting Violations

In April 2003, the Company became aware of violations of certain gaming regulations regarding the reporting of certain cash transactions. The Company self-reported these violations to the Nevada State Gaming Control Board. The Company, along with the Nevada State Gaming Control Board, has investigated the violations. On September 24, 2004, the Nevada Gaming Commission approved the settlement agreement in which we paid approximately $2.4 million in fines and investigative costs to the State of Nevada. The Company has hired additional staff at each of its properties and has increased the level of internal audit review to prevent this type of violation in the future.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 135 million shares of its common stock, $0.01 par value per share, 77,298,227 shares of which were issued and 10,185,343 shares of which were held in treasury as of December 31, 2004. Each holder of the common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

During the year ended December 31, 2004, the Company paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004, $0.175 per share to shareholders of record on May 14, 2004 and August 13, 2004 and $0.21 per share to shareholders of record on November 12, 2004. The total amount paid in dividends for 2004 was $44.3 million. During the year ended December 31, 2003, the Company paid a quarterly cash dividend of $0.125 per share to shareholders of record on August 14, 2003 and November 13, 2003 for a total of $14.9 million.

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

Treasury Stock

During the year ended December 31, 2004, the Company repurchased approximately 64,000 shares of its common stock for approximately $3.2 million. The Company is authorized to repurchase up to approximately 19.5 million shares of its common stock. As of December 31, 2004, the Company had acquired approximately 10.2 million shares at a cost of approximately $137.7 million.

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires companies to disclose other comprehensive income and the components of such income. Comprehensive income is the total of net income and all other non-stockholder changes in equity. For the years ended December 31, 2004, 2003 and 2002, the Company recorded its 50% interest in the mark-to-market valuation of the interest rate swaps at

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders’ Equity (Continued)

Green Valley Ranch Station as other comprehensive income (loss). Comprehensive income was computed as follows (amounts in thousands):

	For the years ended December 31,
	2004	2003	2002
Net income	$66,350	$44,343	$17,932
Mark-to-market valuation of interest rate swaps, net of tax	723	361	(1,695)
Comprehensive income	$67,073	$44,704	$16,237

Rights Plan

On October 6, 1997, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The dividend was paid on October 21, 1997. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share (“Preferred Shares”) of the Company at a price of $40.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable until the earlier of 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding common stock (“Acquiring Person”) or 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding common stock.

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

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Benefit Plans

Stock Compensation Programs

The Company has adopted a Stock Compensation Program which includes (i) an Incentive Stock Option Plan for the grant of incentive stock options, (ii) a Compensatory Stock Option Plan providing for the grant of nonqualified stock options, (iii) a Restricted Shares Plan providing for the grant of restricted shares of common stock and (iv) a Nonemployee Director Stock Option Plan, providing for the grant of nonqualified stock options. The Company has also adopted the 1999 Stock Compensation Program (combined with the Stock Compensation Program “the Programs”), which includes (i) the 1999 Compensatory Stock Option Plan providing for the majority of the grants of nonqualified stock options to employees who are not officers or directors of the Company and (ii) the 1999 Share Plan which grants shares of the Company’s common stock to employees based on their length of service with the Company and restricted shares of common stock are granted. Officers, key employees, directors (whether employee or non-employee) and independent contractors or consultants of the Company and its subsidiaries are eligible to participate in the Programs. However, only employees of the Company and its subsidiaries are eligible to receive incentive stock options.

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

The Programs will terminate 10 years from the date of adoption or extension, unless terminated earlier by the Board of Directors, and no options or restricted shares may be granted under the Programs after such date. Summarized information for the Programs is as follows:

	For the years ended December 31,
	2004		2003		2002
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of the year	9,619,816	$11.25	13,533,544	$10.59	14,637,783	$10.22
Granted	—	—	169,500	$19.98	1,649,500	$13.70
Exercised	(5,203,316)	$10.57	(3,838,986)	$8.63	(1,079,667)	$8.46
Canceled	(463,800)	$12.72	(244,242)	$13.15	(1,674,072)	$13.07
Outstanding at end of the year	3,952,700	$11.96	9,619,816	$11.25	13,533,544	$10.59
Exercisable at end of year	1,972,850	$11.82	5,383,469	$10.36	7,133,595	$9.05
Options available for grant	456,876		1,182,455		1,497,825

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Benefit Plans (Continued)

The following table summarizes information about the options outstanding at December 31, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2004	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2004	Weighted average exercise price
$ 3.29—$ 8.00	247,400	4.10	$5.72	205,600	$5.32
$ 8.01—$16.00	3,486,450	6.40	$11.98	1,707,500	$12.39
$16.01—$24.00	196,350	7.50	$17.62	57,250	$17.31
$24.01—$31.65	22,500	8.70	$29.51	2,500	$31.23
	3,952,700	6.32	$11.96	1,972,850	$11.82

Restricted stock grants of 1,420,413, 383,468, and 50,000 shares were issued under the Programs during the years ended December 31, 2004, 2003 and 2002, respectively. The effect of these grants is to increase the issued and outstanding shares of the Company’s common stock and decrease the number of shares available for grant in the plan. Deferred compensation is recorded for the restricted stock grants equal to the market value of the Company’s common stock on the date of grant. The deferred compensation is amortized over the period the restricted stock vests and is recorded as compensation expense in the accompanying consolidated statements of operations.

The fair value on the grant date of the restricted shares and the amount of compensation expense recognized in connection with the restricted shares is as follows (amounts in thousands):

	For the years ended December 31,
	2004	2003	2002
Fair value on grant date	$65,924	$11,472	$695
Compensation expense	9,676	3,201	2,973

401(k) Plan

The Company has a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50% of the first 4% of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company’s matching contribution was approximately $2.0 million, $1.8 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

14. Executive Compensation Plans

The Company has employment agreements with certain of its executive officers. These contracts provide for, among other things, an annual base salary, supplemental long-term disability and supplemental life insurance benefits in excess of the Company’s normal coverage for employees. In addition, the Company has adopted a Supplemental Executive Retirement Plan for its Chief Executive Officer and President and a Supplemental Management Retirement Plan for certain key executives as selected by the Governance and Compensation Committee of the Company’s Board of Directors. Other executive plans include a Deferred Compensation Plan and a Long-Term Stay-On Performance Incentive Plan.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes

The Company files a consolidated federal income tax return. The provision for income taxes for financial reporting purposes consists of the following (amounts in thousands):

	For the years ended December 31,
	2004	2003	2002
Income tax provision from continuing operations	$(38,879)	$(23,834)	$(18,508)
Tax benefit from change in accounting principle	—	—	7,170
Total income taxes	$(38,879)	$(23,834)	$(11,338)

The provision for income taxes attributable to net income consists of the following (amounts in thousands):

	For the years ended December 31,
	2004	2003	2002
Current	$(10,187)	$(27,416)	$(2,852)
Deferred	(28,692)	3,582	(15,656)
Total income taxes	$(38,879)	$(23,834)	$(18,508)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	For the years ended December 31,
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
Lobbying and political	0.4	0.2	0.7
Fines & penalties	0.6	—	—
Meals and entertainment	0.1	0.1	0.6
Credits earned, net	(0.6)	(0.9)	(1.7)
Nondeductible officers compensation	2.4	2.6	2.8
Reduction in liability based on conclusion of an IRS examination	(1.1)	(2.2)	—
Other, net	0.1	0.2	1.3
Effective tax rate	36.9%	35.0%	38.7%

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Accrued vacation, bonuses and group insurance	$ 4,986	$ 3,880
Preopening and other costs, net of amortization	4,991	4,434
Net operating loss carryover	53,256	—
Accrued benefits	13,739	11,614
FICA credits	2,846	1,179
Minimum tax credit carryover	20,838	19,999
Other deferred tax assets	5,294	18,253
Total deferred tax assets	$ 105,950	$ 59,359
Deferred tax liabilities:
Prepaid expenses and other	$ (10,463)	$ (5,329)
Temporary differences related to property and equipment	(110,309)	(100,027)
Amortization	(5,485)	(1,150)
Other	—	(1,334)
Total deferred tax liabilities	$ (126,257)	$ (107,840)
Net	$ (20,307)	$ (48,481)

The excess of the tentative minimum tax over the regular federal income tax is a tax credit, which can be carried forward indefinitely to reduce future regular federal income tax liabilities. The Company did not record a valuation allowance at December 31, 2004 or 2003 relating to recorded tax benefits because all benefits are more likely than not to be realized.

During 2004 and 2003, the Internal Revenue Service (“IRS”) completed their audits through and including December 31, 2002. Based on the favorable conclusion of their audits, the Company recorded a reduction in its tax contingency reserve of approximately $1.1 million and $1.5 million in the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2004, the Company has a tax net operating loss carryover of approximately $152 million that expires in 2024. SFAS No. 109 requires that the tax benefit of a net operating loss be recorded as an asset. Management believes that the realization of this deferred tax asset is more likely than not based on expectations of future taxable income.

As of December 31, 2004, the Company has a capital loss carryover of approximately $85 thousand that is available to offset capital gains. SFAS No. 109 requires that the tax benefit of a capital loss be recorded as an asset. Management believes that the realization of this deferred tax asset is more likely than not based on the characterization of taxable income.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Legal Matters

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

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Legal Matters (Continued)

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

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Legal Matters (Continued)

declared invalid, and dismissed without prejudice the Company’s counterclaims for declaratory judgment of noninfringement and invalidity.

On September 13, 2004, Harrah’s filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On October 14, 2004, the Company filed a Notice of Cross Appeal with the Federal Circuit. On February 17, 2005, Harrah’s filed its appellate brief with the Federal Circuit. While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs’ claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position or results of operations.

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

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Legal Matters (Continued)

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

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly Financial Information (Unaudited)

	Net revenues	Operating income	Income (loss) before income taxes and change in accounting principle	Net income (loss) applicable to common stock	Diluted earnings (loss) per common share
	(amounts in thousands, except per share amounts)
Year ended December 31, 2004
First quarter (a)	$238,965	$63,651	$ (46,497)	$ (29,758)	$ (0.48)
Second quarter (b)	240,177	62,328	45,328	29,010	0.43
Third quarter (c)	242,862	58,608	45,670	29,086	0.43
Fourth quarter (d)	264,738	72,468	60,728	38,012	0.55
Year ended December 31, 2003
First quarter (e)	$199,561	$40,550	$ 19,938	$ 12,561	$ 0.21
Second quarter (f)	210,005	48,002	32,743	20,628	0.33
Third quarter (g)	218,670	49,880	31,431	19,802	0.32
Fourth quarter (h)	229,853	2,639	(15,935)	(8,648)	(0.14)

(a)           Includes development expense of approximately $4.0 million and loss on early retirement of debt of approximately $93.3 million.

(b)          Includes development expense of approximately $2.2 million and preopening expense of approximately $0.3 million.

(c)           Includes development expense of approximately $2.1 million and preopening expense of approximately $0.3 million.

(d)          Includes development expenses of approximately $2.4 million and preopening expense of approximately $0.3 million.

(e)           Includes an impairment loss of approximately $1.4 million primarily related to the write off of an investment in the development of a new slot product (see Note 7).

(f)             Includes development fees of approximately $3.6 million from Thunder Valley.

(g)           Includes development fees of approximately $0.8 million from Thunder Valley. Also includes development expenses of approximately $2.9 million.

(h)          Includes development fees of approximately $0.2 million from Thunder Valley, development expenses of approximately $1.4 million, a goodwill impairment loss of approximately $17.5 million at Fiesta Rancho (see Goodwill and Other Intangibles in Note 1) and a litigation settlement of $38.0 million.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal controls may vary over time.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 51.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated by reference the information appearing in the section entitled “Directors and Executive Officers” in the Registrant’s definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

There is incorporated by reference the information appearing in the section entitled “Executive Compensation” in the Registrant’s definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is incorporated by reference the information appearing in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Registrant’s definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is incorporated by reference the information appearing in the sections entitled “Certain Relationships and Related Transactions” in the Registrant’s definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

There is incorporated by reference the information appearing in the section entitled “Fees Paid to Independent Auditors” in the Registrant’s definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           1. Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

Reports of Independent Registered Public Accounting Firm—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP

Consolidated Balance Sheets as of December 31, 2004 and 2003

Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.                None

3.                Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)
3.2	Restated Bylaws of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)
4.1	Form of Senior Notes of the Registrant (March 2004 Issue). (Included in Exhibit 4.2 which is incorporated herein by reference to Registration Statement No. 333-113986)
4.2	Indenture dated as of March 17, 2004 between the Registrant and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to Registration Statement No. 333-113986)
4.3

Form of Subordinated Notes of the Registrant (January 2004 Issue). (Included in Exhibit 4.4 which is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003)

4.4

Indenture dated as of January 29, 2004 between the Registrant and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003)

4.5

Form of Subordinated Notes of the Registrant (February 2004 Issue). (Included in Exhibit 4.6 which is incorporated herein by reference to the Company’s Annual Report of Form 10-K for the period ended December 31, 2003)

4.6

Indenture dated as of February 27, 2004 between the Registrant and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003)

4.7	Form of Subordinated Note of the Registrant (2000 issue). (Incorporated herein by reference to the Company’s Registration Statement on Form S-4 dated October 30, 2000)
4.8

Indenture dated as of July 7, 2000 between the Registrant and First Union National Bank as Trustee. (Incorporated herein by reference to the Company’s Registration Statement on Form S-4 dated October 30, 2000)

4.9

First Supplemental Indenture dated as of February 27, 2004 between the Registrant and Wachovia Bank, National Association (as successor to First Union National Bank), with respect to the Indenture dated as of July 7, 2000. (Incorporated herein by reference to Registration Statement No. 333-113986)

4.10	Amended and Restated Loan Agreement dated as of December 21, 2004. (Incorporated herein by reference to the Company’s Form 8-K dated December 23, 2004)
4.11

Rights Agreement dated October 6, 1997 between the Company and Continental Stock Transfer and Trust Company, as Rights Agent. (Incorporated herein by reference to the Company’s Form 8-K dated October 9, 1997)

4.12

Amendment to Rights Agreement, dated as of January 16, 1998, between Station Casinos, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to the Company’s Form 8-K dated January 27, 1998)

4.13

Amendment No. 2 to Rights Agreement, dated as of December 1, 1998, between Station Casinos, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to the Company’s Form 8-K dated November 6, 1998)

4.14

Amended and Restated Loan Agreement, dated as of December 17, 2004, among Green Valley Ranch Gaming, LLC, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC and Wells Fargo Bank, N.A. (Incorporated herein by reference to the Company’s Form 8-K dated December 23, 2004)

4.15

Completion Guaranty by Station Casinos, Inc., GCR Gaming, LLC, and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant, and Bank of America, N.A., as Administrative Agent, dated as of December 17, 2004.

10.1

Ground Lease between Boulder Station, Inc. and KB Enterprises dated as of June 1, 1993. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.2

Option to Lease or Purchase dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.3

Option to Acquire Interest Under Purchase Contract dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.4

First Amendment to Ground Lease and Sublease, dated as of June 30, 1995, by and between KB Enterprises, as landlord and Boulder Station, Inc. (Incorporated herein by reference to the Company’s Form 8-K dated July 5, 1995)

10.5

Rent Agreement to the First Amendment to Ground Lease and Sublease, dated as of March 30, 2003, by and between KB Enterprises, as landlord and Boulder Station, Inc. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated March 31, 2003)

10.6	Ground Lease between Registrant and Texas Gambling Hall & Hotel, Inc. dated as of June 1, 1995. (Incorporated herein by reference to the Company’s Form 8-K dated July 5, 1995)
10.7	First Amendment to Ground Lease dated as of June 30, 1995 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company’s Form 8-K dated July 5, 1995)
10.8

Rent Agreement to the First Amendment to Ground Lease, dated as of May 12, 2000 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10.9

Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 between Registrant and Texas Station, Inc. (Incorporated herein by reference to the Company’s Form 8-K dated July 5, 1995)

10.10

Executive Employment Agreement between Frank J. Fertitta III and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.11

First Amendment to Executive Employment Agreement between Frank J. Fertitta III and the Registrant dated as of February 4, 2005. (Incorporated herein by reference to the Company’s Form 8-K dated February 7, 2005)

10.12

Executive Employment Agreement between Glenn C. Christenson and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.13

Executive Employment Agreement between Scott M Nielson and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.14	First Amendment to Executive Employment Agreement between Scott M Nielson and the Registrant dated as of July 13, 2004.
10.15

Executive Employment Agreement between Lorenzo J. Fertitta and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.16

First Amendment to Executive Employment Agreement between Lorenzo J. Fertitta and the Registrant dated as of February 4, 2005. (Incorporated herein by reference to the Company’s Form 8-K dated February 7, 2005)

10.17

Executive Employment Agreement between William W. Warner and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.18

Executive Employment Agreement between Richard J. Haskins and the Registrant dated as of July 13, 2004. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004)

10.19	Amended and Restated Stock Compensation Program of the Registrant dated as of May 24, 1999. (Incorporated herein by reference to the Company’s Form S-8 filed as of June 17, 1999)
10.20	1999 Stock Compensation Program of the Registrant dated as of December 7, 1999. (Incorporated herein by reference to the Company’s Form S-8 filed as of June 30, 2000)
10.21

Supplemental Executive Retirement Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.22	First Amendment to the Supplemental Executive Retirement Plan of the Registrant dated as of February 4, 2005. (Incorporated herein by reference to the Company’s Form 8-K dated February 7, 2005)
10.23

Supplemental Management Retirement Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.24

Long-Term Stay-On Performance Incentive Payment Agreement between the Registrant and Lorenzo J. Fertitta dated as of March 15, 2002. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001)

10.25

Long-Term Stay-On Performance Incentive Payment Agreement between the Registrant and William W. Warner dated April 1, 2002. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003)

10.26

Long-Term Stay-On Performance Incentive Payment Agreement between the Registrant and Richard J. Haskins dated as of April 1, 2004. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004)

10.27

Amended and Restated Deferred Compensation Plan of the Registrant dated as of September 12, 2001. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001)

10.28

First Amendment to the Amended and Restated Deferred Compensation Plan dated as of December 4, 2002. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002)

10.29

Special Long-Term Disability Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.30	Form of Indemnification Agreement for Directors and Executive Officers. (Incorporated herein by reference to the Company’s Registration Statement No. 33-59302)
10.31	Form of Indemnification Agreement between the Registrant and Frank Fertitta, Jr. (Incorporated herein by reference to the Company’s Registration Statement No. 33-59302)
10.32

Operating Agreement dated March 10, 2000, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999)

10.33

First Amendment to Operating Agreement dated March 10, 2000, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant, dated as of September 17, 2001. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001)

10.34

Second Amendment to Operating Agreement dated December 19, 2003, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003)

10.35	Third Amendment to Operating Agreement dated December 17, 2004, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant.
10.36

Second Amended and Restated Management Agreement between the Registrant and the United Auburn Indian Community dated as of November 1, 2002. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002)

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

(b)          Reports on Form 8K

On October 1, 2004, the Company filed a Current Report on Form 8-K dated October 1, 2004, reporting items listed under Item 2.01.

On October 19, 2004, the Company filed a Current Report on Form 8-K dated October 19, 2004, reporting items listed under Item 2.02.

On October 21, 2004, the Company filed a Current report on Form 8-K dated October 21, 2004, reporting items listed under Item 8.01.

On November 8, 2004, the Company filed a Current report on Form 8-K dated November 8, 2004, reporting items listed under Item 8.01.

On December 3, 2004, the Company filed a Current report on Form 8-K dated December 1, 2004, reporting items listed under Item 5.02.

On December 23, 2004, the Company filed a Current report on Form 8-K dated December 23, 2004, reporting items listed under Item 2.03.

On January 14, 2005, the Company filed a Current report on Form 8-K dated January 14, 2005, reporting items listed under Item 8.01.

On January 24, 2005, the Company filed a Current report on Form 8-K dated January 24, 2005, reporting items listed under Item 2.02.

On February 7, 2005, the Company filed a Current report on Form 8-K dated February 7, 2005, reporting items listed under Item 1.01.

On February 8, 2005, the Company filed a Current report on Form 8-K dated February 4, 2005, reporting items listed under Item 8.01.

On February 17, 2005, the Company filed a Current report on Form 8-K dated February 16, 2005, reporting items listed under Item 8.01.

(c)           None

(d)          None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS, INC.
Dated: March 15, 2005	By:	/s/ FRANK J. FERTITTA III
Frank J. Fertitta III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ FRANK J. FERTITTA III	Chairman of the Board and Chief Executive	March 15, 2005
Frank J. Fertitta III	Officer (Principal Executive Officer)
/s/ LORENZO J. FERTITTA	Vice Chairman, President and Director	March 15, 2005
Lorenzo J. Fertitta
	Executive Vice President, Chief Financial	March 15, 2005
/s/ GLENN C. CHRISTENSON	Officer, Chief Administrative Officer and
Glenn C. Christenson	Treasurer (Principal Financial and
Accounting Officer)
/s/ LOWELL H. LEBERMANN, JR.	Director	March 15, 2005
Lowell H. Lebermann, Jr.
/s/ JAMES E. NAVE	Director	March 15, 2005
James E. Nave
/s/ LEE S. ISGUR	Director	March 15, 2005
Lee S. Isgur
/s/ ROBERT E. LEWIS	Director	March 15, 2005
Robert E. Lewis