Form 10-K/A
period 2004-12-31
STATION CASINOS INC
filed 2005-03-18
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATION:

Station Casinos, Inc. (the “Company”) is filing this amendment to Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2004, solely for the purpose of amending the Consent of Ernst & Young LLP filed as Exhibit 23.1.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Listed Below are Exhibits filed or furnished as part of this amended report.

Exhibit Number	Description
23.1	Consent of Ernst & Young LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS, INC.
Dated: March 17, 2005	By:	/s/ GLENN C. CHRISTENSON
Glenn C. Christenson Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Accounting Officer)