Form 10-Q
period 2005-03-31
STATION CASINOS INC
filed 2005-05-10
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer.  Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005
Common stock, $0.01 par value	67,815,078

STATION CASINOS, INC.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,237	$68,417
Receivables, net	20,354	21,452
Inventories	5,068	5,459
Prepaid gaming tax	15,913	16,432
Prepaid expenses	9,199	7,761
Total current assets	106,771	119,521

Property and equipment, net	1,470,234	1,367,957
Goodwill and other intangibles, net	155,481	155,775
Land held for development	188,014	167,729
Investments in joint ventures	116,085	106,598
Other assets, net	132,225	128,004
Total assets	$2,168,810	$2,045,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$24	$16,917
Accounts payable	8,436	10,351
Construction contracts payable	40,950	36,298
Accrued expenses and other current liabilities	102,685	112,450
Total current liabilities	152,095	176,016

Long-term debt, less current portion	1,399,357	1,321,296
Deferred income tax, net	30,824	20,094
Other long-term liabilities, net	49,157	39,257
Total liabilities	1,631,433	1,556,663

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 77,967,427 and 77,298,227 shares issued	567	561
Treasury stock, 10,192,924 and 10,185,343 shares, at cost	(138,183)	(137,714)
Additional paid-in capital	586,263	567,939
Deferred compensation - restricted stock	(74,524)	(77,598)
Accumulated other comprehensive income (loss)	449	(611)
Retained earnings	162,805	136,344
Total stockholders’ equity	537,377	488,921
Total liabilities and stockholders’ equity	$2,168,810	$2,045,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2005	2004

Operating revenues:
Casino	$204,013	$175,494
Food and beverage	36,837	34,369
Room	16,381	14,913
Other	11,183	10,059
Management fees	23,276	20,970
Gross revenues	291,690	255,805
Promotional allowances	(18,230)	(16,840)
Net revenues	273,460	238,965

Operating costs and expenses:
Casino	70,728	66,540
Food and beverage	25,242	23,780
Room	5,202	4,991
Other	3,930	3,889
Selling, general and administrative	43,939	41,189
Corporate expense	14,192	11,473
Development expense	2,611	4,002
Depreciation and amortization	24,353	19,450
Lease buyouts	8,094	—
Preopening expenses	617	—
	198,908	175,314

Operating income	74,552	63,651
Earnings from joint ventures	10,690	7,031
Operating income and earnings from joint ventures	85,242	70,682

Other income (expense):
Interest expense, net	(18,966)	(22,449)
Interest and other expense from joint ventures	(1,684)	(1,386)
Loss on early retirement of debt	(678)	(93,265)
Other	87	(79)
	(21,241)	(117,179)

Income (loss) before income taxes	64,001	(46,497)
Income tax (provision) benefit	(23,361)	16,739
Net income (loss)	$40,640	$(29,758)

Basic and diluted earnings (loss) per common share:
Net income (loss):
Basic	$0.60	$(0.48)
Diluted	$0.59	$(0.48)
Weighted average common shares outstanding:
Basic	67,435	62,268
Diluted	69,140	62,268

Dividends paid per common share	$0.210	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$40,640	$(29,758)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,353	19,450
Loss on early retirement of debt	678	93,265
Deferred income tax	11,000	(36,258)
Tax benefit from exercise of stock options	11,656	20,159
Earnings from joint ventures, net	(9,006)	(5,645)
Amortization of debt discount and issuance costs	825	820
Changes in assets and liabilities:
Receivables, net	1,098	9,444
Inventories and prepaid expenses	(528)	(1,317)
Accounts payable	(1,915)	(4,565)
Accrued expenses and other current liabilities	(10,035)	(50,563)
Other, net	4,357	2,456
Total adjustments	32,483	47,246
Net cash provided by operating activities	73,123	17,488
Cash flows from investing activities:
Capital expenditures	(147,299)	(42,151)
Proceeds from sale of land, property and equipment	475	—
Accrued construction contracts payable	60,396	—
Payments on construction contracts	(55,744)	—
Other, net	(1,578)	(6,238)
Net cash used in investing activities	(143,750)	(48,389)
Cash flows from financing activities:
Redemption of senior and senior subordinated notes	(16,894)	(1,028,815)
Proceeds from the issuance of senior and senior subordinated notes, net	—	1,248,226
Borrowings (payments) under bank facility with maturity dates less than three months, net	83,500	(127,000)
Payments under bank facility, maturity dates greater than three months	—	(50,000)
Proceeds from exercise of stock options	6,674	20,703
Debt issuance costs	(166)	(14,144)
Payment of dividends	(14,179)	(7,830)
Purchase of treasury stock	(469)	(149)
Other, net	(19)	(208)
Net cash provided by financing activities	58,447	40,783
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(12,180)	9,882
Balance, beginning of period	68,417	62,272
Balance, end of period	$56,237	$72,154
Supplemental cash flow disclosures:
Cash paid for interest, net of $2,918 and $1,450 capitalized	$36,884	$26,880
Cash received for income taxes, net	$—	$6,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      Basis of Presentation

Station Casinos, Inc. (the “Company”), a Nevada corporation, is a gaming and entertainment company that currently owns and operates eight major hotel/casino properties (one of which is 50% owned and managed by the Company) under the Station and Fiesta brand names and five smaller casino properties (one of which is 50% owned and managed by the Company), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and MPM Enterprises, LLC (which is 50% owned by the Company and required to be consolidated). Investments in all other 50% or less owned affiliated companies are accounted for under the equity method.  All significant intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2004 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

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

	March 31, 2005	December 31, 2004
	(unaudited)
Green Valley Ranch Station (50.0%)	$94,162	$85,274
Barley’s (50.0%)	3,432	2,984
Palms Casino Resort (6.7%)	18,491	18,340
Investments in joint ventures	$116,085	$106,598

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Current assets	$65,042	$72,451
Property and equipment and other assets, net	677,119	633,592
Current liabilities	58,934	60,605
Long-term debt and other liabilities	259,613	243,430
Stockholders’ equity	423,614	402,008

Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2005	2004
Net revenues	$105,780	$93,115
Operating costs and expenses	78,731	70,649
Operating income	27,049	22,466
Interest and other expense, net	(3,294)	(4,188)
Net income	$23,755	$18,278

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

	Three months ended March 31,
	2005	2004
Operating earnings from joint ventures	$10,690	$7,031
Interest and other expense from joint ventures	(1,684)	(1,386)
Net earnings from joint ventures	$9,006	$5,645

Green Valley Ranch Station

Green Valley Ranch Station is owned by a 50/50 joint venture between the Company and GCR Gaming. In December 2004, Green Valley Ranch Station entered into a new $250 million Second Amended and Restated Loan Agreement (the “Green Valley Facility”), which refinanced the existing $250 million revolving credit facility and term loan. The Green Valley Facility extends the maturity of the revolving portion to December 2009 and the term loan portion to December 2011. The outstanding balance of the Green Valley Ranch Station revolving credit facility as of March 31, 2005, was approximately $199.5 million.

3.                                      Management Fees

The Company manages Thunder Valley on behalf of the United Auburn Indian Community (the “UAIC”) and receives a management fee equal to 24% of net income (as defined in the management agreement). The Company is also the managing partner for both Green Valley Ranch Station and Barley’s and receives a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch Station and 10% of EBITDA from Barley’s. The Company’s management fees are included in net revenues on the Company’s condensed consolidated statements of operations.

United Auburn Indian Community

The Company has entered into a Development Services Agreement and a Management Agreement with the UAIC. The Company’s seven-year Management Agreement was approved by the National Indian Gaming Commission (the “NIGC”) and expires in June 2010. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered into by the UAIC and Placer County, California, the Company and the UAIC developed Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80 on Highway 65, in Placer County, California, near Sacramento, which opened on June 9, 2003. In June 2004, the UAIC successfully negotiated a new Tribal-State Gaming Compact (the “Amended Compact”) with the State of California which was subsequently approved by the United States Department of the Interior (the “DOI”).  The Amended Compact allows an unlimited number of slot machines at Thunder Valley and extends the term an additional 10 years to 2030. The Amended Compact also includes a revenue sharing agreement with the State of California.  The UAIC will pay approximately $33.8 million annually to the State of California commencing in January 2005 and additional annual fees ranging from $11,000 to $13,200 per machine for any slot machines added above the 1,906 machines that were in operation at Thunder Valley prior to the Amended Compact.

4.                                      Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Revolving credit facility, $1.0 billion limit at March 31, 2005, due December 31, 2009, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (4.4% at March 31, 2005)	$135,000	$51,500
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009	450,000	450,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $1.6 million at March 31, 2005	448,400	448,354
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009	350,000	350,000
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, callable July 1, 2005, net of unamortized discount of $44 at March 31, 2005	17,334	17,332
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008	—	16,894
Other long-term debt, interest at 6.0% at March 31, 2005, maturity dates ranging from 2007 to 2008	6,054	6,060
Total long-term debt	1,406,788	1,340,140
Current portion of long-term debt	(24)	(16,917)
Market value of interest rate swaps	(7,407)	(1,927)
Total long-term debt, net	$1,399,357	$1,321,296

Revolving Facility

In December 2004, the Company increased its available borrowing capacity under its revolving credit facility (the “Revolving Facility”) to $1.0 billion and extended the maturity by two years to December 2009. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company’s combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of March 31, 2005, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.38%. The maximum margin for Eurodollar Rate borrowings is 2.13%. The maximum margin for Alternate Base Rate borrowings is 0.88%. As of March 31, 2005, the fee for the unfunded portion of the Revolving Facility was 0.25%.

The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of March 31, 2005, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.45 to 1.00 and the fixed charge coverage ratio was 2.44 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through December 31, 2005, which reduces to 5.25 to 1.00 on March 31, 2006 through December 31, 2006, to 5.00 to 1.00 on March 31, 2007 through December 31, 2007, to 4.75 to 1.00 on March 31, 2008 through December 31, 2008 and to 4.50 to 1.00 on March 31, 2009. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. As of March 31, 2005, the

Company’s consolidated funded debt to Adjusted EBITDA ratio was 3.52 to 1.00. The Company has pledged the stock of all of its major subsidiaries.

Senior and Senior Subordinated Notes

On February 15, 2005, the Company redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008. As a result of the redemption, the Company recorded a loss on early retirement of debt of approximately $0.7 million in the three months ended March 31, 2005 to reflect the write-off of the unamortized loan costs and call premium.

During the first quarter 2004, the Company refinanced substantially all of its senior and senior subordinated notes. The Company issued $1.25 billion in new senior and senior subordinated notes which consists of $450.0 million 6% senior notes due in April 2012, $450.0 million 6 1/2% senior subordinated notes due in February 2014 and $350.0 million 6 7/8% senior subordinated notes due in March 2016. The proceeds from these offerings were used to redeem or repurchase the $199.9 million 8 7/8% senior subordinated notes due in December 2008, to repurchase $357.6 million of the 9 7/8% senior subordinated notes due in July 2010, to repurchase $383.1 million of the 8 3/8% senior notes due in February 2008 and to reduce amounts outstanding under the Revolving Facility. As a result of these redemptions, the Company recorded a loss on early retirement of debt of approximately $93.3 million in the three months ended March 31, 2004 to reflect the write-off of the unamortized loan costs, unamortized discount, call premium, tender fee and consent payments which were partially offset by the fair value of the interest rate swaps that were tied directly to the redeemed senior and senior subordinated notes.

The indentures (the “Indentures”) governing the Company’s senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit the Company and its subsidiaries’ ability to incur additional debt. At March 31, 2005, the Company’s Consolidated Coverage Ratio (as defined in the Indentures) was 4.5 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event the Company’s Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company’s ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens the Company can incur.

The Company has entered into various interest rate swaps with members of its bank group to manage interest expense. As of March 31, 2005, the Company has interest rate swaps with a combined notional amount of $250.0 million that are tied directly to the Company’s 6 1/2% senior subordinated notes and the Company’s 6% senior notes. The interest rate swaps convert a portion of the Company’s fixed-rate debt to a floating-rate based upon three and six-month LIBOR rates. At March 31, 2005, the Company paid a weighted average rate based on LIBOR, which approximated 4.59% and received a weighted average rate of 6.33%. The interest rate swaps terminate in April 2012 and February 2014. The net effect of the interest rate swaps resulted in a reduction in interest expense of $1.3 million and $1.8 million for the three months ended March 31, 2005 and 2004, respectively.

The interest rate swaps that the Company entered into qualify for the “shortcut” method allowed under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS No.138), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded a liability of $7.7 million and $2.2 million as of March 31, 2005 and December 31, 2004, respectively, representing the fair value of the interest rate swaps and a corresponding decrease in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

5.                                      Stockholders’ Equity

During the three months ended March 31, 2005, the Company repurchased 7,581 shares of its common stock for approximately $469,000. As of March 31, 2005, the Company had acquired 10.2 million shares at a cost of approximately $138.2 million. The Company is authorized to purchase approximately 10.4 million additional shares of its common stock as of March 31, 2005.

SFAS No. 130, “Reporting Comprehensive Income”, requires companies to disclose other comprehensive income (loss) and the components of such income (loss).  Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity. The Company has recorded its 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch Station as other comprehensive income (loss).  Comprehensive income (loss) was computed as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2005	2004
Net income (loss)	$40,640	$(29,758)
Mark-to-market valuation of interest rate swaps, net of tax	1,060	(829)
Comprehensive income (loss)	$41,700	$(30,587)

The weighted average number of common shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following (amounts in thousands, unaudited):

	Three months ended March 31,
	2005	2004
Weighted average common shares outstanding (used in calculation of basic earnings (loss) per share)	67,435	62,268
Potential dilution from the assumed exercise of stock options	1,705	—
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings (loss) per share)	69,140	62,268

The Company recorded a net loss for the three months ended March 31, 2004 and, as a result, there was no potential dilution from the assumed exercise of stock options as they were antidilutive and not included in the calculation of weighted average common and common equivalent shares outstanding.

During the quarter ended March 31, 2005, the Company paid a quarterly cash dividend of $0.21 per share to shareholders of record on February 11, 2005 for approximately $14.2 million. On April 4, 2005, the Company announced a quarterly cash dividend of $0.21 per share which is payable on June 3, 2005 to shareholders of record on May 13, 2005.  During the quarter ended March 31, 2004, the Company paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004 for approximately $7.8 million.

6.                                      Future Development

Red Rock Resort Spa and Casino

In April 2004, the Company commenced construction of Red Rock Resort Spa and Casino (“Red Rock”) located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. The initial phase of the property is expected to be completed near the end of the first quarter of 2006. The Company also plans to accelerate the construction of a phase II expansion. Construction on phase II of Red Rock is expected to begin in the latter part of 2005 and is expected to be completed by the end of 2006. The total project will include over 2,800 slot machines, 850 hotel rooms, 94,000 square-feet of meeting and convention space, a 35,000 square-foot spa, nine full service restaurants, a 16-screen movie theater complex, a night club and private pool club to be operated by Midnight Oil Company, both indoor and outdoor entertainment venues and parking for almost 5,500 vehicles. The total cost of Red Rock, including the phase II expansion, is expected to be approximately $800 million, of which approximately $205.7 million has been spent as of March 31, 2005.

Santa Fe Station Expansion

In 2003, the Company began a $52 million phase II expansion at Santa Fe Station. The expansion includes additional casino space, slot machines, a new movie theater complex, an upgrade of the property’s bowling center, a new entertainment venue and bar, a new Kid’s Quest facility and other amenities as well as removal of the ice arena. The additional slot machines, upgrade of the bowling center, removal of the ice arena and new entertainment venue were completed during 2004.  The remaining items were completed in the first quarter of 2005, with the exception of the movie theater complex which will be completed in May 2005.  Approximately $41.0 million has been spent on the phase II expansion as of March 31, 2005.

In April 2005, the Company announced a $120 million phase III master-planned expansion at Santa Fe Station which will include a 2,900-space parking garage, a 500-seat buffet, 400 additional slot machines, a remodel and expansion of the race and sports book, a 15,000 square-foot meeting and banquet facility and a new center bar.  The entire project will include approximately 125,000 square-feet of additional space.  Construction of this project is expected to begin in August 2005 and to be completed in September 2006.

Sunset Station Expansion

In April 2005, the Company completed a $27 million expansion at Sunset Station which added a bowling center. Approximately $22.2 million has been spent as of March 31, 2005.

Fiesta Henderson Expansion

In April 2005, the Company announced a $70 million phase II master-planned expansion at Fiesta Henderson which will include a 1,500-space parking garage, 350 additional slot machines, a remodeled and expanded race and sports book and a 12-screen movie theater complex.  Construction of the project is expected to begin in July 2005 and be completed by June 2006.

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

In August 2003, the Company entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. As of March 31, 2005, the Company had advanced approximately $23.2 million toward the development of this project, primarily to perform due diligence and secure real estate for the FIGR project, which is included in other assets, net on the Company’s condensed consolidated balance sheets. Funds advanced by the Company are expected to be repaid with the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, the Company has agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of March 31, 2005, approximately $2.0 million of these payments had been made and were recorded in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, the Company agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with the Company’s agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into Amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. The Company has agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of March 31, 2005, approximately $2.0 million of these payments had been made and were recorded in development expense as incurred. An additional $12.0 million in total may be paid by the Company in years six and seven of the Amended Management Agreement, subject to certain contingencies. Under the terms of the Amended Development Agreement, the Company has agreed to arrange financing for the ongoing development costs and construction of the project. As of March 31, 2005, the Company had advanced approximately $21.3 million toward the development of this project, primarily to secure real estate for the project, which is included in other assets, net on the Company’s condensed consolidated balance sheets. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The Amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, the Company’s portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. Pursuant to a Memorandum dated April 18, 2005, the Office of the Secretary of the DOI indicated its approval of the conveyance of the property into trust for the benefit of Gun Lake, subject to publication of notice and expiration of the 30-day waiting period required by law.  Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

The Company has entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by the Company are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of March 31, 2005, the Company had advanced approximately $6.1 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on the Company’s condensed consolidated balance sheets. In addition, the Company has agreed to pay approximately $2.2 million upon achieving certain milestones, which will not be reimbursed. As of March 31, 2005, $50,000 of these payments had been made and were recorded in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

The Company has entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. The Company has secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of March 31, 2005, the Company had advanced approximately $2.1 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on the Company’s condensed consolidated balance sheets. In addition, the Company has agreed to pay approximately $1.3 million upon achieving certain milestones, which will not be reimbursed. As of March 31, 2005, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Land Held for Development

As of March 31, 2005, the Company had $188.0 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 207 acres in the Las Vegas valley, 188 acres in the Sacramento area near Thunder Valley and 96 acres in Reno, Nevada. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, currently consists of 67 acres. The South Las Vegas site, located in a gaming enterprise district on the southern end of Las Vegas Boulevard at Cactus Avenue, currently consists of 55 acres.   In addition, the Company leases and has an option to purchase 2.5 acres adjacent to this site.  The Company also owns a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215.

During 2004, the Company purchased approximately 26 acres of real property and improvements formerly known as the Castaways Hotel Casino and Bowling Center (the “Castaways”) in Las Vegas, Nevada.  The Castaways closed on January 26, 2004, shortly after its former owners filed for bankruptcy.  The Company is currently evaluating the potential uses of the property, but does not believe it is competitive and does not intend to operate the facility in its current state.  In February 2005, the Company purchased approximately 96 acres of gaming-entitled property in Reno, Nevada for $15.1 million.  The property was owned by Blake L. Sartini, the brother-in-law of Frank J. Fertitta III, Chief Executive Officer, and Lorenzo J. Fertitta, President.

The Company has also acquired or is under contract to acquire approximately 58 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 39 acres have been acquired as of March 31, 2005. During the three months ended March 31, 2005, the Company incurred and expensed approximately $8.1 million to buyout various leases related to this land.  In 2003, the Company exercised its option to purchase the 19-acre parcel of leased land on which Wild Wild West is located. Pursuant to the lease, the purchase will occur in July 2005 at a purchase price of approximately $36 million. No amounts related to this purchase option have been recorded on the Company’s condensed consolidated balance sheets.

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

7.                                       Stock–Based Employee Compensation

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

	Three months ended March 31,
	2005	2004

Net income (loss) as reported	$40,640	$(29,758)
Stock-based compensation expense reported in net income (loss)	—	173
Stock-based compensation expense under fair value method	(662)	(1,568)
Pro forma net income (loss)	$39,978	$(31,153)

Earnings (loss) per common share:
Basic – as reported	$0.60	$(0.48)
Basic – pro forma	$0.59	$(0.50)

Diluted – as reported	$0.59	$(0.48)
Diluted – pro forma	$0.58	$(0.50)

8.                                       Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (Revised 2004), “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on fair value models of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a note to the consolidated financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the three months ended March 31, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $11.7 million and $20.2 million in the three months ended March 31, 2005 and 2004, respectively.  The Company will begin to apply SFAS No. 123R using an appropriate fair value model in the quarter ended March 31, 2006 as provided by the Securities and Exchange Commission announcement on April 14, 2005 which amended the effective date. Based on stock options outstanding as March 31, 2005, the Company estimates approximately $2.3 million in expense to be recorded during 2006.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

Overview

The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended March 31,		Percent
	2005	2004	change
Net revenues—total	$273,460	$238,965	14.4%
Major Las Vegas Operations (a)	239,362	210,597	13.7%
Management fees (b)	23,276	20,970	11.0%
Other Operations and Corporate (c)	10,822	7,398	46.3%

Operating income (loss)—total	$74,552	$63,651	17.1%
Major Las Vegas Operations (a)	77,380	58,852	31.5%
Management fees (b)	23,276	20,970	11.0%
Other Operations and Corporate (c)	(26,104)	(16,171)	(61.4)%

Cash flows provided by (used in):
Operating activities	$73,123	$17,488	318.1%
Investing activities	(143,750)	(48,389)	(197.1)%
Financing activities	58,447	40,783	43.3%

(a)          Includes the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho and Fiesta Henderson.

(b)         Includes management fees from Thunder Valley, Green Valley Ranch Station and Barley’s.

(c)          Includes the wholly owned properties of Wild Wild West, Wildfire, Magic Star (since August 2, 2004), Gold Rush (since August 2, 2004) and Corporate and development expense.

Results of Operations

Consolidated net revenues for the three months ended March 31, 2005 increased 14.4% to $273.5 million as compared to $239.0 million for the three months ended March 31, 2004. The increase in net revenues was due primarily to revenue increases at our Major Las Vegas Operations.

Combined net revenues from our Major Las Vegas Operations increased 13.7% to $239.4 million for the three months ended March 31, 2005 as compared to $210.6 million for the three months ended March 31, 2004. The increase in combined net revenues was primarily due to a strong Las Vegas local economy, continued population and employment growth in the Las Vegas valley, no new competition in the local’s market as well as the continued success of our Jumbo brand products, including Jumbo Jackpot.

Consolidated operating income increased 17.1% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase is primarily due to increased consolidated net revenues noted above. Our consolidated operating margin increased 0.7 percentage points over the same three-month period.

The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended March 31,		Percent
	2005	2004	Change
Casino revenues	$204,013	$175,494	16.3%
Casino expenses	70,728	66,540	6.3%
Margin	65.3%	62.1%

Food and beverage revenues	$36,837	$34,369	7.2%
Food and beverage expenses	25,242	23,780	6.1%
Margin	31.5%	30.8%

Room revenues	$16,381	$14,913	9.8%
Room expenses	5,202	4,991	4.2%
Margin	68.2%	66.5%

Other revenues	$11,183	$10,059	11.2%
Other expenses	3,930	3,889	1.1%

Management fees	$23,276	$20,970	11.0%

Selling, general and administrative expenses	$43,939	$41,189	6.7%
Percent of net revenues	16.1%	17.2%

Corporate expense	$14,192	$11,473	23.7%
Percent of net revenues	5.2%	4.8%

Earnings from joint ventures	$10,690	$7,031	52.0%

Casino.  Casino revenues increased 16.3% to $204.0 million for the three months ended March 31, 2005 as compared to $175.5 million for the three months ended March 31, 2004. The increase in casino revenues is primarily due to the same factors affecting the combined net revenues for our Major Las Vegas Operations noted above. Casino expenses increased 6.3% to $70.7 million for the three months ended March 31, 2005 as compared to $66.5 million for the three months ended March 31, 2004. The increase in casino expenses is due to an increase in gaming taxes as the result of higher revenues and an increase in promotional and marketing expenses for items such as our Jumbo Jackpot. There is also significant operating leverage on incremental gaming revenue due to a significant amount of fixed costs in the casino department and, as a result, the casino profit margin increased 3.2 percentage points over the same three-month period.

Food and Beverage.  Food and beverage revenues increased 7.2% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, due to selected menu price increases, as well as enhancements at the Santa Fe Station with the expansion of the cafe in March of 2004 and the acquisitions of Magic Star and Gold Rush. Food covers remained virtually unchanged and the average guest check increased 5.4% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in the average guest check was a result of selected menu price increases.   Food and beverage expenses increased 6.1% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due to the acquisitions of Magic Star and Gold Rush and increases in selected food cost items.

Room.  Room revenues increased 9.8% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Room occupancy increased to 97% for the three months ended March 31, 2005 as compared to 96% for the three months ended March 31, 2004, while the average daily room rate increased to $65 from $59 over the same period. The increase in room rate was primarily due to a continued increase in consumer demand for rooms in Las Vegas as compared to the prior year.

Other.  Other revenues primarily include income from the gift shops, bowling, entertainment, leased outlets and arcades. Other revenues increased by 11.2% to approximately $11.2 million for the three months ended March 31, 2005 as compared to approximately $10.1 million for the three months ended March 31, 2004.

Management Fees.  We manage Thunder Valley on behalf of the United Auburn Indian Community (the “UAIC”) and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for both Green Valley Ranch Station and Barley’s and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch Station and 10% of EBITDA from Barley’s. For the three months ended March 31, 2005, management fees increased to approximately $23.3 million as compared to $21.0 million for the three months ended March 31, 2004. The increase is due to improved results at both Thunder Valley and Green Valley Ranch Station.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 6.7% to $43.9 million for the three months ended March 31, 2005 as compared to $41.2 million for the three months ended March 31, 2004 primarily due to the acquisitions of Magic Star and Gold Rush. SG&A as a percentage of net revenues, decreased to 16.1% for the three months ended March 31, 2005 as compared to 17.2% for the three months ended March 31, 2004. A large portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A to net revenues decreased.

Corporate Expense.  Corporate expense as a percentage of net revenues increased to 5.2% for the three months ended March 31, 2005 as compared to 4.8% for the three months ended March 31, 2004. Corporate expense increased 23.7% to $14.2 million for the three months ended March 31, 2005 as compared to $11.5 million for the three months ended March 31, 2004. The increase is due primarily to increased investment in corporate infrastructure to handle projected growth and incentive compensation which includes cash and restricted stock.

Development Expense.  Development expense includes costs to identify potential gaming opportunities with and emphasis on expanding our management of Native American casinos and other development opportunities, which include payroll, travel and legal expenses.  Development expenses for the three months ended March 31, 2005 and 2004 were approximately $2.6 million and $4.0 million, respectively.  Also included in development expense for the three months ended March 31, 2004 is a $2.0 million non-reimbursable milestone payment related to the Gun Lake project in Michigan (see “Future Development”).

Depreciation and Amortization.  Depreciation and amortization increased 25.2% in the three months ended March 31, 2005 to $24.4 million as compared to $19.5 million in the three months ended March 31, 2004. This increase was due primarily to the addition of new ticket-in, ticket-out slot machines at our Major Las Vegas properties, the completion of the ice arena at Fiesta Rancho and opening of the Santa Fe phase II expansion during December of 2004 (see “Future Development”).

Lease Buyouts. During the three months ended March 31, 2005, we recorded approximately $8.1 million to buyout various leases on land adjacent to the current Wild Wild West property.

Preopening Expenses. Preopening expenses for the three months ended March 31, 2005 were approximately $0.6 million, which include costs incurred related to projects under development including Red Rock (see “Future Development”).

Earnings from Joint Ventures.  We own a 50% interest in Green Valley Ranch Station and Barley’s, and a 6.7% interest in the Palms Casino Resort. For the three months ended March 31, 2005, we recorded approximately $10.7 million as our share of the earnings from these joint ventures as compared to approximately $7.0 million for the three months ended March 31, 2004. The increase in earnings from joint ventures is primarily a result of the improved results at Green Valley Ranch Station.

Interest Expense.  Interest expense, net of capitalized interest, decreased 15.5% to $19.0 million in the three months ended March 31, 2005 as compared to $22.4 million in the three months ended March 31, 2004. Gross interest expense decreased approximately $2.1 million due to a decrease in our weighted average cost of debt to 6.0% from 6.6% for the three months ended March 31, 2005 and 2004, respectively, while our long-term debt increased by approximately $118 million over the same period. The decrease in gross interest expense is the result of replacing virtually all of our fixed rate debt with lower cost and longer term debt, as well as entering into new interest rate swaps during the first quarter of 2004.  Capitalized interest increased approximately $1.5 million for the three months ended March 31, 2005 primarily due to interest capitalized for the construction of Red Rock (see “Future Development”).

Interest and Other Expense from Joint Ventures.  We recorded approximately $1.7 million and $1.4 million in interest and other expense related to our unconsolidated joint ventures for the three months ended March 31, 2005 and 2004, respectively.  The increase is due to higher debt balances as a result of the approximately 300 room addition at Green Valley Ranch Station which was completed in December 2004.

Loss on Early Retirement of Debt.  During the first quarter of 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008.  As a result of the redemption we recorded a loss on early retirement of debt of approximately $0.7 million during the three months ended March 31, 2005 to reflect the write-off of unamortized loan costs and call premium.

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

Liquidity and Capital Resources

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects such as Red Rock and the expansions at Santa Fe Station, Sunset Station and Fiesta Henderson entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

During the three months ended March 31, 2005, we generated cash flows from operating activities of approximately $73.1 million. In addition, we received approximately $6.7 million from the exercise of stock options. The amount outstanding on the Revolving Facility as of March 31, 2005 was $135.0 million.  At March 31, 2005, we had total available borrowings of $853.7 million under the Revolving Facility, which reflects the issuance of various letters of credit totaling approximately $11.3 million.

During the three months ended March 31, 2005, total capital expenditures were $147.3 million, of which approximately $54.4 million was related to the development of Red Rock (see “Future Development”), approximately $39.1 million was for the purchase of land adjacent to the current Wild Wild West property, approximately $15.1 million for the purchase of gaming-entitled property in Reno, Nevada (see “Future Development”), approximately $8.7 million was related to the bowling center at Sunset Station, approximately $5.5 million was for the phase II expansion at Santa Fe Station, approximately $9.0 million was for maintenance capital expenditures and approximately $15.5 million was for various other projects and land purchases. In addition to capital expenditures, we paid approximately $14.2 million in common stock dividends.

Our primary cash requirements for the remainder of 2005 are expected to include (i) approximately $31 million for maintenance and other capital expenditures, (ii) approximately $43 million for the payment of common stock dividends, (iii) approximately $291 million for the development and construction of Red Rock, (iv) approximately $11 million to complete the phase II expansion at Santa Fe Station,  (v) approximately $22 million for the phase III expansion at Santa Fe Station (see “Future Development”), (vi) approximately $30 million for the phase II expansion at Fiesta Henderson (see “Future Development”), (vii)  approximately $5 million for the expansion at Sunset Station to add a bowling center, (viii)  approximately $18 million for the redemption of the 9 7/8% senior subordinated notes, (ix) approximately $36 million to purchase the land related to Wild Wild West, (x)  payments related to our existing and other potential Native American projects, (xi) principal and interest payments on indebtedness, (xii) other strategic land purchases and (xiii) opportunistic repurchases of our common stock.

We believe that cash flows from operations, borrowings under our Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2005.  However, we are continually evaluating our financing needs.  If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see “Description of Certain Indebtedness and Capital Stock”) and other applicable agreements.

Off Balance Sheet Arrangements

As of March 31, 2005, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a notional amount of $250.0 million (see “Description of Certain Indebtedness and Capital Stock — Senior and Senior Subordinated Notes”). We also have certain contractual obligations including long-term debt, operating leases and employment contracts. Other than the redemption of the remaining $16.9 million of outstanding 8 3/8% senior notes, there were no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

Future Development

Red Rock Resort Spa and Casino

In April 2004, we commenced construction of Red Rock Resort Spa and Casino (“Red Rock”) located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. The initial phase of the property is expected to be completed near the end of the first quarter of 2006. We also plan to accelerate the construction of a phase II expansion. Construction on phase II of Red Rock is expected to begin in the latter part of 2005 and is expected to be completed by the end of 2006. The total project will include over 2,800 slot machines, 850 hotel rooms, 94,000 square-feet of meeting and convention space, a 35,000 square-foot spa, nine full service restaurants, a 16-screen movie theater complex, a night club and private pool club to be operated by Midnight Oil Company, both indoor and outdoor entertainment venues and parking for almost 5,500 vehicles. The total cost of Red Rock, including the phase II expansion, is expected to be approximately $800 million, of which approximately $205.7 million has been spent as of March 31, 2005.

Santa Fe Station Expansion

In 2003, we began a $52 million phase II expansion at Santa Fe Station. The expansion includes additional casino space, slot machines, a new movie theater complex, an upgrade of the property’s bowling center, a new entertainment venue and bar, a new Kid’s Quest facility and other amenities as well as removal of the ice arena. The additional slot machines, upgrade of the bowling center, removal of the ice arena and new entertainment venue were completed during 2004.  The remaining items were completed in the first quarter of 2005, with the exception of the movie theater complex which will be completed in May 2005.  Approximately $41.0 million has been spent on the phase II expansion as of March 31, 2005.

In April 2005, we announced a $120 million phase III master-planned expansion at Santa Fe Station which will include a 2,900-space parking garage, a 500-seat buffet, 400 additional slot machines, a remodel and expansion of the race and sports book, a 15,000 square-foot meeting and banquet facility and a new center bar.  The entire project will include approximately 125,000 square-feet of additional space.  Construction of this project is expected to begin in August 2005 and to be completed in September 2006.

Sunset Station Expansion

In April 2005, we completed a $27 million expansion at Sunset Station which added a bowling center. Approximately $22.2 million has been spent as of March 31, 2005.

Fiesta Henderson Expansion

In April 2005, we announced a $70 million phase II master-planned expansion at Fiesta Henderson which will include a 1,500-space parking garage, 350 additional slot machines, a remodeled and expanded race and sports book and a 12-screen movie theater complex.  Construction of the project is expected to begin in July 2005 and be completed by June 2006.

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

In August 2003, we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the “DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (the “NIGC”). Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of March 31, 2005, we had advanced approximately $23.2 million toward the development of this project, primarily to perform due diligence and secure real estate for the FIGR project, which is included in other assets, net on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid with the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of March 31, 2005, approximately $2.0 million of these payments had been made and were recorded in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest,

MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into Amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. We have agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of March 31, 2005, approximately $2.0 million of these payments had been made and were recorded in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the Amended Management Agreement, subject to certain contingencies. Under the terms of the Amended Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of March 31, 2005, we had advanced approximately $21.3 million toward the development of this project, primarily to secure real estate for the project, which is included in other assets, net on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The Amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. Pursuant to a Memorandum dated April 18, 2005, the Office of the Secretary of the DOI indicated its approval of the conveyance of the property into trust for the benefit of Gun Lake, subject to publication of notice and expiration of the 30-day waiting period required by law.  Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of March 31, 2005, we had advanced approximately $6.1 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million upon achieving certain milestones, which will not be reimbursed. As of March 31, 2005, $50,000 of these payments had been made and were recorded in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of March 31, 2005 we had advanced approximately $2.1 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million upon achieving certain milestones, which will not be reimbursed. As of March 31, 2005, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Land Acquisition

We have acquired certain parcels of land as part of our development activities.  Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations.  As many of these considerations are beyond our control, no assurances can be made that we will be able to secure additional, acceptable financing in order to proceed with any particular project.  As of March 31, 2005, we had $188.0 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 207 acres in the Las Vegas valley, 188 acres in the Sacramento area near Thunder Valley and 96 acres in Reno, Nevada. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, currently consists of 67 acres. The South Las Vegas site, located in a gaming enterprise district on the southern end of Las Vegas Boulevard at Cactus Avenue, currently consists of 55 acres.   In addition, we lease and have an option to purchase the 2.5 acres adjacent to this site.  We also own a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215.

During 2004, we purchased approximately 26 acres of real property and improvements formerly known as the Castaways Hotel Casino and Bowling Center (the “Castaways”) in Las Vegas, Nevada.  The Castaways closed on January 26, 2004, shortly after its former owners filed for bankruptcy.  We are currently evaluating the potential uses of the property, but do not believe it is competitive and do not intend to operate the facility in its current state.  In February 2005, we purchased approximately 96 acres of gaming-entitled property in Reno, Nevada for $15.1 million.  The property was owned by Blake L. Sartini, the brother-in-law of Frank J. Fertitta III, Chief Executive Officer, and Lorenzo J. Fertitta, President.

We have also acquired or are under contract to acquire approximately 58 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 39 acres have been acquired as of March 31, 2005. During the three months ended March 31, 2005, we incurred and expensed approximately $8.1 million to buyout various leases related to this land.  In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located. Pursuant to the lease, the purchase will take place in July 2005 for approximately $36 million. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets. We currently lease this land for approximately $2.7 million per year.

Regulation and Taxes

We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and tribal gaming agency of the UAIC.  In June 2004, the UAIC successfully negotiated a new Tribal-State Gaming Compact (the “Amended Compact”) with the State of California which was subsequently approved by the DOI.  The Amended Compact allows an unlimited number of slot machines at Thunder Valley and extends the term an additional 10 years to 2030.  The Amended Compact also includes a revenue sharing agreement with the State of California.  The UAIC will pay approximately $33.8 million annually to the State of California commencing in January 2005 and additional annual fees ranging from $11,000 to $13,200 for any slot machines added above the 1,906 that were in operation at Thunder Valley prior to the Amended Compact.

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

Description of Certain Indebtedness and Capital Stock

Revolving Facility

In December 2004, we increased our available borrowing capacity under our revolving credit facility (the “Revolving Facility”) to $1.0 billion and extended the maturity by two years to December 2009. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of March 31, 2005, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.38%. The maximum margin for Eurodollar Rate borrowings is 2.13%. The maximum margin for Alternate Base Rate borrowings is 0.88%. As of March 31, 2005, the fee for the unfunded portion of the Revolving Facility was 0.25%.

The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of March 31, 2005, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.45 to 1.00 and the fixed charge coverage ratio was 2.44 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through December 31, 2005, which reduces to 5.25 to 1.00 on March 31, 2006 through December 31, 2006, to 5.00 to 1.00 on March 31, 2007 through December 31, 2007, to 4.75 to 1.00 on March 31, 2008 through December 31, 2008 and to 4.50 to 1.00 on March 31, 2009. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. As of March 31, 2005, our consolidated funded debt to Adjusted EBITDA ratio was 3.52 to 1.00. We have pledged the stock of all of our major subsidiaries.

Senior and Senior Subordinated Notes

On February 15, 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008. As a result of the redemption, we recorded a loss on early retirement of debt of approximately $0.7 million in the three months ended March 31, 2005 to reflect the write-off of the unamortized loan costs and call premium.

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

The indentures (the “Indentures”) governing our senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit us and our subsidiaries’ ability to incur additional debt. At March 31, 2005, our Consolidated Coverage Ratio (as defined in the Indentures) was 4.5 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of March 31, 2005, we have interest rate swaps with a combined notional amount of $250.0 million that are tied directly to our 6 1/2% senior subordinated notes and our 6% senior notes. The interest rate swaps convert a portion of our fixed-rate debt to a floating-rate based upon three and six-month LIBOR rates. At March 31, 2005, we paid a weighted average rate based on LIBOR, which approximated 4.59% and received a weighted average rate of 6.33%. The interest rate swaps terminate in April 2012 and February 2014. The net effect of the interest rate swaps resulted in a reduction in interest expense of $1.3 million and $1.8 million for the three months ended March 31, 2005 and 2004, respectively.

The interest rate swaps that we entered into qualify for the “shortcut” method allowed under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS No. 138), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded a liability of $7.7 million and $2.2 million as of March 31, 2005 and December 31, 2004, respectively, representing the fair value of the interest rate swaps and a corresponding decrease in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

Green Valley Ranch Station Financing

Green Valley Ranch Station is owned by a 50/50 joint venture between us and GCR Gaming. In December 2004, Green Valley Ranch Station entered into a new $250 million Second Amended and Restated Loan Agreement (the “Green Valley Facility”), which refinanced the existing $250 million revolving credit facility and term loan. The Green Valley Facility extends the maturity of the revolving portion to December 2009 and the term loan portion to December 2011. The outstanding balance of the Green Valley Ranch Station revolving credit facility as of March 31, 2005, was approximately $199.5 million.

Common Stock

We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 77,967,427 shares of which were issued and 10,192,924 shares of which were held in treasury as of March 31, 2005. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

On March 2, 2005, we paid a quarterly cash dividend of $0.21 per share to shareholders of record on February 11, 2005 for approximately $14.2 million. On April 4, 2005, we announced a quarterly cash dividend of $0.21 per share which is payable on June 3, 2005 to shareholders of record on May 13, 2005.  During the quarter ended March 31, 2004, we paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004 for approximately $7.8 million.

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

Treasury Stock

During the three months ended March 31, 2005, we repurchased 7,581 shares of our common stock for approximately $469,000. As of March 31, 2005, we had acquired approximately 10.2 million shares at a cost of approximately $138.2 million. We are authorized to repurchase up to approximately 10.4 million additional shares of our common stock as of March 31, 2005.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.  There were no material changes to those policies during the three months ended March 31, 2005.

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

The following table provides information about our long-term debt at March 31, 2005 (see also “Description of Certain Indebtedness and Capital Stock”) (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Revolving Facility	December 2009	$1,000,000	$135,000	$135,000
6 1/2% senior subordinated notes	February 2014	450,000	450,000	444,375
6% senior notes	April 2012	450,000	448,400	446,625
6 7/8% senior subordinated notes	March 2016	350,000	350,000	351,312
9 7/8% senior subordinated notes	July 2010	17,378	17,334	18,160
Other debt, interest at 6.0%	2007-2008	6,103	6,054	6,054
Market value of interest rate swaps		(7,407)	(7,407)	(7,407)
Total		$2,266,074	$1,399,381	$1,394,119

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	As of March 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$—	$—	$5,335	$—	$—	$1,265,734	$1,271,069
Weighted average interest rate	—	—	6.00%	—	—	6.50%	6.49%
Variable-rate	$24	$25	$670	$—	$135,000	$—	$135,719
Weighted average interest rate	6.00%	6.00%	6.00%	—	4.42%	—	4.43%
Interest rate swaps:
Notional amount	$—	$—	$—	$—	$—	$250,000	$250,000
Average payable rate	—	—	—	—	—	4.59%	4.59%
Average receivable rate	—	—	—	—	—	6.33%	6.33%

Item 4. Controls and Procedures

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended March 31, 2005 (unaudited):

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 – 31, 2005	4,650	$60.45	—	10,369,634
February 1 – 28, 2005	1,822	61.54	—	10,369,634
March 1 – 31, 2005	1,109	69.11	—	10,369,634
Total	7,581	$61.98	—	10,369,634

(a)  The shares purchased by the Company during the three months ended March 31, 2005, consisted of 7,581 shares withheld to offset tax withholding obligations that occur upon vesting of the restricted shares.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information – None.

Item 6.  Exhibits

(a)	Exhibits –

No.10.1 – First Amendment to Executive Employment Agreement between Glenn C. Christenson and the Registrant dated as of July 13, 2004.

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

Station Casinos, Inc.,
Registrant

DATE: May 10, 2005	/s/ Glenn C. Christenson
Glenn C. Christenson,
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Principal Accounting Officer)