Form 10-Q
period 2005-06-30
STATION CASINOS INC
filed 2005-08-08
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒                                  No  ☐

Indicate by check mark whether the registrant is an accelerated filer.  Yes  ☒                             No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common stock, $0.01 par value	68,323,739

STATION CASINOS, INC.

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets -
June 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations (unaudited) -
Three and six months ended June 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (unaudited) -
Six months ended June 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signature

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,140	$68,417
Receivables, net	17,423	21,452
Inventories	5,746	5,459
Prepaid gaming tax	20,113	16,432
Prepaid expenses	8,175	7,761
Total current assets	112,597	119,521

Property and equipment, net	1,595,778	1,367,957
Goodwill and other intangibles, net	155,087	155,775
Land held for development	188,124	167,729
Investments in joint ventures	120,223	106,598
Other assets, net	137,647	128,004
Total assets	$2,309,456	$2,045,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$17,359	$16,917
Accounts payable	8,639	10,351
Construction contracts payable	52,899	36,298
Accrued expenses and other current liabilities	108,763	112,450
Total current liabilities	187,660	176,016

Long-term debt, less current portion	1,458,486	1,321,296
Deferred income tax, net	47,417	20,094
Other long-term liabilities, net	40,660	39,257
Total liabilities	1,734,223	1,556,663

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 78,296,602 and 77,298,227 shares issued	571	561
Treasury stock, 10,193,850 and 10,185,343 shares, at cost	(138,241)	(137,714)
Additional paid-in capital	597,502	567,939
Deferred compensation - restricted stock	(73,544)	(77,598)
Accumulated other comprehensive loss	(227)	(611)
Retained earnings	189,172	136,344
Total stockholders’ equity	575,233	488,921
Total liabilities and stockholders’ equity	$2,309,456	$2,045,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Operating revenues:
Casino	$202,896	$176,474	$406,909	$351,968
Food and beverage	36,715	34,664	73,552	69,033
Room	15,681	14,206	32,062	29,119
Other	12,867	10,270	24,050	20,329
Management fees	23,626	21,209	46,902	42,179
Gross revenues	291,785	256,823	583,475	512,628
Promotional allowances	(17,817)	(16,646)	(36,047)	(33,486)
Net revenues	273,968	240,177	547,428	479,142

Operating costs and expenses:
Casino	70,698	67,308	141,426	133,848
Food and beverage	25,982	25,077	51,224	48,857
Room	5,365	5,192	10,567	10,183
Other	4,388	4,324	8,318	8,213
Selling, general and administrative	44,434	41,588	88,373	82,777
Corporate expense	14,072	11,090	28,264	22,563
Development expense	2,091	2,194	4,702	6,196
Depreciation and amortization	25,117	20,732	49,470	40,182
Lease terminations	3,560	—	11,654	—
Preopening expenses	1,186	344	1,803	344
	196,893	177,849	395,801	353,163

Operating income	77,075	62,328	151,627	125,979
Earnings from joint ventures	8,710	4,180	19,400	11,211
Operating income and earnings from joint ventures	85,785	66,508	171,027	137,190

Other income (expense):
Interest expense, net	(18,884)	(17,456)	(37,850)	(39,905)
Interest and other expense from joint ventures	(2,142)	(991)	(3,826)	(2,377)
Loss on early retirement of debt	—	—	(678)	(93,265)
Other	(301)	(2,733)	(214)	(2,812)
	(21,327)	(21,180)	(42,568)	(138,359)

Income (loss) before income taxes	64,458	45,328	128,459	(1,169)
Income tax (provision) benefit	(23,849)	(16,318)	(47,210)	421
Net income (loss)	$40,609	$29,010	$81,249	$(748)

Basic and diluted earnings (loss) per common share:
Net income (loss):
Basic	$0.60	$0.46	$1.20	$(0.01)
Diluted	$0.58	$0.43	$1.17	$(0.01)
Weighted average common shares outstanding:
Basic	67,902	63,604	67,670	62,936
Diluted	69,469	66,742	69,223	62,936

Dividends paid per common share	$0.210	$0.175	$0.420	$0.300

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$81,249	$(748)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,470	40,182
Loss on early retirement of debt	678	93,265
Deferred income tax	28,111	(36,452)
Tax benefit from exercise of stock options	17,677	32,392
Earnings from joint ventures, net	(15,574)	(8,834)
Amortization of debt discount, premium and issuance costs	1,657	1,529
Changes in assets and liabilities:
Receivables, net	4,029	7,154
Inventories and prepaid expenses	(4,398)	(3,422)
Accounts payable	(1,712)	(2,975)
Accrued expenses and other current liabilities	(4,475)	(28,920)
Other, net	7,981	7,787
Total adjustments	83,444	101,706
Net cash provided by operating activities	164,693	100,958
Cash flows from investing activities:
Capital expenditures	(298,290)	(137,066)
Proceeds from sale of land, property and equipment	3,353	11,719
Accrued construction contracts payable	96,384	21,963
Payments on construction contracts	(79,783)	(12,934)
Other, net	(8,145)	(17,374)
Net cash used in investing activities	(286,481)	(133,692)
Cash flows from financing activities:
Redemption of senior and senior subordinated notes	(16,894)	(1,028,815)
Proceeds from the issuance of senior and senior subordinated notes, net	204,500	1,248,214
Payments under bank facility with maturity dates less than three months, net	(51,500)	(127,000)
Payments under bank facility, maturity dates greater than three months	—	(50,000)
Proceeds from exercise of stock options	9,843	28,943
Debt issuance costs	(2,328)	(14,809)
Payment of dividends	(28,421)	(18,938)
Purchase of treasury stock	(527)	(1,620)
Other, net	(162)	(234)
Net cash provided by financing activities	114,511	35,741
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(7,277)	3,007
Balance, beginning of period	68,417	62,272
Balance, end of period	$61,140	$65,279
Supplemental cash flow disclosures:
Cash paid for interest, net of $7,319 and $2,734 capitalized	$29,047	$26,922
Cash paid (received) for income taxes, net	$899	$(3,027)

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

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2004 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

2.                                      Investments in Joint Ventures

The Company has investments in two 50% owned joint ventures, Green Valley Ranch and Barley’s, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of earnings, losses and distributions of the joint ventures. The investment balance also includes interest capitalized during the construction period, which is amortized against the earnings of the joint venture. Investments in joint ventures consist of the following (amounts in thousands):

	June 30,	December 31,
	2005	2004
	(unaudited)
Green Valley Ranch (50.0%)	$99,104	$85,274
Barley’s (50.0%)	3,557	2,984
Palms Casino Resort (6.7%)	17,562	18,340
Investments in joint ventures	$120,223	$106,598

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	June 30,	December 31,
	2005	2004
	(unaudited)

Current assets	$55,507	$72,451
Property and equipment and other assets, net	733,957	633,592
Current liabilities	57,345	60,605
Long-term debt and other liabilities	311,129	243,430
Stockholders’ equity	420,990	402,008

Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net revenues	$106,039	$96,447	$211,819	$189,562
Operating costs and expenses	83,195	79,639	161,926	150,288
Operating income	22,844	16,808	49,893	39,274
Interest and other expense, net	(5,736)	(481)	(9,030)	(4,669)
Net income	$17,108	$16,327	$40,863	$34,605

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

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Operating earnings from joint ventures	$8,710	$4,180	$19,400	$11,211
Interest and other expense from joint ventures	(2,142)	(991)	(3,826)	(2,377)
Net earnings from joint ventures	$6,568	$3,189	$15,574	$8,834

Green Valley Ranch

Green Valley Ranch is owned by a 50/50 joint venture between the Company and GCR Gaming. In December 2004, Green Valley Ranch entered into a new $250 million Second Amended and Restated Loan Agreement (the “Green Valley Facility”), which refinanced the existing $250 million revolving credit facility and term loan. The Green Valley Facility extends the maturity of the revolving portion to December 2009 and the term loan portion to December 2011. The outstanding balance of the Green Valley Ranch revolving credit facility as of June 30, 2005, was approximately $199.0 million.

3.                                      Management Fees

The Company manages Thunder Valley on behalf of the United Auburn Indian Community (the “UAIC”) and receives a management fee equal to 24% of net income (as defined in the management agreement). The Company is also the managing partner for both Green Valley Ranch and Barley’s and receives a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch and 10% of EBITDA from Barley’s. The Company’s management fees are included in net revenues on the Company’s condensed consolidated statements of operations.

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

4.                                      Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	June 30,	December 31,
	2005	2004
	(unaudited)
Revolving credit facility, $1.0 billion limit at June 30, 2005, due December 31, 2009, interest at a margin above the Alternate Base Rate or the Eurodollar Rate	$—	$51,500
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009	450,000	450,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $1.6 million at June 30, 2005	448,447	448,354
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized premium of $4.5 million at June 30, 2005	554,487	350,000
9 7/8% senior subordinated notes, interest payable semi-annually, principal due July 1, 2010, callable July 1, 2005, net of unamortized discount of $42 at June 30, 2005	17,335	17,332
8 3/8% senior notes, interest payable semi-annually, principal due February 15, 2008	—	16,894
Other long-term debt, interest at 6.0% at June 30, 2005, maturity dates ranging from 2007 to 2008	6,048	6,060
Total long-term debt	1,476,317	1,340,140
Current portion of long-term debt	(17,359)	(16,917)
Market value of interest rate swaps	(472)	(1,927)
Total long-term debt, net	$1,458,486	$1,321,296

Revolving Facility

In December 2004, the Company increased its available borrowing capacity under its revolving credit facility (the “Revolving Facility”) to $1.0 billion and extended the maturity by two years to December 2009. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company’s combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of June 30, 2005, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.13%. The maximum margin for Eurodollar Rate borrowings is 2.13%. The maximum margin for Alternate Base Rate borrowings is 0.88%. As of June 30, 2005, the fee for the unfunded portion of the Revolving Facility was 0.25%.

The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of June 30, 2005, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.04 to 1.00 and the fixed charge coverage ratio was 2.32 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through December 31, 2005, which reduces to 5.25 to 1.00 on March 31, 2006 through December 31, 2006, to 5.00 to 1.00 on March 31, 2007 through December 31, 2007, to 4.75 to 1.00 on March 31, 2008 through December 31, 2008 and to 4.50 to 1.00 on March 31, 2009. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. As of June 30, 2005, the Company’s consolidated funded debt to Adjusted EBITDA ratio was 3.49 to 1.00. The Company has pledged the stock of all of its major subsidiaries.

Senior and Senior Subordinated Notes

During the second quarter 2005, the Company issued $200.0 million of 6 7/8% senior subordinated notes due in March 2016 which were priced at 102.25%.  This offering was an add-on to the $350.0 million of senior subordinated notes issued by the Company in February 2004.  Proceeds from this offering were used to repay outstanding borrowings under the Revolving Facility, for capital expenditures related to its development projects and for general corporate purposes.

On February 15, 2005, the Company redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008. As a result of the redemption, the Company recorded a loss on early retirement of debt of approximately $0.7 million in the six months ended June 30, 2005 to reflect the write-off of the unamortized loan costs and call premium.

On July 1, 2005, the Company redeemed the remaining $17.4 million of outstanding 9 7/8% senior subordinated notes due 2010.  As a result of the redemption, the Company will record a pre-tax loss on early retirement of debt of approximately $0.6 million in the third quarter to reflect the write-off of the unamortized loan costs, discount and call premium.

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

The indentures (the “Indentures”) governing the Company’s senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit the Company and its subsidiaries’ ability to incur additional debt. At June 30, 2005, the Company’s Consolidated Coverage Ratio (as defined in the Indentures) was 4.5 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event the Company’s Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company’s ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens the Company can incur.

The Company has historically entered into various interest rate swaps with members of its bank group to manage interest expense. As of June 30, 2005, the Company has an interest rate swap with a notional amount of $50.0 million that is tied directly to the Company’s 6% senior notes. The interest rate swap converts a portion of the Company’s fixed-rate debt to a floating-rate based upon three month LIBOR rates. At June 30, 2005, the Company paid a rate based on LIBOR, which approximated 4.78% and received a rate of 6.00%. The interest rate swap terminates in April 2012. In May 2005, the Company terminated interest rate swaps with a notional amount of $200.0 million, which were due to terminate in 2014.  The Company paid $0.1 million to terminate the interest rate swaps which represents their market value at the date of termination.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $0.7 million and $2.1 million for the three months ended June 30, 2005 and 2004, respectively.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $2.0 million and $3.9 million for the six months ended June 30, 2005 and 2004, respectively.

The interest rate swaps that the Company entered into qualify for the “shortcut” method allowed under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS No.138), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded a liability of $0.6 million and $2.2 million as of June 30, 2005 and December 31, 2004, respectively, representing the fair value of the interest rate swaps and a corresponding decrease in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

5.                                      Stockholders’ Equity

During the six months ended June 30, 2005, the Company repurchased 8,507 shares of its common stock for approximately $0.5 million. As of June 30, 2005, the Company had acquired approximately 10.2 million shares at a cost of approximately $138.2 million for a weighted average cost of $13.56 per share. The Company is authorized to repurchase approximately 10.4 million additional shares of its common stock as of June 30, 2005.

SFAS No. 130, “Reporting Comprehensive Income”, requires companies to disclose other comprehensive income and the components of such income.  Comprehensive income is the total of net income (loss) and all other non-stockholder changes in equity. The Company has recorded its 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch as other comprehensive income (loss).  Comprehensive income was computed as follows (amounts in thousands, unaudited):

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net income (loss)	$40,609	$29,010	$81,249	$(748)
Mark-to-market valuation of interest rate swaps, net of tax	(676)	2,152	384	1,323
Comprehensive income	$39,933	$31,162	$81,633	$575

The weighted average number of common shares used in the calculation of basic and diluted earnings (loss) per share consisted of the following (amounts in thousands, unaudited):

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding (used in calculation of basic earnings (loss) per share)	67,902	63,604	67,670	62,936
Potential dilution from the assumed exercise of stock options	1,567	3,138	1,553	—
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings (loss) per share)	69,469	66,742	69,223	62,936

The Company recorded a net loss for the six months ended June 30, 2004 and, as a result, there was no potential dilution from the assumed exercise of stock options as they were antidilutive and not included in the calculation of weighted average common and common equivalent shares outstanding.

On July 28, 2005, the Company announced an increase in its quarterly cash dividend to $0.25 per share which is payable on September 2, 2005 to shareholders of record on August 12, 2005.  During the six months ended June 30, 2005, the Company paid a quarterly cash dividend of $0.21 per share to shareholders of record on February 11, 2005 and on May 13, 2005 for approximately $14.2 million each.  During the six months ended June 30, 2004, the Company paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004 for approximately $7.8 million and a quarterly cash dividend of $0.175 to shareholders of record on May 14, 2004 for approximately $11.1 million.

6.                                      Future Development

Red Rock Resort Spa and Casino

In April 2004, the Company commenced construction of Red Rock Resort Spa and Casino (“Red Rock”) located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. The initial phase of the property is expected to be completed near the end of the first quarter of 2006. The Company also plans to accelerate the construction of a phase II expansion. Construction on phase II of Red Rock is expected to begin in the latter part of 2005 and is expected to be completed by the end of 2006. The total project will include over 2,800 slot machines, 850 hotel rooms, 94,000 square-feet of meeting and convention space, a 35,000 square-foot spa, nine full service restaurants, a 16-screen movie theater complex, a night club and private pool club to be operated by Midnight Oil Company, both indoor and outdoor entertainment venues and parking for almost 5,500 vehicles. The total cost of Red Rock, including the phase II expansion, is expected to be approximately $925 million, of which approximately $307.8 million has been spent as of June 30, 2005.

On July 27, 2005, the Company entered into a joint venture with Cloobeck Molasky Partners I, LLC (“Cloobeck Molasky”) to develop a high-end residential project on approximately 8 acres located adjacent to the hotel and resort-pool area at Red Rock.  It is anticipated that the residential project will contain up to 600 luxury units.  Pursuant to the terms of the operating agreement, the Company will own 80% of the joint venture and Cloobeck Molasky will own 20%.  Subject to obtaining local approvals, sales of the residential towers are expected to begin in 2006.

Santa Fe Station Expansion

In 2003, the Company began a $52 million phase II expansion at Santa Fe Station. The expansion included additional casino space, slot machines, a new movie theater complex, an upgrade of the property’s bowling center, a new entertainment venue and bar, a new Kid’s Quest facility and other amenities as well as removal of the ice arena. The additional slot machines, upgrade of the bowling center, removal of the ice arena and new entertainment venue were completed during 2004.  The remaining items were completed in the six months ended June 30, 2005.

In April 2005, the Company announced a $120 million phase III master-planned expansion at Santa Fe Station which will include a 2,900-space parking garage, a 500-seat buffet, 400 additional slot machines, remodeled and expanded race and sports book, a 15,000 square-foot meeting and banquet facility and a new center bar.  The entire project will include approximately 125,000 square-feet of additional space.  Construction of this project is expected to begin in September 2005 and to be completed in phases beginning in the third quarter of 2006 through the fourth quarter of 2006.

Fiesta Henderson Expansion

In April 2005, the Company announced a $70 million phase II master-planned expansion at Fiesta Henderson which will include a 1,500-space parking garage, 350 additional slot machines, a remodeled and expanded race and sports book and a 12-screen movie theater complex.  Construction of the project is expected to begin in August 2005 and be completed in the third quarter of 2006.

Green Valley Ranch

In July 2005, the Company announced a $110 million phase III master-planned expansion at Green Valley Ranch which will include a 1,500-space parking garage, additional slot machines, a new race and sports book, a new poker room, a 500-seat entertainment lounge, 14,000 square-feet of convention space and two new restaurants.  Construction of this project is expected to begin in October 2005 and will open in phases from the fourth quarter of 2006 through early 2007.

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

In August 2003, the Company entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. As of June 30, 2005, the Company had advanced approximately $24.0 million toward the development of this project, primarily to perform due diligence and secure real estate for the FIGR project, which is included in other assets, net on the Company’s condensed consolidated balance sheets. Funds advanced by the Company are expected to be repaid with the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, the Company has agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of June 30, 2005, approximately $2.0 million of these payments had been made and were recorded in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, the Company agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with the Company’s agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into Amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. The Company has agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of June 30, 2005, approximately $2.0 million of these payments had been made and were recorded in development expense as incurred. An additional $12.0 million in total may be paid by the Company in years six and seven of the Amended Management Agreement, subject to certain contingencies. Under the terms of the Amended Development Agreement, the Company has agreed to arrange financing for the ongoing development costs and construction of the project. As of June 30, 2005, the Company had advanced approximately $22.3 million toward the development of this project, primarily to secure real estate for the project, which is included in other assets, net on the Company’s condensed consolidated balance sheets. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The Amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, the Company’s portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake.  The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination.  On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI.  The Complaint seeks judicial review of the Determination.  On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit.  The District Court has yet to rule on that motion.  As with all litigation, no assurances can be provided as the outcome of that lawsuit.  Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

The Company has entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by the Company are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of June 30, 2005, the Company had advanced approximately $6.4 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on the Company’s condensed consolidated balance sheets. In addition, the Company has agreed to pay approximately $2.2 million upon achieving certain milestones, which will not be reimbursed. As of June 30, 2005, $50,000 of these payments had been made and were recorded in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

The Company has entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. The Company has secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of June 30, 2005, the Company had advanced approximately $2.7 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on the Company’s condensed consolidated balance sheets. In addition, the Company has agreed to pay approximately $1.3 million upon achieving certain milestones, which will not be reimbursed. As of June 30, 2005, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Land Held for Development

As of June 30, 2005, the Company had $188.1 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 207 acres in the Las Vegas valley, 188 acres in the Sacramento area near Thunder Valley and 96 acres in Reno, Nevada. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, currently consists of 67 acres. The South Las Vegas site, located in a gaming enterprise district on the southern end of Las Vegas Boulevard at Cactus Avenue, currently consists of 55 acres.   In addition, the Company leases and has an option to purchase 2.5 acres adjacent to this site.  The Company also owns a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215.

During 2004, the Company purchased approximately 26 acres of real property and improvements formerly known as the Castaways Hotel Casino and Bowling Center (the “Castaways”) in Las Vegas, Nevada.  The Castaways closed on January 26, 2004, shortly after its former owners filed for bankruptcy.  The Company has begun the demolition of portions of the existing structure and is currently evaluating the potential uses of the property.

In February 2005, the Company purchased approximately 96 acres of gaming-entitled property in Reno, Nevada for $15.1 million.  The property was owned by Blake L. Sartini, the brother-in-law of Frank J. Fertitta III, Chief Executive Officer, and Lorenzo J. Fertitta, President.

The Company has also acquired or is under contract to acquire approximately 58 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 39 acres have been acquired as of June 30, 2005. During the six months ended June 30, 2005, the Company incurred and expensed approximately $11.7 million to terminate various leases related to this land.  In 2003, the Company exercised its option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. In July 2005, the Company entered into an agreement to extend the date for the close of escrow to no later than January 2007 at a purchase price of approximately $36 million, provided that either party may accelerate the close of escrow to an earlier date upon 90 days’ prior written notice to the other party.  In addition, the agreement reduces the lease expense from $2.9 million to $1.6 million per year.  No amounts related to this purchase option have been recorded on the Company’s condensed consolidated balance sheets.

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

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$40,609	$29,010	$81,249	$(748)
Stock-based compensation expense reported in net income (loss)	—	174	—	347
Stock-based compensation expense under fair value method	(662)	(1,567)	(1,324)	(3,135)
Pro forma net income (loss)	$39,947	$27,617	$79,925	$(3,536)

Earnings (loss) per common share:
Basic – as reported	$0.60	$0.46	$1.20	$(0.01)
Basic – pro forma	$0.59	$0.43	$1.18	$(0.01)

Diluted – as reported	$0.58	$0.43	$1.17	$(0.01)
Diluted – pro forma	$0.58	$0.41	$1.15	$(0.01)

8.              Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on fair value models of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a note to the consolidated financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the three and six months ended June 30, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $17.7 million and $32.4 million in the six months ended June 30, 2005 and 2004, respectively.  The Company will begin to apply SFAS No. 123R using an appropriate fair value model in the quarter ended March 31, 2006 as provided by the Securities and Exchange Commission announcement on April 14, 2005 which amended the effective date. Based on stock options outstanding as June 30, 2005, the Company estimates approximately $2.3 million in expense to be recorded during 2006.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  Under EITF 04-5, the general partners in a limited partnership or similar entity are presumed to control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership.  A general partner should assess the limited partners’ rights and their impact on the presumption of control.  If the limited partners have either (a) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the general partners do not control the limited partnership.  For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreement is modified, EITF 04-5 is effective June 29, 2005.  For general partners in all other limited partnerships, EITF 04-5 is effective for the first reporting period in fiscal years beginning after December 15, 2005, and allows either of two transition methods.  The Company does not believe that EITF 04-5 will have a significant impact on its results of operations or financial position.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

Overview

The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2005	2004	change	2005	2004	change
Net revenues-total	$273,968	$240,177	14.1%	$547,428	$479,142	14.3%
Major Las Vegas Operations (a)	238,736	211,535	12.9%	478,098	422,132	13.3%
Management fees (b)	23,626	21,209	11.4%	46,902	42,179	11.2%
Other operations and corporate (c)	11,606	7,433	56.1%	22,428	14,831	51.2%

Operating income (loss)—total	$77,075	$62,328	23.7%	$151,627	$125,979	20.4%
Major Las Vegas Operations (a)	74,752	55,814	33.9%	152,132	114,666	32.7%
Management fees (b)	23,626	21,209	11.4%	46,902	42,179	11.2%
Other operations and corporate (c)	(21,303)	(14,695)	(45.0)%	(47,407)	(30,866)	(53.6)%

Cash flows provided by (used in):
Operating activities	$91,570	$83,470	9.7%	$164,693	$100,958	63.1%
Investing activities	(142,731)	(85,303)	(67.3)%	(286,481)	(133,692)	(114.3)%
Financing activities	56,064	(5,042)	1,211.9%	114,511	35,741	220.4%

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

Results of Operations

Consolidated net revenues for the three months ended June 30, 2005 increased 14.1% to $274.0 million as compared to $240.2 million for the three months ended June 30, 2004. Consolidated net revenues for the six months ended June 30, 2005 increased 14.3% to $547.4 million as compared to $479.1 million for the six months ended June 30, 2004. The increase in net revenues was due primarily to revenue increases at our Major Las Vegas Operations.

Combined net revenues from our Major Las Vegas Operations increased 12.9% to $238.7 million for the three months ended June 30, 2005 as compared to $211.5 million for the three months ended June 30, 2004. Combined net revenues from our Major Las Vegas Operations increased 13.3% to $478.1 million for the six months ended June 30, 2005 as compared to $422.1 million for the six months ended June 30, 2004. The increase in combined net revenues was primarily due to a strong Las Vegas local economy, continued population and employment growth in the Las Vegas valley, no new competition in the locals’ market, as well as the continued success of our Jumbo brand of products including the introduction of the next generation of our Jumbo Jackpot promotion.

Consolidated operating income increased 23.7% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Our consolidated operating margin increased 2.2 percentage points over the same three-month period. Consolidated operating income increased 20.4% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Our consolidated operating margin increased 1.4 percentage points over the same six-month period. The increase in consolidated operating income is primarily due to increased consolidated net revenues noted above.

The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2005	2004	Change	2005	2004	Change
Casino revenues	$202,896	$176,474	15.0%	$406,909	$351,968	15.6%
Casino expenses	70,698	67,308	5.0%	141,426	133,848	5.7%
Margin	65.2%	61.9%		65.2%	62.0%

Food and beverage revenues	$36,715	$34,664	5.9%	$73,552	$69,033	6.5%
Food and beverage expenses	25,982	25,077	3.6%	51,224	48,857	4.8%
Margin	29.2%	27.7%		30.4%	29.2%

Room revenues	$15,681	$14,206	10.4%	$32,062	$29,119	10.1%
Room expenses	5,365	5,192	3.3%	10,567	10,183	3.8%
Margin	65.8%	63.5%		67.0%	65.0%

Other revenues	$12,867	$10,270	25.3%	$24,050	$20,329	18.3%
Other expenses	4,388	4,324	1.5%	8,318	8,213	1.3%

Management fees	$23,626	$21,209	11.4%	$46,902	$42,179	11.2%

Selling, general and administrative expenses	$44,434	$41,588	6.8%	$88,373	$82,777	6.8%
Percent of net revenues	16.2%	17.3%		16.1%	17.3%

Corporate expense	$14,072	$11,090	26.9%	$28,264	$22,563	25.3%
Percent of net revenues	5.1%	4.6%		5.2%	4.7%

Earnings from joint ventures	$8,710	$4,180	108.4%	$19,400	$11,211	73.0%

Casino.  Casino revenues increased 15.0% to $202.9 million for the three months ended June 30, 2005 as compared to $176.5 million for the three months ended June 30, 2004. Casino revenues increased 15.6% to $406.9 million for the six months ended June 30, 2005 as compared to $352.0 million for the six months ended June 30, 2004. The increase in casino revenues is primarily due to the same factors affecting the combined net revenues for our Major Las Vegas Operations noted above. Casino expenses increased 5.0% to $70.7 million for the three months ended June 30, 2005 as compared to $67.3 million for the three months ended June 30, 2004. Casino expenses increased 5.7% to $141.4 million for the six months ended June 30, 2005 as compared to $133.8 million for the six months ended June 30, 2004. The increase in casino expenses is due to an increase in gaming taxes as the result of higher revenues and an increase in promotional and marketing expenses for items such as our next generation of Jumbo Jackpot. There is significant operating leverage on incremental gaming revenue due to a significant amount of fixed costs in the casino department and, as a result, the casino profit margin increased 3.3 and 3.2 percentage points over the same three and six-month periods, respectively.

Food and Beverage.  Food and beverage revenues increased 5.9% and 6.5% for the three and six-months ended June 30, 2005, respectively as compared to the three and six-months ended June 30, 2004, due to selected menu price increases, as well as enhancements at the Santa Fe Station with the expansion of the café in 2004 and the acquisitions of Magic Star and Gold Rush.  Food covers remained virtually unchanged and the average guest check increased 5.8% and 7.7% for the three and six-months ended June 30, 2005, respectively as compared to the three and six-months ended June 30, 2004.  Food and beverage expenses increased 3.6% and 4.8% for the three and six-months ended June 30, 2005, respectively as compared to the three and six-months ended June 30, 2004, due to the acquisitions of Magic Star and Gold Rush and increases in selected food cost items.

Room.  Room revenues increased 10.4% and 10.1% for the three and six-months ended June 30, 2005, respectively, as compared to the three and six-months ended June 30, 2004. Room occupancy increased to 97% for the three and six-months ended June 30, 2005 as compared to 96% for the three and six months ended June 30, 2004.  The average daily room rate increased to $61 in the three months ended June 30, 2005 from $58 in the three months ended June 30, 2004 and to $63 in the six months ended June 30, 2005 from $58 in the six months ended June 30, 2004. The increase in room rate is primarily due to a continued increase in demand for rooms in Las Vegas as compared to the prior year.

Other.  Other revenues primarily include income from the gift shops, bowling, entertainment, leased outlets and arcades. Other revenues increased by 25.3% to approximately $12.9 million for the three months ended June 30, 2005 as compared to approximately $10.3 million for the three months ended June 30, 2004. Other revenues increased by 18.3% to approximately $24.1 million for the six months ended June 30, 2005 as compared to approximately $20.3 million for the six months ended June 30, 2004. The increase in other revenues is primarily due to the opening of the bowling center at Sunset Station in April 2005.

Management Fees.  We manage Thunder Valley on behalf of the United Auburn Indian Community (“UAIC”) and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for both Green Valley Ranch and Barley’s and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch and 10% of EBITDA from Barley’s. For the three months ended June 30, 2005, management fees increased to approximately $23.6 million as compared to $21.2 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, management fees increased to approximately $46.9 million as compared to $42.2 million for the six months ended June 30, 2004. The increase is due to improved results at both Thunder Valley and Green Valley Ranch.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 6.8% for the three and six-months ended June 30, 2005 primarily due to an increase in payroll and related expenses. SG&A as a percentage of net revenues, decreased to 16.2% and 16.1% for the three and six-months ended June 30, 2005 as compared to 17.3% for the three and six months ended June 30, 2004. A large portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A to net revenues decreased.

Corporate Expense.  Corporate expense as a percentage of net revenues increased to 5.1% and 5.2% for the three and six months ended June 30, 2005, respectively, as compared to 4.6% and 4.7% for the three and six months ended June 30, 2004, respectively. Corporate expense increased 26.9% to $14.1 million for the three months ended June 30, 2005 as compared to $11.1 million for the three months ended June 30, 2004. Corporate expense increased 25.3% to $28.3 million for the six months ended June 30, 2005 as compared to $22.6 million for the six months ended June 30, 2004. The increase is due primarily to increased investment in corporate infrastructure to handle projected growth and incentive compensation which includes cash and restricted stock.

Development Expense.  Development expense includes costs to identify potential gaming opportunities with an emphasis on expanding our management of Native American casinos and other development opportunities, which include payroll, travel and legal expenses.  Development expenses for the three months ended June 30, 2005 and 2004 were approximately $2.1 million and $2.2 million, respectively.  Development expenses for the six months ended June 30, 2005 and 2004 were approximately $4.7 million and $6.2 million, respectively.  Also included in development expense for the six months ended June 30, 2004 is a $2.0 million non-reimbursable milestone payment related to the Gun Lake project in Michigan (see “Future Development”).

Depreciation and Amortization.  Depreciation and amortization increased 21.2% in the three months ended June 30, 2005 to $25.1 million as compared to $20.7 million in the three months ended June 30, 2004. Depreciation and amortization increased 23.1% in the six months ended June 30, 2005 to $49.5 million as compared to $40.2 million in the six months ended June 30, 2004. This increase was due primarily to the addition of new ticket-in, ticket-out slot machines at a majority of the Major Las Vegas properties in 2004, the completion of the ice arena at Fiesta Rancho during 2004, the opening of the Santa Fe Station phase II expansion during December 2004 and the bowling expansion at Sunset Station in April 2005.

Lease Terminations.  During the three and six months ended June 30, 2005, we recorded approximately $3.6 million and $11.7 million, respectively, to terminate various leases on land adjacent to the current Wild Wild West property.

Preopening Expenses.  Preopening expenses for the three and six months ended June 30, 2005 were approximately $1.2 million and $1.8 million, respectively, which include costs incurred related to projects under development including Red Rock (see “Future Development”).  Preopening expenses for the three and six-months ended June 30, 2004 were approximately $0.3 million, which included costs incurred during development of Red Rock.

Earnings from Joint Ventures.  We own a 50% interest in Green Valley Ranch and Barley’s, and a 6.7% interest in the Palms Casino Resort. For the three months ended June 30, 2005, we recorded approximately $8.7 million as our share of the earnings from these joint ventures as compared to approximately $4.2 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, we recorded approximately $19.4 million as our share of the earnings from these joint ventures as compared to approximately $11.2 million for the six months ended June 30, 2004.  The increase in earnings from joint ventures is a primarily a result of the improved results at Green Valley Ranch as a result of the completion of the recent expansion in December 2004.

Interest Expense.  Interest expense, net of capitalized interest, increased 8.2% to $18.9 million in the three months ended June 30, 2005 as compared to $17.5 million in the three months ended June 30, 2004. Gross interest expense increased approximately $4.6 million over the same periods. Long-term debt increased by approximately $187.8 million to approximately $1.48 billion as of June 30, 2005 as compared to approximately $1.29 billion as of June 30, 2004, while our weighted average cost of debt increased to 6.2% from 5.8%. The increase in the weighted average cost of debt was due to the cancellation of $200.0 million in notional amount of interest rate swaps.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $0.7 million and $2.1 million for the three months ended June 30, 2005 and 2004, respectively.  Capitalized interest increased approximately $3.1 million to $4.4 million for the three months ended June 30, 2005 primarily due to interest capitalized for the construction of Red Rock (see “Future Development”).

Interest expense, net of capitalized interest, decreased 5.2% to $37.9 million in the six months ended June 30, 2005 as compared to $39.9 million in the six months ended June 30, 2004. Gross interest expense increased approximately $2.5 million over the same periods. Long-term debt increased by approximately $187.8 million to approximately $1.48 billion as of June 30, 2005 as compared to approximately $1.29 billion as of June 30, 2004. We reduced our weighted average cost of debt to 6.1% for the six months ended June 30, 2005 from 6.2% for the six months ended June 30, 2004. Capitalized interest increased approximately $4.6 million to $7.3 million for the six months ended June 30, 2005 primarily due to interest capitalized for the construction of Red Rock.

Interest and Other Expense from Joint Ventures.  For the three months ended June 30, 2005 and 2004, we recorded approximately $2.1 million and $1.0 million, respectively in interest and other expense related to our unconsolidated joint ventures. For the six months ended June 30, 2005 and 2004, we recorded approximately $3.8 million and $2.4 million, respectively in interest and other expense related to our unconsolidated joint ventures. The increase is due to higher debt balances as a result of the approximate 300 room addition at Green Valley Ranch which was completed in December 2004 in addition to the prior year amounts including capitalized interest on the expansion.

Loss on Early Retirement of Debt.  During the first quarter of 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008.  As a result of the redemption we recorded a loss on early retirement of debt of approximately $0.7 million during the six months ended June 30, 2005 to reflect the write-off of unamortized loan costs and call premium.  During the third quarter of 2005 we will record a loss on early retirement of debt of approximately $0.6 million as we redeemed the remaining $17.4 million of outstanding 9 7/8% senior subordinated notes due 2010 on July 1, 2005.

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

Liquidity and Capital Resources

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects such as Red Rock and the expansions at Santa Fe Station, Green Valley Ranch and Fiesta Henderson entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

During the six months ended June 30, 2005, we generated cash flows from operating activities of approximately $164.7 million. We issued $200.0 million in additional senior subordinated notes, while redeeming approximately $16.9 million of our existing senior notes (see “Description of Certain Indebtedness and Capital Stock - Senior and Senior Subordinated Notes”). In addition, we received approximately $9.8 million from the exercise of stock options. There were no amounts directly outstanding on the Revolving Facility as of June 30, 2005. At June 30, 2005, we had total available borrowings of $985.7 million under the Revolving Facility, which reflects the issuance of various letters of credit totaling approximately $14.3 million. We had $61.1 million in cash and cash equivalents as of June 30, 2005, which included approximately $33.2 million of cash in excess of the amounts required to be on hand at our properties.

During the six months ended June 30, 2005, total capital expenditures were $298.3 million, of which approximately $156.4 million was related to the development of Red Rock (see “Future Development”), approximately $44.8 million was for the purchase of land adjacent to the current Wild Wild West property, approximately $15.1 million for the purchase of gaming-entitled property in Reno, Nevada (see “Future Development”), approximately $11.1 million was related to the bowling center at Sunset Station, approximately $13.4 million was for the phase II expansion at Santa Fe Station, approximately $28.5 million was for maintenance capital expenditures and approximately $29.0 million was for various other projects and land purchases. In addition to capital expenditures, we paid approximately $28.4 million in common stock dividends.

Our primary cash requirements for the remainder of 2005 are expected to include (i) approximately $30 million for maintenance and other capital expenditures, (ii) approximately $34 million for the payment of common stock dividends, (iii) approximately $214 million for the development and construction of Red Rock, (iv) approximately $15 million for the phase III expansion at Santa Fe Station (see “Future Development”), (v) approximately $30 million for the phase II expansion at Fiesta Henderson (see “Future Development”), (vi)  approximately $18 million for the redemption of the 9 7/8% senior subordinated notes, (vii)  payments related to our existing and other potential Native American projects, (viii) principal and interest payments on indebtedness, (ix) other strategic land purchases and (x) opportunistic repurchases of our common stock.

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

Off Balance Sheet Arrangements

As of June 30, 2005, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include an interest rate swap with a notional amount of $50.0 million (see “Description of Certain Indebtedness and Capital Stock — Senior and Senior Subordinated Notes”). We also have certain contractual obligations including long-term debt, operating leases and employment contracts. Other than the issuance of $200.0 million of 6 7/8% senior subordinated notes, the redemption of the remaining $16.9 million of outstanding 8 3/8% senior notes and cancellation of $200.0 million in interest rate swaps, there were no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

Future Development

Red Rock Resort Spa and Casino

In April 2004, we commenced construction of Red Rock Resort Spa and Casino (“Red Rock”) located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. The initial phase of the property is expected to be completed near the end of the first quarter of 2006. We also plan to accelerate the construction of a phase II expansion. Construction on phase II of Red Rock is expected to begin in the latter part of 2005 and is expected to be completed by the end of 2006. The total project will include over 2,800 slot machines, 850 hotel rooms, 94,000 square-feet of meeting and convention space, a 35,000 square-foot spa, nine full service restaurants, a 16-screen movie theater complex, a night club and private pool club to be operated by Midnight Oil Company, both indoor and outdoor entertainment venues and parking for almost 5,500 vehicles. The total cost of Red Rock, including the phase II expansion, is expected to be approximately $925 million, of which approximately $307.8 million has been spent as of June 30, 2005.

On July 27, 2005, we entered into a joint venture with Cloobeck Molasky Partners I, LLC (“Cloobeck Molasky”) to develop a high-end residential project on approximately 8 acres located adjacent to the hotel and resort-pool area at Red Rock.  It is anticipated that the residential project will contain up to 600 luxury units.  Pursuant to the terms of the operating agreement, we will own 80% of the joint venture and Cloobeck Molasky will own 20%.  Subject to obtaining local approvals, sales of the residential towers are expected to begin in 2006.

Santa Fe Station Expansion

In 2003, we began a $52 million phase II expansion at Santa Fe Station. The expansion included additional casino space, slot machines, a new movie theater complex, an upgrade of the property’s bowling center, a new entertainment venue and bar, a new Kid’s Quest facility and other amenities as well as removal of the ice arena. The additional slot machines, upgrade of the bowling center, removal of the ice arena and new entertainment venue were completed during 2004.  The remaining items were completed in the six months ended June 30, 2005.

In April 2005, we announced a $120 million phase III master-planned expansion at Santa Fe Station which will include a 2,900-space parking garage, a 500-seat buffet, 400 additional slot machines, a remodeled and expanded race and sports book, a 15,000 square-foot meeting and banquet facility and a new center bar.  The entire project will include approximately 125,000 square-feet of additional space.  Construction of this project is expected to begin in September 2005 and to be completed in phases beginning in the third quarter of 2006 through the fourth quarter of 2006.

Fiesta Henderson Expansion

In April 2005, we announced a $70 million phase II master-planned expansion at Fiesta Henderson which will include a 1,500-space parking garage, 350 additional slot machines, a remodeled and expanded race and sports book and a 12-screen movie theater complex.  Construction of the project is expected to begin in August 2005 and be completed in the third quarter of 2006.

Green Valley Ranch

In July 2005, we announced a $110 million phase III master-planned expansion at Green Valley Ranch which will include a 1,500-space parking garage, additional slot machines, a new race and sports book, a new poker room, a 500-seat entertainment lounge, 14,000 square-feet of convention space and two new restaurants.  Construction of this project is expected to begin in October 2005 and will open in phases from the fourth quarter of 2006 through early 2007.

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

In August 2003, we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. The proposed site of the project is bordered by Stony Point Road, Wilfred Avenue and Rohnert Park Expressway, approximately one-half mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the “DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (the “NIGC”). Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of June 30, 2005, we had advanced approximately $24.0 million toward the development of this project, primarily to perform due diligence and secure real estate for the FIGR project, which is included in other assets, net on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid with the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of June 30, 2005, approximately $2.0 million of these payments had been made and were recorded in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into Amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of June 30, 2005, approximately $2.0 million of these payments had been made and were recorded in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the Amended Management Agreement, subject to certain contingencies. Under the terms of the Amended Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of June 30, 2005, we had advanced approximately $22.3 million toward the development of this project, primarily to secure real estate for the project, which is included in other assets, net on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The Amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake.  The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination.  On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI.  The Complaint seeks judicial review of the Determination.  On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit.  The District Court has yet to rule on that motion.  As with all litigation, no assurances can be provided as to the outcome of that lawsuit.  Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of June 30, 2005, we had advanced approximately $6.4 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million upon achieving certain milestones, which will not be reimbursed. As of June 30, 2005, $50,000 of these payments had been made and were recorded in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of June 30, 2005 we had advanced approximately $2.7 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million upon achieving certain milestones, which will not be reimbursed. As of June 30, 2005, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Land Acquisition

We have acquired certain parcels of land as part of our development activities.  Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations.  As many of these considerations are beyond our control, no assurances can be made that we will be able to secure additional, acceptable financing in order to proceed with any particular project.  As of June 30, 2005, we had $188.1 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 207 acres in the Las Vegas valley, 188 acres in the Sacramento area near Thunder Valley and 96 acres in Reno, Nevada. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, currently consists of 67 acres. The South Las Vegas site, located in a gaming enterprise district on the southern end of Las Vegas Boulevard at Cactus Avenue, currently consists of 55 acres.  In addition, we lease and have an option to purchase the 2.5 acres adjacent to this site.  We also own a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215.

During 2004, we purchased approximately 26 acres of real property and improvements formerly known as the Castaways Hotel Casino and Bowling Center (the “Castaways”) in Las Vegas, Nevada.  The Castaways closed on January 26, 2004, shortly after its former owners filed for bankruptcy.  We have begun the demolition of portions of the existing structure and are currently evaluating the potential uses of the property.

In February 2005, we purchased approximately 96 acres of gaming-entitled property in Reno, Nevada for $15.1 million.  The property was owned by Blake L. Sartini, the brother-in-law of Frank J. Fertitta III, Chief Executive Officer, and Lorenzo J. Fertitta, President.

We have also acquired or are under contract to acquire approximately 58 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 39 acres have been acquired as of June 30, 2005. During the six months ended June 30, 2005, we incurred and expensed approximately $11.7 million to terminate various leases related to this land.  In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. In July 2005, we entered into an agreement to extend the date for the close of escrow to no later than January 2007 at a purchase price of approximately $36 million, provided that either party may accelerate the close of escrow to an earlier date upon 90 days’ prior written notice to the other party.  In addition, the agreement reduces the lease expense from $2.9 million to $1.6 million per year.  No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets.

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

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry.  The Nevada Legislature has concluded their 2005 session and there were no increases in taxes affecting the gaming industry.  The Nevada Legislature does not meet again until 2007.

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

Description of Certain Indebtedness and Capital Stock

Revolving Facility

In December 2004, we increased our available borrowing capacity under our revolving credit facility (the “Revolving Facility”) to $1.0 billion and extended the maturity by two years to December 2009. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of June 30, 2005, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.13%. The maximum margin for Eurodollar Rate borrowings is 2.13%. The maximum margin for Alternate Base Rate borrowings is 0.88%. As of June 30, 2005, the fee for the unfunded portion of the Revolving Facility was 0.25%.

The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of June 30, 2005, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.04 to 1.00 and the fixed charge coverage ratio was 2.32 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through December 31, 2005, which reduces to 5.25 to 1.00 on March 31, 2006 through December 31, 2006, to 5.00 to 1.00 on March 31, 2007 through December 31, 2007, to 4.75 to 1.00 on March 31, 2008 through December 31, 2008 and to 4.50 to 1.00 on March 31, 2009. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), limitations on asset dispositions, limitations on dividends, limitations on indebtedness, limitations on investments and limitations on capital expenditures. As of June 30, 2005, our consolidated funded debt to Adjusted EBITDA ratio was 3.49 to 1.00. We have pledged the stock of all of our major subsidiaries.

Senior and Senior Subordinated Notes

During the second quarter 2005, we issued $200.0 million of 6 7/8% senior subordinated notes due in March 2016, which were priced at 102.25%.  This offering was an add-on to the $350.0 million of senior subordinated notes issued in February 2004.  Proceeds from this offering were used to repay outstanding borrowings under our Revolving Facility, for capital expenditures related to our development projects and for general corporate purposes.

On February 15, 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008. As a result of the redemption, we recorded a loss on early retirement of debt of approximately $0.7 million in the six months ended June 30, 2005 to reflect the write-off of the unamortized loan costs and call premium.

On July 1, 2005, we redeemed the remaining $17.4 million of outstanding 9 7/8% senior subordinated notes due 2010.  As a result of the redemption, we will record a pre-tax loss on early retirement of debt of approximately $0.6 million in the third quarter to reflect the write-off of the unamortized loan cost, discount and call premium.

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

The indentures (the “Indentures”) governing our senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit us and our subsidiaries’ ability to incur additional debt. At June 30, 2005, our Consolidated Coverage Ratio (as defined in the Indentures) was 4.5 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

We have historically entered into various interest rate swaps with members of our bank group to manage interest expense. As of June 30, 2005, we have an interest rate swap with a notional amount of $50.0 million that is tied directly to our 6% senior notes. The interest rate swap converts a portion of our fixed-rate debt to a floating-rate based upon three month LIBOR rates. At June 30, 2005, we paid a rate based on LIBOR, which approximated 4.78% and received a rate of 6.00%. The interest rate swap terminates in April 2012. In May 2005, we terminated interest rate swaps with a notional amount of $200.0 million, which were due to terminate in 2014.  We paid $0.1 million to terminate the interest rate swaps which represent their market value at the date of termination.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $0.7 million and $2.1 million for the three months ended June 30, 2005 and 2004, respectively.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $2.0 million and $3.9 million for the six months ended June 30, 2005 and 2004, respectively.

The interest rate swaps that we entered into qualify for the “shortcut” method allowed under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS No. 138), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded a liability of $0.6 million and $2.2 million as of June 30, 2005 and December 31, 2004, respectively, representing the fair value of the interest rate swaps and a corresponding decrease in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

Green Valley Ranch Financing

Green Valley Ranch is owned by a 50/50 joint venture between us and GCR Gaming. In December 2004, Green Valley Ranch entered into a new $250 million Second Amended and Restated Loan Agreement (the “Green Valley Facility”), which refinanced the existing $250 million revolving credit facility and term loan. The Green Valley Facility extends the maturity of the revolving portion to December 2009 and the term loan portion to December 2011. The outstanding balance of the Green Valley Ranch revolving credit facility as of June 30, 2005, was approximately $199.0 million.

Common Stock

We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 78,296,602 shares of which were issued and 10,193,850 shares of which were held in treasury as of June 30, 2005. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

On July 28, 2005, we announced an increase in our quarterly cash dividend to $0.25 per share which is payable on September 2, 2005 to shareholders of record on August 12, 2005. During the six months ended June 30, 2005, we paid a quarterly cash dividend of $0.21 per share to shareholders of record on February 11, 2005 and May 13, 2005 for approximately $14.2 million each.  During the six months ended June 30, 2004, we paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004 for approximately $7.8 million and a quarterly cash dividend of $0.175 per share to shareholders of record on May 14, 2004 for approximately $11.1 million.

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

Treasury Stock

During the six months ended June 30, 2005, we repurchased 8,507 shares of our common stock for approximately $0.5 million. As of June 30, 2005, we had acquired approximately 10.2 million shares at a cost of approximately $138.2 million for a weighted average cost of $13.56 per shares. We are authorized to repurchase up to approximately 10.4 million additional shares of our common stock as of June 30, 2005.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.  There were no material changes to those policies during the six months ended June 30, 2005.

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

The following table provides information about our long-term debt at June 30, 2005 (see also “Description of Certain Indebtedness and Capital Stock”) (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Revolving Facility	December 2009	$1,000,000	$—	$—
6 ½% senior subordinated notes	February 2014	450,000	450,000	460,688
6% senior notes	April 2012	450,000	448,447	458,438
6 7/8% senior subordinated notes	March 2016	550,000	554,487	566,500
9 7/8% senior subordinated notes	July 2010	17,378	17,335	17,964
Other debt, interest at 6.0%	2007-2008	6,048	6,048	6,048
Market value of interest rate swaps	2012-2014	(472)	(472)	(472)

Total		$2,472,954	$1,475,845	$1,509,166

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	As of June 30,
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$17,335	$—	$—	$5,335	$—	$1,452,934	$1,475,604
Weighted average interest rate	9.94%	—	—	6.00%	—	6.47%	6.51%
Variable-rate	$24	$25	$664	$—	$—	$—	$713
Weighted average interest rate	6.00%	6.00%	6.00%	—	—	—	6.00%
Interest rate swaps:
Notional amount	$—	$—	$—	$—	$—	$50,000	$50,000
Average payable rate	—	—	—	—	—	4.78%	4.78%
Average receivable rate	—	—	—	—	—	6.00%	6.00%

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

On September 13, 2004, Harrah’s filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On October 14, 2004, the Company filed a Notice of Cross Appeal with the Federal Circuit. On February 17, 2005, Harrah’s filed its appellate brief with the Federal Circuit. On May 31, 2005, the Company filed its appellate brief with the Federal Circuit.  On June 14, 2005, Harrah’s filed its reply brief with the Federal Circuit.  The Federal Circuit has yet to assign a date for oral argument of this appeal.  While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs’ claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position, cash flows or results of operations.

Item 2.           Unregistered Sales of Equity Securites and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended June 30, 2005 (unaudited):

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

April 1 – 30, 2005	—	$—	—	10,369,634
May 1 – 31, 2005	926	$62.52	—	10,369,634
June 1 – 30, 2005	—	$—	—	10,369,634
Total	926	$62.52	—	10,369,634

(a)  The shares purchased by the Company during the three months ended June 30, 2005, consisted of 926 restricted shares withheld to offset tax withholding obligations that occur upon vesting of the restricted shares.

Item 3.           Defaults Upon Senior Securities - None.

Item 4.           Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 18, 2005. At the meeting Frank J. Fertitta III and Lee S. Isgur. were re-elected to the Board of Directors to serve for a term of three years until the 2008 Annual Meeting of Shareholders. The result of the stockholder vote for each nominee was as follows:

	In Favor	Withheld
Frank J. Fertitta III	39,686,490	79,505
Lee S. Isgur	39,606,068	159,927

In addition to the directors elected above, the following directors continue to serve in office are Lorenzo J. Fertitta, Lowell H. Lebermann, Jr., Robert E. Lewis and James E. Nave, D.V.M.

The stockholders also approved the Company’s 2005 Stock Compensation Plan, with 29,276,849 shares in favor, 7,687,240 shares opposed, 32,712 shares abstained and 2,769,194 broker non-votes.

The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2005 fiscal year with 39,713,944 shares in favor, 32,619 shares opposed, 19,432 shares abstained.

The stockholders rejected the shareholder proposal to change the “supermajority” provisions in the bylaws with 9,608,054 shares in favor, 27,311,194 shares opposed, 77,553 shares abstained and 2,769,194 broker non-votes.

The stockholders rejected the shareholder proposal to declassify the Board of Directors and institute annual election of directors with 9,445,731 shares in favor, 27,481,649 shares opposed, 69,421 shares abstained and 2,769,194 broker non-votes.

The stockholders rejected the shareholder proposal to submit the Company’s Rights Agreement to stockholders with 12,114,529 shares in favor, 24,809,524 shares opposed, 72,748 shares abstained and 2,769,194 broker non-votes.

Item 5. Other Information – None.

Item 6. Exhibits

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

Station Casinos, Inc.,
Registrant

DATE: August 8, 2005	/s/ Glenn C. Christenson
Glenn C. Christenson,
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Principal Accounting Officer)