Form 10-Q
period 2005-09-30
STATION CASINOS INC
filed 2005-11-08
CIK 898660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐   No ☒

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common stock, $0.01 par value	68,488,724

STATION CASINOS, INC.

INDEX

Part I.	Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets -
September 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations (unaudited) -
Three and nine months ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (unaudited) -
Nine months ended September 30, 2005 and 2004

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

Signature

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,587	$68,417
Receivables, net	18,287	21,452
Inventories	6,209	5,459
Prepaid gaming tax	19,001	16,432
Prepaid expenses	10,250	7,761
Total current assets	119,334	119,521

Property and equipment, net	1,813,024	1,367,957
Goodwill and other intangibles, net	154,792	155,775
Land held for development	205,317	167,729
Investments in joint ventures	127,576	106,598
Other assets, net	249,441	128,004
Total assets	$2,669,484	$2,045,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$97	$16,917
Accounts payable	11,996	10,351
Construction contracts payable	88,984	36,298
Accrued expenses and other current liabilities	113,736	112,450
Total current liabilities	214,813	176,016

Long-term debt, less current portion	1,739,675	1,321,296
Deferred income tax, net	62,082	20,094
Other long-term liabilities, net	43,860	39,257
Total liabilities	2,060,430	1,556,663

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 78,675,752 and 77,298,227 shares issued	575	561
Treasury stock, 10,232,320 and 10,185,343 shares, at cost	(140,962)	(137,714)
Additional paid-in capital	612,531	567,939
Deferred compensation - restricted stock	(74,651)	(77,598)
Accumulated other comprehensive loss	531	(611)
Retained earnings	211,030	136,344
Total stockholders’ equity	609,054	488,921
Total liabilities and stockholders’ equity	$2,669,484	$2,045,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Operating revenues:
Casino	$206,412	$181,048	$613,321	$533,016
Food and beverage	35,789	34,418	109,341	103,451
Room	14,009	13,426	46,071	42,545
Other	14,159	10,644	38,209	30,973
Management fees	24,028	19,995	70,930	62,174
Gross revenues	294,397	259,531	877,872	772,159
Promotional allowances	(18,060)	(16,669)	(54,107)	(50,155)
Net revenues	276,337	242,862	823,765	722,004

Operating costs and expenses:
Casino	71,737	69,391	213,163	203,239
Food and beverage	25,310	25,355	76,534	74,212
Room	5,159	5,418	15,726	15,601
Other	4,904	4,369	13,222	12,582
Selling, general and administrative	46,076	44,129	134,449	126,906
Corporate	14,592	11,311	42,856	33,874
Development	2,047	2,113	6,749	8,309
Depreciation and amortization	26,053	21,935	75,523	62,117
Preopening	1,651	233	3,454	577
Lease terminations	—	—	11,654	—
	197,529	184,254	593,330	537,417

Operating income	78,808	58,608	230,435	184,587
Earnings from joint ventures	8,956	7,038	28,356	18,249
Operating income and earnings from joint ventures	87,764	65,646	258,791	202,836

Other income (expense):
Interest expense, net	(20,466)	(18,595)	(58,316)	(58,500)
Interest and other expense from joint ventures	(1,473)	(894)	(5,299)	(3,271)
Loss on early retirement of debt	(600)	—	(1,278)	(93,265)
Other	(3,384)	(487)	(3,598)	(3,299)
	(25,923)	(19,976)	(68,491)	(158,335)

Income before income taxes	61,841	45,670	190,300	44,501
Income tax provision	(22,881)	(16,584)	(70,091)	(16,163)
Net income	$38,960	$29,086	$120,209	$28,338

Basic and diluted earnings per common share:
Net income:
Basic	$0.57	$0.45	$1.77	$0.45
Diluted	$0.56	$0.43	$1.73	$0.43
Weighted average common shares outstanding:
Basic	68,355	65,052	67,901	63,647
Diluted	69,772	67,769	69,302	66,300

Dividends paid per common share	$0.250	$0.175	$0.670	$0.475

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Cash flows from operating activities:
Net income	$120,209	$28,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,523	62,117
Loss on early retirement of debt	1,278	93,265
Deferred income tax	43,703	(25,643)
Tax benefit from exercise of stock options	24,066	37,856
Earnings from joint ventures, net	(23,057)	(14,978)
Amortization of debt discount, premium and issuance costs	2,444	2,231
Changes in assets and liabilities:
Receivables, net	3,165	9,990
Inventories and prepaid expenses	(5,824)	(2,850)
Accounts payable	1,645	(12,103)
Accrued expenses and other current liabilities	(429)	(20,100)
Other, net	14,023	13,098
Total adjustments	136,537	142,883
Net cash provided by operating activities	256,746	171,221
Cash flows from investing activities:
Capital expenditures	(580,158)	(237,914)
Proceeds from sale of land, property and equipment	21,673	27,066
Accrued construction contracts payable	338,622	33,659
Payments on construction contracts	(285,936)	(12,934)
Advances to tribes	(121,847)	(19,926)
Other, net	9,115	1,528
Net cash used in investing activities	(618,531)	(208,521)
Cash flows from financing activities:
Redemption of senior and senior subordinated notes	(34,272)	(1,028,815)
Proceeds from the issuance of senior and senior subordinated notes, net	358,250	1,248,214
Borrowings (payments) under bank facility with maturity dates less than three months, net	74,000	(127,000)
Payments under bank facility, maturity dates greater than three months	—	(50,000)
Proceeds from exercise of stock options	14,151	33,596
Debt issuance costs	(4,211)	(14,922)
Payment of dividends	(45,523)	(30,339)
Purchase of treasury stock	(3,248)	(1,620)
Other, net	(192)	(255)
Net cash provided by financing activities	358,955	28,859
Cash and cash equivalents:
Decrease in cash and cash equivalents	(2,830)	(8,441)
Balance, beginning of period	68,417	62,272
Balance, end of period	$65,587	$53,831
Supplemental cash flow disclosures:
Cash paid for interest, net of $13,528 and $4,408 capitalized	$66,663	$63,626
Cash paid (received) for income taxes, net	$2,149	$(3,027)
Supplemental disclosure of non-cash items:
Acquisition of assets through assumption of debt	$3,467	$—

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

                The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

                Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2004 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

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

	September 30,	December 31,
	2005	2004
	(unaudited)
Green Valley Ranch (50.0%)	$106,023	$85,274
Barley’s (50.0%)	3,721	2,984
Palms Casino Resort (6.7%)	17,832	18,340
Investments in joint ventures	$127,576	$106,598

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
Current assets	$62,531	$72,451
Property and equipment and other assets, net	791,655	633,592
Current liabilities	65,789	60,605
Long-term debt and other liabilities	348,194	243,430
Stockholders’ equity	440,203	402,008

Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Net revenues	$108,996	$93,905	$320,815	$283,467
Operating costs and expenses	84,893	73,387	246,819	223,675
Operating income	24,103	20,518	73,996	59,792
Interest and other expense, net	(1,215)	(2,979)	(10,245)	(7,648)
Net income	$22,888	$17,539	$63,751	$52,144

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Operating earnings from joint ventures	$8,956	$7,038	$28,356	$18,249
Interest and other expense from joint ventures	(1,473)	(894)	(5,299)	(3,271)
Net earnings from joint ventures	$7,483	$6,144	$23,057	$14,978

                Green Valley Ranch

                Green Valley Ranch is owned by a 50/50 joint venture between the Company and GCR Gaming. In December 2004, Green Valley Ranch entered into a new $250 million Second Amended and Restated Loan Agreement (the “Green Valley Facility”), which refinanced the existing $250 million revolving credit facility and term loan. The Green Valley Facility extends the maturity of the revolving portion to December 2009 and the term loan portion to December 2011. The outstanding balance of the Green Valley Ranch revolving credit facility as of September 30, 2005, was approximately $198.5 million.

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

4.             Long-term Debt

                Long-term debt consists of the following (amounts in thousands):

	September 30,	December 31,
	2005	2004
	(unaudited)
Revolving credit facility, $1.0 billion limit at September 30, 2005, due December 31, 2009, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (6.0% at September 30, 2005)	$125,500	$51,500
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009	450,000	450,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $1.5 million at September 30, 2005	448,494	448,354
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized premium of $8.1 million at September 30, 2005	708,141	350,000
9 7/8% senior subordinated notes, principal due July 1, 2010, called July 1, 2005	—	17,332
8 3/8% senior notes, principal due February 15, 2008, called February 15, 2005	—	16,894
Other long-term debt, interest at 6.0% at September 30, 2005, maturity dates ranging from 2007 to 2008	9,481	6,060
Total long-term debt	1,741,616	1,340,140
Current portion of long-term debt	(97)	(16,917)
Market value of interest rate swaps	(1,844)	(1,927)
Total long-term debt, net	$1,739,675	$1,321,296

                Revolving Facility

       In December 2004, the Company increased its available borrowing capacity under its revolving credit facility (the “Revolving Facility”) to $1.0 billion and extended the maturity by two years to December 2009. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company’s combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of

September 30, 2005, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.38%. The maximum margin for Eurodollar Rate borrowings is 2.13%. The maximum margin for Alternate Base Rate borrowings is 0.88%. As of September 30, 2005, the fee for the unfunded portion of the Revolving Facility was 0.25%.

       The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of September 30, 2005, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.37 to 1.00 and the fixed charge coverage ratio was 2.26 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through December 31, 2005, which reduces to 5.25 to 1.00 on March 31, 2006 through December 31, 2006, to 5.00 to 1.00 on March 31, 2007 through December 31, 2007, to 4.75 to 1.00 on March 31, 2008 through December 31, 2008 and to 4.50 to 1.00 on March 31, 2009. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness, investments and capital expenditures. As of September 30, 2005, the Company’s consolidated funded debt to Adjusted EBITDA ratio was 3.86 to 1.00. The Company has pledged the stock of all of its major subsidiaries.

                Senior and Senior Subordinated Notes

On June 15 and September 1, 2005, the Company issued $200.0 million and $150.0 million, respectively, of additional 6 7/8% senior subordinated notes due in March 2016 which were add-ons to the $350.0 million of senior subordinated notes issued by the Company in February 2004.  Proceeds from these offerings were used to repay outstanding borrowings under the Revolving Facility, for capital expenditures related to its development projects and for general corporate purposes.

On February 15, 2005, the Company redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008 and on July 1, 2005 the Company redeemed the remaining $17.4 million of outstanding 9 7/8% senior subordinated notes due 2010.  As a result of these redemptions, the Company recorded a loss on early retirement of debt of approximately $0.6 million and $1.3 in the three and nine-months ended September 30, 2005, respectively, to reflect the write-off of the unamortized loan costs, discount and call premium.

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

                The indentures (the “Indentures”) governing the Company’s senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit the Company and its subsidiaries’ ability to incur additional debt. At September 30, 2005, the Company’s Consolidated Coverage Ratio (as defined in the Indentures) was 4.4 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event the Company’s Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company’s ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and

Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens the Company can incur.

                The Company has historically entered into various interest rate swaps with members of its bank group to manage interest expense. As of September 30, 2005, the Company has an interest rate swap with a notional amount of $50.0 million that is tied directly to the Company’s 6% senior notes. The interest rate swap converts a portion of the Company’s fixed-rate debt to a floating-rate based upon three month LIBOR rates. At September 30, 2005, the Company paid a rate based on LIBOR, which approximated 5.18% and received a rate of 6.00%. The interest rate swap terminates in April 2012. In May 2005, the Company terminated interest rate swaps with a notional amount of $200.0 million, which were due to terminate in 2014.  The Company paid $0.1 million to terminate the interest rate swaps which represents their market value at the date of termination.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $0.1 million and $1.8 million for the three months ended September 30, 2005 and 2004, respectively.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $2.1 million and $5.7 million for the nine months ended September 30, 2005 and 2004, respectively.

                The interest rate swaps that the Company entered into qualify for the “shortcut” method allowed under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS No.138), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded a liability of $1.7 million and $2.2 million as of September 30, 2005 and December 31, 2004, respectively, representing the fair value of the interest rate swaps and a corresponding decrease in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

5.             Stockholders’ Equity

                During the nine months ended September 30, 2005, the Company repurchased 46,977 shares of its common stock for approximately $3.2 million. As of September 30, 2005, the Company had acquired approximately 10.2 million shares at a cost of approximately $141.0 million for a weighted average cost of $13.78 per share. The Company is authorized to repurchase approximately 10.4 million additional shares of its common stock as of September 30, 2005.  Under the most restrictive of its debt covenants, the Company could spend approximately $551.2 million on such purchases.

                SFAS No. 130, “Reporting Comprehensive Income”, requires companies to disclose other comprehensive income and the components of such income.  Comprehensive income is the total of net income  and all other non-stockholder changes in equity. The Company has recorded its 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch as other comprehensive income.  Comprehensive income was computed as follows (amounts in thousands, unaudited):

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Net income	$38,960	$29,086	$120,209	$28,338
Mark-to-market valuation of interest rate swaps, net of tax	758	(1,098)	1,142	224
Comprehensive income	$39,718	$27,988	$121,351	$28,562

                The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands, unaudited):

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding (used in calculation of basic earnings per share)	68,355	65,052	67,901	63,647
Potential dilution from the assumed exercise of stock options	1,417	2,717	1,401	2,653
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	69,772	67,769	69,302	66,300

                On December 2, 2005, the Company will pay a quarterly cash dividend of $0.25 per share to shareholders of record on November 11, 2005.  During the nine months ended September 30, 2005, the Company paid a quarterly cash dividend of $0.21 per share to shareholders of record on February 11, 2005 and May 13, 2005 and a quarterly cash dividend of $0.25 per share to shareholders of record on August 12, 2005 for a total of approximately $45.5 million.

                During the nine months ended September 30, 2004, the Company paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004 and a quarterly cash dividend of $0.175 to shareholders of record on May 14, 2004 and August 13, 2004 for a total of approximately $30.3 million.

6.             Future Development

                Red Rock Resort Spa and Casino

       In April 2004, the Company commenced construction of Red Rock Resort Spa and Casino (“Red Rock”) located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. The initial phase of the property is expected to be completed near the end of the first quarter of 2006. Construction of phase II at Red Rock began in October 2005 and is expected to be completed by the end of 2006. The total project will include over 2,800 slot machines, 850 hotel rooms, 94,000 square-feet of meeting and convention space, a 35,000 square-foot spa, nine full service restaurants, a 16-screen movie theater complex, a night club and private pool club to be operated by Midnight Oil Company, both indoor and outdoor entertainment venues and parking for almost 5,500 vehicles. The total cost of Red Rock, including the phase II expansion, is expected to be approximately $925 million, of which approximately $481.6 million has been spent as of September 30, 2005.

On July 27, 2005, the Company entered into a joint venture with Cloobeck Molasky Partners I, LLC (“Cloobeck Molasky”) to develop a high-end residential project on approximately 8 acres located adjacent to the hotel and resort-pool area at Red Rock.  It is anticipated that the residential project will contain up to 600 luxury units.  Pursuant to the terms of the operating agreement, the Company will contribute the 8 acres of land noted above, and as a result own 80% of the joint venture and Cloobeck Molasky will own 20%.  Subject to obtaining local approvals, sales of the residential towers are expected to begin in 2006.

                Santa Fe Station Expansion

In 2003, the Company began a $54 million phase II expansion at Santa Fe Station. The expansion included additional casino space, slot machines, a new movie theater complex, an upgrade of the property’s bowling center, a new entertainment venue and bar, a new Kid’s Quest facility and other amenities as well as removal of the ice arena. The additional slot machines, upgrade of the bowling center, removal of the ice arena and new entertainment venue were completed during 2004.  The remaining items were completed in the second quarter of 2005.

In October 2005, the Company began a $120 million phase III master-planned expansion at Santa Fe Station which will include a 2,900-space parking garage, a 500-seat buffet, 400 additional slot machines, a remodeled and expanded race and sports book, a 15,000 square-foot meeting and banquet facility and a new center bar.  The entire project will include approximately 125,000 square-feet of additional space.  Construction of this project is expected to be completed in phases beginning in the third quarter of 2006 through the fourth quarter of 2006.

                Fiesta Henderson Expansion

                In October 2005, the Company began a $70 million phase II master-planned expansion at Fiesta Henderson which will include a 1,500-space parking garage, 350 additional slot machines, a remodeled and expanded race and sports book and a 12-screen movie theater complex.  Construction of the project is expected to be completed in the third quarter of 2006 with the exception of the movie theater complex which is expected to be completed in the summer of 2007.

                Green Valley Ranch

                In October 2005, the Company began a $110 million phase III master-planned expansion at Green Valley Ranch which will include a 1,500-space parking garage, additional slot machines, a new race and sports book, a new poker room, a 500-seat entertainment lounge, 14,000 square-feet of convention space and two new restaurants.  Construction of this project is expected to be completed in phases from the fourth quarter of 2006 through early 2007.

                The Federated Indians of Graton Rancheria

       The Company has entered into Development and Management Agreements with the Federated Indians of the Graton Rancheria (the “FIGR”), a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected the Company to assist it in designing, developing and financing the project and, upon opening, the Company will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and the Company will receive a management fee equal to 24% of the facility’s net income. The Company will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In August 2003, the Company entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In August 2005, the Company purchased 180 acres of the optioned property and an additional 90 acres.  The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. As of September 30, 2005, the Company had advanced approximately $124.9 million toward the development of this project, primarily to perform due diligence and secure real estate for the FIGR project, which is included in other assets, net on the Company’s condensed consolidated balance sheets. Funds advanced by the Company are expected to be repaid with the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, the Company has agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of September 30, 2005, approximately $2.0 million of these payments had been made and were recorded in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

                Gun Lake Tribe

       On November 13, 2003, the Company agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with the Company’s agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into Amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. The Company has agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of September 30, 2005, approximately $2.0 million of these payments had been made and were recorded in development expense as incurred. An additional $12.0 million in total may be paid by the Company in years six and seven of the Amended Management Agreement, subject to certain contingencies. Under the terms of the Amended Development Agreement, the Company has agreed to arrange financing for the ongoing development costs and construction of the project. As of September 30, 2005, the Company had advanced approximately $27.3 million toward the development of this project, primarily to secure real estate for the project, which is included in other assets, net on the Company’s condensed consolidated balance sheets. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The Amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, the Company’s portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake.  The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination.  On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI.  The Complaint seeks judicial review of the Determination.  On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit.  On September 1, 2005, the District Court granted Gun Lake’s motion to intervene.  As with all litigation, no assurances can be provided as to the outcome of that lawsuit.  Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

                Mechoopda Indian Tribe

                The Company has entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by the Company are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of September 30, 2005, the Company had advanced approximately $6.7 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on the Company’s condensed consolidated balance sheets. In addition, the Company has agreed to pay approximately $2.2 million upon achieving certain milestones, which will not be reimbursed. As of September 30, 2005, $50,000 of these payments had been made and were recorded in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

                North Fork Rancheria of Mono Indian Tribe

       The Company has entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. The Company has secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of September 30, 2005, the Company had advanced approximately $3.3 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on the Company’s condensed consolidated balance sheets. In addition, the Company has agreed to pay approximately $1.3 million upon achieving certain milestones, which will not be reimbursed. As of September 30, 2005, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

                Land Held for Development

       As of September 30, 2005, the Company had $205.3 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 210 acres in the Las Vegas valley, 188 acres in the Sacramento area near Thunder Valley and 104 acres in Reno, Nevada. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, currently consists of 67 acres. The South Las Vegas site, located in a gaming enterprise district on the southern end of Las Vegas Boulevard at Cactus Avenue, currently consists of 57 acres.   In addition, the Company leases and has an option to purchase 2.5 acres adjacent to this site.  The Company also owns a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215.

In February 2005, the Company purchased approximately 96 acres of gaming-entitled property in Reno, Nevada from Blake L. Sartini, the brother-in-law of Frank J. Fertitta III, Chief Executive Officer, and Lorenzo J. Fertitta, President for $15.1 million, which was equal to the seller’s actual costs (including carrying costs).  In June 2005, the Company entered into an agreement to lease approximately 8 acres of gaming-entitled real property located across from the Reno-Sparks Convention Center.  Pursuant to the lease agreement, the lease payments commenced in November 2005 and the Company has the option to purchase the land beginning December 2006. In August 2005, the Company entered into an agreement to purchase an additional 83 acres located near the intersection of U.S. Highway 395 and Mt. Rose Highway south of Reno, Nevada.

During 2004, the Company purchased approximately 26 acres of real property and improvements formerly known as the Castaways Hotel Casino and Bowling Center (the “Castaways”) in Las Vegas, Nevada.  The Castaways closed on January 26, 2004, shortly after its former owners filed for bankruptcy.  The Company has begun the demolition of the existing structure and is currently evaluating the potential uses of the property.

The Company has also acquired or is under contract to acquire approximately 67 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 48 acres have been acquired as of September 30, 2005. During the nine months ended September 30, 2005, the Company incurred and expensed approximately $11.7 million to terminate various leases related to this land.  In 2003, the Company exercised its option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. In July 2005, the Company entered into an agreement to extend the date for the close of escrow to no later than January 2007 at a purchase price of approximately $36 million, provided that either party may accelerate the close of escrow to an earlier date upon 90 days’ prior written notice to the other party.  In addition, the agreement reduces the lease expense from $2.9 million to $1.6 million per year.  No amounts related to this purchase option have been recorded on the Company’s condensed consolidated balance sheets.

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004

Net income as reported	$38,960	$29,086	$120,209	$28,338
Stock-based compensation expense reported in net income	—	57	—	404
Stock-based compensation expense under fair value method	(662)	(1,356)	(1,986)	(4,491)
Pro forma net income	$38,298	$27,787	$118,223	$24,251

Earnings per common share:
Basic — as reported	$0.57	$0.45	$1.77	$0.45
Basic — pro forma	$0.56	$0.43	$1.74	$0.38

Diluted — as reported	$0.56	$0.43	$1.73	$0.43
Diluted — pro forma	$0.55	$0.41	$1.71	$0.37

8.              Recently Issued Accounting Standards

       In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on fair value models of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and earnings per share in a note to the consolidated financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above reflects the estimated impact that such a change in accounting treatment would have had on our net income and earnings per share if it had been in effect during the three and nine months ended September 30, 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $24.1 million and $37.9 million in the nine months ended September 30, 2005 and 2004, respectively.  The Company will begin to apply SFAS No. 123R using an appropriate fair value model in the quarter ended March 31, 2006 as provided by the Securities and Exchange Commission announcement on April 14, 2005 which amended the effective date. Based on stock options outstanding as of September 30, 2005, the Company estimates approximately $2.3 million in expense to be recorded during 2006, $0.3 million in 2007 and virtually zero thereafter.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

                Overview

The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
	2005	2004	change	2005	2004	change
Net revenues—total	$276,337	$242,862	13.8%	$823,765	$722,004	14.1%
Major Las Vegas Operations(a)	241,047	213,981	12.6%	719,145	636,113	13.1%
Management fees(b)	24,028	19,995	20.2%	70,930	62,174	14.1%
Other operations and corporate(c)	11,262	8,886	26.7%	33,690	23,717	42.1%

Operating income (loss)—total	$78,808	$58,608	34.5%	$230,435	$184,587	24.8%
Major Las Vegas Operations(a)	73,360	50,887	44.2%	225,492	165,553	36.2%
Management fees(b)	24,028	19,995	20.2%	70,930	62,174	14.1%
Other operations and corporate(c)	(18,580)	(12,274)	(51.4)%	(65,987)	(43,140)	(53.0)%

Cash flows provided by (used in):
Operating activities	$92,053	$70,263	31.0%	$256,746	$171,221	50.0%
Investing activities	(332,050)	(74,829)	(343.7)%	(618,531)	(208,521)	(196.6)%
Financing activities	244,444	(6,882)	3651.9%	358,955	28,859	1,144.0%

(a)          Includes the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho and Fiesta Henderson.

(b)         Includes management fees from Thunder Valley, Green Valley Ranch and Barley’s.

(c)          Includes the wholly owned properties of Wild Wild West, Wildfire, Magic Star (since August 2, 2004), Gold Rush (since August 2, 2004) and corporate and development expense.

                Results of Operations

                Consolidated net revenues for the three months ended September 30, 2005 increased 13.8% to $276.3 million as compared to $242.9 million for the three months ended September 30, 2004. Consolidated net revenues for the nine months ended September 30, 2005 increased 14.1% to $823.8 million as compared to $722.0 million for the nine months ended September 30, 2004. The increase in net revenues was due primarily to revenue increases at our Major Las Vegas Operations.

                Combined net revenues from our Major Las Vegas Operations increased 12.6% to $241.0 million for the three months ended September 30, 2005 as compared to $214.0 million for the three months ended September 30, 2004. Combined net revenues from our Major Las Vegas Operations increased 13.1% to $719.1 million for the nine months ended September 30, 2005 as compared to $636.1 million for the nine months ended September 30, 2004. The increase in combined net revenues was primarily due to the continued strength of the Las Vegas local economy, continued population and employment growth in the Las Vegas valley, no new competition in the locals’ market, as well as the continued success of our Jumbo brand of products including the introduction of the next generation of our Jumbo Jackpot promotion.

                Consolidated operating income increased 34.5% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Our consolidated operating margin increased 4.4 percentage points over the same three-month period. Consolidated operating income increased 24.8% for the nine months ended September 30, 2005 as compared to the nine months ended

September 30, 2004. Our consolidated operating margin increased 2.4 percentage points over the same nine-month period. The increase in consolidated operating income is primarily due to increased consolidated net revenues noted above.

The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended			Nine months ended
	September 30,		Percent	September 30,		Percent
	2005	2004	Change	2005	2004	Change
Casino revenues	$206,412	$181,048	14.0%	$613,321	$533,016	15.1%
Casino expenses	71,737	69,391	3.4%	213,163	203,239	4.9%
Margin	65.2%	61.7%		65.2%	61.9%

Food and beverage revenues	$35,789	$34,418	4.0%	$109,341	$103,451	5.7%
Food and beverage expenses	25,310	25,355	(0.2)%	76,534	74,212	3.1%
Margin	29.3%	26.3%		30.0%	28.3%

Room revenues	$14,009	$13,426	4.3%	$46,071	$42,545	8.3%
Room expenses	5,159	5,418	(4.8)%	15,726	15,601	0.8%
Margin	63.2%	59.6%		65.9%	63.3%

Other revenues	$14,159	$10,644	33.0%	$38,209	$30,973	23.4%
Other expenses	4,904	4,369	12.2%	13,222	12,582	5.1%

Management fees	$24,028	$19,995	20.2%	$70,930	$62,174	14.1%

Selling, general and administrative expenses	$46,076	$44,129	4.4%	$134,449	$126,906	5.9%
Percent of net revenues	16.7%	18.2%		16.3%	17.6%

Corporate expense	$14,592	$11,311	29.0%	$42,856	$33,874	26.5%
Percent of net revenues	5.3%	4.7%		5.2%	4.7%

Earnings from joint ventures	$8,956	$7,038	27.3%	$28,356	$18,249	55.4%

Casino.  Casino revenues increased 14.0% to $206.4 million for the three months ended September 30, 2005 as compared to $181.0 million for the three months ended September 30, 2004. Casino revenues increased 15.1% to $613.3 million for the nine months ended September 30, 2005 as compared to $533.0 million for the nine months ended September 30, 2004. The increase in casino revenues is primarily due to the same factors affecting the combined net revenues for our Major Las Vegas Operations noted above. Casino expenses increased 3.4% to $71.7 million for the three months ended September 30, 2005 as compared to $69.4 million for the three months ended September 30, 2004. Casino expenses increased 4.9% to $213.2 million for the nine months ended September 30, 2005 as compared to $203.2 million for the nine months ended September 30, 2004. The increase in casino expenses is due to an increase in gaming taxes as the result of higher revenues and an increase in promotional and marketing expenses for items such as our next generation of Jumbo Jackpot. There is significant operating leverage on incremental gaming revenue due to a significant amount of fixed costs in the casino department and, as a result, the casino profit margin increased 3.5 and 3.3 percentage points over the same three and nine-month periods, respectively.

                Food and Beverage.  Food and beverage revenues increased 4.0% and 5.7% for the three and nine-months ended September 30, 2005, respectively as compared to the three and nine-months ended September 30, 2004, due to selected menu price increases, as well as enhancements at the Santa Fe Station with the expansion of the café in 2004 and the acquisitions of Magic Star and Gold Rush which was offset slightly by the temporary closure of the Sunset Station buffet due to remodeling.  Food covers decreased 2.5% and 1.2% for the three and nine months ended September 30, 2005, respectively as compared to the three and nine months ended September 30, 2004 primarily due to the temporary closure of the Sunset Station buffet for remodeling.  The average guest check increased 7.1% and 6.5% for the three and nine-months ended September 30, 2005, respectively as compared to the three and nine-months ended September 30, 2004 primarily due to selected menu price increases.  Food and beverage expenses decreased slightly for the three months ended September 30, 2005 primarily due to the temporary closure of the Sunset Station buffet as noted above.  Food and beverage expenses increased 3.1% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, due to the acquisitions of Magic Star and Gold Rush and increases in selected food cost items.

                Room.  Room revenues increased 4.3% and 8.3% for the three and nine-months ended September 30, 2005, respectively, as compared to the three and nine-months ended September 30, 2004. Room occupancy remained consistent at 96% for the three months ended September 30, 2005 and 2004 and increased to 97% for the nine months ended September 30, 2005 as compared to 96% for the nine months ended September 30, 2004.  The average daily room rate increased to $57 in the three months ended September 30, 2005 from $52 in the three months ended September 30, 2004 and to $61 in the nine months ended September 30, 2005 from $56 in the nine months ended September 30, 2004. The increase in room rate is primarily due to a continued increase in demand for rooms in Las Vegas as compared to the prior year.

Other.  Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and arcades. Other revenues increased by 33.0% to approximately $14.2 million for the three months ended September 30, 2005 as compared to approximately $10.6 million for the three months ended September 30, 2004. Other revenues increased by 23.4% to approximately $38.2 million for the nine months ended September 30, 2005 as compared to approximately $31.0 million for the nine months ended September 30, 2004. The increase in other revenues is primarily due to the opening of the bowling center at Sunset Station in April 2005.

                Management Fees.  We manage Thunder Valley on behalf of the United Auburn Indian Community (“UAIC”) and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for both Green Valley Ranch and Barley’s and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch and 10% of EBITDA from Barley’s. For the three months ended September 30, 2005, management fees increased 20.2% to approximately $24.0 million as compared to $20.0 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, management fees increased 14.1% to approximately $70.9 million as compared to $62.2 million for the nine months ended September 30, 2004. The increase is due to improved results at both Thunder Valley and Green Valley Ranch.

Selling, General and Administrative (“SG&A”).  SG&A expenses increased 4.4% and 5.9% for the three and nine-months ended September 30, 2005, respectively as compared to the prior periods primarily due to an increase in payroll and related expenses.  Included in SG&A expenses for the three and nine-months ended September 30, 2004 is $0.8 million for the net settlement of certain litigation and the payment of a fine and investigative costs related to violation of Nevada Gaming Commission Regulation 6A. SG&A as a percentage of net revenues, decreased to 16.7% and 16.3% for the three and nine-months ended September 30, 2005 as compared to 18.2% and 17.6% for the three and nine-months ended September 30, 2004, respectively. A large portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A to net revenues decreased.

                Corporate Expense.  Corporate expense as a percentage of net revenues increased to 5.3% and 5.2% for the three and nine months ended September 30, 2005, respectively, as compared to 4.7% for both the three and nine-months ended September 30, 2004. Corporate expense increased 29.0% to $14.6 million for the three months ended September 30, 2005 as compared to $11.3 million for the three months ended September 30, 2004. Corporate expense increased 26.5% to $42.9 million for the nine months ended September 30, 2005 as compared to $33.9 million for the nine months ended September 30, 2004. The increase is due primarily to increased investment in corporate infrastructure to handle projected growth and incentive compensation which includes cash and restricted stock.

                Development Expense.  Development expense includes costs to identify potential gaming opportunities with an emphasis on expanding our management of Native American casinos and other development opportunities, which include payroll, travel and legal expenses.  Development expenses for the three months ended September 30, 2005 and 2004 were approximately $2.0 million and $2.1 million, respectively.  Development expenses for the nine months ended September 30, 2005 and 2004 were approximately $6.7 million and $8.3 million, respectively.  Also included in development expense for the nine months ended September 30, 2004 is a $2.0 million non-reimbursable milestone payment related to the Gun Lake project in Michigan (see “Future Development”).

                Depreciation and Amortization.  Depreciation and amortization increased 18.8% in the three months ended September 30, 2005 to $26.1 million as compared to $21.9 million in the three months ended September 30, 2004. Depreciation and amortization increased 21.6% in the nine months ended September 30, 2005 to $75.5 million as compared to $62.1 million in the nine months ended September 30, 2004. This increase was due primarily to the addition of new ticket-in, ticket-out slot machines at a majority of the Major Las Vegas properties in 2004, the completion of the ice arena at Fiesta Rancho during 2004, the opening of the Santa Fe Station phase II expansion during December 2004 and the bowling expansion at Sunset Station in April 2005.

Preopening Expenses.  Preopening expenses for the three and nine months ended September 30, 2005 were approximately $1.7 million and $3.5 million, respectively, which include costs incurred related to projects under development including Red Rock (see “Future Development”).  Preopening expenses for the three and nine-months ended September 30, 2004 were approximately $0.2 million and $0.6 million, respectively, which included costs incurred during development of Red Rock.

                Lease Terminations.  During the nine months ended September 30, 2005, we recorded approximately $11.7 million to terminate various leases on land adjacent to the current Wild Wild West property.

                Earnings from Joint Ventures.  We own a 50% interest in Green Valley Ranch and Barley’s, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. For the three months ended September 30, 2005, we recorded approximately $9.0 million as our share of the earnings from these joint ventures as compared to approximately $7.0 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, we recorded approximately $28.4 million as our share of the earnings from these joint ventures as compared to approximately $18.2 million for the nine months ended September 30, 2004.  The increase in earnings from joint ventures is primarily a result of the improved results at Green Valley Ranch as a result of the completion of the recent expansion in December 2004 which was offset by our 50% portion  of costs to terminate certain leases at Green Valley Ranch in the amounts of $0.3 million and $0.8 million in the three and nine-months ended September 30, 2005 as compared to $3.6 million in the nine months ended September 30, 2004.

                Interest Expense.  Interest expense, net of capitalized interest, increased 10.1% to $20.5 million in the three months ended September 30, 2005 as compared to $18.6 million in the three months ended September 30, 2004. Gross interest expense increased approximately $6.4 million over the same periods. Long-term debt increased by approximately $453.0 million to approximately $1.74 billion as of September 30, 2005 as compared to approximately $1.29 billion as of September 30, 2004, while our weighted average cost of debt increased to 6.4% from 5.9%. The increase in the weighted average cost of debt was due to the cancellation of $200.0 million in notional amount of interest rate swaps and the issuance of $350.0 million of additional 6 7/8% senior subordinated notes due March 2016.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $0.1 million and $1.8 million for the three months ended September 30, 2005 and 2004, respectively.  Capitalized interest increased approximately $4.5 million to $6.2 million for the three months ended September 30, 2005, as compared to approximately $1.7 million for the three months ended September 30, 2004, primarily due to interest capitalized for the construction of Red Rock (see “Future Development”).

                Interest expense, net of capitalized interest, decreased 0.3% to $58.3 million in the nine months ended September 30, 2005 as compared to $58.5 million in the nine months ended September 30, 2004. Gross interest expense increased approximately $8.9 million over the same periods. Long-term debt increased by approximately $453.0 million to approximately $1.74 billion as of September 30, 2005 as compared to approximately $1.29 billion as of September 30, 2004. Our weighted average cost of debt increased to 6.2% from 6.1% for the nine months ended September 30, 2005 and 2004, respectively. Capitalized interest increased approximately $9.1 million to $13.5 million for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, primarily due to interest capitalized for the construction of Red Rock.

                Interest and Other Expense from Joint Ventures.  For the three months ended September 30, 2005 and 2004, we recorded approximately $1.5 million and $0.9 million, respectively in interest and other expense related to our unconsolidated joint ventures. For the nine months ended September 30, 2005 and 2004, we recorded approximately $5.3 million and $3.3 million, respectively in interest and other expense related to our unconsolidated joint ventures. The increase is due to higher debt balances as a result of the approximate 300 room addition at Green Valley Ranch completed in December 2004, in addition to the prior year amounts including capitalized interest on the expansion.

                Loss on Early Retirement of Debt.  On February 15, 2005 and July 1, 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008 and $17.4 million of outstanding 9 7/8% senior subordinated notes due 2010, respectively.  As a result of these redemptions we recorded a loss on early retirement of debt of approximately $0.6 and $1.3 million during the three and nine-months ended September 30, 2005, respectively, to reflect the write-off of unamortized loan costs, discount and call premium.

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

                During the nine months ended September 30, 2005, we generated cash flows from operating activities of approximately $256.7 million. We issued $350.0 million in additional senior subordinated notes, while redeeming approximately $34.3 million of our existing senior notes (see “Description of Certain Indebtedness and Capital Stock - Senior and Senior Subordinated Notes”). In addition, we received approximately $21.7 million from proceeds from the sale of land, property and equipment, and approximately $14.2 million from the exercise of stock options. The amount outstanding on the Revolving Facility as of September 30, 2005 was $125.5 million.  At September 30, 2005, we had total available borrowings of $860.2 million under the Revolving Facility, which reflects the issuance of various letters of credit totaling approximately $14.3 million.

                During the nine months ended September 30, 2005, total capital expenditures were $580.2 million, of which approximately $330.3 million was related to the development of Red Rock (see “Future Development”), approximately $76.1 million was for the purchase of land adjacent to the current Wild Wild West property, approximately $20.0 million for the purchase of gaming-entitled property in Reno, Nevada

(see “Future Development”), approximately $11.2 million was related to the bowling center at Sunset Station, approximately $16.0 million was for the phase II expansion at Santa Fe Station and approximately $126.6 million for maintenance capital expenditures, various other projects and land purchases. In addition to capital expenditures, we paid approximately $45.5 million in common stock dividends.

                Our primary cash requirements for the remainder of 2005 are expected to include (i) approximately $10 million for maintenance capital expenditures, (ii) approximately $17 million for the payment of common stock dividends, (iii) approximately $173 million for the development and construction of Red Rock, (iv) approximately $6 million for the phase III expansion at Santa Fe Station (see “Future Development”), (v) approximately $7 million for the phase II expansion at Fiesta Henderson (see “Future Development”), (vi)  payments related to our existing and other potential Native American projects, (vii) principal and interest payments on indebtedness, (viii) other strategic land purchases and (ix) opportunistic repurchases of our common stock.

                Our primary cash requirements for 2006 are expected to include  (i) approximately $70 million for the payment of common stock dividends, (ii) approximately $270 million for the development and construction of Red Rock, (iii) approximately $100 million for the phase III expansion at Santa Fe Station, (iv) approximately $45 million for the phase II expansion at Fiesta Henderson, (v)  payments related to our existing and other potential Native American projects, (vi) principal and interest payments on indebtedness, (vii) maintenance and other capital expenditures, (viii) other strategic land purchases and (ix) opportunistic repurchases of our common stock.

                We believe that cash flows from operations, borrowings under our Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2005 and 2006. However, we are continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see “Description of Certain Indebtedness and Capital Stock”) and other applicable agreements.

                Off Balance Sheet Arrangements

                As of September 30, 2005, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include an interest rate swap with a notional amount of $50.0 million (see “Description of Certain Indebtedness and Capital Stock — Senior and Senior Subordinated Notes”). We also have certain contractual obligations including long-term debt, operating leases and employment contracts. Other than the issuance of $350.0 million of 6 7/8% senior subordinated notes, the redemption of the remaining $16.9 million of outstanding 8 3/8% senior notes, the redemption of the remaining $17.4 million of outstanding 9 7/8% senior notes and cancellation of $200.0 million in interest rate swaps, there were no other material changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

Future Development

                Red Rock Resort Spa and Casino

       In April 2004, we commenced construction of Red Rock Resort Spa and Casino (“Red Rock”) located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. The initial phase of the property is expected to be completed near the end of the first quarter of 2006. Construction of phase II at Red Rock began in October 2005 and is expected to be completed by the end of 2006. The total project will include over 2,800 slot machines, 850 hotel rooms, 94,000 square-feet of meeting and convention space, a 35,000 square-foot spa, nine full service restaurants, a 16-screen movie theater complex, a night club and private pool club to be operated by Midnight Oil Company, both indoor and outdoor entertainment venues and parking for almost 5,500 vehicles. The total cost of Red Rock, including the phase II expansion, is expected to be approximately $925 million, of which approximately $481.6 million has been spent as of September 30, 2005.

On July 27, 2005, we entered into a joint venture with Cloobeck Molasky Partners I, LLC (“Cloobeck Molasky”) to develop a high-end residential project on approximately 8 acres located adjacent to the hotel and resort-pool area at Red Rock.  It is anticipated that the residential project will contain up to 600 luxury units.  Pursuant to the terms of the operating agreement, we will contribute the 8 acres of land noted above, and as a result we will own 80% of the joint venture and Cloobeck Molasky will own 20%.  Subject to obtaining local approvals, sales of the residential towers are expected to begin in 2006.

                Santa Fe Station Expansion

In 2003, we began a $54 million phase II expansion at Santa Fe Station. The expansion included additional casino space, slot machines, a new movie theater complex, an upgrade of the property’s bowling center, a new entertainment venue and bar, a new Kid’s Quest facility and other amenities as well as removal of the ice arena. The additional slot machines, upgrade of the bowling center, removal of the ice arena and new entertainment venue were completed during 2004.  The remaining items were completed in the second quarter of 2005.

In October 2005, we began a $120 million phase III master-planned expansion at Santa Fe Station which will include a 2,900-space parking garage, a 500-seat buffet, 400 additional slot machines, a remodeled and expanded race and sports book, a 15,000 square-foot meeting and banquet facility and a new center bar.  The entire project will include approximately 125,000 square-feet of additional space.  Construction of this project is expected to be completed in phases beginning in the third quarter of 2006 through the fourth quarter of 2006.

                Fiesta Henderson Expansion

                In October 2005, we began a $70 million phase II master-planned expansion at Fiesta Henderson which will include a 1,500-space parking garage, 350 additional slot machines, a remodeled and expanded race and sports book and a 12-screen movie theater complex.  Construction of the project is expected to be completed in the third quarter of 2006 with the exception of the movie theater complex which is expected to be completed in the summer of 2007.

                Green Valley Ranch

                In October 2005, we began a $110 million phase III master-planned expansion at Green Valley Ranch which will include a 1,500-space parking garage, additional slot machines, a new race and sports book, a new poker room, a 500-seat entertainment lounge, 14,000 square-feet of convention space and two new restaurants.  Construction of this project is expected to be completed in phases from the fourth quarter of 2006 through early 2007.

The Federated Indians of Graton Rancheria

       We have entered into Development and Management Agreements with the Federated Indians of the Graton Rancheria (the “FIGR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist it in designing, developing and financing the project and, upon opening, we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 24% of the facility’s net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In August 2003, we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In August 2005, we purchased 180 acres of the optioned property and an additional 90 acres.  The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the “DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management

Agreement by the National Indian Gaming Commission (the “NIGC”). Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of September 30, 2005, we had advanced approximately $124.9 million toward the development of this project, primarily to perform due diligence and secure real estate for the FIGR project, which is included in other assets, net on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid with the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of September 30, 2005, approximately $2.0 million of these payments had been made and were recorded in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

                Gun Lake Tribe

       On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into Amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of September 30, 2005, approximately $2.0 million of these payments had been made and were recorded in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the Amended Management Agreement, subject to certain contingencies. Under the terms of the Amended Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of September 30, 2005, we had advanced approximately $27.3 million toward the development of this project, primarily to secure real estate for the project, which is included in other assets, net on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The Amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake.  The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination.  On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI.  The Complaint seeks judicial review of the Determination.  On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit.  On September 1, 2005, the District Court granted Gun Lake’s motion to intervene.  As with all litigation, no assurances can be provided as to the outcome of that lawsuit.  Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

                We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of September 30, 2005, we had advanced approximately $6.7 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million upon achieving certain milestones, which will not be reimbursed. As of September 30, 2005, $50,000 of these payments had been made and were recorded in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

                North Fork Rancheria of Mono Indian Tribe

       We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of September 30, 2005 we had advanced approximately $3.3 million toward the development of this project, primarily to secure real estate for future development, which is included in other assets, net on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million upon achieving certain milestones, which will not be reimbursed. As of September 30, 2005, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

                Land Acquisition

We have acquired certain parcels of land as part of our development activities.  Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations.  As many of these considerations are beyond our control, no assurances can be made that we will be able to secure additional, acceptable financing in order to proceed with any particular project.  As of September 30, 2005, we had $205.3 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 210 acres in the Las Vegas valley, 188 acres in the Sacramento area near Thunder Valley and 104 acres in Reno, Nevada. The Durango site, located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest quadrant of Las Vegas, currently consists of 67 acres. The South Las Vegas site, located in a gaming enterprise district on the southern end of Las Vegas Boulevard at Cactus Avenue, currently consists of 57 acres.   In addition, we lease and have an option to purchase the 2.5 acres adjacent to this site.  We also own a 49-acre gaming-entitled parcel in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215.

In February 2005, we purchased approximately 96 acres of gaming-entitled property in Reno, Nevada from Blake L. Sartini, the brother-in-law of Frank J. Fertitta III, Chief Executive Officer, and Lorenzo J. Fertitta, President for $15.1 million, which was equal to the seller’s actual costs (including carrying costs).  In June 2005, we entered into an agreement to lease approximately 8 acres of gaming-entitled real property located across from the Reno-Sparks Convention Center.  Pursuant to the lease agreement, lease payments commenced in November 2005 and we have the option to purchase the land beginning December 2006.  In August 2005, we entered into an agreement to purchase an additional 83 acres located near the intersection of U.S. Highway 395 and Mt. Rose Highway south of Reno, Nevada.

 During 2004, we purchased approximately 26 acres of real property and improvements formerly known as the Castaways Hotel Casino and Bowling Center (the “Castaways”) in Las Vegas, Nevada.  The Castaways closed on January 26, 2004, shortly after its former owners filed for bankruptcy.  We have begun the demolition of the existing structure and are currently evaluating the potential uses of the property.

We have also acquired or are under contract to acquire approximately 67 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 48 acres have been acquired as of September 30, 2005. During the nine months ended September 30, 2005, we incurred and expensed approximately $11.7 million to terminate various leases related to this land.  In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. In July 2005, we entered into an agreement to extend the date for the close of escrow to no later than January 2007 at a purchase price of approximately $36 million, provided that either party may accelerate the close of escrow to an earlier date upon 90 days’ prior written notice to the other party.  In addition, the agreement reduces the lease expense from $2.9 million to $1.6 million per year.  No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets.

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

                The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry.  The Nevada Legislature concluded their 2005 session and there were no increases in taxes affecting the gaming industry.  The Nevada Legislature does not meet again until 2007.

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

                Description of Certain Indebtedness and Capital Stock

                Revolving Facility

       In December 2004, we increased our available borrowing capacity under our revolving credit facility (the “Revolving Facility”) to $1.0 billion and extended the maturity by two years to December 2009. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of September 30, 2005, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.38%. The maximum margin for Eurodollar Rate borrowings is 2.13%. The maximum margin for Alternate Base Rate borrowings is 0.88%. As of September 30, 2005, the fee for the unfunded portion of the Revolving Facility was 0.25%.

       The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 2.50 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.50 to 1.00 for each quarter. As of September 30, 2005, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.37 to 1.00 and the fixed charge coverage ratio was 2.26 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through December 31, 2005, which reduces to 5.25 to 1.00 on March 31, 2006 through December 31, 2006, to 5.00 to 1.00 on March 31, 2007 through December 31, 2007, to 4.75 to 1.00 on March 31, 2008 through December 31, 2008 and to 4.50 to 1.00 on March 31, 2009. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness, investments and capital expenditures. As of September 30, 2005, our consolidated funded debt to Adjusted EBITDA ratio was 3.86 to 1.00. We have pledged the stock of all of our major subsidiaries.

                Senior and Senior Subordinated Notes

On June 15 and September 1, 2005, we issued $200.0 million and $150.0 million, respectively, of additional 6 7/8% senior subordinated notes due in March 2016 which were add-ons to the $350.0 million of senior subordinated notes issued by us in February 2004.  Proceeds from these offerings were used to repay outstanding borrowings under the Revolving Facility, for capital expenditures related to our development projects and for general corporate purposes.

On February 15, 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008 and on July 1, 2005 we redeemed the remaining $17.4 million of outstanding 9 7/8% senior subordinated notes. As a result of these redemptions, we recorded a loss on early retirement of debt of approximately $0.6 million and $1.3 million in the three and nine-months ended September 30, 2005, respectively to reflect the write-off of the unamortized loan costs, discount and call premium.

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

                The indentures (the “Indentures”) governing our senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit us and our subsidiaries’ ability to incur additional debt. At September 30, 2005, our Consolidated Coverage Ratio (as defined in the Indentures) was 4.4 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

                We have historically entered into various interest rate swaps with members of our bank group to manage interest expense. As of September 30, 2005, we have an interest rate swap with a notional amount of $50.0 million that is tied directly to our 6% senior notes. The interest rate swap converts a portion of our fixed-rate debt to a floating-rate based upon three month LIBOR rates. At September 30, 2005, we paid a rate based on LIBOR, which approximated 5.18% and received a rate of 6.00%. The interest rate swap terminates in April 2012. In May 2005, we terminated interest rate swaps with a notional amount of $200.0 million, which were due to terminate in 2014.  We paid $0.1 million to terminate the interest rate swaps which represent their market value at the date of termination.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $0.1 million and $1.8 million for the three months ended September 30, 2005 and 2004, respectively.  The net effect of the interest rate swaps resulted in a reduction in interest expense of $2.1 million and $5.7 million for the nine months ended September 30, 2005 and 2004, respectively.

                The interest rate swaps that we entered into qualify for the “shortcut” method allowed under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS No. 138), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded a liability of $1.7 million and $2.2 million as of September 30, 2005 and December 31, 2004, respectively, representing the fair value of the interest rate swaps and a corresponding decrease in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.

                Green Valley Ranch Financing

                Green Valley Ranch is owned by a 50/50 joint venture between us and GCR Gaming. In December 2004, Green Valley Ranch entered into a new $250 million Second Amended and Restated Loan Agreement (the “Green Valley Facility”), which refinanced the existing $250 million revolving credit facility and term loan. The Green Valley Facility extends the maturity of the revolving portion to December 2009 and the term loan portion to December 2011. The outstanding balance of the Green Valley Ranch revolving credit facility as of September 30, 2005, was approximately $198.5 million.

                Common Stock

                We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 78,675,752 shares of which were issued and 10,232,320 shares of which were held in treasury as of September 30, 2005. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

                On December 2, 2005, we will pay a quarterly cash dividend of $0.25 per share to shareholders of record on November 11, 2005. During the nine months ended September 30, 2005, we paid a quarterly cash dividend of $0.21 per share to shareholders of record on February 11, 2005 and May 13, 2005 and a quarterly cash dividend of $0.25 per share to shareholders of record on August 12, 2005 for a total of approximately $45.5 million.

                During the nine months ended September 30, 2004, we paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004 and a quarterly cash dividend of $0.175 per share to shareholders of record on May 14, 2004 and August 13, 2004 for a total of approximately $30.3 million.

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

                Treasury Stock

                During the nine months ended September 30, 2005, we repurchased 46,977 shares of our common stock for approximately $3.2 million. As of September 30, 2005, we had acquired approximately 10.2 million shares at a cost of approximately $141.0 million for a weighted average cost of $13.78 per shares. We are authorized to repurchase up to approximately 10.4 million additional shares of our common stock as of September 30, 2005.

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

                Critical Accounting Policies

                A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.  There were no material changes to those policies during the nine months ended September 30, 2005.

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

                The following table provides information about our long-term debt at September 30, 2005 (see also “Description of Certain Indebtedness and Capital Stock”) (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value

Revolving Facility	December 2009	$1,000,000	$125,500	$125,500
6 1/2% senior subordinated notes	February 2014	450,000	450,000	450,562
6% senior notes	April 2012	450,000	448,494	448,875
6 7/8% senior subordinated notes	March 2016	700,000	708,141	707,000
Other debt, interest at 6.0%	2007-2008	9,481	9,481	9,481
Market value of interest rate swaps	2012	(1,844)	(1,844)	(1,844)

		$2,607,637	$1,739,772	$1,739,574

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

                The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	As of September 30,
	2005	2006	2007	2008	2009	Thereafter	Total

Long-term debt (including current portion):
Fixed-rate	$—	$—	$—	$5,335	$—	$1,606,635	$1,611,970
Weighted average interest rate	—	—	—	6.00%	—	6.47%	6.47%
Variable-rate	$97	$343	$505	$90	$125,596	$3,015	$129,646
Weighted average interest rate	6.00%	6.00%	6.00%	6.00%	5.99%	6.00%	5.99%
Interest rate swaps:
Notional amount	$—	$—	$—	$—	$—	$50,000	$50,000
Average payable rate	—	—	—	—	—	5.18%	5.18%
Average receivable rate	—	—	—	—	—	6.00%	6.00%

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

On September 13, 2004, Harrah’s filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On October 14, 2004, the Company filed a Notice of Cross Appeal with the Federal Circuit. On February 17, 2005, Harrah’s filed its appellate brief with the Federal Circuit. On May 31, 2005, the Company filed its appellate brief with the Federal Circuit.  On June 14, 2005, Harrah’s filed its reply brief with the Federal Circuit.  The Federal Circuit is scheduled to hear oral argument of this appeal on November 10, 2005.  While no assurances can be made with respect to any litigation, the Company believes that the plaintiffs’ claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position, cash flows or results of operations.

Item 2.    Unregistered Sales of Equity Securites and Use of Proceeds

                The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended September 30, 2005 (unaudited):

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

July 1 - 31, 2005	37,912	$70.78	—	10,369,634
August 1 - 31, 2005	—	$—	—	10,369,634
September 1 - 30, 2005	558	$66.62	—	10,369,634
Total	38,470	$70.72	—	10,369,634

(a)  The shares purchased by the Company during the three months ended September 30, 2005, consisted of 38,470 restricted shares withheld to offset tax withholding obligations that occur upon vesting of the restricted shares.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders — None.

Item 5. Other Information — None.

Item 6. Exhibits

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

Station Casinos, Inc.,
Registrant

DATE: November 8, 2005	/s/ Glenn C. Christenson
Glenn C. Christenson,
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Principal Accounting Officer)