Form 10-K
period 2005-12-31
STATION CASINOS INC
filed 2006-03-15
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______________ to ______________.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):   Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of June 30, 2005, based on the closing price per share of $66.40 as reported on the New York Stock Exchange was $3,707,666,971.

As of February 28, 2006, the registrant has 66,593,447 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be held May 24, 2006 (which has not been made publicly available as of the date of this filing) are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Unless the context indicates otherwise, all references to the “Company” refer to Station Casinos, Inc. and all references to “Station”, “we”, “our”, “ours” and “us” refer to Station Casinos, Inc. and its consolidated subsidiaries.

Forward-looking Statements

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, development and construction risks, regulatory matters and litigation are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

General

We are a gaming and entertainment company that currently owns and operates eight major hotel/casino properties (one of which is 50% owned) and six smaller casino properties (two of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. We are developing a ninth major hotel/casino property known as Red Rock Casino Resort Spa (“Red Rock”), which is scheduled to open on April 18, 2006. Our growth strategy includes the master-planned expansions of our existing gaming facilities in Nevada, the development of gaming facilities on certain real estate we own or are under contract to acquire in the Las Vegas valley and Reno, Nevada, the evaluation and pursuit of additional acquisition or development opportunities in Nevada and other gaming markets and the pursuit of additional management agreements with Native American tribes.

We own and operate Palace Station Hotel & Casino (“Palace Station”), Boulder Station Hotel & Casino (“Boulder Station”), Texas Station Gambling Hall & Hotel (“Texas Station”), Sunset Station Hotel & Casino (“Sunset Station”), Santa Fe Station Hotel & Casino (“Santa Fe Station”), Fiesta Rancho Casino Hotel (“Fiesta Rancho”), Fiesta Henderson Casino Hotel (“Fiesta Henderson”), Wild Wild West Gambling Hall & Hotel (“Wild Wild West”), Wildfire Casino (“Wildfire”), Magic Star Casino (“Magic Star”) and Gold Rush Casino (“Gold Rush”). We also own a 50% interest in Green Valley Ranch Resort Spa Casino (“Green Valley Ranch”), Barley’s Casino & Brewing Company (“Barley’s”) and The Greens Gaming and Dining (“The Greens”). Each of our casinos caters primarily to local Las Vegas area residents. We market the six “Station” casinos (including Green Valley Ranch) together under the Station Casinos’ brand and the two “Fiesta” casinos under the Fiesta brand, offering convenience and choices to residents throughout the Las Vegas valley with our strategically located properties. In addition, we manage Thunder Valley Casino (“Thunder Valley”) in Sacramento, California on behalf of the United Auburn Indian Community (“UAIC”).

Operating Strategy

We believe that the following key principles have been integral to our success as a gaming operator and we intend to continue to employ these strategies at each of our properties.

Targeted Customer Base

Our operating strategy emphasizes attracting and retaining customers primarily from the local and repeat visitor markets. Our casino properties attract customers through innovative, frequent and high-profile promotional programs directed towards the local market, focused marketing efforts and convenient locations, aggressive marketing to the repeat visitor market and the development of strong relationships with specifically targeted travel wholesalers in addition to convention business at Green Valley Ranch and Red Rock. Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty. We believe that actual value becomes apparent during the customer’s visit through an enjoyable, affordable and high-quality entertainment experience. Las Vegas, which is and has been one of the fastest growing cities in the United States, is characterized by a historically strong economy and demographics, which include an increasing number of retirees and other active gaming customers. We believe that our out-of-town patrons are also discerning customers who enjoy our value-oriented, high-quality approach. We believe that our patrons view our hotel and casino product as a preferable alternative to attractions located on the Las Vegas Strip and downtown Las Vegas. In markets outside of Las Vegas we believe customers come from farther distances, a radius in some cases of more than 150 miles; however, the business model for local customers remains the same.

Provide a High-Value Experience

Because we target the repeat customer, we are committed to providing a high-value entertainment experience for our customers in our restaurants, hotels, casinos and other entertainment amenities. We develop regional entertainment destinations for locals that include other amenities such as movie theaters, bowling centers, ice skating, live entertainment venues and child-care facilities. In addition, we believe the value offered by restaurants at each of our casino properties is a major factor in attracting local gaming customers, as dining is a primary motivation for casino visits by many locals. Through their restaurants, each of which has a distinct style of cuisine, our casino properties offer generous portions of high-quality food at reasonable prices. In addition, our operating strategy focuses on slot and video poker machine play. Our target market consists of frequent gaming patrons who seek not only a friendly atmosphere and convenience, but also higher than average payout rates. Because locals and repeat visitors demand variety and quality in their slot and video poker machine play, our casino properties offer the latest in slot and video poker technology.

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

In 1999, we introduced a unified Boarding Pass player rewards program at our Station properties. The Boarding Pass program allows guests to earn points based on their level of gaming activity. The Fiesta properties offer a similar player rewards program called the Amigo Club. Members of the Boarding Pass and the Amigo Club can redeem points at any of our properties for meals in any of the restaurants, hotel rooms, movie passes, show tickets or merchandise from our gift shops. We believe that this “single card”, for which the technology was developed in-house, sets us apart from our competition in the Las Vegas locals’ market.

We are heavily focused on using cutting edge technology to drive customer traffic with products such as our Jumbo Brand products, which include “Jumbo Jackpot”, “Jumbo Penny”, “Jumbo Bingo” and “Jumbo Poker”. Jumbo Jackpot, which was introduced in April 2003, is an exclusive progressive slot jackpot that allows customers using a Boarding Pass or Amigo Card the opportunity to win between $100,000 and $150,000 just for playing slot machines. Other products include “Xtra Play Cash” and “Sports Connection”, among others. We believe that these products create sustainable competitive advantages and distinguish us from our competitive set.

Properties

Set forth below is certain information as of December 31, 2005, with the exception of Red Rock, concerning our properties, all of which we own and/or operate except as otherwise indicated. The properties are more fully described following the table.

	Hotel Rooms	Slots(1)	Gaming Tables(2)	Parking Spaces(3)
Casino Properties
Palace Station	1,007	1,845	55	2,600
Boulder Station	300	2,967	42	4,800
Texas Station	200	2,450	37	5,900
Sunset Station	457	2,556	52	5,500
Santa Fe Station	200	2,591	39	2,500
Red Rock (4)	415	3,200	62	5,000
Green Valley Ranch (50% owned)	496	2,330	54	2,800
Fiesta Rancho	100	1,627	13	2,700
Fiesta Henderson	224	1,423	17	1,700
Other Properties
Wild Wild West	262	238	6	600
Wildfire	—	241	—	275
Magic Star	—	154	—	250
Gold Rush	—	159	—	150
Barley’s (50% owned)	—	199	—	—
The Greens (50% owned)	—	40	—	—
Managed Properties
Thunder Valley (5)	—	2,722	100	4,500

(1)          Includes slot and video poker machines and other coin-operated devices.

(2)          Generally includes blackjack (“21”), craps, roulette, pai gow poker, mini baccarat, let it ride, three-card poker and wild hold’em. The Casino Properties, with the exception of Green Valley Ranch, also offer a keno lounge and bingo parlor. The Casino Properties also offer a race and sports book and the Other Properties offer a sports book with the exception of The Greens.

(3)          Includes covered parking spaces of 1,900 for Palace Station, 1,900 for Boulder Station, 3,500 for Texas Station, 2,900 for Sunset Station, 1,500 for Santa Fe Station, 1,600 for Green Valley Ranch and 1,000 for Fiesta Rancho. Additional covered parking spaces of 1,500 for Green Valley Ranch and 2,900 for Santa Fe Station are currently under construction (see “Expansion Strategy”).

(4)          Red Rock is currently under construction and is scheduled to open on April 18, 2006 (see “Expansion Strategy”).

(5)          We manage Thunder Valley, on behalf of the UAIC.

Casino Properties

Palace Station

Palace Station is strategically located on approximately 38 acres at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas’ most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. Palace Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including eight full-service restaurants, several fast-food outlets, a 250-seat entertainment lounge, four additional bars, two swimming pools, an approximately 20,000-square-foot banquet and convention center, a 24-hour gift shop and a non-gaming video arcade.

Palace Station’s eight full-service restaurants have a total of approximately 1,200 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the Grand Café (featuring American and Chinese fare), The Gourmet Feast Buffet, The Broiler Steaks and Seafood, Pasta Palace (an Italian restaurant), Guadalajara Bar & Grille (a Mexican restaurant), Jack’s Irish Pub, a 17-seat Oyster Bar and Chang’s (gourmet Hong Kong cuisine). In addition to these restaurants, Palace Station offers various fast-food outlets and the Sound Trax Club, an entertainment club.

Boulder Station

Boulder Station, which opened in August 1994, is strategically located on approximately 46 acres on Boulder Highway and immediately adjacent to the Interstate 515 interchange. We believe that this highly visible location at this well-traveled intersection offers a competitive advantage relative to existing hotels and casinos located on Boulder Highway. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including five full-service restaurants, several fast-food outlets, a 750-seat entertainment lounge, six additional bars, an 11-screen movie theater complex, a Kid’s Quest child-care facility, a swimming pool, a non-gaming video arcade and a gift shop.

Boulder Station’s five full-service restaurants have a total of over 1,400 seats. These restaurants offer a variety of high-quality meals at reasonable prices, including, the 24-hour Boulder Café (featuring American and Chinese fare), The Gourmet Feast Buffet, The Broiler Steaks and Seafood, Pasta Palace (an Italian restaurant) and Guadalajara Bar & Grille (a Mexican restaurant). In addition to these restaurants, Boulder Station offers various fast-food outlets.

Texas Station

Texas Station, which opened in July 1995, is strategically located on approximately 47 acres at the corner of Lake Mead Boulevard and Rancho Road in North Las Vegas. Texas Station features a friendly Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including five full-service restaurants, several fast-food outlets, a Kid’s Quest child-care facility, a 300-seat entertainment lounge, a 1,700-seat event center, eight additional bars, an 18-screen movie theater complex, a swimming pool, a non-gaming video arcade, a gift shop, a 60-lane bowling center and approximately 40,000 square feet of meeting and banquet space.

Texas Station’s five full-service restaurants have a total of approximately 1,200 seats. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Texas Café, Austin’s Steakhouse, San Lorenzo (an Italian restaurant), Feast Around the World Buffet (featuring seven different food stations) and Texas Star Oyster Bar, which has 110 seats. In addition to the Texas Station-themed restaurants, guests may also enjoy the unique features of several bars and lounges including Martini Ranch, Whiskey Bar, Garage Bar, A Bar, or Armadillo Honky Tonk. Texas Station also offers a variety of fast-food outlets to enhance the customers’ dining selection.

Sunset Station

Sunset Station, which opened in June 1997, is strategically located on approximately 82 acres at the intersection of Interstate 515 and Sunset Road. Multiple access points provide customers convenient access to the gaming complex and parking areas. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and approximately seven miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean-style theme with non-gaming amenities including eight full-service restaurants themed to capitalize on the familiarity of the restaurants at our other properties, a 520-seat entertainment lounge, a 4,000-seat outdoor amphitheater, seven additional bars, a gift shop, a non-gaming video arcade, a 13-screen movie theater complex, a 72-lane bowling center, a Kid’s Quest child-care facility, and a swimming pool, as well as several fast-food outlets and franchises.

Sunset Station’s eight full-service restaurants have a total of approximately 2,300 seats featuring “live-action” cooking and simulated patio dining. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Sunset Café (featuring American fare), Sonoma Cellar Steakhouse, Costa Del Sol (a seafood restaurant), Capri Italian Ristorante, Guadalajara Bar & Grille (a Mexican restaurant), The Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Hooter’s and a 65-seat Oyster Bar. Guests may also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass. Sunset Station also offers a variety of fast-food outlets to enhance the customers’ dining selection.

Santa Fe Station

In October 2000, we purchased Santa Fe Station which is strategically located on approximately 38 acres at the intersection of Highway 95 and Rancho Road, approximately five miles northwest of Texas Station. Santa Fe Station features a Southwestern theme with non-gaming amenities including three full-service restaurants, several fast-food outlets, a gift shop, a non-gaming video arcade, a swimming pool, a 460-seat entertainment lounge, five additional bars, a 60-lane bowling center, a 16-screen movie theater complex, a Kid’s Quest child-care facility and 10,000 square feet of meeting and banquet facilities. Santa Fe Station is currently being expanded. See “Expansion Strategy” for details of the expansion plan.

Santa Fe Station’s three full-service restaurants have a total of approximately 850 seats, which include the Grand Café, The Charcoal Room (a steakhouse) and Cabo Mexican Restaurant. Santa Fe Station also offers a variety of fast-food outlets to enhance the customers’ dining selection.

Green Valley Ranch

Green Valley Ranch, which opened in December 2001, is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. We jointly developed the project on 40 acres of a 170-acre multi-use commercial development with GCR Gaming. In addition to our 50% ownership, we are also the managing partner of Green Valley Ranch and receive a management fee equal to 2% of the property’s revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

Green Valley Ranch was designed to complement the Green Valley master-planned community. The AAA Four Diamond 496 room resort features a Mediterranean-style villa theme with non-gaming amenities including eight full-service restaurants, a fast-food court with six quick-serve outlets, a 4,200-square-foot non-gaming arcade, a state-of-the-art spa with outdoor pools, a 10-screen movie theater complex, a gift shop and approximately 45,500 square feet of meeting and convention space. Green Valley Ranch also offers “Whiskey Beach”, an 8-acre complex featuring private poolside cabanas, a contemporary poolside bar and grille, three acres of vineyards and an outdoor performance venue. Green Valley Ranch is currently being expanded. See “Expansion Strategy” for details of the expansion plan.

Green Valley Ranch’s eight full-service restaurants include the Grand Café, China Spice (an Asian restaurant), Sushi Sake, Il Fornaio (an Italian restaurant), Hank’s Fine Steaks and Martinis, Fado’s Irish Pub, The Original Pancake House and The Feast Around the World, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Green Valley Ranch also offers a variety of fast-food outlets to enhance the customers’ dining selection. Guests may also enjoy the Drop Bar, a centerpiece of the casino, and the Whiskey Bar, a 5,300-square-foot nightclub.

Fiesta Rancho

Fiesta Rancho was purchased in January 2001 and is strategically located on approximately 25 acres at the intersection of Lake Mead Boulevard and Rancho Road in North Las Vegas across from Texas Station. Fiesta Rancho features a Southwestern theme with non-gaming amenities including four full-service restaurants, several fast-food outlets, a gift shop, a non-gaming video arcade, a swimming pool, a 700-seat entertainment lounge, a regulation-size ice skating rink and four additional bars.

Fiesta Rancho’s four full-service restaurants have a total of over 1,000 seats, and include the 24-hour Baja Beach Café (featuring American fare), Garduno’s (a Mexican restaurant), Blue Agave Steakhouse, and Festival Buffet. Fiesta Rancho also offers a variety of fast-food outlets to enhance the customers’ dining selection.

Fiesta Henderson

Fiesta Henderson was purchased in January 2001 and is strategically located on approximately 46 acres at the intersection of Interstate 215 and Interstate 515. The property features four full-service restaurants, a gift shop, a swimming pool, three bars and lounges and meeting space.

Fiesta Henderson’s four full-service restaurants have a total of approximately 1,100 seats, and include the 24-hour Baja Beach Café (featuring American and Chinese fare), Fuego Steakhouse, Amigo’s Mexican Cantina and Festival Buffet.

Other Properties

Wild Wild West

Wild Wild West, which we acquired in July 1998, is strategically located on approximately 19 acres on Tropicana Avenue and immediately adjacent to Interstate 15. Wild Wild West’s non-gaming amenities include a full-service restaurant, a bar, a gift shop and a truck plaza.

Barley’s & The Greens

Barley’s, which opened in January 1996, is a casino and brew pub located in Henderson, Nevada. We are the managing partner and own a 50% interest in Barley’s. Barley’s non-gaming amenities include a full-service restaurant, a pizza kitchen and a bar.

In November 2005, we purchased a 50% interest in The Greens, a restaurant and lounge, located in Henderson, Nevada. We are also the managing partner. The Greens non-gaming amenities include a full-service restaurant and bar.

Wildfire

In January 2003, we purchased Wildfire located on Rancho Road across from Texas Station. Wildfire’s non-gaming amenities include a lounge, outdoor patio and a full-service restaurant.

Magic Star & Gold Rush

In August 2004, we purchased Magic Star and Gold Rush. Magic Star is located on Boulder Highway in Henderson, Nevada. Gold Rush is located at the intersection of Interstate 515 and Sunset Road, adjacent to Sunset Station in Henderson, Nevada. Both properties offer non-gaming amenities which include a full service restaurant and a bar.

Managed Properties

Thunder Valley

We have entered into a Development Services Agreement and a Management Agreement with the UAIC. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered into by the UAIC and Placer County, California, we developed, with the UAIC, Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003. We receive a management fee equal to 24% of the facility’s net income (as defined in the management agreement). Thunder Valley has 2,722 Class III slot machines, 100 table games, including a private VIP gaming area, three specialty restaurants, a 500-seat buffet, a food court, a center pit bar and parking for over 4,500 vehicles.

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

We continually evaluate the timing and scope of our master-planned developments at each of our properties and may determine from time to time to expand the scope of, improve on or suspend the implementation of our master plans. These decisions are dependent upon the availability of financing, competition and future economic and gaming regulatory environments, many of which are beyond our control. We recently completed phase II master-planned expansions at Green Valley Ranch and Santa Fe Station and currently have phase III master-plan expansions underway at Green Valley Ranch and Santa Fe Station and a phase II master-plan expansion underway at Fiesta Henderson.

In October 2005, we began a $110 million phase III master-planned expansion at Green Valley Ranch which is expected to include a 1,500-space parking garage, additional slot machines, a new race and sports book, a new poker room, a 500-seat entertainment lounge, 14,000 square feet of convention space and two new restaurants. Construction of this project is expected to be completed in phases from the fourth quarter of 2006 through early 2007.

In October 2005, we began a $130 million phase III master-planned expansion at Santa Fe Station which is expected to include a 2,900-space parking garage, a 500-seat buffet, 400 additional slot machines, remodeled and expanded race and sports book, a 15,000-square-foot meeting and banquet facility and a new center bar. The entire project will include approximately 125,000 square feet of additional space. Construction of this project is expected to be completed in phases beginning in the third quarter of 2006 through the fourth quarter of 2006.

In October 2005, we began a $70 million phase II master-planned expansion at Fiesta Henderson which is expected to include a 1,500-space parking garage, 350 additional slot machines, a remodeled and expanded race and sports book and a 12-screen movie theater complex. Construction of this project is expected to be completed in the third quarter of 2006 with the exception of the movie theater complex which is expected to be completed in the summer of 2007.

Development and Acquisition Opportunities

We have acquired several parcels of land in the Las Vegas valley, Sacramento area near Thunder Valley and Reno, Nevada, which can be used for new casino development or other associated development. In addition, we have agreements to acquire two additional parcels of land in Reno, Nevada. We also evaluate other development and acquisition opportunities in current and emerging gaming markets, including land-based, dockside, riverboat and Native American gaming. Our decision whether to proceed with any new gaming development or acquisition opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond our control.

Red Rock

In April 2004, we commenced construction of Red Rock located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. Phase I of Red Rock is scheduled to open on April 18, 2006 and is expected to include over 400 hotel rooms, approximately 3,200 slot machines, 94,000 square feet of meeting and convention space, a 35,000-square-foot spa, eight full-service restaurants, a 16-screen movie theater complex, a night club and private pool club to be operated by Midnight Oil Company, both indoor and outdoor entertainment venues and parking for approximately 5,000 vehicles. The cost of phase I is expected to be approximately $760.0 million. Phase II which is expected to include an additional hotel tower containing over 400 hotel rooms, is currently under construction and is expected to be completed by the end of 2006. The total cost of both phases of Red Rock is expected to be approximately $925 million, of which approximately $634.4 million has been incurred as of December 31, 2005.

On July 27, 2005, we entered into a joint venture with Cloobeck Molasky Partners I, LLC (“Cloobeck Molasky”) to develop a high-end residential project on approximately 5 acres located adjacent to the hotel at Red Rock. It is anticipated that the residential project is expected to contain approximately 400 luxury units. Pursuant to the terms of the operating agreement, we will own 80% of the joint venture and Cloobeck Molasky will own 20%. Subject to obtaining local approvals and market conditions, sales of the residential towers are expected to begin in 2006.

Aliante Station

In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada.

We will develop and manage the facility to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include 200 hotel rooms, approximately 2,000 slot machines, multiple full-service restaurants and a multi-screen movie theater complex. We expect to begin construction on Aliante Station in late 2006 or early 2007 with a cost of approximately $450 million. Pursuant to the terms of the agreement, in January 2006, we contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture. As of December 31, 2005, the 54 acre site is included in land held for development on our consolidated balance sheets.

Native American Development

The Federated Indians of Graton Rancheria

We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the “FIGR”) a federally recognized Native American tribe. Pursuant to those agreements we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing the project and, upon opening we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 24% of the facility’s net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In August 2003, we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In August 2005, we purchased 180 acres of the optioned property and an additional 90 acres. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (“DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (“NIGC”). Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of December 31, 2005, we had advanced approximately $125.9 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the FIGR project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately $11.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2005, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2005, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of December 31, 2005, we had advanced approximately $28.6 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project is expected to include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000-square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake’s motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgement on the pleadings or, in the alternative, for summary judgement. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgement. As with all litigation, no assurances can be provided as to the outcome of that lawsuit. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”) a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of December 31, 2005, we had advanced approximately $6.9 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2005, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility is expected to include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of December 31, 2005, we had advanced approximately $3.9 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. These payments will be expensed as incurred. As of December 31, 2005, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility is expected to include approximately 2,000 slot machines, 60 table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Employees

As of January 31, 2006, we had approximately 11,500 employees in Nevada, which includes Green Valley Ranch, Barley’s and The Greens. From time to time, certain of our employees are contacted by unions and we engage in discussions with such employees regarding establishment of collective bargaining agreements. While we are faced with such movements by employees from time to time, we do not believe that such movements will have any broad-based impact on our employees; however, there can be no assurances to that effect. We believe that we have good relationships with our employees which was demonstrated when we were named one of FORTUNE magazine’s 100 best companies to work for in 2005 and again in 2006.

Available Information

Station Casinos, Inc. is a reporting company under the Securities Exchange Act of 1934, as amended, and files annual reports, quarterly reports, proxy statements and other documents with the SEC. The public may read and copy any of our filings at the SEC’s Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Because we make filings to the SEC electronically, access to this information is available at the SEC’s Internet website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC. We also make available, free of charge, through our Internet website (www.stationcasinos.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

We face substantial competition in the gaming industry.

Our Nevada casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. In addition, our casino properties face competition from all smaller non-restricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area. As of December 31, 2005, there were over 1,400 restricted gaming locations with almost 15,000 slot machines. We compete with other hotel/casinos and restricted gaming locations by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Currently, there are approximately 37 major gaming properties located on or near the Las Vegas Strip, 14 located in the downtown area and several located in other areas of Las Vegas. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the businesses of our casino properties. While past additions to capacity have had little, if any, impact on our casino properties’ hotel occupancy or casino volume to date, there can be no assurance that hotel occupancy or casino volume will not be adversely affected in the future.

Our Nevada casino properties also face competition from 37 non-restricted gaming locations in the Las Vegas area primarily targeted to the local and the repeat visitor markets. One of these competitors opened in December 2005 and some of these competitors have completed expansions and existing competitors and new entrants into these markets are in the planning stages or under construction on other projects. Although we have competed strongly in these marketplaces, there can be no assurance that additional capacity will not have a negative impact on our business.

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

The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots, casinos located on Native American land and other forms of legalized gaming. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land will provide strong competition to us and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.

Native American gaming in California, as it currently exists, has had little, if any impact on our Nevada operations to date, although there are no assurances as to future impact. 61 Native American tribes entered into Tribal-State Gaming Compacts (“Compacts”) with the State of California in 1999 and 2000 that are currently in effect. Each of these Native American tribes may operate up to two gaming facilities. Eight of these Native American tribes are presently not operating a casino. During 2003 through 2005, nine Native American tribes entered into new Compacts with the State of California, of which five Compacts have been ratified by the California Legislature and are currently in effect. Three of these nine Native American tribes may operate two gaming facilities and the remaining six Native American tribes may operate one gaming facility, respectively; however, only two of these Native American tribes are presently operating casinos. Currently there are 55 Native American casinos in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games (including “21”) on Native American lands. Additionally, during 2004 and 2005, six  tribes re-negotiated their compacts, of which five have been ratified by the California Legislature and are currently in effect. These re-negotiated compacts allow for the expansion of the respective tribe’s current facilities. It is not certain how this or any expansion of Native American gaming in California will affect our Nevada operations given that visitors from California make up Nevada’s largest visitor market. Moreover, it is uncertain how soon expansion will affect our interests in Native American gaming in California. Increased competition from Native American gaming may result in a decline in our revenues and may have a material adverse effect on our business.

Certain construction risks may arise during the building of any new property.

We are currently constructing Red Rock, expanding Santa Fe Station, Fiesta Henderson and Green Valley Ranch and providing or may have to provide, as the case may be, funding for the construction of gaming facilities for the Federated Indians of Graton Rancheria, the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, the Mechoopda Indian Tribe of Chico Rancheria, California and the North Fork Rancheria of Mono Indians (collectively the “Native American Tribes”) and for Aliante Station. We evaluate expansion opportunities as they become available, and we may in the future develop projects in addition to the above listed projects.

Construction projects, such as the construction of Red Rock, and the expansions of Santa Fe Station, Fiesta Henderson and Green Valley Ranch and the proposed gaming facilities for the Native American

Tribes, entail significant risks, including shortages of material or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference, floods and unanticipated cost increases, any of which can give rise to delays or cost overruns.

The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Construction, equipment or staffing requirements or problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities can increase the cost or delay the construction or opening of each of the proposed facilities or otherwise affect the project’s planned design and features. We have not entered into any firm contracts for the expansions of Santa Fe Station or Fiesta Henderson, and we cannot be sure that we will not exceed the budgeted costs of these projects or that the projects will commence operations within the contemplated time frame, if at all. Budget overruns and delays with respect to expansion and development projects could have a material adverse impact on our results of operations.

We may experience difficulty integrating operations of our acquired companies and developed properties and managing our overall growth which could have a material adverse effect on our operating results.

We may not be able to manage the combined operations of Station Casinos, Inc., including our Red Rock development, the projects with the Native American Tribes and Aliante Station and future acquired companies or acquired or developed properties effectively, or realize any of the anticipated benefits of the acquisitions, including streamlining operations or gaining efficiencies from the elimination of duplicative functions. The integration of other companies as assets will require continued dedication of management resources and may temporarily detract attention from our day-to-day business.

In addition, because we plan to continue to pursue expansion and acquisition opportunities, we face significant challenges not only in managing and integrating the operations of Red Rock and the projects with the Native American Tribes and Aliante Station, but also managing our expansion projects and any other gaming operations we may acquire in the future. Management of these new projects will require increased managerial resources, and we intend to continue our efforts to enhance our gaming management team. However, there can be no assurances that we will succeed in doing so. Failure to manage our growth effectively could have a material adverse effect on our operating results.

We rely on key personnel, the loss of the services of whom could materially and adversely affect our results of operations.

Our ability to operate successfully and competitively is dependent, in part, upon the continued services of certain of our officers and key employees. In the event that these officers and/or employees were to leave us, we might not be able to find suitable replacements. We believe that the loss of the services of these officers and/or employees could have a material adverse effect on our results of operations.

We regularly pursue new gaming acquisition and development opportunities and may not be able to recover our investment or successfully expand to additional locations.

We regularly evaluate and pursue new gaming acquisition and development opportunities in existing and emerging jurisdictions. These opportunities have in the past, and may in the future, take the form of joint ventures. To the extent that we decide to pursue any new gaming acquisition or development opportunities, our ability to benefit from such investments will depend upon a number of factors including our ability to identify and acquire attractive acquisition opportunities and development sites, our ability to secure required federal, state and local licensees, permits and approvals, which in some jurisdictions are limited in number, certain political factors, the availability of adequate financing on acceptable terms (including waivers of restrictions in existing credit arrangements) and our ability to identify and develop satisfactory relationships with joint venture partners.

Most of these factors are beyond our control. Therefore, we cannot be sure that we will be able to recover our investment in any new gaming development opportunities or acquired facilities, or successfully expand to additional locations.

We have invested, and will likely continue to invest, in real property in connection with the pursuit of expansion opportunities. These investments are subject to the risks generally incident to the ownership of real property, including changes in economic conditions, environmental risks, governmental rules and fiscal policies and other circumstances over which we may have little or no control. The development of such  properties is also subject to restrictions under our revolving credit facility. We cannot be sure that we will be able to recover our investment in any such properties or be able to prevent incurring investment losses.

We are subject to extensive state and local regulation and licensing and gaming authorities have significant control over our operations which could have an adverse effect on our business.

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

Our direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Palace Station Hotel & Casino, Inc. (“PSHC”), Boulder Station, Inc. (“BSI”), Texas Station LLC (“TSL”), Sunset Station, Inc. (“SSI”), Tropicana Station, Inc. (“TRSI”), Santa Fe Station, Inc. (“SFSI”), Fiesta Station, Inc. (“FSI”), Rancho Station, LLC (“RSL”), Lake Mead Station, Inc. (“LMSI”), Gold Rush Station, LLC (“GRS”) and Magic Star Station, LLC (“MSS”) have received licenses to conduct non-restricted gaming operations. In addition, Green Valley Ranch Gaming, LLC (“GVRG”) has received licenses to conduct non-restricted gaming operations at Green Valley Ranch Resort Spa Casino. The Company’s ownership in GVRG is held through an intermediary company known as GV Ranch Station, Inc. (“GVRS”), which is licensed as a member and manager of GVRG. Town Center Amusements, Inc. (“TCAI”) has been licensed to conduct non-restricted gaming operations at Barley’s Casino & Brewing Company (“Barley’s”), a micro brewery and casino located in Henderson, Nevada and Greens Café, LLC (“GC’) has been licensed to conduct nonrestricted gaming operations at

The Greens, a restaurant and bar located in Henderson. Station Casinos’ ownership in TCAI and GC is held through an intermediary company known as Green Valley Station, Inc. (“GVSI”), which is licensed as a member and manager of TCAI and GC. We also own a minority interest in Fiesta Palms, LLC, d.b.a. Palms Casino Resort, which we hold through our subsidiary, Palms Station, LLC (“PSL”). Station Casinos is registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable to own the stock of PSHC, BSI, TSL, SSI, TRSI, GVSI, SFSI, GVRS, FSI, RSL, LMSI, GRS and MSS. We are also licensed as a manufacturer and distributor of gaming devices. PSHC, BSI, SSI, TRSI, GVSI, SFSI, GVRG, FSI and LMSI are each a corporate gaming licensee and TCAI, TSL, GVRG, RSL, GRS, MSS, GC and PSL are each a limited liability company licensee (individually a “Gaming Subsidiary” and collectively the “Gaming Subsidiaries”) under the terms of the Nevada Act. As a Registered Corporation, Station Casinos is required periodically to submit detailed financial and operating reports to the Nevada Commission and the Nevada Board and furnish any other information, which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Station Casinos and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (individually, a “Gaming License” and collectively, the “Gaming Licenses”) required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation, such as Station or the Gaming Subsidiaries, which hold licenses, in order to determine whether such individual is suitable or should be licensed as a business associate of a Registered Corporation or a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause, which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position.

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

If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Station, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Green Valley Ranch, Fiesta

Rancho, Fiesta Henderson, Wild Wild West, Wildfire, Barley’s, Gold Rush, Magic Star and The Greens and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the Gaming Licenses of the Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any Gaming License would) have a material adverse affect on our gaming operations.

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

The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. An “institutional investor,” as defined in the Nevada Commission’s regulations, which acquires beneficial ownership of more than 10%, but not more than 15% of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 19% of our voting securities and maintain its waiver for a limited period of time. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our Board of Directors, any change in our corporate charter, bylaws, management policies or our operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our Gaming Subsidiaries, we (i) pay that person any dividend or interest upon our voting securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

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

We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On May 19, 2005, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (“Shelf Approval”). The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two-year approval period. The Shelf Approval also applies to any affiliated company wholly owned by Station (an “Affiliate”), which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval includes approval for us to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of the Gaming Subsidiaries, as applicable, in conjunction with public offerings made under the Shelf Approval, and also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, Station or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

Nevada Liquor Regulations

The sale of alcoholic beverages at Palace Station, Wildfire and Santa Fe Station is subject to licensing control and regulation by the City of Las Vegas. Boulder Station and Wild Wild West are subject to liquor licensing control and regulation by the Clark County Board. Texas Station and Fiesta Rancho are subject to liquor licensing control and regulation by the City of North Las Vegas. Sunset Station, Green Valley Ranch, Fiesta Henderson, Barley’s, Gold Rush, Magic Star and The Greens are subject to liquor licensing control and regulation by the City of Henderson. All liquor licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gaming Subsidiaries.

We are subject to Native American gaming regulations which could have an adverse effect on our business.

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

IGRA requires NIGC approval of management contracts for Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. The management agreement relating to the Company’s management of the casino owned by the UAIC was approved by the NIGC with respect to Thunder Valley in December 2002. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the governing body of the Indian tribe which is the party to the management contract; (ii) has been or subsequently is convicted of a felony or gaming offense; (iii) has knowingly and willfully provided materially important false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe’s gaming ordinance or resolution, or a trustee, exercising the skill due diligence that a trustee is commonly held to, would not approve the management contract. A management contract can be approved only after the NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action that could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.

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

Native American tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes’ jurisdiction. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by IGRA. The NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on us. We have received no such notification regarding Thunder Valley. The possession of valid licenses from the UAIC are ongoing conditions of our management agreement with that tribe.

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

Factors affecting the economy and consumer confidence may harm our operating results.

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

We depend on key markets and may not be able to continue to attract a sufficient number of guests and gaming customers in Nevada to make our operations profitable.

Our operating strategy emphasizes attracting and retaining customers from the Las Vegas local and repeat visitor market. All of our owned casino properties are dependent upon attracting Las Vegas residents. We cannot be sure that we will be able to continue to attract a sufficient number of guests, gaming customers and other visitors in Nevada to make our operations profitable. In addition, our operating strategy, including the master-planning of our casinos for future expansion, has been developed, in part, based on expected population growth in Las Vegas. There can be no assurance that growth will continue in Las Vegas or that we will be able to successfully adapt to any downturn.

We may incur losses that are not adequately covered by insurance which may harm our results of operations.

Although we maintain insurance customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.

Factors affecting tax laws could have an adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

Texas Station is situated on approximately 47 acres located in North Las Vegas, Nevada. We lease this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through June 2010. In July 2010, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. In July 2015, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in May 2010, to purchase the land at fair market value. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.

Sunset Station is situated on approximately 82 acres that we own located in Henderson, Nevada.

Santa Fe Station is situated on approximately 38 acres that we own located on the northwest side of Las Vegas, Nevada.

Green Valley Ranch, a 50% owned joint venture, is situated on approximately 40 acres in Henderson, Nevada that is owned by the joint venture.

Fiesta Rancho is situated on approximately 25 acres that we own in North Las Vegas, Nevada.

Fiesta Henderson is situated on approximately 46 acres that we own in Henderson, Nevada.

We have acquired or are under contract to acquire approximately 67 acres of land on which Wild Wild West is located and the surrounding area of which, approximately 48 acres had been acquired as of December 31, 2005. We exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005. In July 2005, we entered into an agreement to extend the date for the close of escrow to no later than January 2007, provided that either party may accelerate the close of escrow to an earlier date upon 90 days’ prior written notice to the other party.

We currently own or lease six sites, which have been acquired for potential gaming projects, consisting of 210 acres in the Las Vegas valley, 188 acres in Sacramento, California near Thunder Valley and 104 acres in Reno, Nevada.

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

On September 13, 2004, Harrah’s filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On October 14, 2004, the Company filed a Notice of Cross Appeal with the Federal Circuit. On November 14, 2005, the Federal Circuit affirmed the decision of the District Court granting the Company’s motion for summary judgment on Harrah’s claims that the Company had infringed upon the above-referenced patents.

This ruling by the Federal Court affirming the District Court’s decision resolves in the Company’s favor all of the remaining patent infringement issues in the lawsuit brought by Harrah’s against the Company. While Harrah’s has limited rights to appeal the decision, and while no assurances can be made with respect to any litigation, the Company believes that the plaintiffs’ claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “STN”. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock as reported on the New York Stock Exchange.

	High	Low
Year Ending December 31, 2005
First Quarter	$71.22	$53.10
Second Quarter	70.75	58.99
Third Quarter	75.07	60.68
Fourth Quarter	70.95	61.43
Year Ending December 31, 2004
First Quarter	$44.17	$30.04
Second Quarter	50.94	41.35
Third Quarter	49.73	40.57
Fourth Quarter	59.12	46.15

Holders

As of January 31, 2006, there were 559 holders of record of our common stock and the closing price of our common stock was $66.85.

Dividends

During the year ended December 31, 2005, we paid a quarterly cash dividend of $0.21 per share to shareholders of record on February 11, 2005 and May 13, 2005 and $0.25 per share to shareholders of record on August 12, 2005 and November 11, 2005. The total amount paid in dividends for 2005 was $62.6 million.

During the year ended December 31, 2004, we paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004, $0.175 per share to shareholders of record on May 14, 2004 and August 13, 2004 and $0.21 per share to shareholders of record on November 12, 2004. The total amount paid in dividends for 2004 was $44.3 million.

On March 3, 2006, we paid a quarterly cash dividend of $0.25 per share to shareholders of record on February 10, 2006. The payment of dividends in the future will be at the discretion of our Board of Directors. Restrictions imposed by our debt instruments and other agreements limit the payment of dividends (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness and Capital Stock”).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists all equity compensation plans that provide for the award of our securities or the grant of options as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	2,314,182	$12.12	3,648,692
Equity compensation plans not approved by shareholders	—	—	—
Total	2,314,182	$12.12	3,648,692

(a)           This amount excludes restricted stock awards issued. In addition to the above, we have 2,124,594 shares of unvested restricted stock awards outstanding under equity compensation plans approved by shareholders.

Issuers Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended December 31, 2005 (unaudited):

Period	Total number of shares purchased (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (c)
October 1 - 31, 2005	158	$63.68	—	10,369,634
November 1 - 30, 2005	221,400	$62.11	221,400	10,148,234
December 1 - 31, 2005	67,536	$65.21	—	10,148,234
Total	289,094	$62.84	221,400	10,148,234

(b)          The shares purchased by the Company during the three months ended December 31, 2005, consisted of 67,694 restricted shares withheld to offset tax withholding obligations that occur upon vesting of the restricted shares.

(c)    On July 27, 2001, the Board of Directors authorized the Company to repurchase up to 10 million shares of its common stock, in addition to 9,482,483 shares previously authorized for repurchase, under a share repurchase program. As of December 31, 2005, approximately 10.1 million shares of its common stock remained available for repurchase.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for our fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our consolidated financial statements which, except for 2002 and 2001, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
	2005	2004(a)	2003(b)	2002	2001(c)
	(amounts in thousands, except per share data)
Operating Results:
Net revenues	$1,108,833	$986,742	$858,089	$792,865	$836,857
Operating costs and expenses, excluding the following items	769,011	718,156	655,844	638,164	689,770
Development (d)	8,747	10,683	4,306	—	—
Preopening (e)	6,560	848	—	—	6,413
Lease terminations (f)	14,654	—	—	—	—
Impairment loss (g)	—	—	18,868	8,791	4,001
Litigation settlement (h)	—	—	38,000	—	—
Gain on sale of properties (i)	—	—	—	—	(1,662)
Operating income	309,861	257,055	141,071	145,910	138,335
Earnings from joint ventures	38,885	26,524	20,604	11,293	2,504
Operating income and earnings from joint ventures	348,746	283,579	161,675	157,203	140,839
Other expense	(92,519)	(178,350)	(93,498)	(107,447)	(110,376)
Income before income taxes and cumulative effect of change in accounting principle	256,227	105,229	68,177	49,756	30,463
Income tax provision	(94,341)	(38,879)	(23,834)	(18,508)	(11,094)
Cumulative effect of change in accounting principle (j)	—	—	—	(13,316)	—
Net income applicable to common stock	$161,886	$66,350	$44,343	$17,932	$19,369
Basic earning per common share	$2.46	$1.03	$0.76	$0.31	$0.34
Diluted earnings per common share	$2.40	$1.00	$0.72	$0.30	$0.32
Dividends paid per common share	$0.92	$0.69	$0.25	$—	$—
Balance Sheet Data:
Total assets	$2,929,043	$2,045,584	$1,745,972	$1,598,347	$1,656,122
Long-term debt	1,944,328	1,338,213	1,168,957	1,165,722	1,237,090
Stockholders’ equity	630,814	488,921	339,939	270,678	248,904

(a)           On August 2, 2004, we purchased Magic Star and Gold Rush.

(b)          On January 27, 2003, we purchased Wildfire. We opened Thunder Valley on June 9, 2003, which we manage on behalf of the UAIC (see Note 6 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(c)           On January 4, 2001, we purchased Fiesta Rancho. On January 30, 2001, we purchased Fiesta Henderson. On September 30, 2001, we sold our slot route management services subsidiary, Southwest Gaming Services, Inc. On December 18, 2001, we opened Green Valley Ranch.

(d)          During the last half of 2003, we increased our development resources in an effort to identify potential gaming opportunities. Development expenses include costs to identify potential gaming opportunities, the internal costs incurred to bring the Native American projects currently under contract to fruition and other development opportunities, which include payroll, travel and legal expenses. Also included in development expense for 2004 is a $2.0 million non-reimbursable milestone payment related to the Gun Lake project in Michigan. During 2003, $2.0 million of costs related to the Graton Rancheria project were expensed after achieving certain milestones on the project and are also not reimbursable (see Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(e)           Preopening expenses for the years ended December 31, 2005 and 2004 include costs primarily related to the opening of Red Rock (see Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K). Preopening expenses for the year ended December 31, 2001 include costs incurred prior to the acquisitions of Fiesta Rancho and Fiesta Henderson and costs incurred prior to the opening of Green Valley Ranch.

(f)             During the year ended December 31, 2005, we recorded approximately $14.7 million to terminate various leases primarily related to land adjacent to the current Wild Wild West property.

(g)           During the year ended December 31, 2003, we recorded an impairment loss of approximately $18.9 million, of which approximately $17.5 million was related to the impairment of goodwill at Fiesta Rancho as a result of reduced growth assumptions. In addition, approximately $1.4 million of the impairment loss in 2003 was primarily related to the write off of our investment in the development of a new slot product (see Note 7 to the Consolidated Financial Statements in this Annual Report on Form 10-K). During the year ended December 31, 2002, we recorded an impairment loss of approximately $8.8 million, of which approximately $3.9 million was related to the write-down of certain assets related to our investment in an Internet, intra-state gaming platform and related technology and approximately $4.9 million, which was related to the write-off of our option to invest in the Internet wagering business with Kerzner Interactive. During the year ended December 31, 2001, we recorded an impairment loss of approximately $4.0 million related to a 34-acre parcel, near the intersection of Martin Luther King Jr. Drive and Craig Road in North Las Vegas.

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

(j)              The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, in June 2001. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142. We implemented SFAS No. 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS No. 142 in the first quarter of 2002. As a result of an independent third party appraisal, we recorded an impairment loss of $13.3 million, net of the applicable tax benefit, related to Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in our consolidated statements of operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Year ended December 31, 2005	Percent change	Year ended December 31, 2004	Percent change	Year ended December 31, 2003
Net revenues—total	$1,108,833	12.4%	$986,742	15.0%	$858,089
Major Las Vegas Operations (a)	968,017	11.5%	868,248	11.2%	781,061
Management fees (b)	95,144	12.4%	84,618	81.2%	46,711
Other Operations and Corporate (c)	45,672	34.8%	33,876	11.7%	30,317
Operating income (loss)—total	$309,861	20.5%	$257,055	82.2%	$141,071
Major Las Vegas Operations (a)	303,183	30.3%	232,678	36.4%	170,566
Management fees (b)	95,144	12.4%	84,618	81.2%	46,711
Other Operations and Corporate (c)	(88,466)	(46.9)%	(60,241)	20.9%	(76,206)
Cash flows provided by (used in):
Operating activities	$378,154	44.1%	$262,516	32.7%	$197,775
Investing activities	(886,590)	(162.3)%	(338,034)	(82.1)%	(185,641)
Financing activities	525,571	543.6%	81,663	987.5%	(9,201)

(a)           Includes the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho and Fiesta Henderson.

(b)          Includes management fees from Thunder Valley (since June 9, 2003), Green Valley Ranch, Barley’s and The Greens (since December 17, 2005).

(c)           Includes the wholly owned properties of Wild Wild West, Wildfire (since January 27, 2003), Magic Star (since August 2, 2004), Gold Rush (since August 2, 2004), and corporate and development expense.

Net Revenues

Consolidated net revenues for the year ended December 31, 2005 increased 12.4% to $1.1 billion as compared to $986.7 million for the year ended December 31, 2004. Year over year net revenues increased primarily due to the continued strength of the Las Vegas local economy, continued population and employment growth in the Las Vegas valley, no new competition in the local’s market until the latter part of December, as well as the continued success of our Jumbo brand products, including Jumbo Jackpot. Jumbo Jackpot, which we introduced in April 2003, is an exclusive progressive slot jackpot that allows customers using a Boarding Pass or Amigo Club card the opportunity to win between $100,000 and $150,000 just for playing slot machines.

Consolidated net revenues for the year ended December 31, 2004 increased 15.0% to $986.7 million as compared to $858.1 million for the year ended December 31, 2003. The increase in consolidated net revenues was due to an $81.9 million increase in casino revenues and an increase in management fees from Thunder Valley, which included a full year of operations.

Operating Income/Operating Margin

In analyzing year-to-year comparative operating results, management takes into consideration the effect of certain charges and credits on operating income. The following table identifies these charges and credits and the resulting operating income and operating margins, excluding such charges and credits (dollars in thousands):

	Years ended December 31,
	2005	2004	2003
Operating income	$309,861	$257,055	$141,071
Operating margin	27.9%	26.1%	16.4%
Certain charges/credits:
Preopening expense	6,560	848	—
Lease terminations	14,654	—	—
Thunder Valley development fee	—	—	(4,595)
Impairment loss	—	—	18,868
Litigation settlement	—	—	38,000
Operating income, excluding certain charges/credits	$331,075	$257,903	$193,344
Operating margin, excluding certain charges/credits	29.9%	26.1%	22.5%

Consolidated operating income, excluding certain charges/credits, increased 28.4% in the year ended December 31, 2005 as compared to the year ended December 31, 2004 and 33.4% in the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase is primarily due to increased consolidated net revenues noted above. There is significant operating leverage on incremental revenue due to a significant amount of fixed costs. As a result, our consolidated operating margin, excluding certain charges/credits, improved 3.8 percentage points in the year ended December 31, 2005 as compared to the year ended December 31, 2004 and 3.6 percentage points in the year ended December 31, 2004 as compared to the year ended December 31, 2003.

The following table highlights our various sources of revenues and expenses as compared to prior years (dollars in thousands):

	Year ended December 31, 2005	Percent change	Year ended December 31, 2004	Percent change	Year ended December 31, 2003
Casino revenues	$825,995	13.1%	$730,584	12.6%	$648,664
Casino expenses	286,503	4.6%	273,816	3.2%	265,203
Margin	65.3%		62.5%		59.1%
Food and beverage revenues	$146,774	4.6%	$140,332	5.0%	$133,676
Food and beverage expenses	102,970	2.4%	100,548	14.5%	87,783
Margin	29.8%		28.4%		34.3%
Room revenues	$61,238	7.3%	$57,057	13.1%	$50,460
Room expenses	21,094	0.2%	21,053	7.5%	19,580
Margin	65.6%		63.1%		61.2%
Other revenues	$52,550	25.1%	$42,008	(8.6)%	$45,943
Other expenses	17,799	5.8%	16,820	8.9%	15,452
Selling, general and administrative expenses	$181,670	5.1%	$172,923	7.0%	$161,643
Percent of net revenues	16.4%		17.5%		18.8%
Corporate expense	$57,619	22.1%	$47,189	42.8%	$33,039
Percent of net revenues	5.2%		4.8%		3.9%
Earnings from joint ventures	$38,885	46.6%	$26,524	28.7%	$20,604

Casino.   Casino revenues increased 13.1% for the year ended December 31, 2005 as compared to the year ended December 31, 2004 and increased 12.6% for the year ended December 31, 2004 as compared to the year ended December 31, 2003, due to the same factors affecting our consolidating net revenues noted above. Casino expenses increased 4.6% and 3.2% over the same periods due to increased promotional and marketing expenses related to our Jumbo brand products in 2005 and an increase in gaming taxes as a result of the higher casino revenue in 2005 and 2004. There is also significant operating leverage on incremental gaming revenue due to a significant amount of fixed costs in the casino department and, as a result, the casino profit margin increased by 2.8 percentage points for the year ended December 31, 2005 as compared to the year ended December 31, 2004 and by 3.4 percentage points for the year ended December 31, 2004 as compared to December 31, 2003.

Food and Beverage.   Food and beverage revenues increased 4.6% for the year ended December 31, 2005 as compared to the year ended December 31, 2004, due to selected menu price increases, as well as enhancements at Santa Fe Station with the expansion of the café in 2004 and the acquisitions of Magic Star and Gold Rush which was offset slightly by the temporary closure of the Sunset Station buffet for remodeling. Food covers decreased 2.2% for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily due to the temporary closure of the Sunset Station buffet. The average guest check increased 5.5% for the year ended December 31, 2005 as compared to the year ended December 31, 2004 as a result of increased menu prices. Food and beverage expenses increased 2.4% for the year ended December 31, 2005 as compared to the year ended December 31, 2004, resulting in an increase in the food and beverage net operating margin of 1.4 percentage points for the same period. The increase in food and beverage expense is related to the acquisition of Magic Star and Gold Rush and increases in selected food cost items.

Food and beverage revenues increased 5.0% for the year ended December 31, 2004 as compared to the year ended December 31, 2003, due to selected menu price increases, as well as restaurant enhancements at Santa Fe Station with the addition of a Mexican restaurant in May 2003, the expansion of the café in March 2004 and upgrade of the steakhouse in December 2003, in addition to an aggressive marketing program promoting the buffet. The average guest check increased 4.5% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Food covers remained virtually unchanged with a 0.4% increase for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Food and beverage expenses increased 14.5% for the year ended December 31, 2004 as compared to the year ended December 31, 2003, resulting in a decrease of the food and beverage net operating margin of 5.9 percentage points for the same period. The increase in food and beverage expense is related to increased payroll and related costs primarily due to rising benefit costs and increases in cost of selected food items.

Room.   Room revenues increased 7.3% for the year ended December 31, 2005 as compared to the year ended December 31, 2004 and 13.1% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Room occupancy was 96% for the years ended December 31, 2005 and 2004, and 94% for the year ended December 31, 2003. The average daily room rate increased to $61 for the year ended December 31, 2005 from $56 for the year ended December 31, 2004 and $50 for the year ended December 31, 2003, as a result of continued increase in consumer demand for rooms in Las Vegas during 2005 and 2004.

Other.   Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and arcades. Other revenues increased 25.1% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase in other revenues is primarily due to the opening of the bowling center at Sunset Station in April 2005 and the movie theater complex at Santa Fe Station in May 2005.

Other revenues decreased 8.6% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The decrease in other revenues is primarily due to development fees received from Thunder Valley for approximately $4.6 million during the year ended December 31, 2003.

Management Fees.   We manage Thunder Valley on behalf of the United Auburn Indian Community (“UAIC”) and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Barley’s and The Greens and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch and 10% of EBITDA from Barley’s and The Greens. For the year ended December 31, 2005, management fees increased to approximately $95.1 million as compared to $84.6 million for the year ended December 31, 2004. The increase is due to improved results at both Green Valley Ranch and Thunder Valley.

For the year ended December 31, 2004, management fees increased to approximately $84.6 million as compared to $46.7 million for the year ended December 31, 2003. The increase is due to management fees from Thunder Valley, which includes a full year of operations, as well as improved results at Green Valley Ranch.

Selling, General and Administrative (“SG&A”).   SG&A as a percentage of net revenues decreased to 16.4% in the year ended December 31, 2005 as compared to 17.5% in the year ended December 31, 2004. A portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A to net revenues decreased. SG&A expenses increased by 5.1% to $181.7 million for the year ended December 31, 2005, from $172.9 million for the year ended December 31, 2004. The increase is attributable to increases in payroll and related expenses and repair and maintenance related expenses attributable to increased foot traffic.

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

Corporate Expense.   Corporate expenses increased to approximately $57.6 million for the year ended December 31, 2005 as compared to approximately $47.2 million for the year ended December 31, 2004 and approximately $33.0 million for the year ended December 31, 2003. The increase is primarily due to increased investment in corporate infrastructure to handle projected growth and a change in incentive compensation from a stock option based program to a program which includes cash and restricted stock. In addition, employer payroll taxes on stock option exercises increased $2.8 million during the year ended December 31, 2004 as compared to December 31, 2003. As a result, corporate expense as a percentage of net revenues increased to 5.2% in the year ended December 31, 2005 as compared to 4.8% in the year ended December 31, 2004 and compared to 3.9% in the year ended December 31, 2003.

Development Expense.   Development expenses include costs to identify potential gaming opportunities, the internal costs incurred to bring the Native American projects currently under contract to fruition and other development opportunities, which include payroll, travel and legal expenses. Development expenses for the years ended December 31, 2005, 2004 and 2003 were $8.7 million, $10.7 million and $4.3 million, respectively. Also included in development expense for 2004 is a $2.0 million non-reimbursable milestone payment related to the Gun Lake project in Michigan. During 2003, $2.0 million of costs related to the Graton Rancheria project were expensed after achieving certain milestones on the project and are also not reimbursable (see “Future Development”).

Depreciation and Amortization.   Depreciation and amortization increased 18.1% to approximately $101.4 million for the year ended December 31, 2005 as compared to $85.8 million for the year ended December 31, 2004. This increase was due primarily to the addition of new ticket-in, ticket-out slot machines at a majority of the Major Las Vegas properties in 2004, the completion of the ice arena at Fiesta Rancho during 2004, the opening of the Santa Fe Station phase II expansion which opened in phases beginning in the latter part of 2004 and the addition of the bowling center at Sunset Station in April 2005.

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

Preopening Expense.   Preopening expenses for the year ended December 31, 2005 and 2004 were approximately $6.6 million and $0.8 million, respectively, which include costs related to projects under development including Red Rock (see “Future Development”).

Lease Terminations.   During the year ended December 31, 2005, we recorded approximately $14.7 million to terminate various leases primarily related to land adjacent to the current Wild Wild West property.

Impairment Loss.   We recorded an impairment loss of approximately $18.9 million in the year ended December 31, 2003 to adjust the carrying value of our goodwill and other assets to their estimated fair value. The impairment loss consisted of the write-off of approximately $17.5 million in goodwill at Fiesta Rancho in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) as a result of reduced growth assumptions. The remaining $1.4 million was primarily related to the write-off of our investment in a new slot product development. The impairment of this asset was based upon our decision to no longer pursue the development of certain slot products. As a result, all of the development costs that we had incurred were written off, as they were deemed to have no value.

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

Earnings From Joint Ventures.   We own a 50% interest in Green Valley Ranch, Barley’s and The Greens, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. We recorded our share of the earnings from these joint ventures of $38.9 million, $26.5 million and $20.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in earnings from joint ventures is primarily related to improved results at Green Valley Ranch as a result of the completion of the recent expansion in December 2004.

Interest Expense.   Interest expense, net of capitalized interest, increased 4.6% to $80.5 million in the year ended December 31, 2005 as compared to $76.9 million in the year ended December 31, 2004. Gross interest expense increased approximately $18.9 million due to an increase in our long-term debt of approximately $605.6 million in the year ended December 31, 2005, and an increase in the weighted average cost of debt to 6.2% from 6.1% for the years ended December 31, 2005 and 2004, respectively. Capitalized interest increased approximately $15.3 million for the year ended December 31, 2005 primarily due to interest capitalized for the construction of Red Rock.

Interest expense, net of capitalized interest, decreased 17.2% to $76.9 million in the year ended December 31, 2004 as compared to $92.9 million in the year ended December 31, 2003. Gross interest expense decreased approximately $12.5 million due to a decrease in our weighted average cost of debt to 6.1% from 7.9% for the years ended December 31, 2004 and 2003, respectively, while our long-term debt increased by approximately $183.3 million over the same period. The decrease in gross interest expense is the result of replacing virtually all of our fixed rate debt with lower cost and longer term debt in the first quarter of 2004, as well as, entering into new interest rate swaps in 2004. Capitalized interest increased approximately $3.5 million for the year ended December 31, 2004 primarily due to interest capitalized for the construction of Red Rock.

Interest and Other Expense from Joint Ventures.   For the years ended December 31, 2005, 2004 and 2003, we recorded $6.9 million, $4.5 million and $7.2 million, respectively, in interest and other expense related to our unconsolidated joint ventures. The increase during 2005 in interest and other expense from joint ventures is due to higher debt balances as a result of the approximate 300 room addition completed at Green Valley Ranch in December 2004 and the current $110.0 million phase III master-planned expansion. The decrease in interest and other expense from joint ventures during the year ended December 31, 2004, is primarily due to the Company’s 50% share of capitalized interest recorded at Green Valley Ranch of approximately $1.5 million.

Interest Income.   During the year ended December 31, 2003, we recorded $4.8 million in interest income on our advances to the UAIC for development of Thunder Valley.

Loss on Early Retirement of Debt.   During 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008 and the remaining $17.4 million of outstanding 9 7/8% senior subordinated notes due 2010. As a result of these redemptions, we recorded a loss on early retirement of debt of approximately $1.3 million to reflect the write-off of the unamortized loan costs, unamortized discount and call premium.

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

Liquidity and Capital Resources

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects such as Red Rock and the expansions at Green Valley Ranch, Santa Fe Station and Fiesta Henderson entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

During the year ended December 31, 2005, we generated cash flows from operating activities of $378.2 million. We issued $350.0 million in additional senior subordinated notes, recognizing net proceeds of $358.3 million, while redeeming approximately $34.3 million of our existing senior and senior subordinated notes (see “Description of Certain Indebtedness and Capital Stock—Senior and Senior Subordinated Notes”). In addition, we received approximately $19.0 million from the exercise of stock options and approximately $22.1 million from the sale of land, property and equipment. At December 31, 2005, we had total available borrowings of $2.0 billion under our Revolving Facility, which was reduced by borrowings of $330.0 million and various letters of credit totaling approximately $14.3 million, leaving approximately $1.7 billion available as of December 31, 2005. We had $85.6 million in cash and cash equivalents as of December 31, 2005.

During the year ended December 31, 2005, total capital expenditures were $830.8 million, of which approximately $483.1 million was related to the development of Red Rock (see “Future Development”), approximately $76.1 million was for the purchase of land adjacent to the current Wild Wild West property,  approximately $84.7 million was for the purchase of land held for development, approximately $16.3 million was related to the phase II expansion at Santa Fe Station, approximately $11.1 million was related to the phase III expansion at Santa Fe Station, approximately $9.6 million was related to the phase II expansion at Fiesta Henderson, approximately $21.4 million was for the bowling center and buffet remodel at Sunset Station and approximately $128.5 million was for maintenance and other capital expenditures. In addition to capital expenditures, we paid approximately $111.9 million in reimbursable advances for our Native American development projects (see “Future Development”), approximately $62.6 million in common stock dividends and approximately $21.4 million to repurchase 0.3 million shares of our common stock.

Our primary cash requirements for 2006 are expected to include (i) approximately $67 million for the payment of common stock dividends, (ii) approximately $337 million for the development and construction of Red Rock, (iii) approximately $80 million for the phase III expansion at Santa Fe Station,  (iv) approximately $48 million for the phase II expansion at Fiesta Henderson, (v) payments related to our existing and other potential Native American projects,  (vi) principal and interest payments on indebtedness, (vii) maintenance and other capital expenditures, (viii) other strategic land purchases throughout the Las Vegas area and (ix) opportunistic repurchases of our common stock.

On March 13, 2006, we issued $300.0 million 6 5/8% senior subordinated notes due in March 2018, which were priced at 99.5. Proceeds from the sale of the notes were used to reduce a portion of the amount outstanding on our Revolving Facility.

We believe that cash flows from operations, available borrowings under the Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during 2006. However, we are continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see “Description of Certain Indebtedness and Capital Stock”) and other applicable agreements.

Off Balance Sheet Arrangements

As of December 31, 2005, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a combined notional amount of $300.0 million (see “Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps”).

The following table summarizes our contractual obligations and commitments (amounts in thousands):

	Contractual obligations
	Long-term debt (a)	Operating leases (b)	Other long-term obligations (c)	Total contractual cash obligations
Payments due by year
2006	$123,885	$11,812	$83,790	$219,487
2007	124,372	9,968	66,893	201,233
2008	129,684	9,359	15,820	154,863
2009	124,133	9,245	3,475	136,853
2010	454,141	9,292	1,592	465,025
Thereafter	2,040,241	437,888	1,125	2,479,254
Total	$2,996,456	$487,564	$172,695	$3,656,715

(a)           Includes interest related to interest rate swaps estimated based on the notional amount and net interest spread as of December 31, 2005. Interest related to the Revolving Facility is estimated based on the outstanding balance and interest rate as of December 31, 2005. See Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(b)          See Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)           Other long-term obligations are comprised of employment contracts, long-term stay-on agreements, slot conversion purchases, the purchase of land located in Reno, Nevada and the purchase of land related to Wild Wild West.

Future Development—Las Vegas

Red Rock

In April 2004, we commenced construction of Red Rock Casino Resort Spa (“Red Rock”) located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. Phase I of Red Rock is scheduled to open on April 18, 2006 and is expected to include over 400 hotel rooms, approximately 3,200 slot machines, 94,000 square feet of meeting and convention space, a 35,000-square-foot spa, eight full-service restaurants, a 16-screen movie theater complex, a night club and private pool club to be operated by Midnight Oil Company, both indoor and outdoor entertainment venues and parking for approximately 5,000 vehicles. The cost of phase I is expected to be approximately $760.0 million. Phase II which is expected to include an additional hotel tower containing over 400 hotel rooms, is currently under construction and is expected to be completed by the end of 2006. The total cost of both phases of Red Rock is expected to be approximately $925 million, of which approximately $634.4 million has been incurred as of December 31, 2005.

On July 27, 2005, we entered into a joint venture with Cloobeck Molasky Partners I, LLC (“Cloobeck Molasky”) to develop a high-end residential project on approximately 5 acres located adjacent to the hotel at Red Rock. It is anticipated that the residential project is expected to contain approximately 400 luxury units. Pursuant to the terms of the operating agreement, we will own 80% of the joint venture and Cloobeck Molasky will own 20%. Subject to obtaining local approvals and market conditions, sales of the residential towers are expected to begin in 2006.

Santa Fe Station Expansion

In October 2005, we began a $130 million phase III master-planned expansion at Santa Fe Station which is expected to include a 2,900-space parking garage, a 500-seat buffet, 400 additional slot machines, remodeled and expanded race and sports book, a 15,000-square-foot meeting and banquet facility and a new center bar. The entire project will include approximately 125,000 square feet of additional space. Construction of this project is expected to be completed in phases beginning in the third quarter of 2006 through the fourth quarter of 2006. Approximately $11.1 million has been incurred on the expansion as of December 31, 2005.

Fiesta Henderson Expansion

In October 2005, we began a $70 million phase II master-planned expansion at Fiesta Henderson which is expected to include a 1,500-space parking garage, 350 additional slot machines, a remodeled and expanded race and sports book and a 12-screen movie theater complex. Construction of this project is expected to be completed in the third quarter of 2006 with the exception of the movie theater complex which is expected to be completed in the summer of 2007. Approximately $9.6 million has been incurred on the expansion as of December 31, 2005.

Green Valley Ranch Expansion

In October 2005, we began a $110 million phase III master-planned expansion at Green Valley Ranch which is expected to include 1,500-space parking garage, additional slot machines, a new race and sports book, a new poker room, a 500-seat entertainment lounge, 14,000 square feet of convention space and two new restaurants. Construction of this project is expected to be completed in phases from the fourth quarter of 2006 through early 2007. Approximately $21.1 million had been incurred on the expansion as of December 31, 2005.

Aliante Station

In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We will develop and manage the facility to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include 200 hotel rooms, approximately 2,000 slot machines, multiple full-service restaurants and a multi-screen movie theater complex. We expect to begin construction on Aliante Station in late 2006 or early 2007 with a cost of approximately $450 million. Pursuant to the terms of the agreement, in January 2006, we contributed a

54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture. As of December 31, 2005, the 54 acre site is included in land held for development on our consolidated balance sheets.

Future Development—Native American

The Federated Indians of Graton Rancheria

We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the “FIGR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing the project and, upon opening we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 24% of the facility’s net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In August 2003, we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In August 2005, we purchased 180 acres of the optioned property and an additional 90 acres. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (“DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (“NIGC”). Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of December 31, 2005, we had advanced approximately $125.9 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the FIGR project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately $11.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2005, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2005, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of December 31, 2005, we had advanced approximately $28.6 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project is expected to include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000-square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake’s motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgement on the pleadings or, in the alternative, for summary judgement. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgement. As with all litigation, no assurances can be provided as to the outcome of that lawsuit. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of December 31, 2005, we had advanced approximately $6.9 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2005, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility is expected to include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of December 31, 2005, we had advanced approximately $3.9 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. These payments will be expensed as incurred. As of December 31, 2005, none of these payments have been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility is expected to include approximately 2,000 slot machines, 60 table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Land Acquisition

We have acquired certain parcels of land as part of future development activities. Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to secure additional, acceptable financing in order to proceed with any particular project.

As of December 31, 2005, we had $252.4 million of land held for development that consists primarily of seven sites that are owned or leased, which comprise 264 acres in the Las Vegas valley, 188 acres in the Sacramento area near Thunder Valley and 104 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 67 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 60 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 26 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center (the “Castaways”). We also own 54 acres located on Losee Road in North Las Vegas, Nevada that was contributed to the joint venture which will develop Aliante Station in January 2006 (see “Aliante Station”).

During 2004, we purchased the real property and improvements of the Castaways which had closed on January 26, 2004, shortly after its former owners filed for bankruptcy. We have demolished the existing structure and are currently evaluating potential uses of the property.

We have also acquired or are under contract to acquire approximately 67 acres of land on which Wild Wild West is located and the surrounding area of which, approximately 48 acres have been acquired as of December 31, 2005. In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of $36 million. In July 2005, we entered into an agreement to extend the date for the close of escrow to no later than January 2007 at a purchase price of approximately $36 million, provided that either party may accelerate the close of escrow to an earlier date upon 90 days’ prior written notice to the other party. In addition, the agreement reduced the lease expense from $2.9 million to $1.6 million per year. No amounts related to this purchase option have been recorded on our consolidated balance sheets.

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

Description of Certain Indebtedness and Capital Stock

Revolving Facility

In December 2005, we increased our availability under our revolving credit facility (the “Revolving Facility”) from $1.0 billion to $2.0 billion and extended the maturity by one year to December 2010. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of December 31, 2005, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.25%. The maximum margin for Eurodollar Rate borrowings is 1.75%. The maximum margin for Alternate Base Rate borrowings is 0.50%. As of December 31, 2005, the fee for the unfunded portion of the Revolving Facility was 0.30%.

The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 3.25 to 1.00 for each quarter until December 31, 2008 and 3.00 to 1.00 for the remaining term of the facility and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.25 to 1.00 for each quarter. As of December 31, 2005, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.89 to 1.00 and the fixed charge coverage ratio was 2.13 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through December 31, 2006, which reduces to 5.25 to 1.00 on March 31, 2007 through December 31, 2007, to 5.00 to 1.00 on March 31, 2008 through December 31, 2008, to 4.75 to 1.00 on March 31, 2009 through December 31, 2009 and to 4.50 to 1.00 on March 31, 2010. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness and investments. As of December 31, 2005, our consolidated funded debt to Adjusted EBITDA ratio was 4.13 to 1.00. We have pledged the stock of all of our major subsidiaries.

Senior and Senior Subordinated Notes

On March 13, 2006, we issued $300.0 million of 6 5/8% senior subordinated notes due in March 2018, which were priced at 99.5. Proceeds from the sale of the notes were used to reduce a portion of the amount outstanding on our Revolving Facility.

During 2005, we issued $350.0 million of additional 6 7/8% senior subordinated notes due in March 2016 which were add-ons to the $350.0 million of senior subordinated notes issued by us in February 2004. The proceeds were used to repay outstanding borrowings under the Revolving Facility, for capital expenditures related to our development projects and for general corporate purposes.

During 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008 and the remaining $17.4 million of outstanding 9 7/8% senior subordinated notes due 2010. As a result of these redemptions, we recorded a loss on early retirement of debt of approximately $1.3 million in the year ended December 31, 2005 to reflect the write-off of the unamortized loan costs, unamortized discount and call premium.

During the first quarter of 2004, we refinanced substantially all of our senior and senior subordinated notes. We issued $1.25 billion in new senior and senior subordinated notes which consisted of $450.0 million 6% senior notes due in April 2012, $450.0 million 6 1/2% senior subordinated notes due in February 2014 and $350.0 million 6 7/8% senior subordinated notes due in March 2016. The proceeds from these offerings were used to redeem or repurchase the $199.9 million 8 7/8% senior subordinated notes due in December 2008, to repurchase $357.6 million of the 9 7/8% senior subordinated notes due in July 2010, to repurchase $383.1 million of the 8 3/8% senior notes due in February 2008 and to reduce amounts outstanding under the Revolving Facility. As a result of these redemptions, we recorded a loss on early retirement of debt of approximately $93.3 million in the year ended December 31, 2004 to reflect the write-off of the unamortized loan costs, unamortized discount, call premium, tender fee and consent payments which were partially offset by the fair value of the interest rate swaps that were tied directly to the redeemed senior and senior subordinated notes.

The indentures (the “Indentures”) governing our senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit our and our subsidiaries’ ability to incur additional debt. At December 31, 2005, our Consolidated Coverage Ratio (as defined in the Indentures) was 4.35 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

Interest Rate Swaps

We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of December 31, 2005, we have interest rate swaps with a combined notional amount of $300.0 million. We have entered into a fair value hedge interest rate swap with a notional amount of $50.0 million tied directly to our 6% senior notes converting a portion of our fixed-rate debt to a floating-rate based upon three-month LIBOR rates, terminating in April 2012. This interest rate swap qualifies for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS No. 138 and 149), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, we recorded a liability of $2.1 million and $2.2 million as of December 31, 2005 and 2004, respectively, representing the fair value of the interest rate swaps and a corresponding decrease in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133. We paid a weighted average rate based on LIBOR, which approximated 5.73% at December 31, 2005, and received a fixed rate of 6.00%.

In December 2005, we entered into an interest rate swap with a notional amount of $250.0 million tied directly to our Revolving Facility and converts a portion of our floating-rate debt to a fixed-rate based on three-month LIBOR rates, terminating in December 2010. We will pay a rate of 4.92% and receive three-month LIBOR. The interest rate swap is designated and qualifies as a cash flow hedge resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss). For the year ended December 31, 2005, we recorded other comprehensive loss of $0.8 million related to the change in market value of this interest rate swap.

The difference between amounts received and paid under such agreements, as well any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap. The net effect of the interest rate swaps resulted in a reduction in interest expense of $2.1 million, $7.3 million and $3.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Green Valley Ranch Financing

Green Valley Ranch is owned by a 50/50 joint venture between us and GCR Gaming. In December 2004, Green Valley Ranch entered into a new $250 million Second Amended and Restated Loan Agreement (the “Green Valley Facility”), which refinanced the existing $250 million revolving credit facility and term loan. The Green Valley Facility extends the maturity of the revolving portion to December 2009 and the term loan portion to December 2011. The outstanding balance of the Green Valley Ranch revolving credit facility as of December 31, 2005, was approximately $210.5 million.

Common Stock

We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 79,047,602 shares of which were issued and 10,521,414 shares of which were held in treasury as of December 31, 2005. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

On March 3, 2006, we paid a quarterly cash dividend of $0.25 per share to shareholders of record on February 10, 2006. During the year ended December 31, 2005, we paid a quarterly cash dividend of $0.21 per share to shareholders of record on February 11, 2005 and May 13, 2005 and $0.25 per share to shareholders of record on August 12, 2005 and November 11, 2005. The total amount paid in dividends for 2005 was $62.6 million.

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

Treasury Stock

During the year ended December 31, 2005, we repurchased approximately 336,000 shares of our common stock for approximately $21.4 million. As of December 31, 2005, we had acquired approximately 10.5 million shares at a cost of approximately $159.1 million and we are authorized to repurchase approximately 10.1 million additional shares of our common stock.

During January and February 2006, we have repurchased approximately 3.2 million shares of our common stock for approximately $216.2 million.

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

Slot Club Programs

Our Boarding Pass and Amigo Club player rewards programs (the “Programs”) allow customers to redeem points earned from their gaming activity at all Station and Fiesta properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Programs are recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Programs is recorded in casino costs and expenses. We also record a liability for the estimated cost of the outstanding points under the Programs that we believe will ultimately be redeemed.

Self-Insurance Reserves

We are self insured up to certain stop loss amounts for workers’ compensation and general liability costs.  We are also self insured for major medical claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities.

Interest Rate Swaps

From time to time we enter into interest rate swaps in order to manage interest rate risks associated with our current and future borrowings. We have adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS No. 138 and 149) to account for our interest rate swaps. The pronouncements require us to recognize our interest rate swaps as either assets or liabilities in the balance sheets at fair value. The accounting for changes in fair value (i.e. gains or losses) of the interest rate swap agreements depends on whether is has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The difference between amounts received and paid under such agreements as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion, if any, is recorded in the Statement of Operations.

Derivative instruments that are designated as a fair value hedge and qualify for the “shortcut” method under SFAS 133 (and as amended by SFAS No. 138 and 149) allows for an assumption of no ineffectiveness. As such there is no income statement impact from the changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

We evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Our consolidated financial statements reflect all adjustments required by SFAS No. 144 as of December 31, 2005.

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we test for impairment of goodwill annually using the Income Approach, which focuses on the income-producing capability of the respective property. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the respective property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is then totaled to arrive at an indication of the fair value of the goodwill. If the fair value of the goodwill exceeds the carrying value, then impairment is measured based on the difference between the calculated fair value and the carrying value. Our consolidated financial statements reflect all adjustments required by SFAS No. 142 as of December 31, 2005.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on fair value models of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and earnings per share in a note to the consolidated financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $31.8 million, $62.6 million and $25.6 million in 2005, 2004 and 2003, respectively. We will begin to apply SFAS No. 123R using the modified prospective method as of the interim reporting period ending March 31, 2006 as provided by the Securities Exchange Commission announcement on April 14, 2005 which amended the effective date. Based on stock options outstanding as of December 31, 2005, we estimate approximately $2.3 million in expense to be recorded during 2006, $0.3 million in 2007 and virtually zero thereafter.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under the Revolving Facility. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility) as selected by us. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The Revolving Facility matures in December 2010.

The following table provides information about our long-term debt at December 31, 2005 (see also “Description of Certain Indebtedness and Capital Stock”) (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Revolving Facility at a weighted average interest rate of approximately 5.78%	December 2010	$2,000,000	$330,000	$330,000
6 1/2% senior subordinated notes	February 2014	450,000	450,000	455,063
6% senior notes	April 2012	450,000	448,542	450,563
6 7/8% senior subordinated notes	March 2016	700,000	708,003	714,875
Other debt weighted-average interest of 6.4%	2007-2026	9,325	9,244	9,244
Market value of interest rate swaps	2010-2012	(1,461)	(1,461)	(1,461)
Total		$3,607,864	$1,944,328	$1,958,284

We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. This market risk is managed by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. Our derivative financial instruments consist exclusively of interest rate swap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched with specific debt obligations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	During the year ending December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$—	$—	$5,334	$—	$—	$1,606,546	$1,611,880
Average interest rate	—	—	6.00%	—	—	6.47%	6.52%
Variable-rate	$108	$351	$329	$111	$330,120	$2,890	$333,909
Average interest rate	7.09%	7.09%	7.09%	7.09%	5.78%	7.09%	5.80%
Interest rate swaps:
Notional amount	$—	$—	$—	$—	$250,000	$50,000	$300,000
Average payable rate	—	—	—	—	4.92%	5.73%	5.06%
Average receivable rate	—	—	—	—	4.53%	6.00%	4.77%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Station Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Station Casinos, Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Station Casinos, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report in Internal Control Over Financial Reporting, that Station Casino’s, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of the Company and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 13, 2006

STATION CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$85,552	$68,417
Receivables, net	19,604	21,452
Inventories	6,370	5,459
Prepaid gaming tax	17,942	16,432
Prepaid expenses	9,743	7,761
Total current assets	139,211	119,521
Property and equipment, net	1,990,584	1,367,957
Goodwill and other intangibles, net	154,498	155,775
Land held for development	252,444	167,729
Investments in joint ventures	129,191	106,598
Advances to tribes	165,244	49,877
Other assets, net	97,871	78,127
Total assets	$2,929,043	$2,045,584
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$108	$16,917
Accounts payable	12,611	10,351
Construction contracts payable	83,151	36,298
Accrued expenses and other current liabilities	132,895	112,450
Total current liabilities	228,765	176,016
Long-term debt, less current portion	1,944,220	1,321,296
Deferred income tax, net	79,015	20,094
Other long-term liabilities, net	46,229	39,257
Total liabilities	2,298,229	1,556,663
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 79,047,602 and 77,298,227 shares issued	578	561
Treasury stock, 10,521,414 and 10,185,343 shares, at cost	(159,128)	(137,714)
Additional paid-in capital	627,352	567,939
Deferred compensation - restricted stock	(73,599)	(77,598)
Accumulated other comprehensive income (loss)	24	(611)
Retained earnings	235,587	136,344
Total stockholders' equity	630,814	488,921
Total liabilities and stockholders' equity	$2,929,043	$2,045,584

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	For the years ended December 31,
	2005	2004	2003
Operating revenues:
Casino	$825,995	$730,584	$648,664
Food and beverage	146,774	140,332	133,676
Room	61,238	57,057	50,460
Other	52,550	42,008	45,943
Management fees	95,144	84,618	46,711
Gross revenues	1,181,701	1,054,599	925,454
Promotional allowances	(72,868)	(67,857)	(67,365)
Net revenues	1,108,833	986,742	858,089
Operating costs and expenses:
Casino	286,503	273,816	265,203
Food and beverage	102,970	100,548	87,783
Room	21,094	21,053	19,580
Other	17,799	16,820	15,452
Selling, general and administrative	181,670	172,923	161,643
Corporate	57,619	47,189	33,039
Development	8,747	10,683	4,306
Depreciation and amortization	101,356	85,807	73,144
Preopening	6,560	848	—
Lease terminations	14,654	—	—
Impairment loss	—	—	18,868
Litigation settlement	—	—	38,000
	798,972	729,687	717,018
Operating income	309,861	257,055	141,071
Earnings from joint ventures	38,885	26,524	20,604
Operating income and earnings from joint ventures	348,746	283,579	161,675
Other income (expense):
Interest expense	(80,469)	(76,921)	(92,940)
Interest and other expense from joint ventures	(6,947)	(4,485)	(7,233)
Interest income	91	122	4,873
Loss on early retirement of debt	(1,278)	(93,265)	—
Other	(3,916)	(3,801)	1,802
	(92,519)	(178,350)	(93,498)
Income before income taxes	256,227	105,229	68,177
Income tax provision	(94,341)	(38,879)	(23,834)
Net income	$161,886	$66,350	$44,343
Earnings per common share:
Basic	$2.46	$1.03	$0.76
Diluted	$2.40	$1.00	$0.72
Weighted average common shares outstanding:
Basic	65,707	64,362	58,371
Diluted	67,588	66,264	61,850
Dividends paid per common share	$0.92	$0.69	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

				Deferred	Accumulated
			Additional	compensation-	other		Total
	Common	Treasury	paid-in	restricted	comprehensive	Retained	stockholders’
	stock	stock	capital	stock	income (loss)	earnings	equity
Balances, December 31, 2002	$454	$(109,462)	$316,714	$(20,232)	$(1,695)	$84,899	$270,678
Exercise of stock options	39	—	58,724	—	—	—	58,763
Issuance of restricted stock	4	—	11,468	(11,472)	—	—	—
Amortization of deferred compensation	—	—	—	3,201	—	—	3,201
Purchase of treasury stock, at cost (1,391 shares)	—	(25,072)	—	—	—	—	(25,072)
Interest rate swap market value adjustment	—	—	—	—	361	—	361
Dividends paid	—	—	—	—	—	(14,902)	(14,902)
Other	—	—	1,067	1,500	—	—	2,567
Net income	—	—	—	—	—	44,343	44,343
Balances, December 31, 2003	497	(134,534)	387,973	(27,003)	(1,334)	114,340	339,939
Exercise of stock options	52	—	117,584	—	—	—	117,636
Issuance of restricted stock, net	12	—	61,759	(61,771)	—	—	—
Amortization of deferred compensation	—	—	—	9,676	—	—	9,676
Purchase of treasury stock, at cost (64 shares)	—	(3,180)	—	—	—	—	(3,180)
Interest rate swap market value adjustment	—	—	—	—	723	—	723
Dividends paid	—	—	—	—	—	(44,346)	(44,346)
Other	—	—	623	1,500	—	—	2,123
Net income	—	—	—	—	—	66,350	66,350
Balances, December 31, 2004	561	(137,714)	567,939	(77,598)	(611)	136,344	488,921
Exercise of stock options	16	—	50,744	—	—	—	50,760
Issuance of restricted stock, net	1	—	8,669	(8,670)	—	—	—
Amortization of deferred compensation	—	—	—	12,669	—	—	12,669
Purchase of treasury stock, at cost (336 shares)	—	(21,414)	—	—	—	—	(21,414)
Interest rate swap market value adjustment	—	—	—	—	635	—	635
Dividends paid	—	—	—	—	—	(62,643)	(62,643)
Net income	—	—	—	—	—	161,886	161,886
Balances, December 31, 2005	$578	$(159,128)	$627,352	$(73,599)	$24	$235,587	$630,814

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$161,886	$66,350	$44,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,356	85,807	73,144
Tax benefit from exercise of stock options	31,803	62,643	25,620
Impairment loss	—	—	18,868
Earnings from joint ventures, net	(31,938)	(22,039)	(13,371)
Distributions of earnings from joint ventures	13,130	920	1,324
Amortization of debt discount and issuance costs	3,262	2,945	3,156
Loss on early retirement of debt	1,278	93,265	—
Changes in assets and liabilities:
Receivables, net	1,848	6,772	(8,291)
Inventories and prepaid expenses	(4,419)	(2,488)	(3,264)
Deferred income tax	59,481	(28,174)	(449)
Accounts payable	2,260	(10,087)	11,904
Accrued expenses and other current liabilities	19,885	(9,619)	41,713
Other, net	18,322	16,221	3,078
Total adjustments	216,268	196,166	153,432
Net cash provided by operating activities	378,154	262,516	197,775
Cash flows from investing activities:
Capital expenditures	(830,805)	(382,035)	(198,772)
Note receivable	—	—	34,487
Proceeds from sale of land, property and equipment	22,143	28,090	6,670
Investments in joint ventures, net	(2,558)	1,482	3,334
Construction contracts payable	46,853	36,298	—
Advances to tribes	(111,900)	(22,243)	(21,552)
Other, net	(10,323)	374	(9,808)
Net cash used in investing activities	(886,590)	(338,034)	(185,641)
Cash flows from financing activities:
Borrowings (payments) under bank facility with maturity dates less than three months, net	278,500	(75,500)	74,800
Borrowings under bank facility, maturity dates greater than three months	—	—	310,000
Payments under bank facility, maturity dates greater than three months	—	(50,000)	(385,000)
Principal payments on notes payable, net	(283)	(22)	(122)
Purchase of treasury stock	(21,414)	(3,180)	(25,072)
Exercise of stock options	18,957	54,993	33,143
Redemption of senior and senior subordinated notes	(34,272)	(1,028,815)	—
Proceeds from the issuance of senior and senior subordinated notes	358,250	1,248,214	—
Payment of dividends	(62,643)	(44,346)	(14,902)
Debt issuance costs	(11,381)	(19,429)	(792)
Other, net	(143)	(252)	(1,256)
Net cash provided by (used in) financing activities	525,571	81,663	(9,201)
Cash and cash equivalents:
Increase in cash and cash equivalents	17,135	6,145	2,933
Balance, beginning of year	68,417	62,272	59,339
Balance, end of year	$85,552	$68,417	$62,272
Supplemental cash flow disclosures:
Cash paid for interest, net of $22,287, $6,968 and $3,496 capitalized	$75,424	$62,832	$91,629
Cash paid (received) for income taxes, net	$3,036	$(2,558)	$1,329
Supplemental disclosure of non-cash items:
Investment in MPM	$3,467	—	$6,082

The accompanying notes are an integral part of these consolidated financial statements

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Organization

Station Casinos, Inc. (the “Company”), a Nevada corporation, is a gaming and entertainment company that currently owns and operates eight major hotel/casino properties (one of which is 50% owned) under the Station and Fiesta brand names and six smaller casino properties (two of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The Company is currently developing a ninth major hotel/casino property known as Red Rock Casino Resort Spa (“Red Rock”) which is scheduled to open on April 18, 2006. (see “Las Vegas Development—Red Rock”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and MPM Enterprises, LLC (which is 50% owned by the Company and required to be consolidated). Investments in all other 50% or less owned affiliated companies are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand at the Company’s properties, as well as investments purchased with an original maturity of 90 days or less.

Inventories

Inventories are stated at the lower of cost or market; cost being determined on a weighted-average basis.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. The consolidated financial statements reflect all adjustments required by SFAS No. 144 as of December 31, 2005.

Capitalization of Interest

The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowings. Interest capitalized was approximately $22.3 million, $7.0 million and $3.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill and Other Intangibles

The Company has recorded goodwill as the results of various acquisitions over the years and in accordance with SFAS No. 142, the Company tests for impairment of goodwill during the fourth quarter of each fiscal year. During 2003, the Company recorded an impairment loss of  $17.5 million at Fiesta Rancho as a result of reduced growth assumptions. During 2004 and 2005, the Company determined there was no impairment.

Also, in connection with the acquisition of Fiesta Rancho, the Company acquired the customer list which was valued at $5.0 million at the time of the purchase and was amortized over five years. As of December 31, 2005, the customer list has been fully amortized.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets on the Company’s consolidated balance sheets.

Preopening

Preopening expenses have been expensed as incurred. The construction phase of a project typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. During the years ended December 31, 2005 and 2004, the Company incurred preopening expenses of $6.6 million  and $0.8 million, respectively, primarily related to the development of Red Rock (see Note 10).

Interest Rate Swaps

From time to time the Company enters into interest rate swaps order to manage interest rate risks associated with current and future borrowings. As such, the Company has adopted SFAS No. 133,

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

“Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS No. 138 and 149) to account for interest rate swaps. The pronouncements require the Company to recognize the interest rate swaps as either assets or liabilities in the balance sheets at fair value. The accounting for changes in fair value (i.e. gains or losses) of the interest rate swap agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion, if any, is recorded in the Statement of Operations.

Derivative instruments that are designated as fair value hedges and qualify for the “shortcut” method under SFAS 133 (and as amended by SFAS No. 138 and 149) allow for an assumption of no ineffectiveness. As such there is no income statement impact from the changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt (see Note 9).

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

	For the years ended December 31,
	2005	2004	2003
Food and beverage	$62,424	$59,391	$57,985
Room	3,786	3,489	3,119
Other	3,414	2,891	3,057
Total	$69,624	$65,771	$64,161

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

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Related Party Transactions

The Company has entered into various related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station and the purchase of certain assets. The expenses related to these related party ground lease transactions were approximately $5.9 million, $5.7 million and $5.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. In February 2005, the Company purchased approximately 96 acres of gaming-entitled property in Reno, Nevada for $15.1 million from Blake L. Sartini, the brother-in-law of Frank J. Fertitta III, Chief Executive Officer, and Lorenzo J. Fertitta, President. In addition, on January 27, 2003, the Company purchased substantially all of the assets of Wildfire for $8.0 million from Bauchman Gaming Ventures, LLC, a company owned by two brothers-in-law of Scott M Nielson, the Company’s Executive Vice President and Chief Development Officer.

Earnings Applicable to Common Stock

In accordance with the provisions of SFAS No. 128, “Earnings Per Share”, basic EPS is computed by dividing net income applicable to common stock by the weighted average common shares outstanding, excluding unvested restricted stock, during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options and unvested restricted stock.

The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands):

	For the years ended December 31,
	2005	2004	2003
Weighted average common shares outstanding (used in calculation of basic earnings per share)	65,707	64,362	58,371
Potential dilution from the assumed exercise of stock options and unvested restricted stock	1,881	1,902	3,479
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	67,588	66,264	61,850

At December 31, 2003 there were 28,000 antidilutive stock options.

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

	For the years ended December 31,
	2005	2004	2003
Net income:
As reported	$161,886	$66,350	$44,343
Stock-based compensation expense reported in net income	—	404	694
Stock-based compensation expense under fair value method	(2,646)	(6,029)	(8,175)
Pro forma net income	$159,240	$60,725	$36,862
Earnings per common share:
Basic—as reported	$2.46	$1.03	$0.76
Basic—pro forma	2.42	0.94	0.63
Diluted—as reported	$2.40	$1.00	$0.72
Diluted—pro forma	2.36	0.92	0.60

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	For the years ended December 31,
	2005 (a)	2004 (a)	2003
Expected dividend yield	—	—	1.63%
Expected stock price volatility	—	—	54.30%
Risk-free interest rate	—	—	2.97%
Expected average life of options (years)	—	—	3.42
Weighted average fair value per option granted	—	—	$7.53

(a)           No stock option were granted resulting in no assumptions.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on fair value models of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on net income and earnings per share in a note to the consolidated financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above reflects the estimated impact that such a change in accounting treatment would have had on our net income and earnings per share if it had been in effect during the years ended December 31, 2005, 2004 and 2003. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized for such deductions were $31.8 million, $62.6 million and $25.6 million in 2005, 2004 and 2003, respectively. The Company will begin to apply SFAS No. 123R using the modified prospective method as of the interim reporting period ending March 31, 2006 as provided by the Securities Exchange Commission announcement on April 14, 2005 which amended the effective date. Based on stock options outstanding as of December 31, 2005, the Company estimates approximately $2.3 million in expense to be recorded during 2006,  $0.3 million in 2007 and virtually zero thereafter.

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

Reclassifications

Certain amounts in the December 31, 2004 and 2003 consolidated financial statements have been reclassified to conform to the December 31, 2005 presentation. These reclassifications had no effect on the previously reported net income.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Receivables

Components of receivables are as follows (amounts in thousands):

	December 31,
	2005	2004
Casino	$ 5,696	$ 5,554
Hotel	2,997	3,723
Management fees	8,523	8,168
Other	4,054	6,009
	21,270	23,454
Allowance for doubtful accounts	(1,666)	(2,002)
Receivables, net	$ 19,604	$ 21,452

3. Property and Equipment

Property and equipment consists of the following (amounts in thousands):

		December 31,
	Estimated life (years)	2005	2004
Land	—	$230,856	$154,724
Buildings and improvements	10-45	1,027,936	946,243
Furniture, fixtures and equipment	3-7	531,459	472,599
Construction in progress	—	729,892	241,485
		2,520,143	1,815,051
Accumulated depreciation and amortization		(529,559)	(447,094)
Property and equipment, net		$1,990,584	$1,367,957

At December 31, 2005 and 2004, substantially all property and equipment of the Company is pledged as collateral for long-term debt.

4. Land Held for Development

As of December 31, 2005, the Company had $252.4 million of land held for development that consists primarily of seven sites that are owned or leased, which comprise 264 acres in the Las Vegas valley, 188 acres in the Sacramento area near Thunder Valley and 104 acres in Reno, Nevada. The primary gaming-entitled land that the Company owns in the Las Vegas valley consists of 67 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 60 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 26 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center (the “Castaways”). The Company also owns 54 acres located at Losee Road in North Las Vegas, Nevada that was contributed to the joint venture which will develop Aliante Station (see Note 10—Aliante Station).

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Land Held for Development (Continued)

During 2004, the Company purchased the real property and improvements of the Castaways which had closed on January 26, 2004, shortly after its former owners filed for bankruptcy. The Company has demolished the existing structure and is currently evaluating potential uses of the property.

The Company also has acquired or is under contract to acquire approximately 67 acres of land on which Wild Wild West is located and the surrounding area of which, approximately 48 acres have been acquired as of December 31, 2005. During the year ended December 31, 2005 the Company incurred and expensed approximately $11.7 million to terminate various leases related to the land. In 2003, the Company exercised its option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of  approximately $36 million. In July 2005, the Company entered into an agreement to extend the date for the close of escrow to no later than January 2007 at a purchase price of approximately $36 million, provided either party may accelerate the close of escrow to an earlier date upon 90 days’ prior written notice to the other party. In addition, the agreement reduced the lease expense from $2.9 million to $1.6 million per year. No amounts related to this purchase option have been recorded on the Company’s consolidated balance sheets.

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

5. Investments in Joint Ventures

The Company has investments in three 50% owned joint ventures, Green Valley Ranch, Barley’s and The Greens, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of earnings, losses and distributions of the joint ventures. The investment balance also includes interest capitalized during the construction period. Investments in joint ventures consist of the following (amounts in thousands):

	December 31,
	2005	2004
Green Valley Ranch (50.0%)	$104,290	$85,274
Barley’s (50.0%)	3,619	2,984
The Greens (50.0%)	3,396	—
Palms Casino Resort (6.7%)	17,886	18,340
Investments in joint ventures	$129,191	$106,598

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments in Joint Ventures (Continued)

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	December 31,
	2005	2004
Current assets	$67,436	$72,451
Property and equipment and other assets, net	835,171	633,592
Current liabilities	74,393	60,605
Long-term debt and other liabilities	384,289	243,430
Stockholders’ equity	443,925	402,008

Summarized results of operations for the joint ventures are as follows (amounts in thousands):

	For the years ended December 31,
	2005	2004	2003
Net revenues	$437,618	$385,838	$327,190
Operating costs and expenses	341,021	302,135	263,481
Operating income	96,597	83,703	63,709
Interest and other expense, net	14,368	10,069	12,734
Net income	$82,229	$73,634	$50,975

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

	For the years ended December 31,
	2005	2004	2003
Operating earnings from joint ventures	$38,885	$26,524	$20,604
Interest and other expense from joint ventures	(6,947)	(4,485)	(7,233)
Net earnings from joint ventures	$31,938	$22,039	$13,371

6. Management Fees

The Company manages Thunder Valley on behalf of the United Auburn Indian Community (“UAIC”) and receives a management fee equal to 24% of net income (as defined in the management agreement). The Company is also the managing partner for Green Valley Ranch, Barley’s and The Greens and receives a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch and 10% of EBITDA from Barley’s and The Greens. The Company’s management fees are included in net revenues on the Company’s consolidated statements of operations.

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

7. Asset Impairment

The Company recorded an impairment loss of approximately $18.9 million in the year ended December 31, 2003 to adjust the carrying value of its goodwill and other assets to their estimated fair value. The impairment loss consisted of the write-off of approximately $17.5 million in goodwill at Fiesta Rancho in accordance with SFAS No. 142 as a result of reduced growth assumptions. The remaining $1.4 million was primarily related to the write-off of the Company’s investment in a new slot product development. The impairment of this asset was based upon a decision by the Company to no longer pursue the development of certain slot products. As a result, all of the development costs that the Company had incurred were written off, as they were deemed to have no value.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	December 31,
	2005	2004
Accrued payroll and related	$53,523	$40,874
Accrued interest payable	35,932	27,524
Other accrued expenses and current liabilities	43,440	44,052
Total accrued expenses and other current liabilities	$132,895	$112,450

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	December 31,
	2005	2004
Revolving credit facility, $2.0 billion limit at December 31, 2005, due December 31, 2010, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (5.78% and 4.9% at December 31, 2005 and 2004, respectively)	$330,000	$51,500
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009	450,000	450,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $1.5 and $1.6 million at December 31, 2005 and December 31, 2004, respectively	448,542	448,354
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized premium of $8.0 million at December 31, 2005	708,003	350,000
9 7/8% senior subordinated notes principal due July 1, 2010, called July 1, 2005	—	17,332
8 3/8% senior notes, principal due February 15, 2008, called February 15, 2005	—	16,894
Other long-term debt, weighted-average interest of 6.4% at December 31, 2005, maturity dates ranging from 2007 to 2026	9,244	6,060
Total long-term debt	1,945,789	1,340,140
Current portion of long-term debt	(108)	(16,917)
Market value of interest rate swaps	(1,461)	(1,927)
Total long-term debt, net	$1,944,220	$1,321,296

Revolving Facility

In December 2005, the Company increased its availability under its revolving credit facility (the “Revolving Facility”) from $1.0 billion to $2.0 billion and extended the maturity by one year to December 2010. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company’s combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of December 31, 2005, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.25%. The maximum margin for Eurodollar Rate borrowings is 1.75%. The maximum margin for Alternate Base Rate borrowings is 0.50%. As of December 31, 2005, the fee for the unfunded portion of the Revolving Facility was 0.30%.

The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 3.25 to 1.00 for each quarter until December 31, 2008 and 3.00 to 1.00 for the remaining term of the facility and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.25 to 1.00 for each quarter. As of December 31, 2005, the Borrowers’ funded debt to Adjusted EBITDA ratio was 0.89 to 1.00 and the fixed charge coverage ratio was 2.13 to 1.00. In addition, the Revolving Facility has financial and other

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt (Continued)

covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through December 31, 2006, which reduces to 5.25 to 1.00 on March 31, 2007 through December 31, 2007, to 5.00 to 1.00 on March 31, 2008 through December 31, 2008, to 4.75 to 1.00 on March 31, 2009 through December 31, 2009 and to 4.50 to 1.00 on March 31, 2010. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness, and investments. As of December 31, 2005, the Company’s consolidated funded debt to Adjusted EBITDA ratio was 4.13 to 1.00. The Company has pledged the stock of all of its major subsidiaries.

Senior and Senior Subordinated Notes (See Note 16)

During 2005, the Company issued $350.0 million of additional 6 7/8% senior subordinated notes due in March 2016 which were add-ons to the $350.0 million of senior subordinated notes issued by the Company in February 2004. The proceeds were used to repay outstanding borrowings under the Revolving Facility, for capital expenditures related to the Company’s development projects and for general corporate purposes.

During 2005, the Company redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008 and the remaining $17.4 million of outstanding 9 7/8% senior subordinated notes due 2010. As a result of these redemptions, the Company recorded a loss on early retirement of debt of approximately $1.3 million for the year ended December 31, 2005 to reflect the write-off of the unamortized loan costs, unamortized discount and call premium.

During the first quarter of 2004, the Company refinanced substantially all of its senior and senior subordinated notes. The Company issued $1.25 billion in new senior and senior subordinated notes which consisted of $450.0 million 6% senior notes due in April 2012, $450.0 million 6 1/2% senior subordinated notes due in February 2014 and $350.0 million 6 7/8% senior subordinated notes due in March 2016. The proceeds from these offerings were used to redeem or repurchase the $199.9 million 8 7/8% senior subordinated notes due in December 2008, to repurchase $357.6 million of the 9 7/8% senior subordinated notes due in July 2010, to repurchase $383.1 million of the 8 3/8% senior notes due in February 2008 and to reduce amounts outstanding under the Revolving Facility. As a result of these redemptions, the Company recorded a loss on early retirement of debt of approximately $93.3 million in the year ended December 31, 2004 to reflect the write-off of the unamortized loan costs, unamortized discount, call premium, tender fee and consent payments which were partially offset by the fair value of the interest rate swaps that were tied directly to the redeemed senior and senior subordinated notes.

The indentures (the “Indentures”) governing the Company’s senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit the Company and its subsidiaries’ ability to incur additional debt. At December 31, 2005, the Company’s Consolidated Coverage Ratio (as defined in the Indentures) was 4.35 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event the Company’s Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company’s ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Long-term Debt (Continued)

the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens the Company can incur.

The estimated fair value of the Company’s long-term debt at December 31, 2005 was approximately $1.96 billion, compared to its book value of approximately $1.95 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, 2005, for the Company’s debt securities that are publicly traded. For the Revolving Facility, the fair value approximates the carrying amount of the debt due to the short-term maturities of the individual components of the debt.

Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years ending December 31,
2006	$108
2007	351
2008	5,663
2009	111
2010	330,120
Thereafter	1,609,436
Total	$1,945,789

Interest Rate Swaps

The Company has entered into various interest rate swaps with members of its bank group to manage interest expense. As of December 31, 2005, the Company has interest rate swaps with a combined notional amount of $300.0 million. The Company entered into a fair value hedge interest rate swap with a notional amount of $50.0 million tied directly to the Company’s 6% senior notes converting a portion of the Company’s fixed-rate debt to a floating-rate based upon three-month LIBOR rates, terminating in April 2012. This interest rate swap qualifies for the “shortcut” method allowed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS No. 138 and 149), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS No. 133, the Company recorded a liability of $2.1 million and $2.2 million as of December 31, 2005 and 2004, respectively, representing the fair value of the interest rate swaps and a corresponding decrease in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS No. 133.  The Company paid a weighted average rate based on LIBOR, which approximated 5.73% at December 31, 2005 and received a fixed rate of 6.00%.

In December 2005, the Company entered into an interest rate swap with a notional amount of $250.0 million tied directly to the Company’s Revolving Facility and converts a portion of the Company’s floating-rate debt to a fixed-rate based on three-month LIBOR rates, terminating in December 2010. The Company will pay a rate of 4.92% and will receive three-month LIBOR. This interest rate swap is designated and qualifies as  cash flow hedge resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss). For the year ended December 31, 2005, the Company recorded other comprehensive loss of $0.8 million related to the change in market value of this interest rate swap.

STATION CASINOS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

9. Long-term Debt (Continued)

The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap. The net effect of the interest rate swaps resulted in a reduction in interest expense of $2.1 million, $7.3 million and $3.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

10. Commitments and Contingencies

Leases

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

Texas Station Lease

The Company entered into a ground lease for 47 acres of land on which Texas Station is located. The Company leases this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through June 2010. In July 2010, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. In July 2015, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals with the next option in May 2010, to purchase the land at fair market value. The Company’s leasehold interest in the property is subject to a lien to secure borrowings under the Revolving Facility.

Wild Wild West Lease

The Company exercised its option to purchase the 19-acre parcel of land on which Wild Wild West is located in 2003. Pursuant to the lease, the purchase was to take place in July 2005 for approximately $36 million. In July 2005, the Company entered into an agreement to extend the date for the close of escrow to no later than January 2007 at a purchase price of $36 million, provided that either party may accelerate the close of escrow to an earlier date upon 90 days’ prior written notice to the other party. In addition, the agreement reduces the lease expense from $2.9 million to $1.6 million per year. No amounts

STATION CASINOS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

related to this purchase option have been recorded on the Company’s consolidated balance sheets at December 31, 2005 and 2004.

Operating Leases

The Company leases several parcels of land, buildings and equipment used in its operations. Leases on various parcels ranging from 2.5 acres to 47 acres have terms expiring between January 2007  and August 2103. Future minimum lease payments required under these operating leases and other noncancelable operating leases are as follows (amounts in thousands):

Years ending December 31,
2006	$11,812
2007	9,968
2008	9,359
2009	9,245
2010	9,292
Thereafter	437,888
Total	$487,564

Rent expense totaled approximately $12.8 million, $14.9 million and $13.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Las Vegas Development

Red Rock

In April 2004, the Company commenced construction of Red Rock located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. Phase I of Red Rock is scheduled to open on April 18, 2006 and is expected to include over 400 hotel rooms, approximately 3,200 slot machines, 94,000 square feet of meeting and convention space, a 35,000-square- foot spa, eight full-service restaurants, a 16-screen movie theater complex, a night club and private pool club to be operated by Midnight Oil Company, both indoor and outdoor entertainment venues and parking for approximately 5,000 vehicles. The cost of phase I is expected to be approximately $760.0 million. Phase II which is expected to include an additional hotel tower containing over 400 hotel rooms, is currently under construction and is expected to be completed by the end of 2006. The total cost of both phases of Red Rock is expected to be approximately $925 million, of which approximately $634.4 million has been incurred as of December 31, 2005.

STATION CASINOS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

On July 27, 2005, the Company entered into a joint venture with Cloobeck Molasky Partners I, LLC (“Cloobeck Molasky”) to develop a high-end residential project on approximately 5 acres located adjacent to the hotel at Red Rock. It is anticipated that the residential project is expected to contain approximately 400 luxury units. Pursuant to the terms of the operating agreement, the Company will own 80% of the joint venture and Cloobeck Molasky will own 20%. Subject to obtaining local approvals and market conditions, sales of the residential towers are expected to begin in 2006.

Santa Fe Station Expansion

In October 2005, the Company began a $130 million phase III master-planned expansion at Santa Fe Station which is expected to include a 2,900-space parking garage, a 500-seat buffet, 400 additional slot machines, remodeled and expanded race and sports book, a 15,000-square-foot meeting and banquet facility and a new center bar. The entire project is expected to include approximately 125,000 square feet of additional space. Construction of this project is expected to be completed in phases beginning in the third quarter of 2006 through the fourth quarter of 2006. Approximately $11.1 million has been incurred on the expansion as of December 31, 2005.

Fiesta Henderson Expansion

In October 2005, the Company began a $70 million phase II master-planned expansion at Fiesta Henderson which is expected to include a 1,500-space parking garage, 350 additional slot machines, a remodeled and expanded race and sports book and a 12-screen move theater complex. Construction of this project is expected to be completed in the third quarter of 2006 with the exception of the movie theater complex which is expected to be completed in the summer of 2007. Approximately $9.6 million has been incurred on the expansion as of December 31, 2005.

Green Valley Ranch Expansion

In October 2005, the Company began a $110 million phase III master-planned expansion at Green Valley Ranch which is expected to include 1,500-space parking garage, additional slot machines, a new race and sports book, a new poker room, a 500-seat entertainment lounge, 14,000 square feet of convention space and two new restaurants. Construction of this project is expected to be completed in phases from the fourth quarter of 2006 through early 2007. Approximately $21.1 million had been incurred on the expansion as of December 31, 2005.

Aliante Station

In December 2005, the Company entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. The Company will develop and manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. The Company will receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include 200 hotel rooms, approximately 2,000 slot machines, multiple full-service restaurants and a multi-screen movie theater complex. The Company expects to begin construction on Aliante Station in late 2006 or early 2007 with a cost of approximately $450 million.

STATION CASINOS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

Pursuant to the terms of the agreement, in January 2006, the Company contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million  for our 50% ownership in the joint venture. As of December 31, 2005, the 54 acre site is included in land held for development on the Company’s consolidated balance sheets.

Native American Development

The Federated Indians of Graton Rancheria

The Company has entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the “FIGR”), a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected the Company to assist them in designing, developing and financing the project and, upon opening, the Company will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and the Company will receive a management fee equal to 24% of the facility’s net income. The Company will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In August 2003, the Company entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In August 2005, the Company purchased 180 acres of the optioned property and an additional 90 acres. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. As of December 31, 2005, the Company had advanced approximately $125.9 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the FIGR project, which is included on the Company’s consolidated balance sheets. Funds advanced by the Company are expected to be repaid with the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, the Company has agreed to pay approximately $11.3 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2005, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, the Company agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with the Company’s agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County,

STATION CASINOS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

Michigan. The Company has agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2005, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by the Company in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, the Company has agreed to arrange financing for the ongoing development costs and construction of the project. As of December 31, 2005, the Company had advanced approximately $28.6 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on the Company’s consolidated balance sheets. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, the Company’s portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project is expected to include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000-square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental andregulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI accepting the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake’s motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgement on the pleadings or, in the alternative, for summary judgement. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgement. As with all litigation, no assurances can be provided as to the outcome of that lawsuit. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

The Company has entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the MITCR in developing and operating a

STATION CASINOS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by the Company are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of December 31, 2005, the Company had advanced approximately $6.9 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on the Company’s consolidated balance sheets. In addition, the Company has agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2005, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility is expected to include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

The Company has entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. The Company has secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of December 31, 2005, the Company had advanced approximately $3.9 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on the Company’s consolidated balance sheets. In addition, the Company has agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. These payments will be expensed as incurred. As of December 31, 2005, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility is expected to include approximately 2,000 slot machines, 60 table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to

STATION CASINOS, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

11. Stockholders’ Equity

Common Stock

The Company is authorized to issue up to 135 million shares of its common stock, $0.01 par value per share, 79,047,602 shares of which were issued and 10,521,414 shares of which were held in treasury as of December 31, 2005. Each holder of the common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of the Company’s preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

During the year ended December 31, 2005, the Company paid a quarterly cash dividend of $0.21 per share to shareholders of record on February 11, 2005 and May 13, 2005 and $0.25 per share to shareholders of record on August 12, 2005 and November 11, 2005. The total amount paid in dividends for 2005 was $62.6 million.

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

Treasury Stock

During the year ended December 31, 2005, the Company repurchased approximately 336,000 shares of its common stock for approximately $21.4 million. As of December 31, 2005, the Company had acquired approximately 10.5 million shares at a cost of approximately $159.1 million and is authorized to repurchase approximately 10.1 million additional shares of its common stock (see Note 16).

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders’ Equity (Continued)

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires companies to disclose other comprehensive income and the components of such income. Comprehensive income is the total of net income and all other non stockholder changes in equity. For the years ended December 31, 2005, 2004 and 2003, the Company recorded the mark-to-market valuation of its interest rate swap and its 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch as other comprehensive income. Comprehensive income was computed as follows (amounts in thousands):

	For the years ended December 31,
	2005	2004	2003
Net income	$161,886	$66,350	$44,343
Mark-to-market valuation of interest rate swaps, net of tax	635	723	361
Comprehensive income	$162,521	$67,073	$44,704

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

The Rights will expire on October 21, 2007. Acquiring Persons do not have the same rights to receive common stock as other holders upon exercise of the Rights. Because of the nature of the Preferred Shares’ dividend, liquidation and voting rights, the value of one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one common share. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, the proper provisions will be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter become void), will thereafter have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon exercise thereof, that number of shares of common stock of the acquiring company, which at the time of such transaction will have a market value of two times the exercise price of the Right. Because of the characteristics of the Rights in connection with a person or group of affiliated or

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders’ Equity (Continued)

associated persons becoming an Acquiring Person, the Rights may have the effect of making an acquisition of the Company more difficult and may discourage such an acquisition.

12. Benefit Plans

Stock Compensation Programs

In May 2005, the stockholders approved and the Company adopted the 2005 Stock Compensation Plan (the “2005 Plan”) which provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards (collectively, the “Awards”). Individuals eligible to receive Awards under the 2005 Plan include employees, directors and independent contractors of the Company and its subsidiaries and other entities controlled by the Company. However, incentive stock options may be granted only to an employee of the Company or a subsidiary of the Company. Upon adoption of the 2005 Plan, no additional grants of awards will be made under the following plans of the Company (the “Prior Plans”): (i) the Incentive Stock Option Plan, (ii) the Compensatory Stock Option Plan, (iii) the Restricted Share Plan, (vi) the Non-employee Director Stock Option Plan, (v) the 1999 Compensatory Stock Option Plan, and (vi) the 1999 Share Plan.

Under the 2005 Plan the maximum number of shares of common stock that will be available for the grants of Awards is 3,829,671, which includes 3,000,000 new shares and 829,671 shares that were available for awards under the Prior Plans. The number of shares otherwise available for the grant of Awards under the 2005 Plan will be increased by the number of shares subject to awards granted under any of the Prior Plans that are currently outstanding which are cancelled, terminated, or forfeited or expire after the effective date of the 2005 Plan. Each share subject to an award of restricted stock, restricted stock unit or other stock award shall reduce the shares available for grant by 1.9 shares. Options are granted at the current market price at the date of grant. The plan provides for a variety of vesting schedules, including immediate, 20% per year for five years, 10% per year for 10 years, and a cliff vest at the vesting date, to be determined at the time of grant. Generally, all options expire 10 years from the date of grant.

The 2005 Plan will terminate 10 years from the date of adoption or extension, unless terminated earlier by the Board of Directors, and no options or restricted shares may be granted. Summarized information for the 2005 Plan and Prior Plans, collectively, is as follows:

	For the years ended December 31,
	2005		2004		2003
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of the year	3,952,700	$11.96	9,619,816	$11.25	13,533,544	$10.59
Granted	—	—	—	—	169,500	$19.98
Exercised	(1,620,018)	$11.70	(5,203,316)	$10.57	(3,838,986)	$8.63
Canceled	(18,500)	$14.78	(463,800)	$12.72	(244,242)	$13.15
Outstanding at end of the year	2,314,182	$12.12	3,952,700	$11.96	9,619,816	$11.25
Exercisable at end of year	1,547,382	$12.24	1,972,850	$11.82	5,383,469	$10.36
Options available for grant	3,648,692		456,876		1,182,455

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Benefit Plans (Continued)

The following table summarizes information about the options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2005	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2005	Weighted average exercise price
$ 5.00 - $10.00	898,050	5.89	$8.57	506,650	$8.58
$10.01 - $15.00	1,204,675	5.30	$13.76	929,975	$13.70
$15.01 - $20.00	187,457	5.81	$16.91	104,757	$16.33
$20.01 - $31.65	24,000	7.56	$25.78	6,000	$24.61
	2,314,182	5.59	$12.12	1,547,382	$12.24

Restricted stock grants of 137,000, 1,420,413, and 383,468 shares were issued under the 2005 Plan and Prior Plans during the years ended December 31, 2005, 2004 and 2003, respectively. The effect of these grants is to increase the issued and outstanding shares of the Company’s common stock and decrease the number of shares available for grant in the plan. Deferred compensation is recorded for the restricted stock grants equal to the market value of the Company’s common stock on the date of grant. The deferred compensation is amortized over the period the restricted stock vests and is recorded as compensation expense in the accompanying consolidated statements of operations.

The fair value on the grant date of the restricted shares and the amount of compensation expense recognized in connection with the restricted shares is as follows (amounts in thousands):

	For the years ended December 31,
	2005	2004	2003
Fair value on grant date	$9,087	$65,924	$11,472
Compensation expense	12,669	9,676	3,201

401(k) Plan

The Company has a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50% of the first 4% of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Company’s matching contribution was approximately $2.2 million, $2.0 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

13. Executive Compensation Plans

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

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes

The Company files a consolidated federal income tax return. The provision for income taxes for financial reporting purposes was $94.3 million, $38.9 million and $23.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The provision for income taxes attributable to net income consists of the following (amounts in thousands):

	For the years ended December 31,
	2005	2004	2003
Current	$(31,864)	$(10,187)	$(27,416)
Deferred	(62,477)	(28,692)	3,582
Total income taxes	$(94,341)	$(38,879)	$(23,834)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	For the years ended December 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
Lobbying and political	0.2	0.4	0.2
Fines and penalties	—	0.6	—
Meals and entertainment	—	0.1	0.1
Credits earned, net	(0.3)	(0.6)	(0.9)
Nondeductible officers compensation	1.7	2.4	2.6
Reduction in liability based on conclusion of an IRS examination	—	(1.1)	(2.2)
Other, net	0.2	0.1	0.2
Effective tax rate	36.8%	36.9%	35.0%

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Accrued vacation, bonuses and group insurance	$6,394	$4,986
Preopening and other costs, net of amortization	1,051	4,991
Net operating loss carryover	—	53,256
Accrued benefits	15,752	13,739
FICA credits	3,961	2,846
Minimum tax credit carryover	22,712	20,838
Other deferred tax assets	5,237	5,294
Total deferred tax assets	$55,107	$105,950
Deferred tax liabilities:
Prepaid expenses and other	$(12,373)	$(10,463)
Temporary differences related to property and equipment	(112,641)	(110,309)
Amortization	(9,880)	(5,485)
Total deferred tax liabilities	$(134,894)	$(126,257)
Net	$(79,787)	$(20,307)

The excess of the tentative minimum tax over the regular federal income tax is a tax credit, which can be carried forward indefinitely to reduce future regular federal income tax liabilities. The Company did not record a valuation allowance at December 31, 2005 or 2004 relating to recorded tax benefits because all benefits are more likely than not to be realized.

During 2004 and 2003, the Internal Revenue Service (“IRS”) completed their audits through and including December 31, 2002. Based on the favorable conclusion of their audits, the Company recorded a reduction in its tax contingency reserve of approximately $1.1 million in the year ended December 31, 2004.

15. Legal Matters

The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting the Company to any litigation, the Company believes that the plaintiffs’ claims are without merit and does not expect that the lawsuits will have a material adverse effect on the Company’s financial position or results of operations.

Harrah’s Litigation

On July 13, 2001, the Company and five of its major operating subsidiaries were named as defendants in a lawsuit brought by Harrah’s Entertainment, Inc. and Harrah’s Operating Company, Inc. in the United States District Court for the District of Nevada (CV-S-01-0825-PMP-RJJ). The plaintiffs allege that the Company and its subsidiaries are liable for unspecified actual and punitive damages, and they seek

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Legal Matters (Continued)

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

On September 13, 2004, Harrah’s filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On October 14, 2004, the Company filed a Notice of Cross Appeal with the Federal Circuit. On November 14, 2005, the Federal Circuit affirmed the decision of the District Court granting the Company’s motion for summary judgment on Harrah’s claims that the Company had infringed upon the above-referenced patents.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Legal Matters (Continued)

This ruling by the Federal Court affirming the District Court’s decision resolves in the Company’s favor all of the remaining patent infringement issues in the lawsuit brought by Harrah’s against the Company. While Harrah’s has limited rights to appeal the decision, and while no assurances can be made with respect to any litigation, the Company believes that the plaintiffs’ claims are without merit and does not expect that the lawsuit will have a material adverse effect on its financial position or results of operations.

16. Subsequent Events

During January and February 2006, the Company has repurchased approximately 3.2 million shares of its common stock for approximately $216.2 million.

On March 13, 2006, the Company issued $300.0 million 6 5/8% senior subordinated notes due in March 2018, which were priced at 99.5. Proceeds from the sale of the notes were used to reduce a portion of the amount outstanding on the Revolving Facility.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly Financial Information (Unaudited)

	Net revenues	Operating income	Income (loss) before income taxes	Net income (loss) applicable to common stock	Diluted earnings (loss) per common share
	(amounts in thousands, except per share amounts)
Year ended December 31, 2005
First quarter (a)	$273,460	$74,552	$64,001	$40,640	$0.59
Second quarter (b)	273,968	77,075	64,458	40,609	0.58
Third quarter (c)	276,337	78,808	61,841	38,960	0.56
Fourth quarter (d)	285,068	79,426	65,927	41,677	0.61
Year ended December 31, 2004
First quarter (e)	$238,965	$63,651	$(46,497)	$(29,758)	$(0.48)
Second quarter (f)	240,177	62,328	45,328	29,010	0.43
Third quarter (g)	242,862	58,608	45,670	29,086	0.43
Fourth quarter (h)	264,738	72,468	60,728	38,012	0.55

(a)           Includes development expense of approximately $2.6 million, preopening expense of approximately $0.6 million, lease terminations of approximately $8.1 million and loss on early retirement of debt of approximately $0.7 million.

(b)          Includes development expense of approximately $2.1 million, preopening expense of approximately $1.2 million and lease terminations of approximately $3.6 million.

(c)           Includes development expense of approximately $2.0 million, preopening expense of approximately $1.7 million and loss on early retirement of debt of approximately $0.6 million.

(d)          Includes development expenses of approximately $2.0 million,  preopening expense of approximately $3.1 million and lease terminations of approximately $3.0 million.

(e)           Includes development expense of approximately $4.0 million and loss on early retirement of debt of approximately $93.3 million.

(f)             Includes development expense of approximately $2.2 million and preopening expense of approximately $0.3 million.

(g)           Includes development expense of approximately $2.1 million and preopening expense of approximately $0.2 million.

(h)          Includes development expenses of approximately $2.4 million and preopening expense of approximately $0.3 million.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 54.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Reports of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2005 and 2004

Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.           None

3.           Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)
3.2	Restated Bylaws of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)
4.1	Form of 6% Senior Notes of the Registrant (March 2004 Issue). (Included in Exhibit 4.2 which is incorporated herein by reference to Registration Statement No. 333-113986)
4.2	Indenture dated as of March 17, 2004 between the Registrant and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to Registration Statement No. 333-113986)
4.3

Form of 6 1/2% Subordinated Notes of the Registrant (January 2004 Issue). (Included in Exhibit 4.4 which is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003)

4.4

Indenture dated as of January 29, 2004 between the Registrant and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003)

4.5

Form of 6 7/8% Subordinated Notes of the Registrant (February 2004 Issue). (Included in Exhibit 4.6 which is incorporated herein by reference to the Company’s Annual Report of Form 10-K for the period ended December 31, 2003)

4.6

Indenture dated as of February 27, 2004 between the Registrant and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003)

4.7	Third Amended and Restated Loan Agreement (“Revolving Credit Facility”) dated as of December 15, 2005. (Incorporated herein by reference to the Company’s Form 8-K dated December 19, 2005)
4.8

Rights Agreement dated October 6, 1997 between the Company and Continental Stock Transfer and Trust Company, as Rights Agent. (Incorporated herein by reference to the Company’s Form 8-K dated October 9, 1997)

4.9

Amendment to Rights Agreement, dated as of January 16, 1998, between Station Casinos, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to the Company’s Form 8-K dated January 27, 1998)

4.10

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

10.5	Lease Amendment No. 1, dated December 23, 1996 between Boulder Station, Inc. and KB Enterprises.
10.6	Second Amendment to Ground Lease and Sublease, dated January 7, 1997, by and between KB Enterprises, as landlord and Boulder Station, Inc.
10.7

Rent Agreement to the First Amendment to Ground Lease and Sublease, dated as of March 30, 2003, by and between KB Enterprises, as landlord and Boulder Station, Inc. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated March 31, 2003)

10.8	Ground Lease between Registrant and Texas Gambling Hall & Hotel, Inc. dated as of June 1, 1995. (Incorporated herein by reference to the Company’s Form 8-K dated July 5, 1995)
10.9	First Amendment to Ground Lease dated as of June 30, 1995 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company’s Form 8-K dated July 5, 1995)
10.10	Lease Amendment No. 1, dated December 23, 1996 between Registrant and Texas Gambling Hall & Hotel, Inc.
10.11	Second Amendment to Ground Lease, dated January 7, 1997, by and between Texas Gambling Hall & Hotel, Inc. as landlord and Registrant.
10.12

Rent Agreement to the First Amendment to Ground Lease, dated as of May 12, 2000 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10.13

Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 between Registrant and Texas Station, Inc. (Incorporated herein by reference to the Company’s Form 8-K dated July 5, 1995)

10.14

Executive Employment Agreement between Frank J. Fertitta III and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.15

First Amendment to Executive Employment Agreement between Frank J. Fertitta III and the Registrant dated as of February 4, 2005. (Incorporated herein by reference to the Company’s Form 8-K dated February 7, 2005)

10.16

Executive Employment Agreement between Glenn C. Christenson and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.17

First Amendment to Executive Employment Agreement between Glenn C. Christenson and the Registrant dated as of July 13, 2004. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005)

10.18

Executive Employment Agreement between Scott M Nielson and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.19

First Amendment to Executive Employment Agreement between Scott M Nielson and the Registrant dated as of July 13, 2004. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004)

10.20

Executive Employment Agreement between Lorenzo J. Fertitta and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.21

First Amendment to Executive Employment Agreement between Lorenzo J. Fertitta and the Registrant dated as of February 4, 2005. (Incorporated herein by reference to the Company’s Form 8-K dated February 7, 2005)

10.22

Executive Employment Agreement between William W. Warner and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.23

Executive Employment Agreement between Richard J. Haskins and the Registrant dated as of July 13, 2004. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004)

10.24	2005 Stock Compensation Program of the Registrant effective as of May 18, 2005. (Incorporated herein by reference to the Company’s Form S-8 filed as of August 10, 2005)
10.25

Supplemental Executive Retirement Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.26	First Amendment to the Supplemental Executive Retirement Plan of the Registrant dated as of February 4, 2005. (Incorporated herein by reference to the Company’s Form 8-K dated February 7, 2005)
10.27

Supplemental Management Retirement Plan of the Registrant dated as of November 30, 1994. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1994)

10.28

Long-Term Stay-On Performance Incentive Payment Agreement between the Registrant and Lorenzo J. Fertitta dated as of March 15, 2002. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001)

10.29

Long-Term Stay-On Performance Incentive Payment Agreement between the Registrant and William W. Warner dated April 1, 2002. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003)

10.30

Long-Term Stay-On Performance Incentive Payment Agreement between the Registrant and Richard J. Haskins dated as of April 1, 2004. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004)

10.31

Amended and Restated Deferred Compensation Plan of the Registrant dated as of September 12, 2001. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001)

10.32

First Amendment to the Amended and Restated Deferred Compensation Plan dated as of December 4, 2002. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002)

10.33

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
10.36

Operating Agreement dated March 10, 2000, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 1999)

10.37

First Amendment to Operating Agreement dated March 10, 2000, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant, dated as of September 17, 2001. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001)

10.38

Second Amendment to Operating Agreement dated December 19, 2003, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003)

10.39

Third Amendment to Operating Agreement dated December 17, 2004, among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Registrant. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004)

10.40

Second Amended and Restated Management Agreement between the Registrant and the United Auburn Indian Community dated as of November 1, 2002. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002)

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          None

(c)           None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS, INC.
Dated: March 14, 2006	By:	/s/ FRANK J. FERTITTA III
Frank J. Fertitta III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ FRANK J. FERTITTA III	Chairman of the Board and Chief Executive	March 14, 2006
Frank J. Fertitta III	Officer (Principal Executive Officer)
/s/ LORENZO J. FERTITTA	Vice Chairman, President and Director	March 14, 2006
Lorenzo J. Fertitta
Executive Vice President, Chief Financial
/s/ GLENN C. CHRISTENSON	Officer, Chief Administrative Officer and	March 14, 2006
Glenn C. Christenson	Treasurer (Principal Financial and
Accounting Officer)
/s/ LOWELL H. LEBERMANN, Jr.	Director	March 14, 2006
Lowell H. Lebermann, Jr.
/s/ JAMES E. NAVE	Director	March 14, 2006
James E. Nave
/s/ LEE S. ISGUR	Director	March 14, 2006
Lee S. Isgur
/s/ ROBERT E. LEWIS	Director	March 14, 2006
Robert E. Lewis