Form 10-Q
period 2006-03-31
STATION CASINOS INC
filed 2006-05-10
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common stock, $0.01 par value	62,798,854

STATION CASINOS, INC.

Part 1.    Financial Information

Item 1.    Financial Statements

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,512	$85,552
Receivables, net	21,680	19,604
Inventories	7,126	6,370
Prepaid gaming tax	16,529	17,942
Prepaid expenses	11,065	9,743
Total current assets	132,912	139,211

Property and equipment, net	2,208,709	1,990,584
Goodwill and other intangibles, net	154,498	154,498
Land held for development	232,043	252,444
Investments in joint ventures	189,709	129,191
Native American development costs	171,430	165,244
Other assets, net	102,991	97,871
Total assets	$3,192,292	$2,929,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$239	$108
Accounts payable	13,809	12,611
Construction contracts payable	128,027	83,151
Accrued expenses and other current liabilities	115,222	132,895
Total current liabilities	257,297	228,765

Long-term debt, less current portion	2,383,446	1,944,220
Deferred income tax, net	100,298	79,015
Other long-term liabilities, net	50,929	46,229
Total liabilities	2,791,970	2,298,229

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 80,328,927 and 79,047,602 shares issued	591	578
Treasury stock, 14,409,631 and 10,521,414 shares, at cost	(423,939)	(159,128)
Additional paid-in capital	560,291	627,352
Deferred compensation - restricted stock	—	(73,599)
Accumulated other comprehensive income	3,393	24
Retained earnings	259,986	235,587
Total stockholders’ equity	400,322	630,814
Total liabilities and stockholders’ equity	$3,192,292	$2,929,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2006	2005

Operating revenues:
Casino	$216,223	$204,013
Food and beverage	38,871	36,837
Room	17,021	16,381
Other	13,972	11,183
Management fees	25,900	23,276
Gross revenues	311,987	291,690
Promotional allowances	(19,517)	(18,230)
Net revenues	292,470	273,460

Operating costs and expenses:
Casino	74,180	70,728
Food and beverage	26,576	25,242
Room	5,544	5,202
Other	4,583	3,930
Selling, general and administrative	44,623	43,939
Corporate	16,287	14,192
Development	2,132	2,611
Depreciation and amortization	25,664	24,353
Preopening	14,122	617
Lease terminations	500	8,094
Gain on asset disposals, net	(843)	(87)
	213,368	198,821

Operating income	79,102	74,639
Earnings from joint ventures	11,923	10,690
Operating income and earnings from joint ventures	91,025	85,329

Other income (expense):
Interest expense, net	(23,816)	(18,966)
Interest and other expense from joint ventures	(1,568)	(1,684)
Loss on early retirement of debt	—	(678)
	(25,384)	(21,328)

Income before income taxes	65,641	64,001
Income tax provision	(24,519)	(23,361)
Net income	$41,122	$40,640

Earnings per common share:
Basic	$0.64	$0.60
Diluted	$0.62	$0.59
Weighted average common shares outstanding:
Basic	64,104	67,435
Diluted	66,054	69,140

Dividends paid per common share	$0.25	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$41,122	$40,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,664	24,353
Loss on early retirement of debt	—	678
Tax benefit from exercise of stock options	—	11,656
Excess tax benefit from exercise of stock options	(759)	—
Share-based compensation	5,314	3,074
Earnings from joint ventures, net	(10,355)	(9,006)
Distributions from joint ventures	—	306
Amortization of debt discount and issuance costs	1,089	825
Changes in assets and liabilities:
Receivables, net	(2,076)	1,098
Inventories and prepaid expenses	(665)	(528)
Deferred income tax	22,406	11,000
Accounts payable	1,198	(1,915)
Accrued expenses and other current liabilities	(18,037)	(10,035)
Other, net	(532)	1,283
Total adjustments	23,247	32,789
Net cash provided by operating activities	64,369	73,429
Cash flows from investing activities:
Capital expenditures	(263,003)	(147,299)
Proceeds from sale of land, property and equipment	1,364	475
Investments in joint ventures, net	(2,401)	225
Construction contracts payable	44,876	4,652
Native American development costs	(6,186)	(2,747)
Other, net	515	638
Net cash used in investing activities	(224,835)	(144,056)
Cash flows from financing activities:
Redemption of senior notes	—	(16,894)
Proceeds from the issuance of senior subordinated notes, net	298,500	—
Borrowings under bank facility with maturity dates less than three months, net	136,600	83,500
Exercise of stock options	478	6,674
Excess tax benefit from exercise of stock options	759	—
Debt issuance costs	(3,363)	(166)
Payment of dividends	(16,723)	(14,179)
Purchase of treasury stock	(264,811)	(469)
Other, net	(14)	(19)
Net cash provided by financing activities	151,426	58,447
Cash and cash equivalents:
Decrease in cash and cash equivalents	(9,040)	(12,180)
Balance, beginning of period	85,552	68,417
Balance, end of period	$76,512	$56,237
Supplemental cash flow disclosures:
Cash paid for interest, net of $12,544 and $2,918 capitalized	$33,336	$36,884
Capital expenditures financed by debt	$8,085	$—
Land contributed to joint venture	$47,340	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      Basis of Presentation

Station Casinos, Inc. (the “Company”), a Nevada corporation, is a gaming and entertainment company that currently owns and operates nine major hotel/casino properties (one of which is 50% owned) and six smaller casino properties (two of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and MPM Enterprises, LLC (which is 50% owned by the Company and required to be consolidated). Investments in all other 50% or less owned affiliated companies are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2005 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment”, replacing and superseding both SFAS 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires fair value measurement and recognition in the financial statements for all share-based compensation arrangements. SFAS 123R also requires additional disclosures related to income tax effects and cash flows resulting from share-based compensation arrangements. SFAS 123R is effective for the first annual reporting period that begins after June 15, 2005. Adoption of SFAS 123R in the Company’s first quarter ended March 31, 2006 reduced earnings consistent with past pro forma share-based compensation disclosures. See Note 6 for additional information.

2.                                      Investments in Joint Ventures

The Company has investments in three 50% owned joint ventures, Green Valley Ranch, Barley’s and The Greens, a 50% investment in a joint venture that is developing Aliante Station and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of earnings, losses and distributions of the joint ventures. The investment balance also includes interest capitalized during the construction period. Investments in joint ventures consist of the following (amounts in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Green Valley Ranch (50.0%)	$113,636	$104,290
Barley’s (50.0%)	3,770	3,619
The Greens (50.0%)	3,450	3,396
Aliante Station (50.0%)	50,302	—
Palms Casino Resort (6.7%)	18,551	17,886
Investments in joint ventures	$189,709	$129,191

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Current assets	$72,157	$67,436
Property and equipment and other assets, net	974,590	835,171
Current liabilities	71,713	74,393
Long-term debt and other liabilities	401,278	384,289
Stockholders’ equity	573,756	443,925

Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2006	2005
Net revenues	$124,283	$105,780
Operating costs and expenses	92,011	78,731
Operating income	32,272	27,049
Interest and other expense, net	(2,907)	(3,294)
Net income	$29,365	$23,755

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

	Three months ended March 31,
	2006	2005
Operating earnings from joint ventures	$11,923	$10,690
Interest and other expense from joint ventures	(1,568)	(1,684)
Net earnings from joint ventures	$10,355	$9,006

3.                                      Management Fees

The Company manages Thunder Valley Casino on behalf of the United Auburn Indian Community (the “UAIC”) and receives a management fee equal to 24% of net income (as defined in the management agreement). The Company is also the managing partner for Green Valley Ranch,  Barley’s and The Greens and receives a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch and 10% of EBITDA from Barley’s and The Greens. The Company’s management fees are included in net revenues on the Company’s condensed consolidated statements of operations.

United Auburn Indian Community

The Company has entered into a Development Services Agreement and a Management Agreement with the UAIC. The Company’s seven-year Management Agreement was approved by the National Indian Gaming Commission (the “NIGC”) and expires in June 2010. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered into by the UAIC and Placer County, California, the Company and the UAIC developed Thunder Valley Casino, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80 on Highway 65, in Placer County, California, near Sacramento, which opened on June 9, 2003.

4.                                      Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Revolving credit facility, $2.0 billion limit at March 31, 2006, due December 31, 2010, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (6.2% and 5.8% at March 31, 2006 and December 31, 2005, respectively)	$466,600	$330,000
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009	450,000	450,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $1.4 million and $1.5 million at March 31, 2006 and December 31, 2005, respectively	448,591	448,542
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized premium of $7.9 million and $8.0 million at March 31, 2006 and December 31, 2005, respectively	707,863	708,003
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $1.5 million at March 31, 2006	298,504	—
Other long-term debt, weighted-average interest of 6.0% and 6.4% at March 31, 2006 and December 31, 2005, respectively, maturity dates ranging from 2007 to 2026	17,313	9,244
Total long-term debt	2,388,871	1,945,789
Current portion of long-term debt	(239)	(108)
Market value of interest rate swaps	(5,186)	(1,461)
Total long-term debt, net	$2,383,446	$1,944,220

Revolving Facility

In December 2005, the Company increased its availability under its revolving credit facility (the “Revolving Facility”) from $1.0 billion to $2.0 billion and extended the maturity by one year to December 2010. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company’s combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of March 31, 2006, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.00%. The maximum margin for Eurodollar Rate borrowings is 1.75%. The maximum margin for Alternate Base Rate borrowings is 0.50%. As of March 31, 2006, the fee for the unfunded portion of the Revolving Facility was 0.25%.

The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 3.25 to 1.00 for each quarter until December 31, 2008 and 3.00 to 1.00 for the remaining term of the facility and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.25 to 1.00 for each quarter. As of March 31, 2006, the Borrowers’ funded debt to Adjusted EBITDA ratio was 1.21 to 1.00 and the fixed charge coverage ratio was 2.02 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through December 31, 2006, which reduces to 5.25 to 1.00 on March 31, 2007 through December 31, 2007, to 5.00 to 1.00 on March 31, 2008 through December 31, 2008, to 4.75 to 1.00 on March 31, 2009 through December 31, 2009 and to 4.50 to 1.00 on March 31, 2010. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness and investments. As of March 31, 2006, the Company’s consolidated funded debt to Adjusted EBITDA ratio was 4.92 to 1.00. The Company has pledged the stock of all of its major subsidiaries.

Senior and Senior Subordinated Notes

On March 13, 2006, the Company issued $300.0 million of 6 5/8% senior subordinated notes due March 2018. Proceeds from the sale of the notes were used to reduce a portion of the amount outstanding on the Company’s Revolving Facility.

During the first quarter 2005, the Company redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008. As a result of the redemption, the Company recorded a loss on early retirement of debt of approximately $0.7 million in the three months ended March 31, 2005 to reflect the write-off of the unamortized loan costs and call premium.

The indentures (the “Indentures”) governing the Company’s senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit the Company and its subsidiaries’ ability to incur additional debt. At March 31, 2006, the Company’s Consolidated Coverage Ratio (as defined in the Indentures) was 3.9 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event the Company’s Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company’s ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens the Company can incur.

Interest Rate Swaps

The Company has entered into various interest rate swaps with members of its bank group to manage interest expense. As of March 31, 2006, the Company has interest rate swaps with a combined notional amount of $300.0 million. The Company entered into a fair value hedge interest rate swap with a notional amount of $50.0 million tied directly to the Company’s 6% senior notes converting a portion of the Company’s fixed-rate debt to a floating-rate based upon three-month LIBOR rates, terminating in April 2012. This interest rate swap qualifies for the “shortcut” method allowed under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS 138 and 149), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS 133, the Company recorded a liability of $3.0 million and $2.1 million as of March 31, 2006 and December 31, 2005, respectively, representing the fair value of the interest rate swaps and a corresponding decrease in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS 133. The Company paid a weighted average rate based on LIBOR, which approximated 6.2% at March 31, 2006 and received a fixed rate of 6.0%.

In December 2005, the Company entered into an interest rate swap with a notional amount of $250.0 million tied directly to the Company’s Revolving Facility and converts a portion of the Company’s floating-rate debt to a fixed-rate based on three-month LIBOR rates, terminating in December 2010. As of March 31, 2006, the Company paid a fixed rate of 4.9% and received three-month LIBOR which approximated 4.9%. This interest rate swap is designated and qualifies as a cash flow hedge resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss). For the three months ended March 31, 2006, the Company recorded other comprehensive income of $2.9 million related to the change in market value of this interest rate swap.

The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap. The net effect of the interest rate swaps resulted in additional interest expense of $29,000 for the three months ended March 31, 2006 and a reduction of interest expense of $1.3 million for the three months ended March 31, 2005.

5.                                      Stockholders’ Equity

Treasury Stock

During the three months ended March 31, 2006, the Company repurchased 3.9 million shares of its common stock for approximately $264.8 million. On April 10, 2006, the Company repurchased 2.7 million shares of its common stock for approximately $232 million in an accelerated stock buyback (“ASB”) program. Pursuant to the terms of the ASB program, the Company could receive up to an additional 367,539 shares from a third party subject to the volume weighted average price of our common stock during the term of the ASB program and collar provisions setting minimum and maximum prices for the repurchase of such shares. As of April 30, 2006, the Company is authorized to purchase from 2.7 million to 3.1 million additional shares upon settlement of the ASB program.

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income”, requires companies to disclose other comprehensive income and the components of such income. Comprehensive income is the total of net income and all other nonstockholder changes in equity. The Company has recorded the mark-to-market valuation of its interest rate swap and its 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch as other comprehensive income. Comprehensive income was computed as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2006	2005
Net income	$41,122	$40,640
Mark-to-market valuation of interest rate swaps, net of tax	3,369	1,060
Comprehensive income	$44,491	$41,700

Earnings Applicable to Common stock

In accordance with the provisions of SFAS 128, “Earnings Per Share”, basic EPS is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding, excluding unvested restricted stock, during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options and unvested restricted stock.

The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands, unaudited):

	Three months ended March 31,
	2006	2005
Weighted average common shares outstanding (used in calculation of basic earnings per share)	64,104	67,435
Potential dilution from the assumed exercise of stock options and unvested restricted stock	1,950	1,705
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	66,054	69,140

During the quarter ended March 31, 2006, the Company paid a quarterly cash dividend of $0.25 per share to shareholders of record on February 10, 2006 for approximately $16.7 million. On May 4, 2006, the Company announced a quarterly cash dividend of $0.25 per share which is payable on June 2, 2006 to shareholders of record on May 12, 2006. During the quarter ended March 31, 2005, the Company paid a quarterly cash dividend of $0.21 per share for approximately $14.2 million.

6.                                Share–Based Compensation

In May 2005, the stockholders approved and the Company adopted the 2005 Stock Compensation Plan (the “2005 Plan”) which provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards (collectively, the “Awards”). Individuals eligible to receive Awards under the 2005 Plan include employees, directors and independent contractors of the Company. New shares are issued upon option exercise or restricted stock awards. Each share grant subject to an award of restricted stock, restricted stock unit or other stock award shall reduce the shares available for grant by 1.9 shares. See Note 12 of the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2005, for additional information related to the Company’s share-based compensation plan.

Summarized information under the 2005 Plan for the three months ended March 31, 2006, is as follows (unaudited):

	Options	Weighted average exercise price	Restricted Shares	Weighted average grant date fair value	Total
Outstanding at December 31, 2005	2,314,182	$12.12	2,124,594	$37.24	4,438,776
Granted	—	—	1,234,500	$67.70	1,234,500
Exercised/Lapsed	(46,825)	$10.19	(76,869)	$23.71	(123,694)
Canceled	(5,550)	$16.93	—	—	(5,550)
Outstanding at March 31, 2006	2,261,807	$12.15	3,282,225	$49.01	5,544,032
Exercisable at March 31, 2006	1,735,907	$12.57
Available for grant at March 31, 2006					1,311,474

Effective January 1, 2006, the Company adopted SFAS 123R utilizing the modified prospective application. Under the modified prospective application, SFAS 123R applies to new awards and to awards that were outstanding on December 31, 2005 that are subsequently modified, repurchased or cancelled. Under the modified prospective application, compensation cost recognized in the quarter ended March 31, 2006 includes compensation cost of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior period amounts are not restated to reflect the impact of adopting SFAS 123R under the modified prospective application.

Upon adopting SFAS 123R, the Company’s income before income taxes and net income for the quarter ended March 31, 2006 were reduced by $0.5 million and $0.4 million, respectively. The impact on net income represents compensation expense related to stock option awards that were previously not recognized in the financial statements as a result of the application of APB Opinion 25. The recognition of compensation expense related to the issuance of restricted stock has not changed with the adoption of SFAS 123R, with the exception of the estimate for forfeitures, and continues to be expensed in the statements of operations. Reported basic and diluted earnings per share for the quarter ended March 31, 2006 would have remained the same had the Company not adopted SFAS 123R.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the market price over the exercise price of the options. In accordance with SFAS 123R, for the three months ended March 31, 2006, the Company reported the tax benefit from the exercise of stock options as financing cash flows rather than operating cash flows as reported prior to the adoption of 123R. For the three months ended March 31, 2006, the Company reported $0.8 million of excess tax benefit.

Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and expensed over the straight-line approach. Option valuation models require the input of highly subjective assumptions and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on implied and historical factors related to the Company’s common stock. Expected term represents the weighted-average time between grant date and exercise date. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term. No stock options were granted during 2005 or 2006 resulting in no assumptions for dividend yield, expected volatility, risk-free interest rate or expected term of option.

The Company uses historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS 123R requires that forfeitures be included as part of the grant date estimate. The effect of forfeitures related to previous SFAS 123 pro forma expense was not material. At March 31, 2006, there was $2.1 million of unrecognized compensation expense related to share-based payments which is expected to be recognized over a weighted-average period of 0.9 years. Based on stock options outstanding at March 31, 2006, the Company estimates $1.7 million of additional expense in 2006, $0.3 million in 2007 and virtually zero thereafter.

The weighted average remaining contractual term for options outstanding at March 31, 2006 is 5.3 years. For options exercisable at March 31, 2006 the remaining weighted average contractual term is 5.2 years.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. At March 31, 2006, the aggregate intrinsic value of stock options outstanding was $130.8 million and the aggregate intrinsic value of stock options exercisable was $99.7 million. Total intrinsic value of stock options exercised was $2.7 million for the three months ended March 31, 2006.

Net cash proceeds from the exercise of stock options were $0.5 million and $6.7 million for the three months ended March 31, 2006 and 2005, respectively. The actual income tax benefit realized from stock option exercises was $0.9 million and $11.7 million for the same periods, respectively.

Restricted Stock

The unearned share-based compensation related to restricted stock is amortized to compensation expense over the period the restrictions lapse (generally five to ten years). The share-based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period. As of March 31, 2006, the Company has unearned share-based compensation of $152.4 million associated with these awards. The total fair value of restricted shares that vested for the three months ended March 31, 2006 and 2005 was $1.8 million and $2.8 million, respectively.

Upon adoption of SFAS 123R, the Company recognizes expense based on its expectation of the awards that will vest over the requisite service period for its restricted stock awards. Prior to implementing SFAS 123R, the Company recognized deferred compensation as a contra-equity account representing the amount of unrecognized restricted stock expense that was reduced as the expense was recognized. Under the provisions of SFAS 123R, the previously recorded deferred compensation was netted against additional paid-in capital.

Compensation Expense

Upon adoption of SFAS 123R, the Company began recognizing compensation expense related to stock option awards that were previously disclosed as pro forma information regarding net income and earnings per share. Compensation expense related to restricted stock awards continues to be expensed as previously done under APB Opinion 25, with the exception of estimated forfeitures.

The following table represents where reported share-based compensation expense was classified in the accompanying condensed consolidated statements of operations (amounts in thousands, unaudited):

	For the three months ended March 31,
	2006	2005
Casino expense	$62	$61
Food & beverage expense	17	14
Room expense	—	1
Selling, general & administrative	454	321
Corporate	4,046	2,223
Development	517	416
Preopening	125	3
Total share-based compensation	5,221	3,039
Tax benefit	(1,827)	(1,064)
Total share-based compensation, net of tax	$3,394	$1,975

The following table compares actual net income reflecting SFAS 123R share-based compensation expense of $3.4 million reported in the current quarter to prior year pro forma SFAS 123 fair value compensation expense of $0.7 million and reported APB Opinion 25 intrinsic value compensation expense of $2.0 million related to restricted stock amortization (amounts in thousands, except per share date, unaudited):

	For the three months ended March 31,
	2006	2005
	(actual)	(proforma)
Net income as reported	$41,122	$40,640
Additional pro forma share-based compensation, net of tax	—	(662)
Pro forma net income	$41,122	$39,978

Earnings per common share:
Basic – as reported	$0.64	$0.60
Basic – pro forma (prior year pro forma)	$0.64	$0.59

Diluted – as reported	$0.62	$0.59
Diluted – pro forma (prior year pro forma)	$0.62	$0.58

7.                                      Future Development

Las Vegas Development

Red Rock

On April 18, 2006, the Company opened phase I of Red Rock Casino Resort Spa (“Red Rock”) located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. Phase I includes a hotel tower, casino, meeting and convention space, a spa, nine full-service restaurants, a multi-screen movie theater complex, a night club and private pool club operated by Midnight Oil Company and both indoor and outdoor entertainment venues. The cost of phase I is expected to be approximately $760.0 million. Phase II includes an additional hotel tower, additional meeting and convention space and an expanded spa, which is currently under construction and expected to be completed by early 2007. The total cost of both phases of Red Rock is expected to be approximately $925 million, of which approximately $806.5 million had been incurred as of March 31, 2006.

On July 27, 2005, the Company entered into a joint venture with Cloobeck Molasky Partners I, LLC (“Cloobeck Molasky”) to develop a high-end residential project on approximately 5 acres located adjacent to the hotel at Red Rock. It is anticipated that the residential project will contain approximately 400 luxury units. Pursuant to the terms of the operating agreement, the Company will own 80% of the joint venture and Cloobeck Molasky will own 20%. Subject to obtaining local approvals and market conditions, sales of the residential towers are expected to begin in 2006.

Santa Fe Station Expansion

In October 2005, the Company began a $130 million phase III master-planned expansion at Santa Fe Station which includes an additional parking garage, a buffet, additional slot machines, a remodeled and expanded race and sports book, a meeting and banquet facility and a new center bar. The entire project is expected to include approximately 125,000 square-feet of additional space. Construction of this project is expected to be completed in phases beginning in the third quarter of 2006 through the summer of 2007. Approximately $28.0 million had been incurred on the expansion as of March 31, 2006.

Fiesta Henderson Expansion

In October 2005, the Company began a $70 million phase II master-planned expansion at Fiesta Henderson which includes a parking garage, additional slot machines, a remodeled and expanded race and sports book and a multi-screen movie theater complex. Construction of the project is expected to be completed in the third quarter of 2006 with the exception of the movie theater complex which is expected to be completed in the summer of 2007. Approximately $20.1 million had been incurred on the expansion as of March 31, 2006.

Green Valley Ranch Expansion

In October 2005, the Company began a $115 million phase III master-planned expansion at Green Valley Ranch which includes an additional parking garage, additional slot machines, a new race and sports book, a new poker room, an entertainment lounge, additional convention space and two new restaurants. Construction of this project is expected to be completed in phases from the fourth quarter of 2006 through the summer of 2007. Approximately $36.6 million had been incurred on the expansion as of March 31, 2006.

Aliante Station

In December 2005, the Company entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. The Company will develop and manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. The Company will receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include a hotel, casino, multiple full-service restaurants and a multi-screen movie theater complex. We expect to begin construction on Aliante Station in early 2007 with a cost of approximately $450 million. Pursuant to the terms of the agreement, in January 2006, the Company contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture.

Native American Development

The Federated Indians of Graton Rancheria

The Company has entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the “FIGR”), a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected the Company to assist them in designing, developing and financing of the project and, upon opening, the Company will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and the Company will receive a management fee equal to 24% of the facility’s net income. The Company will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In August 2003, the Company entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In August 2005, the Company purchased 180 acres of the optioned property and an additional 90 acres. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. As of March 31, 2006, the Company had advanced approximately $128.8 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the FIGR project, which is included on the Company’s condensed consolidated balance sheets. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, the Company has agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of March 31, 2006, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, the Company agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with the Company’s agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. The Company has agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of March 31, 2006, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by the Company in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, the Company has agreed to arrange financing for the ongoing development costs and construction of the project. As of March 31, 2006, the Company had advanced approximately $30.3 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on the Company’s condensed consolidated balance sheets. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, the Company’s portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include slot machines, table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI taking the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake’s motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. As with all litigation, no assurances can be provided as to the outcome of that lawsuit. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

The Company has entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by the Company are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of March 31, 2006, the Company had advanced approximately $7.4 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on the Company’s condensed consolidated balance sheets. In addition, the Company has agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of March 31, 2006, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

The Company has entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. The Company has secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of March 31, 2006, the Company had advanced approximately $5.0 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on the Company’s condensed consolidated balance sheets. In addition, the Company has agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. These payments will be expensed as incurred. As of March 31, 2006, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include slot machines, table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Land Held for Development

As of March 31, 2006, the Company had $232.0 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 219 acres in the Las Vegas valley, 188 acres in the Sacramento area near Thunder Valley and 104 acres in Reno, Nevada. The primary gaming entitled land that the Company owns in the Las Vegas valley consists of 67 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 60 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which the Company leases and has an option to purchase 2.5 acres and 26 acres on Boulder Highway at the site formerly known as Castaways Hotel Casino and Bowling Center.

The Company has also acquired or is under contract to acquire approximately 67 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 48 acres have been acquired as of March 31, 2006. During the three months ended March 31, 2006 and 2005, the Company incurred and expensed approximately $0.5 million and $8.1 million, respectively, to terminate various leases related to this land. In 2003, the Company exercised its option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. In July 2005, the Company entered into an agreement to extend the date for the close of escrow to no later than January 2007 at a purchase price of $36 million, provided either party may accelerate the close of escrow to an earlier date upon 90 days’ prior written notice to the other party. In addition, the agreement reduced the lease expense from $2.9 million to $1.6 million per year. No amounts related to this purchase option have been recorded on the Company’s condensed consolidated balance sheets.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

Overview

The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended March 31,		Percent
	2006	2005	change
Net revenues—total	$292,470	$273,460	7.0%
Major Las Vegas Operations (a)	254,720	239,362	6.4%
Management fees (b)	25,900	23,276	11.3%
Other Operations and Corporate (c)	11,850	10,822	9.5%

Operating income (loss)—total	$79,102	$74,639	6.0%
Major Las Vegas Operations (a)	85,441	77,540	10.2%
Management fees (b)	25,900	23,276	11.3%
Other Operations and Corporate (c)	(32,239)	(26,177)	(23.2)%

Cash flows provided by (used in):
Operating activities	$64,369	$73,429	(12.3)%
Investing activities	(224,835)	(144,056)	(56.1)%
Financing activities	151,426	58,447	159.1%

(a)          Includes the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho and Fiesta Henderson.

(b)         Includes management fees from Thunder Valley, Green Valley Ranch, Barley’s and The Greens (since December 17, 2005).

(c)          Includes the wholly owned properties of Wild Wild West, Wildfire, Magic Star, Gold Rush and corporate and development expense.

Results of Operations

Consolidated net revenues for the three months ended March 31, 2006 increased 7.0% to $292.5 million as compared to $273.5 million for the three months ended March 31, 2005. The increase in net revenues was due primarily to revenue increases at our Major Las Vegas Operations.

Combined net revenues from our Major Las Vegas Operations increased 6.4% to $254.7 million for the three months ended March 31, 2006 as compared to $239.4 million for the three months ended March 31, 2005. The increase in combined net revenues was primarily due to the continued strength of the Las Vegas local economy, continued population and employment growth in the Las Vegas valley as well as the continued success of our Jumbo brand products, including Jumbo Jackpot.

Consolidated operating income increased 6.0% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase is primarily due to increased consolidated net revenues noted above.

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123R utilizing the modified prospective application. Under the modified prospective application, SFAS 123R applies to new awards and to awards that were outstanding on December 31, 2005 that are subsequently modified, repurchased or cancelled.  Under the modified prospective application, compensation cost recognized in the quarter ended March 31, 2006 includes compensation cost of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  Accordingly, prior period amounts are not restated to reflect the impact of adopting SFAS 123R under the modified prospective application.

Upon adopting SFAS 123R, the Company’s income before income taxes and net income for the quarter ended March 31, 2006 were reduced by $0.5 million and $0.4 million, respectively.  The impact on net income represents compensation expense related to stock option awards that were previously not recognized in the financial statements as a result of the application of APB Opinion 25. The recognition of compensation expense related to the issuance of restricted stock has not changed with the adoption of SFAS 123R, with the exception of the estimate for forfeitures, and continues to be expensed in statements of operations.  Reported basic and diluted earnings per share for the quarter ended March 31, 2006 would have remained the same had we not adopted SFAS 123R.

The following table highlights the various sources of our revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three months ended March 31,		Percent
	2006	2005	Change
Casino revenues	$216,223	$204,013	6.0%
Casino expenses	74,180	70,728	4.9%
Margin	65.7%	65.3%

Food and beverage revenues	$38,871	$36,837	5.5%
Food and beverage expenses	26,576	25,242	5.3%
Margin	31.6%	31.5%

Room revenues	$17,021	$16,381	3.9%
Room expenses	5,544	5,202	6.6%
Margin	67.4%	68.2%

Other revenues	$13,972	$11,183	24.9%
Other expenses	4,583	3,930	16.6%

Selling, general and administrative expenses	$44,623	$43,939	1.6%
Percent of net revenues	15.3%	16.1%

Corporate expense	$16,287	$14,192	14.8%
Percent of net revenues	5.6%	5.2%

Earnings from joint ventures	$11,923	$10,690	11.5%

Casino. Casino revenues increased 6.0% to $216.2 million for the three months ended March 31, 2006 as compared to $204.0 million for the three months ended March 31, 2005. The increase in casino revenues is primarily due to the same factors affecting the combined net revenues for our Major Las Vegas Operations noted above. Casino expenses increased 4.9% to $74.2 million for the three months ended March 31, 2006 as compared to $70.7 million for the three months ended March 31, 2005, due to an increase in gaming taxes as a result of higher gaming revenues and an increase in departmental costs of providing promotional allowances.

Food and Beverage. Food and beverage revenues increased 5.5% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, due to selected menu price increases, as well as enhancements at the Sunset Station buffet in December 2005. Food covers remained virtually unchanged while the average guest check increased 5.8% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The increase in the average guest check was a result of selected menu price increases. Food and beverage expenses increased 5.3% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to increases in selected food cost items.

Room. Room revenues increased 3.9% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Room occupancy increased to 98% for the three months ended March 31, 2006 as compared to 97% for the three months ended March 31, 2005, while the average daily room rate increased to $66 from $65 over the same period. The increase in room rate was primarily due to a continued increase in consumer demand for rooms in Las Vegas as compared to the prior year.

Other. Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and arcades. Other revenues increased 24.9% to approximately $14.0 million for the three months ended March 31, 2006 as compared to approximately $11.2 million for the three months ended March 31, 2005. The increase in other revenues is primarily due to the opening of the bowling center at Sunset Station in April 2005 and the movie theater complex at Santa Fe Station in May 2005.

Management Fees. We manage Thunder Valley on behalf of the United Auburn Indian Community (the “UAIC”) and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Barley’s and The Greens and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch and 10% of EBITDA from Barley’s and The Greens. For the three months ended March 31, 2006, management fees increased to approximately $25.9 million as compared to $23.3 million for the three months ended March 31, 2005. The increase is due to improved results at both Thunder Valley and Green Valley Ranch.

Selling, General and Administrative (“SG&A”). SG&A expenses increased 1.6% to $44.6 million for the three months ended March 31, 2006 as compared to $43.9 million for the three months ended March 31, 2005. SG&A as a percentage of net revenues, decreased to 15.3% for the three months ended March 31, 2006 as compared to 16.1% for the three months ended March 31, 2005. A large portion of these costs are fixed and, as a result, as revenues increased the percentage of SG&A to net revenues decreased.

Corporate Expense. Corporate expense as a percentage of net revenues increased to 5.6% for the three months ended March 31, 2006 as compared to 5.2% for the three months ended March 31, 2005. Corporate expense increased 14.8% to $16.3 million for the three months ended March 31, 2006 as compared to $14.2 million for the three months ended March 31, 2005. The increase is due primarily to increased incentive compensation which includes cash and restricted stock.

Development Expense. Development expense includes costs to identify potential gaming opportunities, the internal costs incurred to bring the Native American projects currently under contract to fruition and other development opportunities, which include payroll, travel and legal expenses. Development expenses for the three months ended March 31, 2006 and 2005 were approximately $2.1 million and $2.6 million, respectively.

Depreciation and Amortization. Depreciation and amortization increased 5.4% in the three months ended March 31, 2006 to $25.7 million as compared to $24.4 million in the three months ended March 31, 2005. This increase was primarily due to the completion of the bowling center at Sunset Station in April 2005 and the remodel of the buffet at Sunset Station in December 2005.

Preopening Expenses. Preopening expenses for the three months ended March 31, 2006 and 2005 were approximately $14.1 million and $0.6 million, respectively, which include costs related to projects under development including Red Rock (see “Future Development”).

Lease Terminations. During the three months ended March 31, 2006 and 2005, we recorded approximately $0.5 million and $8.1 million, respectively, to terminate various leases on land adjacent to the current Wild Wild West property.

Earnings from Joint Ventures. We own a 50% interest in Green Valley Ranch, Barley’s, The Greens and Aliante Station, and a 6.7% interest in the Palms Casino Resort. For the three months ended March 31, 2006, we recorded approximately $11.9 million as our share of the earnings from these joint ventures as compared to approximately $10.7 million for the three months ended March 31, 2005. The increase in earnings from joint ventures is primarily a result of the improved results at Green Valley Ranch.

Interest Expense. Interest expense, net of capitalized interest, increased 25.6% to $23.8 million in the three months ended March 31, 2006 as compared to $19.0 million in the three months ended March 31, 2005. Gross interest expense increased approximately $14.5 million due to an increase in our long-term debt by approximately $982.1 million from March 31, 2005 to March 31, 2006, and an increase in our weighted-average cost of debt to 6.4% from 6.0% for three months ended March 31, 2006 and 2005, respectively. Capitalized interest increased approximately $9.6 million for the three months ended March 31, 2006 primarily due to interest capitalized for the construction of Red Rock (see “Future Development”).

Interest and Other Expense from Joint Ventures. We recorded approximately $1.6 million and $1.7 million in interest and other expense related to our unconsolidated joint ventures for the three months ended March 31, 2006 and 2005, respectively.

Loss on Early Retirement of Debt. During the first quarter of 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008. As a result of the redemption we recorded a loss on early retirement of debt of approximately $0.7 million during the three months ended March 31, 2005 to reflect the write-off of unamortized loan costs and call premium.

Liquidity and Capital Resources

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects such as Red Rock and the expansions at Green Valley Ranch, Santa Fe Station, and Fiesta Henderson entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

During the three months ended March 31, 2006, we generated cash flows from operating activities of approximately $64.4 million. In addition, we received approximately $298.5 million from the issuance of senior subordinated notes and $0.5 million from the exercise of stock options. At March 31, 2006, we had total available borrowings of $2.0 billion under the Revolving Facility, which was reduced by borrowings of $466.6 million and various letters of credit totaling approximately $12.1 million, leaving approximately $1.5 billion available as of March 31, 2006. We had $76.5 million in cash and cash equivalents as of March 31, 2006.

During the three months ended March 31, 2006, total capital expenditures were $271.1 million, of which approximately $172.1 million was related to the development of Red Rock (see “Future Development”), approximately $26.9 for the purchase of land, approximately $17.0 million was for the phase III expansion at Santa Fe Station, approximately $10.5 million was for the phase II expansion at Fiesta Henderson, approximately $44.6 million was for maintenance and various other projects. In addition to capital expenditures, we purchased $264.8 million of our common stock and paid approximately $16.7 million in common stock dividends.

Our primary cash requirements for the remainder of 2006 are expected to include (i) approximately $47 million for the payment of common stock dividends, (ii) approximately $240 million related to development and construction of Red Rock, (iii) approximately $61 million related to the phase III expansion of Santa Fe Station, (iv) approximately $43 million related to the phase II expansion at Fiesta Henderson, (v)  approximately $232 million for the repurchase of our common stock related to the ASB program, (vi) payments related to our existing and other potential Native American projects, (vii) principal and interest payments on indebtedness, (viii) maintenance and other capital expenditures, (iv) other strategic land purchases and (x) opportunistic repurchases of our common stock.

We believe that cash flows from operations, borrowings under our Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2006. However, we are continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see “Description of Certain Indebtedness and Capital Stock”) and other applicable agreements.

Off-Balance Sheet Arrangements

As of March 31, 2006, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a notional amount of $300.0 million (see “Description of Certain Indebtedness and Capital Stock — Interest Rate Swaps”). We also have certain contractual obligations including long-term debt, operating leases, employment contracts, long-term stay on agreements, slot conversion purchases and the purchase of land. Other than the issuance of the $300 million of 6 5/8% senior subordinated notes, there were no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Future Development – Las Vegas

Red Rock

On April 18, 2006, we opened phase I of Red Rock Casino Resort Spa (“Red Rock”) located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. Phase I includes 415 hotel rooms, approximately 3,200 slot machines, 94,000 square feet of meeting and convention space, a 35,000-square-foot spa, nine full-service restaurants, a 16-screen movie theater complex, a night club and private pool club operated by Midnight Oil Company, both indoor and outdoor entertainment venues and parking for approximately 5,000 vehicles. The cost of phase I is expected to be approximately $760.0 million. Phase II includes an additional hotel tower containing over 400 hotel rooms, additional meeting and convention space and an expanded spa which is currently under construction and expected to be completed by early 2007. The total cost of both phases of Red Rock is expected to be approximately $925 million, of which approximately $806.5 million had been incurred as of March 31, 2006.

On July 27, 2005, we entered into a joint venture with Cloobeck Molasky Partners I, LLC (“Cloobeck Molasky”) to develop a high-end residential project on approximately 5 acres located adjacent to the hotel at Red Rock. It is anticipated that the residential project will contain approximately 400 luxury units. Pursuant to the terms of the operating agreement, we will own 80% of the joint venture and Cloobeck Molasky will own 20%. Subject to obtaining local approvals and market conditions, sales of the residential towers are expected to begin in 2006.

Santa Fe Station Expansion

In October 2005, we began a $130 million phase III master-planned expansion at Santa Fe Station which is expected to include a 2,900-space parking garage, a 500-seat buffet, 400 additional slot machines, a remodeled and expanded race and sports book, a 15,000 square-foot meeting and banquet facility and a new center bar. The entire project is expected to include approximately 125,000 square-feet of additional space. Construction of this project is expected to be completed in phases beginning in the third quarter of 2006 through the summer of 2007. Approximately $28.0 million had been incurred on the expansion as of March 31, 2006.

Fiesta Henderson Expansion

In October 2005, we began a $70 million phase II master-planned expansion at Fiesta Henderson which is expected to include a 1,500-space parking garage, 350 additional slot machines, a remodeled and expanded race and sports book and a 12-screen movie theater complex. Construction of the project is expected to be completed in the third quarter of 2006 with the exception of the movie theater complex which is expected to be completed in the summer of 2007. Approximately $20.1 million had been incurred on the expansion as of March 31, 2006.

Green Valley Ranch Expansion

In October 2005, we began a $115 million phase III master-planned expansion at Green Valley Ranch which is expected to include a 1,500-space parking garage, additional slot machines, a new race and sports book, a new poker room, a 500-seat entertainment lounge, 14,000 square feet of convention space and two new restaurants. Construction of this project is expected to be completed in phases from the fourth quarter of 2006 through summer of 2007. Approximately $36.6 million had been incurred on the expansion as of March 31, 2006.

Aliante Station

In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We will develop and manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include 200 hotel rooms, approximately 2,000 slot machines, multiple full-service restaurants and a multi-screen movie theater complex. We expect to begin construction on Aliante Station in early 2007 with a cost of approximately $450 million. Pursuant to the terms of the agreement, in January 2006, we contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture.

Future Development – Native American

The Federated Indians of Graton Rancheria

We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the “FIGR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing the project and, upon opening, we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 24% of the facility’s net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In August 2003, we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In August 2005, we purchased 180 acres of the optioned property and an additional 90 acres. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (“DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (“NIGC”). Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of March 31, 2006, we had advanced approximately $128.8 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the FIGR project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of March 31, 2006, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. We have agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of March 31, 2006, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of March 31, 2006, we had advanced approximately $30.3 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 145 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI taking the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake’s motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. As with all litigation, no assurances can be provided as to the outcome of that lawsuit. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

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

As of March 31, 2006, we had advanced approximately $7.4 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of March 31, 2006, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of March 31, 2006 we had advanced approximately $5.0 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. These payments will be expensed as incurred. As of March 31, 2006, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

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

As of March 31, 2006, we had $232.0 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 219 acres in the Las Vegas valley, 188 acres in the Sacramento area near Thunder Valley and 104 acres in Reno, Nevada. The primary gaming entitled land that we own in the Las Vegas Valley consists of 67 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 60 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 26 acres on Boulder Highway at the site formerly known as Castaways Hotel Casino and Bowling Center.

We have also acquired or are under contract to acquire approximately 67 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 48 acres have been acquired as of March 31, 2006. During the three months ended March 31, 2006 and 2005, we incurred and expensed approximately $0.5 million and $8.1 million, respectively, to terminate various leases related to this land. In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. In July 2005, we entered into an agreement to extend the date for the close of escrow to no later than January 2007 at a purchase price of $36 million, provided either party may accelerate the close of escrow to an earlier date upon 90 days’ prior written notice to the other party. In addition, the agreement reduced the lease expense from $2.9 million to $1.6 million per year. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets.

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

We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our operating results. We have settled and finalized the Internal Revenue Service audits up through and including the years ended December 31, 2002.

Description of Certain Indebtedness and Capital Stock

Revolving Facility

In December 2005, we increased our availability under our revolving credit facility (the “Revolving Facility”) from $1.0 billion to $2.0 billion and extended the maturity by one year to December 2010. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of March 31, 2006, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.00%. The maximum margin for Eurodollar Rate borrowings is 1.75%. The maximum margin for Alternate Base Rate borrowings is 0.50%. As of March 31, 2006, the fee for the unfunded portion of the Revolving Facility was 0.25%.

The Revolving Facility contains certain financial and other covenants. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 3.25 to 1.00 for each quarter until December 31, 2008 and 3.00 to 1.00 for the remaining term of the facility and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.25 to 1.00 for each quarter. As of March 31, 2006, the Borrowers’ funded debt to Adjusted EBITDA ratio was 1.21 to 1.00 and the fixed charge coverage ratio was 2.02 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 5.50 to 1.00 through December 31, 2006, which reduces to 5.25 to 1.00 on March 31, 2007 through December 31, 2007, to 5.00 to 1.00 on March 31, 2008 through December 31, 2008, to 4.75 to 1.00 on March 31, 2009 through December 31, 2009 and to 4.50 to 1.00 on March 31, 2010. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness and investments. As of March 31, 2006, our consolidated funded debt to Adjusted EBITDA ratio was 4.92 to 1.00. We have pledged the stock of all of our major subsidiaries.

Senior and Senior Subordinated Notes

On March 13, 2006, we issued $300.0 million of 6 5/8% senior subordinated notes due March 2018. Proceeds from the sale of the notes were used to reduce a portion of the amount outstanding on our Revolving Facility.

During the first quarter of 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008. As a result of the redemption, we recorded a loss on early retirement of debt of approximately $0.7 million in the three months ended March 31, 2005 to reflect the write-off of the unamortized loan costs and call premium.

The indentures (the “Indentures”) governing our senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit us and our subsidiaries’ ability to incur additional debt. At March 31, 2006, our Consolidated Coverage Ratio (as defined in the Indentures) was 3.9 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

Interest Rate Swaps

We have entered into various interest rate swaps with members of its bank group to manage interest expense. As of March 31, 2006, we have interest rate swaps with a combined notional amount of $300.0 million. We entered into a fair value hedge interest rate swap with a notional amount of $50.0 million tied directly to our 6% senior notes converting a portion of our fixed-rate debt to a floating-rate based upon three-month LIBOR rates, terminating in April 2012. This interest rate swap qualifies for the “shortcut” method allowed under Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS 138 and 149), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS 133, we recorded a liability of $3.0 million and $2.1 million as of March 31, 2006 and December 31, 2005, respectively, representing the fair value of the interest rate swaps and a corresponding decrease in long-term debt, as these interest rate swaps are considered highly effective under the criteria established by SFAS 133. We paid a weighted average rate based on LIBOR, which approximated 6.2% at March 31, 2006 and received a fixed rate of 6.0%.

In December 2005, we entered into an interest rate swap with a notional amount of $250.0 million tied directly to our Revolving Facility and converts a portion of our floating-rate debt to a fixed-rate based on three-month LIBOR rates, terminating December 2010. As of March 31, 2006, we paid a rate of 4.9% and received three-month LIBOR, which approximated 4.9%. This interest rate swap is designated and qualifies as a cash flow hedge resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss). For the three months ended March 31, 2006, we recorded other comprehensive income of $2.9 million related to the change in market value of this interest rate swap.

The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap. The net effect of the interest rate swaps resulted in additional interest expense of $29,000 for the three months ended March 31, 2006 and a reduction of interest expense of $1.3 million for the three months ended March 31, 2005.

Green Valley Ranch Financing

Green Valley Ranch is owned by a 50/50 joint venture between us and GCR Gaming. In December 2004, Green Valley Ranch entered into a new $250 million Second Amended and Restated Loan Agreement (the “Green Valley Facility”), which refinanced the existing $250 million revolving credit facility and term loan. The Green Valley Facility extends the maturity of the revolving portion to December 2009 and the term loan portion to December 2011. The outstanding balance of the Green Valley Ranch revolving credit facility as of March 31, 2006 was approximately $209.0 million.

Common Stock

We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 80,328,927 shares of which were issued and 14,409,631 shares of which were held in treasury as of March 31, 2006. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

On March 3, 2006, we paid a quarterly cash dividend of $0.25 per share to shareholders of record on February 10, 2006 for approximately $16.7 million. On May 4, 2006, we announced a quarterly cash dividend of $0.25 per share which is payable on June 2, 2006 to shareholders of record on May 12, 2006. During the quarter ended March 31, 2005, we paid a quarterly cash dividend of $0.21 per share for approximately $14.2 million.

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

Treasury Stock

During the three months ended March 31, 2006, we repurchased 3.9 million shares of our common stock for approximately $264.8 million. On April 10, 2006, we purchased 2.7 million shares of our common stock for approximately $232 million in an accelerated stock buyback (“ASB”) program. Pursuant to the terms of the ASB program, we could receive up to an additional 367,539 shares from a third party subject to the volume weighted average price of our common stock during the term of the ASB program and collar provisions setting minimum and maximum prices for the repurchase of such shares. As of April 30, 2006, we are authorized to purchase from 2.7 million to 3.1 million additional shares upon settlement of the ASB program.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. We present below a discussion of our policies related to share-based compensation which has been updated from the discussion in our Annual Report.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share-Based Payment”, replacing and superseding both SFAS 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires fair value measurement and recognition in the financial statements for all share-based compensation arrangements. SFAS 123R also requires additional disclosures related to income tax effects and cash flows resulting from share-based compensation arrangements. SFAS 123R is effective for the first annual reporting period that begins after June 15, 2005. Adoption of SFAS 123R in the Company’s first quarter ended March 31, 2006 reduced earnings consistent with past pro forma share-based compensation disclosures. See Note 6 for additional information.

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

The following table provides information about our long-term debt at March 31, 2006 (see also “Description of Certain Indebtedness and Capital Stock”) (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Revolving Facility, weighted average interest rate of approximately 6.2%	December 2010	$2,000,000	$466,600	$466,600
6 1/2% senior subordinated notes	February 2014	450,000	450,000	444,938
6% senior notes	April 2012	450,000	448,591	442,125
6 7/8% senior subordinated notes	March 2016	700,000	707,863	702,625
6 5/8% senior subordinated notes	March 2018	300,000	298,504	293,625
Other debt, weighted-average interest rate of approximately 6.0%	2007-2026	17,313	17,313	17,313
Market value of interest rate swaps		(5,186)	(5,186)	(5,186)
Total		$3,912,127	$2,383,685	$2,362,040

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	As of March 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$—	$5,335	$—	$—	$—	$1,904,958	$1,910,293
Weighted-average interest rate	—	6.0%	—	—	—	6.5%	6.5%
Variable-rate	$239	$709	$250	$265	$466,882	$10,233	$478,578
Weighted-average interest rate	6.2%	6.6%	6.2%	6.5%	6.2%	6.0%	6.2%
Interest rate swaps:
Notional amount	$—	$—	$—	$—	$250,000	$50,000	$300,000
Average payable rate	—	—	—	—	4.9%	6.2%	5.1%
Average receivable rate	—	—	—	—	4.9%	6.0%	5.1%

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

Part II - OTHER INFORMATION

Item 1.           Legal Proceedings

Station Casinos and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the matters and litigation inherently involves significant costs.

Item 1A. Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material changes to those risk factors during the three months ended March 31, 2006.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended March 31, 2006 (unaudited):

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs

January 1 – 31, 2006	1,912,500	$67.72	1,912,500	8,235,734
February 1 – 28, 2006	1,297,566	66.81	1,296,800	6,938,934
March 1 – 31, 2006	678,151	71.68	669,950	6,268,984
Total	3,888,217	$68.11	3,879,250	6,268,984

(a)                                  The shares purchased by the Company during the three months ended March 31, 2006, consisted of 8,967 shares withheld to offset tax withholding obligations that occur upon vesting of the restricted shares.

(b)                                 On July 27, 2001, the Board of Directors authorized the Company to repurchase up to 10 million shares of its common stock, in addition to 9,482,483 shares previously authorized for repurchase, under a share repurchase program.

Item 3.           Defaults Upon Senior Securities - None.

Item 4.           Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information – None.

Item 6.    Exhibits

(a)                          Exhibits –

No. 4.1 – Form of 6 5/8% Subordinated Notes of the Registrant. (included in Exhibit 4.2)

No. 4.2 – Indenture dated as of March 13, 2006 between the Registrant and Law Debenture Trust Company of New York as Trustee.

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

Station Casinos, Inc.,
Registrant

DATE: May 10, 2006	/s/ Glenn C. Christenson
Glenn C. Christenson,
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Principal Accounting Officer)