Form 10-Q
period 2006-06-30
STATION CASINOS INC
filed 2006-08-09
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer    ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common stock, $0.01 par value	59,574,745

STATION CASINOS, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

STATION CASINOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,474	$85,552
Receivables, net	47,192	19,604
Inventories	9,421	6,370
Prepaid gaming tax	25,190	17,942
Prepaid expenses	11,952	9,743
Total current assets	184,229	139,211
Property and equipment, net	2,385,991	1,990,584
Goodwill	154,498	154,498
Land held for development	238,495	252,444
Investments in joint ventures	197,788	129,191
Native American development costs	175,126	165,244
Other assets, net	115,449	97,871
Total assets	$3,451,576	$2,929,043
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$242	$108
Accounts payable	16,069	12,611
Construction contracts payable	133,966	83,151
Accrued expenses and other current liabilities	154,694	132,895
Total current liabilities	304,971	228,765
Long-term debt, less current portion	3,036,261	1,944,220
Deferred income tax, net	106,816	79,015
Other long-term liabilities, net	54,897	46,229
Total liabilities	3,502,945	2,298,229
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 80,468,077 and 79,047,602 shares issued	592	578
Treasury stock, 20,684,019 and 10,521,414 shares, at cost	(896,686)	(159,128)
Additional paid-in capital	567,980	627,352
Deferred compensation—restricted stock	—	(73,599)
Accumulated other comprehensive income	5,584	24
Retained earnings	271,161	235,587
Total stockholders’ (deficit) equity	(51,369)	630,814
Total liabilities and stockholders’ (deficit) equity	$3,451,576	$2,929,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Operating revenues:
Casino	$245,137	$202,896	$461,360	$406,909
Food and beverage	56,276	36,715	95,147	73,552
Room	21,619	15,681	38,640	32,062
Other	17,862	12,867	31,834	24,050
Management fees	23,984	23,626	49,884	46,902
Gross revenues	364,878	291,785	676,865	583,475
Promotional allowances	(23,087)	(17,817)	(42,604)	(36,047)
Net revenues	341,791	273,968	634,261	547,428
Operating costs and expenses:
Casino	86,949	70,698	161,129	141,426
Food and beverage	41,423	25,982	67,999	51,224
Room	7,839	5,365	13,383	10,567
Other	6,820	4,388	11,403	8,318
Selling, general and administrative	58,157	44,434	102,780	88,373
Corporate expense	16,472	14,072	32,759	28,264
Development expense	2,549	2,091	4,681	4,702
Depreciation and amortization	31,363	25,117	57,027	49,470
Preopening expenses	13,566	1,186	27,688	1,803
Loss (gain) on asset disposals, net	65	301	(778)	214
Lease terminations	—	3,560	500	11,654
	265,203	197,194	478,571	396,015
Operating income	76,588	76,774	155,690	151,413
Earnings from joint ventures	9,917	8,710	21,840	19,400
Operating income and earnings from joint ventures	86,505	85,484	177,530	170,813
Other expense:
Interest expense, net	(41,345)	(18,884)	(65,161)	(37,850)
Interest and other expense from joint ventures	(1,480)	(2,142)	(3,048)	(3,826)
Loss on early retirement of debt	—	—	—	(678)
	(42,825)	(21,026)	(68,209)	(42,354)
Income before income taxes	43,680	64,458	109,321	128,459
Income tax provision	(16,887)	(23,849)	(41,406)	(47,210)
Net income	$26,793	$40,609	$67,915	$81,249
Earnings per common share:
Basic	$0.46	$0.60	$1.10	$1.20
Diluted	$0.44	$0.58	$1.07	$1.17
Weighted average common shares outstanding:
Basic	58,851	67,902	61,463	67,670
Diluted	60,921	69,469	63,458	69,223
Dividends paid per common share	$0.25	$0.21	$0.50	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$67,915	$81,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,027	49,470
Loss on early retirement of debt	—	678
Tax benefit from exercise of stock options	—	17,677
Excess tax benefit from exercise of stock options	(1,618)	—
Share-based compensation	11,525	6,107
Earnings from joint ventures, net	(18,792)	(15,574)
Distributions from joint ventures	679	1,529
Amortization of debt discount, premium and issuance costs	2,243	1,657
Changes in assets and liabilities:
Receivables, net	(27,588)	4,029
Inventories and prepaid expenses	(12,508)	(4,398)
Deferred income tax	32,676	28,111
Accounts payable	3,458	(1,712)
Accrued expenses and other current liabilities	16,754	(4,475)
Other, net	1,878	1,874
Total adjustments	65,734	84,973
Net cash provided by operating activities	133,649	166,222
Cash flows from investing activities:
Capital expenditures	(476,537)	(298,290)
Construction contracts payable	50,815	16,601
Proceeds from sale of land, property and equipment	1,517	3,353
Investments in joint ventures, net	(2,481)	710
Native American development costs	(9,882)	(5,387)
Other, net	(11,904)	(4,997)
Net cash used in investing activities	(448,472)	(288,010)
Cash flows from financing activities:
Redemption of senior notes	—	(16,894)
Proceeds from the issuance of senior subordinated notes, net	298,500	204,500
Borrowings (payments) under bank facility with maturity dates less than three months, net	792,200	(51,500)
Exercise of stock options	1,098	9,843
Excess tax benefit from exercise of stock options	1,618	—
Debt issuance costs	(3,724)	(2,328)
Payment of dividends	(32,341)	(28,421)
Purchase of treasury stock	(737,558)	(527)
Other, net	(48)	(162)
Net cash provided by financing activities	319,745	114,511
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	4,922	(7,277)
Balance, beginning of period	85,552	68,417
Balance, end of period	$90,474	$61,140
Supplemental cash flow disclosures:
Cash paid for interest, net of $18,122 and $7,319 capitalized	$49,022	$29,047
Cash paid for income taxes, net	$29,283	$899
Capital expenditures financed by debt	$9,873	$—
Land contributed to joint venture	$47,340	$—

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

The accompanying condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2005 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”, replacing and superseding both SFAS 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires fair value measurement and recognition in the financial statements for all share-based compensation arrangements. SFAS 123R also requires additional disclosures related to income tax effects and cash flows resulting from share-based compensation arrangements. Adoption of SFAS 123R on January 1, 2006 reduced earnings consistent with past pro forma share-based compensation disclosures for the three and six months ended June 30, 2006. See Note 6 for additional information.

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

	June 30,	December 31,
	2006	2005
	(unaudited)
Green Valley Ranch (50.0%)	$121,176	$104,290
Barley’s (50.0%)	3,686	3,619
The Greens (50.0%)	3,443	3,396
Aliante Station (50.0%)	51,098	—
Palms Casino Resort (6.7%)	18,385	17,886
Investments in joint ventures	$197,788	$129,191

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Current assets	$51,807	$67,436
Property and equipment and other assets, net	1,049,512	835,171
Current liabilities	67,640	74,393
Long-term debt and other liabilities	445,327	384,289
Stockholders’ equity	588,352	443,925

Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Net revenues	$120,447	$106,039	$244,730	$211,819
Operating costs and expenses	93,783	83,195	185,794	161,926
Operating income	26,664	22,844	58,936	49,893
Interest and other expense, net	(3,034)	(5,736)	(5,941)	(9,030)
Net income	$23,630	$17,108	$52,995	$40,863

2.   Investments in Joint Ventures (Continued)

The operating earnings from these joint ventures are shown as a separate line item on the Company’s condensed consolidated statements of operations after operating income. In addition, interest and other expense from these joint ventures is shown as a separate component under other expense in the Company’s condensed consolidated statements of operations. The following table identifies the total earnings from joint ventures (amounts in thousands, unaudited):

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2004
Operating earnings from joint ventures	$9,917	$8,710	$21,840	$19,400
Interest and other expense from joint ventures	(1,480)	(2,142)	(3,048)	(3,826)
Net earnings from joint ventures	$8,437	$6,568	$18,792	$15,574

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

4.   Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Revolving credit facility, $2.0 billion limit at June 30, 2006, due December 16, 2010, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (7.0% and 5.8% at June 30, 2006 and December 31, 2005, respectively)	$1,122,200	$330,000
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009	450,000	450,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $1.4 million and $1.5 million at June 30, 2006 and December 31, 2005, respectively	448,641	448,542
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized premium of $7.7 million and $8.0 million at June 30, 2006 and December 31, 2005, respectively	707,720	708,003
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $1.5 million at June 30, 2006	298,525	—
Other long-term debt, weighted-average interest of 6.0% and 6.4% at June 30, 2006 and December 31, 2005, respectively, maturity dates ranging from 2007 to 2026	17,273	9,244
Total long-term debt	3,044,359	1,945,789
Current portion of long-term debt	(242)	(108)
Market value of interest rate swaps	(7,856)	(1,461)
Total long-term debt, net	$3,036,261	$1,944,220

Revolving Facility

In December 2005, the Company increased its availability under its revolving credit facility (the “Revolving Facility”) from $1.0 billion to $2.0 billion and extended the maturity by one year to December 2010. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of the Company’s assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by the Company. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on the Company’s combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of June 30, 2006, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%. The maximum margin for Eurodollar Rate borrowings is 2.00%. The maximum margin for Alternate Base Rate borrowings is 0.75%. As of June 30, 2006, the fee for the unfunded portion of the Revolving Facility was 0.30%.

The Revolving Facility contains certain financial and other covenants, some of which were amended in June 2006. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 4.50 to 1.00 for each quarter until December 31, 2008, which reduces to 4.25 to 1.00 on March 31, 2009 through December 31, 2009 and to 4.00 to 1.00 on March 31, 2010 and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.25 to 1.00 for each quarter. As of June 30, 2006, the Borrowers’ funded debt to Adjusted EBITDA ratio was 2.30 to 1.00 and the fixed

4.   Long-term Debt (Continued)

charge coverage ratio was 2.20 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 6.50 to 1.00 through June 30, 2007, which reduces to 6.25 to 1.00 on September 30, 2007 through June 30, 2008, to 6.00 to 1.00 on September 30, 2008 through December 31, 2008, to 5.50 to 1.00 on March 31, 2009 through December 31, 2009 and to 5.00 to 1.00 on March 31, 2010. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness and investments. As of June 30, 2006, the Company’s consolidated funded debt to Adjusted EBITDA ratio was 5.22 to 1.00. The Company has pledged the stock of all of its major subsidiaries.

Senior and Senior Subordinated Notes

On August 1, 2006, the Company agreed to issue $400.0 million of 7 3/4% senior notes due August 15, 2016. Proceeds from the sale of the notes will be used to reduce a portion of the amount outstanding on the Company’s Revolving Facility.

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

The indentures (the “Indentures”) governing the Company’s senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit the Company and its subsidiaries’ ability to incur additional debt. At June 30, 2006, the Company’s Consolidated Coverage Ratio (as defined in the Indentures) was 3.4 to 1.00. The Indentures provide that the Company may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event the Company’s Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits the Company’s ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require the Company to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens the Company can incur.

Interest Rate Swaps

The Company has entered into various interest rate swaps with members of its bank group to manage interest expense. As of June 30, 2006, the Company has interest rate swaps with a combined notional amount of $300.0 million. The Company entered into a fair value hedge interest rate swap with a notional amount of $50.0 million tied directly to the Company’s 6% senior notes converting a portion of the Company’s fixed-rate debt to a floating-rate based upon three-month LIBOR rates, terminating in April 2012. This interest rate swap qualifies for the “shortcut” method allowed under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS 138 and 149), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on the Company’s balance sheet with an offsetting adjustment to the carrying value of

4.   Long-term Debt (Continued)

the related debt. In accordance with SFAS 133, the Company recorded a liability of $3.7 million and $2.1 million as of June 30, 2006 and December 31, 2005, respectively, representing the fair value of this interest rate swap and a corresponding decrease in long-term debt, as this interest rate swap is considered highly effective under the criteria established by SFAS 133. The Company paid a rate based on LIBOR, which approximated 6.7% as of June 30, 2006 and received a fixed rate of 6.0%.

In December 2005, the Company entered into an interest rate swap with a notional amount of $250.0 million tied directly to the Company’s Revolving Facility converting a portion of the Company’s floating-rate debt to a fixed-rate based on three-month LIBOR rates, terminating in December 2010. As of June 30, 2006, the Company paid a fixed rate of 4.9% and received three-month LIBOR which approximated 5.3%. This interest rate swap is designated and qualifies as a cash flow hedge resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss) with an offsetting adjustment to the carrying value of the related debt. For the three and six months ended June 30, 2006, the Company recorded other comprehensive income of $1.9 million and $4.8 million, respectively, related to the change in market value of this interest rate swap. As a result, the Company recorded a decrease in long-term debt of $4.0 million as of June 30, 2006 and an increase in long-term debt of $0.8 million as of December 31, 2005.

The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap. The net effect of the interest rate swaps resulted in additional interest expense of approximately $53,000 and $82,000 for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, the net effect of the interest rate swaps resulted in a reduction of interest expense of approximately $0.7 million and $2.0 million, respectively.

5.   Stockholders’ Equity

Treasury Stock

During the three and six months ended June 30, 2006, the Company repurchased 6.3 million and 10.2 million shares, respectively, of its common stock for approximately $472.7 million and $737.6 million for the same periods, primarily through a combination of open market purchases and an accelerated stock buyback (“ASB”) program, completing the Company’s previously authorized stock repurchase. Of the shares repurchased in the second quarter 2006, 3.0 million shares related to the ASB program at a cost of approximately $232 million. On July 24, 2006, the Board of Directors authorized the repurchase up to an additional 10.0 million shares of which 1.8 million have been repurchased as of August 4, 2006 at a cost of approximately $100.0 million.

5.   Stockholders’ Equity (Continued)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires companies to disclose comprehensive income and the components of such income. Comprehensive income is the total of net income (loss) and all other non-stockholder changes in equity. The Company has recorded the mark-to-market valuation of its interest rate swap and its 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch as comprehensive income. Comprehensive income was computed as follows (amounts in thousands, unaudited):

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Net income	$26,793	$40,609	$67,915	$81,249
Mark-to-market valuation of interest rate swaps, net of tax	2,191	(676)	5,560	384
Comprehensive income	$28,984	$39,933	$73,475	$81,633

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

The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands, unaudited):

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding (used in calculation of basic earnings per share)	58,851	67,902	61,463	67,670
Potential dilution from the assumed exercise of stock options and unvested restricted stock	2,070	1,567	1,995	1,553
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	60,921	69,469	63,458	69,223

On July 25, 2006, the Company announced an increase in its quarterly cash dividend to $0.2875 per share which is payable on September 1, 2006 to shareholders of record on August 11, 2006. During the six months ended June 30, 2006, the Company paid a quarterly cash dividend of $0.25 per share to shareholders of record on February 10, 2006 and May 12, 2006 for approximately $32.3 million. During the six months ended June 30, 2005, the Company paid a quarterly cash dividend of $0.21 per share to shareholders of record on February 11, 2005 and May 13, 2005 for approximately $28.4 million.

6.   Share-Based Compensation

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

Summarized information under the 2005 Plan for the six months ended June 30, 2006, is as follows (unaudited):

	Options	Weighted average exercise price	Restricted Shares	Weighted average grant date fair value	Total
Outstanding at December 31, 2005	2,314,182	$12.12	2,124,594	$37.24	4,438,776
Granted	—	—	1,340,100	$68.47	1,340,100
Exercised/Lapsed	(90,775)	$12.09	(94,269)	$29.72	(185,044)
Canceled	(5,550)	$16.93	(10,400)	$66.99	(15,950)
Outstanding at June 30, 2006	2,217,857	$12.11	3,360,025	$49.81	5,577,882
Exercisable at June 30, 2006	1,699,257	$12.56
Available for grant at June 30, 2006					1,129,195

Effective January 1, 2006, the Company adopted SFAS 123R utilizing the modified prospective application. Under the modified prospective application, SFAS 123R applies to new awards and to awards that were outstanding on December 31, 2005 that are subsequently modified, repurchased or cancelled. Under the modified prospective application, compensation cost recognized for the three and six months ended June 30, 2006 includes compensation cost of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimate in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provisions of SFAS 123R. Accordingly, prior period amounts are not restated to reflect the impact of adopting SFAS 123R under the modified prospective application.

The recognition of compensation expense related to the issuance of restricted stock has not changed with the adoption of SFAS 123R, with the inclusion of the estimate of forfeitures, and such compensation expense continues to be expensed in the statements of operations. The following table reflects the impact in net income of adopting SFAS 123R reflecting compensation expense related to stock option awards that was previously not recognized in the financial statements due to the Company’s prior application of APB Opinion 25 (amounts in thousands, except per share data, unaudited):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Reduction in income before income taxes	$533	$1,072
Reduction in net income	$347	$697
Reduction in basic earnings per common share	—	$0.02
Reduction in diluted earnings per common share	$0.01	$0.01

6.   Share-Based Compensation (Continued)

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the market price of the option exercised over the exercise price of such options. In accordance with SFAS 123R, for the six months ended June 30, 2006, the Company reported the tax benefit from the exercise of stock options as financing cash flows rather than operating cash flows as reported prior to the adoption of 123R. For the six months ended June 30, 2006, the Company reported $1.6 million of excess tax benefit.

Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and expensed using the straight-line approach. Option valuation models require the input of highly subjective assumptions and changes in the assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on implied and historical factors related to the Company’s common stock. The expected term represents the weighted-average time between grant date and exercise date and the risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term. No stock options were granted during 2005 or 2006 resulting in no assumptions for dividend yield, expected volatility, risk-free interest rate or expected term of option.

The Company uses historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS 123R requires that forfeitures be included as part of the grant date estimate. The effect of forfeitures related to previous SFAS 123 pro forma expense was not material. At June 30, 2006, there was $1.5 million of unrecognized compensation expense related to share-based payments which is expected to be recognized over a weighted-average period of 0.8 years. Based on stock options outstanding at June 30, 2006, the Company estimates $1.1 million of additional expense in 2006, $0.3 million in 2007 and virtually zero thereafter. The remaining weighted average contractual term for options outstanding at June 30, 2006 is 5.1 years and 4.9 years for options exercisable at June 30, 2006.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. At June 30, 2006, the aggregate intrinsic value of stock options outstanding was $124.1 million and the aggregate intrinsic value of stock options exercisable was $94.3 million. Total intrinsic value of stock options exercised was $2.7 million and $5.4 million, for the three and six months ended June 30, 2006, respectively.

Net cash proceeds from the exercise of stock options were $1.1 million and $9.8 million for the six months ended June 30, 2006 and 2005, respectively. The actual income tax benefit realized from stock option exercises was $1.6 million and $17.7 million for the same periods, respectively.

Restricted Stock

The unearned share-based compensation related to restricted stock is amortized to compensation expense over the period the restrictions lapse (generally five to ten years). The share-based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period. Upon adoption of SFAS 123R, the Company recognizes compensation expense based on its expectation of which restricted stock awards will vest over the requisite service period for such awards. Prior to implementing SFAS 123R, the Company recognized deferred compensation as a contra-equity account representing the amount of unrecognized restricted stock expense that was reduced as the expense was recognized. Under the provisions of SFAS 123R, the previously recorded deferred compensation was netted against additional paid-in capital.

6.   Share-Based Compensation (Continued)

As of June 30, 2006, the Company has unearned share-based compensation of $154.2 million associated with these awards. The total fair value of restricted shares that vested for the three months ended June 30, 2006 and 2005 was $1.3 million and $0.3 million, respectively. The total fair value of restricted shares that vested for the six months ended June 30, 2006 and 2005 was $6.8 million and $5.6 million, respectively.

Compensation Expense

Upon adoption of SFAS 123R, the Company began recognizing compensation expense related to stock option awards that were previously disclosed as pro forma information regarding net income and earnings per share. Compensation expense related to restricted stock awards continues to be expensed as under APB Opinion 25, with the inclusion of estimated forfeitures.

The following table represents where reported share-based compensation expense was classified in the accompanying condensed consolidated statements of operations (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Casino expense	$93	$54	$155	$115
Food & beverage expense	31	8	48	22
Room expense	12	—	12	1
Selling, general & administrative	644	402	1,098	723
Corporate	4,665	2,081	8,711	4,304
Development	609	358	1,126	774
Preopening	16	98	141	101
Total share-based compensation	6,070	3,001	11,291	6,040
Tax benefit	(2,125)	(1,050)	(3,952)	(2,114)
Total share-based compensation, net of tax	$3,945	$1,951	$7,339	$3,926

The following table compares actual net income reflecting SFAS 123R share-based compensation expense of $3.9 million and $7.3 million, respectively, as reported for the three and six months ended June 30, 2006 to the prior year’s pro forma SFAS 123 fair value compensation expense of $0.7 million and $1.3 million, respectively and reported APB Opinion 25 intrinsic value compensation expense of $2.0 million and $3.9 million, respectively, related to restricted stock amortization (amounts in thousands, except per share data, unaudited):

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
	(actual)	(proforma)	(actual)	(proforma)
Net income as reported	$26,793	$40,609	$67,915	$81,249
Additional pro forma share-based compensation, net of tax	—	(662)	—	(1,324)
Pro forma net income	$26,793	$39,947	$67,915	$79,925
Earnings per common share:
Basic—as reported	$0.46	$0.60	$1.10	$1.20
Basic—pro forma (prior year pro forma)	$0.46	$0.59	$1.10	$1.18
Diluted—as reported	$0.44	$0.58	$1.07	$1.17
Diluted—pro forma (prior year pro forma)	$0.44	$0.58	$1.07	$1.15

7.   Future Development

Las Vegas Development

Red Rock

On April 18, 2006, the Company opened phase I of Red Rock Casino Resort Spa (“Red Rock”) located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. Phase I includes a hotel tower, casino, meeting and convention space, a spa, nine restaurants, a multi-screen movie theater complex, a night club and private pool club operated by Midnight Oil Company and both indoor and outdoor entertainment venues. Phase II, which includes an additional hotel tower, additional meeting and convention space and an expanded spa, is currently under construction and is expected to be completed in early 2007. The total cost of phases I and II of Red Rock is expected to be approximately $1.0 billion, of which approximately $880.9 million had been incurred as of June 30, 2006.

On July 25, 2006, the Company announced the phase III master-planned expansion of Red Rock, which will include a 72-lane bowling center and expansions of both parking garages. Construction of the bowling center is currently underway and is expected to be completed in the second quarter of 2007. The expansions of the parking garages are expected to begin in September 2006 and will be completed in phases beginning in the third quarter of 2007 through the first quarter of 2008. The cost of this expansion is expected to be approximately $60 million to $65 million.

On July 27, 2005, the Company entered into a joint venture with Cloobeck Molasky Partners I, LLC (“Cloobeck Molasky”) to develop a high-end residential project on approximately 5 acres located adjacent to the hotel at Red Rock. It is anticipated that the residential project will contain approximately 400 luxury units. Pursuant to the terms of the operating agreement, the Company owned 80% of the joint venture and Cloobeck Molasky owned 20%. In June 2006, the Company notified Cloobeck Molasky that the joint venture had been dissolved based on the terms of the operating agreement. On July 5, 2006, one of the principals of Cloobeck Molasky submitted a demand for arbitration to the Company which seeks, among other things, to recover damages from the Company as a result of such dissolution. The Company is proceeding with the residential project, and subject to obtaining local approvals and market conditions, sales of the residential towers are expected to begin in 2006.

Santa Fe Station Expansion

In October 2005, the Company began a $130 million phase III master-planned expansion at Santa Fe Station which includes an additional parking garage, a buffet, additional slot machines, a remodeled and expanded race and sports book, a meeting and banquet facility and a new center bar. The entire project is expected to include approximately 125,000 square-feet of additional space. Construction of this project is expected to be completed in phases beginning in the third quarter of 2006 through the summer of 2007 Approximately $58.5 million had been incurred on the expansion as of June 30, 2006.

Fiesta Henderson Expansion

In October 2005, the Company began a $70 million phase II master-planned expansion at Fiesta Henderson which includes a parking garage, additional slot machines, a remodeled and expanded race and sports book and a multi-screen movie theater complex. Construction of the project is expected to be completed in the third quarter of 2006, with the exception of the movie theater complex which is expected to be completed in the summer of 2007. Approximately $33.4 million had been incurred on the expansion as of June 30, 2006.

7.   Future Development (Continued)

Green Valley Ranch Expansion

In October 2005, the Company began a $115 million phase III master-planned expansion at Green Valley Ranch which includes an additional parking garage, additional slot machines, a new race and sports book, a new poker room, an entertainment lounge, additional convention space and two new restaurants. Construction of this project is expected to be completed in phases from the fourth quarter of 2006 through the summer of 2007. Approximately $61.9 million had been incurred on the expansion as of June 30, 2006.

Aliante Station

In December 2005, the Company entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. The Company will develop and manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. The Company will receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include a hotel, casino, multiple full-service restaurants and a multi-screen movie theater complex. We expect to begin construction on Aliante Station in early 2007 with a cost of approximately $600 million. Pursuant to the terms of the agreement, in January 2006, the Company contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture.

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

In August 2003, the Company entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In August 2005, the Company purchased 180 acres of the optioned property and an additional 90 acres. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. As of June 30, 2006, the Company had advanced approximately $130.2 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the FIGR project, which is included on the Company’s condensed consolidated balance sheets. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, the Company has agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of June 30, 2006, approximately $2.0 million of these

7.   Future Development (Continued)

payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, the Company agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with the Company’s agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. The Company has agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of June 30, 2006, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by the Company in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, the Company has agreed to arrange financing for the ongoing development costs and construction of the project. As of June 30, 2006, the Company had advanced approximately $31.7 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on the Company’s condensed consolidated balance sheets. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, the Company’s portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

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

7.   Future Development (Continued)

receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

The Company has entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, the Company will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by the Company are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of June 30, 2006, the Company had advanced approximately $7.8 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on the Company’s condensed consolidated balance sheets. In addition, the Company has agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of June 30, 2006, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

The Company has entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, the Company will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. The Company has secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, the Company has agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by the Company are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of June 30, 2006, the Company had advanced approximately $5.5 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on the Company’s condensed consolidated balance sheets. In addition, the Company has agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of June 30, 2006, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include slot machines, table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the

7.   Future Development (Continued)

DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, the Company will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Land Held for Development

As of June 30, 2006, the Company had $238.5 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 221 acres in the Las Vegas valley, 188 acres in the Sacramento area near Thunder Valley and 104 acres in Reno, Nevada. The primary gaming entitled land that the Company owns in the Las Vegas valley consists of 67 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which the Company leases and has an option to purchase 2.5 acres and 26 acres on Boulder Highway at the site formerly known as Castaways Hotel Casino and Bowling Center.

The Company has also acquired or is under contract to acquire approximately 67 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 48 acres have been acquired as of June 30, 2006. During the six months ended June 30, 2006 and 2005, the Company incurred and expensed approximately $0.5 million and $11.7 million, respectively, to terminate various leases related to this land. In 2003, the Company exercised its option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. In July 2005, the Company entered into an agreement to extend the date for the close of escrow to no later than January 2007 at a purchase price of $36 million, provided either party may accelerate the close of escrow to an earlier date upon 90 days’ prior written notice to the other party. In addition, the agreement reduced the lease expense from $2.9 million to $1.6 million per year. No amounts related to this purchase option have been recorded on the Company’s condensed consolidated balance sheets.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

Overview

The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2006	2005	change	2006	2005	change
Net revenues—total	$341,791	$273,968	24.8%	$634,261	$547,428	15.9%
Major Las Vegas Operations(a)	305,256	238,736	27.9%	559,976	478,098	17.1%
Management fees(b)	23,984	23,626	1.5%	49,884	46,902	6.4%
Other operations and corporate(c)	12,551	11,606	8.1%	24,401	22,428	8.8%
Operating income—total	$76,588	$76,774	(0.2)%	$155,690	$151,413	2.8%
Major Las Vegas Operations(a)	84,813	74,740	13.5%	170,254	152,280	11.8%
Management fees(b)	23,984	23,626	1.5%	49,884	46,902	6.4%
Other operations and corporate(c)	(32,209)	(21,592)	(49.2)%	(64,448)	(47,769)	34.9%
Cash flows provided by (used in):
Operating activities	$69,280	$92,793	(25.3)%	$133,649	$166,222	(19.6)%
Investing activities	(223,637)	(143,954)	(55.4)%	(448,472)	(288,010)	(55.7)%
Financing activities	168,319	56,064	200.2%	319,745	114,511	179.2%

        (a) Includes the wholly owned properties of Red Rock (since April 18, 2006), Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Fiesta Rancho and Fiesta Henderson.

       (b) Includes management fees from Thunder Valley, Green Valley Ranch, Barley’s and The Greens (since December 17, 2005).

        (c) Includes the wholly owned properties of Wild Wild West, Wildfire, Magic Star, Gold Rush and corporate and development expense.

Results of Operations

Consolidated net revenues for the three months ended June 30, 2006 increased 24.8% to $341.8 million as compared to $274.0 million for the three months ended June 30, 2005. Consolidated net revenues for the six months ended June 30, 2006 increased 15.9% to $634.3 million as compared to $547.4 million for the six months ended June 30, 2005. The increase in net revenues was due primarily to revenue increases at our Major Las Vegas Operations.

Combined net revenues from our Major Las Vegas Operations increased 27.9% to $305.3 million for the three months ended June 30, 2006 as compared to $238.7 million for the three months ended June 30, 2005, as a result of opening Red Rock Casino Resort Spa (“Red Rock”) on April 18, 2006 which includes 73 days of operations. Combined net revenues from our Major Las Vegas Operations increased 17.1% to $560.0 million for the six months ended June 30, 2006 as compared to $478.1 million for the six months ended June 30, 2005. The increase in combined net revenues was primarily due to the opening of Red Rock as noted above, in addition to the continued strength of the Las Vegas local economy, continued population and employment growth in the Las Vegas valley as well as the continued success of our Jumbo brand of products, including Jumbo Jackpot.

Consolidated operating income was impacted in the three and six-months ended June 30, 2006 by an increase in preopening expenses of $12.4 million and $25.9 million during the same periods, respectively. Excluding preopening expenses, our consolidated operating income increased 15.6% and 19.7% during the three and six-months ended June 30, 2006, respectively, due to the increased consolidated net revenues noted above.

Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment”, utilizing the modified prospective application. Under the modified prospective application, SFAS 123R applies to new awards and awards that were outstanding on December 31, 2005 that are subsequently modified, repurchased or cancelled. Under the modified prospective application, compensation cost recognized in the three and six-months ended June 30, 2006 includes compensation cost of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior period amounts are not restated to reflect the impact of adopting SFAS 123R under the modified prospective application.

The recognition of compensation expense related to the issuance of restricted stock has not changed with the adoption of SFAS 123R, with the inclusion of the estimate of forfeitures, and such compensation expense continues to be expensed in the statements of operations. The following table reflects the impact in net income of adopting SFAS 123R reflecting compensation expense related to stock option awards that was previously not recognized in the financial statements due to our prior application of APB Opinion 25 (amounts in thousands, except per share data, unaudited):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Reduction in income before income taxes	$533	$1,072
Reduction in net income	$347	$697
Reduction in basic earnings per common share	—	$0.02
Reduction in diluted earnings per common share	$0.01	$0.01

The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2006	2005	Change	2006	2005	Change
Casino revenues	$245,137	$202,896	20.8%	$461,360	$406,909	13.4%
Casino expenses	86,949	70,698	23.0%	161,129	141,426	13.9%
Margin	64.5%	65.2%		65.1%	65.2%
Food and beverage revenues	$56,276	$36,715	53.3%	$95,147	$73,552	29.4%
Food and beverage expenses	41,423	25,982	59.4%	67,999	51,224	32.7%
Margin	26.4%	29.2%		28.5%	30.4%
Room revenues	$21,619	$15,681	37.9%	$38,640	$32,062	20.5%
Room expenses	7,839	5,365	46.1%	13,383	10,567	26.6%
Margin	63.7%	65.8%		65.4%	67.0%
Other revenues	$17,862	$12,867	38.8%	$31,834	$24,050	32.4%
Other expenses	6,820	4,388	55.4%	11,403	8,318	37.1%
Selling, general and administrative expenses	$58,157	$44,434	30.9%	$102,780	$88,373	16.3%
Percent of net revenues	17.0%	16.2%		16.2%	16.1%
Corporate expense	$16,472	$14,072	17.1%	$32,759	$28,264	15.9%
Percent of net revenues	4.8%	5.1%		5.2%	5.2%
Earnings from joint ventures	$9,917	$8,710	13.9%	$21,840	$19,400	12.6%

Casino.   Casino revenues increased 20.8% and 13.4% for the three and six-months ended June 30, 2006, respectively as compared to the three and six-months ended June 30, 2005, primarily due to the same factors affecting the combined net revenues for our Major Las Vegas Operations noted above. Casino expenses increased 23.0% and 13.9% for the same three and six-month period. The increase in casino expenses is due to an increase in gaming taxes as a result of higher gaming revenues and due to the opening of Red Rock, which includes approximately 3,200 slot machines and over 60 table games. The operating margin was impacted as new facilities initially do not operate as efficiently as more mature facilities and thus can dilute departmental margins.

Food and Beverage.   Food and beverage revenues increased 53.3% and 29.4% for the three and six-months ended June 30, 2006, respectively as compared to the three and six-months ended June 30, 2005. Food covers increased 23.1% and 11.9% and the average guest check increased 16.6% and 11.6% for the three and six-months ended June 30, 2006, respectively as compared to the three and six-months ended June 30, 2005. Food and beverage expenses increased 59.4% and 32.7% for the three and six-months ended June 30, 2006, respectively as compared to the three and six-months ended June 30, 2005 primarily due to the opening of Red Rock on April 18, 2006 which includes the addition of nine restaurants.

Room.   Room revenues increased 37.9% and 20.5% for the three and six-months ended June 30, 2006, respectively, as compared to the three and six-months ended June 30, 2005, while room expenses increased 46.1% and 26.6% for the three and six-months ended June 30, 2006, respectively, as compared to the three and six-months ended June 30, 2005. The increase in room revenue and expenses is related to the opening of Red Rock which includes 415 hotel rooms. Room occupancy remained virtually unchanged at 96% and 97% for the three and six-months ended June 30, 2006, respectively, as compared to 97% for the three and six-months ended June 30, 2005. The average daily room rate increased to $75 in the three months ended June 30, 2006 from $61 in the three months ended June 30, 2005 and to $71 in the six months ended June 30, 2006 from $63 in the six months ended June 30, 2005. The increase in room rate is primarily due to a continued increase in consumer demand for rooms in Las Vegas as well as an average daily room rate of $175 at Red Rock.

Other.   Other revenues primarily include income from the gift shops, bowling, entertainment, leased outlets and arcades. Other revenues increased by 38.8% to approximately $17.9 million for the three months ended June 30, 2006 as compared to approximately $12.9 million for the three months ended June 30, 2005. Other revenues increased by 32.4% to approximately $31.8 million for the six months ended June 30, 2006 as compared to approximately $24.1 million for the six months ended June 30, 2005. The increase in other revenues is primarily due to the opening of Red Rock.

Management Fees.   We manage Thunder Valley on behalf of the United Auburn Indian Community (“UAIC”) and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Barley’s and The Greens and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch and 10% of EBITDA from Barley’s and The Greens. For the three months ended June 30, 2006, management fees increased to approximately $24.0 million as compared to $23.6 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, management fees increased to approximately $49.9 million as compared to $46.9 million for the six months ended June 30, 2005. The increase is due to improved results at both Thunder Valley and Green Valley Ranch.

Selling, General and Administrative (“SG&A”).   SG&A expenses increased 30.9% and 16.3% for the three and six-months ended June 30, 2006, respectively, primarily due to the opening of Red Rock during the second quarter. SG&A as a percentage of net revenues increased to 17.0% and 16.2% for the three and six-months ended June 30, 2006, respectively, as compared to 16.2% and 16.1% for the three and six-months ended June 30, 2005, respectively.

Corporate Expense.   Corporate expense as a percentage of net revenues decreased to 4.8% for the three months ended June 30, 2006, as compared to 5.1% for the three months ended June 30, 2005 and remained unchanged for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Corporate expense increased 17.1% to $16.5 million for the three months ended June 30, 2006 as compared to $14.1 million for the three months ended June 30, 2005 and increased 15.9% to $32.8 million for the six months ended June 30, 2006 as compared to $28.3 million for the six months ended June 30, 2005. The increase is due primarily to increased incentive compensation which includes cash and restricted stock.

Development Expense.   Development expense includes costs to identify potential gaming opportunities, the internal costs incurred to bring the Native American projects currently under contract to fruition and other development opportunities, which includes payroll, travel and legal expenses. Development expenses for the three months ended June 30, 2006 and 2005 were approximately $2.5 million and $2.1 million, respectively. Development expenses for the six months ended June 30, 2006 and 2005 were approximately $4.7 million.

Depreciation and Amortization.   Depreciation and amortization increased 24.9% in the three months ended June 30, 2006 to $31.4 million as compared to $25.1 million in the three months ended June 30, 2005. Depreciation and amortization increased 15.3% in the six months ended June 30, 2006 to $57.0 million as compared to $49.5 million in the six months ended June 30, 2005. This increase was primarily due to the completion of phase I of Red Rock in April 2006 as well as the completion of the bowling center at Sunset Station in April 2005 and the remodel of the buffet at Sunset Station in December 2005.

Preopening Expenses.   Preopening expenses for the three and six-months ended June 30, 2006 were approximately $13.6 million and $27.7 million, respectively, which included costs incurred related to projects under development including phase I of Red Rock. Preopening expenses for the three and six-months ended June 30, 2005 were approximately $1.2 million and $1.8 million, respectively, which include costs incurred during development of Red Rock.

Lease Terminations.   During the six months ended June 30, 2006 and 2005, we recorded approximately $0.5 million and $11.7 million, respectively, to terminate various leases on land adjacent to the current Wild Wild West property.

Earnings from Joint Ventures.   We own a 50% interest in Green Valley Ranch, Barley’s, The Greens and Aliante Station, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. For the three months ended June 30, 2006, we recorded approximately $9.9 million as our share of the earnings from these joint ventures as compared to approximately $8.7 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, we recorded approximately $21.8 million as our share of the earnings from these joint ventures as compared to approximately $19.4 million for the six months ended June 30, 2005. The increase in earnings from joint ventures is primarily a result of the improved results at Green Valley Ranch.

Interest Expense.   Interest expense, net of capitalized interest, increased 118.9% to $41.3 million in the three months ended June 30, 2006 as compared to $18.9 million in the three months ended June 30, 2005. Gross interest expense increased approximately $23.6 million over the same periods due to an increase in our long-term debt of approximately $1.6 billion from June 30, 2005 to June 30, 2006, as well as an increase in our weighted-average cost of debt from 6.2% to 6.5%. Capitalized interest increased approximately $1.2 million for the three months ended June 30, 2006, primarily related to interest capitalized for the construction of phase I and II of Red Rock.

Interest expense, net of capitalized interest, increased 72.2% to $65.2 million in the six months ended June 30, 2006 as compared to $37.9 million in the six months ended June 30, 2005. Gross interest expense increased approximately $38.1 million over the same periods due to an increase in our long-term debt as noted above. Our weighted average cost of debt increased to 6.5% for the six months ended June 30, 2006 from 6.1% for the six months ended June 30, 2005. Capitalized interest increased approximately $10.8 million to $18.1 million for the six months ended June 30, 2006 primarily due to interest capitalized for the construction of Red Rock.

Interest and Other Expense from Joint Ventures.   For the three months ended June 30, 2006 and 2005, we recorded approximately $1.5 million and $2.1 million, respectively, in interest and other expense related to our unconsolidated joint ventures. For the six months ended June 30, 2006 and 2005, we recorded approximately $3.0 million and $3.8 million, respectively, in interest and other expense related to our unconsolidated joint ventures. The decrease in interest and other expense from the joint ventures during the three and six months ended June 30, 2006, is primarily related to interest capitalized during the construction period of the Green Valley Ranch phase III master-planned expansion and development of Aliante Station.

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

During the six months ended June 30, 2006, we generated cash flows from operating activities of approximately $133.6 million. In addition, we received $298.5 million from the issuance of senior subordinated notes and approximately $1.1 million from the exercise of stock options. At June 30, 2006, we had total available borrowings of $2.0 billion under the Revolving Facility, which was reduced by borrowings of $1.1 billion and various letters of credit totaling approximately $3.4 million, leaving approximately $874.4 million available as of June 30, 2006. We had $90.5 million in cash and cash equivalents as of June 30, 2006, virtually all of which is used for day-to-day operation of our casinos.

During the six months ended June 30, 2006, total capital expenditures were $486.4 million, of which approximately $311.0 million was related to the development of phases I and II of Red Rock (see “Future Development”), approximately $33.4 million for the purchase of land, approximately $47.4 million for the phase III expansion at Santa Fe Station, approximately $23.7 million for the phase II expansion at Fiesta Henderson and approximately $70.9 million for maintenance capital expenditures and various other projects. In addition to capital expenditures, we repurchased approximately $737.6 million of our common stock and paid approximately $32.3 million in common stock dividends.

On August 1, 2006, we agreed to issue $400 million of 7¾% senior notes due August 15, 2016. Proceeds from the sale of the notes will be used to reduce a portion of the amount outstanding on our Revolving Facility.

Our primary cash requirements for the remainder of 2006 are expected to include (i) approximately $35 million for the payment of common stock dividends, (ii) approximately $164 million related to construction of Red Rock phases I and II, (iii) approximately $14 million related to the phase III expansion of Red Rock, (iv) approximately $59 million related to the phase III expansion of Santa Fe Station, (v) approximately $27 million related to the phase II expansion at Fiesta Henderson,  (vi) approximately $73 million related to various land purchases, (vii) payments related to our existing and other potential Native American projects, (viii) principal and interest payments on indebtedness, (iv) maintenance and other capital expenditures, (x)  other strategic land purchases and (xi) opportunistic repurchases of our common stock.

Our primary cash requirements for 2007 are expected to include (i) approximately $30 million for Red Rock phase II, (ii) approximately $45 million for the phase III expansion at Red Rock, (iii) approximately $30 million for the phase III expansion of Santa Fe Station, (iv) approximately $15 million for the phase II expansion of Fiesta Henderson, (v) payments of cash dividends, (vi) principal and interest payments on indebtedness, (vii) maintenance and other capital expenditures, (viii) other strategic land purchases and (ix) opportunistic repurchases of our common stock.

We believe that cash flows from operations, borrowings under our Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2006 and 2007. However, we are continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see “Description of Certain Indebtedness and Capital Stock”) and other applicable agreements.

Off Balance Sheet Arrangements

As of June 30, 2006, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a notional amount of $300.0 million (see “Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps”). We also have certain contractual obligations including long-term debt, operating leases, employment contracts, long-term stay on agreements, slot conversion purchases and the purchase of land. Other than the issuance of the $300 million of 6 5/8%  senior subordinated notes in March 2006 and the $400 million of 7¾% of senior notes in August 2006, there were no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Future Development—Las Vegas

Red Rock

On April 18, 2006, we opened phase I of Red Rock Casino Resort Spa (“Red Rock”) located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. Phase I includes 415 hotel rooms, approximately 3,200 slot machines, 94,000 square feet of meeting and convention space, a 35,000-square-foot spa, nine restaurants, a 16-screen movie theater complex, a night club and private pool club operated by Midnight Oil Company, both indoor and outdoor entertainment venues and parking for approximately 5,000 vehicles. Phase II, which includes an additional hotel tower containing over 400 hotel rooms, additional meeting and convention space and an expanded spa, is currently under construction and is expected to be completed in early 2007. The total cost of phases I and II of Red Rock is expected to be approximately $1.0 billion, of which approximately $880.9 million had been incurred as of June 30, 2006.

On July 25, 2006, we announced the phase III master-planned expansion of Red Rock, which will include a 72-lane bowling center and expansions of both parking garages. Construction of the bowling center is currently underway and is expected to be completed in the second quarter of 2007. The expansions of the parking garages are expected to begin in September 2006 and will be completed in phases beginning in the third quarter of 2007 through the first quarter of 2008. The cost of this expansion is expected to be approximately $60 million to $65 million.

On July 27, 2005, we entered into a joint venture with Cloobeck Molasky Partners I, LLC (“Cloobeck Molasky”) to develop a high-end residential project on approximately 5 acres located adjacent to the hotel at Red Rock. It is anticipated that the residential project will contain approximately 400 luxury units. Pursuant to the terms of the operating agreement, we owned 80% of the joint venture and Cloobeck Molasky owned 20%. In June 2006, we notified Cloobeck Molasky that the joint venture had been dissolved based on the terms of the operating agreement. On July 5, 2006, one of the principals of Cloobeck Molasky submitted a demand for arbitration to us which seeks, among other things, to recover damages from us as a result of such dissolution. We are proceeding with the residential project, and subject to obtaining local approvals and market conditions, sales of the residential towers are expected to begin in 2006.

Santa Fe Station Expansion

In October 2005, we began a $130 million phase III master-planned expansion at Santa Fe Station which is expected to include a 2,900-space parking garage, a 500-seat buffet, 400 additional slot machines, a remodeled and expanded race and sports book, a 15,000 square-foot meeting and banquet facility and a new center bar. The entire project is expected to include approximately 125,000 square-feet of additional space. Construction of this project is expected to be completed in phases beginning in the third quarter of 2006 through the summer of 2007.  Approximately $58.5 million had been incurred on the expansion as of June 30, 2006.

Fiesta Henderson Expansion

In October 2005, we began a $70 million phase II master-planned expansion at Fiesta Henderson which is expected to include a 1,500-space parking garage, 350 additional slot machines, a remodeled and expanded race and sports book and a 12-screen movie theater complex. Construction of the project is expected to be completed in the third quarter of 2006, with the exception of the movie theater complex which is expected to be completed in the summer of 2007. Approximately $33.4 million had been incurred on the expansion as of June 30, 2006.

Green Valley Ranch Expansion

In October 2005, we began a $115 million phase III master-planned expansion at Green Valley Ranch which is expected to include a 1,500-space parking garage, additional slot machines, a new race and sports book, a new poker room, a 500-seat entertainment lounge, 14,000 square feet of convention space and two new restaurants. Construction of this project is expected to be completed in phases from the fourth quarter of 2006 through summer of 2007. Approximately $61.9 million had been incurred on the expansion as of June 30, 2006.

Aliante Station

In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We will develop and manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include 200 hotel rooms, approximately 2,000 slot machines, multiple full-service restaurants and a multi-screen movie theater complex. We expect to begin construction on Aliante Station in early 2007 with a cost of approximately $600 million. Pursuant to the terms of the agreement, in January 2006, we contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture.

Future Development—Native American

The Federated Indians of Graton Rancheria

We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the “FIGR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing the project and, upon opening; we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 24% of the facility’s net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In August 2003, we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In August 2005, we purchased 180 acres of the optioned property and an additional 90 acres. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (“DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (“NIGC”). Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of June 30, 2006, we had advanced approximately $130.2 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the FIGR project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of June 30, 2006, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM will assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. We have agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of June 30, 2006, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended Management Agreement, subject to certain contingencies. Under the terms of the amended Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of June 30, 2006, we had advanced approximately $31.7 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

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

Mechoopda Indian Tribe

We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of June 30, 2006, we had advanced approximately $7.8 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of June 30, 2006, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have secured for the benefit of the Mono two parcels of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of June 30, 2006 we had advanced approximately $5.5 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of June 30, 2006, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, dining, hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

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

As of June 30, 2006, we had $238.5 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 221 acres in the Las Vegas valley, 188 acres in the Sacramento area near Thunder Valley and 104 acres in Reno, Nevada. The primary gaming entitled land that we own in the Las Vegas Valley consists of 67 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 26 acres on Boulder Highway at the site formerly known as Castaways Hotel Casino and Bowling Center.

We have also acquired or are under contract to acquire approximately 67 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 48 acres have been acquired as of June 30, 2006. During the six months ended June 30, 2006 and 2005, we incurred and expensed approximately $0.5 million and $11.7 million, respectively, to terminate various leases related to this land. In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. In July 2005, we entered into an agreement to extend the date for the close of escrow to no later than January 2007 at a purchase price of $36 million, provided either party may accelerate the close of escrow to an earlier date upon 90 days’ prior written notice to the other party. In addition, the agreement reduced the lease expense from $2.9 million to $1.6 million per year. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets.

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

Description of Certain Indebtedness and Capital Stock

Revolving Facility

In December 2005, we increased our availability under our revolving credit facility (the “Revolving Facility”) from $1.0 billion to $2.0 billion and extended the maturity by one year to December 2010. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of June 30, 2006, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%. The maximum margin for Eurodollar Rate borrowings is 2.00%. The maximum margin for Alternate Base Rate borrowings is 0.75%. As of June 30, 2006, the fee for the unfunded portion of the Revolving Facility was 0.30%.

The Revolving Facility contains certain financial and other covenants, some of which were amended in June 2006. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 4.50 to 1.00 for each quarter until December 31, 2008, which reduces to 4.25 to 1.00 on March 31, 2009 through December 31, 2009 and to 4.00 to 1.00 on March 31, 2010 and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.25 to 1.00 for each quarter. As of June 30, 2006, the Borrowers’ funded debt to Adjusted EBITDA ratio was 2.30 to 1.00 and the fixed charge coverage ratio was 2.20 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 6.50 to 1.00 through June 30, 2007, which reduces to 6.25 to 1.00 on September 30, 2007 through June 30, 2008, to 6.00 to 1.00 on September 30, 2008 through December 31, 2008, to 5.50 to 1.00 on March 31, 2009 through December 31, 2009 and to 5.00 to 1.00 on March 31, 2010. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness and investments. As of June 30, 2006, the Company’s consolidated funded debt to Adjusted EBITDA ratio was 5.22 to 1.00. The Company has pledged the stock of all of its major subsidiaries.

Senior and Senior Subordinated Notes

On August 1, 2006, we agreed to issue $400 million of 7¾% senior notes due August 15, 2016. Proceeds from the sale of the notes will be used to reduce a portion of the amount outstanding on our Revolving Facility.

On March 13, 2006, we issued $300.0 million of 6 5/8% senior subordinated notes due March 2018. Proceeds from the sale of the notes were used to reduce a portion of the amount outstanding on our Revolving Facility.

During the first quarter 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008. As a result of the redemption, we recorded a loss on early retirement of debt of approximately $0.7 million in the six months ended June 30, 2005 to reflect the write-off of the unamortized loan costs and call premium.

The indentures (the “Indentures”) governing our senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit us and our subsidiaries’ ability to incur additional debt. At June 30, 2006, our Consolidated Coverage Ratio (as defined in the Indentures) was 3.4 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

Interest Rate Swaps

We have entered into various interest rate swaps with members of its bank group to manage interest expense. As of June 30, 2006, we have interest rate swaps with a combined notional amount of $300.0 million. We entered into a fair value hedge interest rate swap with a notional amount of $50.0 million tied directly to our 6% senior notes converting a portion of our fixed-rate debt to a floating-rate based upon three-month LIBOR rates, terminating in April 2012. This interest rate swap qualifies for the “shortcut” method allowed under Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities” (and as amended by SFAS 138 and 149), which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS 133, we recorded a liability of $3.7 million and $2.1 million as of June 30, 2006 and December 31, 2005, respectively, representing the fair value of this interest rate swap and a corresponding decrease in long-term debt, as this interest rate swap is considered highly effective under the criteria established by SFAS 133. We paid a rate based on LIBOR, which approximated 6.7% as of June 30, 2006 and received a fixed rate of 6.0%.

In December 2005, we entered into an interest rate swap with a notional amount of $250.0 million tied directly to our Revolving Facility converting a portion of our floating-rate debt to a fixed-rate based on three-month LIBOR rates, terminating December 2010. As of June 30, 2006, we paid a rate of 4.9% and received three-month LIBOR, which approximated 5.3%. This interest rate swap is designated and qualifies as a cash flow hedge resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss) with an offsetting adjustment to the carrying value of the related debt. For the three and six months ended June 30, 2006, we recorded other comprehensive income of $1.9 million and $4.8 million, respectively, related to the change in market value of this interest rate swap. As a result, we recorded a decrease in long-term debt of $4.0 million as of June 30, 2006 and an increase in long-term debt of $0.8 million as of December 31, 2005.

The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap. The net effect of the interest rate swaps resulted in additional interest expense of $53,000 and $82,000 for the three and six-months ended June 30, 2006 and a reduction of interest expense of $0.7 million and $2.0 million for the three and six-months ended June 30, 2005.

Green Valley Ranch Financing

Green Valley Ranch is owned by a 50/50 joint venture between us and GCR Gaming. In December 2004, Green Valley Ranch entered into a new $250 million Second Amended and Restated Loan Agreement (the “Green Valley Facility”), which refinanced the existing $250 million revolving credit facility and term loan. The Green Valley Facility extends the maturity of the revolving portion to December 2009 and the term loan portion to December 2011. The outstanding balance of the Green Valley Ranch revolving credit facility as of June 30, 2006 was approximately $219.0 million.

Common Stock

We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 80,468,077 shares of which were issued and 20,684,019 shares of which were held in treasury as of June 30, 2006. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

On July 25, 2006, we announced an increase in our quarterly cash dividend to $0.2875 per share which is payable on September 1, 2006 to shareholders of record on August 11, 2006. During the six months ended June 30, 2006, we paid a quarterly cash dividend of $0.25 per share to shareholders of record on February 10, 2006 and May 12, 2006 for approximately $32.3 million. During the six months ended June 30, 2005, we paid a quarterly cash dividend of $0.21 per share to shareholders of record on February 11, 2005 and May 13, 2005 for approximately $28.4 million.

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

Treasury Stock

During the three and six-months ended June 30, 2006, we repurchased 6.3 million and 10.2 million shares, respectively, of our common stock for approximately $472.7 million and $737.6 million for the same periods primarily through a combination of open market purchases and an accelerated stock buyback (“ASB”) program, completing the Company’s previously authorized stock repurchase. Of the shares repurchased in the second quarter 2006, 3.0 million shares related to the ASB program at a cost of approximately $232 million. On July 24, 2006, the Board of Directors authorized the repurchase up to an additional 10.0 million shares of which 1.8 million shares have been repurchased as of August 4, 2006 at a cost of approximately $100.0 million.

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share-Based Payment”, replacing and superseding both SFAS 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires fair value measurement and recognition in the financial statements for all share-based compensation arrangements. SFAS 123R also requires additional disclosures related to income tax effects and cash flows resulting from share-based compensation arrangements. Adoption of SFAS 123R on January 1, 2006 reduced earnings consistent with past pro forma share-based compensation disclosures for the three and six months ended June 30, 2006. See Note 6 to our financial statements for additional information.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our fixed-rate borrowings and short-term borrowings under the Revolving Facility. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility) as selected by us. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The Revolving Facility matures in December 2010.

The following table provides information about our long-term debt at June 30, 2006 (see also “Description of Certain Indebtedness and Capital Stock”) (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Revolving Facility, weighted average interest rate of approximately 7.0%	December 2010	$2,000,000	$1,122,200	$1,122,200
6% senior notes	April 2012	450,000	448,641	422,438
6½% senior subordinated notes	February 2014	450,000	450,000	420,187
6 7/8% senior subordinated notes	March 2016	700,000	707,720	654,500
6 5/8% senior subordinated notes	March 2018	300,000	298,525	271,500
Other debt, weighted-average interest rate of approximately 6.0%	2007-2026	17,273	17,273	17,273
Market value of interest rate swaps		(7,856)	(7,856)	(7,856)
Total		$3,909,417	$3,036,503	$2,900,242

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	As of June 30,
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$—	$5,335	$—	$—	$—	$1,904,886	$1,910,221
Weighted average interest rate	—	6.0%	—	—	—	6.5%	6.5%
Variable-rate	$242	$707	$253	$269	$1,122,486	$10,181	$1,134,138
Weighted average interest rate	6.2%	6.6%	6.2%	7.0%	7.0%	6.0%	7.0%
Interest rate swaps:
Notional amount	$—	$—	$—	$—	$250,000	$50,000	$300,000
Average payable rate	—	—	—	—	4.9%	6.7%	5.2%
Average receivable rate	—	—	—	—	5.3%	6.0%	5.5%

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

Item 1A.   Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material changes to those risk factors during the three and six-months ended June 30, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended June 30, 2006 (unaudited):

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(b)	Maximum number of shares that may yet be purchased under the plans or programs(c)
April 1 – 30, 2006(d)	3,524,058	$77.13	3,522,316	2,746,668
May 1 – 31, 2006	996,075	$76.14	995,000	1,751,668
June 1 – 30, 2006	1,754,255	$71.31	1,751,668	—
Total	6,274,388	$75.35	6,268,984	—

        (a) The shares purchased by the Company during the three months ended June 30, 2006, consisted of 5,404 shares withheld to offset tax withholding obligations that occur upon vesting of the restricted shares.

       (b) On July 27, 2001, the Board of Directors authorized the Company to repurchase up to 10 million shares of its common stock, in addition to 9,482,483 shares previously authorized for repurchase, under a share repurchase program.

        (c) On July 24, 2006, the Board of Directors authorized the Company to repurchase up to 10 million shares of its common stock, which essentially replenishes the previous authorization.

       (d) Amounts include the settlement of the ASB program on May 30, 2006 of 320,016 shares.

Item 3.   Defaults Upon Senior Securities—None.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 24, 2006. At the meeting Lowell H. Lebermann, Jr. and Robert E. Lewis were re-elected to the Board of Directors to serve for a term of three years until the 2009 Annual Meeting of Shareholders. The result of the stockholder vote for each nominee was as follows:

	In Favor	Withheld
Lowell H. Lebermann, Jr.	59,627,561	1,105,041
Robert E. Lewis	60,588,844	143,758

In addition to the directors elected above, the directors who continue to serve in office following the Annual Meeting of Shareholders are Frank J. Fertitta III, Lorenzo J. Fertitta, Lee S. Isgur and James E. Nave, D.V.M.

The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2006 fiscal year with 60,619,033 shares in favor, 102,831 shares opposed, 10,738 shares abstained.

The stockholders rejected the shareholder proposal to submit the Company’s Rights Agreement to stockholders with 26,933,771 shares in favor, 28,981,572 shares opposed, 1,190,063 shares abstained and 3,627,196 broker non-votes.

Item 5.   Other Information—None.

Item 6.   Exhibits

(a)	Exhibits—
No. 31.1—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 32.2—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS, INC.,
Registrant
DATE: August 8, 2006	/s/ GLENN C. CHRISTENSON
Glenn C. Christenson,
Executive Vice President,
Chief Financial Officer and
Chief Administrative Officer
(Principal Accounting Officer)