Form 10-K
period 2006-12-31
STATION CASINOS INC
filed 2007-03-01
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

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

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (702) 367-2411

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of June 30, 2006, based on the closing price per share of $68.08 as reported on the New York Stock Exchange was $3,163,811,105.

As of January 31, 2007, the registrant has 57,260,989 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders (which has not been made publicly available as of the date of this filing) are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Unless the context indicates otherwise, all references to the “Company”, “Station”, “we”, “our”, “ours” and “us” refer to Station Casinos, Inc. and its consolidated subsidiaries.

Forward-looking Statements

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Fertitta Colony Partners LLC, the outcome of any legal proceedings that have been, or will be, instituted against us related to the merger agreement, the inability to complete the merger due to the failure to obtain stockholder approval for the merger or the failure to satisfy other conditions to complete the merger, including the receipt of all regulatory approvals related to the merger, the failure to obtain the necessary financing arrangements set forth in the debt and equity commitment letters delivered pursuant to the merger agreement, risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger, the ability to recognize the benefits of the merger, the amount of the costs, fees, expenses and charges related to the merger and the actual terms of certain financings that will be obtained for the merger, the impact of the substantial indebtedness to be incurred to finance the consummation of the merger, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, development and construction risks, regulatory matters and litigation are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

General

We are a gaming and entertainment company that currently owns and operates nine major hotel/casino properties (one of which is 50% owned) under the Station and Fiesta brand names and seven smaller casino properties (two of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. Our growth strategy includes the master-planned expansions of our existing gaming facilities in Nevada, the development of gaming facilities on certain real estate we own or are under contract to acquire in the Las Vegas valley and Reno, Nevada, the evaluation and pursuit of additional acquisition or development opportunities in Nevada and other gaming markets and the pursuit of additional management agreements with Native American tribes.

We own and operate Palace Station Hotel & Casino (“Palace Station”), Boulder Station Hotel & Casino (“Boulder Station”), Texas Station Gambling Hall & Hotel (“Texas Station”), Sunset Station Hotel & Casino (“Sunset Station”), Santa Fe Station Hotel & Casino (“Santa Fe Station”), Red Rock Casino Resort Spa (“Red Rock”), Fiesta Rancho Casino Hotel (“Fiesta Rancho”), Fiesta Henderson Casino Hotel (“Fiesta Henderson”), Wild Wild West Gambling Hall & Hotel (“Wild Wild West”), Wildfire Casino (“Wildfire”), Magic Star Casino (“Magic Star”), Gold Rush Casino (“Gold Rush”) and Lake Mead Casino (“Lake Mead”). We also own a 50% interest in Green Valley Ranch Resort Spa Casino

(“Green Valley Ranch”), Barley’s Casino & Brewing Company (“Barley’s”) and The Greens Gaming and Dining (“The Greens”). Each of our casinos caters primarily to local Las Vegas area residents. We market the seven “Station” casinos (including Green Valley Ranch and Red Rock) together under the Station Casinos’ brand and the two “Fiesta” casinos under the Fiesta brand, offering convenience and choices to residents throughout the Las Vegas valley with our strategically located properties. In addition, we manage Thunder Valley Casino (“Thunder Valley”) in Sacramento, California on behalf of the United Auburn Indian Community (“UAIC”).

As further described in Note 16 to the Consolidated Financial Statements in this Annual Report on Form 10-K, on February 23, 2007, we entered into a definitive merger agreement (the “Merger Agreement”) with Fertitta Colony Partners LLC (“FCP”), which has agreed to acquire all of our outstanding common stock for $90 per share in cash (the “Merger”). FCP is a new company formed by Frank J. Fertitta, III, our Chairman and Chief Executive Officer, Lorenzo J. Fertitta, our Vice Chairman and President, and Colony Capital Acquisitions, LLC, an affiliate of Colony Capital, LLC.  Our board of directors, on the unanimous recommendation of a special committee composed entirely of independent directors (the “Special Committee”), approved the Merger Agreement and has recommended that our stockholders approve the Merger. The Merger is expected to be completed by the fourth quarter of 2007, and is subject to stockholder approval, regulatory approvals and customary closing conditions.

Operating Strategy

We believe that the following key principles have been integral to our success as a gaming operator and we intend to continue to employ these strategies at each of our properties.

Targeted Customer Base

Our operating strategy emphasizes attracting and retaining customers primarily from the local and repeat visitor markets. Our casino properties attract customers through;

•       innovative, frequent and high-profile promotional programs directed towards the local market;

•       focused marketing efforts and convenient locations;

•       aggressive marketing to the repeat visitor market;

•       and the development of strong relationships with specifically targeted travel wholesalers in addition to convention business at both Green Valley Ranch and Red Rock.

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

Provide a High-Value Experience

Because we target the repeat customer, we are committed to providing a high-value entertainment experience for our customers in our restaurants, hotels, casinos and other entertainment amenities. We develop regional entertainment destinations for locals that include other amenities such as spas, movie theaters, bowling centers, ice skating, live entertainment venues and child care facilities. In addition, we believe the value offered by restaurants at each of our casino properties is a major factor in attracting local gaming customers, as dining is a primary motivation for casino visits by many locals. Through their restaurants, each of which has a distinct style of cuisine, our casino properties offer generous portions of high-quality food at reasonable prices. In addition, our operating strategy focuses on slot and video poker machine play. Our target market consists of frequent gaming patrons who seek not only a friendly atmosphere and convenience, but also higher than average payout rates. Because locals and repeat visitors demand variety and quality in their slot and video poker machine play, our casino properties offer the latest in slot and video poker technology.

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

Marketing and Promotion

We employ an innovative marketing strategy that utilizes frequent high profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to aggressive marketing through television, radio and newspaper advertising, we have created and sponsored promotions that have become a tradition in the locals’ market.

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

Properties

Set forth below is certain information as of December 31, 2006 concerning our properties, all of which we own and/or operate except as otherwise indicated. The properties are more fully described following the table.

	Hotel Rooms	Slots(1)	Gaming Tables(2)	Parking Spaces(3)	Acreage
Casino Properties
Palace Station	1,007	1,806	55	2,600	30
Boulder Station	300	2,992	42	4,800	54
Texas Station	200	2,390	35	5,900	47
Sunset Station	457	2,637	51	5,500	82
Santa Fe Station	200	2,965	39	5,200	38
Red Rock	815	3,282	64	5,000	68
Green Valley Ranch (50% owned)	490	2,721	55	3,800	40
Fiesta Rancho	100	1,603	14	2,700	25
Fiesta Henderson	224	1,839	18	2,900	46
Other Properties
Wild Wild West	262	232	6	600	19
Wildfire	—	239	—	275	5
Magic Star	—	168	—	250	—
Gold Rush	—	154	—	150	—
Lake Mead	—	105	—	64	3
Barley’s (50% owned)	—	199	—	—	—
The Greens (50% owned)	—	36	—	—	—
Managed Properties
Thunder Valley (4)	—	2,786	100	4,500	49

(1)          Includes slot and video poker machines and other coin-operated devices.

(2)          Generally includes blackjack (“21”), craps, roulette, pai gow poker, mini baccarat, let it ride, three-card poker, Texas hold’em and wild hold’em. The Casino Properties, with the exception of Green Valley Ranch, also offer a keno lounge and bingo parlor. The Casino Properties also offer a race and sports book and the Other Properties offer a sports book with the exception of The Greens and Lake Mead.

(3)          Includes covered parking spaces of 1,900 for Palace Station, 1,900 for Boulder Station, 3,500 for Texas Station, 2,900 for Sunset Station, 4,500 for Santa Fe Station, 2,300 for Red Rock, 2,700 for Green Valley Ranch, 1,000 for Fiesta Rancho and 1,000 for Fiesta Henderson.

(4)          We manage Thunder Valley, on behalf of the UAIC.

Casino Properties

Palace Station

Palace Station is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas’ most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. Palace Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including eight full-service restaurants, several fast-food outlets, a 275-seat entertainment lounge, four additional bars, two swimming pools, an approximately 20,000-square-foot banquet and convention center, a 24-hour gift shop and a non-gaming video arcade.

Palace Station’s eight full-service restaurants have a total of approximately 1,300 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the Grand Café (featuring American and Chinese fare), Feast Gourmet Buffet, The Broiler Steaks and Seafood, Pasta Palace (an Italian restaurant), Cabo Mexican Restaurant, Jack’s Irish Pub, an 18-seat Oyster Bar and Chang’s (gourmet Hong Kong cuisine). In addition to these restaurants, Palace Station offers various fast-food outlets and the Sound Trax Club, an entertainment club.

Boulder Station

Boulder Station, which opened in August 1994, is strategically located on Boulder Highway, immediately adjacent to the Interstate 515 interchange. We believe that this highly visible location at this well-traveled intersection offers a competitive advantage relative to existing hotels and casinos located on Boulder Highway. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including five full-service restaurants, several fast-food outlets, a 750-seat entertainment lounge, six additional bars, an 11-screen movie theater complex, a Kid’s Quest child care facility, a swimming pool, a non-gaming video arcade and a gift shop.

Boulder Station’s five full-service restaurants have a total of over 1,400 seats. These restaurants offer a variety of high-quality meals at reasonable prices, including, the 24-hour Boulder Café (featuring American and Chinese fare), Feast Gourmet Buffet, The Broiler Steaks and Seafood, Pasta Palace (an Italian restaurant) and Guadalajara Bar & Grille (a Mexican restaurant). In addition to these restaurants, Boulder Station offers various fast-food outlets.

Texas Station

Texas Station, which opened in July 1995, is strategically located at the corner of Lake Mead Boulevard and Rancho Drive in North Las Vegas. Texas Station features a friendly Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including five full-service restaurants, several fast-food outlets, a Kid’s Quest child care facility, a 300-seat entertainment lounge, a 1,700-seat event center, eight additional bars, an 18-screen movie theater complex, a swimming pool, a non-gaming video arcade, a gift shop, a 60-lane bowling center and approximately 40,000 square feet of meeting and banquet space.

Texas Station’s five full-service restaurants have a total of approximately 1,200 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the 24-hour Texas Café, Austins Steakhouse, San Lorenzo (an Italian restaurant), Feast Around the World Buffet (featuring seven different food stations) and Texas Star Oyster Bar, which has 110 seats. In addition to the Texas Station-themed restaurants, guests may also enjoy the unique features of several bars and lounges including Martini Ranch, Whiskey Bar, Garage Bar, A Bar, or Armadillo Honky Tonk. Texas Station also offers a variety of fast-food outlets to enhance the customers’ dining selection.

Sunset Station

Sunset Station, which opened in June 1997, is strategically located at the intersection of Interstate 515 and Sunset Road. Multiple access points provide customers convenient access to the gaming complex and parking areas. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and approximately seven miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean-style theme with non-gaming amenities including eight full-service restaurants themed to capitalize on the familiarity of the restaurants at our other properties, a 520-seat entertainment lounge, a 4,000-seat outdoor amphitheater, eight additional bars, a gift shop, a non-gaming video arcade, a 13-screen movie theater complex, a 72-lane bowling center, a Kid’s Quest child care facility and a swimming pool.

Sunset Station’s eight full-service restaurants have a total of approximately 2,300 seats featuring “live-action” cooking and simulated patio dining. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Sunset Café (featuring American fare), Sonoma Cellar Steakhouse, Costa Del Sol (a seafood restaurant), Capri Italian Ristorante, Guadalajara Bar & Grille (a Mexican restaurant), Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Hooter’s and a 65-seat Oyster Bar. Guests may also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass. Sunset Station also offers a variety of fast-food outlets to enhance the customers’ dining selection.

Santa Fe Station

In October 2000, we purchased Santa Fe Station which is strategically located at the intersection of Highway 95 and Rancho Drive, approximately five miles northwest of Texas Station. Santa Fe Station features a Southwestern theme with non-gaming amenities including five full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, six additional bars, a 60-lane bowling center, a 16-screen movie theater complex, a Kid’s Quest child care facility and over 20,000 square feet of meeting and banquet facilities.

Santa Fe Station’s five full-service restaurants have a total of approximately 1,200 seats, which include the Grand Café, The Charcoal Room (a steakhouse), Cabo Mexican Restaurant, Turf Grill and the Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Santa Fe Station also offers a variety of fast-food outlets to enhance the customers’ dining selection. Santa Fe Station was recently expanded; see “Expansion Strategy” for details of the expansion.

Red Rock

Red Rock, which opened on April 18, 2006, is located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. Red Rock features an elegant desert oasis theme with a contemporary design, offering 815 hotel rooms featuring ultra-modern design filled with the most up-to-date luxury amenities. In addition to its standard guestrooms, the hotel offers six styles of suites, including one-of-a-kind custom villas and penthouse suites. Additional non-gaming amenities include nine full-service restaurants, a 16-screen movie theater complex, 94,000 square feet of meeting and convention space, a night club, a full-service spa and a Kid’s Quest child care facility.

Red Rock’s nine full-service restaurants have a total of over 1,900 seats and include T-bones Chophouse, Terra Rossa (an Italian restaurant), Cabo Mexican Restaurant, the Grand Café, The Salt Lick Bar B-Q, Tides Oyster Bar, Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Turf Grill (featuring blue plate specials and your favorite comfort foods) and Sand Bar. Red Rock also offers a variety of fast-food outlets to enhance the customers’ dining selection. Red Rock is currently being expanded; see “Expansion Strategy” for details of the expansion.

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

Green Valley Ranch was designed to complement the Green Valley master-planned community. The AAA Four Diamond resort features a Mediterranean-style villa theme with non-gaming amenities including ten full-service restaurants, a 4,200-square-foot non-gaming arcade, a state-of-the-art spa with outdoor pools, a 10-screen movie theater complex, a gift shop and approximately 60,000 square feet of meeting and convention space. Green Valley Ranch also offers “Whiskey Beach”, an 8-acre complex featuring private poolside cabanas, a contemporary poolside bar and grill, three acres of vineyards and an outdoor performance venue. Green Valley Ranch is currently being expanded; see “Expansion Strategy” for details of the expansion.

Green Valley Ranch’s ten full-service restaurants include the Grand Café, China Spice (a Chinese restaurant), Sushi+Sake, Il Fornaio (an Italian restaurant), Hank’s Fine Steaks and Martinis, Fado Irish Pub, The Original Pancake House, Feast Around the World Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Tides Oyster Bar and Turf Grill. Green Valley Ranch also offers a variety of fast-food outlets to enhance the customers’ dining selection. Guests may also enjoy the Drop Bar, a centerpiece of the casino, and Whiskey Bar, a 5,300-square-foot nightclub.

Fiesta Rancho

Fiesta Rancho was purchased in January 2001 and is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas across from Texas Station. Fiesta Rancho features a Southwestern theme with non-gaming amenities including four full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 700-seat entertainment lounge, a regulation-size ice skating rink and four additional bars.

Fiesta Rancho’s four full-service restaurants have a total of over 700 seats, and include the 24-hour Baja Beach Café (featuring American fare), Garduno’s (a Mexican restaurant), Blue Agave Steakhouse, and Festival Buffet. Fiesta Rancho also offers a variety of fast-food outlets to enhance the customers’ dining selection.

Fiesta Henderson

Fiesta Henderson was purchased in January 2001 and is strategically located at the intersection of Interstate 215 and Interstate 515 in Henderson, Nevada. The property features four full-service restaurants, a gift shop, a swimming pool, three bars and lounges and meeting space.

Fiesta Henderson’s four full-service restaurants have a total of approximately 1,100 seats, and include the 24-hour Baja Beach Café (featuring American and Chinese fare), Fuego Steakhouse, Amigo’s Mexican Cantina and Festival Buffet. Fiesta Henderson was recently expanded; see “Expansion Strategy” for details of the expansion.

Other Properties

Wild Wild West

Wild Wild West, which we acquired in July 1998, is strategically located on Tropicana Avenue and immediately adjacent to Interstate 15. Wild Wild West’s non-gaming amenities include a full-service restaurant, a bar, a gift shop and a truck plaza.

Barley’s & The Greens

Barley’s, which opened in January 1996, is a casino and brew pub located in Henderson, Nevada. We own a 50% interest in Barley’s and are also the managing partner receiving a management fee equal to 2% of revenues and approximately 10% of EBITDA. Barley’s non-gaming amenities include a full-service restaurant, a pizza kitchen and a bar.

In November 2005, we purchased a 50% interest in The Greens, a restaurant and lounge, located in Henderson, Nevada. We are also the managing partner and receive a management fee equal to 2% of revenues and approximately 10% of EBITDA. The Greens non-gaming amenities include a full-service restaurant and bar.

Wildfire

In January 2003, we purchased Wildfire located on Rancho Drive across from Texas Station. Wildfire’s non-gaming amenities include a lounge, outdoor patio and a full-service restaurant.

Magic Star & Gold Rush

In August 2004, we purchased Magic Star and Gold Rush. Magic Star is located on Boulder Highway in Henderson, Nevada. Gold Rush is located at the intersection of Interstate 515 and Sunset Road, adjacent to Sunset Station in Henderson, Nevada. Both properties offer non-gaming amenities which include a full service restaurant and a bar.

Lake Mead

In September 2006, we purchased Lake Mead located in Henderson, Nevada. Lake Mead’s non-gaming amenities include a full-service restaurant and bar.

Managed Properties

Thunder Valley

We have entered into a Development Services Agreement and a Management Agreement with the UAIC. Our seven-year Management Agreement was approved by the National Indian Gaming Commission (the “NIGC”) and expires in June 2010. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered into by the UAIC and Placer County, California, we developed, with the UAIC, Thunder Valley, a gaming and entertainment facility located approximately seven miles north of Interstate 80, in Placer County, California, near Sacramento, which opened on June 9, 2003. We receive a management fee equal to 24% of the facility’s net income (as defined in the management agreement). Thunder Valley’s non-gaming amenities include three specialty restaurants, a 500-seat buffet, a food court and a center pit bar.

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

Master-Planned Development

Our expansion strategy includes the master-planned expansion of our existing and future gaming locations. In designing project sites, we plan and engineer for multi-phased facility expansions to accommodate future growth and to allow us to develop dominant properties. A project’s master-planned design typically allows the option of adding hotel rooms, casino space, parking structures and non-gaming entertainment such as movie theaters, additional restaurants, retail shops and various other entertainment venues.

We continually evaluate the timing and scope of our master-planned developments at each of our properties and may determine from time to time to expand the scope of, improve on or suspend the implementation of our master plans. These decisions are dependent upon the availability of financing, competition and future economic and gaming regulatory environments, many of which are beyond our control. We recently completed portions of phase III master-planned expansions at Green Valley Ranch and Santa Fe Station and phase II master-planned expansions at Red Rock and Fiesta Henderson as well as have a phase III master-planned expansion underway at Red Rock.

In October 2005, we began a $130 million phase III master-planned expansion at Santa Fe Station which included an additional parking garage, a buffet, additional slot machines, a remodeled and expanded race and sports book, a meeting and banquet facility and a new center bar. The entire project included approximately 125,000 square-feet of additional space and was completed during the fourth quarter 2006, with the exception of the center bar which is expected to be completed by the summer of 2007.

In October 2005, we began a $75 million phase II master-planned expansion at Fiesta Henderson which included a parking garage, additional slot machines, a remodeled and expanded race and sports book and a multi-screen movie theater complex. Construction of the project was completed in August 2006, with the exception of the movie theater complex which is expected to be completed in the fall of 2007.

In October 2006, we opened an additional parking garage, a new race and sports book, a new poker room and two new restaurants as part of the $115 million phase III master-planned expansion at Green Valley Ranch. An entertainment lounge is still under construction and is expected to open in the summer of 2007.

In December 2006, we completed phase II master-planned expansion at Red Rock which included an additional hotel tower containing over 400 rooms and an expanded spa area. In August 2006, we began a $60 million to $65 million phase III master-planned expansion of Red Rock, which includes a 72-lane bowling center and an expansion of the west parking garage. Construction of the bowling center is expected to be completed in the second quarter of 2007, while the parking garage expansion is expected to be completed in the third quarter of 2007.

Development and Acquisition Opportunities

We have acquired several parcels of land in the Las Vegas valley, Sacramento, California area near Thunder Valley and Reno, Nevada, which can be used for new casino development or other associated development. In addition, we have an agreement to acquire an additional parcel of land in Reno, Nevada. We also evaluate other development and acquisition opportunities in current and emerging gaming markets, including land-based, dockside, riverboat and Native American gaming. Our decision whether to proceed with any new gaming development or acquisition opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond our control.

In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We will develop and manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include 200 hotel rooms, approximately 3,000 slot machines, multiple full-service restaurants and a multi-screen movie theater complex. Construction on Aliante Station began in February 2007 and is expected to be completed by the end of 2008 at a cost of approximately $650 million to $675 million. Pursuant to the terms of the agreement, in January 2006, we contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture.

In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC (“FBLV”). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road located behind Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment (excluding non-restricted gaming) project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined.

Native American Development

The Federated Indians of Graton Rancheria

We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the “FIGR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing their project and, upon opening; we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 24% of the facility’s net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In August 2003, we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In August 2005, we purchased 180 acres of the optioned property and an additional 90 acres. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (“DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of December 31, 2006, we have advanced approximately $132.3 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of December 31, 2006, approximately $2.0 million of these payments had been made and expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2006, approximately $2.0 million of these payments had been made and expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of December 31, 2006, we have advanced approximately $34.0 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 146 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI taking the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake’s motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 146-acre site into trust on January 5, 2007, if the plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties’ motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date. On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle plaintiffs to any relief on the four issues raised in the Complaint, and granted the parties’ motion to dismiss or, in the alternative for summary judgement. As with all litigation, no assurances can be provided as to the outcome of that lawsuit. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of December 31, 2006, we have advanced approximately $8.6 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2006, $50,000 of these payments had been made and expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of December 31, 2006, we have advanced approximately $6.3 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of December 31, 2006, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Employees

As of January 31, 2007, we had approximately 14,600 employees in Nevada, which includes Green Valley Ranch, Barley’s and The Greens. From time to time, certain of our employees are contacted by unions and we engage in discussions with such employees regarding establishment of collective bargaining agreements. While we are faced with such movements by employees from time to time, we do not believe that such movements will have any broad-based impact on our employees; however, there can be no assurances to that effect. Additionally, we believe that we have good relationships with our employees which has been demonstrated by being named one of FORTUNE magazine’s 100 best companies to work for the past three years.

Available Information

We are a reporting company under the Securities Exchange Act of 1934, as amended, and file annual reports, quarterly reports, proxy statements and other documents with the SEC. You may also read and copy any of our filings at the SEC’s public reference room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Because we submit filings to the SEC electronically, access to this information is available at the SEC’s Internet website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC. We also make available, free of charge, on our website (www.stationcasinos.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

Failure to complete the Merger would likely have an adverse effect on us.

There can be no assurance that our stockholders will approve the Merger Agreement or that the other conditions to the completion of the Merger will be satisfied. In connection with the Merger, we are subject to several risks, including the following:

•      On December 1, 2006, the last trading day prior to the announcement of management’s proposal of the Merger, our common stock closed at $69.10 per share. After that announcement, the stock price rose to trade at $84.90, exceeding the $82 per share proposal price. Since the Merger Agreement was signed on February 23, 2007, our common stock has traded between $86 and $87 per share. The current price of our common stock may reflect a market assumption that the Merger will close. If the Merger is not consummated, the stock price would likely retreat from its current trading range.

•      Certain costs relating to the Merger, including legal, accounting and financial advisory fees, are payable by us whether or not the Merger is completed.

•      Under circumstances set out in the Merger Agreement, upon termination under specified circumstances related to a competing acquisition proposal, we may be required to pay FCP a termination fee of $160 million, except in the case of a termination resulting from a superior proposal received within 30 business days following the execution of the Merger Agreement, in which case the termination fee payable to FCP will be $106 million.

•      If our stockholders do not approve the Merger under certain circumstances, we must reimburse FCP for reasonable out-of-pocket fees and expenses (including reasonable legal fees and expenses) incurred by FCP and its affiliates in connection with the transactions contemplated by the Merger Agreement, which will be credited against the termination fee if it becomes payable.

•      Our management’s and our employees’ attention will have been diverted from our day-to-day operations, we may experience unusually high employee attrition and our business and customer relationships may be disrupted.

•      Current and prospective employees may experience uncertainty about their future as employees of Station if the Merger fails to be consummated. This may adversely affect our ability to attract and retain, and may affect the performance during the transition period of, key management, sales, marketing and technical personnel.

•      Any delay in the consummation of the Merger or any uncertainty about the consummation of the Merger may adversely affect our future businesses, growth, revenue and results of operations.

Speculation about the Merger could have an adverse effect on us, such as a downgrade of the ratings of our debt securities and that downgrade could be significant.

In response to the December 4, 2006 announcement of the proposal to acquire all of our outstanding common stock, Moody’s Investor Services placed both our long-term and short-term debt ratings under review for possible downgrade. Standard & Poor’s put our long-term and short-term debt ratings on credit watch with negative implications. Additionally, speculation about the Merger could have other adverse effects.

We face substantial competition in the gaming industry.

Our Nevada casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. In addition, our casino properties face competition from all smaller non-restricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area. As of December 31, 2006, there were over 1,400 restricted gaming locations with over 15,000 slot machines. We compete with other hotel/casinos and restricted gaming locations by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Currently, there are approximately 35 major gaming properties located on or near the Las Vegas Strip, 14 located in the downtown area and several located in other areas of Las Vegas. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the business of our casino properties. While past additions to capacity have had little, if any, impact on our casino properties’ hotel occupancy or casino volume to date, there can be no assurance that hotel occupancy or casino volume will not be adversely affected in the future.

Our Nevada casino properties also face competition from 86 non-restricted gaming locations in the Las Vegas area primarily targeted to the local and the repeat visitor markets. Some of these competitors have completed expansions and existing competitors and new entrants into these markets are in the planning stages or under construction on other projects. Although we have competed strongly in these marketplaces, there can be no assurance that additional capacity will not have a negative impact on our business.

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

To a lesser extent, our Nevada operations compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, riverboat gaming markets in the Midwest and South,

facilities in Atlantic City, New Jersey, casinos located on Native American land and in other parts of the world, with state-sponsored lotteries, on-and-off-track pari-mutuel wagering, card rooms and other forms of legalized gambling.

Native American gaming in California, as it currently exists, has had little, if any impact on our Nevada operations to date, although there are no assurances as to future impact. 61 Native American tribes entered into Tribal-State Gaming Compacts (“Compacts”) with the State of California in 1999 and 2000 that are currently in effect. Each of these Native American tribes may operate up to two gaming facilities. Seven of these Native American tribes are presently not operating a casino. During 2003 through 2005, nine Native American tribes entered into new Compacts with the State of California, of which five Compacts have been ratified by the California Legislature and are currently in effect. Three of these nine Native American tribes may operate two gaming facilities and the remaining six Native American tribes may operate one gaming facility, respectively; however, only two of these Native American tribes are presently operating casinos. Currently there are 56 Native American casinos in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games (including “21”) on Native American lands. Additionally, during 2004 through 2006, twelve tribes with existing casinos re-negotiated their compacts, of which five have been ratified by the California Legislature and are currently in effect. These re-negotiated compacts allow for the expansion of the respective tribe’s current facilities. It is not certain how this or any expansion of Native American gaming in California will affect our Nevada operations given that visitors from California make up Nevada’s largest visitor market. Moreover, it is uncertain how soon expansion will affect our interests in Native American gaming in California. Increased competition from Native American gaming may result in a decline in our revenues and may have a material adverse effect on our business.

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

We are currently expanding Red Rock, Santa Fe Station, Fiesta Henderson and Green Valley Ranch and providing or may have to provide, as the case may be, funding for the construction of Aliante Station and gaming facilities for the Federated Indians of Graton Rancheria, the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, the Mechoopda Indian Tribe of Chico Rancheria, California and the North Fork Rancheria of Mono Indians (collectively the “Native American Tribes”). We evaluate expansion opportunities as they become available, and we may in the future develop projects in addition to the above listed projects.

Construction projects, such as those mentioned above and the proposed gaming facilities for the Native American Tribes entail significant risks, including the following:

•       shortages of material or skilled labor;

•       unforeseen engineering, environmental or geological problems;

•       work stoppages;

•       weather interference;

•       floods; and

•       unanticipated cost increases;

any of which can give rise to delays or cost overruns.

The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Construction, equipment, staffing requirements, problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities can increase the cost or delay the construction or opening of each of the proposed facilities or otherwise affect the project’s planned design and features. We cannot be sure that we will not exceed the budgeted costs of these projects or that the projects will commence operations within the contemplated time frame, if at all. Budget overruns and delays with respect to expansion and development projects could have a material adverse impact on our results of operations.

We may experience difficulty integrating operations of our acquired companies and developed properties and managing our overall growth which could have a material adverse effect on our operating results.

We may not be able to manage the combined operations of Station Casinos, Inc., including, the projects with the Native American Tribes and Aliante Station and future acquired companies or acquired or developed properties effectively, or realize any of the anticipated benefits of the acquisitions, including streamlining operations or gaining efficiencies from the elimination of duplicative functions. The integration of other companies as assets will require continued dedication of management resources and may temporarily detract attention from our day-to-day business.

In addition, because we plan to continue to pursue expansion and acquisition opportunities, we face significant challenges not only in managing and integrating the projects with the Native American Tribes and Aliante Station, but also managing our expansion projects and any other gaming operations we may acquire in the future. Management of these new projects will require increased managerial resources, and we intend to continue our efforts to enhance our gaming management team. However, there can be no assurances that we will succeed in doing so. Failure to manage our growth effectively could have a material adverse effect on our operating results.

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

We regularly evaluate and pursue new gaming acquisition and development opportunities in existing and emerging jurisdictions. These opportunities have in the past, and may in the future, take the form of joint ventures. To the extent that we decide to pursue any new gaming acquisition or development opportunities, our ability to benefit from such investments will depend upon a number of factors including:

•       our ability to identify and acquire attractive acquisition opportunities and development sites;

•       our ability to secure required federal, state and local licenses, permits and approvals, which in some jurisdictions are limited in number;

•       certain political factors;

•       the availability of adequate financing on acceptable terms (including waivers of restrictions in existing credit arrangements); and

•       our ability to identify and develop satisfactory relationships with joint venture partners.

Most of these factors are beyond our control. Therefore, we cannot be sure that we will be able to recover our investment in any new gaming development opportunities or acquired facilities, or successfully expand to additional locations.

We have invested, and will likely continue to invest, in real property in connection with the pursuit of expansion opportunities. These investments are subject to the risks generally incident to the ownership of real property, including:

•       changes in economic conditions;

•       environmental risks;

•       governmental rules and fiscal policies; and

•       other circumstances over which we may have little or no control.

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

Nevada Gaming Regulations

The ownership and operation of casino gaming facilities and the manufacture and distribution of gaming devices in Nevada are subject to: (i) the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the “Nevada Act”); and (ii) various local ordinances and regulations. Our gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”), the City of Las Vegas, the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”), the City of North Las Vegas, the City of Henderson and certain other local regulatory agencies. The Nevada Commission, Nevada Board, City of Las Vegas, Clark County Board, City of North Las Vegas, City of Henderson, and certain other local regulatory agencies are collectively referred to as the “Nevada Gaming Authorities”.

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

Our direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Palace Station Hotel & Casino, Inc. (“PSHC”), Boulder Station, Inc. (“BSI”), Texas Station, LLC (“TSL”), Sunset Station, Inc. (“SSI”), Tropicana Station, Inc. (“TRSI”), Santa Fe Station, Inc. (“SFSI”), Charleston Station, LLC. (“CSL”), Fiesta Station, Inc. (“FSI”), Rancho Station, LLC (“RSL”), Lake Mead Station, Inc. (“LMSI”), Gold Rush Station, LLC (“GRS”), Magic Star Station, LLC (“MSS”) and LML Station, LLC (“LML”) have received licenses to conduct non-restricted gaming operations. In addition, Green Valley Ranch Gaming, LLC (“GVRG”) has received licenses to conduct non-restricted gaming operations at Green Valley Ranch Resort Spa Casino. Our ownership in

GVRG is held through an intermediary company known as GV Ranch Station, Inc. (“GVRS”), which is licensed as a member and manager of GVRG. Town Center Amusements, Inc. (“TCAI”) has been licensed to conduct non-restricted gaming operations at Barley’s Casino & Brewing Company (“Barley’s”), a micro brewery and casino located in Henderson, Nevada and Greens Café, LLC (“GC’) has been licensed to conduct nonrestricted gaming operations at The Greens, a restaurant and bar located in Henderson. Station Casinos’ ownership in TCAI and GC is held through an intermediary company known as Green Valley Station, Inc. (“GVSI”), which is licensed as a member and manager of TCAI and GC. We also own a minority interest in Fiesta Palms, LLC, d.b.a. Palms Casino Resort, which we hold through our subsidiary, Palms Station, LLC (“PSL”). Station Casinos is registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable to own the stock of PSHC, BSI, TSL, SSI, TRSI, GVSI, SFSI, CSL, GVRS, FSI, RSL, LMSI, GRS, MSS and LML. We are also licensed as a manufacturer and distributor of gaming devices. PSHC, BSI, SSI, TRSI, GVSI, SFSI, CSL, GVRG, FSI and LMSI are each a corporate gaming licensee and TCAI, TSL, GVRG, RSL, GRS, MSS, GC, PSL and LML are each a limited liability company licensee (individually a “Gaming Subsidiary” and collectively the “Gaming Subsidiaries”) under the terms of the Nevada Act. As a Registered Corporation, Station Casinos is required periodically to submit detailed financial and operating reports to the Nevada Commission and the Nevada Board and furnish any other information, which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Station Casinos and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (individually, a “Gaming License” and collectively, the “Gaming Licenses”) required in order to engage in gaming activities in Nevada.

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

If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Station, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Green Valley Ranch, Fiesta Rancho, Fiesta Henderson, Wild Wild West, Wildfire, Barley’s, Gold Rush, Magic Star, The Greens and Lake Mead and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the Gaming Licenses of the Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any Gaming License would) have a material adverse affect on our gaming operations.

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

We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On May 19, 2005, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (“Shelf Approval”). The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two-year approval period. The Shelf Approval also applies to any affiliated company wholly owned by Station (an “Affiliate”), which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval includes approval for us to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of the Gaming Subsidiaries, as applicable, in conjunction with public offerings made under the Shelf Approval, and also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, Station or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. On December 12, 2006, we filed the requisite applications seeking approval for a new Shelf Approval.

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

Nevada Liquor Regulations

The sale of alcoholic beverages at Palace Station, Wildfire and Santa Fe Station is subject to licensing control and regulation by the City of Las Vegas. Red Rock, Boulder Station and Wild Wild West are subject to liquor licensing control and regulation by the Clark County Board. Texas Station and Fiesta Rancho are subject to liquor licensing control and regulation by the City of North Las Vegas. Sunset Station, Green Valley Ranch, Fiesta Henderson, Barley’s, Gold Rush, Magic Star, The Greens and Lake Mead are subject to liquor licensing control and regulation by the City of Henderson. All liquor licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gaming Subsidiaries.

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

IGRA requires NIGC approval of management contracts for Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. The management agreement relating to our management of the casino owned by the UAIC was approved by the NIGC with respect to Thunder Valley in December 2002. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the governing body of the Native American tribe which is the party to the management contract; (ii) has been or subsequently is convicted of a felony or gaming offense; (iii) has knowingly and willfully provided materially important false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe’s gaming ordinance or resolution, or a trustee, exercising the skill due diligence that a trustee is commonly held to, would not approve the management contract. A management contract can be approved only after the NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action that could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.

IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a “tribal-state compact”). These tribal-state compacts provide, among other things, the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on Native American lands. We have been licensed by the UAIC’s tribal gaming agency to manage Thunder Valley.

Title 25, Section 81 of the United States Code states that “no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value... in consideration of services for said Indians relative to their lands... unless such contract or agreement be executed and approved” by the Secretary or his or her designee. An agreement or contract for services relative to Native American lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other things of value paid to any person by any Native American or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. We believe that we have complied with the requirements of Section 81 with respect to our management contract for Thunder Valley and intend to comply with Section 81 with respect to any other contract to manage casinos located on Native American land in the United States.

Native American tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes’ jurisdiction. Therefore, persons engaged in gaming activities, including Station, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by IGRA. The NIGC may determine that some or all of the ordinances require amendment, and those additional requirements, including additional licensing requirements, may be imposed on us. We have received no such notification regarding Thunder Valley. The possessions of valid licenses from the UAIC are ongoing conditions of our management agreement with that tribe.

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

California Gaming Regulations

In California, licensing and registration requirements for tribal financing sources are governed by the compact, amended compact and by regulations adopted by the California Gambling Control Commission and the Tribal Gaming Agency (the “TGA”).

The UAIC’s compact was set to expire on December 31, 2020. The Amended Compact extended the term until December 31, 2030. UAIC’s compact and amended compact require that any person who directly or indirectly extend financing to the UAIC’s gaming facility or gaming operation must be licensed as a “financial source” by the TGA. However, as permitted by the compact and amended compact, the TGA has the discretion to exempt federally and state regulated banks, savings and loan associations and other federal and state regulated lending institutions, entities identified by Regulation CGCC-2, subdivision (f) of the California Gambling Control Commission, as well as persons who hold less than 10% of notes issued by the UAIC or a related entity. The Amended Compact further specifies that entities identified by Regulation CGCC-2, subdivision (h) of the California Gambling Control Commission, and persons or entities whose sole connection with extending financing to the UAIC is to provide loan brokerage or debt servicing for a financial source at no cost to the UAIC or the Gaming Operation are not considered financial sources. For an applicant who is a non-exempted business entity, these licensing provisions also apply to the entity’s officers, directors, principal management employees, owners (if an unincorporated entity), partners and greater than 10% shareholders. Under the compact and amended compact, a permanent license cannot be issued unless the TGA has conducted an investigation as to the suitability of the applicant. Any application for a gaming license may be denied, and any license issued may be revoked, if the TGA determines the applicant to be unsuitable or otherwise unqualified for a gaming license. Each license is subject to review for compliance at least every two years.

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

Further, the UAIC is not permitted to enter into, or continue to make payments under, any financing agreement with anyone whose application to the California Gambling Control Commission for a determination of suitability has been denied or has expired without renewal. Station California, LLC, our wholly owned subsidiary, has been found suitable as a Gaming Resource Supplier and Financial Source by the California Gambling Control Commission. This finding of suitability is subject to review for compliance annually.

General Gaming Regulations in Other Jurisdictions

If we become involved in gaming operations in any other jurisdictions, such gaming operations will subject us and certain of our officers, directors, key employees, stockholders and other affiliates (“Regulated Persons”) to strict legal and regulatory requirements, including mandatory licensing and approval requirements, suitability requirements, and ongoing regulatory oversight with respect to such gaming operations. Such legal and regulatory requirements and oversight will be administered and exercised by the relevant regulatory agency or agencies in each jurisdiction (the “Regulatory Authorities”). We and the Regulated Persons will need to satisfy the licensing, approval and suitability requirements of each jurisdiction in which we seek to become involved in gaming operations. These requirements vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. In general, the procedures for gaming licensing, approval and finding of suitability require Station and each Regulated Person to submit detailed personal history information and financial information to demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by law and regulation in each jurisdiction, followed by a thorough investigation by such Regulatory Authorities. In general, Station and each Regulated Person must pay the costs of such investigation. An application for any gaming license, approval or finding of suitability may be denied for any cause that the Regulatory Authorities deem reasonable. Once obtained, licenses and approvals may be subject to periodic renewal and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit or restrict a license, approval or finding of suitability for any cause that they deem reasonable. Fines for violations may be levied against the holder of a license or approval and in certain jurisdictions, gaming operation revenues can be forfeited to the state under certain circumstances. There can be no assurance that we will obtain all of the necessary licenses, approvals and findings of suitability or that our officers, directors, key employees, other affiliates and certain other stockholders will satisfy the suitability requirements in one or more jurisdictions, or that such licenses, approvals and findings of suitability, if obtained, will not be revoked, limited, suspended or not renewed in the future.

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

Our properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the substantial increases in the cost of electricity, natural gas and gasoline in the United States may negatively affect our operating results. In addition, energy price increases in the regions that constitute a significant source of customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which could negatively impact revenues.

We depend on key markets and may not be able to continue to attract a sufficient number of guests and gaming customers in Nevada to make our operations profitable.

Our operating strategies emphasize attracting and retaining customers from the Las Vegas local and repeat visitor market. All of our owned casino properties are dependent upon attracting Las Vegas residents. We cannot be sure that we will be able to continue to attract a sufficient number of guests, gaming customers and other visitors in Nevada to make our operations profitable. In addition, our operating strategy, including the master-planning of our casinos for future expansion, has been developed, in part, based on expected population growth in Las Vegas. There can be no assurance that growth will continue in Las Vegas or that we will be able to successfully adapt to any downturn.

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

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature is presently in session and there is currently no proposed legislation to raise gaming taxes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Substantially all of the property that we own and lease is subject to a lien to secure borrowings under our Revolving Facility.

Palace Station is situated on approximately 30 acres that we own located on the west side of Las Vegas, Nevada.

Boulder Station is situated on approximately 54 acres located on the east side of Las Vegas, Nevada. We own 27 acres and lease the remaining 27 acres from KB Enterprises, a company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the “Related Lessor”), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of Station and Lorenzo J. Fertitta, Vice Chairman and President of Station. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $183,333 through June 2008. In July 2008, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in June 2008, to purchase the land at fair market value. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.

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

Red Rock is situated on approximately 68 acres that we own located on the northwest side of Las Vegas, Nevada.

Green Valley Ranch, a 50% owned joint venture, is situated on approximately 40 acres in Henderson, Nevada that is owned by the joint venture.

Fiesta Rancho is situated on approximately 25 acres that we own in North Las Vegas, Nevada.

Fiesta Henderson is situated on approximately 46 acres that we own in Henderson, Nevada.

We also have acquired or are under contract to acquire approximately 69 acres of land on which Wild Wild West is located and the surrounding area of which, approximately 50 acres have been acquired as of December 31, 2006. In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of  approximately $36 million. We have extended the date for the close of escrow to no later than January 2009.

We currently own or lease six sites, which have been acquired for potential gaming projects, consisting of 220 acres in the Las Vegas valley, 188 acres in Sacramento, California near Thunder Valley and 112 acres in Reno, Nevada.

ITEM 3. LEGAL PROCEEDINGS

Station and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting us and our subsidiaries.

Litigation Relating to the Merger

On December 4, 2006, we announced that we had received a proposal from Fertitta Colony Partners, LLC, (“FCP”) to acquire all of our outstanding common stock for $82 per share in cash.  As described in Note 16 to the Consolidated Financial Statements in this Annual Report on Form 10-K, on February 23, 2007, we entered into a definitive merger agreement with FCP, pursuant to which FCP agreed to purchase all of the Company’s outstanding common stock for $90 per share in cash. FCP is a company formed by Frank J. Fertitta III, Chairman and Chief Executive Officer of Station, Lorenzo J. Fertitta, Vice Chairman and President of Station, and Colony Capital Acquisitions, LLC, an affiliate of Colony Capital, LLC.

On December 4, 2006, Helen Roessler filed a purported class action complaint in the District Court of Clark County, Nevada (the “District Court”), Case No. A532367, against the Company, our Board of Directors and Fertitta Colony Partners LLC (“FCP”).  The complaint alleges that the defendants breached their fiduciary duties and challenges the proposed transaction as inadequate and unfair to the Company’s public stockholders.  The complaint seeks, among other relief, class certification of the lawsuit and an injunction against the proposed transaction.  Three similar putative class actions were subsequently filed in the District Court:  Goldman v. Station Casinos, Inc., et al., Case No. A532395, filed on December 4, 2006; Traynor v. Station Casinos, Inc., et al., Case No. A532407, filed on December 4, 2006; and Filhaber v. Station Casinos, Inc., et al., Case No. A532499, filed on December 5, 2006.  (The four above-referenced actions are collectively referred to as the “Initial Lawsuits.”)

On January 2, 2007, David Griffiths filed a purported class action complaint in the District Court against the Company, our Board of Directors, Delise F. Sartini, Blake L. Sartini, Colony Capital, LLC (“Colony Capital”), Colony Capital Acquisitions, LLC (“Colony Acquisitions”) and FCP.  The complaint alleges that the Company’s Board of Directors breached their fiduciary duties and the remaining defendants aided and abetted the alleged breaches of fiduciary duties in connection with the proposed transaction.  The complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, declaratory relief, the imposition of a constructive trust upon the defendants, and an award of attorneys’ fees and expenses to plaintiffs.

On January 4, 2007, the District Court consolidated the Initial Lawsuits under the heading In Re Station Casino’s Shareholder Litigation and appointed lead counsel and liason counsel in connection therewith.  On January 29, 2007, plaintiff Griffiths filed a motion to vacate the District Court’s order appointing lead counsel and to establish a briefing schedule on motions to appoint lead plaintiff and lead counsel.  A hearing on that motion has been scheduled for March 5, 2007.

On February 14, 2007, the West Palm Beach Firefighters’ Pension Fund filed a purported class and derivative action complaint in District Court against the Company’s Board of Directors, Thomas J. Barrack, Jr., Delise Sartini, Blake Sartini, Colony Capital, Colony Acquisitions, FCP, Deutsche Bank Trust Company Americas and German American Capital Corporation.  The complaint alleges, among other things, that the Company breached its fiduciary duties and the remaining defendants aided and abetted the alleged breaches of fiduciary duty in connection with the proposed transaction.  The complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction unless and until the Company adopts and implements a fair sale process, the disclosure of all material information to the Company’s stockholders, the imposition of a constructive trust upon the defendants, and an award of attorneys’ fees and expenses to plaintiffs.

The Company believes that all of the above-referenced actions are without merit and intends to vigorously defend such actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

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

	High	Low
Year Ending December 31, 2006
First Quarter	$80.72	$64.51
Second Quarter	81.46	65.64
Third Quarter	68.30	53.45
Fourth Quarter	85.19	56.80
Year Ending December 31, 2005
First Quarter	$71.22	$53.10
Second Quarter	70.75	58.99
Third Quarter	75.07	60.68
Fourth Quarter	70.95	61.43

Holders

As of January 31, 2007, there were 527 holders of record of our common stock and the closing price of our common stock was $83.20.

Dividends

During the year ended December 31, 2006, we paid a quarterly cash dividend of $0.25 per share to shareholders of record on February 10, 2006 and May 12, 2006 and $0.2875 per share to shareholders of record on August 11, 2006 and November 13, 2006. The total amount paid in dividends for 2006 was $65.4 million.

During the year ended December 31, 2005, we paid a quarterly cash dividend of $0.21 per share to shareholders of record on February 11, 2005 and May 13, 2005 and $0.25 per share to shareholders of record on August 12, 2005 and November 11, 2005. The total amount paid in dividends for 2005 was $62.6 million.

On February 14, 2007, we declared a quarterly cash dividend of $0.2875 per share to shareholders of record on February 26, 2007 payable on March 12, 2007. The payment of dividends in the future will be at the discretion of our Board of Directors. Restrictions imposed by our debt instruments and other agreements limit the payment of dividends (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness and Capital Stock”).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists all equity compensation plans that provide for the award of our securities or the grant of options as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	2,187,107	$12.07	1,108,632
Equity compensation plans not approved by shareholders	—	—	—
Total	2,187,107	$12.07	1,108,632

(a)           This amount excludes restricted stock awards issued. In addition to the above, we have 3,027,354 shares of unvested restricted stock awards outstanding under equity compensation plans approved by shareholders.

Stock Performance Graph

The graph below compares the cumulative total stockholder return of the Company; with the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones US Gambling Index (“Dow Jones US Gambling”).

The performance graph assumes that $100 was invested on December 31, 2001 in each of the common stock of Station Casinos, Inc., the Dow Jones US Gambling and the S&P 500. The stock price performance shown in this graph is neither necessarily indicative of nor intended to suggest future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Station Casinos, Inc., The S & P 500 Index

And The Dow Jones US Gambling Index

*                    $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.  Fiscal year ending December 31.

Issuers Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of us of our common stock during the three months ended December 31, 2006 (unaudited):

Period	Total number of shares purchased (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (c)
October 1 - 31, 2006	395	$61.87	—	7,475,284
November 1 - 30, 2006	—	—	—	7,475,284
December 1 - 31, 2006	7,577	$82.35	—	7,475,284
Total	7,972	$81.34	—	7,475,284

(b)          The shares purchased by us during the three months ended December 31, 2006, consisted of 7,972 restricted shares withheld to offset tax withholding obligations that occur upon vesting of the restricted shares.

(c)           On July 24, 2006, the Board of Directors authorized us to repurchase up to 10 million shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for our fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002 have been derived from our consolidated financial statements which, except for 2003 and 2002, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	For the years ended December 31,
	2006(a)	2005	2004(b)	2003(c)	2002
	(amounts in thousands, except per share data)
Operating Results:
Net revenues	$1,339,024	$1,108,833	$986,742	$858,089	$792,865
Operating costs and expenses, excluding the following items:	983,339	772,927	721,957	655,844	638,164
Development (d)	9,036	8,747	10,683	4,306	—
Preopening (e)	29,461	6,560	848	—	—
Lease terminations (f)	1,053	14,654	—	—	—
Impairment loss (g)	—	—	—	18,868	8,791
Litigation settlement (h)	—	—	—	38,000	—
Operating income	316,135	305,945	253,254	141,071	145,910
Earnings from joint ventures	41,861	38,885	26,524	20,604	11,293
Operating income and earnings from joint ventures	357,996	344,830	279,778	161,675	157,203
Loss on early retirement of debt (i)	—	(1,278)	(93,265)	—	(5,808)
Interest expense, net	(178,544)	(87,325)	(81,284)	(93,498)	(101,639)
Income before income taxes and cumulative effect of change in accounting principle	179,452	256,227	105,229	68,177	49,756
Income tax provision	(69,240)	(94,341)	(38,879)	(23,834)	(18,508)
Cumulative effect of change in accounting principle (j)	—	—	—	—	(13,316)
Net income	$110,212	$161,886	$66,350	$44,343	$17,932
Basic earning per common share	$1.90	$2.46	$1.03	$0.76	$0.31
Diluted earnings per common share	$1.85	$2.40	$1.00	$0.72	$0.30
Dividends paid per common share	$1.08	$0.92	$0.69	$0.25	$—
Balance Sheet Data:
Total assets	$3,716,696	$2,929,043	$2,045,584	$1,745,972	$1,598,347
Long-term debt	3,468,828	1,944,328	1,338,213	1,168,957	1,165,722
Stockholders’ (deficit) equity	(186,858)	630,814	488,921	339,939	270,678

(a)           On April 18, 2006, we opened Red Rock.

(b)          On August 2, 2004, we purchased Magic Star and Gold Rush.

(c)           On January 27, 2003, we purchased Wildfire. We opened Thunder Valley on June 9, 2003, which we manage on behalf of the UAIC (see Note 6 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

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

(e)           Preopening expenses for the years ended December 31, 2006, 2005 and 2004 include costs primarily related to the opening of Red Rock.

(f)             During the year ended December 31, 2006 and 2005, we recorded lease terminations primarily related to land adjacent to the current Wild Wild West property.

(g)           During the year ended December 31, 2003, we recorded an impairment loss of approximately $18.9 million, of which approximately $17.5 million was related to the impairment of goodwill at Fiesta Rancho as a result of reduced growth assumptions. In addition, approximately $1.4 million of the impairment loss in 2003 was primarily related to the write off of our investment in the development of a new slot product. During the year ended December 31, 2002, we recorded an impairment loss of approximately $8.8 million, of which approximately $3.9 million was related to the write-down of certain assets related to our investment in an Internet, intra-state gaming platform and related technology and approximately $4.9 million, which was related to the write-off of our option to invest in the Internet wagering business with Kerzner Interactive.

(h)          On February 9, 2004, we entered into an agreement to settle a lawsuit that centered on allegations of improper conduct by our former Missouri legal counsel for $38 million.

(i)             During the year ended December 31, 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008 and $17.4 million of outstanding 9 7/8% senior subordinated notes due 2010. During the year ended December 31, 2004, we completed tender offers and consent solicitations for approximately $940.6 million of our senior and senior subordinated notes outstanding. During the year ended December 31, 2002, we redeemed our $150 million 9 3/4% senior subordinated notes.

(j)              The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”, in June 2001. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS 142. We implemented SFAS 142 on January 1, 2002 and tested for impairment in accordance with the provisions of SFAS 142 in the first quarter of 2002. As a result of an independent third party appraisal, we recorded an impairment loss of $13.3 million, net of the applicable tax benefit, related to Fiesta Rancho, which is shown as a cumulative effect of a change in accounting principle in our consolidated statements of operations.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Year ended December 31, 2006	Percent change	Year ended December 31, 2005	Percent change	Year ended December 31, 2004
Net revenues—total	$1,339,024	20.8%	$1,108,833	12.4%	$986,742
Major Las Vegas Operations (a)	1,189,099	22.8%	968,017	11.5%	868,248
Management fees (b)	99,485	4.6%	95,144	12.4%	84,618
Other Operations and Corporate (c)	50,440	10.4%	45,672	34.8%	33,876
Operating income (loss)—total	$316,135	3.3%	$305,945	20.8%	$253,254
Major Las Vegas Operations (a)	290,924	(4.1)%	303,383	30.4%	232,677
Management fees (b)	99,485	4.6%	95,144	12.4%	84,618
Other Operations and Corporate (c)	(74,274)	19.8%	(92,582)	(44.6)%	(64,041)
Cash flows provided by (used in):
Operating activities	$293,373	(22.2)%	$376,891	43.6%	$262,411
Investing activities	(836,261)	5.5%	(885,327)	(162.0)%	(337,929)
Financing activities	574,234	9.3%	525,571	543.6%	81,663

(a)           Includes the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock (since April 18, 2006), Fiesta Rancho and Fiesta Henderson.

(b)          Includes management fees from Thunder Valley, Green Valley Ranch, Barley’s and The Greens (since December 17, 2005).

(c)           Includes the wholly owned properties of Wild Wild West, Wildfire, Magic Star (since August 2, 2004), Gold Rush (since August 2, 2004), Lake Mead (since October 1, 2006) and corporate and development expense.

Consolidated net revenues for the year ended December 31, 2006 increased 20.8% to $1.3 billion as compared to $1.1 billion for the year ended December 31, 2005. Year over year net revenues increased primarily due to the opening of Red Rock Casino Resort Spa (“Red Rock”) on April 18, 2006.

Combined net revenue from our Major Las Vegas Operations increased 22.8% to $1.2 billion for the year ended December 31, 2006 as compared to $968.0 million for the year ended December 31, 2005, as a result of opening Red Rock as noted above. Combined net revenue from our Major Las Vegas Operations, excluding Red Rock, remained virtually unchanged for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Consolidated net revenues for the year ended December 31, 2005 increased 12.4% to $1.1 billion as compared to $986.7 million for the year ended December 31, 2004. Year over year net revenues increased primarily due to the continued strength of the Las Vegas local economy, continued population and employment growth in the Las Vegas valley, no new competition in the locals’ market until the latter part of December, as well as the continued success of our Jumbo brand products, including Jumbo Jackpot. Jumbo Jackpot, which we introduced in April 2003, is an exclusive progressive slot jackpot that allows customers using a Boarding Pass or Amigo Club card the opportunity to win between $100,000 and $150,000 just for playing slot machines.

Operating Income/Operating Margin

Consolidated operating income increased 3.3% in the year ended December 31, 2006 as compared to the year ended December 31, 2005 while the operating margin decreased to 23.6% from 27.6% for the same periods. The increase in the consolidated operating income is a result of increased consolidated net revenues as noted above offset by operating expenses for Red Rock as well as preopening expenses of $29.5 million in the year ended December 31, 2006 as compared to $6.6 million in the year ended December 31, 2005. The decrease in operating margin was the result of lower operating margins at Red Rock. Prior experience has demonstrated that new facilities initially do not operate as efficiently as more mature facilities. As a result, the operating margins have been lower than we expect them to be in the future.

Consolidated operating income increased 20.8% in the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase is primarily due to increased consolidated net revenues noted above which were negatively impacted by $14.7 million in lease termination costs. There is significant operating leverage on incremental revenue due to a significant amount of fixed costs. As a result, our consolidated operating margin improved 1.9 percentage points in the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Share-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment”, utilizing the modified prospective application. Under the modified prospective application, SFAS 123R applies to new awards and awards that were outstanding on December 31, 2005 that are subsequently modified, repurchased or cancelled. Under the modified prospective application, compensation cost recognized in the year ended December 31, 2006 includes compensation cost of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior period amounts are not restated to reflect the impact of adopting SFAS 123R under the modified prospective application.

The recognition of compensation expense related to the issuance of restricted stock has not changed with the adoption of SFAS 123R, except for the addition of the estimate of forfeitures, and such compensation expense continues to be expensed in the statements of operations. During the year ended December 31, 2006, income before income tax and net income were reduced by approximately $2.2 million and $1.4 million, respectively, as a result of adopting SFAS 123R, and basic earnings per share and diluted earnings per share were reduced by $0.03 and $0.02, respectively, reflecting compensation expense related to stock option awards that were previously not recognized in the financial statements due to our prior application of APB Opinion 25.

The following table highlights our various sources of revenues and expenses as compared to prior years (dollars in thousands):

	Year ended December 31, 2006	Percent change	Year ended December 31, 2005	Percent change	Year ended December 31, 2004
Casino revenues	$969,147	17.3%	$825,995	13.1%	$730,584
Casino expenses	348,659	21.7%	286,503	4.6%	273,816
Margin	64.0%		65.3%		62.5%
Food and beverage revenues	$211,579	44.2%	$146,774	4.6%	$140,332
Food and beverage expenses	152,300	47.9%	102,970	2.4%	100,548
Margin	28.0%		29.8%		28.4%
Room revenues	$82,431	34.6%	$61,238	7.3%	$57,057
Room expenses	29,962	42.0%	21,094	0.2%	21,053
Margin	63.7%		65.6%		63.1%
Other revenues	$70,245	33.7%	$52,550	25.1%	$42,008
Other expenses	26,244	47.4%	17,799	5.8%	16,820
Selling, general and administrative expenses	$230,278	26.8%	$181,670	5.1%	$172,923
Percent of net revenues	17.2%		16.4%		17.5%
Corporate expense	$63,066	9.5%	$57,619	22.1%	$47,189
Percent of net revenues	4.7%		5.2%		4.8%
Earnings from joint ventures	$41,861	7.7%	$38,885	46.6%	$26,524

Casino.   Casino revenues and expenses increased 17.3% and 21.7%, respectively, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase in revenues was due to the same factors affecting our consolidated net revenues noted above. The increase in casino expenses was due to the opening of Red Rock, which includes approximately 3,200 slot machines and over 60 table games. Operating margin was also impacted by the opening of Red Rock as noted above.

Casino revenues increased 13.1% for the year ended December 31, 2005 as compared to the year ended December 31, 2004, due to the same factors affecting our consolidated net revenues noted above. Casino expenses increased 4.6% over the same period due to increased promotional and marketing expenses related to our Jumbo brand products and an increase in gaming taxes as a result of higher casino revenues in 2005. There is also significant operating leverage on incremental gaming revenue due to a significant amount of fixed costs in the casino department and, as a result, the casino profit margin increased by 2.8 percentage points for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Food and Beverage.   Food and beverage revenues increased 44.2% for the year ended December 31, 2006 as compared to the year ended December 31, 2005, as a result of the opening of Red Rock on April 18, 2006. Food covers increased 20.6% and average guest check increased 14.8% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Food and beverage expenses increased 47.9% primarily due to the opening of Red Rock as noted above which included the addition of nine restaurants.

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

Room.   Room revenues increased 34.6% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Room expenses increased 42.0% for the year ended December 31, 2006 as compared to the year ended December 31, 2005, which is due to the opening of Red Rock which included approximately 400 hotel rooms. Room occupancy was 95% for the year ended December 31, 2006, as compared to 96% for the year ended December 31, 2005. The average daily room rate increased to $73 for the year ended December 31, 2006 from $61 for the year ended December 31, 2005, primarily due to an average daily room rate of $169 for the year ended December 31, 2006 at Red Rock.

Room revenues increased 7.3% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Room occupancy remained unchanged at 96% while the average daily room rate increased to $61 for the year ended December 31, 2005 from $56 for the year ended December 31, 2004, as a result of continued increase in consumer demand for rooms in Las Vegas during 2005.

Other.   Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues increased 33.7% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase in other revenues is primarily due to the opening of Red Rock which includes a full-service spa and several leased outlets including a 16-screen movie theater complex.

Other revenues increased 25.1% for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase in other revenues is primarily due to the opening of the bowling center at Sunset Station in April 2005 and the movie theater complex at Santa Fe Station in May 2005.

Management Fees.   We manage Thunder Valley on behalf of the United Auburn Indian Community (“UAIC”) and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Barley’s and The Greens and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch and 10% of EBITDA from Barley’s and The Greens. For the year ended December 31, 2006, management fees increased to approximately $99.5 million as compared to $95.1 million for the year ended December 31, 2005 and $84.6 million for the year ended December 31, 2004. The increase is due to improved results at both Green Valley Ranch and Thunder Valley.

Selling, General and Administrative (“SG&A”).   SG&A as a percentage of net revenues increased to 17.2% in the year ended December 31, 2006 as compared to 16.4% in the year ended December 31, 2005. SG&A expenses increased by 26.8% to $230.3 million for the year ended December 31, 2006, from $181.7 million for the year ended December 31, 2005. The increase is primarily related to the opening of Red Rock during the second quarter.

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

Corporate Expense.   Corporate expense increased to approximately $63.1 million for the year ended December 31, 2006 as compared to approximately $57.6 million for the year ended December 31, 2005.

The increase is primarily due to stock option expense as a result of adopting SFAS 123R (see “Share-Based Compensation”), expenses related to costs associated with the Fertitta Colony Partners, LLC transaction (as further described in Note 16 to the Consolidated Financial Statements in this Annual Report on Form 10-K) and additional restricted stock awards offset by lower cash bonuses.

Corporate expenses increased to approximately $57.6 million for the year ended December 31, 2005 as compared to approximately $47.2 million for the year ended December 31, 2004. The increase is primarily due to increased investment in corporate infrastructure to handle prorated growth and a change in incentive compensation from a stock option based program to a program which includes cash and restricted stock.

Development Expense.   Development expense includes costs to identify potential gaming opportunities, the internal costs incurred to bring the Native American projects currently under contract to fruition and other development opportunities, which include payroll, travel and legal expenses. Development expenses for the years ended December 31, 2006, 2005 and 2004 were $9.0 million, $8.7 million and $10.7 million, respectively. Also included in development expense for 2004 is a $2.0 million non-reimbursable milestone payment related to the Gun Lake project in Michigan.

Depreciation and Amortization.   Depreciation and amortization increased 29.3% to approximately $131.1 million for the year ended December 31, 2006 as compared to $101.4 million for the year ended December 31, 2005. This increase was due primarily to the completion of phase I of Red Rock in April 2006, portions of the phase II master planned expansion at Fiesta Henderson in August 2006 and the remodel of the buffet at Sunset Station in December 2005.

Depreciation and amortization increased 18.1% to approximately $101.4 million for the year ended December 31, 2005 as compared to $85.8 million for the year ended December 31, 2004. This increase was due primarily to the addition of new ticket-in, ticket-out slot machines at a majority of the Major Las Vegas properties in 2004, the completion of the ice arena at Fiesta Rancho during 2004, the completion of the Santa Fe Station phase II expansion which opened in phases beginning in the latter part of 2004 and the addition of the bowling center at Sunset Station in April 2005.

Preopening Expense.   Preopening expenses for the year ended December 31, 2006, 2005 and 2004 were approximately $29.5 million, $6.6 million and $0.8 million, respectively, which include costs related to projects under development including Red Rock.

Lease Terminations.   During the year ended December 31, 2006 and 2005, we recorded approximately $1.1 million and $14.7 million, respectively, to terminate various leases primarily related to land adjacent to the current Wild Wild West property.

Earnings From Joint Ventures.   We own a 50% interest in various joint ventures including Green Valley Ranch and Barley’s, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. We recorded our share of the earnings from these joint ventures of $41.9 million, $38.9 million and $26.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in earnings from joint ventures is primarily related to improved results at Green Valley Ranch as a result of the completion of various portions of the phase III master-planned expansion in October 2006 and phase II master-planned expansion in December 2004.

Interest Expense.   Interest expense, net of capitalized interest, increased 113.7% to $171.7 million in the year ended December 31, 2006 as compared to $80.4 million in the year ended December 31, 2005. Gross interest expense increased approximately $100.3 million due to an increase in our long-term debt of approximately $1.5 billion in the year ended December 31, 2006, and an increase in the weighted average cost of debt to 6.7% from 6.2% for the years ended December 31, 2006 and 2005, respectively. Capitalized interest increased approximately $7.4 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005, primarily due to interest capitalized for the construction of Red Rock.

Interest expense, net of capitalized interest, increased 4.7% to $80.4 million in the year ended December 31, 2005 as compared to $76.8 million in the year ended December 31, 2004. Gross interest expense increased approximately $18.9 million due to an increase in our long-term debt of approximately $605.6 million in the year ended December 31, 2005, and an increase in the weighted average cost of debt to 6.2% from 6.1% for the years ended December 31, 2005 and 2004, respectively. Capitalized interest increased approximately $15.3 million for the year ended December 31, 2005 primarily due to interest capitalized for the construction of Red Rock.

Interest and Other Expense from Joint Ventures.   For the years ended December 31, 2006, 2005 and 2004, we recorded $6.8 million, $6.9 million and $4.5 million, respectively, in interest and other expense related to our unconsolidated joint ventures. The increase during 2005 in interest and other expense from joint ventures is due to higher debt balances as a result of the approximate 300 room addition completed at Green Valley Ranch in December 2004.

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

Liquidity and Capital Resources

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects such as the expansions at Red Rock, Green Valley Ranch, Santa Fe Station and Fiesta Henderson entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

During the year ended December 31, 2006, we generated cash flows from operating activities of $293.4 million. We received $698.5 million from the issuance of senior and senior subordinated notes (see “Description of Certain Indebtedness and Capital Stock—Senior and Senior Subordinated Notes”). In addition, we received approximately $18.0 million from the sale of land, property and equipment. At December 31, 2006, we had total available borrowings of $2.0 billion under our Revolving Facility, which was reduced by borrowings of $1.2 billion and various letters of credit totaling approximately $1.2 million, leaving approximately $843.0 million available as of December 31, 2006. We had $116.9 million in cash and cash equivalents as of December 31, 2006, virtually all of which is used for day-to-day operations of our casinos.

During the year ended December 31, 2006, total capital expenditures were $756.8 million, of which approximately $379.2 million was related to the development of Red Rock phases I and II (see “Future Development”), approximately $22.7 million was related to the phase III expansion of Red Rock, approximately $19.0 million was for the purchase of land adjacent to the current Wild Wild West property,  approximately $23.8 million was for the purchase of land held for development, approximately $116.7 million was related to the phase III expansion of Santa Fe Station, approximately $46.6 million was related to the phase II expansion of Fiesta Henderson and approximately $148.8 million was for maintenance and other capital expenditures. In addition to capital expenditures, we paid approximately $15.9 million in reimbursable advances for our Native American development projects (see “Future Development”), approximately $65.4 million in common stock dividends, approximately $880.7 million to repurchase 12.7 million shares of our common stock and approximately $42.4 million was contributed to various joint ventures.

Our primary cash requirements for 2007 are expected to include (i) approximately $20 million for the phase II expansion of Red Rock, (ii) approximately $50 million for the phase III expansion of Red Rock, (iii) approximately $12 million for the phase III expansion of Santa Fe Station, (iv) approximately $23 million for the phase II expansion of Fiesta Henderson, (v) payments of cash dividends, (vi) principal and interest payments on indebtedness, (vii) maintenance and other capital expenditures, (viii) other strategic land purchases and (ix) equity contributions to joint ventures.

We believe that cash flows from operations, available borrowings under the Revolving Facility, existing cash balances and the distribution from Green Valley Ranch (see “Description of Certain Indebtedness and Capital Stock—Green Valley Ranch Financing”) will be adequate to satisfy our anticipated uses of capital during 2007. However, we are continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see “Description of Certain Indebtedness and Capital Stock”) and other applicable agreements.

It is anticipated that the funds necessary to consummate the Merger and related transactions described in Note 16 to the Consolidated Financial Statements in this Annual Report on Form 10-K will be funded by new credit facilities and equity financing. Our capitalization, liquidity and capital resources will change substantially if the Merger is approved by our shareholders and the related financing transactions are completed. Upon the closing of the financing transactions, we will be highly leveraged. Our liquidity requirements will be significant, primarily due to debt service and lease expense requirements and financing costs related to the indebtedness and lease expense expected to be incurred in connection with the closing of the Merger.

Off Balance Sheet Arrangements

As of December 31, 2006, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a combined notional amount of $550.0 million (see “Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps”).

The following table summarizes our contractual obligations and commitments (amounts in thousands):

	Contractual obligations
	Long-term debt (a)	Operating leases (b)	Other long-term obligations (c)	Total contractual cash obligations
Payments due by year
2007	$242,495	$10,382	$45,063	$297,940
2008	242,486	10,408	27,296	280,190
2009	247,591	7,981	48,897	304,469
2010	1,398,065	7,818	2,502	1,408,385
2011	155,895	7,818	1,384	165,097
Thereafter	2,853,559	320,098	125	3,173,782
Total	$5,140,091	$364,505	$125,267	$5,629,863

(a)           Includes interest related to interest rate swaps estimated based on the notional amount and net interest spread as of December 31, 2006. Interest related to the Revolving Facility is estimated based on the outstanding balance and interest rate as of December 31, 2006. See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(b)          See Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)           Other long-term obligations are comprised of employment contracts, long-term stay-on agreements, slot conversion purchases and the purchase of land related to Wild Wild West.

Future Development—Las Vegas

Las Vegas Development

Red Rock

On April 18, 2006, we opened phase I of Red Rock Casino Resort Spa (“Red Rock”) located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. Phase I included approximately 400 hotel rooms, approximately 3,200 slot machines, 94,000 square feet of meeting and convention space, a full service spa, nine restaurants, a 16-screen movie theater complex, a night club and private pool club, both indoor and outdoor entertainment venues and parking for approximately 5,000 vehicles. Phase II, which included an additional hotel tower containing over 400 rooms and an expanded spa area was completed during December 2006. The total cost of phases I and II of Red Rock is $1.0 billion as of December 31, 2006.

In August 2006, we began a phase III master-planned expansion of Red Rock, which includes a 72-lane bowling center and an expansion of the west parking garage. Construction of the bowling center is expected to be completed in the second quarter of 2007, while the parking garage expansion is expected to be completed in the third quarter of 2007. The total cost of phase III is expected to be between $60 million and $65 million, of which approximately $22.7 million had been incurred as of December 31, 2006.

On July 27, 2005, we entered into a joint venture with Cloobeck Molasky Partners I, LLC (“Cloobeck Molasky”) to develop a high-end residential project on approximately 5 acres located adjacent to the hotel at Red Rock. Pursuant to the terms of the operating agreement, we owned 80% of the joint venture and Cloobeck Molasky owned 20%. In June 2006, we notified Cloobeck Molasky that the joint venture had been dissolved based on the terms of the operating agreement. As of December 31, 2006, we cancelled the residential project resulting in a write-off of approximately $2.5 million, which is included in loss on asset disposals, net on our consolidated statement of operations.

Santa Fe Station Expansion

In October 2005, we began a $130 million phase III master-planned expansion at Santa Fe Station which included an additional 2,900-space parking garage, a 500-seat buffet, 400 additional slot machines, a remodeled and expanded race and sports book, a meeting and banquet facility and a new center bar. The entire project included approximately 125,000 square-feet of additional space and was completed during the fourth quarter 2006, with the exception of the center bar which is expected to be completed by the summer of 2007.  Approximately $127.8 million had been incurred on the expansion as of December 31, 2006.

Fiesta Henderson Expansion

In October 2005, we began a $75 million phase II master-planned expansion at Fiesta Henderson which included a 1,500-space parking garage, 350 additional slot machines, a remodeled and expanded race and sports book and a 12-screen movie theater complex. Construction of the project was completed in August 2006, with the exception of the movie theater complex which is expected to be completed in the fall of 2007. Approximately $56.2 million had been incurred on the expansion as of December 31, 2006.

Green Valley Ranch Expansion

In October 2006, we opened an additional 1,200-space parking garage, a new race and sports book, a new poker room and two new restaurants as part of the $115 million phase III master-planned expansion at Green Valley Ranch. An entertainment lounge is still under construction and is expected to open in the summer of 2007. Approximately $98.1 million had been incurred on the expansion as of December 31, 2006.

Aliante Station

In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We will develop and manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include 200 hotel rooms, approximately 3,000 slot machines, multiple full-service restaurants and a multi-screen movie theater complex. Construction on Aliante Station began in February 2007 and is expected to be completed by the end of 2008 at a cost of approximately $650 million to $675 million. Pursuant to the terms of the agreement, in January 2006, we contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture. During the year ended December 31, 2006, we contributed an additional $4.0 million to fund design and development costs.

Rancho Road

In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC (“FBLV”). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road located behind Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment (excluding non-restricted gaming) project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined.

Native American Development

The Federated Indians of Graton Rancheria

We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the “FIGR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing their project and, upon opening, we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 24% of the facility’s net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In August 2003, we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In August 2005, we purchased 180 acres of the optioned property and an additional 90 acres. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (“DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of December 31, 2006, we have advanced approximately $132.3 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of December 31, 2006, approximately $2.0 million of these payments had been made and expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2006, approximately $2.0 million of these payments had been made and expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of December 31, 2006, we have advanced approximately $34.0 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 146 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI taking the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake’s motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 146-acre site into trust on January 5, 2007, if the plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties’ motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date. On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle plaintiffs to any relief on the four issues raised in the Complaint, and granted the parties’ motion to discuss or, in the alternative for summary judgment. As with all litigation, no assurances can be provided as to the outcome of that lawsuit. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of December 31, 2006, we have advanced approximately $8.6 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2006, $50,000 of these payments had been made and expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of December 31, 2006, we have advanced approximately $6.3 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of December 31, 2006, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

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

As of December 31, 2006, we had $214.4 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 220 acres in the Las Vegas valley, 188 acres in the Sacramento, California area near Thunder Valley and 104 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

We also have acquired or are under contract to acquire approximately 69 acres of land on which Wild Wild West is located and the surrounding area of which, approximately 50 acres have been acquired as of December 31, 2006. During the years ended December 31, 2006 and 2005 we incurred and expensed approximately $1.1 million and $11.7 million, respectively to terminate various leases related to this land. In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of  approximately $36 million. We have extended the date for the close of escrow to no later than January 2009. Additionally, the lease expense was reduced from $2.9 million to $1.6 million per year beginning in July 2005. No amounts related to this purchase option have been recorded on our consolidated balance sheets.

Regulation and Taxes

We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and tribal gaming agency of the UAIC.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature is presently in session and there is currently no proposed legislation to raise gaming taxes.

We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our operating results.

Description of Certain Indebtedness and Capital Stock

Revolving Facility

In December 2005, we increased our availability under our revolving credit facility (the “Revolving Facility”) from $1.0 billion to $2.0 billion and extended the maturity by one year to December 2010. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of December 31, 2006, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.00%. The maximum margin for Eurodollar Rate borrowings is 2.25%. The maximum margin for Alternate Base Rate borrowings is 1.00%. As of December 31, 2006, the fee for the unfunded portion of the Revolving Facility was 0.30%.

The Revolving Facility contains certain financial and other covenants, some of which were amended in June and September 2006. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 4.00 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.25 to 1.00 for each quarter. As of December 31, 2006, the Borrowers’ funded debt to Adjusted EBITDA ratio was 2.57 to 1.00 and the fixed charge coverage ratio was 1.59 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 7.00 to 1.00 through June 30, 2007, which reduces to 6.75 to 1.00 on September 30, 2007 through June 30, 2008, to 6.50 to 1.00 on September 30, 2008 through December 31, 2008, to 5.75 to 1.00 on March 31, 2009 through December 31, 2009 and to 5.00 to 1.00 on March 31, 2010. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness, stock repurchases and investments. As of December 31, 2006, our consolidated funded debt to Adjusted EBITDA ratio was 6.02 to 1.00. We have pledged the stock of all of our major subsidiaries.

Senior and Senior Subordinated Notes

On August 15, 2006, we issued $400.0 million of 7 3/4% senior notes due August 15, 2016. On March 13, 2006, we issued $300.0 million of 6 5/8% senior subordinated notes due March 2018. Proceeds from the sale of the notes were used to reduce a portion of the amount outstanding on our Revolving Facility.

During 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008 and $17.4 million of outstanding 9 7/8% senior subordinated notes due 2010. As a result of these redemptions, we recorded a loss on early retirement of debt of approximately $1.3 million in the year ended December 31, 2005 to reflect the write-off of the unamortized loan costs, discounts and call premium.

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

The indentures (the “Indentures”) governing our senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit our and our subsidiaries’ ability to incur additional debt. At December 31, 2006, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.40 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

Interest Rate Swaps

We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of December 31, 2006, we have interest rate swaps with a combined notional amount of $550.0 million. We entered into a fair value hedge interest rate swap with a notional amount of $50.0 million tied directly to our 6% senior notes converting a portion of our fixed-rate debt to a floating-rate based upon three-month LIBOR rates, terminating in April 2012. This interest rate swap qualifies for the “shortcut” method allowed under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and as amended by SFAS 138 and 149, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS 133, we recorded a liability of $2.2 million and $2.1 million as of December 31, 2006 and 2005, respectively, representing the fair value of this interest rate swap and a corresponding decrease in long-term debt, as this interest rate swap is considered highly effective under the criteria established by SFAS 133. We paid a rate based on LIBOR, which approximated 7.1% as of December 31, 2006 and received a fixed rate of 6.0%.

We have entered into two cash flow hedge interest rate swaps with a combined notional amount of $500.0 million tied directly to our Revolving Facility converting a portion of our floating-rate debt to a fixed-rate based on three-month LIBOR rates, terminating in December 2010. As of December 31, 2006, we paid an average fixed rate of 5.1% and received three-month LIBOR which approximated 5.4%. These interest rate swaps are designated and qualify as cash flow hedges resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss) with an offsetting adjustment to the carrying value of the related debt. For the years ended December 31, 2006 and 2005, we recorded other comprehensive loss of $0.6 million and $0.8 million, respectively, related to the change in market value of these interest rate swaps. As a result, we recorded an increase in long-term debt of $1.4 million and $0.8 million as of December 31, 2006 and 2005, respectively.

The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swaps. The net effect of the interest rate swaps resulted in a reduction of interest expense of approximately $0.2 million, $2.1 million and $7.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Green Valley Ranch Financing

On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the “Green Valley Facility”). The Green Valley Facility includes a $550 million first lien term loan due February 2014, a $250 million second lien term loan due August 2014 and a $30 million revolver due February 2012. At the time of close, the revolver was unfunded. Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving credit facility and term loan, as well as an equal distribution to the partners which totaled approximately $570 million. The outstanding balance of the Green Valley Ranch revolving credit facility as of December 31, 2006, was approximately $228.0 million.

Common Stock

We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 80,507,427 shares were issued and 23,245,751 shares were held in treasury as of December 31, 2006. Each holder of the common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

On February 14, 2007, we declared a quarterly cash dividend of $0.2875 per share to shareholders of record on February 26, 2007 payable on March 12, 2007. During the year ended December 31, 2006, we paid a quarterly cash dividend of $0.25 per share to shareholders of record on February 10, 2006 and May 12, 2006 and $0.2875 per share to shareholders of record on August 11, 2006 and November 13, 2006 for a total of $65.4 million.

During the year ended December 31, 2005, we paid a quarterly cash dividend of $0.21 per share to shareholders of record on February 11, 2005 and May 13, 2005 and $0.25 per share to shareholders of record on August 12, 2005 and November 11, 2005 for a total of $62.6 million.

Under the Merger Agreement described in Note 16 to the Consolidated Financial Statements in this Annual Report on Form 10-K, we are prohibited from making any dividends except for normal quarterly dividends from operations until the consummation of the Merger.

Preferred Stock

We are authorized to issue up to 5 million shares of our preferred stock, $0.01 par value per share of which none are issued. The Board of Directors, without further action by the holders of our common stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of our common stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of Station or other corporate action.

Treasury Stock

During the year ended December 31, 2006, we repurchased approximately 12.7 million shares of our common stock for approximately $880.7 million. As of December 31, 2006, we had acquired approximately 23.2 million shares at a cost of approximately $1.0 billion and are authorized to repurchase approximately 7.5 million additional shares of our common stock.

Rights Plan

On October 6, 1997, we declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The dividend was paid on October 21, 1997. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share (“Preferred Shares”) of Station at a price of $40.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable until the earlier of 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of our outstanding common stock (“Acquiring Person”) or 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our outstanding common stock.

The Rights will expire on October 21, 2007. Acquiring Persons do not have the same rights to receive common stock as other holders upon exercise of the Rights. Because of the nature of the Preferred Shares’ dividend, liquidation and voting rights, the value of one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one common share. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, the proper provisions will be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter become void), will thereafter have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right. In the event that we are acquired in a merger or other business combination transaction or 50% or more of our consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon exercise thereof, that number of shares of common stock of the acquiring company, which at the time of such transaction will have a market value of two times the exercise price of the Right. Because of the characteristics of the Rights in connection with a person or group of affiliated or associated persons becoming an Acquiring Person, the Rights may have the effect of making an acquisition of Station more difficult and may discourage such an acquisition.

Prior to the execution of the Merger Agreement described in Note 16 to the Consolidated Financial Statements in this Annual Report on Form 10-K, the Special Committee took all action necessary to ensure that FCP, Merger Sub and their respective Affiliates and Associates as well as Existing Equity Holders, each as defined in the rights agreement (the “Rights Agreement”), dated as of October 6, 1997, entered into by and between Station and Continental Stock Transfer & Trust Company (“Continental”), are excepted from the definition of Acquiring Person in the Rights Agreement only to the extent each is a Beneficial Owner (as defined in the Rights Agreement) by entering into an Amendment to the Rights Agreement on February 23, 2007 (the “Amendment”), as a result of the approval, execution and delivery of the Merger Agreement or consummation of the transactions contemplated thereby.

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

Slot Club Programs

Our Boarding Pass and Amigo Club player rewards programs (the “Programs”) allow customers to redeem points earned from their gaming activity at all Station and Fiesta properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Programs is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Programs is recorded in casino costs and expenses. We also record a liability for the estimated cost of the outstanding points under the Programs that we believe will ultimately be redeemed.

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

Interest Rate Swaps

From time to time we enter into interest rate swaps in order to manage interest rate risks associated with our current and future borrowings. As such, we have adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and as amended by SFAS 138 and 149, to account for our interest rate swaps. The pronouncements require us to recognize our interest rate swaps as either assets or liabilities in the balance sheets at fair value. The accounting for changes in fair value (i.e. gains or losses) of the interest rate swap agreements depends on whether is has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Additionally, the difference between amounts received and paid under such agreements as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion, if any, is recorded in the statement of operations.

Derivative instruments that are designated as a fair value hedge and qualify for the “shortcut” method under SFAS 133 and as amended by SFAS 138 and 149, allows for an assumption of no ineffectiveness. As such there is no income statement impact from the changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

We evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Our consolidated financial statements reflect all adjustments required by SFAS 144 as of December 31, 2006.

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment”, utilizing the modified prospective application. Under the modified prospective application, SFAS 123R applies to new awards and awards that were outstanding on December 31, 2005 that are subsequently modified, repurchased or cancelled. Under the modified prospective application, compensation cost recognized in the year ended December 31, 2006 includes compensation cost of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior period amounts are not restated to reflect the impact of adopting SFAS 123R under the modified prospective application.

Prior to adopting SFAS 123R, we accounted for share-based awards under APB Opinion 25, “Accounting for Stock Issued to Employees”, which resulted in compensation expense recorded only for restricted share awards and for modification of outstanding unvested options. Upon adoption of SFAS 123R, we began recognizing compensation expense related to stock option awards that were previously disclosed as pro forma information regarding net income and earnings per share. Compensation expense related to restricted stock awards continues to be expensed as under APB Opinion 25, with the addition of estimated forfeitures.

Stock Options - The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and expensed using the straight-line approach. Option valuation models require the input of highly subjective assumptions and changes in the assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on implied and historical factors related to our common stock. The expected term represents the weighted-average time between grant date and exercise date and the risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term. We use historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS 123R requires that forfeitures be included as part of the grant date estimate. The effect of forfeitures related to previous SFAS 123 pro forma expense was not material.  Additionally, we receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the market price of the option exercised over the exercise price of such options.

Restricted Stock - The unearned share-based compensation related to restricted stock is amortized to compensation expense over the period the restrictions lapse (generally five to ten years). The share-based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period. Upon adoption of SFAS 123R, we recognize compensation expense based on our expectation of which restricted stock awards will vest over the requisite service period for such awards. Prior to implementing SFAS 123R, we recognized deferred compensation as a contra-equity account representing the amount of unrecognized restricted stock expense that was reduced as the expense was recognized. Under the provisions of SFAS 123R, the previously recorded deferred compensation was recorded against additional paid-in capital.

The recognition of compensation expense related to the issuance of restricted stock has not changed with the adoption of SFAS 123R, except for the addition of the estimate of forfeitures, and such compensation expense continues to be expensed in the statements of operations.

Goodwill and Other Intangibles

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, we test for impairment of goodwill annually using the Income Approach, which focuses on the income-producing capability of the respective property during the fourth quarter of each fiscal year. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the respective property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is then totaled to arrive at an indication of the fair value of the assets. If the fair value of the assets exceeds the carrying value, then impairment is measured based on the difference between the calculated fair value and the carrying value. Our consolidated financial statements reflect all adjustments required by SFAS 142 as of December 31, 2006.

Income Taxes

We are subject to income taxes in the United States of America and file a consolidated federal income tax return. We account for income taxes according to SFAS 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carryforwards and certain temporary differences. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be recognized.

Our income tax returns are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the potential outcome of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. Inherent in our determination of any necessary reserves are assumptions based on past experiences and judgments about potential actions by taxing authorities. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe that we have adequately provided for any reasonable and foreseeable outcome related to uncertain tax matters.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 applies to all plan sponsors who offer defined postretirement benefit plans and requires an entity to:

•       Recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status.

•       Measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year.

•       Recognize changes in the funded status of a defined benefit postretirement plan in comprehensive earnings in the year in which the changes occur.

SFAS 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for public entities. Accordingly, we adopted SFAS 158 in the fourth quarter of 2006 as it relates to the Supplemental Executive Retirement Plan and Supplemental Management Retirement Plan resulting in the recognition of an additional noncurrent pension liability of $15.6 million, a noncurrent deferred tax asset of $5.4 million and accumulated other comprehensive loss of $10.2 million as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end balance sheet is effective for fiscal years ending after December 15, 2008. We currently utilize December 31 as the measurement date for the plan assets and benefit obligations and therefore, comply with the requirement.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating SFAS 157 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more likely than not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the “more likely than not” threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are evaluating FIN 48 and have not yet determined the impact the adoption will have, if any, on the consolidated financial statements.

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

The following table provides information about our long-term debt at December 31, 2006 (see also “Description of Certain Indebtedness and Capital Stock”) (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Revolving Facility, weighted-average interest rate of approximately 7.6%	December 2010	$2,000,000	$1,155,800	$1,155,800
6% senior notes	April 2012	450,000	448,742	426,375
7 3/4% senior notes	August 2016	400,000	400,000	404,000
6 1/2% senior subordinated notes	February 2014	450,000	450,000	401,625
6 7/8% senior subordinated notes	March 2016	700,000	707,427	626,500
6 5/8% senior subordinated notes	March 2018	300,000	298,568	258,375
Other debt, weighted-average interest rate of approximately 7.1%	2009-2026	9,196	9,196	9,196
Market value of interest rate swaps	2010-2012	(905)	(905)	(905)
Total		$4,308,291	$3,468,828	$3,280,966

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	During the year ending December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$—	$—	$5,334	$—	$—	$2,304,738	$2,310,072
Average interest rate	—	—	6.0%	—	—	6.7%	6.7%
Variable-rate	$341	$332	$102	$1,155,911	$120	$2,855	$1,159,661
Average interest rate	8.6%	8.6%	8.6%	7.6%	8.6%	8.6%	7.6%
Interest rate swaps:
Notional amount	$—	$—	$—	$500,000	$—	$50,000	$550,000
Average payable rate	—	—	—	5.1%	—	7.1%	5.3%
Average receivable rate	—	—	—	5.4%	—	6.0%	5.4%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Station Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Station Casinos, Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 11 and 13, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 18, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Station Casinos, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report in Internal Control Over Financial Reporting, that Station Casinos, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statement of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2006 of the Company, and our report dated February 18, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 18, 2007

STATION CASINOS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$116,898	$85,552
Receivables, net	40,762	19,604
Inventories	9,676	6,370
Prepaid gaming tax	21,519	17,942
Prepaid expenses	12,696	9,743
Total current assets	201,551	139,211
Property and equipment, net	2,586,473	1,990,584
Goodwill	154,498	154,498
Land held for development	214,374	252,444
Investments in joint ventures	253,577	129,191
Native American development costs	181,153	165,244
Other assets, net	125,070	97,871
Total assets	$3,716,696	$2,929,043
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$341	$108
Accounts payable	19,558	12,611
Construction contracts payable	58,318	83,151
Accrued expenses and other current liabilities	173,689	132,895
Total current liabilities	251,906	228,765
Long-term debt, less current portion	3,468,487	1,944,220
Deferred income tax, net	109,788	79,015
Other long-term liabilities, net	73,373	46,229
Total liabilities	3,903,554	2,298,229
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock, par value $0.01; authorized 135,000,000 shares; 80,507,427 and 79,047,602 shares issued	593	578
Treasury stock, 23,245,751 and 10,521,414 shares, at cost	(1,039,804)	(159,128)
Additional paid-in capital	582,739	627,352
Deferred compensation - restricted stock	—	(73,599)
Accumulated other comprehensive (loss) income	(10,782)	24
Retained earnings	280,396	235,587
Total stockholders’ (deficit) equity	(186,858)	630,814
Total liabilities and stockholders’ (deficit) equity	$3,716,696	$2,929,043

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	For the years ended December 31,
	2006	2005	2004
Operating revenues:
Casino	$969,147	$825,995	$730,584
Food and beverage	211,579	146,774	140,332
Room	82,431	61,238	57,057
Other	70,245	52,550	42,008
Management fees	99,485	95,144	84,618
Gross revenues	1,432,887	1,181,701	1,054,599
Promotional allowances	(93,863)	(72,868)	(67,857)
Net revenues	1,339,024	1,108,833	986,742
Operating costs and expenses:
Casino	348,659	286,503	273,816
Food and beverage	152,300	102,970	100,548
Room	29,962	21,094	21,053
Other	26,244	17,799	16,820
Selling, general and administrative	230,278	181,670	172,923
Corporate	63,066	57,619	47,189
Development	9,036	8,747	10,683
Depreciation and amortization	131,094	101,356	85,807
Loss on asset disposals, net	1,736	3,916	3,801
Preopening	29,461	6,560	848
Lease terminations	1,053	14,654	—
	1,022,889	802,888	733,488
Operating income	316,135	305,945	253,254
Earnings from joint ventures	41,861	38,885	26,524
Operating income and earnings from joint ventures	357,996	344,830	279,778
Other expense:
Interest expense, net	(171,729)	(80,378)	(76,799)
Interest and other expense from joint ventures	(6,815)	(6,947)	(4,485)
Loss on early retirement of debt	—	(1,278)	(93,265)
	(178,544)	(88,603)	(174,549)
Income before income taxes	179,452	256,227	105,229
Income tax provision	(69,240)	(94,341)	(38,879)
Net income	$110,212	$161,886	$66,350
Earnings per common share:
Basic	$1.90	$2.46	$1.03
Diluted	$1.85	$2.40	$1.00
Weighted average common shares outstanding:
Basic	57,969	65,707	64,362
Diluted	59,671	67,588	66,264
Dividends paid per common share	$1.08	$0.92	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(amounts in thousands)

				Deferred	Accumulated
			Additional	compensation -	other		Total
	Common	Treasury	paid - in	restricted	comprehensive	Retained	stockholders’
	stock	stock	capital	stock	(loss) income	earnings	(deficit) equity
Balances, December 31, 2003	$497	$(134,534)	$387,973	$(27,003)	$(1,334)	$114,340	$339,939
Exercise of stock options	52	—	117,584	—	—	—	117,636
Issuance of restricted stock, net	12	—	61,759	(61,771)	—	—	—
Amortization of deferred compensation	—	—	—	9,676	—	—	9,676
Purchase of treasury stock, at cost (64 shares)	—	(3,180)	—	—	—	—	(3,180)
Interest rate swap market value adjustment, net	—	—	—	—	723	—	723
Dividends paid	—	—	—	—	—	(44,346)	(44,346)
Other	—	—	623	1,500	—	—	2,123
Net income	—	—	—	—	—	66,350	66,350
Balances, December 31, 2004	561	(137,714)	567,939	(77,598)	(611)	136,344	488,921
Exercise of stock options	16	—	50,744	—	—	—	50,760
Issuance of restricted stock, net	1	—	8,669	(8,670)	—	—	—
Amortization of deferred compensation	—	—	—	12,669	—	—	12,669
Purchase of treasury stock, at cost (336 shares)	—	(21,414)	—	—	—	—	(21,414)
Interest rate swap market value adjustment, net	—	—	—	—	635	—	635
Dividends paid	—	—	—	—	—	(62,643)	(62,643)
Net income	—	—	—	—	—	161,886	161,886
Balances, December 31, 2005	578	(159,128)	627,352	(73,599)	24	235,587	630,814
SFAS 123R adoption reclass	—	—	(73,599)	73,599	—	—	—
Exercise of stock options	1	—	4,706	—	—	—	4,707
Issuance of restricted stock, net	14	—	(14)	—	—	—	—
Share-based compensation expense	—	—	24,294	—	—	—	24,294
Purchase of treasury stock, at cost (12.7 million shares)	—	(880,676)	—	—	—	—	(880,676)
Interest rate swap market value adjustment, net	—	—	—	—	(636)	—	(636)
Adoption of SFAS 158, net	—	—	—	—	(10,170)	—	(10,170)
Dividends paid	—	—	—	—	—	(65,403)	(65,403)
Net income	—	—	—	—	—	110,212	110,212
Balances, December 31, 2006	$593	$(1,039,804)	$582,739	$—	$(10,782)	$280,396	$(186,858)

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$110,212	$161,886	$66,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,094	101,356	85,807
Tax benefit from exercise of stock options	—	31,803	62,643
Excess tax benefit from exercise of stock options	(3,145)	—	—
Share-based compensation	24,294	12,669	9,676
Earnings from joint ventures	(35,046)	(31,938)	(22,039)
Distributions of earnings from joint ventures	890	11,867	815
Amortization of debt discount and issuance costs	4,731	3,262	2,945
Loss on early retirement of debt	—	1,278	93,265
Changes in assets and liabilities:
Receivables, net	(21,158)	1,848	6,772
Inventories and prepaid expenses	(9,836)	(4,419)	(2,488)
Deferred income tax	38,739	59,481	(28,174)
Accounts payable	6,947	2,260	(10,087)
Accrued expenses and other current liabilities	39,589	19,885	(9,619)
Other, net	6,062	5,653	6,545
Total adjustments	183,161	215,005	196,061
Net cash provided by operating activities	293,373	376,891	262,411
Cash flows from investing activities:
Capital expenditures	(754,988)	(830,805)	(382,035)
Proceeds from sale of land, property and equipment	18,002	22,143	28,090
Investments in joint ventures, net	(39,759)	(1,295)	1,587
Construction contracts payable	(24,833)	46,853	36,298
Native American development costs	(15,909)	(111,900)	(22,243)
Other, net	(18,774)	(10,323)	374
Net cash used in investing activities	(836,261)	(885,327)	(337,929)
Cash flows from financing activities:
Borrowings (payments) under bank facility with maturity dates less than three months, net	825,800	278,500	(75,500)
Payments under bank facility, maturity dates greater than three months	—	—	(50,000)
Purchase of treasury stock	(880,676)	(21,414)	(3,180)
Exercise of stock options	1,562	18,957	54,993
Excess tax benefit from exercise of stock options	3,145	—	—
Redemption of senior and senior subordinated notes	—	(34,272)	(1,028,815)
Proceeds from the issuance of senior and senior subordinated notes, net	698,500	358,250	1,248,214
Payment of dividends	(65,403)	(62,643)	(44,346)
Debt issuance costs	(8,660)	(11,381)	(19,429)
Other, net	(34)	(426)	(274)
Net cash provided by financing activities	574,234	525,571	81,663
Cash and cash equivalents:
Increase in cash and cash equivalents	31,346	17,135	6,145
Balance, beginning of year	85,552	68,417	62,272
Balance, end of year	$116,898	$85,552	$68,417
Supplemental cash flow disclosures:
Cash paid for interest, net of $29,638, $22,287 and $6,968 capitalized	$137,464	$75,424	$62,832
Cash paid (received) for income taxes, net	$34,283	$3,036	$(2,558)
Supplemental disclosure of non-cash items:
Capital expenditures financed by debt	$1,788	$—	$—
Land contributed to joint ventures, net	$50,708	$—	$—
Investment in MPM	$—	$3,467	$—

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Organization

Station Casinos, Inc. (the “Company”, “Station”, “we”, “our”, “ours” or “us”), a Nevada corporation, is a gaming and entertainment company that currently owns and operates nine major hotel/casino properties (one of which is 50% owned) under the Station and Fiesta brand names and seven smaller casino properties (two of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying consolidated financial statements include the accounts of Station and its wholly owned subsidiaries and MPM Enterprises, LLC (which is 50% owned by Station and required to be consolidated). Investments in all other 50% or less owned affiliated companies are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand at our properties, as well as investments purchased with an original maturity of 90 days or less.

Inventories

Inventories are stated at the lower of cost or market; cost being determined on a weighted-average basis.

Fair Value of Financial instruments

The carrying value of our cash and cash equivalents, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. The estimated fair value of our long-term debt is based on quoted market prices on or about December 31, 2006, for our debt securities that are publicly traded. For debt with short-term maturities, the fair value approximates the carrying amount.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

We evaluate our property and equipment and other long-lived assets for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) 144, “Accounting for the Impairment or

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Disposal of Long-Lived Assets”. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Our consolidated financial statements reflect all adjustments required by SFAS 144 as of December 31, 2006.

Capitalization of Interest

We capitalize interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, we capitalize interest on amounts expended on the project at our weighted average cost of borrowings. Interest capitalized was approximately $29.6 million, $22.3 million and $7.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Goodwill

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, we test for impairment of goodwill annually using the Income Approach, which focuses on the income-producing capability of the respective property during the fourth quarter of each fiscal year. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the respective property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is then totaled to arrive at an indication of the fair value of the assets. If the fair value of the assets exceeds the carrying value, then impairment is measured based on the difference between the calculated fair value and the carrying value. We have determined there to be no impairment during 2004, 2005 and 2006.

Native American Development Costs

We incur certain costs associated with development and management agreements entered into with Native American Tribes (the “Tribe”). In accordance with SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, costs for the acquisition and related development of the land and the casino facilities are capitalized as long-term assets until such time as the assets are transferred to the Tribe at which time a long term receivable is recognized.

In accordance with SFAS 34, “Capitalization of Interest Costs”, we capitalize interest to the project once a “Notice of Intent” (or the equivalent) to transfer the land into trust, signifying that activities

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

are in progress to prepare the asset for its intended use, has been issued by the United States Department of the Interior (“DOI”).

We earn a return on the costs incurred for the acquisition and development of the projects based upon the costs incurred over the development period of the project. In accordance with SFAS 66, “Accounting for Sales of Real Estate”, we recognize the return when the facility is complete and collectability of the receivable is assured. Due to the uncertainty surrounding the estimated cost to complete and the collectability of the stated return, we defer the return until the gaming facility is complete and transferred to the Tribe and the resulting receivable has been repaid. Repayment of the resulting advances would be from a refinancing by the Tribe or from the cash flow from the gaming facility or both.

On a quarterly basis, we evaluate the Native American Development Costs for impairment in accordance with SFAS 144. We review the Native American Costs for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying amount, with fair value typically based on a discounted cash flow model. The consolidated financial statements reflect all adjustments required by SFAS 144 as of December 31, 2006.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets on our consolidated balance sheets.

Advertising

We expense advertising costs the first time the advertising takes place. Advertising expense, which is generally included in selling, general and administrative expenses on the accompanying consolidated statement of operations were approximately $19.1 million, $13.5 million and $13.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Preopening

Preopening expenses have been expensed as incurred. The construction phase of a project typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. During the years ended December 31, 2006, 2005 and 2004, we incurred preopening expenses of $29.5 million, $6.6 million and $0.8 million, respectively, primarily related to the development of Red Rock which opened on April 18, 2006.

Interest Rate Swaps

From time to time we enter into interest rate swaps in order to manage interest rate risks associated with our current and future borrowings. As such, we have adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and as amended by SFAS 138 and 149, to account for interest rate

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

swaps. The pronouncements require us to recognize the interest rate swaps as either assets or liabilities in the balance sheets at fair value. The accounting for changes in fair value (i.e. gains or losses) of the interest rate swap agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion, if any, is recorded in the statement of operations.

Derivative instruments that are designated as fair value hedges and qualify for the “shortcut” method under SFAS 133 (and as amended by SFAS 138 and 149) allow for an assumption of no ineffectiveness. As such there is no income statement impact from the changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt (see Note 8).

Revenues and Promotional Allowances

We recognize as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Additionally, our Boarding Pass and Amigo Club player rewards programs (the “Programs”) allow customers to redeem points earned from their gaming activity at all Station and Fiesta properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Programs is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Programs is recorded in casino costs and expenses. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):

	For the years ended December 31,
	2006	2005	2004
Food and beverage	$82,270	$62,424	$59,391
Room	5,794	3,786	3,489
Other	3,832	3,414	2,891
Total	$91,896	$69,624	$65,771

We also record a liability for the estimated cost of the outstanding points under the Programs that we believe will ultimately be redeemed.

Related Party Transactions

We have entered into various related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station and the purchase of certain assets. The expenses related to these related party ground lease transactions were approximately $6.2 million, $5.9 million and $5.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. In February 2005, we purchased approximately 96 acres of gaming-entitled property in Reno, Nevada for

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

$15.1 million from Blake L. Sartini, the brother-in-law of Frank J. Fertitta III, Chief Executive Officer, and Lorenzo J. Fertitta, President. Additionally, we have purchased tickets to events held by Zuffa, LLC which is the parent company of the Ultimate Fighting Championship and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the year ended December 31, 2006, ticket purchases totaled approximately $0.3 million.

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

The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands):

	For the years ended December 31,
	2006	2005	2004
Weighted average common shares outstanding (used in calculation of basic earnings per share)	57,969	65,707	64,362
Potential dilution from the assumed exercise of stock options and unvested restricted stock	1,702	1,881	1,902
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	59,671	67,588	66,264

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123R, “Share-Based Payment”, utilizing the modified prospective application. Under the modified prospective application, SFAS 123R applies to new awards and awards that were outstanding on December 31, 2005 that are subsequently modified, repurchased or cancelled. Under the modified prospective application, compensation cost recognized in the year ended December 31, 2006 includes compensation cost of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior period amounts are not restated to reflect the impact of adopting SFAS 123R under the modified prospective application.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Prior to adopting SFAS 123R, we accounted for share-based awards under APB Opinion 25, “Accounting for Stock Issued to Employees”, which resulted in compensation expense recorded only for restricted share awards and for modification of outstanding unvested options. Upon adoption of SFAS 123R, we began recognizing compensation expense related to stock option awards that were previously disclosed as pro forma information regarding net income and earnings per share. Compensation expense related to restricted stock awards continues to be expensed as under APB Opinion 25, with the addition of estimated forfeitures.

Stock Options - The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and expensed using the straight-line approach. Option valuation models require the input of highly subjective assumptions and changes in the assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on implied and historical factors related to our common stock. The expected term represents the weighted-average time between grant date and exercise date and the risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term. We use historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS 123R requires that forfeitures be included as part of the grant date estimate. The effect of forfeitures related to previous SFAS 123 pro forma expense was not material.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the market price of the option exercised over the exercise price of such options. In accordance with SFAS 123R, for the year ended December 31, 2006, we reported the tax benefit from the exercise of stock options as financing cash flows rather than operating cash flows as reported prior to the adoption of SFAS 123R. For the year ended December 31, 2006, we reported $3.1 million of excess tax benefit.

Restricted Stock - The unearned share-based compensation related to restricted stock is amortized to compensation expense over the period the restrictions lapse (generally five to ten years). The share-based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period. Upon adoption of SFAS 123R, we recognize compensation expense based on our expectation of which restricted stock awards will vest over the requisite service period for such awards. Prior to implementing SFAS 123R, we recognized deferred compensation as a contra-equity account representing the amount of unrecognized restricted stock expense that was reduced as the expense was recognized. Under the provisions of SFAS 123R, the previously recorded deferred compensation was recorded against additional paid-in capital.

The recognition of compensation expense related to the issuance of restricted stock has not changed with the adoption of SFAS 123R, except for the addition of the estimate of forfeitures, and such compensation expense continues to be expensed in the statements of operations. During the year ended December 31, 2006, income before income tax and net income were reduced by approximately $2.2 million and $1.4 million, respectively, as a result of adopting SFAS 123R, and basic earnings per share and diluted earnings per share were reduced by $0.03 and $0.02, respectively, reflecting compensation expense related to stock option awards that were previously not recognized in the financial statements due to our prior application of APB Opinion 25.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Operating Segments

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, requires separate financial information be disclosed for all operating segments of a business. We believe we meet the “economic similarity” criteria established by SFAS 131, and as a result, we aggregate all of our properties into one operating segment. All of our properties offer the same products, cater to the same customer base, are all located in the greater Las Vegas, Nevada area, have the same regulatory and tax structure, share the same marketing techniques and are all directed by a centralized management structure.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 applies to all plan sponsors who offer defined postretirement benefit plans and requires an entity to:

•        Recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status.

•        Measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year.

•        Recognize changes in the funded status of a defined benefit postretirement plan in comprehensive earnings in the year in which the changes occur.

SFAS 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006 for public entities. Accordingly, we adopted SFAS 158 in the fourth quarter of 2006 as it relates to the Supplemental Executive Retirement Plan and Supplemental Management Retirement Plan, resulting in the recognition of an additional noncurrent pension liability of $15.6 million, a noncurrent deferred tax asset of $5.4 million and accumulated other comprehensive loss of $10.2 million as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end balance sheet is effective for fiscal years ending after December 15, 2008. We currently utilize December 31 as the measurement date for the plan assets and benefit obligations and therefore, comply with the requirement. See Note 13 for additional information required to be disclosed in accordance with SFAS 158.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued for fiscals years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating SFAS 157 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two)

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are evaluating FIN 48 and have not yet determined the impact the adoption will have, if any, on the consolidated financial statements.

Reclassifications

Certain amounts in the December 31, 2005 and 2004 consolidated financial statements have been reclassified to conform to the December 31, 2006 presentation. These reclassifications had no effect on the previously reported net income.

2. Receivables

Components of receivables are as follows (amounts in thousands):

	December 31,
	2006	2005
Casino	$12,882	$5,696
Hotel	6,475	2,997
Management fees	9,459	8,523
Income tax	7,100	156
Due from unconsolidated joint ventures	1,988	1,436
Other	6,190	2,462
	44,094	21,270
Allowance for doubtful accounts	(3,332)	(1,666)
Receivables, net	$40,762	$19,604

3. Property and Equipment

Property and equipment consists of the following (amounts in thousands):

		December 31,
	Estimated life (years)	2006	2005
Land	—	$312,714	$230,856
Buildings and improvements	10-45	2,034,613	1,027,936
Furniture, fixtures and equipment	3-7	745,457	531,459
Construction in progress	—	148,296	729,892
		3,241,080	2,520,143
Accumulated depreciation and amortization		(654,607)	(529,559)
Property and equipment, net		$2,586,473	$1,990,584

At December 31, 2006 and 2005, substantially all our property and equipment is pledged as collateral for long-term debt.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Land Held for Development

As of December 31, 2006, we had $214.4 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 220 acres in the Las Vegas valley, 188 acres in the Sacramento, California area near Thunder Valley and 104 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

We also have acquired or are under contract to acquire approximately 69 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 50 acres have been acquired as of December 31, 2006. During the years ended December 31, 2006 and 2005 we incurred and expensed approximately $1.1 million and $11.7 million, respectively, to terminate various leases related to this land. In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. We have extended the date for the close of escrow to no later than January 2009. Additionally, the lease expense was reduced from $2.9 million to $1.6 million per year beginning in July 2005. No amounts related to this purchase option have been recorded on our consolidated balance sheets at December 31, 2006 and 2005.

Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to proceed with any particular project.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments in Joint Ventures

We have various investments in 50% owned joint ventures, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions of the joint ventures. The investment balance also includes interest capitalized during the construction period. Investments in joint ventures consist of the following (amounts in thousands):

	December 31,
	2006	2005
Green Valley Ranch (50.0%)	$135,271	$104,290
Aliante Station (50.0%)	56,812	—
Rancho Road (50.0%)	28,285	—
Palms Casino Resort (6.7%)	18,089	17,886
Sunset GV (50.0%)	8,029	—
Barley’s (50.0%)	3,580	3,619
The Greens (50.0%)	3,511	3,396
Investments in joint ventures	$253,577	$129,191

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	December 31,
	2006	2005
Current assets	$90,581	$67,436
Property and equipment and other assets, net	1,394,021	835,171
Current liabilities	103,551	74,393
Long-term debt and other liabilities	628,788	384,289
Stockholders’ equity	752,263	443,925

Summarized results of operations for the joint ventures are as follows (amounts in thousands):

	For the years ended December 31,
	2006	2005	2004
Net revenues	$499,111	$437,618	$385,838
Operating costs and expenses	392,689	341,021	302,135
Operating income	106,422	96,597	83,703
Interest and other expense, net	22,931	14,368	10,069
Net income	$83,491	$82,229	$73,634

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments in Joint Ventures (Continued)

The operating earnings from these joint ventures are shown as a separate line item on our consolidated statements of operations after operating income. In addition, interest and other expense from these joint ventures are shown as a separate component under other expense in our consolidated statements of operations. The following table identifies the total equity earnings from joint ventures (amounts in thousands):

	For the years ended December 31,
	2006	2005	2004
Operating earnings from joint ventures	$41,861	$38,885	$26,524
Interest and other expense from joint ventures	(6,815)	(6,947)	(4,485)
Net earnings from joint ventures	$35,046	$31,938	$22,039

6. Management Fees

We manage Thunder Valley on behalf of the United Auburn Indian Community (“UAIC”) and receive a management fee equal to 24% of net income (as defined in the management agreement). We are also the managing partner for Green Valley Ranch, Barley’s and The Greens and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch and 10% of EBITDA from Barley’s and The Greens. Our management fees are included in net revenues on our consolidated statements of operations.

United Auburn Indian Community

We have entered into a Development Services Agreement and a Management Agreement with the UAIC. Our seven-year Management Agreement was approved by the National Indian Gaming Commission (the “NIGC”) and expires in June 2010. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered into by the UAIC and Placer County, California, we developed, with the UAIC, Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80 on Highway 65, in Placer County, California, near Sacramento, which opened on June 9, 2003.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	December 31,
	2006	2005
Accrued payroll and related	$47,210	$53,523
Accrued interest payable	66,466	35,932
Accrued gaming and related	32,645	26,052
Other accrued expenses and current liabilities	27,368	17,388
Total accrued expenses and other current liabilities	$173,689	$132,895

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	December 31,
	2006	2005
Revolving credit facility, $2.0 billion limit at December 31, 2006, due December 16, 2010, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (7.6% and 5.8% at December 31, 2006 and 2005, respectively)	$1,155,800	$330,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $1.3 million and $1.5 million at December 31, 2006 and 2005, respectively	448,742	448,542
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011	400,000	—
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009	450,000	450,000
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized premium of $7.4 million and $8.0 million at December 31, 2006 and 2005, respectively	707,427	708,003
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $1.4 million at December 31, 2006	298,568	—
Other long-term debt, weighted-average interest of 7.1% and 6.4% at December 31, 2006 and 2005, respectively, maturity dates ranging from 2009 to 2026	9,196	9,244
Total long-term debt	3,469,733	1,945,789
Current portion of long-term debt	(341)	(108)
Market value of interest rate swaps	(905)	(1,461)
Total long-term debt, net	$3,468,487	$1,944,220

Revolving Facility

In December 2005, we increased our availability under our revolving credit facility (the “Revolving Facility”) from $1.0 billion to $2.0 billion and extended the maturity by one year to December 2010. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of December 31, 2006, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.00%. The maximum margin for Eurodollar Rate borrowings is 2.25%. The maximum margin for Alternate Base Rate borrowings is 1.00%. As of December 31, 2006, the fee for the unfunded portion of the Revolving Facility was 0.30%.

The Revolving Facility contains certain financial and other covenants, some of which were amended in June and September 2006. These include a maximum funded debt to Adjusted EBITDA ratio for the

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term Debt (Continued)

Borrowers combined of 4.00 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.25 to 1.00 for each quarter. As of December 31, 2006, the Borrowers’ funded debt to Adjusted EBITDA ratio was 2.57 to 1.00 and the fixed charge coverage ratio was 1.59 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 7.00 to 1.00 through June 30, 2007, which reduces to 6.75 to 1.00 on September 30, 2007 through June 30, 2008, to 6.50 to 1.00 on September 30, 2008 through December 31, 2008, to 5.75 to 1.00 on March 31, 2009 through December 31, 2009 and to 5.00 to 1.00 on March 31, 2010. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness, stock repurchases and investments. As of December 31, 2006, our consolidated funded debt to Adjusted EBITDA ratio was 6.02 to 1.00. We have pledged the stock of all of our major subsidiaries.

Senior and Senior Subordinated Notes

On August 15, 2006, we issued $400.0 million of 7 3/4% senior notes due August 15, 2016. On March 13, 2006, we issued $300.0 million of 6 5/8% senior subordinated notes due March 2018. Proceeds from the sale of the notes were used to reduce a portion of the amount outstanding on our Revolving Facility.

During 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008 and $17.4 million of outstanding 9 7/8% senior subordinated notes due 2010. As a result of these redemptions, we recorded a loss on early retirement of debt of approximately $1.3 million in the year ended December 31, 2005 to reflect the write-off of the unamortized loan costs, discounts and call premium.

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

The indentures (the “Indentures”) governing our senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit our and our subsidiaries’ ability to incur additional debt. At December 31, 2006, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.40 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term Debt (Continued)

The estimated fair value of our long-term debt at December 31, 2006 was approximately $3.3 billion, compared to the book value of approximately $3.5 billion. At December 31, 2005, the estimated fair value of our long-term debt was approximately $1.96 billion, compared to the book value of $1.95 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, for our debt securities that are publicly traded. For the Revolving Facility, the fair value approximates the carrying amount of the debt due to short-term maturities of the individual components of the debt.

Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years ending December 31,
2007	$341
2008	332
2009	5,437
2010	1,155,911
2011	120
Thereafter	2,307,592
Total	$3,469,733

Interest Rate Swaps

We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of December 31, 2006, we have interest rate swaps with a combined notional amount of $550.0 million. We entered into a fair value hedge interest rate swap with a notional amount of $50.0 million tied directly to our 6% senior notes converting a portion of our fixed-rate debt to a floating-rate based upon three-month LIBOR rates, terminating in April 2012. This interest rate swap qualifies for the “shortcut” method allowed under SFAS 133 and as amended by SFAS 138 and 149, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS 133, we recorded a liability of $2.2 million and $2.1 million as of December 31, 2006 and 2005, respectively, representing the fair value of this interest rate swap and a corresponding decrease in long-term debt, as this interest rate swap is considered highly effective under the criteria established by SFAS 133. We paid a rate based on LIBOR, which approximated 7.1% as of December 31, 2006 and received a fixed rate of 6.0%.

We have entered into two cash flow hedge interest rate swaps with a combined notional amount of $500.0 million tied directly to our Revolving Facility converting a portion of our floating-rate debt to a fixed-rate based on three-month LIBOR rates, terminating in December 2010. As of December 31, 2006, we paid an average fixed rate of 5.1% and received three-month LIBOR which approximated 5.4%. These interest rate swaps are designated and qualify as cash flow hedges resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss) with an offsetting adjustment to the carrying value of the related debt. For the years ended December 31, 2006 and 2005, we recorded other comprehensive loss of $0.6 million and $0.8 million, respectively, related to the change in market value of these interest rate swaps. As a result, we recorded an increase in long-term debt of $1.4 million and $0.8 million as of December 31, 2006 and 2005, respectively.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-term Debt (Continued)

The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swaps. The net effect of the interest rate swaps resulted in a reduction of interest expense of approximately $0.2 million, $2.1 million and $7.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

9. Commitments and Contingencies

Leases

Boulder Station Lease

We entered into a ground lease for 27 acres of land on which Boulder Station is located. We lease this land from KB Enterprises, a company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the “Related Lessor”), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of Station and Lorenzo J. Fertitta, Vice Chairman and President of Station. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $183,333 through June 2008. In July 2008, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in June 2008, to purchase the land at fair market value. Our leasehold interest in the property is subject to a lien to secure borrowings under the Revolving Facility.

Texas Station Lease

We entered into a ground lease for 47 acres of land on which Texas Station is located. We lease this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through June 2010. In July 2010, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. In July 2015, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in May 2010, to purchase the land at fair market value. Our leasehold interest in the property is subject to a lien to secure borrowings under the Revolving Facility.

Wild Wild West Lease

We exercised our option to purchase the 19-acre parcel of land on which Wild Wild West is located in 2003 which was to occur in July 2005 at a purchase price of $36 million. We have extended the date for the close of escrow to no later than January 2009. Additionally, the lease expense was reduced from $2.9 million to $1.6 million per year beginning in July 2005. No amounts related to this purchase option have been recorded on our consolidated balance sheets at December 31, 2006 and 2005.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

Operating Leases

We lease several parcels of land, buildings and equipment used in our operations. Leases on various parcels ranging from 2.5 acres to 47 acres have terms expiring between January 2009 and August 2103. Future minimum lease payments required under these operating leases and other noncancelable operating leases are as follows (amounts in thousands):

Years ending December 31,
2007	$10,382
2008	10,408
2009	7,981
2010	7,818
2011	7,818
Thereafter	320,098
Total	$364,505

Rent expense totaled approximately $12.4 million, $12.8 million and $14.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Las Vegas Development

Red Rock

In August 2006, we began a $60 million to $65 million phase III master-planned expansion of Red Rock, which includes a bowling center and an expansion of the west parking garage. Construction of the bowling center is expected to be completed in the second quarter of 2007, while the parking garage expansion is expected to be completed in the third quarter of 2007. Approximately $22.7 million had been incurred as of December 31, 2006.

On July 27, 2005, we entered into a joint venture with Cloobeck Molasky Partners I, LLC (“Cloobeck Molasky”) to develop a high-end residential project on approximately 5 acres located adjacent to the hotel at Red Rock. Pursuant to the terms of the operating agreement, we owned 80% of the joint venture and Cloobeck Molasky owned 20%. In June 2006, we notified Cloobeck Molasky that the joint venture had been dissolved based on the terms of the operating agreement. As of December 31, 2006, we cancelled the residential project resulting in a write-off of approximately $2.5 million, which is included in loss on asset disposals, net on our consolidated statement of operations.

Santa Fe Station Expansion

In October 2005, we began a $130 million phase III master-planned expansion at Santa Fe Station which included an additional parking garage, a buffet, additional slot machines, a remodeled and expanded race and sports book, a meeting and banquet facility and a new center bar. The entire project included approximately 125,000 square-feet of additional space and was completed during the fourth quarter 2006, with the exception of the center bar which is still under construction.  Approximately $127.8 million had been incurred on the expansion as of December 31, 2006.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

Fiesta Henderson Expansion

In October 2005, we began a $75 million phase II master-planned expansion at Fiesta Henderson which included a parking garage, additional slot machines, a remodeled and expanded race and sports book and a multi-screen movie theater complex. Construction of the project was completed in August 2006, with the exception of the movie theater complex which is still under construction. Approximately $56.2 million had been incurred on the expansion as of December 31, 2006.

Green Valley Ranch Expansion

In October 2006, we opened an additional parking garage, a new race and sports book, a new poker room and two new restaurants as part of the $115 million phase III master-planned expansion at Green Valley Ranch. An entertainment lounge is still under construction. Approximately $98.1 million had been incurred on the expansion as of December 31, 2006.

Aliante Station

In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We will develop and manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include a hotel, casino, multiple full-service restaurants and a multi-screen movie theater complex. Construction on Aliante Station began in February 2007. Pursuant to the terms of the agreement, in January 2006, we contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture. During the year ended December 31, 2006, we contributed an additional $4.0 million to fund design and development costs.

Rancho Road

In December, 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC (“FBLV”). Pursuant to the amended and restated operating agreement, the parties contributed, approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road behind Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment (excluding non-restricted gaming) project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined.

Native American Development

The Federated Indians of Graton Rancheria

We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the “FIGR”), a federally recognized Native American tribe. Pursuant to those

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing their project and, upon opening, we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 24% of the facility’s net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In August 2003, we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In August 2005, we purchased 180 acres of the optioned property and an additional 90 acres. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of December 31, 2006, we have advanced approximately $132.3 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of December 31, 2006, approximately $2.0 million of these payments had been made and expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2006, approximately $2.0 million of these payments had been made and expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of December 31, 2006, we have advanced approximately $34.0 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended and restated

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 146 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include slot machines, table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the signing of a gaming compact by the Governor of the State of Michigan, the DOI taking the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake’s motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 146-acre site into trust on January 5, 2007, if the plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties’ motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date. On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle plaintiffs to any relief on the four issues raised in the Complaint, and granted the parties’ motion to discuss or, in the alternative for summary judgment. As with all litigation, no assurances can be provided as to the outcome of that lawsuit. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Commitments and Contingencies (Continued)

Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of December 31, 2006, we have advanced approximately $8.6 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2006, $50,000 of these payments had been made and expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of December 31, 2006, we have advanced approximately $6.3 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of December 31, 2006, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders’ Equity

Common Stock

We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 80,507,427 shares which were issued and 23,245,751 shares which were held in treasury as of December 31, 2006. Each holder of the common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

During the year ended December 31, 2006, we paid a quarterly cash dividend of $0.25 per share to shareholders of record on February 10, 2006 and May 12, 2006 and $0.2875 per share to shareholders of record on August 11, 2006 and November 13, 2006 for a total of $65.4 million.

During the year ended December 31, 2005, we paid a quarterly cash dividend of $0.21 per share to shareholders of record on February 11, 2005 and May 13, 2005 and $0.25 per share to shareholders of record on August 12, 2005 and November 11, 2005 for a total of $62.6 million. During the year ended December 31, 2004, we paid a quarterly cash dividend of $0.125 per share to shareholders of record on February 12, 2004, $0.175 per share to shareholders of record on May 14, 2004 and August 13, 2004 and $0.21 per share to shareholders of record on November 12, 2004 for a total of $44.3 million.

Preferred Stock

We are authorized to issue up to 5 million shares of our preferred stock, $0.01 par value per share of which none are issued. The Board of Directors, without further action by the holders of common stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, the Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of common stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of Station or other corporate action.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders’ Equity (Continued)

Treasury Stock

During the year ended December 31, 2006, we repurchased approximately 12.7 million shares of our common stock for approximately $880.7 million. As of December 31, 2006, we had acquired approximately 23.2 million shares at a cost of approximately $1.0 billion and are authorized to repurchase approximately 7.5 million additional shares of our common stock.

Other Comprehensive Income

SFAS 130, “Reporting Comprehensive Income”, requires companies to disclose other comprehensive income and the components of such income. Comprehensive income is the total of net income and all other non stockholder changes in equity. For the years ended December 31, 2006, 2005 and 2004, we recorded the mark-to-market valuation of our interest rate swaps and our 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch, as well as the adjustment to initially apply SFAS 158 for the year ended December 31, 2006, as other comprehensive income. Comprehensive income was computed as follows (amounts in thousands):

	For the years ended December 31,
	2006	2005	2004
Net income	$110,212	$161,886	$66,350
Mark-to-market valuation of interest rate swaps, net of tax	(636)	635	723
Adoption of SFAS 158, net of tax	(10,170)	—	—
Comprehensive income	$99,406	$162,521	$67,073

Effective December 31, 2006, we adopted SFAS 158 and recognized an additional noncurrent pension liability of $15.6 million, a noncurrent deferred tax asset of $5.4 million and accumulated other comprehensive loss of $10.2 million in the accompanying consolidated financial statements. See Note 13 for additional information.

Rights Plan

On October 6, 1997, we declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The dividend was paid on October 21, 1997. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Preferred Stock, par value $0.01 per share (“Preferred Shares”) of Station at a price of $40.00 per one one-hundredth of a Preferred Share, subject to adjustment. The Rights are not exercisable until the earlier of 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of our outstanding common stock (“Acquiring Person”) or 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our outstanding common stock.

The Rights will expire on October 21, 2007. Acquiring Persons do not have the same rights to receive common stock as other holders upon exercise of the Rights. Because of the nature of the Preferred Shares’

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders’ Equity (Continued)

dividend, liquidation and voting rights, the value of one one-hundredth interest in a Preferred Share purchasable upon exercise of each Right should approximate the value of one common share. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, the proper provisions will be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter become void), will thereafter have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right. In the event that we are acquired in a merger or other business combination transaction or 50% or more of our consolidated assets or earning power are sold after a person or group has become an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon exercise thereof, that number of shares of common stock of the acquiring company, which at the time of such transaction will have a market value of two times the exercise price of the Right. Because of the characteristics of the Rights in connection with a person or group of affiliated or associated persons becoming an Acquiring Person, the Rights may have the effect of making an acquisition of Station more difficult and may discourage such an acquisition.

11. Share-Based Compensation

In May 2005, the stockholders approved and we adopted the 2005 Stock Compensation Plan (the “2005 Plan”) which provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards (collectively, the “Awards”). Individuals eligible to receive Awards under the 2005 Plan include employees, directors and independent contractors of the Company and its subsidiaries and other entities controlled by us. However, incentive stock options may be granted only to an employee of ours or a subsidiary of ours. Upon adoption of the 2005 Plan, no additional grants of awards will be made under the following plans of Station (the “Prior Plans”): (i) the Incentive Stock Option Plan, (ii) the Compensatory Stock Option Plan, (iii) the Restricted Share Plan, (vi) the Non-employee Director Stock Option Plan, (v) the 1999 Compensatory Stock Option Plan, and (vi) the 1999 Share Plan.

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

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-Based Compensation (Continued)

Summarized information for the 2005 Plan and Prior Plans, collectively, is as follows:

	Options	Weighted average exercise price	Restricted Shares	Weighted average grant date fair value	Total
Outstanding at December 31, 2005	2,314,182	$12.12	2,124,594	$37.24	4,438,776
Granted	—	—	1,374,100	$68.21	1,374,100
Exercised/Lapsed	(120,325)	$12.99	(436,740)	$30.13	(557,065)
Canceled	(6,750)	$15.26	(34,600)	$55.17	(41,350)
Outstanding at December 31, 2006	2,187,107	$12.07	3,027,354	$52.12	5,214,461
Exercisable at December 31, 2006	2,069,407	$11.81
Available for grant at December 31, 2006					1,108,632

Stock Options

No stock options were granted since 2003 resulting in no assumptions for dividend yield, expected volatility, risk-free interest rate or expected term of option for 2006, 2005 or 2004.

We use historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS 123R requires that forfeitures be included as part of the grant date estimate. The effect of forfeitures related to previous SFAS 123 pro forma expense was not material. At December 31, 2006, there was $0.4 million of unrecognized compensation expense related to share-based payments which is expected to be recognized over a weighted-average period of one year. Based on stock options outstanding at December 31, 2006, we estimate $0.3 million of expense in 2007 and virtually zero thereafter. The remaining weighted average contractual term for options outstanding at December 31, 2006 is 4.6 years and 4.5 years for options exercisable at December 31, 2006.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. At December 31, 2006, the aggregate intrinsic value of stock options outstanding was $152.2 million and the aggregate intrinsic value of stock options exercisable was $144.6 million. Total intrinsic value of stock options exercised was $6.9 million, $87.4 million and $176.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Net cash proceeds from the exercise of stock options were $1.6 million, $19.0 million and $55.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The actual income tax benefit realized from stock option exercises was $3.1 million, $31.8 million and $62.6 million for the same periods, respectively.

Restricted Stock

As of December 31, 2006, we have unearned share-based compensation of $143.4 million associated with restricted stock awards which is expected to be recognized over a weighted-average period of 5.3 years. During the years ended December 31, 2006, 2005 and 2004, we granted 1,374,100, 137,000, 1,420,413, respectively, of restricted stock awards at a weighted-average grant date fair value of $68.21, $66.33 and $46.39 for the same periods. The total fair value of restricted shares that vested for the years ended December 31, 2006, 2005 and 2004 was $32.4 million, $30.5 million and $15.9 million, respectively.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-Based Compensation (Continued)

The following table represents where reported share-based compensation expense was classified in the accompanying consolidated statements of operations (amounts in thousands):

	For the years ended December 31,
	2006	2005	2004
Casino expense	$359	$229	$156
Food & beverage expense	44	56	84
Room expense	12	1	12
Selling, general & administrative	2,567	1,787	1,741
Corporate	18,163	8,534	6,332
Development	2,327	1,485	1,283
Preopening	223	367	33
Total share-based compensation	23,695	12,459	9,641
Tax benefit	(8,293)	(4,361)	(3,374)
Total share-based compensation, net of tax	$15,402	$8,098	$6,267

Had compensation expense for the 2005 Plan and Prior Plans been determined in accordance with SFAS 123, the effect on our net income and basic and diluted earnings per common share would have been as follows (amount in thousands, except per share date):

	For the years ended December 31,
	2005	2004
Net income:
As reported	$161,886	$66,350
Share-based compensation expense reported in net income	—	404
Additional share-based compensation expense under fair value method	(2,646)	(6,029)
Pro forma net income	$159,240	$60,725
Earnings per common share:
Basic—as reported	$2.46	$1.03
Basic—pro forma	2.42	0.94
Diluted—as reported	$2.40	$1.00
Diluted—pro forma	2.36	0.92

12. Executive Compensation Plans

We have employment agreements with certain of our executive officers. These contracts provide for, among other things, an annual base salary, supplemental long-term disability and supplemental life insurance benefits in excess of our normal coverage for employees. In addition, we have adopted a Supplemental Executive Retirement Plan for our Chief Executive Officer and President and a Supplemental Management Retirement Plan for certain key executives as selected by the Governance and Compensation Committee of our Board of Directors. Other executive plans include a Deferred Compensation Plan and a Long-Term Stay-On Performance Incentive Plan.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Retirement Plans

Effective as of November 30, 1994, we adopted the Supplemental Executive Retirement Plan (the “SERP”), which is an unfunded defined benefit plan for the Chief Executive Officer and President as sole participants. On January 21, 2005, Station amended the SERP (the “SERP Amendment”). The purpose of the SERP Amendment was to (i) increase the Early Retirement Date (as defined in the SERP) for participants from age 45 to age 50, (ii) increase the Normal Retirement Date (as defined in the SERP) for the participants from age 55 to age 60, (iii) add the President of the Company as a participant, and (iv) include the average annual bonus (in addition to base salary) earned by participants for the three most recent fiscal years in determining Final Annual Compensation (as defined in the SERP).

Effective as of November 30, 1994, we adopted the Supplemental Management Retirement Plan (the “SMRP”), which is an unfunded defined benefit plan. Certain key executives (other than the Chief Executive Officer and President) as selected by the Governance and Compensation Committee are able to participate in the SMRP.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Retirement Plans (Continued)

A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of the plan assets and the funded status is as follows (in thousands):

	December 31,
	2006	2005
Change in pension benefit obligation:
Benefit obligation at beginning of year	$28,491	$17,563
Service cost	2,070	1,336
Interest cost	1,680	1,087
Net actuarial (gain) loss	(1,851)	8,505
Benefit obligation at end of year	$30,390	$28,491
Funded status of the plan (underfunded)	$(30,390)	$(28,491)
Unrecognized net actuarial loss	—	5,639
Unrecognized actuarial loss	—	12,916
Net amount recognized	$(30,390)	$(9,936)
Amounts recognized in the consolidated balance sheet consist of:
Accrued pension costs	$(14,744)	$(9,936)
Accumulated other comprehensive loss	(15,646)	—
Net amount recognized	$(30,390)	$(9,936)
Weighted average assumptions:
Discount rate	5.50%	5.75%
Salary rate increase	5.00%	4.00%

The components of the net periodic pension benefit cost consist of the following (in thousands):

	For the years ended December 31,
	2006	2005	2004
Service cost	$2,070	$1,336	$763
Interest cost	1,680	1,087	621
Amortization of prior service cost	312	312	58
Amortization actuarial losses	746	259	195
Net periodic pension cost	$4,808	$2,994	$1,637
Curtailment charge	—	96	(436)
Total pension cost	$4,808	$3,090	$1,201

401(k) Plan

We have a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50% of the first 4% of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. Our matching contribution was approximately $2.8 million, $2.2 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes

We file a consolidated federal income tax return. The provision for income taxes for financial reporting purposes was $69.2 million, $94.3 million and $38.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The provision for income taxes attributable to net income consists of the following (amounts in thousands):

	For the years ended December 31,
	2006	2005	2004
Current	$30,753	$31,864	$10,187
Deferred	38,487	62,477	28,692
Total income taxes	$69,240	$94,341	$38,879

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	For the years ended December 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
Lobbying and political	0.3	0.2	0.4
Fines and penalties	—	—	0.6
Meals and entertainment	—	—	0.1
Credits earned, net	(0.5)	(0.3)	(0.6)
Nondeductible officers compensation	3.4	1.7	2.4
Reduction in liability based on conclusion of an IRS examination	—	—	(1.1)
Other, net	0.4	0.2	0.1
Effective tax rate	38.6%	36.8%	36.9%

We recorded $3.1 million, $31.8 million and $62.6 million as an increase to contributed capital for certain tax benefits from employee share-based compensation for the years ended December 31, 2006, 2005 and 2004, respectively.

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Accrued vacation, bonuses and group insurance	$5,187	$6,394
Preopening and other costs, net of amortization	700	1,051
Accrued benefits	26,305	15,752
FICA credits	—	3,961
Minimum tax credit carryover	—	22,712
Other deferred tax assets	8,295	5,237
Total deferred tax assets	$40,487	$55,107
Deferred tax liabilities:
Prepaid expenses and other	$(16,573)	$(12,373)
Temporary differences related to property and equipment	(122,295)	(112,641)
Amortization	(14,670)	(9,880)
Total deferred tax liabilities	$(153,538)	$(134,894)
Net	$(113,051)	$(79,787)

We did not record a valuation allowance at December 31, 2006 or 2005 relating to recorded tax benefits because all benefits are more likely than not to be realized.

15. Legal Matters

Station and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting Station. Station believes that the plaintiffs’ claims are without merit and does not expect that the lawsuits will have a material adverse effect on the financial position or results of operations.

Litigation Relating to the Merger

On December 4, 2006, we announced that we had received a proposal from Fertitta Colony Partners, LLC, (“FCP”) to acquire all of our outstanding common stock for $82 per share in cash.

On December 4, 2006, Helen Roessler filed a purported class action complaint in the District Court of Clark County, Nevada (the “District Court”), Case No. A532367, against the Company, our Board of Directors and Fertitta Colony Partners LLC (“FCP”).  The complaint alleges that the defendants breached their fiduciary duties and challenges the proposed transaction as inadequate and unfair to the Company’s public stockholders.  The complaint seeks, among other relief, class certification of the lawsuit and an injunction against the proposed transaction.  Three similar putative class actions were subsequently filed in the District Court:  Goldman v. Station Casinos, Inc., et al., Case No. A532395, filed on December 4, 2006, Traynor v. Station Casinos, Inc., et al., Case No. A532407, filed on December 4, 2006, and Filhaber v. Station Casinos, Inc., et al., Case No. A532499, filed on December 5, 2006.  (The four above-referenced actions are collectively referred to as the “Initial Lawsuits.”)

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Legal Matters (Continued)

On January 2, 2007, David Griffiths filed a purported class action complaint in the District Court against the Company, our Board of Directors, Delise F. Sartini, Blake L. Sartini, Colony Capital, LLC (“Colony Capital”), Colony Capital Acquisitions, LLC (“Colony Acquisitions”) and FCP.  The complaint alleges that the Company’s Board of Directors breached their fiduciary duties and the remaining defendants aided and abetted the alleged breaches of fiduciary duties in connection with the proposed transaction.  The complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, declaratory relief, the imposition of a constructive trust upon the defendants, and an award of attorneys’ fees and expenses to plaintiffs.

On January 4, 2007, the District Court consolidated the Initial Lawsuits under the heading In Re Station Casino’s Shareholder Litigation and appointed lead counsel and liason counsel in connection therewith.  On January 29, 2007, plaintiff Griffiths filed a motion to vacate the District Court’s order appointing lead counsel and to establish a briefing schedule on motions to appoint lead plaintiff and lead counsel.  A hearing on that motion has been scheduled for March 5, 2007.

On February 14, 2007, the West Palm Beach Firefighters’ Pension Fund filed a purported class and derivative action complaint in District Court against the Company’s Board of Directors, Thomas J. Barrack, Jr., Delise Sartini, Blake Sartini, Colony Capital, Colony Acquisitions, FCP, Deutsche Bank Trust Company Americas and German American Capital Corporation.  The complaint alleges, among other things, that the Company breached its fiduciary duties and the remaining defendants aided and abetted the alleged breaches of fiduciary duty in connection with the proposed transaction.  The complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction unless and until the Company adopts and implements a fair sale process, the disclosure of all material information to the Company’s stockholders, the imposition of a constructive trust upon the defendants, and an award of attorneys’ fees and expenses to plaintiffs.

The Company believes that all of the above-referenced actions are without merit and intends to vigorously defend such actions.

16. Subsequent Events

Green Valley Ranch Financing

On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the “Green Valley Facility”). The Green Valley Facility includes a $550 million first lien term loan due February 2014, a $250 million second lien term loan due August 2014 and a $30 million revolver due February 2012. At the time of close, the revolver was unfunded. Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving credit facility and term loan, as well as an equal distribution to the partners which totaled approximately $570 million.

Merger Agreement (unaudited)

On February 23, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fertitta Colony Partners LLC, a Nevada limited liability company (“FCP”), and FCP Acquisition Sub, a Nevada corporation and a wholly-owned subsidiary of FCP (“Merger Sub”).  Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and as a direct or indirect wholly-owned subsidiary of FCP (the “Merger”).  FCP is owned by FC Investor, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Colony Capital Acquisitions, LLC (the “Sponsor”), Frank J. Fertitta III, the Chairman and

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Subsequent Events (Continued)

Chief Executive Officer of the Company, and Lorenzo J. Fertitta, the Vice Chairman and President of the Company.

At the effective time of the Merger, each outstanding share of our common stock, including any rights associated therewith, other than shares owned by us, FCP and Merger Sub, will be cancelled and converted into the right to receive $90 in cash, without interest.

Our Board of Directors, acting upon the unanimous recommendation of a special committee comprised entirely of independent directors (the “Special Committee”), has approved the Merger Agreement and has recommended that our stockholders vote in favor of the Merger Agreement.

Frank J. Fertitta, Lorenzo J. Fertitta, Blake L. Sartini and Delise F. Sartini (the “Rollover Stockholders”) have agreed to contribute a portion of their shares of our Common Stock to FCP and, subject to specified exceptions, to vote their shares of Common Stock in favor of the Merger pursuant to a voting agreement entered into on February 23, 2007, by and among the Rollover Stockholders, the Company and FCP.

The Merger Agreement provides that, upon termination under specified circumstances related to a competing acquisition proposal, the Company would be required to pay a termination fee of $160 million to FCP, except in the case of a termination resulting from a superior proposal received within 30 business days following the execution of the Merger Agreement, in which case the termination fee payable to FCP will be $106 million.  If the Company’s stockholders do not approve the Merger under certain circumstances, the Company must reimburse FCP for reasonable out-of-pocket fees and expenses (including reasonable legal fees and expenses) incurred by FCP, Merger Sub and their respective affiliates in connection with the transactions contemplated by the Merger Agreement.  The Company’s reimbursement of FCP’s expenses would reduce the amount of any required termination fee that becomes payable by the Company.  The Merger Agreement further provides that upon termination under specified circumstances related to a breach of any representation, warranty, covenant or agreement on the part of FCP or Merger Sub or failure to obtain gaming approvals, FCP would be required to pay to the Company a reverse termination fee of $160 million or a regulatory termination fee of $106 million, respectively.  Pursuant to a limited guarantee, dated as of February 23, 2007, affiliates of the Sponsor guaranteed the payment of the reverse termination fee, the regulatory termination fee and amounts arising from indemnification and expense reimbursement obligations of FCP or Merger Sub under the Merger Agreement, up to $175 million in the aggregate.

FCP has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the proceeds of which will be used by FCP to pay the aggregate merger consideration and related fees and expenses of the transactions contemplated by the Merger Agreement. In connection with the debt financing commitments, the Company and certain of its subsidiaries (the “Operating Subs”) entered into a purchase and sale agreement with a newly created wholly-owned subsidiary of the Company (“NewCo”), pursuant to which the Operating Subs’ interests in certain real property will be sold to NewCo and leased back to the Company and the Operating Subs (the “Sale and Leaseback Transaction”). The Sale and Leaseback Transaction was approved by the Special Committee of the Board of Directors, which obtained a fairness opinion in connection therewith. The closing of the Sale and Leaseback Transaction is contingent upon the consummation of the Merger. Consummation of the Merger is not subject to a

STATION CASINOS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Subsequent Events (Continued)

financing condition but is subject to various other conditions to closing, including approval of the Merger by our stockholders and regulatory approvals.  The Merger is expected to be completed by the fourth quarter of 2007.

We are prohibited from making any dividends except for normal quarterly dividends from operations until the consummation of the Merger.

If the Merger Agreement is consummated, all stock options under the 2005 Plan and Prior Plans will become vested and all related unrecognized compensation cost will be recognized during the period in which the Merger is consummated.

17. Quarterly Financial Information (Unaudited)

	Net revenues	Operating income	Income before income taxes	Net income applicable to common stock	Diluted earnings per common share
	(amounts in thousands, except per share amounts)
Year ended December 31, 2006
First quarter (a)	$292,470	$79,102	$65,641	$41,122	$0.62
Second quarter (b)	341,791	76,588	43,680	26,793	0.44
Third quarter	345,968	76,983	32,036	19,229	0.34
Fourth quarter (c)	358,795	83,462	38,095	23,068	0.41
Year ended December 31, 2005
First quarter (d)	$273,460	$74,639	$64,001	$40,640	$0.59
Second quarter (e)	273,968	76,774	64,458	40,609	0.58
Third quarter (f)	276,337	75,424	61,841	38,960	0.56
Fourth quarter (g)	285,068	79,108	65,927	41,677	0.61

(a)           Includes preopening expense of approximately $14.1 million and lease terminations of approximately $0.5 million.

(b)           Includes preopening expense of approximately $13.6 million.

(c)            Includes preopening expense of approximately $2.0 million and lease terminations of approximately $0.6 million.

(d)          Includes preopening expense of approximately $0.6 million, lease terminations of approximately $8.1 million and loss on early retirement of debt of approximately $0.7 million.

(e)           Includes preopening expense of approximately $1.2 million and lease terminations of approximately $3.6 million.

(f)             Includes preopening expense of approximately $1.7 million and loss on early retirement of debt of approximately $0.6 million.

(g)           Includes preopening expense of approximately $3.1 million and lease terminations of approximately $3.0 million.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 58.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There is incorporated by reference the information appearing in the section entitled “Directors, Executive Officers and Corporate Governance” in the Registrant’s definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

ITEM 11.         EXECUTIVE COMPENSATION

There is incorporated by reference the information appearing in the section entitled “Executive Compensation” in the Registrant’s definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is incorporated by reference the information appearing in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Registrant’s definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There is incorporated by reference the information appearing in the sections entitled “Certain Relationships and Related Transactions, and Director Independence” in the Registrant’s definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

There is incorporated by reference the information appearing in the section entitled “Principal Accounting Fees and Services” in the Registrant’s definitive Proxy Statement to be made publicly available with the Securities and Exchange Commission.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           1.   Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

Reports of Independent Registered Public Accounting Firm—Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2006 and 2005

Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.    None

3.    Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated February 23, 2007, by and among Station Casinos, Inc., Fertitta Colony Partners LLC and FCP Acquisition Sub. (Incorporated herein by reference to the Company’s Form 8-K dated February 23, 2007)

2.2

Voting Agreement, dated February 23, 2007, by and among Station Casinos, Inc., Fertitta Colony Partners LLC and Rollover Stockholders. (Incorporated herein by reference to the Company’s Form 8-K dated February 23, 2007)

2.3	Purchase and Sale Agreement, dated February 23, 2007, by and among NewCo and Operating Subs. (Incorporated herein by reference to the Company’s Form 8-K dated February 23, 2007)
2.4	Limited Guarantee, dated February 23, 2007, from Colony to Station Casinos, Inc. (Incorporated herein by reference to the Company’s Form 8-K dated February 23, 2007)
2.5	Amendment to Rights Agreement, dated February 23, 2007, by and among Station Casinos, Inc. and Continental. (Incorporated herein by reference to the Company’s Form 8-K dated February 23, 2007)
3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)
3.2	Restated Bylaws of the Registrant. (Incorporated herein by reference to Registration Statement No. 33-76156)
4.1	Form of 6% Senior Notes of the Registrant (March 2004 Issue). (Included in Exhibit 4.2 which is incorporated herein by reference to Registration Statement No. 333-113986)
4.2	Indenture dated as of March 17, 2004 between the Registrant and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to Registration Statement No. 333-113986)
4.3

Form of 6 1/2% Subordinated Notes of the Registrant (January 2004 Issue). (Included in Exhibit 4.4 which is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003)

4.4

Indenture dated as of January 29, 2004 between the Registrant and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003)

4.5

Form of 6 7/8% Subordinated Notes of the Registrant (February 2004 Issue). (Included in Exhibit 4.6 which is incorporated herein by reference to the Company’s Annual Report of Form 10-K for the period ended December 31, 2003)

4.6

Indenture dated as of February 27, 2004 between the Registrant and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003)

4.7

Form of 6 5/8% Subordinated Notes of the Registrant (March 2006 Issue). (Included in Exhibit 4.8 which is incorporated herein by reference to the Company’s Quarterly Report of Form 10-Q for the period ended March 31, 2006)

4.8

Indenture dated as of March 13, 2006 between the Registrant and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006)

4.9		Form of 7¾% Senior Notes of the Registrant (August 2006 Issue). (Included in Exhibit 4.10 which is incorporated herein by reference to the Company’s Form 8-K dated August 2, 2006)
4.10

Indenture dated as of August 1, 2006 between the Registrant and Law Debenture Trust Company of New York as Trustee. (Included in Exhibit 4.10 which is incorporated herein by reference to the Company’s Form 8-K dated August 2, 2006)

4.11		Third Amended and Restated Loan Agreement (“Revolving Credit Facility”) dated as of December 15, 2005. (Incorporated herein by reference to the Company’s Form 8-K dated December 19, 2005)
4.	12	Amendment No. 1 to the Third Amended and Restated Loan Agreement. (Incorporated herein by reference to the Company’s Form 8-K dated June 28, 2006)
4.	13	Amendment No. 2 to the Third Amended and Restated Loan Agreement. (Incorporated herein by reference to the Company’s Form 8-K dated September 26, 2006)
4.14

Rights Agreement dated October 6, 1997 between the Company and Continental Stock Transfer and Trust Company, as Rights Agent. (Incorporated herein by reference to the Company’s Form 8-K dated October 9, 1997)

4.15

Amendment to Rights Agreement, dated as of January 16, 1998, between Station Casinos, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to the Company’s Form 8-K dated January 27, 1998)

4.16

Amendment No. 2 to Rights Agreement, dated as of December 1, 1998, between Station Casinos, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated herein by reference to the Company’s Form 8-K dated November 6, 1998)

10.1

Ground Lease between Boulder Station, Inc. and KB Enterprises dated as of June 1, 1993. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.2

Option to Lease or Purchase dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.3

Option to Acquire Interest Under Purchase Contract dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1993)

10.4

First Amendment to Ground Lease and Sublease, dated as of June 30, 1995, by and between KB Enterprises, as landlord and Boulder Station, Inc. (Incorporated herein by reference to the Company’s Form 8-K dated July 5, 1995)

10.5

Lease Amendment No. 1, dated December 23, 1996 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005)

10.6

Second Amendment to Ground Lease and Sublease, dated January 7, 1997, by and between KB Enterprises, as landlord and Boulder Station, Inc. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005)

10.7

Rent Agreement to the First Amendment to Ground Lease and Sublease, dated as of March 30, 2003, by and between KB Enterprises, as landlord and Boulder Station, Inc. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated March 31, 2003)

10.8	Ground Lease between Registrant and Texas Gambling Hall & Hotel, Inc. dated as of June 1, 1995. (Incorporated herein by reference to the Company’s Form 8-K dated July 5, 1995)
10.9	First Amendment to Ground Lease dated as of June 30, 1995 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company’s Form 8-K dated July 5, 1995)
10.10

Lease Amendment No. 1, dated December 23, 1996 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005)

10.11

Second Amendment to Ground Lease, dated January 7, 1997, by and between Texas Gambling Hall & Hotel, Inc. as landlord and Registrant. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005)

10.12

Rent Agreement to the First Amendment to Ground Lease, dated as of May 12, 2000 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003)

10.13

Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 between Registrant and Texas Station, Inc. (Incorporated herein by reference to the Company’s Form 8-K dated July 5, 1995)

10.14

Executive Employment Agreement between Frank J. Fertitta III and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.15

First Amendment to Executive Employment Agreement between Frank J. Fertitta III and the Registrant dated as of February 4, 2005. (Incorporated herein by reference to the Company’s Form 8-K dated February 7, 2005)

10.16

Executive Employment Agreement between Glenn C. Christenson and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.17

First Amendment to Executive Employment Agreement between Glenn C. Christenson and the Registrant dated as of July 13, 2004. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005)

10.18

Executive Employment Agreement between Scott M Nielson and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.19

First Amendment to Executive Employment Agreement between Scott M Nielson and the Registrant dated as of July 13, 2004. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004)

10.20

Executive Employment Agreement between Lorenzo J. Fertitta and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.21

First Amendment to Executive Employment Agreement between Lorenzo J. Fertitta and the Registrant dated as of February 4, 2005. (Incorporated herein by reference to the Company’s Form 8-K dated February 7, 2005)

10.22

Executive Employment Agreement between William W. Warner and the Registrant dated as of May 20, 2003. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.23

Executive Employment Agreement between Richard J. Haskins and the Registrant dated as of July 13, 2004. (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004)

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

10.41	Operating Agreement dated December 16, 2005, among Aliante Holding, LLC, G.C. Aliante, LLC and Aliante Station, LLC, a wholly-owned subsidiary of the Registrant.
10.42

Amended and Restated Operating Agreement of Aliante Gaming, LLC dated January 6, 2006 among Aliante Gaming, LLC, a wholly-owned subsidiary of the Registrant, Aliante Holding, LLC and Aliante Station, LLC.

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

STATION CASINOS, INC.

Dated: February 28, 2007	By:	/s/ FRANK J. FERTITTA III
Frank J. Fertitta III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank J. Fertitta III	Chairman of the Board and Chief Executive	February 28, 2007
Frank J. Fertitta III	Officer (Principal Executive Officer)

/s/ Lorenzo J. Fertitta	Vice Chairman, President and Director	February 28, 2007
Lorenzo J. Fertitta

/s/ Glenn C. Christenson	Executive Vice President, Chief Financial	February 28, 2007
Glenn C. Christenson	Officer, Chief Administrative Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Lowell H. Lebermann, Jr.	Director	February 28, 2007
Lowell H. Lebermann, Jr.

/s/ James E. Nave	Director	February 28, 2007
James E. Nave

/s/ Lee S. Isgur	Director	February 28, 2007
Lee S. Isgur

/s/ Robert E. Lewis	Director	February 28, 2007
Robert E. Lewis