Form 10-K/A
period 2006-12-31
STATION CASINOS INC
filed 2007-04-27
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”) on March 1, 2007, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2007 Annual Meeting of Stockholders (“Proxy Statement”) to be subsequently filed with the SEC. The registrant has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III, Items 10 through 14, on the Form 10-K are hereby amended along with the cover page to remove the Documents Incorporated by Reference. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1 on Form 10-K/A under Item 15 of Part IV hereof.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Form 10-K and our other filings with the SEC.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The Company’s Articles and Bylaws require that the number of directors on the Board of Directors be not less that three nor more than fifteen. Currently, the Board of Directors has fixed the number of directors at six. The directors are evenly divided into three classes. Class I consists of Lowell H. Lebermann, Jr. and Robert E. Lewis whose terms expire in 2009. Class II consists of Lorenzo J. Fertitta and James E. Nave, D.V.M. whose terms expire in 2007. Class III consists of Frank J. Fertitta III and Lee S. Isgur whose terms expire in 2008. All directors hold their positions until their terms expire and until their respective successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors. The following table sets forth the directors and executive officers of the Company as of December 31, 2006 and provides their respective ages and positions with the Company.

Name	Age	Position
Frank J. Fertitta III(*)	45	Chairman of the Board and Chief Executive Officer
Lorenzo J. Fertitta(*)	38	Vice Chairman of the Board and President
Glenn C. Christenson(**)	57	Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer
William W. Warner	42	Executive Vice President and Chief Operating Officer
Scott M Nielson	49	Executive Vice President and Chief Development Officer
Richard J. Haskins	43	Executive Vice President, General Counsel and Secretary
Lee S. Isgur	69	Director
Lowell H. Lebermann, Jr.	67	Director
Robert E. Lewis	61	Director
James E. Nave, D.V.M.	62	Director

(*)          Frank J. Fertitta III and Lorenzo J. Fertitta are brothers.

(**)   On March 29, 2007, the Company and Mr. Christenson entered into a Separation Agreement and General Release, pursuant to which Mr. Christenson’s employment with the Company terminated effective March 30, 2007.

Set forth below is a description of the backgrounds, including business experience, for each of our directors and executive officers as of December 31, 2006.

Frank J. Fertitta III.   Mr. Fertitta has served as Chairman of the Board of the Company since February 1993 and Chief Executive Officer since July 1992. Mr. Fertitta also served as President of the Company from 1989 until July 2000. He has held senior management positions since 1985, when he was named General Manager of Palace Station. He was elected a director of the Company in 1986, at which time he was also appointed Executive Vice President and Chief Operating Officer.

Lorenzo J. Fertitta.   Mr. Fertitta was appointed Vice Chairman of the Board of the Company in December 2003. Mr. Fertitta has served as President of the Company since July 2000 and has served as a director since 1991. From 1991 to 1993, he served as Vice President of the Company. Mr. Fertitta served as President and Chief Executive Officer of Fertitta Enterprises, Inc. from June 1993 to July 2000, where he was responsible for managing an investment portfolio consisting of marketable securities and real property. Mr. Fertitta currently serves as the first President of the Nevada Resort Association and a member of its Board of Directors and serves as a director of the American Gaming Association. Mr. Fertitta served as a commissioner on the Nevada State Athletic Commission from November 1996 until July 2000.

Glenn C. Christenson.   Mr. Christenson was appointed Chief Administrative Officer in March 1997 and has served as Executive Vice President of the Company since February 1994. From 1989 to 1993, he served as Vice President of the Company. He has served as Chief Financial Officer since 1989, as Treasurer since 1992 and as a director of the Company from 1993 to December 2003. Mr. Christenson is a Certified Public Accountant. From 1983 to 1989, he was a partner of the international accounting firm of Deloitte Haskins & Sells (now Deloitte & Touche), where he served as partner-in-charge of audit services for the Nevada practice and National Audit partner for the Hospitality Industry. He currently serves as a director of the National Center for Responsible Gaming and is Chairman of the Audit Committee. He is a member of the Board of Trustees of the Nevada Development Authority and is a member of the Board of Directors for the Las Vegas Convention and Visitors Authority and the Nevada State College Foundation Board. On March 29, 2007, the Company and Mr. Christenson entered into a Separation Agreement and General Release, pursuant to which Mr. Christenson’s employment with the Company terminated effective March 30, 2007.

William W. Warner.   Mr. Warner was appointed Chief Operating Officer of the Company in July 2004 and has been an Executive Vice President of the Company since March 2002. He served as Chief Development Officer from March 2002 to July 2004, Vice President of Finance of the Company from January 1996 to March 2002 and Director of Finance from August 1993 to January 1996.

Scott M Nielson.   Mr. Nielson was appointed Chief Development Officer of the Company in July 2004 and has been an Executive Vice President of the Company since June 1994. He served as Chief Legal Officer from March 2002 to July 2004 and General Counsel from 1991 to March 2002. In 1992, he was appointed Secretary of the Company and served in that position until July 2004. From 1991 through June 1994, he served as Vice President of the Company. From 1986 to 1991, Mr. Nielson was in private legal practice as a partner in the Las Vegas firm of Schreck, Jones, Bernhard, Woloson & Godfrey (now Brownstein Hyatt Farber Schreck, P.C.), where he specialized in gaming law and land use planning and zoning. Mr. Nielson is a member of the American Bar Association, the Nevada Bar Association and the International Association of Gaming Attorneys.

Richard J. Haskins.   Mr. Haskins was appointed Executive Vice President and Secretary of the Company in July 2004 and has served as General Counsel of the Company since April 2002. He previously served as Assistant Secretary from September 2003 to July 2004, as Vice President and Associate General Counsel from November 1998 to March 2002 and as General Counsel of Midwest Operations from November 1995 to October 1998. From 1990 to October 1995, Mr. Haskins was in private legal practice, most recently as a partner in the Kansas City, Missouri law firm of Rose Brouillette & Shapiro P.C. Mr. Haskins is a member of the American Bar Association, Kansas Bar Association, Missouri Bar Association and Nevada Bar Association.

Lee S. Isgur.   Mr. Isgur has served as a director of the Company since December 2003 and serves on the Audit and Governance and Compensation Committees. Mr. Isgur has been the Managing Partner of Corporate Counselors, a research and investment banking consulting firm, since 1997 and has served on the Board of Directors of eDiets since 1999, where he serves as chair of the Audit Committee and as a member of the Governance and Compensation committees. From 1994 to 1997, Mr. Isgur was a Managing Director of Jefferies & Company, an investment banking firm. Prior to that, he was a partner at Volpe Welty & Company, a research and investment banking firm.

Lowell H. Lebermann, Jr.   Mr. Lebermann has served as a director of the Company since October 1993 and is Chairman of the Governance and Compensation Committee and serves on the Audit Committee. He is Chairman of Centex Beverage, Inc., a wholesale distributor of Miller beer and imported beverages. He is a director of Patton Medical, Inc. and DoggettData, Inc., of Austin, Texas. Mr. Lebermann is a former director of Valero Energy Corporation, San Antonio and of Franklin Federal Bancorp, Austin (acquired by Norwest) and a founding member of the Board of Directors of the Texas

Workers’ Compensation Fund. From 1993 to 1999, he was a member of the Board of Regents of The University of Texas System and was a Council Member on the Austin City Council from 1971 to 1977.

Robert E. Lewis.   Mr. Lewis has served as a director of the Company since May 2004 and serves on the Audit and Governance and Compensation Committees. Mr. Lewis has served as president of the Nevada Division of Lewis Operating Corp. since December 1999. Mr. Lewis became the president of the Nevada Region of Kaufman and Broad Home Corporation upon the merger of Lewis Homes Management Corp. and Kaufman and Broad Home Corporation in January 1999. He served in that capacity until December 1999. Prior to the merger, Mr. Lewis ran the Nevada operations of the Lewis Homes group of companies and its affiliates for 25 years. He has served as a director for the National Association of Home Builders and as a director and President of the Southern Nevada Home Builders Association. Mr. Lewis is also on the Executive Committee and served as Secretary and Legislative Chairman for the Nevada Development Authority, he is a Past Chairman of the Las Vegas District Council of the Urban Land Institute and served on the Clark County Community Growth Task Force.

James E. Nave, D.V.M.   Dr. Nave has served as a director of the Company since March 2001 and is Chairman of the Audit Committee and serves on the Governance and Compensation Committee. Dr. Nave has been an owner of the Tropicana Animal Hospital since 1974 and has been the owner and manager of multiple veterinary hospitals since 1976. Dr. Nave has also served on the Board of Directors of Bank West of Nevada since 1994, where he also serves as Chairman of the Site Committee. Dr. Nave has served on the Board of Directors of Western Alliance Bancorporation since 2003, where he also serves as a member of the Audit and Compensation Committees. Dr. Nave is also the Globalization Liaison Agent for Education and Licensing for the American Veterinary Medical Association and is Chairperson of the National Commission for Veterinary Economics Issues. In addition, Dr. Nave is a member and past President of the Nevada Veterinary Medical Association, the Western Veterinary Conference and the American Veterinary Medical Association. He is also a member of the Clark County Veterinary Medical Association, the National Academy of Practitioners, the American Animal Hospital Association and the Executive Board of the World Veterinary Association. Dr. Nave was a member of the University of Missouri, College of Veterinary Medicine Development Committee from 1984 to 1992. He was also a member of the Nevada State Athletic Commission from 1988 to 1999 and served as its chairman from 1989 to 1992 and from 1994 to 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own more than 10% of the Company’s common stock to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and 10% stockholders are required by the SEC to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company’s review of the copies of such forms it has received, the Company believes that all of its executive officers, directors and greater than 10% beneficial owners complied with all of the filing requirements applicable to them with respect to transactions during 2006.

CODE OF ETHICS

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of its directors, officers (including its principal executive officer and principal financial officer) and employees. The Code of Ethics and any waivers or amendments to the Code of Ethics are available on the Company’s website at www.stationcasinos.com. Printed copies are also available to any person without charge, upon request directed to the Company’s Corporate Secretary, 2411 West Sahara Avenue, Las Vegas, Nevada 89102.

CORPORATE GOVERNANCE GUIDELINES

The Company has adopted Corporate Governance Guidelines that are available on its website at www.stationcasinos.com. Printed copies are also available upon request directed to the Company’s Corporate Secretary.

STOCKHOLDER COMMUNICATIONS WITH DIRECTORS

Stockholders may communicate with the Board of Directors, including the non-management directors, by sending a letter to Station Casinos, Inc. Board of Directors, c/o Corporate Secretary, 2411 West Sahara Avenue, Las Vegas, Nevada 89102. The Corporate Secretary has the authority to disregard any inappropriate communications or to take other actions with respect to any such inappropriate communications. If deemed an appropriate communication, the Corporate Secretary will submit the correspondence to the Chairman of the Board or to any specific director to whom the correspondence is directed.

MEETINGS AND COMMITTEES

The Board of Directors met 14 times during 2006. None of the members of the Board of Directors attended less than 75% of the meetings of the Board of Directors held, or of the total number of meetings held by all committees of the Board of Directors on which various members served during 2006.

All of the members of the Board of Directors were in attendance, with the exception of Mr.  Lebermann at the 2006 annual stockholders’ meeting which included Frank J. Fertitta III, Lorenzo J. Fertitta, Dr. Nave and Messrs. Isgur and Lewis. It is the Company’s policy that all members of the Board of Directors are expected to attend the annual stockholders’ meeting.

In order to promote open discussion among the non-management directors, the Board of Directors holds executive sessions at least four times each year, in which those directors meet without management participation. The Chairman of each executive session rotates between the chairpersons of the Company’s Audit Committee and Governance and Compensation Committee, depending upon the primary subject matter of the meeting. During 2006, the non-management directors met four times without management participation following Audit Committee or Governance and Compensation Committee meetings.

The Audit Committee

The Board of Directors has a separately designated standing Audit Committee that was established in accordance with Section 3(a) (58) (A) of the Exchange Act. The current members of the Audit Committee are Dr. Nave, Chairman and Messrs. Lebermann, Isgur and Lewis.

The Audit Committee, comprised solely of independent directors (as independence is defined in Section 303A.02 of the New York Stock Exchange (“NYSE”) listing standards), meets periodically with the Company’s independent auditors, management, internal auditors and legal counsel to discuss accounting principles, financial and accounting controls, the scope of the annual audit, internal controls, regulatory compliance and other matters. The Audit Committee also advises the Board of Directors on matters related to accounting and auditing and selects the Company’s independent auditors. The independent auditors and the internal auditors have complete access to the Audit Committee without management present to discuss results of their audit and their opinions on adequacy of internal controls, quality of financial reporting and other accounting and auditing matters. The responsibilities of the Audit Committee are outlined in a written charter, which is available on the Company’s website at www.stationcasinos.com. Printed copies are also available upon request directed to the Company’s Corporate Secretary.

Audit Committee Financial Expert

The Board of Directors has determined that all Audit Committee members are financially literate under the current listing standards of the NYSE. The Board of Directors has also determined that Lee S. Isgur qualifies as an “audit committee financial expert” as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002. Mr. Isgur is an independent director (as independence is defined in Section 303A.02 of the NYSE listing standards).

REPORT OF AUDIT COMMITTEE(1)

The Audit Committee of the Board of Directors developed a charter for the Committee that was approved by the Board of Directors. The Audit Committee has adopted a policy that requires advance approval of all audit-related, tax services and other services performed by the independent auditors. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditors are engaged to perform it. The Audit Committee has delegated to the Chairman of the Audit Committee authority to approve permitted services provided that the Chairman reports any decisions to the Committee at its next scheduled meeting.

In conjunction with its activities during the Company’s year, the Audit Committee has reviewed and discussed the Company’s audited financial statements with management of the Company. The members of the Audit Committee have also discussed with the Company’s independent auditors the matters required to be discussed by Statement of Auditing Standards 61 (Codification of Statements on Auditing Standards, AU Section 380), as amended. The Audit Committee has received from the Company’s independent auditors the written disclosures and the letter required by Independence Standards Board Standard No. 1, and has discussed with the independent auditors the independent auditors’ independence. Based on the foregoing review and discussions, the Audit Committee recommended to the Board of Directors of the Company that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the Company’s year ended December 31, 2006.

Respectfully Submitted,
James E. Nave, D.V.M., Chairman
Lowell H. Lebermann, Jr.
Lee S. Isgur
Robert E. Lewis

(1)          Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act or the Exchange Act, this Report of Audit Committee shall not be incorporated by reference in any such filings.

ITEM 11.         EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies and the role of the Governance and Compensation Committee of the Board of Directors in setting compensation programs and policies. This section also discusses the material elements of the compensation of each of the executive officers as of December 31, 2006 identified below, whom we refer to as our “Named Executive Officers”:

•       Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer;

•       Lorenzo J. Fertitta, Vice Chairman of the Board and President;

•       Glenn C. Christenson, Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer;

•       William W. Warner, Executive Vice President and Chief Operating Officer; and

•       Scott M Nielson, Executive Vice President and Chief Development Officer.

This section is intended to help you understand the detailed information provided in the compensation tables and related disclosures set forth below and to help you put that information into context within our overall compensation program.

As discussed elsewhere in this Amendment No. 1 on Form 10-K/A, the Company entered into an Agreement and Plan of Merger with Fertitta Colony Partners LLC (“FCP”) and FCP Acquisition Sub (“Merger Sub”) on February 23, 2007 (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into the Company, and as a result, the Company will continue as the surviving corporation (the “Merger”). In anticipation of the Merger there have been no increases in annual salaries for the Named Executive Officers, no additional stock options or restricted stock awards granted to the Named Executive Officers and no changes to the compensation plans and policies for 2007. See “Certain Relationships and Related Transactions, and Director Independence—Merger Agreement” below for additional information regarding the Merger Agreement.

On March 29, 2007, the Company and Mr. Christenson entered into a Separation Agreement and General Release, pursuant to which Mr. Christenson’s employment with the Company terminated effective March 30, 2007. See “Summary Compensation Table—Discussion of Summary Compensation Table and Grant of Plan-Based Awards Table—Separation Agreement and Release with Mr. Christenson” for additional information. On March 28, 2007, Thomas M. Friel was appointed as Executive Vice President, Chief Accounting Officer and Treasurer of the Company, effective March 30, 2007. Upon the effectiveness of the termination of Mr. Christenson’s employment, Mr. Friel succeeded Mr. Christenson as the principal financial officer and principal accounting officer of the Company.

Governance and Compensation Committee

The Governance and Compensation Committee, currently comprised solely of independent directors (as independence is defined in Section 303A.02 of the NYSE listing standards), meets periodically to discuss matters relating to the nomination of directors and corporate governance policies in addition to compensation matters which include reviewing and taking action regarding terms of compensation, employment contracts, pension matters that concern officers and key employees of the Company and grants of stock options and restricted stock awards to employees.

The current members of the Governance and Compensation Committee are Lowell H. Lebermann, Jr., Chairman, James E. Nave, D.V.M., Lee S. Isgur and Robert E. Lewis, who comprise all of the independent members of the Board. Per the Governance and Compensation Committee’s charter, members are appointed by the Board of Directors. The Governance and Compensation Committee’s chairperson is designated by the full Board of Directors. Mr. Lebermann has served as the Chairman of the Governance and Compensation Committee since 2001. The Governance and Compensation Committee met seven times during 2006.

The Governance and Compensation Committee operates under a written charter adopted by the Board of Directors and is responsible for shaping and maintaining the Company’s compensation policy by (i) reviewing and approving all elements of the total compensation program for the Company, (ii) aligning the total compensation program with stockholders’ interests and the Company’s business strategy and (iii) assuring stockholders that the compensation programs are effective, responsible and competitive when compared to similarly situated organizations.

Steps that are taken to fulfill the responsibility of the Governance and Compensation Committee in shaping and maintaining the Company’s compensation philosophy are:

•       reviewing and approving corporate goals and objectives relevant to the compensation of the Chief Executive Officer and the other executive officers;

•       evaluating the performance of the Chief Executive Officer and the other executive officers in light of these goals and objectives;

•       setting the compensation of the Chief Executive Officer and the other executive officers based on such evaluation;

•       making recommendations to the Board of Directors with respect to the Company’s incentive-compensation plans and equity-based plans; and

•       reviewing the level and type of perquisites and other personal benefits provided to the Chief Executive Officer and other executive officers, taking into account their levels of salary and other compensation, the value of similar benefits provided at comparable companies and the value of such benefits given to such officers in past years.

In addition, the Governance and Compensation Committee evaluates and recommends candidates for election as directors, makes recommendations concerning the size and composition of the Board of Directors, implements the Company’s corporate governance policies and assesses the effectiveness of the Board of Directors.

The Governance and Compensation Committee’s written charter is available on the Company’s website at www.stationcasinos.com. Printed copies are also available upon request directed to the Company’s Corporate Secretary.

Compensation Philosophy and Objectives

The Company believes that it is necessary to establish compensation programs and related opportunities that are designed to attract and retain those individuals needed to successfully implement the Company’s strategy and motivate individuals with a long-term vision for the Company. These programs and opportunities have to be balanced with the cost to the Company and its stockholders. In order to arrive at a proper balance, the Company has established the following compensation philosophy and guidelines:

•       employment agreements determine the salary which provides the basic level of compensation for performing the job expected of the Named Executive Officers;

•       cash bonus awards are used as an incentive for attainment of the Company’s financial performance in a particular period; and

•       restricted stock awards are used to provide a long-term incentive and align the interests of our executives with those of our stockholders.

The Governance and Compensation Committee’s primary objectives in setting compensation policies are to develop a program designed to attract and retain those individuals needed to successfully implement the Company’s strategy and to reward them relative to the Company’s performance. The Governance and Compensation Committee sets compensation policies to promote profitable growth and to retain highly talented, motivated individuals with a long-term vision for the Company. The Governance and Compensation Committee also seeks to align the financial interest of the Company’s executives with that of its stockholders. To achieve this goal, the Governance and Compensation Committee believes that a significant portion of the Company’s executives’ compensation should be “at risk” and tied to the achievement of annual and long-term corporate performance criteria.

The Company’s executive compensation program is designed to achieve the following objectives:

•       attract and motivate experienced executives in light of the competitive realities of our industry;

•       retain talented individuals;

•       align our compensation strategy with our business objectives, including enhancing stockholder value; and

•       support a culture of strong performance by rewarding employees for results.

These objectives underlie our compensation philosophy and all compensation-related decisions.

Each element of our compensation is intended to generally match, in cost and type, the corresponding component offered to executives in similar positions in similar organizations. Each of the elements of the Company’s compensation and benefit programs are discussed and illustrated below. Unless otherwise stated, all elements are accrued as an expense and are deductible to the Company as compensation expense.

Compensation Program Design

The executive compensation program is designed with our executive compensation objectives in mind and is comprised of various cash and equity compensation methods over a short-term and long-term payment structure in order to recognize and reward executives for their contributions to the Company today and in the future.

There is some variation in the overall mix of compensation paid directly to each Named Executive Officer. In order to determine the proper allocation and value, the Governance and Compensation Committee uses benchmarks to provide guidance. In order to establish the benchmarks, each year the Governance and Compensation Committee identifies a group of casino and gaming companies (the “Peer Companies”) that it believes are the Company’s competition for executive level employees. For the year ended December 31, 2006, the Peer Companies consisted of Harrah’s Entertainment Inc., MGM Mirage, Boyd Gaming Corp., Las Vegas Sands Corp., Penn National Gaming Inc., Trump Entertainment Resorts, Inc. and Wynn Resorts Ltd.

The Governance and Compensation Committee generally meets during the first quarter of each fiscal year to review and vote on the Named Executive Officers’ base salaries and equity grant awards, if any, for the current year. Bonus payments to be paid to the Named Executive Officers for the preceding year, which are administered pursuant to the Senior Executive Annual Bonus Plan described in more detail herein, are also evaluated, discussed and voted on at this first-quarter meeting. This timing corresponds with the Governance and Compensation Committee’s annual performance reviews of our Chief Executive Officer and the other senior executives of the Company and also enables us to consider the Company’s performance during the prior year, as well as our expectations for the current year. The Governance and

Compensation Committee approves the Named Executive Officers’ base salaries, equity grants and bonus awards after considering the recommendations presented by the Chief Executive Officer at this meeting.

Roles of Management in Compensation Decisions

Executive officers and other management play a significant role in the compensation-setting process. The Chief Executive Officer annually reviews the performance of our senior executives and, based on these reviews, recommends to the Governance and Compensation Committee compensation for all senior executives, other than his own. The Governance and Compensation Committee, however, has the discretion to modify the Chief Executive Officer’s recommendations and makes the final decisions regarding material compensation to senior executives, including base salary, annual bonuses and equity awards. The Chief Executive Officer and other senior executives typically are invited to attend Governance and Compensation Committee meetings, from time to time, except when their own compensation is being discussed or determined.

Role of Outside Consultants in Establishing Compensation

The Governance and Compensation Committee has the authority to engage the services of independent legal counsel, consultants and subject matter experts in order to analyze, review and recommend actions with regard to director compensation, executive officer compensation or general compensation and plan provisions. The Company provides appropriate funding for any such services commissioned by the Governance and Compensation Committee. The Governance and Compensation Committee retains a nationally recognized human resources consulting firm, Towers Perrin, to assist with the design, implementation and communication of the Company’s compensation program. The Committee will continue to engage external consultants for the purposes of determining the Chief Executive Officer’s and other senior executive officers’ compensation.

The Governance and Compensation Committee utilizes outside consultants, such as Towers Perrin, to facilitate in the gathering of data regarding our Peer Companies from published executive compensation surveys and proxy statements filed with the SEC and to review the external competitiveness of the Company’s executive compensation program. Data compiled by Towers Perrin regarding the Peer Companies is used to benchmark senior executive compensation, including base salary, bonus and long-term incentive pay. Due to the highly competitive nature of the gaming industry, the Company targets the higher end of the Peer Companies’ compensation practices in order to attract and retain the most talented executives.

During 2006, Towers Perrin was engaged to evaluate both existing senior executive total direct compensation and non-management director pay and their competitiveness against the Peer Companies. The results showed that the Company’s top executives received compensation packages within the mid- to upper tercile range of practices of the Peer Companies. In addition, the results of their analysis showed that our current fee structure for members of the Board of Directors is within the upper tercile range of practices of the Peer Companies, depending on the comparative factors used.

The Governance and Compensation Committee has engaged Towers Perrin to provide similar services in 2007.

Elements of Compensation Program

The Company’s executive compensation program consists of the following components: base salary, senior executive annual bonus plan, long-term incentives (including stock option grants, restricted stock awards and participation in long-term stay-on incentive plans), retirement and other benefits and perquisites.

The Company targets overall compensation levels competitive with our Peer Companies. The various components of executive compensation reflect the following elements:

Base Salary

As part of its strategy to attract and retain high quality executive employees, the Governance and Compensation Committee has established a policy to pay executive base salaries based on competitive base salaries paid by the Peer Companies, with the Company’s salaries being at or near the high end of the range. Actual salaries are determined based upon an assessment of the individual’s contribution and value to the organization and the competitive market for that position. The annual base salary for each Named Executive Officer is set forth in his employment agreement with the Company. Base salaries are reviewed annually and may be adjusted (for increase but not for decrease) based on an evaluation of the executive’s performance in conjunction with a review of compensation received by individuals holding similar positions at the Peer Companies.

Adjustments in base salary may be attributable to any of the following factors:

•       merit increases as a reward for meeting or exceeding objectives;

•       market increases as a result of a competitive market analysis or in coordination with a long-term plan to pay a position at a more competitive level;

•       promotional increases as a result of increased responsibilities associated with a change in position or organizational change; and/or

•       retention increases as a result of senior executives being recruited by or offered a position by another competitor.

The amount of a Named Executive Officer’s base salary is the reference point for determining the other elements of his compensation package. For example, the relative range of potential annual incentive awards to each Named Executive Officer is based on a percentage of such Named Executive Officer’s base salary. In addition, base salary is a component of the contribution formula under the Company’s retirement plans and is the key component in determining change-in-control-related payments under the Named Executive Officers’ employment agreements.

Effective April 1, 2006, the base salaries for the Named Executive Officers under their respective employment agreements are as follows: $2,250,000 for Frank J. Fertitta III, $1,740,000 for Lorenzo J. Fertitta, $1,200,000 for Mr. Warner, $1,020,000 for Mr. Christenson and $960,000 for Mr. Nielson. In anticipation of the Merger, the Governance and Compensation Committee determined that the 2007 annual base salaries for the Named Executive Officers would remain the same as the salaries paid to such Named Executive Officers in 2006.

Senior Executive Annual Bonus Plan

The Senior Executive Annual Bonus Plan was approved by the Company’s stockholders in 2004 to provide participating executive officers incentive compensation, through additional cash or equity, for their significant contributions toward improved profitability and growth of the Company as determined by the achievement of pre-established performance goals. The Senior Executive Annual Bonus Plan is designed to ensure that annual incentive awards paid to participating executive officers will be fully taxable as performance-based compensation, as defined by the regulations under Section 162(m) of the Internal Revenue Code of 1986, as amended. Each year, the Governance and Compensation Committee approves which executive officers will participate in the Senior Executive Annual Bonus Plan prior to, or at the time of, the establishment of the Company’s performance goals for the year. In 2006, each of the Named Executive Officers was a participant in the Senior Executive Annual Bonus Plan.

The purpose of the Senior Executive Annual Bonus Plan is to focus each executive on the attainment of financial objectives that the Governance and Compensation Committee believes are primary determinants of the Company’s share price over time. Each year specific goals based on objectives contained in the Senior Executive Annual Bonus Plan are approved by the Governance Compensation Committee. For 2006, a specific goal based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) are approved by the Governance and Compensation Committee under the Senior Executive Annual Bonus Plan. The amount of the target award is determined by comparison of actual EBITDA versus the Company’s EBITDA goal. The actual award may vary from zero to 233% of each Named Executive Officer’s base salary. The Governance and Compensation Committee has retained the ability to award a discretionary bonus.

For 2006, the Governance and Compensation Committee set an EBITDA goal of $545 million to $565 million for the Named Executive Officers. If this goal was reached, the Chief Executive Officer would have received a target bonus of 200% of his base salary, Lorenzo J. Fertitta would have received 150% of his base salary and the other Named Executive Officers would have received 100% of their base salary. For the year ended December 31, 2006, the EBITDA goal set by the Governance and Compensation Committee was not reached, and as a result, the Named Executive Officers did not receive their target bonuses as described above.

Each Named Executive Officer did receive a bonus which was 50% of his target bonus described above; these bonus awards were established by the Governance and Compensation Committee based on a review of each Named Executive Officer’s individual performance and other factors, including the Company’s performance and assessments of the individual executive’s contribution to the success of the Company during 2006. The Governance and Compensation Committee also targeted total cash compensation paid to the Company’s executives to compensation for similar positions in the Peer Companies, with the Company’s total cash compensation being at or near the high end of the range. See the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table” set forth herein for additional details regarding the bonus amounts earned in 2006.

In anticipation of the Merger, the Governance and Compensation Committee determined that the 2007 target bonuses for the Named Executive Officers will remain the same as the target bonuses set for such Named Executive Officers in 2006.

Long-Term Incentives

The Company has provided stock-based incentives to its executives since its inception. The Governance and Compensation Committee attempts to pay a considerable portion of such executives’ total compensation in stock in order to give the executives a long-term stake in the business and to align executives’ interests with those of the Company’s stockholders. These grants of stock options and restricted stock awards align the executive’s interests with the stockholder’s interests as the size of the executive’s reward is dependent on the Company’s stock performance. Grants made to the Company’s executives are based on the grant values for similar positions among the Peer Companies, with the Company’s grant values being at or near the high end of the range. Awards have generally been granted with either 10% or 20% of the award vesting on each anniversary from the date of grant until fully vested.

For retention purposes, 2006 long-term equity grants to Named Executive Officers were all in the form of restricted stock awards which vest at a rate of 10% per year over a ten-year period. The grant award structure was proposed by senior management and approved by the Governance and Compensation Committee. The size of the 2006 restricted stock awards to our Named Executive Officers was determined in accordance with the Company’s compensation philosophy and objectives, as well as the practices of our Peer Companies. The Named Executive Officers received quarterly dividends during 2006 on their unvested restricted stock awards on the same basis as all stockholders of the Company and as all other employees holding unvested restricted stock awards.

Long-Term Stay-On Performance Incentive Plan

The Company has also entered into long-term incentive agreements with certain Named Executive Officers, which are intended to assist the Company in attracting, retaining and motivating these Named Executive Officers through the use of compensation that rewards long-term performance. The Company provides executive officers with long-term cash-based incentive awards in order to promote our long-term objectives and motivate eligible employees to achieve critical operating and financial objectives and to produce positive returns for our stockholders, as well as our retention objectives.

Lorenzo J. Fertitta entered into a Long-Term Stay-On Performance Incentive Agreement dated March 15, 2002, whereby the Company will pay him $1.0 million in cash in three equal installments on each of July 31, 2004, July 31, 2007 and July 31, 2010, provided that he will have been continuously employed with the Company through those respective dates. Pursuant to his employment agreement, upon a Change in Control (as defined in his employment agreement), Lorenzo J. Fertitta would become immediately vested and paid all amounts remaining under his Long-Term Stay-On Performance Incentive Agreement. Mr. Warner entered into a Long-Term Stay-On Performance Incentive Agreement dated April 1, 2002, whereby the Company will pay him $250,000 in cash on each of April 1, 2003, 2005, 2007 and 2009, provided that he will have been continuously employed with the Company through those respective dates.

Perquisites and Other Personal Benefits

We provide each of our Named Executive Officers with perquisites and other personal benefits such as access to the Company’s airplane, club memberships, tax planning advice, retirement benefits and life and disability insurance. In addition, Frank J. Fertitta III and Lorenzo J. Fertitta were provided with personal security services. When determining which perquisites and other personal benefits to provide to our Named Executive Officers, the Governance and Compensation Committee takes into account the levels of salary and other compensation given to the Chief Executive Officer and other Named Executive Officers and the value of such benefits given to such officers in past years. The Governance and Compensation Committee does not view perquisites as a significant element of our comprehensive compensation structure; however, we believe that they can serve, along with other forms of compensation, to attract and retain talented individuals.

We offer a number of health and welfare and retirement programs to all eligible employees. All of our Named Executive Officers are eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. The Named Executive Officers also receive group health insurance coverage through the Company’s Exec-U-Care Medical Plan, while under the Company’s group life insurance program, they are eligible for supplemental life insurance in the following amounts: not less than $70 million aggregate coverage for Frank J. Fertitta III, $35 million for Lorenzo J. Fertitta, $4 million for Mr. Warner, $7.5 million for Mr. Christenson and $7.5 million for Mr. Nielson.

In addition to the standard group long-term disability benefit, each Named Executive Officer is eligible to participate in the Special Long-Term Disability Plan, which is a Company-paid individual long-term disability insurance policy paying an additional monthly benefit equal to a combined monthly benefit amount of 66% of the average of base salary plus bonus for the two plan years immediately preceding (but not including) the plan year in which the participant’s employment is terminated due to disability divided by twelve; provided, however, that the monthly benefit will be reduced by any benefit the participant receives from all other disability plans sponsored by the Company, if any. Benefits begin on the first day of the second month succeeding the month in which the participant’s termination of employment due to disability occurs. The Governance and Compensation Committee of the Board of Directors chooses those individuals that are eligible to participate in the plan from key executives nominated by the Chief Executive Officer. As of December 31, 2006, Messrs. Christenson, Warner and Nielson were participants in the plan. The Governance and Compensation Committee may, in its sole discretion, terminate the participation of any participant prior to the disability of such participant.

During 2006, Frank J. Fertitta III and Lorenzo J. Fertitta were eligible to participate in the Supplemental Executive Retirement Plan (the “SERP”), while the other Named Executive Officers were eligible to participate in the Supplemental Management Retirement Plan (the “SMRP”). Each Named Executive Officer was also eligible to participate in the Deferred Compensation Plan For Executives (the “DCPE”) and the Deferred Compensation Plan For Management (the “DCPM”). These plans are described in more detail elsewhere in this Amendment No. 1 on Form 10-K/A.

Tax and Accounting Considerations

The Company takes into consideration tax and accounting implications in the design of its compensation programs. In the selection of long-term incentives, the Governance and Compensation Committee reviews the projected expense amounts and expense timing associated with alternative types of awards. The Company also calculates and monitors the SFAS 123R accounting expense related to equity-based compensation. To date, the SFAS 123R expense has not been a significant factor in setting or changing equity compensation grant practices except insofar as the general parity of treatment of restricted stock awards and stock options under SFAS 123R was a consideration in the Company’s decision to grant restricted stock awards in lieu of stock options.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), prevents publicly traded companies from receiving a tax deduction on compensation paid to the Named Executive Officers in excess of $1 million in any taxable year, effective for compensation paid after 1993. The Governance and Compensation Committee believes that there is approximately $25.8 million of non-deductible compensation in respect of its Named Executive Officers in 2006. While the Governance and Compensation Committee is mindful of the provisions of Section 162(m), the Governance and Compensation Committee has the discretion to grant non-deductible compensation to Named Executive Officers, depending upon the circumstances. The Governance and Compensation Committee believes that in certain circumstances, achieving our compensation objectives set forth above might be more important than the benefit of tax deductibility under Section 162(m).

Stock Ownership Guidelines

The Board of Directors has not adopted specific stock ownership guidelines for our Named Executive Officers or Board members. We will continue to periodically re-evaluate whether it would be appropriate for us to implement stock ownership requirements for our Named Executive Officers and Board members.

Employment Agreements

We have maintained employment agreements with each of our Named Executive Officers for many years. These employment agreements contain provisions that we consider appropriate for executives at the respective level while providing the Company with the necessary protections. The employment agreements are described in more detail in the sections entitled “Summary Compensation Table—Discussion of Summary Compensation Table and Grants of Plan-Based Awards” and “Potential Payments Upon Change of Control or Termination of Employment” below.

As described further in “Summary Compensation Table—Discussion of Summary Compensation Table and Grants of Plan-Based Awards,” below, on March 29, 2007, the Company and Mr. Christenson entered into a Separation Agreement and General Release with the Company, pursuant to which Mr. Christenson’s employment with the Company terminated effective March 30, 2007.

REPORT OF THE GOVERNANCE AND COMPENSATION COMMITTEE

We have reviewed and discussed the forgoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.

Respectfully Submitted,
Lowell H. Lebermann, Jr., Chairman
James E. Nave, D.V.M.
Lee S. Isgur
Robert E. Lewis

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid or accrued by the Company to the Named Executive Officers, for services rendered to the Company in all capacities during the year ended December 31, 2006.

Name and Principal Position	Year	Salary ($) (a)	Bonus ($)	Stock Awards ($) (b)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (c)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (d)	All Other Compensation ($) (e)	Total ($)
Frank J. Fertitta III	2006	2,156,250	—	4,931,019	519,050	2,250,000	1,199,223	936,571	11,992,113
Chairman of the Board and Chief Executive Officer
Glenn C. Christenson (f)	2006	977,500	—	1,780,428	161,117	510,000	579,344	97,565	4,105,954
Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer
Lorenzo J. Fertitta	2006	1,667,500	—	4,282,902	500,713	1,305,000	426,649	162,832	8,345,596
Vice Chairman of the Board and President
William W. Warner	2006	1,150,000	—	2,580,048	405,665	600,000	242,603	132,948	5,111,264
Executive Vice President and Chief Operating Officer
Scott M Nielson	2006	920,000	—	1,702,261	119,312	480,000	362,600	160,571	3,744,744
Executive Vice President and Chief Development Officer

(a)              Amounts shown are the salary amounts earned without consideration as to the year of payment.  See the Nonqualified Deferred Compensation table for amounts included in this column that were deferred under the Company's Deferred Compensation Plan.

(b)              The value reported for Stock Awards and Option Awards for each Named Executive Officer is the aggregate cost recognized in the Company's financial statements for such awards for the year ended December 31, 2006, including awards granted in prior years.  The expense for awards made during 2006 are determined in accordance with SFAS 123R, disregarding adjustments for forfeiture assumptions, and the costs for awards made prior to 2006 are determined in accordance with the modified prospective transition method under SFAS 123R.  All of the restricted stock awards granted in 2006 vest in equal installments over ten years from the date of grant.  The assumptions for making the valuation determinations are included in footnote 11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.  If the Merger Agreement described in Item 13 is consummated, all outstanding stock options and unvested restricted stock awards under the 2005 Plan and Prior Plans will become immediately vested and all related unrecognized compensation cost will be recognized during the period in which the Merger is consummated.

(c)               Non-Equity Incentive Plan Compensation amounts for 2006 were determined in January 2007 by the Governance and Compensation Committee based on achieving predetermined goals.  Amounts shown are the bonus amounts earned without consideration as to the year of payment.  See the Nonqualified Deferred Compensation table for amounts included in this column that were deferred under the Company's Deferred Compensation Plan.

(d)              Amounts reflect increases in actuarial values of benefits accrued under defined benefit plans, which are calculated by determining the difference between the aggregate value of benefits accrued under all defined benefit plans as of December 31, 2005 and December 31, 2006, the relevant measurement dates used for the related SERP and SMRP.  The amounts set forth in this column relate only to the above mentioned benefit accruals as there are no above-market or preferential earnings on deferred compensation accounts.

(e)              All Other Compensation consists of the following:

Perquisites								Other (i)
Executive Security ($) (ii)	Life Insurance ($)	Supplemental Long-Term Disability ($)	Exec-U-Care Medical Plan ($)	Personal Use of Company Aircraft ($) (iii)	Tax Services ($)	Club Membership & Dues ($)	Fitness Training ($)	Deferred Compensation Plan ($)	401(k) Plan ($)	Total ($)

Frank J. Fertitta III	571,447	216,890	—	40,690	107,544	—	—	—	—	—	936,571
Glenn C. Christenson	—	21,305	30,645	12,725	—	25,850	7,040	—	—	—	97,565
Lorenzo J. Fertitta	76,270	28,860	—	49,526	8,176	—	—	—	—	—	162,832
William W. Warner	—	5,760	8,250	3,998	—	15,325	8,100	—	87,115	4,400	132,948
Scott M Nielson	—	6,090	19,471	3,563	32,045	16,550	1,320	11,840	69,692	—	160,571

(i)                   Amounts relate to Company matching contributions to the Named Executive Officers' accounts in the Company's Deferred Compensation Plan and qualified 401(k) Plan, respectively.

(ii)                 In 2006, the Company provided personal security services for Frank J. Fertitta III and Lorenzo J. Fertitta and their families.  The decision to provide such personal security services was prompted by the results of an analysis provided by an independent professional consulting firm specializing in executive safety and security.  Based on these results, the Governance and Compensation Committee approved personal security services to be paid by the Company for Frank J. Fertitta III and Lorenzo J. Fertitta and their families. Compensation reported for personal security services represents the aggregate incremental cost incurred by the Company for security personnel and security equipment-related costs.

(iii)               Amount represents the incremental cost to the Company for personal use of the Company aircraft and is calculated based on the average variable operating cost to the Company. Variable operating costs include fuel, landing/ramp fees and other miscellaneous variable costs. The total annual variable costs are divided by the annual number of miles flown by the Company aircraft to derive at an average variable cost per mile. The average variable cost per mile is then multiplied by the miles flown for personal use to derive the incremental cost. Fixed costs that do not change based on usage, such as pilots’ salaries and non-trip hanger related costs are excluded from the calculation.

(f)                On March 29, 2007, the Company and Mr. Christenson entered into a Separation Agreement and General Release, pursuant to which Mr. Christenson's employment with the Company terminated effective March 30, 2007.

GRANTS OF PLAN-BASED AWARDS IN 2006

The following table sets forth information regarding each grant of stock awards to each Named Executive Officer in the year ended December 31, 2006 as well as estimated future payouts related to the Senior Executive Annual Bonus Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#) (b)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Frank J. Fertitta III	1/13/2006	—	—	—	—	—	—	325,000	—	—	22,002,500
		—	4,500,000	5,242,500	—	—	—	—	—	—	—
Glenn C. Christenson	1/13/2006	—	—	—	—	—	—	125,000	—	—	8,462,500
		—	1,020,000	2,376,600	—	—	—	—	—	—	—
Lorenzo J. Fertitta	1/13/2006	—	—	—	—	—	—	325,000	—	—	22,002,500
		—	2,610,000	4,054,200	—	—	—	—	—	—	—
William W. Warner	1/13/2006	—	—	—	—	—	—	200,000	—	—	13,540,000
		—	1,200,000	2,796,000	—	—	—	—	—	—	—
Scott M Nielson	1/13/2006	—	—	—	—	—	—	125,000	—	—	8,462,500
		—	960,000	2,236,800	—	—	—	—	—	—	—

(a)                 Represents potential target and maximum compensation for 2006 as described in "Compensation Discussion and Analysis—Senior Executive Annual Bonus".  Amounts actually earned for 2006 are included in the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.  There is no threshold compensation for 2006.

(b)                The restricted stock awards vest in equal annual installments over ten years from the date of grant.  Dividends are payable in cash to the Named Executive Officers when declared on restricted stock in the same manner and to the same extent as dividends are payable on other shares of the Company’s common stock.  If the Merger Agreement described in Item 13 is consummated, all restricted stock awards outstanding will immediately vest as of closing.

Discussion of Summary Compensation Table and Grant of Plan-Based Awards Table

Employment Agreements

As described in the “Compensation Discussion & Analysis” section above, the annual base salary for each Named Executive Officer is set forth in his employment agreement with the Company, and is reviewed on an annual basis and is subject to adjustment (for increase but not for decrease) based on an evaluation of the executive’s performance in conjunction with a review of compensation received by individuals holding similar positions at the Peer Companies. Actual base salary amounts, stock awards, option awards, cash bonus awards and other compensation for 2006 were determined by the Governance and Compensation Committee, subject to certain limitations. The base salaries, stock awards, option awards, cash bonus awards and other compensation that were awarded to each Named Executive Officer in 2006 are detailed in the above tables. For a more detailed discussion of how actual base salaries, cash bonus awards, stock awards, option awards and other compensation amounts are determined, as well as the performance-based conditions, vesting schedule, and dividends pertaining to such compensation, see “Compensation Discussion and Analysis—Elements of Compensation.” A description of the material terms of the Named Executive Officers’ Employment Agreements is set forth below.

The Company entered into employment agreements dated as of May 20, 2003 with Frank J. Fertitta III, Lorenzo J. Fertitta, Glenn C. Christenson, William W. Warner and Scott M Nielson (the

“Employment Agreements”). The Company entered into First Amendments to Employment Agreements with Messrs. Christenson and Nielson, effective as of July 13, 2004, which expands the scope of their non-competition obligations thereunder. In addition, the Company also entered into First Amendments to Employment Agreements with Frank J. Fertitta III and Lorenzo J. Fertitta, effective as of January 21, 2005, which provide for a lump-sum payment to each of them under the SERP in the event of a Change in Control (as defined in their respective Employment Agreements). See the section entitled “Discussion of Pension Benefits Table—Supplemental Executive Retirement Plan” for additional information regarding the SERP.

Pursuant to the terms of the Employment Agreements, Frank J. Fertitta III has agreed to serve as the Chief Executive Officer of the Company and Chairman of the Board, Lorenzo J. Fertitta has agreed to serve as President of the Company and Vice Chairman of the Board, Mr. Warner has agreed to serve as Executive Vice President and Chief Operating Officer of the Company, Mr. Christenson has agreed to serve as the Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer of the Company and Mr. Nielson has agreed to serve as Executive Vice President and Chief Development Officer of the Company. All of the Employment Agreements terminate on May 20, 2008, but are subject to automatic 5-year extensions unless the Company or the Named Executive Officer who is party thereto gives notice at least one year prior to the end of the then-current term or unless the Employment Agreement is otherwise terminated pursuant to the terms of such agreement. The Employment Agreements provide that the Named Executive Officers shall devote reasonable time and attention to the business and affairs of the Company. Frank J. Fertitta III and Lorenzo J. Fertitta’s Employment Agreements do not prohibit them from engaging in any business or assisting any other entity in competition with the Company during the term of their employment or at any time thereafter.

Each Employment Agreement provides for a base salary (to be reviewed annually for increase but not decrease), an annual cash bonus in an amount determined based on achievement of predetermined goals set by the Governance and Compensation Committee, and the inclusion of the Named Executive Officer in all benefit plans and programs of the Company made available to the Company’s Named Executive Officers or salaried employees generally. The base salaries for the Named Executive Officers under their respective Employment Agreements effective April 1, 2006 are detailed in the “Compensation Discussion and Analysis” section.

The Employment Agreements also provide that the Named Executive Officers are entitled to certain other benefits and perquisites in addition to those made available to Company management generally. These other benefits include participation in the SERP in the case of Frank J. Fertitta III and Lorenzo J. Fertitta, and participation in the SMRP in the case of Messrs. Christenson, Warner and Nielson, participation in the Company’s Special Long-Term Disability Plan, group health insurance coverage through the Company’s Exec-U-Care Medical Plan and supplemental life insurance. Lorenzo J. Fertitta and Mr. Warner also participate in the Company’s Long-Term Stay-On Performance Incentive Plan.

For a discussion of the benefits to be paid to the Named Executive Officers upon termination of their Employment Agreements, please see the section entitled “Potential Payments Upon Termination of Employment or Change of Control”, below.

Separation Agreement and Release with Mr. Christenson

On March 29, 2007, the Company and Mr. Christenson entered into a Separation Agreement and General Release (the “Separation Agreement”), pursuant to which Mr. Christenson’s employment with the Company terminated effective March 30, 2007. Under the terms of the Separation Agreement, the Company shall provide Mr. Christenson with one month of base pay in the amount of $85,000, accrued vacation pay in the amount of $98,077 and, subject to certain terms and conditions contained therein, continued group medical and dental insurance coverages for Mr. Christenson and his dependents until he reaches age 62.

The Separation Agreement also provides that all vested Company stock options held by Mr. Christenson as of the termination of his employment shall remain fully exercisable until the earlier of the closing date (the “Merger Closing Date”) of the transaction contemplated by the Merger Agreement dated February 23, 2007 between the Company and Fertitta Colony Partners LLC (the “Merger Agreement”) and the expiration of Mr. Christenson’s term of engagement under the Consulting Agreement entered into between Mr. Christenson and the Company which is described below. In addition, all Company restricted stock held by Mr. Christenson shall continue to vest in accordance with the terms of the applicable awards until the earlier of the Merger Closing Date and the expiration of Mr. Christenson’s term of engagement under the Consulting Agreement. The Separation Agreement also provides that if the Merger Agreement is terminated in certain circumstances, the provisions of the Separation Agreement and the Consulting Agreement shall terminate, and Mr. Christenson’s Employment Agreement shall be restored as if his employment with the Company had not been terminated.

In addition to the benefits described above, the Separation Agreement provides for a release by Mr. Christenson of any claims against the Company and its affiliates and subsidiaries, and each of their agents, employees, managers, representatives, officers, directors, advisors, successors and assigns, relating to his employment with the Company or the termination of his employment with the Company.

In connection with the Separation Agreement, on March 29, 2007, the Company and Mr. Christenson entered into a Consulting Agreement, pursuant to which Mr. Christenson agreed to provide consulting services to the Company until the earlier of the Merger Closing Date and March 31, 2009, unless the Consulting Agreement is otherwise terminated pursuant to the terms thereof. The Consulting Agreement provides that the Company shall pay Mr. Christenson a consulting fee of $20,000 during his term of engagement thereunder.

2005 Stock Compensation Plan

In May 2005, the stockholders approved and the Company adopted the 2005 Stock Compensation Plan (the “2005 Plan”) which provides for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards (collectively, the “Awards”). Individuals eligible to receive Awards under the 2005 Plan include employees, directors and independent contractors of the Company and its subsidiaries and other entities controlled by the Company. However, incentive stock options may be granted only to an employee of the Company or a subsidiary of the Company. Upon adoption of the 2005 Plan, no additional grants of awards will be made under the following plans of the Company (the “Prior Plans”): (i) the Incentive Stock Option Plan, (ii) the Compensatory Stock Option Plan, (iii) the Restricted Share Plan, (iv) the Non-employee Director Stock Option Plan, (v) the 1999 Compensatory Stock Option Plan and (vi) the 1999 Share Plan.

Under the 2005 Plan the maximum number of shares of common stock that will be available for the grants of Awards is 3,829,671, which includes 3,000,000 new shares and 829,671 shares that were available for awards under the Prior Plans. The number of shares otherwise available for the grant of Awards under the 2005 Plan will be increased by the number of shares subject to awards granted under any of the Prior Plans that are currently outstanding which are cancelled, terminated, or forfeited or expire after the effective date of the 2005 Plan. Each share subject to an award of restricted stock, restricted stock unit or other stock award shall reduce the shares available for grant by 1.9 shares. Options are granted at the closing market price on the date of grant. The plan provides for a variety of vesting schedules, including immediate, 20% per year for five years, 10% per year for ten years, and a cliff vest at the vesting date, to be determined at the time of grant. Generally, all options expire ten years from the date of grant. The 2005 Plan will terminate ten years from the date of adoption or extension, unless terminated earlier by the

Board of Directors, and no options or restricted shares may be granted under the 2005 Plan after such date.

In 2006, the Named Executive Officers received restricted stock awards pursuant to the 2005 Plan described above. The number of restricted stock awards that were granted to each Named Executive Officer are detailed in the Grants of Plan-Based Awards table. The material terms of the 2005 Plan related to recipients, grant timing, number of options, option price and duration are determined by the Governance and Compensation Committee, subject to certain limitations. Grants to Named Executive Officers during 2006 were all in the form of restricted stock awards which vests at a rate of 10% per year over a ten-year period. The Named Executive Officers received quarterly dividends during 2006 on their unvested restricted stock awards on the same basis as all stockholders of the Company and as all other employees holding unvested restricted stock awards. For a more detailed discussion of how equity grants are determined and a description of the performance-based conditions that such equity grants are subject to, see “Compensation Discussion & Analysis—Elements of Compensation—Long-Term Incentives.”

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006(a)

The following table sets forth information concerning all unexercised stock options outstanding and unvested restricted stock awards for the Named Executive Officers as of December 31, 2006.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or units of Stock That Have Not Vested ($) (b)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Frank J. Fertitta III	159,500	—		—	13.33	7/15/2012	—		—	—	—
	45,000	—		—	14.67	7/15/2012	—		—	—	—
	199,400	—		—	14.00	3/14/2011	—		—	—	—
	260,000	—		—	8.60	12/13/2011	—		—	—	—
	—	—		—	—	—	67,500	(c)	5,512,725	—	—
	—	—		—	—	—	112,500	(d)	9,187,875	—	—
	—	—		—	—	—	21,378	(e)	1,745,941	—	—
	—	—		—	—	—	22,488	(f)	1,836,595	—	—
	—	—		—	—	—	240,000	(g)	19,600,800	—	—
	—	—		—	—	—	325,000	(h)	26,542,750	—	—
Glenn C. Christenson	30,000	—		—	14.00	3/14/2011	—		—	—	—
	80,000	—		—	8.60	12/13/2011	—		—	—	—
	—	—		—	—	—	22,500	(c)	1,837,575	—	—
	—	—		—	—	—	37,500	(d)	3,062,625	—	—
	—	—		—	—	—	8,612	(e)	703,342	—	—
	—	—		—	—	—	4,503	(f)	367,760	—	—
	—	—		—	—	—	80,000	(g)	6,533,600	—	—
	—	—		—	—	—	125,000	(h)	10,208,750	—	—
Lorenzo J. Fertitta	341,400	—		—	13.50	7/24/2010	—		—	—	—
	60,000	—		—	14.00	3/14/2011	—		—	—	—
	260,000	—		—	8.60	12/13/2011	—		—	—	—
	—	—		—	—	—	75,000	(d)	6,125,250	—	—
	—	—		—	—	—	16,000	(e)	1,306,720	—	—
	—	—		—	—	—	11,657	(f)	952,027	—	—
	—	—		—	—	—	240,000	(g)	19,600,800	—	—
	—	—		—	—	—	325,000	(h)	26,542,750	—	—
William W. Warner	20,000	—		—	14.00	3/14/2011	—		—	—	—
	30,000	—		—	8.60	12/13/2011	—		—	—	—
	40,000	40,000	(i)	—	13.90	3/14/2012	—		—	—	—
	—	—		—	—	—	50,000	(i)	4,083,500	—	—
	—	—		—	—	—	7,744	(e)	632,452	—	—
	—	—		—	—	—	4,050	(f)	330,764	—	—
	—	—		—	—	—	160,000	(g)	13,067,200	—	—
	—	—		—	—	—	200,000	(h)	16,334,000	—	—
Scott M Nielson	17,207	—		—	15.29	12/7/2009	—		—	—	—
	50,000	—		—	14.00	3/14/2011	—		—	—	—
	150,000	—		—	8.60	12/13/2011	—		—	—	—
	—	—		—	—	—	18,000	(c)	1,470,060	—	—
	—	—		—	—	—	25,000	(d)	2,041,750	—	—
	—	—		—	—	—	7,744	(e)	632,452	—	—
	—	—		—	—	—	3,855	(f)	314,838	—	—
	—	—		—	—	—	80,000	(g)	6,533,600	—	—
	—	—		—	—	—	125,000	(h)	10,208,750	—	—

(a)                 If the Merger Agreement described in Item 13 is consummated, all outstanding stock options and unvested restricted stock awards will become vested as of closing.

(b)                Market value is calculated using the closing market price of our common stock on December 29, 2006 which was $81.67.

(c)                 Restricted stock awards vest in equal increments over the next three years on December 7.

(d)                Restricted stock awards vest in equal increments over the next five years on March 14.

(e)                 Restricted stock awards vest in equal increments over the next two years on December 19.

(f)                  Restricted stock awards vest in equal increments over the next three years on January 28.

(g)                 Restricted stock awards vest in equal increments over the next eight years on July 13.

(h)                Restricted stock awards vest in equal increments over the next ten years on January 13.

(i)                   Options and restricted stock awards vested on March 14, 2007.

OPTION EXERCISES AND STOCK VESTED DURING 2006

The following table sets forth information concerning the value realized from the exercise of options and the vesting of restricted stock for the Named Executive Officers for the year ended December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (a)	Value Realized on Exercise ($) (b)	Number of Shares Acquired on Vesting (#) (c)	Value Realized on Vesting ($) (d)
Frank J. Fertitta III	—	—	123,185	9,215,287
Glenn C. Christenson	—	—	45,806	3,470,647
Lorenzo J. Fertitta	—	—	86,885	6,375,173
William W. Warner	30,000	1,783,443	35,222	2,507,862
Scott M Nielson	—	—	41,157	3,117,181

(a)           Represents stock options exercised during 2006.

(b)          Represents the difference between the exercise price and the closing market price of the Company's common stock on the date of exercise multiplied by the number of stock options exercised.

(c)           Represents restricted stock awards that vested during 2006.

(d)          The value realized is the closing market price of our common stock on the date of vesting multiplied by the number of shares vested.

PENSION BENEFITS AT DECEMBER 31, 2006

The following table provides information as of December 31, 2006 with respect to the Supplemental Executive Retirement Plan (the “SERP”) and the Supplemental Management Retirement Plan (the “SMRP”) for each of the Named Executive Officers.

Name	Plan Name (a)	Number of Years Credited Service (#) (b)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Frank J. Fertitta III	SERP	12	5,942,311	—
Glenn C. Christenson	SMRP	12	4,141,370	—
Lorenzo J. Fertitta	SERP	6	1,550,556	—
William W. Warner	SMRP	11	890,324	—
Scott M Nielson	SMRP	12	1,573,605	—

(a)           The Company adopted the SERP, effective November 30, 1994 and as amended on January 21, 2005, with the Chief Executive Officer and the President as the sole participants. The remaining Named Executive Officers are participants in the SMRP which was also effective November 30, 1994.

(b)          Number of years of credited service is calculated from the later of the adoption of the SERP and SMRP or the date the Named Executive Officer became a participant in the SERP or SMRP, as applicable, and does not reflect the Named Executive Officers' actual years of service with the Company.

Discussion of Pension Benefits Table

Defined Benefit Plans

The Company maintains two defined benefit plans for its Named Executive Officers: the SERP, in which Frank J. Fertitta III and Lorenzo J. Fertitta were participants during 2006, and the SMRP, in which the other Named Executive Officers were participants during 2006.

Supplemental Executive Retirement Plan

Effective as of November 30, 1994, the Company adopted the SERP, which is a defined benefit plan. On January 21, 2005, the Company amended the SERP to (i) increase the Early Retirement Date (as defined in the SERP) for participants from age 45 to age 50, (ii) increase the Normal Retirement Date (as defined in the SERP) for participants from age 55 to age 60, (iii) add the President of the Company as a participant, and (iv) include the average annual bonus (in addition to base salary) earned by participants for the three most recent fiscal years in determining Final Annual Compensation (as defined in the SERP).

Table I below sets forth the total benefits payable to the Chief Executive Officer and the President as the sole participants in the SERP (each, a “SERP Participant”). Amounts shown in Table I represent the annual benefits to which each SERP Participant is entitled under the SERP.

TABLE I*

Remuneration ($)	At Least 60 Years Old and 10 or More Years of Service
2,500,000	1,250,000
2,750,000	1,375,000
3,000,000	1,500,000
3,250,000	1,625,000
3,500,000	1,750,000
3,750,000	1,875,000
4,000,000	2,000,000
4,250,000	2,125,000

*                    Assumes normal retirement, which means retirement at age 60.

Subject to the limitations set forth below, the SERP provides a monthly supplemental retirement benefit (the “SERP SRB”), in addition to any other qualified or non-qualified retirement plan of the Company, equal to one-twelfth of the product of (a) 50% and (b) the average monthly regular base salary paid to the SERP Participant for the 36 months immediately preceding (but not including) the month in which the SERP Participant’s retirement or other termination of employment occurred, multiplied by 12), as determined under the SERP, as amended; provided, however, that the average annual bonus shall be limited to a maximum amount equal to 100% of the product of (i) the average monthly regular base salary paid to the SERP Participant for the 36 months immediately preceding (but not including) the month in which the SERP Participant’s retirement or other termination of employment occurred), multiplied by (ii) twelve. Amounts shown in Table I represent the annual benefits to which each SERP Participant is entitled under the SERP, as amended, which amounts are then reduced by monthly benefits payable under all qualified and non-qualified defined benefit retirement plans of the Company. The amounts listed in Table I are not currently subject to any deductions for social security because the Company currently has no other defined benefit plans. Each SERP Participant will become vested in accrued SERP SRBs upon the later of (a) the attainment of age 50 and (b) the completion of ten years of service after the effective date of the plan, or, if a Change of Control (as defined in the SERP) occurs, the SERP Participants will become fully vested in the SERP SRB. If the Merger Agreement described in Item 13 is consummated, such Merger will not be a Change of Control for purposes of the SERP.

The SERP SRB is payable upon the later of the date on which the SERP Participant attains age 60 or the SERP Participant’s termination of employment. Alternatively, the SERP Participant may elect to commence receiving the SERP SRB upon the later of the date on which the SERP Participant attains age 50 or the SERP Participant’s termination of employment. In the event of such an early retirement election, the SERP SRB shall be reduced by 6% of such otherwise payable benefit for each year that the SERP Participant is less than age 60.

The SERP SRB payments will be made for no less than 15 years after the date on which the SERP Participant begins to receive payments; provided, however, that in the event of a Change in Control (as defined in the Employment Agreement of the SERP Participant), the SERP Participant will be entitled to receive, in lieu of any other payments under the SERP, a lump-sum payment of the economic equivalent of the SERP Participant receiving payments under the SERP for a period of 15 years (with such amount determined as if the SERP Participant were immediately eligible for retirement under the SERP without penalty for early retirement). If the SERP Participant dies after he becomes vested and prior to the date on which the SERP Participant begins to receive SERP SRB payments, the Company will pay a survivors benefit to the SERP Participant’s spouse equal to the amount that would have been payable to such spouse if the SERP Participant had commenced receiving the SERP SRB at age 60 in the form of a joint and 50% survivor annuity. The Company has no duty to set aside or invest any amounts under or in respect to the SERP.

Supplemental Management Retirement Plan

Effective November 30, 1994, the Company adopted the SMRP, which is a defined benefit plan. Table II below sets forth the total benefits payable to the Named Executive Officers (other than the Chief Executive Officer and the President) selected by the Governance and Compensation Committee to participate in the SMRP. Amounts shown in Table II represent the annual benefits to which the covered Named Executive Officers are entitled under the SMRP.

TABLE II*

Remuneration ($)	At Least 60 Years Old and 10 or More Years of Service
750,000	300,000
850,000	340,000
950,000	380,000
1,050,000	420,000
1,150,000	460,000
1,250,000	500,000

*                    Assumes normal retirement, which means retirement at age 60.

The SMRP provides a monthly supplemental retirement benefit (the “SMRP SRB”), in addition to any other qualified or non-qualified retirement plan of the Company, equal to one-twelfth of the product of (a) 40% and (b) the Named Executive Officer’s final annual compensation, as determined under the SMRP, which amounts are then reduced by monthly benefits payable under all qualified and non-qualified defined benefit retirement plans of the Company. The amounts shown in Table II are not currently subject to any deductions for social security or other offset amounts because the Company currently has no other defined benefit plans. The Named Executive Officers will become vested in the accrued SMRP SRBs upon the later of (a) the attainment of age 55 and (b) the completion of ten years of service after the effective date of the plan, or, if a Change of Control (as defined in the SMRP) occurs, the Named Executive Officer will become fully vested in the SMRP SRB. If the Merger Agreement described in Item 13 is consummated, such Merger will not be a Change of Control for purposes of the SMRP.

The SMRP SRB is payable upon the later of the date on which the Named Executive Officer attains age 60 or the Named Executive Officer’s termination of employment. Alternatively, the Named Executive Officer may elect to commence receiving the SMRP SRB upon the later of the date on which the Named

Executive Officer attains age 55 or the Named Executive Officer’s termination of employment. In the event of an early retirement election, the SMRP SRB shall be reduced by 6% of such otherwise payable benefit for each year that the Named Executive Officer is younger than age 60.

The SMRP SRB payments will be made for no less than 15 years after the date on which the Named Executive Officer begins to receive payments. If the Named Executive Officer dies after becoming vested and prior to the date on which the Named Executive Officer begins to receive SMRP SRB payments, the Company will pay a survivor’s benefit to the Named Executive Officer’s spouse equal to the amount that would have been payable to such spouse if the Named Executive Officer had commenced receiving the SMRP SRB at age 60 in the form of a joint and 50% survivor annuity. The Company has no duty whatsoever to set aside or invest any amounts under or in respect to the SMRP.

Assumptions Made in Calculating the Present Value of Accumulated Pension Benefits

In order to calculate the present value of accumulated benefits, the following assumptions were made:

Assumed Retirement Age

The assumed retirement age is the normal retirement age defined in the applicable plan (age 60), and the earliest unreduced retirement age, if applicable. Since unreduced benefits are not available prior to age 60 and all Named Executive Officers are under age 60, age 60 was used for all Named Executive Officers.

Discount Rates

The discount rates used in calculating year-end 2006 and 2005 present values are 5.75% and 5.50%, respectively.

Mortality

The assumed mortality is the RP-2000 mortality table for males and females, as developed and approved by the Society of Actuaries, projected for 15 years of mortality improvement with a white collar adjustment. Because pre-retirement decrements are not included in the calculation, the mortality assumption affects only post-retirement present values.

Form of Payment

Consistent with assumptions used for financial statement purposes, 100% of married retirees are assumed to elect unreduced 50% joint and survivor annuity, with 15 years of guaranteed payments. Actual spouse data was used in calculating present values. For unmarried participants, the annuity is a single life annuity with 15 years of guaranteed payments.

Present Values

Present values are calculated using the assumed retirement age, discount rates, mortality table and form of payment assumptions described above; no decrements are assumed prior to retirement. Further, benefits are based on average earnings on the valuation date, without projection. The resulting benefit is prorated for current service as a participant divided by projected service through vesting date.

NONQUALIFIED DEFERRED COMPENSATION IN 2006

Name	Plan (a)	Executive Contributions in Last FY ($) (b)	Company Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Glenn C. Christenson	DCPE	—	—	1,089,393	—	14,071,813
William W. Warner	DCPM	231,346	87,115	54,253	—	743,978
Scott M Nielson	DCPM	69,692	69,692	23,909	—	323,448
Scott M Nielson	DCPE	—	—	682,752	—	9,517,141

(a)           The Company offers both the DCPE and DCPM.  See further discussion on details of the plans below.

(b)          Amounts include salary deferred of $171,346 for Mr. Warner and $45,692 for Mr. Nielson as well as bonuses deferred of $60,000 and $24,000, respectively. Amounts are included in the respective columns as it relates to salary and bonus for the respective Named Executive Officer in the Summary Compensation Table.

(c)           Amounts included in Summary Compensation Table as Other Compensation for the respective Named Executive Officer.

(d)          Amount represents change in market value for investments. None of these amounts included in this column are included in the Summary Compensation Table.

Discussion of Nonqualified Deferred Compensation Table

In addition to the defined benefit plans that it maintains for its executives, the Company also maintains two deferred compensation plans in which the Named Executive Officers were eligible to participate in 2006: the Deferred Compensation Plan For Executives (the “DCPE”), in which Messrs. Christenson and Nielson have balances and the Deferred Compensation Plan For Management (the “DCPM”), which Messrs. Warner and Nielson are contributing to.

The DCPE, in effect as of November 30, 1994, as amended and restated as of September 12, 2001 and as further amended as of December 4, 2002, is a deferred compensation plan for executive officers whose base salaries are a rate in excess of the amount specified in Section 401(a) (17) of the Internal Revenue Code of 1986, as amended (the “Code”), and who are selected for participation by the Governance and Compensation Committee. These executive officers may defer up to 50% of their regular base salary and 100% of any special and/or discretionary bonuses and receive a Company match of up to 5% of any base salary and bonus deferred under the DCPE. If the executive officer is terminated without cause or if a Change of Control (as defined in the DCPE) occurs prior to completion of five years of continuous service, any accrued balance existing under the matching and supplemental accounts becomes fully vested as of the date of such event. If the Merger Agreement described in Item 13 is consummated, such Merger will not be a Change of Control for purposes of the DCPE. Hardship distributions are permitted under the plan in the event of an unforeseeable emergency, and will be limited to the amount shown to be necessary to meet the emergency. An executive officer may specify a date, no earlier than 13 months after the date of such election, on which the vested accrued balances of his accounts under the DCPE will be paid. Absent such election, the vested accrued balances will be paid following the termination of his employment with the Company.

As of January 2005, deferrals were no longer being made into the DCPE as the Named Executive Officers elected to participate in the DCPM instead. As of December 31, 2006, Messrs. Christenson and Nielson were the only Named Executive Officers with balances in the DCPE. The participants’ account balances are invested in various money market funds, stocks (excluding Company common stock), bonds, government securities and mutual funds.

The DCPM, in effect as of November 30, 1994 and amended and restated as of January 1, 2001, is a deferred compensation plan for a select group of management and highly compensated employees who are selected for participation by the Governance and Compensation Committee. Participants may defer up to 90% of their regular base salary and 100% of any special and/or discretionary bonuses and receive a Company match of up to 5% of any base salary and bonus deferred under the DCPM. If the Named Executive Officer is terminated, any accrued balance existing under the matching and supplemental accounts shall be paid to the Named Executive Officer as soon as practicable after such termination. Hardship distributions are permitted under the plan in the event of an unforeseeable emergency, and will be limited to the amount shown to be necessary to meet the emergency. The Named Executive Officers currently participating in the plan are Messrs. Warner and Nielson.

All contributions to the DCPM are invested in multiples of 1% as designated by the participant. A participant may direct his or her contributions into a select group of investment options, one of which is Company common stock, but may only invest up to 20% of his or her account balance in Company common stock.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE OF CONTROL

The following tables set forth the estimated current value of benefits that could be paid to each of our Named Executive Officers upon the occurrence of various termination events. The tables reflect the amounts that would be payable under the various arrangements if the event in question occurred as of December 31, 2006. Actual amounts payable upon a triggering event could differ materially from the amounts reported in the following table.

Frank J. Fertitta III

Executive Benefits and Payments Upon Termination	Retirement ($) (a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control — No Termination ($) (b)	Change in Control — Termination without Cause ($) (b)	Change in Control — Termination by Executive without Good Reason ($) (b) (c)
Salary (d)	—	4,500,000	4,500,000	19,800,000	2,362,500	19,800,000	15,840,000
Bonus	—	2,250,000	2,250,000	2,250,000	2,835,000	2,700,000	2,700,000
Restricted Stock:
Vesting Accelerated (e)	—	64,426,686	64,426,686	64,426,686	64,426,686	64,426,686	64,426,686
Benefits and Perquisites
Post-employment Health Care (f)	—	—	45,000	45,000	—	45,000	45,000
Supplemental Executive Retirement Plan (g)	—	—	—	—	1,852,019	1,852,019	—
Life Insurance (h)	—	70,000,000	—	—	220,000	220,000	—

(a)           Frank J. Fertitta III was not eligible to receive any retirement benefits as of December 31, 2006.

(b)           If the Merger Agreement described in Item 13 is consummated, such Merger will not be a Change in Control of the Company for purposes of Frank J. Fertitta III’s Employment Agreement.

(c)            If the termination by Frank J. Fertitta III without Good Reason (as defined in his Employment Agreement) occurred anytime after the first twelve months following a Change in Control, he would be entitled to a salary of $19.8 million.

(d)          In the event of death or disability, Frank J. Fertitta III or beneficiary would receive his currently month salary for a period of 24 months. Amounts for death or disability represent Frank J. Fertitta III’s monthly salary for the entire 24 month period.

(e)           Amount is representative of the market value of Frank J. Fertitta III’s unvested restricted stock awards which is based on the closing market price of the Company’s stock on December 29, 2006 (the last day of trading for 2006). The vesting of all restricted stock awards will be accelerated upon consummation of the Merger described in Item 13.

(f)             Frank J. Fertitta III is entitled to continuation of benefits for a period of 60 months or a value-equivalent lump-sum payment. Amount is estimated based on prior year annual costs related to the Exec-U-Care program and represents the annual costs.

(g)           The SERP supplemental retirement benefit payments will be made for no less than 15 years after the date on which Frank J. Fertitta III begins to receive payments; provided, however, that in the event of a Change in Control (as defined in his Employment Agreement), Frank J. Fertitta III will be entitled to receive, in lieu of another payments under the SERP, a lump-sum payment of the economic equivalent of the SERP Participant receiving payments under the SERP for a period of 15 years. Amount represents the annual payment to be paid to Frank J. Fertitta III.

(h)          In the event of death a payment of $70.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2006 premiums paid by the Company and represents the annual costs.

Glenn C. Christenson

Executive Benefits and Payments Upon Termination (a)	Retirement ($)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control — No Termination ($) (b)	Change in Control — Termination without Cause ($) (b) (c)	Change in Control — Termination by Executive without Good Reason ($) (b) (d)
Salary (e)	—	—	—	4,896,000	—	4,896,000	4,896,000
Bonus	—	510,000	510,000	510,000	510,000	510,000	510,000
Restricted Stock:
Vesting Accelerated (f)	—	—	—	—	22,713,652	22,713,652	22,713,652
Benefits and Perquisites
Post-employment Health Care (g)	—	—	15,000	15,000	—	15,000	15,000
Supplemental Management Retirement Plan (h)	280,688	—	—	—	—	336,154	336,154
Special Long-Term Disability Plan (i)	—		1,592,250	—	—	—	—
Life Insurance (j)	—	7,500,000	—	—	—	25,000	25,000

(a)           On March 29, 2007, the Company and Mr. Christenson entered into a Separation Agreement and General Release (the “Separation Agreement”), pursuant to which Mr. Christenson’s employment with the Company terminated effective March 30, 2007. The Separation Agreement provides that if the Merger Agreement described in Item 13 is terminated in certain circumstances, the provisions of the Separation Agreement shall terminate, and Mr. Christenson’s Employment Agreement shall be restored as if his employment with the Company had not been terminated. The figures set forth in this table are calculated without regard to the Separation Agreement.

(b)           If the Merger Agreement described in Item 13 is consummated, such Merger will not be a Change in Control of the Company for purposes of Mr. Christenson’s Employment Agreement.

(c)            Benefits are payable if within five years following a Change in Control Mr. Christenson’s employment is terminated by the Company without Cause or by Mr. Christenson for Good Reason (as each term is defined in his Employment Agreement).

(d)          Benefits are payable if Mr. Christenson terminates his employment with Good Reason within 90 days following the first anniversary of a Change in Control.

(e)           In the event of termination after a Change in Control, Mr. Christenson would receive a lump sum payment equal to the greater of (i) three times 160% of his base salary at the time of the Change in Control or (ii) three times 160% of his base salary at the time of termination of his employment.

(f)             Amount is representative of the market value of Mr. Christenson’s unvested restricted stock awards which is based on the closing market price of the Company’s stock on December 29, 2006 (the last day of trading for 2006). The vesting of all restricted stock awards will be accelerated upon consummation of the Merger described in Item 13.

(g)           Mr. Christenson is entitled to continuation of benefits for a period of 36 months or a value-equivalent lump-sum payment. Amount is estimated based on prior year annual costs related to the Exec-U-Care program and represents the annual costs.

(h)          Amount represents reduced annual benefit payable as a 50% joint and survivor annuity with 15 years of guaranteed payments. Mr. Christenson will be eligible for unreduced benefits from the SMRP are age 60. In the case of a Change in Control the amount represents the annual benefit payable as a 50% joint and survivor annuity with 15 years of guaranteed payments beginning at age 60.

(i)              Amount represents 66% of the average base salary and bonus for the two plan years immediately preceding (but not including) the year in which Mr. Christenson’s employment is terminated due to disability. Benefit will be reduced by any benefit Mr. Christenson receives from all other disability plans sponsored by the Company, if any.

(j)              In the event of death a payment of $7.5 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2006 premiums paid by the Company and represents the annual costs.

Lorenzo J. Fertitta

Executive Benefits and Payments Upon Termination	Retirement ($) (a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control — No Termination ($) (b)	Change in Control - Termination by Company without Cause ($) (b) (c)	Change in Control — Termination by Executive without Good Reason ($) (c) (d)
Salary (e)	—	3,480,000	3,480,000	9,918,000	1,827,000	13,224,000	10,579,200
Bonus	—	1,305,000	1,305,000	1,305,000	1,644,300	1,566,000	1,566,000
Restricted Stock:
Vesting Accelerated (f)	—	54,527,547	54,527,547	54,527,547	54,527,547	54,527,547	54,527,547
Benefits and Perquisites
Post-employment Health Care (g)	—	—	50,000	50,000	—	50,000	50,000
Supplemental Executive Retirement Plan (h)	—	—	—	—	1,406,859	1,406,859	—
Special Long-Term Disability Plan	—	—	—	—	—	—	—
Life Insurance (i)	—	35,000,000	—	—	29,000	29,000	29,000
Long-Term Stay-On Performance Incentive Plan	—	—	—	—	666,667	—	—
Gross-Up Payments For Excise Taxes (j)	—	—	—	—	—	23,143,000	23,143,000

(a)           Lorenzo J. Fertitta was not eligible to receive any retirement benefits as of December 31, 2006.

(b)           If the Merger Agreement described in Item 13 is consummated, such Merger will not be a Change in Control of the Company for purposes of Lorenzo J. Fertitta’s Employment Agreement.

(c)            Benefits are payable if at any time subsequent to a Change in Control, Lorenzo J. Fertitta’s employment is terminated by the Company without Cause or by Lorenzo J. Fertitta for Good Reason (as each term is defined in his Employment Agreement).

(d)          If the termination by Lorenzo J. Fertitta without Good Reason occurred anytime after the first twelve months following a Change in Control, Lorenzo J. Fertitta would be entitled to a salary of $13.2 million.

(e)           In the event of death or disability, Lorenzo J. Fertitta or beneficiary would receive his currently month salary for a period of 24 months. Amounts for death or disability represent salary for the entire 24 month period. Disability benefits will be reduced by any benefits Lorenzo J. Fertitta receives from all other disability plans sponsored by the Company, if any.

(f)             Amount is representative of the market value of Lorenzo J. Fertitta’s unvested restricted stock awards which is based on the closing market price of the Company’s stock on December 29, 2006 (the last day of trading for 2006). The vesting of all restricted stock awards will be accelerated upon consummation of the Merger described in Item 13.

(g)           Lorenzo J. Fertitta is entitled to continuation of benefits for a period of 60 months or a value-equivalent lump-sum payment. Amount is estimated based on prior year annual costs related to the Exec-U-Care program and represents the annual costs.

(h)          Amount represents the annual payment to be paid to Lorenzo J. Fertitta. The SERP supplemental retirement benefit payments will be made for no less than 15 years after the date on which Lorenzo J. Fertitta begins to receive payments; provided, however, that in the event of a Change in Control (as defined in his Employment Agreement), Lorenzo J. Fertitta will be entitled to receive, in lieu of another payments under the SERP, a lump-sum payment of the economic equivalent of Lorenzo J. Fertitta receiving payments under the SERP for a period of 15 years.

(i)              In the event of death a payment of $35.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2006 premiums paid by the Company and represents the annual costs.

(j)              Represents an estimate of excise tax pursuant to Section 280G of the Code and the related contractual gross-up based on the value of amounts and benefits payable under each termination scenario.

William W. Warner

Executive Benefits and Payments Upon Termination	Retirement ($) (a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control — No Termination ($) (b)	Change in Control — Termination without Cause ($) (b) (c)	Change in Control — Termination by Executive without Good Reason ($) (b) (d)
Salary (e)	—	—	—	5,760,000	—	5,760,000	5,760,000
Bonus	—	600,000	600,000	600,000	600,000	600,000	600,000
Restricted Stock:
Vesting Accelerated (f)	—	—	—	—	34,447,916	34,447,916	34,447,916
Stock Options:
Vesting Accelerated (g)	—		—	—	2,710,800	2,710,800	2,710,800
Benefits and Perquisites
Post-employment Health Care (h)	—	—	5,000	5,000	—	5,000	5,000
Supplemental Management Retirement Plan (i)	—	—	—	—	—	374,205	374,205
Special Long-Term Disability Plan (j)	—	—	1,122,000	—	—	—	—
Life Insurance (k)	—	4,000,000	—	—	—	7,500	7,500
Long-Term Stay-On Performance Incentive Plan	—	—	—	—	—	500,000	—
Gross-Up Payments For Excise Taxes (l)	—	—	—	—	—	9,424,000	9,424,000

(a)           William Warner was not eligible to receive any retirement benefits as of December 31, 2006.

(b)           If the Merger Agreement described in Item 13 is consummated, such Merger will not be a Change in Control of the Company for purposes of Mr. Warner’s Employment Agreement.

(c)            Benefits are payable if within five years following a Change in Control Mr. Warner’s employment is terminated by the Company without Cause or by Mr. Warner for Good Reason (as each term is defined in his Employment Agreement).

(d)          Benefits are payable if Mr. Warner terminates his employment with Good Reason within 90 days following the first anniversary of a Change in Control.

(e)           In the event of termination after a Change in Control, Mr. Warner would receive a lump sum payment equal to the greater of (i) three times 160% of his base salary at the time of the Change in Control or (ii) three times 160% of his base salary at the time of termination of his employment.

(f)             Amount is representative of the market value of Mr. Warner’s unvested restricted stock awards which is based on the closing market price of the Company’s stock on December 29, 2006 (the last day of trading for 2006). The vesting of all restricted stock awards will be accelerated upon consummation of the Merger described in Item 13.

(g)           Amount is representative of the intrinsic value of unvested stock options which is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. The market value is based on the closing market price of the Company’s stock on December 29, 2006 (the last day of trading for 2006).

(h)          Mr. Warner is entitled to continuation of benefits for a period of 36 months or a value-equivalent lump-sum payment. Amount is estimated based on prior year annual costs related to the Exec-U-Care program and represents the annual costs.

(i)              Amount represents annual benefit payable as a 50% joint and survivor annuity with 15 years of guaranteed payments beginning at age 60.

(j)              Amount represents 66% of the average base salary and bonus for the two plan years immediately preceding (but not including) the year in which Mr. Warner’s employment is terminated due to disability. Benefit will be reduced by any benefit Mr. Warner receives from all other disability plans sponsored by the Company, if any.

(k)           In the event of death a payment of $4.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2006 premiums paid by the Company and represents the annual costs.

(l)              Represents an estimate of excise tax pursuant to Section 280G of the Code and the related contractual gross-up based on the value of amounts and benefits payable under each termination scenario.

Scott M Nielson

Executive Benefits and Payments Upon Termination	Retirement ($) (a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control — No Termination ($)	Change in Control — Termination without Cause ($) (b) (c)	Change in Control — Termination by Executive without Good Reason ($) (b) (d)
Salary (e)	—	—	—	4,608,000	—	4,608,000	4,608,000
Bonus	—	480,000	480,000	480,000	480,000	480,000	480,000
Restricted Stock:
Vesting Accelerated (f)	—	—	—	—	21,201,450	21,201,450	21,201,450
Benefits and Perquisites
Post-employment Health Care (g)	—	—	5,000	5,000	—	5,000	5,000
Supplemental Management Retirement Plan (h)	—	—	—	—	—	309,064	309,064
Special Long-Term Disability Plan (i)	—	—	1,468,500	—	—	—	—
Life Insurance (j)	—	7,500,000	—	—	—	10,000	10,000

(a)           Mr. Nielson was not eligible to receive any retirement benefits as of December 31, 2006.

(b)           If the Merger Agreement described in Item 13 is consummated, such Merger will not be a Change in Control of the Company for purposes of Mr. Nielson’s Employment Agreement.

(c)            Benefits are payable if within five years following a Change in Control Mr. Nielson’s employment is terminated by the Company without Cause or by Mr. Nielson for Good Reason (as each term is defined in his Employment Agreement).

(d)          Benefits are payable if Mr. Nielson terminates his employment with Good Reason within 90 days following the first anniversary of a Change in Control.

(e)           In the event of termination after a Change in Control, Mr. Nielson would receive a lump sum payment equal to the greater of (i) three times 160% of his base salary at the time of the Change in Control or (ii) three times 160% of his base salary at the time of termination of his employment.

(f)             Amount is representative of the market value of Mr. Warner’s unvested restricted stock awards which is based on the closing market price of the Company’s stock on December 29, 2006 (the last day of trading for 2006). The vesting of all restricted stock awards will be accelerated upon consummation of the Merger described in Item 13.

(g)           Mr. Nielson is entitled to continuation of benefits for a period of 36 months or a value-equivalent lump-sum payment. Amount represents annual costs based on prior year costs related to the Exec-U-Care program and represents the annual costs.

(h)          Amount represents annual benefit payable as a 50% joint and survivor annuity with 15 years of guaranteed payments beginning at age 60.

(i)              Amount represents 66% of the average base salary and bonus for the two plan years immediately preceding (but not including) the year in which Mr. Nielson’s employment is terminated due to disability. Benefit will be reduced by any benefit Mr. Nielson receives from all other disability plans sponsored by the Company, if any.

(j)              In the event of death a payment of $7.5 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2006 premiums paid by the Company and represents the annual costs.

Change in Control Events Under The Employment Arrangements

As described in “Compensation Discussion and Analysis—Employment Arrangements”, each of the Company’s Named Executive Officers is party to an Employment Agreement that requires us to make payments and provide benefits to such Named Executive Officer upon the termination of his employment with us under various scenarios. The Employment Agreements do not provide for any additional payments or benefits under a voluntary termination of employment by the Named Executive Officer or involuntary termination by the Company for Cause (as defined in the Employment Agreements). Under those scenarios, the Named Executive Officers are only entitled to their accrued and unpaid obligations, such as salary and unused vacation.

A description of the payments and benefits that we are required to provide to the Named Executive Officers under their Employment Agreements upon various termination events is set forth below. If the Merger Agreement described in Item13 is consummated, such Merger will not be a Change in Control of the Company (as defined in the Employment Agreements) for purposes of the Named Executive Officers’ employment agreements.

“Change in Control” is defined under the Employment Agreements as any event in which:

•       any person, corporation, entity or group (other than certain existing equity holders) is or becomes the beneficial owner, directly or indirectly, of securities representing 50% or more of the combined voting power of the Company’s voting stock (an “Acquisition Event”), or the Company consolidates with or merges into another corporation or entity, or any corporation or entity consolidates with or merges into the Company, with the effect that the beneficial owners of the Company’s voting stock held immediately prior to the consummation of such consolidation or merger cease to beneficially own, directly or indirectly, securities representing 50% or more of the combined voting power of the Company’s voting stock (or if the Company is not the surviving entity, the surviving company’s voting securities) upon the consummation of such consolidation or merger (a “Merger Event”), or

•       the Company sells, conveys, transfers or leases to any person, corporation, entity or group, directly or indirectly, in one transaction or series of related transactions, properties and/or assets that accounted for 75% or more of the earnings (before interest, taxes, depreciation and amortization) of the Company, on a consolidated basis for the four-fiscal quarter period immediately preceding the date of consummation of such transaction (a “Sale Event”); and

•       within thirty-six (36) months following an Acquisition Event, Merger Event or Sale Event, individuals who immediately prior to such Acquisition Event, Merger Event or Sale Event constituted the Company’s Board, together with any new or replacement directors whose election by the Company’s Board, or whose nomination for election by the Company’s stockholders was approved by a vote of at least a majority of the directors then in office who were either directors on the Company’s Board immediately prior to such Acquisition Event, Merger Event or Sale Event (or whose election or nomination for election was previously so approved), cease for any reason to constitute a majority of the directors of the Company’s Board then in office.

Notwithstanding the foregoing, a reincorporation, spin-off, split-off or other reorganization transaction (a “Reorganization Event”), or series of related transactions, in which either the “beneficial owners” of the Company’s voting stock or certain existing equity holders beneficially own securities representing 50% or more of the combined voting power of the Company’s voting stock upon the consummation of such transaction shall not constitute an Acquisition Event, Merger Event or Sale Event. “Beneficial ownership” shall have the same meaning as defined in Rules 13d-3 and 13d-5 under the Exchange Act, except that a Person shall be deemed to have “beneficial ownership” of all shares that any such Person has the right to acquire, whether such right is exercisable immediately or only after the passage of time.

Upon consummation of an Acquisition Event, Merger Event, Sale Event or Reorganization Event, the “Company’s Board” and the “Company’s Stockholders” shall refer to (i) in the case of an Acquisition Event, the Company, (ii) in the case of a Merger Event, the company surviving the merger or consolidation, (iii) in the case of a Sale Event, the transferee of the properties, and/or assets, and (iv) in the case of a Reorganization Event, the entity or entities surviving such Reorganization Event on a consolidated basis.

“Cause” is defined under the Employment Agreements as any event in which the executive officer:

•       has been convicted of any felony;

•       has been found unsuitable to hold a gaming license by a final non-appealable decision of the Nevada Gaming Commission; or

•       in carrying out his duties under the Employment Agreement, has engaged in acts or omissions constituting gross negligence or willful misconduct resulting, in either case, in material economic harm to the Company.

“Good Reason” is defined under the Employment Agreements as the occurrence of one or more of the following events following a Change in Control:

•       the Named Executive Officer is assigned duties or responsibilities that are inconsistent, in any significant respect, with the position of a senior manager;

•       the Named Executive Officer is required to relocate from, or maintain his principal office outside of, Clark County, Nevada;

•       the Named Executive Officer’s base salary is decreased by the Company;

•       the Named Executive Officer is excluded from participation in any employee benefit or short-term incentive plan or program offered to other similarly executives of the Company or his benefits under such plans or programs are materially reduced;

•       the Company fails to pay the Named Executive Officer any deferred payments that have become payable under the DCPE;

•       the Company fails to reimburse the Named Executive Officer for business expenses in accordance with the Company’s policies, procedures or practices;

•       the Company fails to agree to or to actually indemnify the Named Executive Officer for his actions and/or inactions, as either a director or an officer of the Company, in accordance with the Employment Agreement, and/or the Company fails to maintain reasonably sufficient levels of directors’ and officers’ liability insurance coverage for the Named Executive Officer when such insurance is available; or

•       the Company fails to obtain a written agreement from any successor or assign of the Company to assume the obligations under the Employment Agreement upon a Change in Control.

Termination As A Result Of Death Or Disability

In the event that a Named Executive Officer is terminated as a result of his death or Disability, he or his legal representative will receive all salary due to the Named Executive Officer under his Employment Agreement as of the date of his death or Disability, and, in the case of Frank J. Fertitta III and Lorenzo J. Fertitta, his then current salary for 24 months. In addition, each Named Executive Officer will receive any awarded but unpaid annual bonus and a pro-rated bonus for the year of death or Disability, plus, in the event of death, payment of any deferred compensation, and, in the event of Disability, immediate vesting of any deferred compensation or bonuses, and in the case of Frank J. Fertitta III and Lorenzo J. Fertitta, immediate vesting of restricted stock and unvested stock options and continuation of health and welfare benefits for 60 months.

Termination Without Cause Prior To A Change In Control

In the event a Named Executive Officer (other than Frank J. Fertitta III and Lorenzo J. Fertitta) is terminated without Cause, other than due to death or Disability, prior to a Change in Control, the Named Executive Officer will receive a payment equal to three times 160% of such Named Executive Officer’s base salary, a portion of which is conditioned upon the Named Executive Officer not engaging in certain competitive acts for a period of 24 months following the termination of such Named Executive Officer’s employment with the Company. These prohibited competitive acts include diverting any existing business of the Company or any of its affiliates, accepting a position with or rendering any services to any competitor of the Company, retaining any employee of the Company or any of its affiliates, or causing or attempting to cause any employee or prospective employee of the Company or any of its affiliates to (i) terminate such person’s employment, or (ii) accept employment with anyone other than the Company or any of its affiliates. These conditions do not apply to Frank J. Fertitta III or Lorenzo J. Fertitta. In the event of Frank J. Fertitta III’s termination without Cause or for Good Reason (as defined in Frank J. Fertitta III’s Employment Agreement) prior to a Change in Control, he will receive a payment equal to four times 220% of his base salary. If Lorenzo J. Fertitta is terminated without Cause prior to a Change in Control, he will receive a payment equal to three times 190% of his base salary. If any Named Executive Officer (other than Frank J. Fertitta III or Lorenzo J. Fertitta) is terminated without Cause, other than due to death or Disability, prior a Change in Control, he will also receive any bonus awarded but not yet paid, any deferred compensation, 180 days to exercise all vested options, and continuation of health and welfare benefits for 36 months. If the employment of Frank J. Fertitta III or Lorenzo J. Fertitta is terminated without Cause or for Good Reason (in the case of Frank J. Fertitta III only) prior to a Change in Control, he will also receive any bonus awarded but not yet paid, any deferred compensation, continuation of health and welfare benefits for 60 months and immediate vesting of all restricted stock and unvested stock options and the ability to exercise the vested options for the remaining term of such stock options.

Change In Control—No Termination

Immediately upon the occurrence of a Change in Control, the Named Executive Officers will be entitled to immediate vesting of all restricted stock, stock options, phantom stock units and stock appreciation rights and each of Frank J. Fertitta III and Lorenzo J. Fertitta will also be entitled to (i) minimum annual salary increases of at least 5%, (ii) annual bonuses of at least 120% of base salary in the case of Frank J. Fertitta III and 90% of base salary in the case of Lorenzo J. Fertitta, (iii) immediate vesting and payout of all amounts awarded under the long-term stay-on performance incentive agreement (in the case of Lorenzo J. Fertitta only), (iv) a lump-sum payment equal to the economic equivalent of such Named Executive Officer receiving payments under the SERP for a period of fifteen years (with such amount determined as if the Named Executive Officer were immediately eligible for early retirement under the SERP as of the termination date without penalty for early retirement), and (v) continued funding of life insurance policies.

Change In Control—Termination By The Company Without Cause Or By The Named Executive Officer With or Without Good Reason

Additionally, if the employment of any Named Executive Officer (other than Frank J. Fertitta III or Lorenzo J. Fertitta) is terminated following a Change in Control, either by the Company without Cause, by the Named Executive Officer for Good Reason or by the Named Executive Officer without Good Reason within 90 days following the first anniversary of a Change in Control, the Named Executive Officer will be entitled to a payment equal to the greater of three times 160% of his base salary at the time of the Change in Control or at the time of termination, a pro-rata bonus, immediate vesting and payout of all shares or cash awarded under the Long-Term Stay-On Performance Incentive Plan (except in the event of a termination by the Named Executive Officer without Good Reason within 90 days following the first anniversary of a Change in Control), immediate vesting of his supplemental retirement benefits under the SMRP, continued funding of life insurance policies, and continuation of medical insurance for 36 months. In the event that Frank J. Fertitta III or Lorenzo J. Fertitta’s employment is terminated following a Change in Control, either by the Company without Cause, by such Named Executive Officer with Good Reason or by such Named Executive Officer without Good Reason at any time following the first anniversary of a Change in Control, such Named Executive Officer will be entitled to receive, in the case of Frank J. Fertitta III, a payment equal to four times 220% of his base salary, and in the case of Lorenzo J. Fertitta, a payment equal to four times 190% of his base salary, a pro-rata bonus and continuation of medical insurance for 60 months.

Additional Amounts Payable In Respect of Code Section 4999 Excise Tax

If any payment or benefit paid or payable, or received or to be received, by or on behalf of the Named Executive Officer in connection with a Change in Control or the termination of the Named Executive Officer’s employment following a Change in Control, will be subject to the excise tax imposed by Section 4999 of the Code, the Employment Agreements provide that the Company will pay the Named Executive Officer an additional amount such that, after payment by the Named Executive Officer of all taxes, the Executive Officer retains an amount of such additional payment equal to the excise tax imposed on such payments and benefits paid or payable or received or to be received.

DIRECTOR COMPENSATION FOR 2006

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($) (a)	($)	($)	($)	($)	($)
Lowell Lebermann, Jr.(b)	172,504	151,340	—	—	—	—	323,844
James E. Nave(c)	209,004	151,340	—	—	—	—	360,344
Lee S. Isgur(d)	167,004	196,670	—	—	—	—	363,674
Robert E. Lewis(e)	167,004	186,130	—	—	—	—	353,134

(a)           The values reported in the Stock Awards column for each director is the aggregate cost recognized in the Company's financial statements for such awards for the year ended December 31, 2006, including awards granted in prior years. The assumptions for making the valuation determinations are included in footnote 11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.  If the Merger Agreement described in Item 13 is consummated, all stock options under the 2005 Plan and Prior Plans will become vested and all related unrecognized compensation cost will be recognized during the period in which the Merger is consummated. No restricted stock awards were granted to directors in 2006.

(b)           Mr. Lebermann had 22,500 stock options outstanding which are exercisable and 9,000 shares of restricted stock that had not vested as of December 31, 2006.

(c)            Dr. Nave had 30,000 stock options outstanding which are exercisable and 9,000 shares of restricted stock that had not vested as of December 31, 2006.

(d)          Mr. Isgur had 12,000 shares of restricted stock that had not vested as of December 31, 2006.

(e)           Mr. Lewis had 11,500 shares of restricted stock that had not vested as of December 31, 2006.

Discussion of Director Compensation Table

Directors who are not directly or indirectly affiliated with the Company receive a monthly fee of $4,167 and fees of $1,500 for each Board meeting attended, and $1,500 for each committee meeting attended. The committee chairman receives an additional $1,000 for each committee meeting attended. Such directors are granted 7,500 shares of restricted stock upon their nomination to the Board of Directors and are granted an additional 5,000 shares of restricted stock annually. All of the restricted stock grants made to such directors vest equally over five years. During 2006, the annual grant of 5,000 shares of restricted stock did not occur due to the receipt of the merger proposal. All directors are reimbursed for expenses connected with attendance at meetings of the Board of Directors. All directors are eligible to participate in the 2005 Stock Compensation Program. See “Discussion of Summary Compensation Table and Grant of Plan-Based Awards Table—2005 Stock Compensation Program.”

In response to the merger proposal received by the Company on December 2, 2006, the Board of Directors established a special committee of independent directors to review the proposal. The special committee has also been authorized to review any alternative proposals that may be received by Station or the special committee. The Board of Directors appointed Dr. Nave (to serve as Chairman) and Messrs. Isgur, Lebermann and Lewis to serve on the Special Committee. Each special committee member received a one time fee of $60,000 and Dr. Nave, the committee chairman, received $90,000. Additionally, each committee member receives $1,500 for each meeting attended and the committee chair receives $2,500 for each meeting attended.

GOVERNANCE AND COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION

During 2006, the members of the Governance and Compensation Committee were Mr. Lebermann, Chairman, and Messrs. Nave, Isgur and Lewis. Each person is an independent director (as independence is defined in Sections 303A.02 of the NYSE listing standards) of the Company. None of these individuals are current or former officers or employees of the Company or any of our subsidiaries. During 2006, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of our Governance and Compensation Committee.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists all equity compensation plans that provide for the award of the Company’s securities or the grant of options as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options(a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(b)
Equity compensation plans approved by stockholders	2,187,107	$12.07	1,108,632
Equity compensation plans not approved by stockholders	—	—	—
Total	2,187,107	$12.07	1,108,632

(a)           This amount excludes restricted stock awards issued. In addition to the above, there are 3,027,354 shares of unvested restricted stock awards outstanding under equity compensation plans approved by shareholders.

(b)          Each future share grant subject to an award of restricted stock, restricted stock unit or other stock award shall reduce the shares available for grant by 1.9 shares to 1.

PRINCIPAL STOCKHOLDERS OF THE COMPANY

The following table sets forth, as of February 28, 2007, certain information regarding the shares of common stock beneficially owned by each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of common stock (solely based on information reported on Forms 13G filed with the SEC), by each director and Named Executive Officer and by all Named Executive Officers and directors as a group.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1) (2)	Currently Owned(3)	Acquirable Within 60 days	Percent of Class
Marsico Capital Management (4)	5,913,075	—	10.3
Frank J. Fertitta III (5)	5,719,344	—	9.9
Lorenzo J. Fertitta (6)	5,734,694	—	9.9
Highfields Capital Management LP (7)	5,179,900	—	9.0
Janus Capital Management LLC (8)	4,133,215	—	7.2
Blake L. Sartini (9)	3,883,957	—	6.8
Delise F. Sartini (9)	3,846,054	—	6.7
Scott M Nielson (10)	714,882	—	1.2
Glenn C. Christenson (11)	588,857	—	1.0
William W. Warner (12)	555,815	40,000	1.0
Richard J. Haskins (13)	214,202	10,000	*
James E. Nave, D.V.M.	45,000	—	*
Lowell H. Lebermann, Jr	34,500	—	*
Lee S. Isgur (14)	24,500	—	*
Robert E. Lewis	17,500	—	*
Named Executive Officers and Directors as a Group (10 persons)	13,649,294	50,000	23.2

                 * Less than one percent

       (1) Of the total number of shares reported in this table, the following are the approximate number of vested stock options beneficially owned by each individual in the table: Frank J. Fertitta III 663,900; Lorenzo J. Fertitta 661,400; Scott M Nielson 217,207; Glenn C. Christenson 110,000; William W. Warner 90,000; Richard J. Haskins 14,000, Lowell H. Lebermann, Jr. 22,500 and James E. Nave, D.V.M. 30,000. Of the total number of shares reported in this table, 381 shares beneficially owned by Mr. Warner are held by the Company’s 401(k) Plan.

       (2) The address of each of the stockholders named in this table other than Marsico Capital Management, Highfields Capital Management LP, Janus Capital Management LLC and Blake and Delise Sartini is: c/o Station Casinos, Inc., 2411 West Sahara Avenue, Las Vegas, Nevada 89102.

       (3) Unless otherwise indicated in the footnotes to this table and subject to the community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned.

       (4) The address of Marsico Capital Management is 1200 17th Street, Suite 1600, Denver, Colorado 80202 and the SEC filing date is February 12, 2007.

       (5) 3,084,460 shares owned by Frank J. Fertitta III have been pledged to Bear Stearns Securities Corp. and 624,418 shares owned by Frank J. Fertitta III have been pledged to Citibank, N.A.

       (6) 2,500,000 shares owned by Lorenzo J. Fertitta have been pledged to Oppenheimer & Co. and 602,970 shares owned by Lorenzo J. Fertitta have been pledged to Citibank, N.A.

       (7) The address of Highfields Capital Management LP is c/o Highfields Capital Management, John Hancock Tower, 200 Clarendon Street, 51st Floor, Boston, Massachusetts 02116 and the SEC filing date is February 14, 2007.

       (8) The address of Janus Capital Management LLC is 151 Detroit Street, Denver, Colorado 80206 and the SEC filing date is February 14, 2007.

       (9) Reflects 3,842,094 shares in which beneficial ownership is shared by Blake and Delise Sartini. Blake and Delise Sartini do not, however, share beneficial ownership of certain shares owned by Mr. Sartini or family trusts in which Mr. Sartini is trustee and shares of stock owned by family trusts of which Delise Sartini is trustee and thus have different total ownership figures. Delise Sartini is a sister of Frank J. Fertitta III and Lorenzo J. Fertitta and is married to Blake Sartini. The address for Blake and Delise Sartini is 6595 South Jones Blvd., Las Vegas, Nevada 89118. 436,426 shares owned by a family trust in which Blake and Delise Sartini are trustees have been pledged to Merrill Lynch Bank USA and 2,451,000 shares owned by a second family trust in which Blake and Delise Sartini are trustees have been pledged to ML Private Finance LLC.

(10) Includes 188,753 shares owned by Mr. Nielson who shares voting and investment power with his wife and 31,683 shares in which his wife has sole voting and investment power.

(11) Includes 214,743 shares owned by Mr. Christenson who shares voting and investment power with his wife. On March 29, 2007, the Company and Mr. Christenson entered into a Separation Agreement and General Release, pursuant to which Mr. Christenson’s employment with the Company terminated effective March 30, 2007.

(12) Includes 64,990 shares owned by Mr. Warner who shares voting and investment power with his wife.

(13) Includes 26,690 shares owned by Mr. Haskins who shares voting and investment power with his wife.

(14) Includes 12,500 shares owned by Mr. Isgur who shares voting and investment power with his wife.

CHANGE OF CONTROL—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF THE COMPANY AND OF ITS OFFICERS AND DIRECTORS AFTER THE MERGER

As discussed in more detail in “Certain Relationships and Related Transactions, and Director Independence—Merger Agreement” below, the Company entered into a Merger Agreement with FCP and Merger Sub on February 23, 2007. Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company and as a result the Company will continue as the surviving corporation and as a direct or indirect wholly-owned subsidiary of FCP. Immediately prior to the consummation of the Merger, FCP will be owned by affiliates of Frank J. Fertitta III, Chairman and Chief Executive Officer of the Company, Lorenzo J. Fertitta, Vice Chairman and President of the Company, Blake L. Sartini, Delise F. Sartini and Colony Capital Acquisitions, LLC. If the Merger Agreement is approved and the Merger is consummated, each share of the Company’s common stock, including any rights associated therewith (other than shares of the Company’s common stock owned by FCP, Merger Sub or any wholly-owned subsidiary of the Company or shares of common stock held in treasury by the Company), will be cancelled and converted into the right to receive $90.00 in cash, without interest.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Merger Agreement

On February 23, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fertitta Colony Partners LLC (“FCP”), a Nevada limited liability company, and FCP Acquisition Sub, a Nevada corporation and a wholly-owned subsidiary of FCP (“Merger Sub”). Pursuant to the terms of the

Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and as a direct or indirect wholly-owned subsidiary of FCP (the “Merger”). FCP is owned by FC Investor, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Colony Capital Acquisitions, LLC (the “Sponsor”), Frank J. Fertitta III, the Chairman and Chief Executive Officer of the Company, and Lorenzo J. Fertitta, the Vice Chairman and President of the Company.

At the effective time of the Merger, each outstanding share of our common stock, including any rights associated therewith (other than shares of our common stock owned by FCP, Merger Sub or any wholly-owned subsidiary of the Company or shares of Company common stock held in treasury by us) will be cancelled and converted into the right to receive $90 in cash, without interest.

Our Board of Directors (with Frank J. Fertitta III and Lorenzo J. Fertitta taking no part in the deliberations or the vote), acting upon the unanimous recommendation of special committee  composed entirely of disinterested directors (the “Special Committee”), has approved the Merger Agreement and has recommended that our stockholders vote in favor of the Merger Agreement.

Frank J. Fertitta III, Lorenzo J. Fertitta, Blake L. Sartini and Delise F. Sartini (the “Rollover Stockholders”) have agreed to contribute a portion of their shares of our common stock to FCP and, subject to specified exceptions, to vote their shares of Common Stock in favor of the Merger pursuant to a voting agreement entered into on February 23, 2007, by and among the Rollover Stockholders, the Company and FCP. Mr. Sartini is the brother-in-law to Frank J. Fertitta III and Lorenzo J. Fertitta, and in September 2001, he resigned his position as Executive Vice President and Chief Operating Officer of the Company concurrent with his purchase of Golden Gaming, Inc. Delise F. Sartini is the sister of Frank J. Fertitta III and Lorenzo J. Fertitta and is married to Blake L. Sartini.

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

FCP has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the proceeds of which will be used by FCP to pay the aggregate merger consideration and related fees and expenses of the transactions contemplated by the Merger Agreement. In connection with the debt financing commitments, the Company and certain of its subsidiaries (the “Operating Subs”) entered into a purchase and sale agreement with a newly created wholly-owned subsidiary of the Company (“NewCo”), pursuant to which the Operating Subs’ interests in certain real property will be sold to NewCo and leased back to the Company and the Operating Subs (the “Sale and Leaseback Transaction”). The Sale and Leaseback Transaction was approved by the Special Committee, which obtained a fairness opinion in connection therewith. The closing of the Sale and Leaseback Transaction is contingent upon the consummation of the Merger. Consummation of the Merger is not subject to a financing condition but is subject to various other conditions to closing, including approval of the Merger by our stockholders and regulatory approvals. The Merger is expected to be completed in the second half of 2007.

The total value of the Merger transaction is estimated to be approximately $5.7 billion, consisting of approximately $4.5 billion to pay the Company’s stockholders and holders of options or restricted shares amounts due to them under the Merger Agreement assuming a purchase price of $90.00 per share (net of the exercise price for options and net of equity rollover shares), approximately $1.1 billion to repay certain existing indebtedness, and approximately $106 million to pay fees and expenses in connection with the Merger. The approximate value of the Merger transaction to each of the Rollover Stockholders is as follows:

•       Frank J. Fertitta III will (A) contribute 3,979,884 shares of the Company’s common stock to FCP in exchange for Class A Units of FCP valued at $358,189,560 based on the Merger consideration of $90.00 per share and (B) receive cash consideration of approximately $96,717,240 in respect of his 1,074,636 shares of the Company’s common stock that will be converted into the right to receive cash payments upon consummation of the Merger; and (C) receive cash consideration of approximately $117,310,415 in respect of his restricted stock and option awards in the Company that will vest, be cancelled and converted into the right to receive cash payments upon consummation of the Merger;

•       Lorenzo J. Fertitta will (A) contribute 4,038,153 shares of the Company’s common stock to FCP immediately prior to the consummation of the Merger in exchange for Class A Units of FCP valued at $363,433,770 based on the Merger consideration of $90.00 per share; (B) receive cash consideration of approximately $93,236,850 in respect of his 1,035,965 shares of the Company’s common stock that will be converted into the right to receive cash payments upon consummation of the Merger; and (C) receive cash consideration of approximately $107,305,490 in respect of his restricted stock and option awards in the Company that will vest, be cancelled and converted into the right to receive cash payments upon consummation of the Merger; and

•       Blake and Delise Sartini will (A) contribute 1,653,984 shares of the Company’s common stock to FCP immediately prior to the consummation of the Merger in exchange for Class A Units of FCP valued at $148,858,560 based on the Merger consideration of $90.00 per share; and (B) receive cash consideration of approximately $222,572,970 in respect of their 2,473,033 shares of the Company’s common stock that will be converted into the right to receive cash payments upon consummation of the Merger.

Boulder Station Lease

The Company entered into a ground lease for 27 acres of land on which Boulder Station is located. The Company leases this land from KB Enterprises, a company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the “Related Lessor”), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of the Company and Lorenzo J. Fertitta, Vice Chairman of the Board and President of the Company. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $183,333 through June 2008. In July 2008, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals with the next option in June 2008, to purchase the land at fair market value. The Company’s leasehold interest in the property is subject to a lien to secure borrowings under the Revolving Facility. The Company believes that the terms of the ground lease are as fair to the Company as could be obtained from an independent third party.

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

Zuffa, LLC

We have purchased tickets to events held by Zuffa, LLC (“Zuffa”) which is the parent company of the Ultimate Fighting Championship (“UFC”) and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta.  For the year ended December 31, 2006, ticket purchases totaled $198,191. In July 2006, the Company entered into an agreement with Zuffa for Red Rock Casino Resort Spa to serve as the host hotel and venue for a UFC event held on August 17, 2006. The Company expended approximately $89,000 in goods and services in connection with the event. However, the Company believes that the value received from hosting the event exceeded the costs expended by the Company in connection with such event.

PROCEDURES FOR REVIEW, APPROVAL OR RATIFICATION
OF TRANSACTIONS WITH RELATED PERSONS

Our Board of Directors has approved the related party transaction policy and procedures which gives our Audit Committee the power to approve or disapprove potential related party transactions of our directors and executive officers, and their immediate family members. The Audit Committee is charged with reviewing all relevant facts and circumstances of a related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the person’s interest in the transaction.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that each of Messrs. Lebermann, Nave, Isgur and Lewis are independent directors (as independence is defined in Section 303A.02 of the NYSE Listing Standards). As part of its analysis, the Board of Directors determined that none of Messrs. Lebermann, Nave, Isgur or Lewis has a direct or indirect material relationship with the Company.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDITOR FEES AND SERVICES

In addition to performing the audit of the Company’s consolidated financial statements for the years ended December 31, 2006 and 2005, Ernst & Young LLP also performed quarterly reviews of the Company’s consolidated financial statements and various other services during 2006 and 2005 (including services incurred under Section 404 of the Sarbanes-Oxley Act of 2002). The aggregate fees billed or accrued for 2006 and 2005 for each of the following categories of services are set forth below:

	2006	2005
Audit Fees	$1,080,371	$846,360
Audit-Related Fees	38,613	20,600
Tax Fees	69,388	19,655
All Other Fees	—	—

Ernst & Young LLP did not provide any services related to financial information systems design and implementation during 2006 or 2005. The fees paid for tax services were primarily related to reviews of the Company’s tax returns, IRS examinations and technical services. Audit-related fees include fees paid for audits of employee benefit plans and consultation in relation to the pending Merger Agreement.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditors. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee has delegated to the Chairman of the Audit Committee authority to approve permitted services provided that the Chairman reports any decisions to the Committee at its next scheduled meeting.

The Audit Committee approved all services provided by Ernst & Young LLP.

CERTIFICATIONS

In May 2006, the Company submitted an NYSE “Section 12(a) CEO Certification” to the NYSE. The Chief Executive Officer and the Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 were filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The following exhibits are being filed herewith:

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS, INC.
Dated: April 26, 2007	By:	/s/ FRANK J. FERTITTA III
Frank J. Fertitta III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frank J. Fertitta III	Chairman of the Board and Chief Executive	April 26, 2007
Frank J. Fertitta III	Officer (Principal Executive Officer)
/s/ Lorenzo J. Fertitta	Vice Chairman, President and Director	April 26, 2007
Lorenzo J. Fertitta
/s/ Thomas M. Friel	Executive Vice President, Chief Accounting	April 26, 2007
Thomas M. Friel	Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ Lowell H. Lebermann, Jr.	Director	April 26, 2007
Lowell H. Lebermann, Jr.
/s/ James E. Nave	Director	April 26, 2007
James E. Nave
/s/ Lee S. Isgur	Director	April 26, 2007
Lee S. Isgur
/s/ Robert E. Lewis	Director	April 26, 2007
Robert E. Lewis