Form 10-K/A
period 2006-12-31
STATION CASINOS INC
filed 2007-05-07
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission (the “SEC”) (i) an Annual Report on Form 10-K for the year ended December 31, 2006 on March 1, 2007 (the “Initially Filed Form 10-K”), and (ii) an Amendment No. 1 on Form 10-K/A to the Initially Filed Form 10-K on April 27, 2007 (“Amendment No. 1”).  The registrant is filing this Amendment No. 2 on Form 10-K/A to amend and restate Item 13, “Certain Relationships and Related Transactions, and Director Independence”, of Part III of Amendment No. 1.  We are amending and restating Item 13 to (i) amend and restate the description of the Agreement and Plan of Merger entered into by and among the registrant, Fertitta Colony Partners LLC and FCP Acquisition Sub, dated as of February 23, 2007 (the “Merger Agreement”), to reflect an amendment to the Merger Agreement and (ii) correct numerical errors in the summary of the approximate value of the consideration to be received as a result of the proposed merger transaction by each of Frank J. Fertitta III, Lorenzo J. Fertitta, Blake L. Sartini and Delise F. Sartini.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 2 on Form 10-K/A under Item 15 of Part IV hereof.

No attempt has been made in this Amendment No. 2 on Form 10-K/A to modify or update the other disclosures presented in the Initially Filed Form 10-K and Amendment No. 1. Except as presented in this Amendment No. 2 on Form 10-K/A and except for Exhibits 31.1, 31.2, 32.1 and 32.2, this Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the Initially Filed Form 10-K or Amendment No. 1 or modify or update those disclosures.  Accordingly, this Amendment No. 2 on Form 10-K/A should be read in conjunction with the Initially Filed Form 10-K, Amendment No. 1 and our other filings with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Merger Agreement

On February 23, 2007, we entered into an Agreement and Plan of Merger with Fertitta Colony Partners LLC (“FCP”), a Nevada limited liability company, and FCP Acquisition Sub, a Nevada corporation and a wholly-owned subsidiary of FCP (“Merger Sub”).  The Merger Agreement was amended by the Company, FCP and Merger Sub as of May 4, 2007.  Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation (such transaction, the “Merger”).

Following the consummation of the Merger, FCP will indirectly own approximately 75% of the issued and outstanding shares of non-voting common stock of the Company.  Immediately prior to the Merger, FCP will be owned by affiliates of Frank J. Fertitta III, Chairman and Chief Executive Officer of the Company, Lorenzo J. Fertitta, Vice Chairman and President of the Company, and FC Investor, LLC (“FC Investor”), a Delaware limited liability company and an affiliate of Colony Capital, LLC (“Colony”).

Following the consummation of the Merger, Fertitta Partners LLC, a Nevada limited liability company (“Fertitta Partners”), will own approximately 25% of the issued and outstanding shares of non-voting common stock of the Company.  Immediately prior to the consummation of the Merger, Fertitta Partners will be owned by affiliates of Frank J. Fertitta III, Lorenzo J. Fertitta, Blake L. Sartini and Delise F. Sartini.  FCP VoteCo LLC, a Nevada limited liability company (“FCP VoteCo”), will, following the consummation of the Merger and the substantially simultaneous issuance and sale of voting common stock of the Company for nominal consideration, own all of the issued and outstanding shares of voting common stock of the Company.  It is currently anticipated that there will be 1,000,000 shares of non-voting common stock of the Company for each outstanding share of voting common stock of the Company.  Immediately prior to the consummation of the Merger, each of Frank J. Fertitta III, Lorenzo J. Fertitta and Thomas J. Barrack, Jr., the Chairman and Chief Executive Officer of Colony, will own a one-third interest in FCP VoteCo.

At the effective time of the Merger, each outstanding share of our common stock, including any rights associated therewith (other than shares of our common stock owned by FCP, Merger Sub, FCP Holding, Inc., a wholly-owned subsidiary of FCP, Fertitta Partners or any wholly-owned subsidiary of the Company or shares of Company common stock held in treasury by us) will be cancelled and converted into the right to receive $90 in cash, without interest.  Following the consummation of the Merger, the Company will be privately owned through FCPHoldCo, Fertitta Partners and FCP VoteCo.  Certain members of management may be granted or otherwise acquire membership interests in FCP and Fertitta Partners.

Our Board of Directors (with Frank J. Fertitta III and Lorenzo J. Fertitta taking no part in the vote), acting upon the unanimous recommendation of a special committee composed entirely of disinterested directors (the “Special Committee”), has approved the Merger Agreement and has recommended that our stockholders vote in favor of the Merger Agreement.

Pursuant to rollover commitments entered into on February 23, 2007, Frank J. Fertitta III, Lorenzo J. Fertitta, Blake L. Sartini and Delise F. Sartini (collectively, the “Rollover Stockholders”) agreed to contribute a portion of their shares of our common stock to FCP.  FCP subsequently assigned such rollover commitments to Fertitta Partners as of May 4, 2007.  In addition, subject to specified exceptions, the Rollover Stockholders have agreed to vote their shares of our common stock in favor of the Merger pursuant to a voting agreement entered into on February 23, 2007, by and among the Rollover Stockholders, the Company and FCP.  Mr. Sartini is the brother-in-law to Frank J. Fertitta III and Lorenzo J. Fertitta, and in September 2001, he resigned his position as Executive Vice President and Chief Operating Officer of the Company concurrent with his purchase of Golden Gaming, Inc. Delise F. Sartini is the sister of Frank J. Fertitta III and Lorenzo J. Fertitta and is married to Blake L. Sartini.

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

The total value of the Merger transaction is estimated to be approximately $5.7 billion, consisting of approximately $4.5 billion to pay the Company’s stockholders and holders of options or restricted shares amounts due to them under the Merger Agreement assuming a purchase price of $90.00 per share (net of the exercise price for options and net of the value of the equity rollover shares of Company common stock contributed to Fertitta Partners by the Rollover Stockholders), approximately $1.1 billion to repay certain existing indebtedness, and approximately $100 million to pay fees and expenses in connection with the Merger. The approximate value of the Merger transaction to each of the Rollover Stockholders is as follows:

•                  Frank J. Fertitta III will (A) contribute 3,979,884 shares of Company common stock to Fertitta Partners in exchange for Class A Units of Fertitta Partners valued at $358,189,560 based on the Merger consideration of $90.00 per share and (B) receive cash consideration of approximately $148,654,355 in respect of his 1,074,636 shares of Company common stock (including restricted stock) that will be converted into the right to receive cash payments upon consummation of the Merger and his outstanding options to purchase 663,900 shares of Company common stock that will vest, be cancelled and converted into the right to receive cash payments upon consummation of the Merger;

•                  Lorenzo J. Fertitta will (A) contribute 4,038,153 shares of Company common stock to Fertitta Partners immediately prior to the consummation of the Merger in exchange for Class A Units of Fertitta Partners valued at $363,433,770 based on the Merger consideration of $90.00 per share and (B) receive cash consideration of approximately $145,077,950 in respect of his 1,035,965 shares of Company common stock (including restricted stock) that will be converted into the right to receive cash payments upon consummation of the Merger and his outstanding options to purchase 661,400 shares of Company common stock that will vest, be cancelled and converted into the right to receive cash payments upon consummation of the Merger; and

•                  Blake and Delise Sartini will (A) contribute 1,653,984 shares of Company common stock to Fertitta Partners immediately prior to the consummation of the Merger in exchange for Class A Units of Fertitta Partners valued at $148,858,560 based on the Merger consideration of $90.00 per share and (B) receive cash consideration of approximately $201,062,970 in respect of their 2,234,033 shares of Company common stock that will be converted into the right to receive cash payments upon consummation of the Merger.

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

STATION CASINOS, INC.
Dated: May 4, 2007	By:	/s/ Thomas M. Friel
Thomas M. Friel
Executive Vice President, Chief Accounting
Officer and Treasurer (Principal Accounting
Officer)