Form 10-Q
period 2007-03-31
STATION CASINOS INC
filed 2007-05-10
CIK 898660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common stock, $0.01 par value	57,279,910

STATION CASINOS, INC.

Part I.—Financial Information

Item 1.   Financial Statements

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,904	$116,898
Receivables, net	41,389	40,762
Inventories	10,265	9,676
Prepaid gaming tax	20,534	21,519
Prepaid expenses	15,292	12,696
Total current assets	203,384	201,551
Property and equipment, net	2,672,219	2,586,473
Goodwill	154,498	154,498
Land held for development	227,341	214,374
Investments in joint ventures	133,029	253,577
Native American development costs	188,898	181,153
Other assets, net	114,692	125,070
Total assets	$3,694,061	$3,716,696
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$580	$341
Accounts payable	17,006	19,558
Construction contracts payable	75,744	58,318
Accrued expenses and other current liabilities	156,236	173,689
Total current liabilities	249,566	251,906
Long-term debt, less current portion	3,298,494	3,468,487
Due to unconsolidated affiliate	100,000	—
Deferred income tax, net	112,926	109,788
Distributions in excess of contributions and income of investment in joint venture	46,126	—
Other long-term liabilities, net	65,327	73,373
Total liabilities	3,872,439	3,903,554
Commitments and contingencies
Stockholders’ deficit:
Common stock, par value $0.01; authorized 135,000,000 shares; 80,552,277 and 80,507,427 shares issued	593	593
Treasury stock, 23,268,363 and 23,245,751 shares, at cost	(1,041,748)	(1,039,804)
Additional paid-in capital	590,145	582,739
Accumulated other comprehensive loss	(13,822)	(10,782)
Retained earnings	286,454	280,396
Total stockholders’ deficit	(178,378)	(186,858)
Total liabilities and stockholders’ deficit	$3,694,061	$3,716,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,
	2007	2006
Operating revenues:
Casino	$264,695	$216,223
Food and beverage	61,563	38,871
Room	30,748	17,021
Other	17,428	13,972
Management fees	24,828	25,900
Gross revenues	399,262	311,987
Promotional allowances	(26,824)	(19,517)
Net revenues	372,438	292,470
Operating costs and expenses:
Casino	95,300	74,180
Food and beverage	43,062	26,576
Room	9,416	5,544
Other	6,227	4,583
Selling, general and administrative	61,928	44,623
Corporate	21,310	16,287
Development	2,259	2,132
Depreciation and amortization	40,222	25,664
Preopening	4	14,122
Gain on asset disposals, net	(46)	(843)
Lease terminations	—	500
	279,682	213,368
Operating income	92,756	79,102
Earnings from joint ventures	11,516	11,923
Operating income and earnings from joint ventures	104,272	91,025
Other expense:
Interest expense, net	(56,530)	(23,816)
Interest and other expense from joint ventures	(5,898)	(1,568)
	(62,428)	(25,384)
Income before income taxes	41,844	65,641
Income tax provision	(18,794)	(24,519)
Net income	$23,050	$41,122
Earnings per common share:
Basic	$0.42	$0.64
Diluted	$0.41	$0.62
Weighted average common shares outstanding:
Basic	54,385	64,104
Diluted	56,320	66,054
Dividends paid per common share	$0.29	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$23,050	$41,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,222	25,664
Excess tax benefit from exercise of stock options	(1,182)	(759)
Share-based compensation	5,685	5,314
Earnings from joint ventures, net	(5,618)	(10,355)
Distributions from joint ventures	81,233	—
Amortization of debt discount, premium and issuance costs	1,275	1,089
Changes in assets and liabilities:
Receivables, net	(627)	(2,076)
Inventories and prepaid expenses	(2,200)	(665)
Deferred income tax	2,113	22,406
Accounts payable	(2,552)	1,198
Accrued expenses and other current liabilities	(15,850)	(18,037)
Other, net	5,308	(532)
Total adjustments	107,807	23,247
Net cash provided by operating activities	130,857	64,369
Cash flows from investing activities:
Capital expenditures	(137,983)	(263,003)
Construction contracts payable	17,426	44,876
Proceeds from sale of land, property and equipment	81	1,364
Investments in joint ventures	(15,571)	(2,401)
Distributions in excess of earnings from joint ventures	104,824	—
Native American development costs	(7,745)	(6,186)
Other, net	(4,763)	515
Net cash used in investing activities	(43,731)	(224,835)
Cash flows from financing activities:
Borrowings under bank facility with maturity dates less than three months, net	(171,400)	136,600
Proceeds from the issuance of senior subordinated notes, net	—	298,500
Proceeds from issuance of related party promissory note	100,000	—
Exercise of stock options	539	478
Excess tax benefit from exercise of stock options	1,182	759
Debt issuance costs	(7)	(3,363)
Payment of dividends	(16,470)	(16,723)
Purchase of treasury stock	(1,944)	(264,811)
Other, net	(20)	(14)
Net cash (used in) provided by financing activities	(88,120)	151,426
Cash and cash equivalents:
Decrease in cash and cash equivalents	(994)	(9,040)
Balance, beginning of period	116,898	85,552
Balance, end of period	$115,904	$76,512
Supplemental cash flow disclosures:
Cash paid for interest, net of $5,013 and $12,544 capitalized, respectively	$83,157	$33,336
Capital expenditures financed by debt	$—	$8,085
Land contributed to joint venture	$—	$47,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.   Basis of Presentation

Station Casinos, Inc. (the “Company”, “Station”, “we”, “our”, “ours” or “us”), a Nevada corporation, is a gaming and entertainment company that currently owns and operates nine major hotel/casino properties (one of which is 50% owned) and seven smaller casino properties (two of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying condensed consolidated financial statements include the accounts of Station, its wholly owned subsidiaries and MPM Enterprises, LLC (which is 50% owned by Station and required to be consolidated). Investments in all other 50% or less owned affiliated companies are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

The accompanying condensed consolidated financial statements included herein have been prepared by Station, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2006 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

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

1.   Basis of Presentation (Continued)

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

The Merger Agreement provides that, upon termination under specified circumstances related to a competing acquisition proposal, the Company would be required to pay a termination fee of $160 million to FCP, except in the case of a termination resulting from a superior proposal received within 30 business days following the execution of the Merger Agreement, in which case the termination fee payable to FCP will be $106 million. If the Company’s stockholders do not approve the Merger under certain circumstances, the Company must reimburse FCP for reasonable out-of-pocket fees and expenses (including reasonable legal fees and expenses) incurred by FCP, Merger Sub and their respective affiliates in connection with the transactions contemplated by the Merger Agreement. The Company’s reimbursement of FCP’s expenses would reduce the amount of any required termination fee that becomes payable by the Company. The Merger Agreement further provides that upon termination under specified circumstances related to a breach of any representation, warranty, covenant or agreement on the part of FCP or Merger Sub or failure to obtain gaming approvals, FCP would be required to pay to the Company a reverse termination fee of $160 million or a regulatory termination fee of $106 million, respectively. Pursuant to a limited guarantee, dated as of February 23, 2007, affiliates of Colony guaranteed the payment of the reverse termination fee, the regulatory termination fee and amounts arising from indemnification and expense reimbursement obligations of FCP or Merger Sub under the Merger Agreement, up to $175 million in the aggregate.

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

1.   Basis of Presentation (Continued)

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

The total value of the Merger transaction is estimated to be approximately $5.7 billion, consisting of approximately $4.5 billion to pay the Company’s stockholders and holders of options or restricted shares amounts due to them under the Merger Agreement assuming a purchase price of $90.00 per share (net of the exercise price for options and net of the value of the equity rollover shares of Company common stock contributed to Fertitta Partners by the Rollover Stockholders), approximately $1.1 billion to repay certain existing indebtedness and approximately $100 million to pay fees and expenses in connection with the Merger. The approximate value of the Merger transaction to each of the Rollover Stockholders is as follows:

•                    Frank J. Fertitta III will (A) contribute 3,979,884 shares of Company common stock to Fertitta Partners in exchange for Class A Units of Fertitta Partners valued at $358,189,560 based on the Merger consideration of $90.00 per share and (B) receive cash consideration of approximately $148,654,355 in respect of his 348,266 shares of Company common stock, his 726,370 unvested shares of restricted stock and his outstanding options to purchase 663,900 shares of Company common stock that are entitled to receive cash payments upon consummation of the Merger;

•                    Lorenzo J. Fertitta will (A) contribute 4,038,153 shares of Company common stock to Fertitta Partners immediately prior to the consummation of the Merger in exchange for Class A Units of Fertitta Partners valued at $363,433,770 based on the Merger consideration of $90.00 per share and (B) receive cash consideration of approximately $145,077,950 in respect of his 419,694 shares of Company common stock, his 616,271 unvested shares of restricted stock and his outstanding options to purchase 661,400 shares of Company common stock that are entitled to receive cash payments upon consummation of the Merger; and

•                    Blake and Delise Sartini will (A) contribute 1,653,984 shares of Company common stock to Fertitta Partners immediately prior to the consummation of the Merger in exchange for Class A Units of Fertitta Partners valued at $148,858,560 based on the Merger consideration of $90.00 per share and (B) receive cash consideration of approximately $201,062,970 in respect of their 2,234,033 shares of Company common stock entitled to receive cash payments upon consummation of the Merger.

As a result of the merger, if completed, our stock will no longer be publicly traded. There can be no assurances when or if the transaction will be consummated.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 115” that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains

1.   Basis of Presentation (Continued)

and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating our options provided for under this statement and their potential impact on its financial statements when implemented. SFAS 159 is being reviewed in conjunction with the requirements of SFAS 157 discussed below.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued  or fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating SFAS 157 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty of Income Taxes,” which addresses the uncertainty of income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. We have adopted FIN 48 as of January 1, 2007, as required. As a result of the adoption of FIN 48, the Company recognized a $3.0 million increase in the liability for unrecognized tax benefits. This increase has been accounted for as a reduction to the January 1, 2007 balance of retained earnings in the amount of $0.5 million. Further discussion regarding the adoption of FIN 48 can be found in Note 10 to the Condensed Consolidated Financial Statements.

2.   Investments in Joint Ventures

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

	March 31, 2007	December 31, 2006
	(unaudited)
Green Valley Ranch (50.0%) (a)	$—	$135,271
Aliante Station (50.0%)	64,688	56,812
Rancho Road (50.0%)	35,019	28,285
Palms Casino Resort (6.7%)	18,327	18,089
Sunset GV (50.0%)	8,140	8,029
Barley’s (50.0%)	3,488	3,580
The Greens (50.0%)	3,367	3,511
Investments in joint ventures	$133,029	$253,577

(a)           In February 2007, we received a distribution in excess of our investment in Green Valley Ranch resulting in a deficit of approximately $46.1 million which is recorded as a long-term liability on our condensed consolidated balance sheets.

2.   Investments in Joint Ventures (Continued)

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
Current assets	$73,202	$90,581
Property and equipment and other assets, net	1,683,725	1,394,021
Current liabilities	100,975	103,551
Long-term debt and other liabilities	1,246,891	628,788
Stockholders’ equity	409,061	752,263

Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2007	2006
Net revenues	$138,477	$124,283
Operating costs and expenses	106,404	92,011
Operating income	32,073	32,272
Interest and other expense, net	(16,809)	(2,907)
Net income	$15,264	$29,365

The operating earnings from these joint ventures are shown as a separate line item on our condensed consolidated statements of operations after operating income. In addition, interest and other expense from joint ventures is shown as a separate component under other expense in our condensed consolidated statements of operations. The following table identifies the total equity earnings from joint ventures (amounts in thousands, unaudited):

	Three months ended March 31,
	2007	2006
Operating earnings from joint ventures	$11,516	$11,923
Interest and other expense from joint ventures	(5,898)	(1,568)
Net earnings from joint ventures	$5,618	$10,355

3.   Management Fees

We manage Thunder Valley on behalf of the United Auburn Indian Community (the “UAIC”) and receive a management fee equal to 24% of net income (as defined in the management agreement). We are also the managing partner for Green Valley Ranch, Barley’s and The Greens and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch and 10% of EBITDA from Barley’s and The Greens. Our management fees are included in net revenues on our condensed consolidated statements of operations.

United Auburn Indian Community

We have entered into a Development Services Agreement and a Management Agreement with the UAIC. Our seven-year Management Agreement was approved by the National Indian Gaming

3.   Management Fees (Continued)

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

4.   Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	March 31, 2007	December 31, 2006
	(unaudited)
Revolving credit facility, $2.0 billion limit at March 31, 2007, due December 16, 2010, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (7.5% and 7.6% at March 31, 2007 and December 31, 2006, respectively)	$984,400	$1,155,800
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $1.2 million and $1.3 million at March 31, 2007 and December 31, 2006, respectively	448,794	448,742
7¾% senior notes, interest payable semi-annually, principal due August 15, 2016, callable February 15, 2011	400,000	400,000
6½% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009	450,000	450,000
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized premium of $7.3 million and $7.4 million at March 31, 2007 and December 31, 2006, respectively	707,278	707,427
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $1.4 million at March 31, 2007 and December 31, 2006	298,589	298,568
Other long-term debt, weighted-average interest of 7.1% at March 31, 2007 and December 31, 2006, maturity dates ranging from 2007 to 2026	9,173	9,196
Total long-term debt	3,298,234	3,469,733
Current portion of long-term debt	(580)	(341)
Market value of interest rate swaps	840	(905)
Total long-term debt, net	$3,298,494	$3,468,487

Revolving Facility

In December 2005, we increased our availability under our revolving credit facility (the “Revolving Facility”) from $1.0 billion to $2.0 billion and extended the maturity by one year to December 2010. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of March 31, 2007, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%. The maximum margin

4.   Long-term Debt (Continued)

for Eurodollar Rate borrowings is 2.25%. The maximum margin for Alternate Base Rate borrowings is 1.00%. As of March 31, 2007, the fee for the unfunded portion of the Revolving Facility was 0.50%.

The Revolving Facility contains certain financial and other covenants, some of which were amended in June and September 2006. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 4.00 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.25 to 1.00 for each quarter. As of March 31, 2007, the Borrowers’ funded debt to Adjusted EBITDA ratio was 2.20 to 1.00 and the fixed charge coverage ratio was 1.54 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 7.00 to 1.00 through June 30, 2007, which reduces to 6.75 to 1.00 on September 30, 2007 through June 30, 2008, to 6.50 to 1.00 on September 30, 2008 through December 31, 2008, to 5.75 to 1.00 on March 31, 2009 through December 31, 2009 and to 5.00 to 1.00 on March 31, 2010. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness, stock purchases and investments. As of March 31, 2007, our consolidated funded debt to Adjusted EBITDA ratio was 5.73 to 1.00. We have pledged the stock of all of our major subsidiaries.

Senior and Senior Subordinated Notes

The indentures (the “Indentures”) governing our senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit us and our subsidiaries’ ability to incur additional debt. At March 31, 2007, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.36 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

Interest Rate Swaps

We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of March 31, 2007, we had interest rate swaps with a combined notional amount of $550.0 million. We entered into a fair value hedge interest rate swap with a notional amount of $50.0 million tied directly to our 6% senior notes converting a portion of our fixed-rate debt to a floating-rate based upon three-month LIBOR rates, terminating in April 2012. This interest rate swap qualifies for the “shortcut” method allowed under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and as amended by SFAS 138 and 149, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS 133, we recorded a liability of $1.9 million and $2.2 million as of March 31, 2007 and December 31, 2006, respectively, representing the fair value of the interest rate swap and a corresponding decrease in long-term debt, as this interest rate swap is considered highly effective under the criteria established by SFAS 133. We paid a weighted average rate based on LIBOR, which approximated 7.0% at March 31, 2007 and received a fixed rate of 6.0%.

4.   Long-term Debt (Continued)

We have entered into two cash flow hedge interest rate swaps with a notional amount of $500.0 million tied directly to our Revolving Facility converting a portion of our floating-rate debt to a fixed-rate based on three-month LIBOR rates, terminating in December 2010. As of March 31, 2007, we paid a fixed rate of 5.1% and received three-month LIBOR which approximated 5.4%. These interest rate swaps are designated and qualify as cash flow hedges resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss) with an offsetting adjustment to the carrying value of the related debt. As of March 31, 2007 and December 31, 2006, we recorded other comprehensive loss of $2.8 million and $1.4 million, respectively related to the change in market value of this interest rate swap and a corresponding increase in long-term debt.

The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swaps. The net effect of the interest rate swaps resulted in a reduction of interest expense of approximately $186,000 for the three months ended March 31, 2007 and additional interest expense of approximately $29,000 for the three months ended March 31, 2006.

5.   Due to Unconsolidated Affiliate

On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the “Green Valley Facility”). Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving facility and term loan, as well as an equal distribution to the partners, which was comprised of approximately $185 million in distributions to each partner and a $100 million promissory note from each member for a total of approximately $570 million. The $100 million promissory note is at a rate of 7% and matures on February 15, 2012.

6.   Stockholders’ Equity

Treasury Stock

During the three months ended March 31, 2007, we repurchased 22,612 shares of our common stock for approximately $1.9 million, which were withheld to offset tax withholding obligations that occur upon vesting of restricted shares. As of March 31, 2007, we are authorized to repurchase approximately 7.5 million additional shares of our common stock.

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income”, requires companies to disclose other comprehensive income and the components of such income. Comprehensive income is the total of net income and all other nonstockholder changes in equity. We have recorded the mark-to-market valuation of our interest rate swaps and our 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch, as well as the amortization of the unrecognized pension and postretirement benefit plan liabilities as other comprehensive income. Comprehensive income was computed as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2007	2006
Net income	$23,050	$41,122
Mark-to-market valuation of interest rate swaps, net of tax	(3,193)	3,369
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	153	—
Comprehensive income	$20,010	$44,491

6.   Stockholders’ Equity (Continued)

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

The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands, unaudited):

	Three months ended March 31,
	2007	2006
Weighted average common shares outstanding (used in calculation of basic earnings per share)	54,385	64,104
Potential dilution from the assumed exercise of stock options and unvested restricted stock	1,935	1,950
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	56,320	66,054

Dividends

During the quarter ended March 31, 2007, we paid a quarterly cash dividend of $0.2875 per share to shareholders of record on February 26, 2007 for approximately $16.5 million. On May 7, 2007, we declared a quarterly cash dividend of $0.2875 per share which is payable on June 4, 2007 to shareholders of record on May 21, 2007. During the quarter ended March 31, 2006, we paid a quarterly cash dividend of $0.25 per share for approximately $16.7 million.

7.   Share-Based Compensation

In May 2005, the stockholders approved and we adopted the 2005 Stock Compensation Plan (the “2005 Plan”) which provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards (collectively, the “Awards”). Individuals eligible to receive Awards under the 2005 Plan include employees, directors and independent contractors of the Company. New shares are issued upon option exercise or restricted stock awards. Each share grant subject to an award of restricted stock, restricted stock unit or other stock award shall reduce the shares available for grant by 1.9 shares. See Note 11 of the Company’s consolidated financial statements in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, for additional information related to the Company’s share-based compensation plan.

Summarized information under the 2005 Plan for the three months ended March 31, 2007, is as follows (unaudited):

	Options	Weighted average exercise price	Restricted Shares	Weighted average grant date fair value	Total
Outstanding at December 31, 2006	2,187,107	$12.07	3,027,354	$52.12	5,214,461
Granted	—	—	—	—	—
Exercised/Lapsed	(44,850)	$12.01	(250,990)	$43.59	(295,840)
Canceled	—	—	—	—	—
Outstanding at March 31, 2007	2,142,257	$12.07	2,776,364	$52.89	4,918,621
Exercisable at March 31, 2007	2,100,757	$11.91
Available for grant at March 31, 2007					1,107,347

7.   Share-Based Compensation (Continued)

The weighted average remaining contractual term for options outstanding at March 31, 2007 is 4.4 years. For options exercisable at March 31, 2007 the remaining weighted average contractual term is 4.3 years.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. At March 31, 2007, the aggregate intrinsic value of stock options outstanding was $159.6 million and the aggregate intrinsic value of stock options exercisable was $156.8 million. Total intrinsic value of stock options exercised was $3.3 million and $2.7 million for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, we had unearned share-based compensation of $137.8 million associated with restricted stock awards. The total fair value of restricted shares that vested for the three months ended March 31, 2007 and 2006 was $21.0 million and $5.6 million, respectively.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the market price over the exercise price of the options. For the three months ended March 31, 2007 and 2006, we reported $1.2 million and $0.8 million, respectively of excess tax benefit.

If the Merger Agreement is consummated, all outstanding stock options and unvested restricted stock awards under the 2005 Plan and Prior Plans will become vested and all related unrecognized compensation cost will be recognized during the period in which the Merger is consummated.

The following table represents where reported share-based compensation expense was classified in the accompanying condensed consolidated statements of operations (amounts in thousands, unaudited):

	Three months ended March 31,
	2007	2006
Casino expense	$93	$62
Food & beverage expense	—	17
Selling, general & administrative	758	454
Corporate	4,039	4,046
Development	547	517
Preopening	66	125
Total share-based compensation	5,503	5,221
Tax benefit	(1,926)	(1,827)
Total share-based compensation, net of tax	$3,577	$3,394

8.   Future Development

Las Vegas Development

Red Rock

In April 2007, we completed a bowling center as part of a $60 million to $65 million phase III master-planned expansion of Red Rock, which will also include an expansion of the west parking garage. Construction of the parking garage expansion is still underway. Approximately $39.5 million had been incurred as of March 31, 2007.

Fiesta Henderson Expansion

In August 2006, we opened a parking garage, a remodeled and expanded race and sports book and added new slot machines as part of a $75 million phase II master-planned expansion at Fiesta Henderson.

8.   Future Development (Continued)

The movie theater complex is still under construction. Approximately $59.5 million had been incurred on the expansion as of March 31, 2007.

Green Valley Ranch Expansion

In October 2006, we opened an additional parking garage, a new race and sports book, a new poker room and two new restaurants as part of the $115 million phase III master-planned expansion at Green Valley Ranch. An entertainment lounge is still under construction. Approximately $103.3 million had been incurred on the expansion as of March 31, 2007.

Aliante Station

In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We will develop and manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include a hotel, casino, multiple full-service restaurants and a multi-screen movie theater complex. Construction on Aliante Station began in February 2007. Pursuant to the terms of the agreement, in January 2006, we contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture. As of March 31, 2007, we have contributed an additional $11.0 million to fund design and development costs.

Rancho Road

In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC (“FBLV”). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road behind Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment (excluding non-restricted gaming) project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of March 31, 2007, we have contributed an additional $7.4 million to fund design and development costs.

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

8.   Future Development (Continued)

In August 2003, we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In August 2005, we purchased 180 acres of the optioned property and an additional 90 acres. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the Department of Interior (“DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of March 31, 2007, we had advanced approximately $133.6 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the FIGR project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of March 31, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of March 31, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of March 31, 2007, we had advanced approximately $35.1 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 146 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include slot machines, table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the notification of a gaming

8.   Future Development (Continued)

compact by the Governor of the State of Michigan, the DOI taking the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake’s motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 146-acre site into trust on January 5, 2007, if the plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties’ motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date. On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle plaintiffs to any relief on the four issues raised in the Complaint, and granted the parties’ motion to dismiss or, in the alternative for summary judgment (the “Dispositive Motions”). On March 1, 2007, the plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the plaintiffs’ motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court’s decision granting the Dispositive Motions has been reviewed on appeal. On March 22, 2007, plaintiffs filed a notice of appeal of the District Court’s decision granting the Dispositive Motions with the United States Court of Appeals for the District of Columbia Circuit. As with all litigation, no assurances can be provided as to the outcome of that lawsuit. On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact is subject to approval by the Michigan Legislature and, if approved, will regulate gaming at Gun Lake’s proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the Michigan Legislature will approve the compact. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of March 31, 2007, we had advanced approximately $8.9 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is

8.   Future Development (Continued)

included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of March 31, 2007, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of March 31, 2007, we had advanced approximately $11.3 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. These payments will be expensed as incurred. As of March 31, 2007, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Land Held for Development

As of March 31, 2007, we had $227.3 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 220 acres in the Las Vegas valley, 188 acres in the Sacramento area near Thunder Valley and 112 acres in Reno, Nevada. The primary gaming entitled land that we own in the Las Vegas valley consists of 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as Castaways Hotel Casino and Bowling Center.

We have also acquired or are under contract to acquire approximately 74 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 55 acres have been acquired as of

8.   Future Development (Continued)

March 31, 2007. During the three months ended March 31, 2006, we incurred and expensed approximately $0.5 million to terminate various leases related to this land. In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. We have extended the date for the close of escrow to no later than January 2009. Additionally, the lease expense was reduced from $2.9 million to $1.6 million per year beginning in July 2005. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets.

Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that it will be able to secure additional, acceptable financing in order to proceed with any particular project.

9.   Retirement Plans

We have two unfunded defined benefit plans which were adopted on November 30, 1994. The Supplemental Executive Retirement Plan (the “SERP”), is for our Chief Executive Officer and President as sole participants. The Supplemental Management Retirement Plan (the “SMRP”), is for certain key executives (other than the Chief Executive Officer and President) as selected by the Governance and Compensation Committee to participate in the SMRP.

The components of the net periodic pension benefit cost related to the SERP and SMRP consist of the following (in thousands):

	Three months ended March 31,
	2007	2006
Service cost	$512	$517
Interest cost	466	420
Amortization of prior service cost	78	78
Amortization actuarial losses	159	187
Net periodic pension cost	$1,215	$1,202

10.   Income Taxes

For the three months ended March 31, 2007 and 2006, our effective tax rate was 45% and 37%, respectively. The increase in the effective tax rate is a result of merger related expenses which may not be tax deductible.

As discussed in Note 1, we adopted FIN 48 as of January 1, 2007. As a result of the adoption, we recognized a $3.0 million increase in our tax liabilities. The cumulative effect upon adoption was accounted for as a reduction to the January 1, 2007 balance of retained earnings in an amount of $0.5 million while interest upon adoption totaled $0.2 million.

The total amount of tax benefits that, if recognized in future periods, would impact the effective tax rate was $0.3 million upon adoption. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We do not anticipate any penalty assessment, associated with our FIN 48 liability. We do not anticipate any significant increases or decreases in amounts of unrecognized tax benefits in the next twelve months.

Station or our subsidiaries file income tax returns as prescribed by the laws of the jurisdictions in which it operates. We are no longer subject to U.S. federal tax examination, the only major tax jurisdiction where we file, for years before 2003.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

Overview

The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended
	March 31,		Percent
	2007	2006	change
Net revenues—total	$372,438	$292,470	27.3%
Major Las Vegas Operations(a)	335,004	254,720	31.5%
Management fees(b)	24,828	25,900	(4.1)%
Other Operations and Corporate(c)	12,606	11,850	6.4%
Operating income (loss)—total	$92,756	$79,102	17.3%
Major Las Vegas Operations(a)	91,707	85,441	7.3%
Management fees(b)	24,828	25,900	(4.1)%
Other Operations and Corporate(c)	(23,779)	(32,239)	26.2%
Cash flows provided by (used in):
Operating activities	$130,857	$64,369	103.3%
Investing activities	(43,731)	(224,835)	80.5%
Financing activities	(88,120)	151,426	(158.2)%

(a)           Includes the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock (since April 18, 2006), Fiesta Rancho and Fiesta Henderson.

(b)          Includes management fees from Thunder Valley, Green Valley Ranch, Barley’s and The Greens.

(c)           Includes the wholly owned properties of Wild Wild West, Wildfire, Magic Star, Gold Rush, Lake Mead Lounge (since October 1, 2006) and corporate and development expense.

Results of Operations

Consolidated net revenues for the three months ended March 31, 2007 increased 27.3% to $372.4 million as compared to $292.5 million for the three months ended March 31, 2006. The increase in net revenues was due primarily to the opening of Red Rock Casino Resort Spa (“Red Rock”) on April 18, 2006.

Combined net revenues from our Major Las Vegas Operations increased 31.5% to $335.0 million for the three months ended March 31, 2007 as compared to $254.7 million for the three months ended March 31, 2006. Combined net revenue from our Major Las Vegas Operations, excluding Red Rock, decreased 3% as a result of lower casino revenues at Palace Station, Boulder Station, Texas Station and Sunset Station.

Consolidated operating income increased 17.3% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase is primarily due to increased consolidated net revenues noted above. Consolidated operating margin decreased to 24.9% for the three months ended March 31, 2007 from 27.0% for the three months ended March 31, 2006 as a result of lower operating margins at Red Rock relative to the other properties. Prior experience has demonstrated that new facilities initially do not operate as efficiently as more mature facilities. As a result, the operating margins at Red Rock have been improving each quarter but have been lower than we expect them to be in future.

The following table highlights the various sources of our revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three months ended
	March 31,		Percent
	2007	2006	Change
Casino revenues	$264,695	$216,223	22.4%
Casino expenses	95,300	74,180	28.5%
Margin	64.0%	65.7%
Food and beverage revenues	$61,563	$38,871	58.4%
Food and beverage expenses	43,062	26,576	62.0%
Margin	30.1%	31.6%
Room revenues	$30,748	$17,021	80.6%
Room expenses	9,416	5,544	69.8%
Margin	69.4%	67.4%
Other revenues	$17,428	$13,972	24.7%
Other expenses	6,227	4,583	35.9%
Selling, general and administrative expenses	$61,928	$44,623	38.8%
Percent of net revenues	16.6%	15.3%
Corporate expense	$21,310	$16,287	30.8%
Percent of net revenues	5.7%	5.6%
Earnings from joint ventures	$11,516	$11,923	(3.4)%

Casino.   Casino revenues increased 22.4% to $264.7 million for the three months ended March 31, 2007 as compared to $216.2 million for the three months ended March 31, 2006. The increase in casino revenues is primarily due to the same factors affecting the combined net revenues for our Major Las Vegas Operations noted above. Casino expenses increased 28.5% to $95.3 million for the three months ended March 31, 2007 as compared to $74.2 million for the three months ended March 31, 2006, primarily due to the opening of Red Rock, which includes approximately 3,350 slot machines and over 60 table games.

Food and Beverage.   Food and beverage revenues increased 58.4% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, as a result of opening Red Rock on April 18, 2006. Food covers increased 30% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to the opening of Red Rock as noted above, which included the addition of nine restaurants in April 2006, as well as the opening of the Feast Buffet at Santa Fe Station in December 2006. Average guest check increased 9.9% for the same period. Food and beverage expenses increased 62.0% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 primarily due to the opening of Red Rock as noted above.

Room.   Room revenues increased 80.6% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Room expenses increased 69.8% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, which is due to the opening of Red Rock on April 18, 2006, with over 400 rooms and the opening of over 400 additional rooms in December 2006. Room occupancy decreased to 94% for the three months ended March 31, 2007 as compared to 98% for the three months ended March 31, 2006. The average daily room rate increased to $97 from $66 over the same period, primarily due to an average daily room rate of $199 for three months ended March 31, 2007 at Red Rock.

Other.   Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues increased 24.7% to approximately $17.4 million for the three months ended March 31, 2007 as compared to approximately $14.0 million for the three months ended March 31, 2006. The increase in other revenues is primarily due to the opening of Red Rock which includes a full-service spa and several lease outlets including a 16-screen movie theater complex.

Management Fees.   We manage Thunder Valley on behalf of the United Auburn Indian Community (the “UAIC”) and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Barley’s and The Greens and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch and 10% of EBITDA from Barley’s and The Greens. For the three months ended March 31, 2007, management fees decreased to approximately $24.8 million as compared to $25.9 million for the three months ended March 31, 2006, as a result of a decrease in results at Thunder Valley.

Selling, General and Administrative (“SG&A”).   SG&A expenses increased 38.8% to $61.9 million for the three months ended March 31, 2007 as compared to $44.6 million for the three months ended March 31, 2006. SG&A as a percentage of net revenues, increased to 16.6% for the three months ended March 31, 2007 as compared to 15.3% for the three months ended March 31, 2006. The increase is primarily related to the opening of Red Rock in April 2006.

Corporate Expense.   Corporate expense as a percentage of net revenues increased to 5.7% for the three months ended March 31, 2007 as compared to 5.6% for the three months ended March 31, 2006. Corporate expense increased 30.8% to $21.3 million for the three months ended March 31, 2007 as compared to $16.3 million for the three months ended March 31, 2006. The increase is primarily due to approximately $4.8 million in expenses related to costs associated with the Fertitta Colony Partners, LLC merger transaction.

Development Expense.   Development expense includes costs to identify potential gaming opportunities, the internal costs incurred to bring the Native American projects currently under contract to fruition and other development opportunities, which include payroll, travel and legal expenses. Development expenses for the three months ended March 31, 2007 and 2006 were approximately $2.3 million and $2.1 million, respectively.

Depreciation and Amortization.   Depreciation and amortization increased 56.7% for the three months ended March 31, 2007 to $40.2 million as compared to $25.7 million in the three months ended March 31, 2006. This increase was primarily due to the completion of phase I of Red Rock in April 2006, phase II master-planned expansion of Red Rock in January 2007, the completion of the phase III master-planned expansion at Santa Fe in December 2006 and portions of the phase II master-planned expansion at Fiesta Henderson in August 2006.

Preopening Expenses.   Preopening expenses for the three months ended March 31, 2006 were approximately $14.1 million, which include costs related to projects under development including Red Rock.

Earnings from Joint Ventures.   We own a 50% interest in various joint ventures, including Green Valley Ranch and Barley’s, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. For the three months ended March 31, 2007, we recorded approximately $11.5 million as our share of the earnings from these joint ventures as compared to approximately $11.9 million for the three months ended March 31, 2006. The decrease in earnings from joint ventures is primarily a result of the increased operating expenses experienced at Green Valley Ranch.

Interest Expense.   Interest expense, net of capitalized interest, increased 137.4% to $56.5 million in the three months ended March 31, 2007 as compared to $23.8 million in the three months ended March 31,

2006. Gross interest expense increased approximately $25.2 million due to an increase in our long-term debt by approximately $1.0 billion from March 31, 2006 to March 31, 2007, and an increase in our weighted-average cost of debt to 7.0% from 6.4% for three months ended March 31, 2007 and 2006, respectively. Capitalized interest decreased approximately $7.5 million for the three months ended March 31, 2007 primarily due to completion of phase I of Red Rock in April 2006 and the phase II master-planned expansion of Red Rock in January 2007.

Interest and Other Expense from Joint Ventures.   We recorded approximately $5.9 million and $1.6 million in interest and other expense related to our unconsolidated joint ventures for the three months ended March 31, 2007 and 2006, respectively. The increase in interest expense is the result of the new $830 million credit facility Green Valley Ranch entered into on February 16, 2007 which increased debt by $586 million as well as $0.8 million related to a loss on early retirement of debt related to the prior credit facility.

Income Tax Provision.   For the three months ended March 31, 2007 and 2006, our effective tax rate was 45% and 37%, respectively. The increase in the effective tax rate is a result of merger related expenses which may not be tax deductible.

Liquidity and Capital Resources

The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects such as Aliante and the expansions at Red Rock and Fiesta Henderson entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

During the three months ended March 31, 2007, we generated cash flows from operating activities of approximately $130.9 million. In addition, we received $285 million from Green Valley Ranch which includes a $185 million distribution and a $100 million promissory note. At March 31, 2007, we had total available borrowings of $2.0 billion under the Revolving Facility, which was reduced by borrowings of $984.4 million and various letters of credit totaling approximately $4.4 million, leaving approximately $1.0 billion available as of March 31, 2007. We had $115.9 million in cash and cash equivalents as of March 31, 2007, virtually all of which is used for day-to-day operations of our casinos.

During the three months ended March 31, 2007, total capital expenditures were $138.0 million, of which approximately $18.4 million was related to phase II expansion of Red Rock, approximately $19.6 million was related to construction of the new corporate office building, approximately $16.8 was related to phase III expansion of Red Rock, approximately $32.7 million for the purchase of land, approximately $11.5 million was for the phase III expansion at Santa Fe Station, approximately $3.3 million was for the phase II expansion at Fiesta Henderson and approximately $35.7 million was for maintenance and various other projects.

Our primary cash requirements for the remainder of 2007 are expected to include (i) approximately $30.0 million for the phase III expansion of Red Rock, (ii) approximately $18 million for the phase II expansion of Fiesta Henderson, (iii) costs associated with the Fertitta Colony Partner merger transaction (iv) payments of cash dividends, (v)  principal and interest payments on indebtedness, (vi) payments related to our existing and other potential Native American projects, (vii) maintenance and other capital expenditures, (viii) other strategic land purchases and (ix) equity contributions to joint ventures.

We believe that cash flows from operations, borrowings under our Revolving Facility and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2007. However, we are continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see “Description of Certain Indebtedness and Capital Stock”) and other applicable agreements.

It is anticipated that the funds necessary to consummate the Merger and related transactions described in Note 1 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q will be funded by new credit facilities and equity financing. Our capitalization, liquidity and capital resources will change substantially if the Merger is approved by our shareholders and the related financing transactions are completed. Upon closing of the financing transactions, we will be highly leveraged. Our liquidity requirements will be significant, primarily due to debt service and lease expense requirements and financing costs related to the indebtedness and lease expense expected to be incurred in connection with the closing of the Merger.

Off-Balance Sheet Arrangements

As of March 31, 2007, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a notional amount of $550.0 million (see “Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps”). We also have certain contractual obligations including long-term debt, operating leases, employment contracts, long-term stay on agreements, slot conversion purchases and the purchase of land. There were no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K, as amended,  for the year ended December 31, 2006.

Future Development—Las Vegas

Red Rock

In April 2007, we completed a 72-lane bowling center as part of a $60 million to $65 million phase III master-planned expansion of Red Rock, which will also include an expansion of the west parking garage. Construction of the parking garage expansion is still underway and is expected to be completed in the third quarter of 2007. Approximately $39.5 million had been incurred as of March 31, 2007.

Fiesta Henderson Expansion

In August 2006, we opened a 1,500-space parking garage, a remodeled and expanded race and sports book and added 300 additional slot machines as part of a $75 million phase II master-planned expansion at Fiesta Henderson. A 12-screen movie theater complex is still under construction and is expected to be completed in the fall of 2007. Approximately $59.5 million had been incurred on the expansion as of March 31, 2007.

Green Valley Ranch Expansion

In October 2006, we opened an additional 1,200-space parking garage, a new race and sports book, a new poker room and two new restaurants as part of the $115 million phase III master-planned expansion at Green Valley Ranch. An entertainment lounge is still under construction and is expected to open in May 2007. Approximately $103.3 million had been incurred on the expansion as of March 31, 2007.

Aliante Station

In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We will develop and manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include 200 hotel rooms, approximately 3,000 slot machines, multiple full-service restaurants and a multi-screen movie theater complex. Construction on Aliante Station began in February 2007 and is expected to be completed by the end of 2008 at a cost of approximately $650 million to $675 million. Pursuant to the terms of the agreement, in January 2006, we contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture. As of March 31, 2007, we have contributed an additional $11.0 million to fund design and development costs.

Rancho Road

In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC (“FBLV”). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road behind Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment (excluding non-restricted gaming) project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of March 31, 2007, we have contributed an additional $7.4 million to fund design and development costs.

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

In August 2003, we entered into an option to purchase 360 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In August 2005, we purchased 180 acres of the optioned property and an additional 90 acres. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (“DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (“NIGC”). Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of March 31, 2007, we had advanced approximately $133.6 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the FIGR project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of March 31, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for its 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of March 31, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of March 31, 2007, we had advanced approximately $35.1 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 146 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the notification of a gaming compact by the Governor of the State of Michigan, the DOI taking the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake’s motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 146-acre site into trust on January 5, 2007, if the plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties’ motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date. On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle plaintiffs to any relief on the four issues raised in the Complaint, and granted the parties’ motion to discuss or, in the alternative for summary judgment (the “Dispositive Motions”). On March 1, 2007, the plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the plaintiffs’ motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court’s decision granting the Dispositive Motions has been reviewed on appeal. On March 22, 2007, plaintiffs filed a notice of appeal of the District Court’s decision granting the Dispositive Motions with the United States Court of Appeals for the District of Columbia Circuit. As with all litigation, no assurances can be provided as to the outcome of that lawsuit. On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact is subject to approval by the Michigan Legislature and, if approved, will regulate gaming at Gun Lake’s proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the Michigan Legislature will approve the compact. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Mechoopda Indian Tribe

We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of March 31, 2007, we had advanced approximately $8.9 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of March 31, 2007, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of March 31, 2007 we had advanced approximately $11.3 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. These payments will be expensed as incurred. As of March 31, 2007, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

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

As of March 31, 2007, we had $227.3 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 220 acres in the Las Vegas valley, 188 acres in the Sacramento area near Thunder Valley and 112 acres in Reno, Nevada. The primary gaming entitled land that we own in the Las Vegas Valley consists of 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as Castaways Hotel Casino and Bowling Center.

We have also acquired or are under contract to acquire approximately 74 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 55 acres have been acquired as of March 31, 2007. During the three months ended March 31, 2006, we incurred and expensed approximately $0.5 million to terminate various leases related to this land. In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. We have extended the date for the close of escrow to no later than January 2009. Additionally, the lease expense was reduced from $2.9 million to $1.6 million per year beginning in July 2005. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets.

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

Description of Certain Indebtedness and Capital Stock

Revolving Facility

In December 2005, we increased our availability under our revolving credit facility (the “Revolving Facility”) from $1.0 billion to $2.0 billion and extended the maturity by one year to December 2010. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of March 31, 2007, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%. The maximum margin for Eurodollar Rate borrowings is 2.25%. The maximum margin for Alternate Base Rate borrowings is 1.00%. As of March 31, 2007, the fee for the unfunded portion of the Revolving Facility was 0.50%.

The Revolving Facility contains certain financial and other covenants, some of which were amended in June and September 2006. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 4.00 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.25 to 1.00 for each quarter. As of March 31, 2007, the Borrowers’ funded debt to Adjusted EBITDA ratio was 2.20 to 1.00 and the fixed charge coverage ratio was 1.54 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 7.00 to 1.00 through June 30, 2007, which reduces to 6.75 to 1.00 on September 30, 2007 through June 30, 2008, to 6.50 to 1.00 on September 30, 2008 through December 31, 2008, to 5.75 to 1.00 on March 31, 2009 through December 31, 2009 and to 5.00 to 1.00 on March 31, 2010. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness, stock repurchases and investments. As of March 31, 2007, our consolidated funded debt to Adjusted EBITDA ratio was 5.73 to 1.00. We have pledged the stock of all of our major subsidiaries.

Senior and Senior Subordinated Notes

The indentures (the “Indentures”) governing our senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit us and our subsidiaries’ ability to incur additional debt. At March 31, 2007, our Consolidated Coverage Ratio (as defined in the Indentures)

was 2.36 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

Interest Rate Swaps

We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of March 31, 2007, we have interest rate swaps with a combined notional amount of $550.0 million. We entered into a fair value hedge interest rate swap with a notional amount of $50.0 million tied directly to our 6% senior notes converting a portion of our fixed-rate debt to a floating-rate based upon three-month LIBOR rates, terminating in April 2012. This interest rate swap qualifies for the “shortcut” method allowed under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and as amended by SFAS 138 and 149, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS 133, we recorded a liability of $1.9 million and $2.2 million as of March 31, 2007 and December 31, 2006, respectively, representing the fair value of the interest rate swap and a corresponding decrease in long-term debt, as this interest rate swap is considered highly effective under the criteria established by SFAS 133. We paid a weighted average rate based on LIBOR, which approximated 7.0% at March 31, 2007 and received a fixed rate of 6.0%.

We have entered into two cash flow hedge interest rate swaps with a notional amount of $500.0 million tied directly to our Revolving Facility converting a portion of our floating-rate debt to a fixed-rate based on three-month LIBOR rates, terminating in December 2010. As of March 31, 2007, we paid a fixed rate of 5.1% and received three-month LIBOR which approximated 5.4%. These interest rate swaps are designated and qualify as cash flow hedges resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss) with an offsetting adjustment to the carrying value of the related debt. For the three months ended March 31, 2007 and December 31, 2006, we recorded other comprehensive loss of $2.8 million and $1.4 million, respectively related to the change in market value of these interest rate swaps and a corresponding increase in long-term debt.

The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swaps. The net effect of the interest rate swaps resulted in a reduction of interest expense of $186,000 for the three months ended March 31, 2007 and additional interest expense of $29,000 for the three months ended March 31, 2006.

Green Valley Ranch Financing

On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the “Green Valley Facility”). The Green Valley Facility includes a $550 million first lien term loan due February 2014, a $250 million second lien term loan due August 2014 and a $30 million revolver due February 2012. At the time of close, the revolver was unfunded. Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving credit facility and term loan, as well as an equal distribution to the partners which, was comprised of approximately $185 million in distributions to each partner and a $100 million promissory note from each member, for a total of approximately $570 million.

Common Stock

We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 80,552,277 shares of which were issued and 23,268,363 shares of which were held in treasury as of March 31, 2007. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

Dividends

During the quarter ended March 31, 2007, we paid a quarterly cash dividend of $0.2875 per share to shareholders of record on February 26, 2007 for approximately $16.5 million. On May 7, 2007, we declared a quarterly cash dividend of $0.2875 per share which is payable on June 4, 2007 to shareholders of record on May 21, 2007. During the quarter ended March 31, 2006, we paid a quarterly cash dividend of $0.25 per share for approximately $16.7 million.

Under the Merger Agreement described in Note 1 to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q, we are prohibited from making any dividends except for normal quarterly dividends from operations until the consummation of the Merger.

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

Treasury Stock

During the three months ended March 31, 2007, we repurchased 22,612 shares of our common stock for approximately $1.9 million, which were withheld to offset tax withholding obligations that occur upon vesting of restricted shares. As of March 31, 2007, we are authorized to repurchase approximately 7.5 million additional shares of our common stock.

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

Prior to the execution of the Merger Agreement described in Note 1 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, the Special Committee took all action necessary to ensure that FCP, Merger Sub and their respective Affiliates and Associates as well as Existing Equity Holders, each as defined in the rights agreement (the “Rights Agreement”), dated as of October 6, 1997, entered into by and between Station and Continental Stock Transfer & Trust Company (“Continental”), are excepted from the definition of Acquiring Person in the Rights Agreement only to the extent each is a Beneficial Owner (as defined in the Rights Agreement) by entering into an Amendment to the Rights Agreement on February 23, 2007 (the “Amendment”), as a result of the approval, execution and delivery of the Merger Agreement or consummation of the transactions contemplated thereby.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. We present below a discussion of our policies related to share-based compensation which has been updated from the discussion in our Annual Report.

Forward-looking Statements

When used in this report and elsewhere by management from time to time, the words “believes”, “anticipates” and “expects” and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement with Fertitta Colony Partners LLC, the outcome of any legal proceedings that have been, or will be, instituted against us related to the Merger Agreement, the inability to complete the Merger due to the failure to obtain stockholder approval for the Merger or the failure to satisfy other conditions to complete the Merger, including the receipt of all regulatory approvals related to the Merger, the failure to obtain the necessary financing arrangements set forth in the debt and equity commitment letters delivered pursuant to the Merger Agreement, risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger, the ability to recognize the benefits of the Merger, the amount of the costs, fees, expenses and charges related to the Merger and the actual terms of certain financings that will be obtained for the Merger, the impact of the substantial indebtedness to be incurred to finance the consummation of the Merger, the expansion, development and acquisition projects, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

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

The following table provides information about our long-term debt at March 31, 2007 (see also “Description of Certain Indebtedness and Capital Stock”) (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Revolving Facility, weighted average interest rate of approximately 7.5%	December 2010	$2,000,000	$984,400	$984,400
6½% senior subordinated notes	February 2014	450,000	450,000	414,000
6% senior notes	April 2012	450,000	448,794	437,062
7¾% senior notes	August 2016	400,000	400,000	410,500
6 7/8% senior subordinated notes	March 2016	700,000	707,278	684,250
6 5/8% senior subordinated notes	March 2018	300,000	298,589	267,750
Other debt, weighted-average interest rate of approximately 7.1%	2007-2026	9,173	9,173	9,173
Market value of interest rate swaps		840	840	840
Total		$4,310,013	$3,299,074	$3,207,975

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	As of March 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$—	$—	$5,335	$—	$—	$2,304,661	$2,309,996
Weighted-average interest rate	—	—	6.0%	—	—	6.7%	6.7%
Variable-rate	$580	$96	$104	$984,513	$122	$2,823	$988,238
Weighted-average interest rate	8.6%	8.6%	8.6%	7.6%	8.6%	8.6%	7.6%
Interest rate swaps:
Notional amount	$—	$—	$—	$500,000	$—	$50,000	$550,000
Average payable rate	—	—	—	5.1%	—	7.0%	5.3%
Average receivable rate	—	—	—	5.4%	—	6.0%	5.4%

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

Part II—OTHER INFORMATION

Item 1.   Legal Proceedings

The Company and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting the Company. We believe that the plaintiffs’ claims are without merit and do not expect that the lawsuits will have a material adverse effect on our financial position or results of operations.

Litigation Relating to the Merger

We are aware of six lawsuits that challenge either the Merger Agreement or the proposal leading up to the Merger Agreememt. They are as follows:

On December 4, 2006, Helen Roessler filed a purported class action complaint in the District Court of Clark County, Nevada (the “District Court”), Case No. A532367, against Station, our board of directors and Parent. The complaint alleges that the defendants breached their fiduciary duties and challenges the proposed transaction as inadequate and unfair to Station’s public stockholders. The complaint seeks, among other relief, class certification of the lawsuit and an injunction against the proposed transaction. Three similar putative class actions were subsequently filed in the District Court: Goldman v. Station Casinos, Inc., et al., Case No. A532395, filed on December 4, 2006; Traynor v. Station Casinos, Inc., et al., Case No. A532407, filed on December 4, 2006; and Filhaber v. Station Casinos, Inc., et al., Case No. A532499, filed on December 5, 2006. These four actions are collectively referred to as the “Initial Lawsuits.”

On January 2, 2007, David Griffiths filed a purported class action complaint in the District Court against Station, our board of directors, Blake L. Sartini and Delise F. Sartini, Colony, Colony Capital Acquisitions, LLC (“Colony Acquisitions”) Investor and Parent. The complaint alleges that Station’s board of directors breached their fiduciary duties and the remaining defendants aided and abetted the alleged breaches of fiduciary duties in connection with the proposed transaction. The complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, declaratory relief, the imposition of a constructive trust upon the defendants, and an award of attorneys’ fees and expenses to plaintiffs.

On January 4, 2007, the District Court consolidated the Initial Lawsuits under the heading In Re Station Casino’s Shareholder Litigation and appointed lead counsel and liaison counsel in connection therewith. On January 29, 2007, plaintiff Griffiths filed a motion to vacate the District Court’s order appointing lead counsel and to establish a briefing schedule on motions to appoint lead plaintiff and lead counsel. At the March 5, 2007 hearing on this motion, the plaintiff’s motion was denied.

On February 14, 2007, the West Palm Beach Firefighters’ Pension Fund filed a purported class and derivative action complaint in District Court against Station’s board of directors, Thomas J. Barrack, Jr., Blake L. Sartini and Delise F. Sartini, Colony, Colony Acquisitions, Parent, Deutsche Bank Trust Company Americas and German American Capital Corporation. The complaint alleges, among other things, that Station breached its fiduciary duties and the remaining defendants aided and abetted the alleged breaches of fiduciary duty in connection with the proposed transaction. The complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction unless and until Station adopts and implements a fair sale process, the disclosure of all material information to Station’s stockholders, the imposition of a constructive trust upon the defendants, and an award of attorneys’ fees and expenses to plaintiffs.

All of the above-referenced actions have been consolidated into a single action under the heading In re Station Casinos Shareholder Litigation, Master Case No. A-532367, Dept. No. 13, District Court, Clark

County, Nevada. Document discovery has begun. It is anticipated that the plaintiffs in these actions may seek injunctive relief to delay or halt the proposed transaction prior to the special meeting of the Company’s stockholders at which the Company’s stockholders will be asked to consider and vote on the proposal to approve the Merger Agreement.

We believe that all of the above-referenced actions are without merit and intends to vigorously defend such actions. Additional lawsuits could be filed, and the allegations in the above lawsuits may be amended.

Item 1A.   Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. There were no material changes to those risk factors during the three months ended March 31, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended March 31, 2007 (unaudited):

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(b)	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - 31, 2007	687	$81.18	—	7,475,284
February 1 - 28, 2007	—	—	—	7,475,284
March 1 - 31, 2007	21,925	$86.13	—	7,475,284
Total	22,612	$85.98	—	7,475,284

(a)           The shares purchased by the Company during the three months ended March 31, 2007, consisted of 22,612 shares withheld to offset tax withholding obligations that occur upon vesting of the restricted shares.

(b)          On July 24, 2006, the Board of Directors authorized the Company to repurchase up to 10 million shares of its common stock.

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

STATION CASINOS, INC.,
Registrant
DATE: May 10, 2007	/s/ THOMAS M. FRIEL
Thomas M. Friel,
Executive Vice President,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

1