Form 10-Q
period 2007-06-30
STATION CASINOS INC
filed 2007-08-09
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common stock, $0.01 par value	57,260,367

STATION CASINOS, INC.

Part 1.   Financial Information

Item 1.   Financial Statements

STATION CASINOS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,149	$116,898
Receivables, net	36,313	40,762
Inventories	11,354	9,676
Prepaid gaming tax	25,167	21,519
Prepaid expenses	17,371	12,696
Total current assets	195,354	201,551
Property and equipment, net	2,696,436	2,586,473
Goodwill	154,498	154,498
Land held for development	231,351	214,374
Investments in joint ventures	151,054	253,577
Native American development costs	192,011	181,153
Other assets, net	124,698	125,070
Total assets	$3,745,402	$3,716,696
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$580	$341
Accounts payable	16,676	19,558
Construction contracts payable	49,070	58,318
Accrued expenses and other current liabilities	190,684	173,689
Total current liabilities	257,010	251,906
Long-term debt, less current portion	3,331,401	3,468,487
Due to unconsolidated affiliate	100,000	—
Deferred income tax, net	112,923	109,788
Distributions in excess of contributions and income of investment in joint venture	41,739	—
Other long-term liabilities, net	69,526	73,373
Total liabilities	3,912,599	3,903,554
Commitments and contingencies
Stockholders’ deficit:
Common stock, par value $0.01; authorized 135,000,000 shares; 80,553,077 and 80,507,427 shares issued	593	593
Treasury stock, 23,276,927 and 23,245,751 shares, at cost	(1,042,498)	(1,039,804)
Additional paid-in capital	595,920	582,739
Accumulated other comprehensive loss	(6,271)	(10,782)
Retained earnings	285,059	280,396
Total stockholders’ deficit	(167,197)	(186,858)
Total liabilities and stockholders’ deficit	$3,745,402	$3,716,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating revenues:
Casino	$256,459	$245,137	$521,154	$461,360
Food and beverage	62,865	56,276	124,428	95,147
Room	28,556	21,619	59,304	38,640
Other	19,515	17,862	36,943	31,834
Management fees	23,614	23,984	48,442	49,884
Gross revenues	391,009	364,878	790,271	676,865
Promotional allowances	(28,113)	(23,087)	(54,937)	(42,604)
Net revenues	362,896	341,791	735,334	634,261
Operating costs and expenses:
Casino	96,982	86,949	192,282	161,129
Food and beverage	43,992	41,423	87,054	67,999
Room	9,130	7,839	18,546	13,383
Other	7,493	6,820	13,720	11,403
Selling, general and administrative	60,896	58,157	122,824	102,780
Corporate	17,403	16,472	38,713	32,759
Development	1,893	2,549	4,152	4,681
Depreciation and amortization	39,975	31,363	80,197	57,027
Preopening	1,009	13,566	1,013	27,688
(Gain) loss on asset disposals, net	(1,693)	65	(1,739)	(778)
Management agreement/lease termination	3,800	—	3,800	500
	280,880	265,203	560,562	478,571
Operating income	82,016	76,588	174,772	155,690
Earnings from joint ventures	9,353	9,917	20,869	21,840
Operating income and earnings from joint ventures	91,369	86,505	195,641	177,530
Other expense:
Interest expense, net	(57,263)	(41,345)	(113,793)	(65,161)
Interest and other expense from joint ventures	(6,955)	(1,480)	(12,853)	(3,048)
	(64,218)	(42,825)	(126,646)	(68,209)
Income before income taxes	27,151	43,680	68,995	109,321
Income tax provision	(12,078)	(16,887)	(30,872)	(41,406)
Net income	$15,073	$26,793	$38,123	$67,915
Earnings per common share:
Basic	$0.28	$0.46	$0.70	$1.10
Diluted	$0.27	$0.44	$0.68	$1.07
Weighted average common shares outstanding:
Basic	54,523	58,851	54,454	61,463
Diluted	56,543	60,921	56,419	63,458
Dividends paid per common share	$0.29	$0.25	$0.58	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$38,123	$67,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,197	57,027
Excess tax benefit from exercise of stock options	(1,289)	(1,618)
Share-based compensation	11,332	11,525
Earnings from joint ventures	(8,016)	(18,792)
Distributions from joint ventures	81,776	679
Amortization of debt discount, premium and issuance costs	2,552	2,243
Changes in assets and liabilities:
Receivables, net	4,449	(27,588)
Inventories and prepaid expenses	(10,001)	(12,508)
Deferred income tax	5,001	32,676
Accounts payable	(2,882)	3,458
Accrued expenses and other current liabilities	15,748	16,754
Other, net	5,065	1,878
Total adjustments	183,932	65,734
Net cash provided by operating activities	222,055	133,649
Cash flows from investing activities:
Capital expenditures	(212,719)	(476,537)
Construction contracts payable	(9,248)	50,815
Proceeds from sale of land, property and equipment	8,091	1,517
Investments in joint ventures	(34,686)	(2,481)
Distributions in excess of earnings from joint ventures	105,768	—
Native American development costs	(10,858)	(9,882)
Other, net	(13,623)	(11,904)
Net cash used in investing activities	(167,275)	(448,472)
Cash flows from financing activities:
Borrowings under bank facility with maturity dates less than three months, net	(132,700)	792,200
Proceeds from the issuance of senior subordinated notes, net	—	298,500
Proceeds from issuance of related party promissory note	100,000	—
Exercise of stock options	560	1,098
Excess tax benefit from exercise of stock options	1,289	1,618
Debt issuance costs	(7)	(3,724)
Payment of dividends	(32,938)	(32,341)
Purchase of treasury stock	(2,694)	(737,558)
Other, net	(39)	(48)
Net cash (used in) provided by financing activities	(66,529)	319,745
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(11,749)	4,922
Balance, beginning of period	116,898	85,552
Balance, end of period	$105,149	$90,474
Supplemental cash flow disclosures:
Cash paid for interest, net of $8,972 and $18,122 capitalized, respectively	$111,431	$49,022
Cash paid for income taxes, net	$—	$29,283
Capital expenditures financed by debt	$—	$9,873
Land contributed to joint venture	$—	$47,340

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

The accompanying condensed consolidated financial statements included herein have been prepared by Station, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2006 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

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

1.   Basis of Presentation (Continued)

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

At the effective time of the Merger, each outstanding share of our common stock, including any rights associated therewith (other than shares of our common stock owned by FCP, Merger Sub, FCP Holding, Inc., a wholly-owned subsidiary of FCP (“FCP HoldCo”), Fertitta Partners or any wholly-owned subsidiary of the Company or shares of our common stock held in treasury by us) will be cancelled and converted into the right to receive $90 in cash, without interest. Following the consummation of the Merger, the Company will be privately owned through FCP HoldCo, Fertitta Partners and FCP VoteCo. Certain members of management may be granted or otherwise acquire membership interests in FCP and Fertitta Partners.

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

1.   Basis of Presentation (Continued)

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

On July 9, 2007, Station filed a definitive proxy statement and related materials with the Securities and Exchange Commission that provides details about the pending sale of the Company and the special meeting of stockholders to be held on August 13, 2007, at which holders of record at the close of business on June 14, 2007 of the Company’s common stock will be asked to consider and vote upon a proposal to approve the Merger Agreement. As a result of the Merger, if completed, our stock will no longer be publicly traded. There can be no assurances when or if the transaction will be consummated.

1.   Basis of Presentation (Continued)

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 115” that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating our options provided for under this statement and their potential impact on its financial statements when implemented. SFAS 159 is being reviewed in conjunction with the requirements of SFAS 157 discussed below.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating SFAS 157 and have not yet determined the impact adoption will have on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty of Income Taxes,” which addresses the uncertainty of income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. We have adopted FIN 48 as of January 1, 2007, as required. As a result of the adoption of FIN 48, the Company recognized a $3.0 million increase in the liability for unrecognized tax benefits. This increase has been accounted for as a reduction to the January 1, 2007 balance of retained earnings in the amount of $0.5 million. Further discussion regarding the adoption of FIN 48 can be found in Note 10.

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

	June 30,	December 31,
	2007	2006
	(unaudited)
Green Valley Ranch (50.0%)(a)	$—	$135,271
Aliante Station (50.0%)	78,285	56,812
Rancho Road (50.0%)	39,784	28,285
Palms Casino Resort (6.7%)	18,102	18,089
Sunset GV (50.0%)	8,239	8,029
Barley’s (50.0%)	3,419	3,580
The Greens (50.0%)	3,225	3,511
Investments in joint ventures	$151,054	$253,577

(a)           In February 2007, we received a distribution in excess of our investment in Green Valley Ranch resulting in a deficit of approximately $41.7 million as of June 30, 2007 which is recorded as a long-term liability on our condensed consolidated balance sheets.

Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	June 30,	December 31,
	2007	2006
	(unaudited)
Current assets	$91,273	$90,581
Property and equipment and other assets, net	1,747,976	1,394,021
Current liabilities	111,411	103,551
Long-term debt and other liabilities	1,266,808	628,788
Members’ equity	461,030	752,263

Summarized results of operations for the joint ventures is as follows (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenues	$141,430	$120,447	$279,907	$244,730
Operating costs and expenses	114,563	93,783	220,967	185,794
Operating income	26,867	26,664	58,940	58,936
Interest and other expense, net	(16,522)	(3,034)	(33,331)	(5,941)
Net income	$10,345	$23,630	$25,609	$52,995

2.   Investments in Joint Ventures (Continued)

The operating earnings from these joint ventures are shown as a separate line item on our condensed consolidated statements of operations after operating income. In addition, interest and other expense from joint ventures is shown as a separate component under other expense on our condensed consolidated statements of operations. The following table identifies the net equity earnings from joint ventures (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating earnings from joint ventures	$9,353	$9,917	$20,869	$21,840
Interest and other expense from joint ventures	(6,955)	(1,480)	(12,853)	(3,048)
Net earnings from joint ventures	$2,398	$8,437	$8,016	$18,792

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

4.   Long-term Debt

Long-term debt consists of the following (amounts in thousands):

	June 30,	December 31,
	2007	2006
	(unaudited)
Revolving credit facility, $2.0 billion limit at June 30, 2007, due December 16, 2010, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (7.3% and 7.6% at June 30, 2007 and December 31, 2006, respectively)	$1,023,100	$1,155,800
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $1.2 million and $1.3 million at June 30, 2007 and December 31, 2006, respectively	448,847	448,742
7¾% senior notes, interest payable semi-annually, principal due August 15, 2016, callable February 15, 2011	400,000	400,000
6½% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009	450,000	450,000
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized premium of $7.1 million and $7.4 million at June 30, 2007 and December 31, 2006, respectively	707,127	707,427
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $1.4 million at June 30, 2007 and December 31, 2006	298,612	298,568
Other long-term debt, weighted-average interest of 7.1% at June 30, 2007 and December 31, 2006, maturity dates ranging from 2007 to 2026	9,150	9,196
Total long-term debt	3,336,836	3,469,733
Current portion of long-term debt	(580)	(341)
Market value of interest rate swaps	(4,855)	(905)
Total long-term debt, net	$3,331,401	$3,468,487

Revolving Facility

In December 2005, we increased our availability under our revolving credit facility (the “Revolving Facility”) from $1.0 billion to $2.0 billion and extended the maturity by one year to December 2010. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of June 30, 2007, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%. The maximum margin for Eurodollar Rate borrowings is 2.25%. The maximum margin for Alternate Base Rate borrowings is 1.00%. As of June 30, 2007, the fee for the unfunded portion of the Revolving Facility was 0.30%.

The Revolving Facility contains certain financial and other covenants, some of which were amended in June and September 2006. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 4.00 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.25 to 1.00 for each quarter. As of June 30, 2007, the Borrowers’ funded debt to Adjusted EBITDA ratio was 2.28 to 1.00 and the fixed charge coverage ratio was 1.63 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 7.00 to 1.00

4.   Long-term Debt (Continued)

through June 30, 2007, which reduces to 6.75 to 1.00 on September 30, 2007 through June 30, 2008, 6.50 to 1.00 on September 30, 2008 through December 31, 2008, 5.75 to 1.00 on March 31, 2009 through December 31, 2009 and to 5.00 to 1.00 on March 31, 2010. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness, stock purchases and investments. As of June 30, 2007, our consolidated funded debt to Adjusted EBITDA ratio was 5.74 to 1.00. We have pledged the stock of all of our major subsidiaries.

Senior and Senior Subordinated Notes

The indentures (the “Indentures”) governing our senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit us and our subsidiaries’ ability to incur additional debt. At June 30, 2007, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.25 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

Interest Rate Swaps

We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of June 30, 2007, we had interest rate swaps with a combined notional amount of $550.0 million. We entered into a fair value hedge interest rate swap with a notional amount of $50.0 million tied directly to our 6% senior notes converting a portion of our fixed-rate debt to a floating rate based upon three-month LIBOR rates, terminating in April 2012. This interest rate swap qualifies for the “shortcut” method allowed under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and as amended by SFAS 138 and 149, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS 133, we recorded a liability of $2.7 million and $2.2 million as of June 30, 2007 and December 31, 2006, respectively, representing the fair value of the interest rate swap and a corresponding decrease in long-term debt, as this interest rate swap is considered highly effective under the criteria established by SFAS 133. We paid a weighted average rate based on LIBOR, which approximated 7.0% at June 30, 2007 and received a fixed rate of 6.0%.

We have entered into two cash flow hedge interest rate swaps with a notional amount of $500.0 million tied directly to our Revolving Facility converting a portion of our floating-rate debt to a fixed-rate based on three-month LIBOR rates, terminating in December 2010. We paid a fixed rate of 5.1% and received three-month LIBOR which approximated 5.4% at June 30, 2007. These interest rate swaps are designated and qualify as cash flow hedges resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss) with an offsetting adjustment to the carrying value of the related debt. As of June 30, 2007 and December 31, 2006, we recorded other comprehensive income of $2.1 million and other comprehensive loss of $1.4 million, respectively, related to the change in market value of these interest rate swaps and a corresponding decrease and increase, respectively, in long-term debt.

4.   Long-term Debt (Continued)

The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swaps. The net effect of the interest rate swaps resulted in a reduction of interest expense of approximately $172,000 and $358,000 for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006, the net effect of the interest rate swaps resulted in additional interest expense of approximately $53,000 and $82,000, respectively.

5.   Due to Unconsolidated Affiliate

On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the “Green Valley Facility”). Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving facility and term loan, as well as fund an equal distribution to the members which was comprised of approximately $185 million in distributions to each member and a $100 million promissory note from each member for a total of approximately $570 million. The $100 million promissory note is at an interest rate of 7% and matures on February 15, 2012.

6.   Stockholders’ Equity

Treasury Stock

During the three and six months ended June 30, 2007, we repurchased 8,564 and 31,176 shares, respectively, of our common stock for approximately $0.8 million and $2.7 million for the same periods, which were withheld to offset tax withholding obligations that occur upon vesting of restricted shares. As of June 30, 2007, we are authorized to repurchase approximately 7.5 million additional shares of our common stock.

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income”, requires companies to disclose other comprehensive income and the components of such income. Comprehensive income is the total of net income and all other nonstockholder changes in equity. We have recorded the mark-to-market valuation of our interest rate swaps and our 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch, as well as the unrealized gain on available-for-sale securities and the amortization of the unrecognized pension and postretirement benefit plan liabilities as other comprehensive income. Comprehensive income was computed as follows (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$15,073	$26,793	$38,123	$67,915
Mark-to-market valuation of interest rate swaps, net of tax	7,309	2,191	4,116	5,560
Unrealized gain on available-for-sale securities, net of tax	88	—	88	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	154	—	307	—
Comprehensive income	$22,624	$28,984	$42,634	$73,475

In our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, we disclosed the adoption of SFAS 158 as a component of accumulated other comprehensive income; however, the adoption was presented in the notes to the financial statements as a component of comprehensive income for the year ended December 31, 2006. We will modify our presentation in future filings to exclude the adoption of SFAS 158 as a component of comprehensive income for the year ended December 31, 2006.

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

The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding (used in calculation of basic earnings per share)	54,523	58,851	54,454	61,463
Potential dilution from the assumed exercise of stock options and unvested restricted stock	2,020	2,070	1,965	1,995
Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	56,543	60,921	56,419	63,458

Dividends

During the six months ended June 30, 2007, we paid a quarterly cash dividend of $0.2875 per share to stockholders of record on February 26, 2007 and May 21, 2007 for approximately $32.9 million. During the six months ended June 30, 2006, we paid a quarterly cash dividend of $0.25 per share to stockholders of record on February 10, 2006 and May 12, 2006 for approximately $32.3 million.

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

Summarized information under the 2005 Plan for the six months ended June 30, 2007, is as follows (unaudited):

	Options	Weighted average exercise price	Restricted Shares	Weighted average grant date fair value	Total
Outstanding at December 31, 2006	2,187,107	$12.07	3,027,354	$52.12	5,214,461
Granted	—	—	—	—	—
Exercised/Lapsed	(46,050)	$12.17	(285,690)	$46.46	(331,740)
Canceled	—	—	(400)	$64.67	(400)
Outstanding at June 30, 2007	2,141,057	$12.07	2,741,264	$52.70	4,882,321
Exercisable at June 30, 2007	2,107,357	$11.93
Available for grant at June 30, 2007					1,104,562

7.   Share-Based Compensation (Continued)

The weighted average remaining contractual term for options outstanding and exercisable at June 30, 2007 is 4.1 years.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. At June 30, 2007, the aggregate intrinsic value of stock options outstanding was $160.0 million and the aggregate intrinsic value of stock options exercisable was $157.8 million. Total intrinsic value of stock options exercised was $0.1 million and $3.3 million for the three and six months ended June 30, 2007, respectively. Total intrinsic value of stock options exercised for the three and six months ended June 30, 2006 was $2.7 million and $5.4 million, respectively.

As of June 30, 2007, we had unearned share-based compensation of $132.2 million associated with restricted stock awards. The total fair value of restricted shares that vested for the three and six months ended June 30, 2007 was $3.0 million and $24.0 million, respectively. The total fair value of restricted shares that vested for the three and six months ended June 30, 2006 was $1.3 million and $6.8 million, respectively.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the market price over the exercise price of the options. For the six months ended June 30, 2007 and 2006, we reported $1.3 million and $1.6 million, respectively, of excess tax benefit.

If the Merger Agreement described in Note 1 is consummated, all outstanding stock options and unvested restricted stock awards under the 2005 Plan and Prior Plans will become vested and all related unrecognized compensation expense will be recognized during the period in which the Merger is consummated.

The following table represents where reported share-based compensation expense was classified in the accompanying condensed consolidated statements of operations (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Casino expense	$94	$93	$187	$155
Food & beverage expense	—	31	—	48
Room expense	—	12	—	12
Selling, general & administrative	691	644	1,449	1,098
Corporate	4,005	4,665	8,044	8,711
Development	555	609	1,102	1,126
Preopening	125	16	191	141
Total share-based compensation	5,470	6,070	10,973	11,291
Tax benefit	(1,914)	(2,125)	(3,840)	(3,952)
Total share-based compensation, net of tax	$3,556	$3,945	$7,133	$7,339

8.   Future Development

Las Vegas Development

Red Rock Expansion

In April 2007, we completed a bowling center as part of a $60 million to $65 million phase III master-planned expansion of Red Rock, which will also include an expansion of the west parking garage. Construction of the parking garage expansion is still underway. Approximately $45.6 million had been incurred as of June 30, 2007.

8.   Future Development (Continued)

Fiesta Henderson Expansion

In August 2006, we opened a parking garage, a remodeled and expanded race and sports book and additional slot machines as part of a $75 million phase II master-planned expansion at Fiesta Henderson. The movie theater complex is still under construction. Approximately $66.3 million had been incurred on the expansion as of June 30, 2007.

Green Valley Ranch Expansion

In October 2006, we opened an additional parking garage, a new race and sports book, a new poker room and two new restaurants as part of the $115 million phase III master-planned expansion at Green Valley Ranch. The entertainment lounge opened in May 2007. Approximately $114.5 million had been incurred on the expansion as of June 30, 2007.

Aliante Station

In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We will develop and manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include a hotel, casino, multiple full-service restaurants and a multi-screen movie theater complex. Construction on Aliante Station began in February 2007. Pursuant to the terms of the agreement, in January 2006, we contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture. As of June  30, 2007, we have contributed an additional $23.5 million to fund design and development costs.

Rancho Road

In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC (“FBLV”). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment (excluding non-restricted gaming) project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of June 30, 2007, we have contributed an additional $12.9 million to fund design and development costs.

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

8.   Future Development (Continued)

management fee equal to 24% of the facility’s net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the Department of Interior (“DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of June 30, 2007, we had advanced approximately $134.6 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the FIGR project, which is included in our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of June 30, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of June 30, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of June 30, 2007, we had advanced approximately $36.4 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included in our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

8.   Future Development (Continued)

The proposed project will be located on approximately 146 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include slot machines, table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the Michigan legislature’s ratification of a gaming compact signed by the Governor of the State of Michigan, the DOI taking the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake’s motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 146-acre site into trust on January 5, 2007, if the plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties’ motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date. On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle plaintiffs to any relief on the four issues raised in the Complaint, and granted the parties’ motion to dismiss or, in the alternative for summary judgment (the “Dispositive Motions”). On March 1, 2007, the plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the plaintiffs’ motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court’s decision granting the Dispositive Motions has been reviewed on appeal. On March 22, 2007, plaintiffs filed a notice of appeal of the District Court’s decision granting the Dispositive Motions with the United States Court of Appeals for the District of Columbia Circuit. On May 21, 2007, the plaintiffs filed their appellate brief. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the plaintiffs filed their reply brief. The appeal has been fully briefed and the parties are awaiting a hearing date for oral arguments. As with all litigation, no assurances can be provided as to the outcome of that lawsuit.

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

8.   Future Development (Continued)

Mechoopda Indian Tribe

We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of June 30, 2007, we had advanced approximately $9.2 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included in our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of June 30, 2007, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of June 30, 2007, we had advanced approximately $11.8 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included in our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. These payments will be expensed as incurred. As of June 30, 2007, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

8.   Future Development (Continued)

Land Held for Development

As of June 30, 2007, we had $231.4 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 220 acres in the Las Vegas valley, 140 acres in the Sacramento area near Thunder Valley and 118 acres in Reno, Nevada. The primary gaming entitled land that we own in the Las Vegas valley consists of 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as Castaways Hotel Casino and Bowling Center.

We have also acquired or are under contract to acquire approximately 94 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 55 acres have been acquired as of June 30, 2007. During the six months ended June 30, 2006, we incurred and expensed approximately $0.5 million to terminate various leases related to this land. In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. We have extended the date for the close of escrow to no later than January 2009. Additionally, the lease expense was reduced from $2.9 million to $1.6 million per year beginning in July 2005. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets.

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

The components of the net periodic pension benefit cost related to the SERP and SMRP consist of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$513	$518	$1,025	$1,035
Interest cost	466	420	932	840
Amortization of prior service cost	78	78	156	156
Amortization of actuarial losses	158	186	317	373
Net periodic pension cost	$1,215	$1,202	$2,430	$2,404

10.   Income Taxes

For the three months ended June 30, 2007 and 2006 our effective tax rate was 44% and 39%, respectively. For the six months ended June 30, 2007 and 2006 our effective tax rate was 45% and 38%, respectively. The increase in the effective tax rate from the prior year is a result of expenses related to the Merger with FCP described in Note 1, which may not be tax deductible.

10.   Income Taxes (Continued)

As discussed in Note 1, we adopted FIN 48 as of January 1, 2007. As a result of the adoption, we recognized a $3.0 million increase in our tax liabilities. The cumulative effect upon adoption was accounted for as a reduction to the January 1, 2007 balance of retained earnings in an amount of $0.5 million, while interest upon adoption totaled $0.2 million.

The total amount of tax benefits that, if recognized in future periods, would impact the effective tax rate was $0.3 million upon adoption. We do not anticipate any significant increases or decreases in amounts or unrecognized tax benefits for the year ended December 31, 2007.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we had $0.2 million accrued for the payment of interest. For the three and six months ended June 30, 2007, we recognized $0.1 million and $0.2 million, respectively, in interest on income taxes. We do not anticipate any penalty assessments associated with our FIN 48 liability.

Station or our subsidiaries file income tax returns as prescribed by the laws of the jurisdictions in which it operates. We are no longer subject to U.S. federal tax examination, the only major tax jurisdiction where we file, for years before 2003.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

Overview

The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2007	2006	change	2007	2006	change
Net revenues—total	$362,896	$341,791	6.2%	$735,334	$634,261	15.9%
Major Las Vegas Operations(a)	327,141	305,256	7.2%	662,145	559,976	18.2%
Management fees(b)	23,614	23,984	(1.5)%	48,442	49,884	(2.9)%
Other operations and corporate(c)	12,141	12,551	(3.3)%	24,747	24,401	1.4%
Operating income—total	$82,016	$76,588	7.1%	$174,772	$155,690	12.3%
Major Las Vegas Operations(a)	75,966	84,813	(10.4)%	167,673	170,254	(1.5)%
Management fees(b)	23,614	23,984	(1.5)%	48,442	49,884	(2.9)%
Other operations and corporate(c)	(17,564)	(32,209)	45.5%	(41,343)	(64,448)	35.9%
Cash flows provided by (used in):
Operating activities	$91,198	$69,280	31.6%	$222,055	$133,649	66.1%
Investing activities	(123,544)	(223,637)	44.8%	(167,275)	(448,472)	62.7%
Financing activities	21,591	168,319	(87.2)%	(66,529)	319,745	(120.8)%

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

Results of Operations

Consolidated net revenues for the three months ended June 30, 2007 increased 6.2% to $362.9 million as compared to $341.8 million for the three months ended June 30, 2006. Consolidated net revenues for the six months ended June 30, 2007 increased 15.9% to $735.3 million as compared to $634.3 million for the six months ended June 30, 2006. The increase in net revenues was due primarily to revenue increases at our Major Las Vegas Operations.

Combined net revenues from our Major Las Vegas Operations increased 7.2% to $327.1 million for the three months ended June 30, 2007 as compared to $305.3 million for the three months ended June 30, 2006. Combined net revenues from our Major Las Vegas Operations increased 18.2% to $662.1 million for the six months ended June 30, 2007 as compared to $560.0 million for the six months ended June 30, 2006.  The increase is a result of the opening of Red Rock on April 18, 2006, the completion of the phase II master-planned expansion at Red Rock in December 2006, which included an additional 400 rooms, the completion of a 72-lane bowling center at Red Rock in April 2007, as well as the completion of recent expansions at Santa Fe Station and Fiesta Henderson. Combined net revenues from our Major Las Vegas Operations, excluding Red Rock, increased 2% during the three-month period ended June 30, 2007 and decreased less than 1% during the six-month period ended June 30, 2007, as compared to the same periods in the prior year.

Consolidated operating income increased 7.1% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. During the three months ended June 30, 2006 our operating income was impacted by $13.6 million of preopening expenses as compared to $1.0 million during the three months ended June 30, 2007.  In addition, during the three months ended June 30, 2007 we incurred $3.8 million in management agreement/lease termination costs and $6.1 million in costs related to the merger transaction (the “Merger”) with Fertitta Colony Partners LLC (“FCP”) described in Note 1 to the condensed consolidated financial statements, which impacted our operating margin. Excluding these items, our operating income increased 3.1% during the three months ended June 30, 2007 as compared to the same period in the prior year. Consolidated operating margin increased slightly to 22.6% for the three months ended June 30, 2007 from 22.4% for the three months ended June 30, 2006.

Consolidated operating income increased 12.3% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  During the six months ended June 30, 2006, our operating income was impacted by $27.7 million of preopening expenses as compared to $1.0 million during the six months ended June 30, 2007. In addition, we incurred $3.8 million in management agreement/lease termination costs during the six months ended June 30, 2007 as compared to $0.5 million in the six months ended June 30, 2006.  During the six months ended June 30, 2007 our operating income was also impacted by $10.9 million in costs related to the Merger. Excluding these items, our operating income increased 3.6% during the six months ended June 30, 2007 as compared to the same period last year. Consolidating operating margin decreased to 23.8% for the six months ended June 30, 2007 from 24.5% for the six months ended June 30, 2006 as a result of higher operating expenses at Santa Fe Station and Fiesta Henderson due to the recent expansions.  In addition, prior experience has demonstrated that new facilities initially do not operate as efficiently as more mature facilities.  As a result, the operating margins at Red Rock have been improving but have been lower than we expect them to be in the future.

The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended June 30,		Percent	Six months ended June 30,		Percent
	2007	2006	Change	2007	2006	Change
Casino revenues	$256,459	$245,137	4.6%	$521,154	$461,360	13.0%
Casino expenses	96,982	86,949	11.5%	192,282	161,129	19.3%
Margin	62.2%	64.5%		63.1%	65.1%
Food and beverage revenues	$62,865	$56,276	11.7%	$124,428	$95,147	30.8%
Food and beverage expenses	43,992	41,423	6.2%	87,054	67,999	28.0%
Margin	30.0%	26.4%		30.0%	28.5%
Room revenues	$28,556	$21,619	32.1%	$59,304	$38,640	53.5%
Room expenses	9,130	7,839	16.5%	18,546	13,383	38.6%
Margin	68.0%	63.7%		68.7%	65.4%
Other revenues	$19,515	$17,862	9.3%	$36,943	$31,834	16.0%
Other expenses	7,493	6,820	9.9%	13,720	11,403	20.3%
Selling, general and administrative expenses	$60,896	$58,157	4.7%	$122,824	$102,780	19.5%
Percent of net revenues	16.8%	17.0%		16.7%	16.2%
Corporate expense	$17,403	$16,472	5.7%	$38,713	$32,759	18.2%
Percent of net revenues	4.8%	4.8%		5.3%	5.2%
Earnings from joint ventures	$9,353	$9,917	(5.7)%	$20,869	$21,840	(4.4)%

Casino.   Casino revenues increased 4.6% to $256.5 million for the three months ended June 30, 2007 as compared to $245.1 million for the three months ended June 30, 2006. The increase in casino revenues is primarily due to the same factors affecting the combined net revenues for our Major Las Vegas Operations noted above. Casino expenses increased 11.5% to $97.0 million for the three months ended June 30, 2007 as compared to $86.9 million for the three months ended June 30, 2006.  The increase is primarily due to the completion of the phase II master-planned expansion at Santa Fe Station in December 2006, which included 400 additional slot machines and a remodeled and expanded race and sports book as well as the opening of the phase II master-planned expansion at Fiesta Henderson, which included an additional 350 slot machines and a remodeled and expanded sports book.

Casino revenues increased 13.0% to $521.2 million for the six months ended June 30, 2007 as compared to $461.4 million for the six months ended June 30, 2006. Casino expenses increased 19.3% to $192.3 million for the six months ended June 30, 2007 as compared to $161.1 million for the six months ended June 30, 2006. The increase in revenues and expenses is due to the expansions at Santa Fe Station and Fiesta Henderson as noted above, as well as the opening of Red Rock in April 2006, which includes over 3,400 slot machines and 60 table games.

Food and Beverage.   Food and beverage revenues increased 11.7% for the three months ended June 30, 2007 as compared to the same period in 2006 primarily due to the opening of Red Rock in April 2006 resulting in a full quarter of operations in 2007 compared to 73 days in 2006, as well as the completion of a 500-seat Feast Buffet at Santa Fe Station in December 2006. For the six months ended June 30, 2007, food and beverage revenues increased 30.8% as compared to the same period in 2006, due to the opening of Red Rock in April 2006, which included the addition of nine restaurants, and the opening of the Feast Buffet at Santa Fe Station as noted above. Food and beverage expenses increased 6.2% and 28.0% for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 due to the same factors affecting food and beverage revenue noted above. The food and beverage operating margin increased 3.6 percentage points and 1.5 percentage points for the three and six months ended June 30, 2007, respectively, as compared to the same periods in the prior year.

Food covers increased 8.2% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to the opening of the 500-seat Feast Buffet at Santa Fe Station as noted above. Food covers increased 18.2% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to the opening of Red Rock in April 2006 and the buffet at Santa Fe Station in December 2006. The average guest check increased 2.2% and 5.3%, respectively, for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 due to an increase in selected menu prices at our other operations.

Room.   Room revenues increased 32.1% and 53.5% for the three and six months ended June 30, 2007, respectively, as compared to the three and six months ended June 30, 2006. Room expenses increased 16.5% and 38.6% for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 due to the opening of Red Rock on April 18, 2006 with over 400 rooms and the opening of over 400 additional rooms in December 2006.  Room occupancy decreased to 92% for the three months ended June 30, 2007 as compared to 96% for the three months ended June 30, 2006. For the six months ended June 30, 2007 room occupancy decreased to 93%, compared to 97% for the six months ended June 30, 2006. The average daily room rate increased to $94 and $95 for the three and six months ended June 30, 2007, respectively, from $75 and $71 in the same three and six month periods, respectively, primarily due to an average daily room rate of $181 and $190 for three and six months ended June 30, 2007, respectively, at Red Rock.

Other.   Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues increased 9.3% to approximately $19.5 million for the three months ended June 30, 2007 as compared to approximately $17.9 million for the three months ended June 30,

2006, primarily due to the opening of a 72-lane bowling center at Red Rock in April 2007.  Other revenues increased 16.0% to approximately $36.9 million for the six months ended June 30, 2007 as compared to approximately $31.8 million for the six months ended June 30, 2006, primarily due to the opening of Red Rock in April 2006 with a full-service spa and several lease outlets including a 16-screen movie theater complex in addition to the opening of a 72-lane bowling center in April 2007.

Management Fees.   We manage Thunder Valley on behalf of the United Auburn Indian Community (the “UAIC”) and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Barley’s and The Greens and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) from Green Valley Ranch and 10% of EBITDA from Barley’s and The Greens. For the three months ended June 30, 2007, management fees decreased slightly to approximately $23.6 million as compared to $24.0 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, management fees decreased to approximately $48.4 million as compared to $49.9 for the six months ended June 30, 2006. The decrease is a result of lower net income at Thunder Valley offset by increases at Green Valley Ranch as a result of the recently completed expansion.

Selling, General and Administrative (“SG&A”).   SG&A expenses increased 4.7% and 19.5% for the three and six months ended June 30, 2007, respectively, compared to the same periods in the prior year primarily due to the opening of Red Rock in the second quarter of 2006 and the recently completed expansions at Santa Fe Station and Fiesta Henderson. SG&A as a percentage of net revenues decreased to 16.8% for the three months ended June 30, 2007 as compared to 17.0% for the three months ended June 30, 2006.  For the six months ended June 30, 2007, SG&A as a percentage of net revenues increased to 16.7% as compared to 16.2% for the six months ended June 30, 2006.

Corporate Expense.   Corporate expense as a percentage of net revenues remained constant at 4.8% for the three months ended June 30, 2007 and 2006. For the six months ended June 30, 2007, corporate expense as a percentage of net revenues increased to 5.3% from 5.2% for the six months ended June 30, 2006. Corporate expense increased 5.7% to $17.4 million for the three months ended June 30, 2007 as compared to $16.5 million for the three months ended June 30, 2006. Corporate expense increased 18.2% to $38.7 million for the six months ended June 30, 2007 as compared to $32.8 million for the six months ended June 30, 2006. The increase during the three and six months ended June 30, 2007 is primarily due to approximately $6.1 million and $10.9 million, respectively, in expenses related to costs associated with the Merger with FCP described in Note 1 to the condensed consolidated financial statements, which was offset by a reduction in corporate incentive compensation.

Development Expense.   Development expense includes costs to identify potential gaming opportunities, the internal costs incurred to bring the Native American projects currently under contract to fruition and other development opportunities, which include payroll, travel and legal expenses.  Development expenses for the three and six months ended June 30, 2007 were approximately $1.9 million and $4.2 million, respectively.  For the three and six months ended June 30, 2006, development expenses were approximately $2.5 million and $4.7 million, respectively.

Depreciation and Amortization.   Depreciation and amortization increased 27.5% for the three months ended June 30, 2007 to $40.0 million as compared to $31.4 million in the three months ended June 30, 2006. Depreciation and amortization increased 40.6% for the six months ended June 30, 2007 to $80.2 million as compared to $57.0 million in the six months ended June 30, 2006. The increase was due to the completion of phase I of Red Rock in April 2006, phase II of Red Rock in January 2007, the bowling center at Red Rock in April 2007, the phase III master-planned expansion at Santa Fe Station in December 2006 and portions of the phase II master-planned expansion at Fiesta Henderson in August 2006.

Preopening Expenses.   Preopening expenses for the three and six months ended June 30, 2007 were $1.0 million. Preopening expenses for the three and six months ended June 30, 2006 were approximately $13.6 million and $27.7 million, respectively, which included costs related to projects under development, including Red Rock.

Management agreement/lease termination.   During the three and six months ended June 30, 2007 we recorded $3.8 million to terminate the management agreement related to Cherry nightclub at Red Rock.

Earnings from Joint Ventures.   We own a 50% interest in various joint ventures, including Green Valley Ranch and Barley’s, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. For the three and six months ended June 30, 2007, we recorded approximately $9.4 million and $20.9 million, respectively, as our share of the earnings from these joint ventures as compared to approximately $9.9 million and $21.8 million, respectively, for the same periods in the prior year. The decrease in earnings from joint ventures for both the three and six month periods is primarily a result of $1.7 million related to our 50% portion of costs to terminate a management agreement and a lease agreement at Green Valley Ranch offset by improved operating results at Green Valley Ranch due to the recently completed expansion.

Interest Expense.   Interest expense, net of capitalized interest, increased 38.5% to $57.3 million in the three months ended June 30, 2007 as compared to $41.3 million in the three months ended June 30, 2006. Gross interest expense increased approximately $14.3 million due to an increase in our long-term debt by approximately $392 million from June 30, 2006 to June 30, 2007, and an increase in our weighted-average cost of debt to 6.9% from 6.5% for the three months ended June 30, 2007 and 2006, respectively. Capitalized interest decreased approximately $1.6 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 primarily due to the completion of the phase II master-planned expansion of Red Rock in January 2007 and the phase III master-planned expansion at Santa Fe Station in December 2006.

Interest expense, net of capitalized interest, increased 74.6% to $113.8 million in the six months ended June 30, 2007 as compared to $65.2 million in the six months ended June 30, 2006. Gross interest expense increased approximately $39.5 million due to an increase in our long-term debt as noted above. Our weighted-average cost of debt increased to 6.9% for the six months ended June 30, 2007 from 6.5% for the six months ended June 30, 2006. Capitalized interest decreased approximately $9.1 million for the six months ended June 30, 2007 as compared to the same period in the prior year primarily due to the completion of the phase I and II master-planned expansions of Red Rock in April 2006 and January 2007, respectively.

Interest and Other Expense from Joint Ventures.   We recorded approximately $7.0 million and $1.5 million in interest and other expense related to our unconsolidated joint ventures for the three months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007 and 2006, we recorded approximately $12.9 million and $3.0 million, respectively, in interest and other expense related to our unconsolidated joint ventures. The increase in interest and other expense is the result of the new $830 million credit facility Green Valley Ranch entered into on February 16, 2007 which increased debt by $586 million as well as $0.8 million related to a loss on early retirement of debt related to the prior credit facility.

Income Tax Provision.   For the three months ended June 30, 2007 and 2006 our effective tax rate was 44% and 39%, respectively.  For the six months ended June 30, 2007 and 2006 our effective tax rate was 45% and 38%, respectively. The increase in the effective tax rate is a result of expenses related to the Merger with FCP described in Note 1 to the condensed consolidated financial statements, which may not be tax deductible.

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

During the six months ended June 30, 2007, we generated cash flows from operating activities of approximately $222.1 million. In addition, we received $285 million from Green Valley Ranch which includes a $185 million distribution and a $100 million promissory note. At June 30, 2007, we had total available borrowings of $2.0 billion under the Revolving Facility, which was reduced by borrowings of $1.02 billion and various letters of credit totaling approximately $9.9 million, leaving approximately $967.0 million available as of June 30, 2007.  We had $105.1 million in cash and cash equivalents as of June 30, 2007, virtually all of which is used for day-to-day operations of our casinos.

During the six months ended June 30, 2007, total capital expenditures were $212.7 million, of which approximately $40.7 million was related to phase II and III master-planned expansions of Red Rock, approximately $38.1 million was related to construction of the new corporate office building, approximately $42.3 million was for the purchase of land, approximately $18.1 million was for the phase III master-planned expansion at Santa Fe Station, approximately $10.1 million was for the phase II master-planned expansion at Fiesta Henderson and approximately $63.4 million was for maintenance and various other projects.

Our primary cash requirements for the remainder of 2007 are expected to include (i) approximately $20.0 million for the phase III expansion of Red Rock, (ii) approximately $15.0 million for the phase II expansion of Fiesta Henderson, (iii) costs associated with the Merger transaction with FCP described in Note 1 to the condensed consolidated financial statements, (iv) payments of cash dividends, (v)  principal and interest payments on indebtedness, (vi) payments related to our existing and other potential Native American projects, (vii) maintenance and other capital expenditures, (viii) other strategic land purchases and (ix) equity contributions to joint ventures.

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

It is anticipated that the funds necessary to consummate the Merger with FCP and related transactions described in Note 1 to the condensed consolidated financial statements will be funded by new credit facilities and equity financing.  Our capitalization, liquidity and capital resources will change substantially if the Merger is approved by our stockholders and the related financing transactions are completed.  Upon closing of the financing transactions, we will be highly leveraged.  Our liquidity requirements will be significant, primarily due to debt service and lease expense requirements and financing costs related to the indebtedness and lease expense expected to be incurred in connection with the closing of the Merger.

Off-Balance Sheet Arrangements

As of June 30, 2007, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a notional amount of $550.0 million (see “Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps”). We also have certain contractual obligations including long-term debt, operating leases, employment contracts, long-term stay on agreements, slot conversion purchases and the purchase of land. There were no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

Future Development—Las Vegas

Red Rock Expansion

In April 2007, we completed a 72-lane bowling center as part of a $60 million to $65 million phase III master-planned expansion of Red Rock, which will also include an expansion of the west parking garage.  Construction of the parking garage expansion is still underway and is expected to be completed in the third quarter of 2007.  Approximately $45.6 million had been incurred as of June 30, 2007.

Fiesta Henderson Expansion

In August 2006, we opened a 1,500-space parking garage, a remodeled and expanded race and sports book and added 300 additional slot machines as part of a $75 million phase II master-planned expansion at Fiesta Henderson.  A 12-screen movie theater complex is still under construction and is expected to be completed in the fall of 2007. Approximately $66.3 million had been incurred on the expansion as of June 30, 2007.

Green Valley Ranch Expansion

In October 2006, we opened an additional 1,200-space parking garage, a new race and sports book, a new poker room and two new restaurants as part of the $115 million phase III master-planned expansion at Green Valley Ranch. The entertainment lounge opened in May 2007. Approximately $114.5 million had been incurred on the expansion as of June 30, 2007.

Aliante Station

In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We will develop and manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property’s revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include 200 hotel rooms, approximately 3,000 slot machines, multiple full-service restaurants and a multi-screen movie theater complex. Construction on Aliante Station began in February 2007 and is expected to be completed by the end of 2008. The total project cost is expected to be approximately $675 million. Pursuant to the terms of the agreement, in January 2006, we contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture. As of June 30, 2007, we have contributed an additional $23.5 million to fund design and development costs.

Rancho Road

In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC (“FBLV”). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment (excluding non-restricted gaming) project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of June 30, 2007, we have contributed an additional $12.9 million to fund design and development costs.

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

In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property.  The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco.  Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the Department of Interior (“DOI”) accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of June 30, 2007, we had advanced approximately $134.6 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the FIGR project, which is included in our condensed consolidated balance sheets.  Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR’s gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of June 30, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Gun Lake Tribe

On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company (“MPM”). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe (“Gun Lake”), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements.  We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of June 30, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of June 30, 2007, we had advanced approximately $36.4 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included in our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake’s gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project’s net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

The proposed project will be located on approximately 146 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the Michigan legislature’s ratification of a gaming compact signed by the Governor of the State of Michigan, the DOI taking the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the “Determination”) to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the “Complaint”) in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake’s motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 146-acre site into trust on January 5, 2007, if the plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties’ motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date. On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle plaintiffs to any relief on the four issues raised in the Complaint, and granted the parties’ motion to discuss or, in the alternative for summary judgment (the “Dispositive Motions”). On March 1, 2007, the plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the plaintiffs’ motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court’s decision granting the Dispositive Motions has been reviewed on appeal.  On March 22, 2007, plaintiffs filed a notice of appeal of the District Court’s decision granting the Dispositive Motions with the United States Court of Appeals for the District of Columbia Circuit.  On May 21, 2007,

the plaintiffs filed their appellate brief.  On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the plaintiffs filed their reply brief.  The appeal has been fully briefed and the parties are awaiting a hearing date for oral arguments.  As with all litigation, no assurances can be provided as to the outcome of that lawsuit.

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

Mechoopda Indian Tribe

We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the “MITCR”), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR’s gaming revenues. As of June 30, 2007, we had advanced approximately $9.2 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included in our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of June 30, 2007, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

North Fork Rancheria of Mono Indian Tribe

We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the “Mono”), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono’s gaming revenues. As of June 30, 2007 we had advanced approximately $11.8 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included in our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. These payments will be expensed as incurred.  As of June 30, 2007, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility’s net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

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

As of June 30, 2007, we had $231.4 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 220 acres in the Las Vegas valley, 140 acres in the Sacramento area near Thunder Valley and 118 acres in Reno, Nevada. The primary gaming entitled land that we own in the Las Vegas Valley consists of 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as Castaways Hotel Casino and Bowling Center.

We have also acquired or are under contract to acquire approximately 94 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 55 acres have been acquired as of June 30, 2007. During the six months ended June 30, 2006, we incurred and expensed approximately $0.5 million to terminate various leases related to this land.  In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. We have extended the date for the close of escrow to no later than January 2009. Additionally, the lease expense was reduced from $2.9 million to $1.6 million per year beginning in July 2005. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets.

Regulation and Taxes

We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and tribal gaming agency of the UAIC.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature concluded their 2007 session and there were no increases in taxes affecting the gaming industry. The Nevada Legislature meets again in 2009.

We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our operating results.

Description of Certain Indebtedness and Capital Stock

Revolving Facility

In December 2005, we increased our availability under our revolving credit facility (the “Revolving Facility”) from $1.0 billion to $2.0 billion and extended the maturity by one year to December 2010. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of June 30, 2007, the Borrowers’ margin above the Eurodollar Rate on borrowings under the Revolving Facility was 1.75%. The maximum margin for Eurodollar Rate borrowings is 2.25%. The maximum margin for Alternate Base Rate borrowings is 1.00%. As of June 30, 2007, the fee for the unfunded portion of the Revolving Facility was 0.30%.

The Revolving Facility contains certain financial and other covenants, some of which were amended in June and September 2006. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 4.00 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.25 to 1.00 for each quarter. As of June 30, 2007, the Borrowers’ funded debt to Adjusted EBITDA ratio was 2.28 to 1.00 and the fixed charge coverage ratio was 1.63 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 7.00 to 1.00 through June 30, 2007, which reduces to 6.75 to 1.00 on September 30, 2007 through June 30, 2008, 6.50 to 1.00 on September 30, 2008 through December 31, 2008, 5.75 to 1.00 on March 31, 2009 through December 31, 2009 and to 5.00 to 1.00 on March 31, 2010. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness, stock repurchases and investments. As of June 30, 2007, our consolidated funded debt to Adjusted EBITDA ratio was 5.74 to 1.00. We have pledged the stock of all of our major subsidiaries.

Senior and Senior Subordinated Notes

The indentures (the “Indentures”) governing our senior and senior subordinated notes (the “Notes”) contain certain customary financial and other covenants, which limit us and our subsidiaries’ ability to incur additional debt. At June 30, 2007, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.25 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

Interest Rate Swaps

We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of June 30, 2007, we had interest rate swaps with a combined notional amount of $550.0 million. We entered into a fair value hedge interest rate swap with a notional amount of $50.0 million tied directly to our 6% senior notes converting a portion of our fixed-rate debt to a floating-rate based upon three-month LIBOR rates, terminating in April 2012. This interest rate swap qualifies for the “shortcut” method allowed under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and as amended by SFAS 138 and 149, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS 133, we recorded a liability of $2.7 million and $2.2 million as of June 30, 2007 and December 31, 2006, respectively, representing the fair value of the interest rate swap and a corresponding decrease in long-term debt, as this interest rate swap is considered highly effective under the criteria established by SFAS 133. We paid a weighted average rate based on LIBOR, which approximated 7.0% at June 30, 2007 and received a fixed rate of 6.0%.

We have entered into two cash flow hedge interest rate swaps with a notional amount of $500.0 million tied directly to our Revolving Facility converting a portion of our floating-rate debt to a fixed-rate based on three-month LIBOR rates, terminating in December 2010. We paid a fixed rate of 5.1% and received three-month LIBOR which approximated 5.4% at June 30, 2007. These interest rate swaps are designated and qualify as cash flow hedges resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss) with an offsetting adjustment to the carrying value of the related debt. As of June 30, 2007 and December 31, 2006, we recorded other comprehensive income of $2.1 million and other comprehensive loss of $1.4 million, respectively, related to the change in market value of these interest rate swaps and a corresponding decrease and increase, respectively, in long-term debt.

The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swaps. The net effect of the interest rate swaps resulted in a reduction of interest expense of approximately $172,000 and $358,000 for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006, the net effect of the interest rate swaps resulted in additional interest expense of approximately $53,000 and $82,000, respectively.

Green Valley Ranch Financing

On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the “Green Valley Facility”). The Green Valley Facility includes a $550 million first lien term loan due February 2014, a $250 million second lien term loan due August 2014 and a $30 million revolver due February 2012. At the time of close, the revolver was unfunded. Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving credit facility and term loan, as well as fund an equal distribution to the members which, was comprised of approximately $185 million in distributions to each member and a $100 million promissory note from each member, for a total of approximately $570 million. The $100 million promissory note is at an interest rate of 7% and matures on February 15, 2012.

Common Stock

We are authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 80,553,077 shares of which were issued and 23,276,927 shares of which were held in treasury as of June 30, 2007. Each holder of our common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

Dividends

During the six months ended June 30, 2007, we paid a quarterly cash dividend of $0.2875 per share to stockholders of record on February 26, 2007 and May 21, 2007 for approximately $32.9 million. During the six months ended June 30, 2006, we paid a quarterly cash dividend of $0.25 per share to stockholders of record on February 10, 2006 and May 12, 2006 for approximately $32.3 million.

Under the Merger Agreement described in Note 1 to the condensed consolidated financial statements, we are prohibited from making any dividends except for normal quarterly dividends from operations until the consummation of the Merger.

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

Treasury Stock

During the three and six months ended June 30, 2007, we repurchased 8,564 and 31,176 shares, respectively, of our common stock for approximately $0.8 million and $2.7 million for the same periods, which were withheld to offset tax withholding obligations that occur upon vesting of restricted shares. As of June 30, 2007, we are authorized to repurchase approximately 7.5 million additional shares of our common stock.

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

Prior to the execution of the Merger Agreement described in Note 1 to the condensed consolidated financial statements, the Special Committee took all action necessary to ensure that FCP, Merger Sub and their respective Affiliates and Associates as well as Existing Equity Holders, each as defined in the rights agreement (the “Rights Agreement”), dated as of October 6, 1997, entered into by and between Station and Continental Stock Transfer & Trust Company (“Continental”), are excepted from the definition of Acquiring Person in the Rights Agreement only to the extent each is a Beneficial Owner (as defined in the Rights Agreement) by entering into an Amendment to the Rights Agreement on February 23, 2007 (the “Amendment”), as a result of the approval, execution and delivery of the Merger Agreement or consummation of the transactions contemplated thereby.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. There were no material changes to our critical accounting policies during the six months ended June 30, 2007.

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

The following table provides information about our long-term debt at June 30, 2007 (see also “Description of Certain Indebtedness and Capital Stock”) (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Revolving Facility, weighted average interest rate of approximately 7.3%	December 2010	$2,000,000	$1,023,100	$1,023,100
6% senior notes	April 2012	450,000	448,847	421,875
7 3/4% senior notes	August 2016	400,000	400,000	396,000
6 1/2% senior subordinated notes	February 2014	450,000	450,000	397,125
6 7/8% senior subordinated notes	March 2016	700,000	707,127	614,250
6 5/8% senior subordinated notes	March 2018	300,000	298,612	259,125
Other debt, weighted-average interest rate of approximately 7.1%	2007-2026	9,150	9,150	9,150
Market value of interest rate swaps		(4,855)	(4,855)	(4,855)
Total		$4,304,295	$3,331,981	$3,115,770

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	As of June 30,
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$—	$—	$5,335	$—	$—	$2,304,585	$2,309,920
Weighted-average interest rate	—	—	6.0%	—	—	6.7%	6.7%
Variable-rate	$580	$98	$106	$1,023,215	$125	$2,792	$1,026,916
Weighted-average interest rate	8.6%	8.6%	8.6%	7.3%	8.6%	8.6%	7.3%
Interest rate swaps:
Notional amount	$—	$—	$—	$500,000	$—	$50,000	$550,000
Average payable rate	—	—	—	5.1%	—	7.0%	5.3%
Average receivable rate	—	—	—	5.4%	—	6.0%	5.4%

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

Litigation Relating to the Merger

We are aware of six lawsuits that challenge either the Merger Agreement or the proposal leading up to the Merger Agreement. They are as follows:

On December 4, 2006, Helen Roessler filed a purported class action complaint in the District Court of Clark County, Nevada (the “District Court”), Case No. A532367, against Station, our Board of Directors and Fertitta Colony Partners LLC (“FCP”). The complaint alleges that the defendants breached their fiduciary duties and challenges the proposed transaction as inadequate and unfair to Station’s public stockholders. The complaint seeks, among other relief, class certification of the lawsuit and an injunction against the proposed transaction. Three similar putative class actions were subsequently filed in the District Court: Goldman v. Station Casinos, Inc., et al., Case No. A532395, filed on December 4, 2006; Traynor v. Station Casinos, Inc., et al., Case No. A532407, filed on December 4, 2006; and Filhaber v. Station Casinos, Inc., et al., Case No. A532499, filed on December 5, 2006. These four actions are collectively referred to as the “Initial Lawsuits.”

On January 2, 2007, David Griffiths filed a purported class action complaint in the District Court against Station, our Board of Directors, Blake L. Sartini and Delise F. Sartini, Colony, Colony Capital Acquisitions, LLC (“Colony Acquisitions”) and FCP. The complaint alleges that Station’s Board of Directors breached their fiduciary duties and the remaining defendants aided and abetted the alleged breaches of fiduciary duties in connection with the proposed transaction. The complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction, declaratory relief, the imposition of a constructive trust upon the defendants, and an award of attorneys’ fees and expenses to plaintiffs.

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

On February 14, 2007, the West Palm Beach Firefighters’ Pension Fund filed a purported class and derivative action complaint in District Court against Station’s Board of Directors, Thomas J. Barrack, Jr., Blake L. Sartini and Delise F. Sartini, Colony, Colony Acquisitions, FCP, Deutsche Bank Trust Company Americas and German American Capital Corporation. The complaint alleges, among other things, that Station breached its fiduciary duties and the remaining defendants aided and abetted the alleged breaches of fiduciary duty in connection with the proposed transaction. The complaint seeks, among other relief, class certification of the lawsuit, an injunction against the proposed transaction unless and until Station adopts and implements a fair sale process, the disclosure of all material information to Station’s stockholders, the imposition of a constructive trust upon the defendants, and an award of attorneys’ fees and expenses to plaintiffs.

All of the above-referenced actions have been consolidated into a single action under the heading In re Station Casinos Shareholder Litigation, Master Case No. A-532367, Dept. No. 13, District Court, Clark County, Nevada.

On June 1, 2007, the plaintiffs filed an amended consolidated class action complaint (the “Amended Complaint”) in the District Court against Station, Station’s directors, Frank J. Fertitta III, Lorenzo J. Fertitta, Blake L. Sartini and Delise F. Sartini, Colony, Colony Acquisitions and FCP. The Amended Complaint alleges that Station’s directors breached their fiduciary duties to Station and its stockholders as follows:

A.    The defendants failed to engage in a fair process that would maximize value to Station’s stockholders because the defendants put into place covenants in Station’s bond indentures that could, under certain circumstances, require a purchaser of Station not affiliated with Frank J. Fertitta III and Lorenzo J. Fertitta to redeem those bonds, put into place a stockholder rights plan and a staggered board, adopted a supermajority voting requirement in connection with any merger transaction and imposed a $160 million termination fee on Station.

B.     The process being used to sell Station is wrongful, unfair and harmful and is an attempt by the defendants to aggrandize their personal and financial positions. It does not reflect the true inherent value of Station that was known only to the defendants. This value, which far exceeds the $90.00 per share merger consideration, includes the returns from Red Rock, the Company’s Native American casino-management contracts and the expected returns from Aliante Station and other expansion projects.

C.     The directors have not and are not exercising independent business judgment and have acted and are acting to the detriment of the plaintiff class. In particular, the members of the Special Committee are not independent of Frank J. Fertitta III and Lorenzo J. Fertitta, were handpicked for Station’s Board of Directors by Frank J. Fertitta III and Lorenzo J. Fertitta, are loyal and beholden to them and will do what Frank J. Fertitta III and Lorenzo J. Fertitta tell them to do. The Special Committee failed to properly shop Station, artificially depressing the value of Station’s stock, thereby depriving plaintiffs of the right to receive the maximum value for their shares. They are taking steps to avoid competitive bidding, to cap the price of Station stock and to give FCP and other members of the buying group an unfair advantage by, among other things, failing to solicit other potential acquirers or alternative transactions.

D.    The Company’s preliminary proxy statement filed with the SEC on May 7, 2007 (the “Preliminary Proxy Statement”) misrepresented material facts and omits material information necessary for stockholders to make an informed decision concerning the transaction because, in part, it did not discuss whether the defendants considered alternative transaction forms, nor did it properly detail the sale process.

E.     The Preliminary Proxy Statement did not detail whether Bear, Stearns & Co., Inc. (“Bear Stearns”), financial advisor to the Special Committee, performed any sensitivity studies or whether it valued Station assuming Station would be split into separate operating and holding companies. The Preliminary Proxy Statement also failed to detail the proper valuation for Station, or the basis for the valuation. In addition, Bear Stearns is in a conflict position because it owns 36,639 shares of Station common stock.

The Amended Complaint also alleges that Frank J. Fertitta III, Lorenzo J. Fertitta, Blake L. Sartini, Delise F. Sartini, FCP, Colony and Colony Acquisitions knowingly aided and abetted the Company’s directors in breaching their fiduciary duties to the Company’s public stockholders.

The Amended Complaint seeks an injunction preliminarily and permanently enjoining the defendants from proceeding with, consummating or closing the proposed merger transaction, and demands that the plaintiffs be awarded their costs and disbursements incurred in connection with this action, including reasonable attorneys’ fees and reimbursement of expenses.

Station believes all of the allegations of wrongdoing in the Amended Complaint to be without merit, denies any wrongdoing, denies that information in the definitive proxy statement is false or misleading, and denies that any material information is omitted from the definitive proxy statement. In addition, Station has been advised that the other defendants named in the Amended Complaint similarly believe the allegations of wrongdoing in the Amended Complaint to be without merit, and deny any breach of duty to or other wrongdoing with respect to the plaintiff class.

In order to resolve the litigation and avoid further cost and delay, Station and the individual defendants, without admitting any wrongdoing, agreed to make certain further disclosures in the Company’s definitive proxy statement filed with the SEC on July 9, 2007, as requested by counsel for the plaintiffs in the litigation. It is anticipated that after further discovery all parties will cooperate in seeking dismissal of the litigation. Such dismissal, including an anticipated request by plaintiffs’ counsel for attorneys’ fees, will be subject to court approval.

Item 1A.                Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. There were no material changes to those risk factors during the six months ended June 30, 2007.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended June 30, 2007 (unaudited):

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(b)	Maximum number of shares that may yet be purchased under the plans or programs
April 1 – 30, 2007	4,004	$87.52	—	7,475,284
May 1 – 31, 2007	1,075	$87.60	—	7,475,284
June 1 – 30, 2007	3,485	$87.75	—	7,475,284
Total	8,564	$87.64	—	7,475,284

(a)           The shares purchased by the Company during the three months ended June 30, 2007, consisted of 8,564 shares withheld to offset tax withholding obligations that occur upon vesting of the restricted shares.

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

STATION CASINOS, INC.,
Registrant
DATE: August 9, 2007	/s/ THOMAS M. FRIEL
Thomas M. Friel,
Executive Vice President,
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)