Form 10-Q
period 2007-09-30
STATION CASINOS INC
filed 2007-11-09
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-21640

STATION CASINOS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0136443 (I.R.S. Employer Identification No.)
1505 South Pavilion Center Drive, Las Vegas, Nevada (Address of principal executive offices)
89135 (Zip Code)
(702) 495-3000 Registrant's telephone number, including area code
N/A (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐

        Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common stock, $0.01 par value	56,035,929

STATION CASINOS, INC.

INDEX

Part I.    Financial Information

Item 1.    Financial Statements

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,958	$116,898
Receivables, net	47,049	40,762
Inventories	11,271	9,676
Prepaid gaming tax	22,152	21,519
Prepaid expenses	18,410	12,696

Total current assets	197,840	201,551
Property and equipment, net	2,793,778	2,586,473
Goodwill	154,498	154,498
Land held for development	290,647	214,374
Investments in joint ventures	181,757	253,577
Native American development costs	196,691	181,153
Other assets, net	116,523	125,070

Total assets	$3,931,734	$3,716,696

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$114	$341
Accounts payable	18,414	19,558
Construction contracts payable	49,288	58,318
Accrued expenses and other current liabilities	180,035	173,689

Total current liabilities	247,851	251,906
Long-term debt, less current portion	3,626,139	3,468,487
Deferred income tax, net	133,124	109,788
Due to unconsolidated affiliate	100,000	—
Distributions in excess of contributions and income of investment in joint venture	43,816	—
Other long-term liabilities, net	71,706	73,373

Total liabilities	4,222,636	3,903,554

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 135,000,000 shares; 80,553,077 and 80,507,427 shares issued	593	593
Treasury stock, 24,516,779 and 23,245,751 shares, at cost	(1,149,935)	(1,039,804)
Additional paid-in capital	602,086	582,739
Accumulated other comprehensive loss	(16,302)	(10,782)
Retained earnings	272,656	280,396

Total stockholders' deficit	(290,902)	(186,858)

Total liabilities and stockholders' deficit	$3,931,734	$3,716,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating revenues:
Casino	$254,169	$248,836	$775,323	$710,196
Food and beverage	60,372	57,637	184,800	152,784
Room	25,223	20,867	84,527	59,507
Other	20,097	19,894	57,040	51,728
Management fees	20,999	24,299	69,441	74,183

Gross revenues	380,860	371,533	1,171,131	1,048,398
Promotional allowances	(26,732)	(25,565)	(81,669)	(68,169)

Net revenues	354,128	345,968	1,089,462	980,229

Operating costs and expenses:
Casino	98,218	93,776	290,500	254,905
Food and beverage	45,087	41,710	132,141	109,709
Room	9,464	8,584	28,010	21,967
Other	7,813	7,801	21,533	19,204
Selling, general and administrative	67,841	64,872	190,665	167,652
Corporate	15,717	12,032	54,430	44,791
Development	2,305	2,104	6,457	6,785
Depreciation and amortization	44,259	36,859	124,456	93,886
Preopening	636	(211)	1,649	27,477
Loss (gain) on asset disposals, net	140	1,458	(1,599)	680
Management agreement/lease termination	25	—	3,825	500

	291,505	268,985	852,067	747,556

Operating income	62,623	76,983	237,395	232,673
Earnings from joint ventures	8,943	9,044	29,831	30,884

Operating income and earnings from joint ventures	71,566	86,027	267,226	263,557

Other expense:
Interest expense, net	(58,320)	(52,149)	(172,113)	(117,310)
Interest and other expense from joint ventures	(7,547)	(1,842)	(20,419)	(4,890)

	(65,867)	(53,991)	(192,532)	(122,200)

Income before income taxes	5,699	32,036	74,694	141,357
Income tax provision	(1,990)	(12,807)	(32,862)	(54,213)

Net income	$3,709	$19,229	$41,832	$87,144

Earnings per common share:
Basic	$0.07	$0.35	$0.77	$1.47
Diluted	$0.07	$0.34	$0.74	$1.43
Weighted average common shares outstanding:
Basic	54,165	55,003	54,357	59,286
Diluted	56,129	56,712	56,247	61,099
Dividends declared per common share	$0.29	$0.29	$0.86	$0.79

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$41,832	$87,144

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,456	93,886
Excess tax benefit from exercise of stock options	(1,806)	(1,758)
Share-based compensation	16,981	17,856
Earnings from joint ventures,	(9,412)	(25,994)
Distributions of earnings from joint ventures	82,115	815
Amortization of debt discount, premium and issuance costs	3,946	3,456
Changes in assets and liabilities:
Receivables, net	(6,287)	(28,242)
Inventories and prepaid expenses	(7,942)	(10,679)
Deferred income tax	24,391	34,777
Accounts payable	(1,144)	7,179
Accrued expenses and other current liabilities	(9,786)	8,083
Other, net	5,740	4,555

Total adjustments	221,252	103,934

Net cash provided by operating activities	263,084	191,078

Cash flows from investing activities:
Capital expenditures	(412,144)	(680,050)
Construction contracts payable	(9,030)	15,301
Proceeds from sale of land, property and equipment	9,966	1,545
Investments in joint ventures	(66,917)	(12,502)
Distributions in excess of earnings from joint ventures	106,616	—
Native American development costs	(15,538)	(12,990)
Other, net	(3,029)	(14,109)

Net cash used in investing activities	(390,076)	(702,805)

Cash flows from financing activities:
Borrowings under bank facility with maturity dates less than three months, net	150,200	757,200
Proceeds from the issuance of senior subordinated notes, net	—	698,500
Proceeds from issuance of related party promissory note	100,000	—
Exercise of stock options	560	1,109
Excess tax benefit from exercise of stock options	1,806	1,758
Debt issuance costs	(388)	(8,349)
Payment of dividends	(32,938)	(48,891)
Purchase of treasury stock	(110,131)	(880,027)
Other, net	(57)	(93)

Net cash provided by financing activities	109,052	521,207

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(17,940)	9,480
Balance, beginning of period	116,898	85,552

Balance, end of period	$98,958	$95,032

Supplemental cash flow disclosures:
Cash paid for interest, net of $14,230 and $23,617 capitalized, respectively	$194,530	$106,858
Capital expenditures financed by debt	$3,453	$9,873
Cash dividend declared and unpaid	$16,112	$—
Cash paid for income taxes, net	$—	$34,283
Land contributed to joint venture	$—	$47,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation

        Station Casinos, Inc. (the "Company", "Station", "we", "our", "ours" or "us"), a Nevada corporation, is a gaming and entertainment company that currently owns and operates nine major hotel/casino properties (one of which is 50% owned) and seven smaller casino properties (two of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying condensed consolidated financial statements include the accounts of Station, its wholly owned subsidiaries and MPM Enterprises, LLC (which is 50% owned by Station and required to be consolidated). Investments in all other 50% or less owned affiliated companies are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

        The accompanying condensed consolidated financial statements included herein have been prepared by Station, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

        Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2006 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

  Merger Transaction

        On November 7, 2007, the Company completed its merger (the "Merger") with FCP Acquisition Sub, a Nevada corporation ("Merger Sub"), pursuant to which Merger Sub merged with and into the Company with the Company continuing as the surviving corporation. The Merger was completed pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 23, 2007 and amended as of May 4, 2007, among the Company, Fertitta Colony Partners LLC, a Nevada limited liability company ("Parent"), and Merger Sub.

        As a result of the Merger, approximately 24.1% of the issued and outstanding shares of non-voting common stock of the Company is owned by Fertitta Partners LLC, a Nevada limited liability company ("Fertitta Partners"), which is owned by affiliates of Frank J. Fertitta III, Chairman and Chief Executive Officer of Station, affiliates of Lorenzo J. Fertitta, Vice Chairman and President of Station, affiliates of Blake L. Sartini and Delise F. Sartini, and certain officers and other members of management of the Company. The remaining 75.9% of the issued and outstanding shares of non-voting common stock of the Company is owned by FCP Holding, Inc., a Nevada corporation and a wholly-owned subsidiary of Parent ("FCP HoldCo"). Parent is owned by an affiliate of Colony Capital, LLC ("Colony") and affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta. Substantially simultaneously with the consummation of the Merger, shares of voting common stock of Station were issued for nominal consideration to FCP VoteCo LLC, a Nevada limited liability company ("FCP VoteCo"), which is owned by Frank J. Fertitta III, Lorenzo J. Fertitta and Thomas J. Barrack, Jr., the Chairman and Chief Executive Officer of Colony.

        At the effective time of the Merger, each outstanding share of our common stock, including any rights associated therewith (other than shares of our common stock owned by FCP, Merger Sub, FCP Holding, Inc., a wholly-owned subsidiary of FCP ("FCP HoldCo"), Fertitta Partners or any wholly-owned subsidiary of the Company or shares of our common stock held in treasury by us) was cancelled and converted into the right to receive $90 in cash, without interest. Following the consummation of the Merger, the Company is privately owned through FCP HoldCo, Fertitta Partners and FCP VoteCo. Station common stock ceased trading on the New York Stock Exchange at market close on November 7, 2007, and will no longer be listed on any exchange or quotation system.

  Recently Issued Accounting Standards

        In February 2007, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 115" that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating our options provided for under this statement and their potential impact on its financial statements when implemented. SFAS 159 is being reviewed in conjunction with the requirements of SFAS 157 discussed below.

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating SFAS 157 and have not yet determined the impact adoption will have on the consolidated financial statements.

        In June 2006, the FASB issued Interpretation No. ("FIN") 48, "Accounting for Uncertainty of Income Taxes," which addresses the uncertainty of income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years that begin after December 15, 2006. We have adopted FIN 48 as of January 1, 2007, as required. As a result of the adoption of FIN 48, the Company recognized a $3.0 million increase in the liability for unrecognized tax benefits. This increase has been accounted for as a reduction to the January 1, 2007 balance of retained earnings in the amount of $0.5 million. Further discussion regarding the adoption of FIN 48 can be found in Note 10.

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

	September 30, 2007	December 31, 2006
	(unaudited)
Green Valley Ranch (50.0%)(a)	$—	$135,271
Aliante Station (50.0%)	102,160	56,812
Rancho Road (50.0%)	47,343	28,285
Palms Casino Resort (6.7%)	17,525	18,089
Sunset GV (50.0%)	8,315	8,029
Barley's (50.0%)	3,207	3,580
The Greens (50.0%)	3,207	3,511

Investments in joint ventures	$181,757	$253,577

(a)
In February 2007, we received a distribution in excess of our investment in Green Valley Ranch resulting in a deficit of approximately $43.8 million as of September 30, 2007 which is recorded as a long-term liability on our condensed consolidated balance sheets.

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Current assets	$103,916	$90,581
Property and equipment and other assets, net	1,815,875	1,394,021
Current liabilities	104,208	103,551
Long-term debt and other liabilities	1,311,358	628,788
Members' equity	504,225	752,263

        Summarized results of operations for the joint ventures is as follows (amounts in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net revenues	$139,929	$117,973	$419,836	$362,703
Operating costs and expenses	117,185	95,565	338,152	281,359

Operating income	22,744	22,408	81,684	81,344
Interest and other expense, net	(23,013)	(10,770)	(56,344)	(16,711)

Net (loss) income	$(269)	$11,638	$25,340	$64,633

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating earnings from joint ventures	$8,943	$9,044	$29,831	$30,884
Interest and other expense from joint ventures	(7,547)	(1,842)	(20,419)	(4,890)

Net earnings from joint ventures	$1,396	$7,202	$9,412	$25,994

3.    Management Fees

        We manage Thunder Valley on behalf of the United Auburn Indian Community (the "UAIC") and receive a management fee equal to 24% of net income (as defined in the management agreement). We are also the managing partner for Green Valley Ranch, Barley's and The Greens and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and 10% of EBITDA from Barley's and The Greens. Our management fees are included in net revenues on our condensed consolidated statements of operations.

  United Auburn Indian Community

        We have entered into a Development Services Agreement and a Management Agreement with the UAIC. Our seven-year Management Agreement was approved by the National Indian Gaming Commission (the "NIGC") and expires in June 2010. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered into by the UAIC and Placer County, California, we developed, with the UAIC, Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80 on Highway 65, in Placer County, California, near Sacramento, which opened on June 9, 2003.

4.    Long-term Debt

        Long-term debt consists of the following (amounts in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Revolving credit facility, $2.0 billion limit at September 30, 2007, due December 16, 2010, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (7.4% and 7.6% at September 30, 2007 and December 31, 2006, respectively)	$1,306,000	$1,155,800
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $1.1 million and $1.3 million at September 30, 2007 and December 31, 2006, respectively	448,900	448,742
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable February 15, 2011	400,000	400,000
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009	450,000	450,000
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized premium of $7.0 million and $7.4 million at September 30, 2007 and December 31, 2006, respectively	706,973	707,427
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $1.4 million at September 30, 2007 and December 31, 2006	298,634	298,568
Other long-term debt, weighted-average interest of 7.1% at September 30, 2007 and December 31, 2006, maturity dates ranging from 2009 to 2026	12,702	9,196

Total long-term debt	3,623,209	3,469,733
Current portion of long-term debt	(114)	(341)
Market value of interest rate swaps	3,044	(905)

Total long-term debt, net	$3,626,139	$3,468,487

  Revolving Facility

        In December 2005, we increased our availability under our revolving credit facility (the "Revolving Facility") from $1.0 billion to $2.0 billion and extended the maturity by one year to December 2010. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of September 30, 2007, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.00%. The maximum margin for Eurodollar Rate borrowings is 2.25%. The maximum margin for Alternate Base Rate borrowings is 1.00%. As of September 30, 2007, the fee for the unfunded portion of the Revolving Facility was 0.30%.

        The Revolving Facility contains certain financial and other covenants, some of which were amended in June and September 2006. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 4.00 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.25 to 1.00 for each quarter. As of September 30, 2007, the Borrowers' funded debt to Adjusted EBITDA ratio was 2.89 to 1.00 and the fixed charge coverage ratio was 1.78 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 6.75 to 1.00 through June 30, 2008, which reduces to 6.50 to 1.00 on September 30, 2008 through December 31, 2008, 5.75 to 1.00 on March 31, 2009 through December 31, 2009 and to 5.00 to 1.00 on March 31, 2010. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness, stock purchases and investments. As of September 30, 2007, our consolidated funded debt to Adjusted EBITDA ratio was 6.28 to 1.00. We have pledged the stock of all of our major subsidiaries.

        As a result of the consummation of the Merger described in Note 1, we entered into a new senior secured credit facility. See Note 11 for a detailed description of the new senior secured credit facility.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit us and our subsidiaries' ability to incur additional debt. At September 30, 2007, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.16 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

  Interest Rate Swaps

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of September 30, 2007, we had interest rate swaps with a combined notional amount of $550.0 million. We entered into a fair value hedge interest rate swap with a notional amount of $50.0 million tied directly to our 6% senior notes converting a portion of our fixed-rate debt to a floating rate based upon three-month LIBOR rates, terminating in April 2012. This interest rate swap qualifies for the "shortcut" method allowed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and as amended by SFAS 138 and 149, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument. The fair value of the $50 million fair value hedge is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS 133, we recorded a liability of $1.5 million and $2.2 million as of September 30, 2007 and December 31, 2006, respectively, representing the fair value of the interest rate swap and a corresponding decrease in long-term debt, as this interest rate swap is considered highly effective under the criteria established by SFAS 133. We paid a weighted average rate based on LIBOR, which approximated 7.0% at September 30, 2007 and received a fixed rate of 6.0%.

        We have entered into two cash flow hedge interest rate swaps with a combined notional amount of $500.0 million tied directly to our Revolving Facility converting a portion of our floating-rate debt to a fixed rate based on three-month LIBOR rates, terminating in December 2010. We paid a fixed rate of 5.1% and received three-month LIBOR which approximated 5.5% at September 30, 2007. These interest rate swaps are designated and qualify as cash flow hedges resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss) with an offsetting adjustment to the carrying value of the related debt. As of September 30, 2007 and December 31, 2006, we recorded other comprehensive loss of $4.6 million and $1.4 million, respectively, related to the change in market value of these interest rate swaps and a corresponding increase in long-term debt.

        The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swaps. The net effect of the interest rate swaps resulted in a reduction of interest expense of approximately $205,000 and $563,000 for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, the net effect of the interest rate swaps resulted in a reduction of interest expense of approximately $103,000 and $21,000, respectively.

5.    Due to Unconsolidated Affiliate

        On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the "Green Valley Facility"). Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving facility and term loan, as well as fund an equal distribution to the members which was comprised of approximately $185 million in distributions to each member and a $100 million promissory note from each member for a total of approximately $570 million. The $100 million promissory note is at an interest rate of 7% and matures on February 15, 2012.

6.    Stockholders' Equity

  Treasury Stock

        During the three and nine months ended September 30, 2007, we repurchased 1.2 million and 1.3 million shares, respectively, of our common stock for approximately $107.4 million and $110.1 million for the same periods, primarily through open market purchases. As of September 30, 2007, we are authorized to repurchase approximately 6.3 million additional shares of our common stock.

  Comprehensive Income

        SFAS 130, "Reporting Comprehensive Income", requires companies to disclose other comprehensive income and the components of such income. Comprehensive income is the total of net income and all other nonstockholder changes in equity. We have recorded the mark-to-market valuation of our interest rate swaps and our 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch, as well as the unrealized gain on available-for-sale securities and the amortization of the unrecognized pension and postretirement benefit plan liabilities as other comprehensive (loss) income. Comprehensive (loss) income was computed as follows (amounts in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$3,709	$19,229	$41,832	$87,144
Mark-to-market valuation of interest rate swaps, net of tax	(10,467)	(6,470)	(6,351)	(910)
Unrealized gain on available-for-sale securities, net of tax	282	—	370	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	154	—	461	—

Comprehensive (loss) income	$(6,322)	$12,759	$36,312	$86,234

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

  Earnings Applicable to Common Stock

        In accordance with the provisions of SFAS 128, "Earnings Per Share", basic EPS is computed by dividing net income applicable to common stock by the weighted-average common shares outstanding, excluding unvested restricted stock, during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock options and unvested restricted stock.

        The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (amounts in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding (used in calculation of basic earnings per share)	54,165	55,003	54,357	59,286
Potential dilution from the assumed exercise of stock options and unvested restricted stock	1,964	1,709	1,890	1,813

Weighted average common and common equivalent shares outstanding (used in calculation of diluted earnings per share)	56,129	56,712	56,247	61,099

        As a result of the consummation of the Merger on November 7, 2007 described in Note 1, we no longer have shares of common stock that are publicly traded. Therefore, on a prospective basis, we will no longer be presenting earnings on a per share basis.

  Dividends

        During the nine months ended September 30, 2007, we paid a quarterly cash dividend of $0.2875 per share to stockholders of record on February 26, 2007 and May 21, 2007 for approximately $32.9 million. On September 26, 2007 we declared a quarterly cash dividend of $0.2875 per share payable on October 15, 2007 to shareholders of record on October 5, 2007 which is included in accrued expenses and other current liabilities in our condensed consolidated balance sheet at September 30, 2007. During the nine months ended September 30, 2006, we paid a quarterly cash dividend of $0.25 per share to stockholders of record on February 10, 2006 and May 12, 2006 and a quarterly cash dividend of $0.2875 per share to stockholders of record on August 11, 2006 for a total of approximately $48.9 million.

7.    Share-Based Compensation

        In May 2005, the stockholders approved and we adopted the 2005 Stock Compensation Plan (the "2005 Plan") which provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards (collectively, the "Awards"). Individuals eligible to receive Awards under the 2005 Plan include employees, directors and independent contractors of the Company. New shares are issued upon option exercise or restricted stock awards. Each share grant subject to an award of restricted stock, restricted stock unit or other stock award shall reduce the shares available for grant by 1.9 shares. See Note 11 of the Company's consolidated financial statements in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, for additional information related to the Company's share-based compensation plan.

        Summarized information under the 2005 Plan for the nine months ended September 30, 2007, is as follows (unaudited):

	Options	Weighted average exercise price	Restricted Shares	Weighted average grant date fair value	Total
Outstanding at December 31, 2006	2,187,107	$12.07	3,027,354	$52.12	5,214,461
Granted	—	—	—	—	—
Exercised/Lapsed	(46,050)	$12.17	(417,823)	$46.65	(463,873)
Canceled	(400)	$16.81	(400)	$64.67	(800)

Outstanding at September 30, 2007	2,140,657	$12.06	2,609,131	$52.99	4,749,788

Exercisable at September 30, 2007	2,110,457	$11.95

Available for grant at September 30, 2007					1,104,070

        The weighted average remaining contractual term for options outstanding and exercisable at September 30, 2007 is 3.9 years and 3.8 years, respectively.

        The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. At September 30, 2007, the aggregate intrinsic value of stock options outstanding was $161.4 million and the aggregate intrinsic value of stock options exercisable was $159.4 million. Total intrinsic value of stock options exercised was zero and $3.3 million for the three and nine months ended September 30, 2007, respectively. Total intrinsic value of stock options exercised for the three and nine months ended September 30, 2006 was $30,000 and $5.4 million, respectively.

        As of September 30, 2007, we had unearned share-based compensation of $126.6 million associated with restricted stock awards. The total fair value of restricted shares that vested for the three and nine months ended September 30, 2007 was $11.6 million and $35.6 million, respectively. The total fair value of restricted shares that vested for the three and nine months ended September 30, 2006 was $8.3 million and $15.2 million, respectively.

        We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the market price over the exercise price of the options. For the nine months ended September 30, 2007 and 2006, we reported $1.8 million of excess tax benefit.

        The following table represents where reported share-based compensation expense was classified in the accompanying condensed consolidated statements of operations (amounts in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Casino expense	$93	$106	$280	$261
Food and beverage expense	—	(9)	—	39
Room expense	—	—	—	12
Selling, general & administrative	590	700	2,039	1,798
Corporate	4,005	4,723	12,049	13,434
Development	555	638	1,657	1,764
Preopening	226	33	417	174

Total share-based compensation	5,469	6,191	16,442	17,482
Tax benefit	(1,914)	(2,167)	(5,754)	(6,119)

Total share-based compensation, net of tax	$3,555	$4,024	$10,688	$11,363

        As a result of the consummation of the Merger described in Note 1, all outstanding stock options and unvested restricted stock awards under the 2005 Plan and Prior Plans vested and all related unrecognized compensation expense will be recognized in the fourth quarter of 2007.

8.    Future Development

  Las Vegas Development

  Red Rock Expansion

        In April 2007, we completed a bowling center as part of a $60 million to $65 million phase III master-planned expansion of Red Rock, which will also include an expansion of the west parking garage. Construction of portions of the parking garage expansion is still underway. Approximately $53.7 million had been incurred as of September 30, 2007.

  Fiesta Henderson Expansion

        In October 2007, we opened a multi-screen movie theater complex at Fiesta Henderson which completed the phase II master-planned expansion. The phase II master-planned expansion also included a parking garage, a remodeled and expanded race and sports book and additional slot machines which were completed in August 2006. As of September 30, 2007, we incurred approximately $76.3 million in costs related to the phase II master-planned expansion.

  Green Valley Ranch Expansion

        In May 2007, we opened the entertainment lounge completing the $115 million phase III master-planned expansion at Green Valley Ranch. The phase III master-planned expansion also included an additional parking garage, a new race and sports book, a new poker room and two new restaurants which were opened in October 2006.

  Aliante Station

        In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We will develop and manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property's revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include a hotel, casino, multiple full-service restaurants and a multi-screen movie theater complex. Construction on Aliante Station began in February 2007. Pursuant to the terms of the agreement, in January 2006, we contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture. As of September 30, 2007, we have contributed an additional $46.0 million to fund design and development costs.

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment (excluding non-restricted gaming) project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of September 30, 2007, we have contributed an additional $21.1 million to fund design and development costs.

  Native American Development

  The Federated Indians of Graton Rancheria

        We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing their project and, upon opening, we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 24% of the facility's net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the Department of Interior ("DOI") accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of September 30, 2007, we had advanced approximately $137.8 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the FIGR project, which is included in our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of September 30, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, ("MPM") a Michigan limited liability company. Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of September 30, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of September 30, 2007, we had advanced approximately $37.4 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included in our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        The proposed project will be located on approximately 146 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include slot machines, table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the Michigan legislature's ratification of a gaming compact signed by the Governor of the State of Michigan, the DOI taking the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the "Complaint") in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake's motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 146-acre site into trust on January 5, 2007, if the plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties' motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date. On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle plaintiffs to any relief on the four issues raised in the Complaint, and granted the parties' motion to dismiss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions has been reviewed on appeal. On March 22, 2007, plaintiffs filed a notice of appeal of the District Court's decision granting the Dispositive Motions with the United States Court of Appeals for the District of Columbia Circuit. On May 21, 2007, the plaintiffs filed their appellate brief. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the plaintiffs filed their reply brief. The appeal has been fully briefed and oral arguments were heard on October 19, 2007. The parties are currently waiting for the appellate court to render its decision. As with all litigation, no assurances can be provided as to the outcome of the lawsuit.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact is subject to approval by the Michigan Legislature and, if approved, will regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the Michigan Legislature will approve the compact. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR's gaming revenues. As of September 30, 2007, we had advanced approximately $9.5 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included in our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of September 30, 2007, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities.

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

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. As of September 30, 2007, we had advanced approximately $12.0 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included in our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. These payments will be expensed as incurred. As of September 30, 2007, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Land Held for Development

        As of September 30, 2007, we had $290.6 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 218 acres in the Las Vegas valley, 147 acres in northern California and 202 acres in Reno, Nevada. The primary gaming entitled land that we own in the Las Vegas valley consists of 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as Castaways Hotel Casino and Bowling Center.

        We have also acquired or are under contract to acquire approximately 85 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 66 acres have been acquired as of September 30, 2007. During the nine months ended September 30, 2006, we incurred and expensed approximately $0.5 million to terminate various leases related to this land. In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. We have extended the date for the close of escrow to no later than January 2009. Additionally, the lease expense was reduced from $2.9 million to

$1.6 million per year beginning in July 2005. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets.

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

9.    Retirement Plans

        We have two unfunded defined benefit plans which were adopted on November 30, 1994. The Supplemental Executive Retirement Plan (the "SERP"), is for our Chief Executive Officer and President as sole participants. The Supplemental Management Retirement Plan (the "SMRP"), is for certain key executives, other than the Chief Executive Officer and President, as selected by the Governance and Compensation Committee to participate in the SMRP.

        The components of the net periodic pension benefit cost related to the SERP and SMRP consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$512	$517	$1,537	$1,552
Interest cost	467	421	1,399	1,261
Amortization of prior service cost	78	77	234	233
Amortization of actuarial losses	159	187	476	560

Net periodic pension cost	$1,216	$1,202	$3,646	$3,606

10.    Income Taxes

        For the three months ended September 30, 2007 and 2006 our effective tax rate was 35% and 40%, respectively. For the nine months ended September 30, 2007 and 2006 our effective tax rate was 44% and 38%, respectively. The increase in the effective tax rate from the prior year is a result of expenses related to the Merger described in Note 1, which may not be tax deductible.

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

        We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we had $0.2 million accrued for the payment of interest. For the three and nine months ended September 30, 2007, we recognized $0.1 million and $0.2 million, respectively, in interest on income taxes. We do not anticipate any penalty assessments associated with our FIN 48 liability.

        Station or our subsidiaries file income tax returns as prescribed by the laws of the jurisdictions in which it operates. We are no longer subject to U.S. federal tax examination, the only major tax jurisdiction where we file, for years before 2004.

11.    Subsequent Events

  Merger Transaction

        As described in Note 1, the Merger was consummated on November 7, 2007 and will be accounted for as a purchase in accordance with the provisions of SFAS 141, "Business Combinations."

  Termination of Revolving Credit Facility

        In connection with the Merger, on November 7, 2007, the Company repaid in full all outstanding amounts due in connection with such repayment, under the Revolving Facility. No penalties were paid in connection with such repayments. In conjunction with the termination of the Revolving Facility, cash flow hedges with a total notional amount of $500 million were also terminated. Amounts related to these cash flow hedges that were previously recorded in other comprehensive income as well as any costs associated with their termination will be recorded in the consolidated statement of operations in the fourth quarter of 2007.

  New Credit Agreement

        Also in connection with the Merger, the Company, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility and a $250 million term loan facility. Initial borrowings in an aggregate principle amount of $510 million were used to repay a portion of the outstanding amounts under the Revolving Facility.

        Borrowings under the Credit Agreement bear interest at a rate equal to an applicable margin plus, at the Company's option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the higher of (1) the prime rate of the administrative agent, and (2) the federal funds rate plus 0.50%.

        The Company is required to repay installments on the loans under the term loan facilities in equal quarterly principal amounts of 1.00% per year, with the remaining amount payable on the Maturity Date (as hereinafter defined). Principal amounts outstanding under the revolving credit facility are due and payable in full on the Maturity Date.

        The maturity date of the term loans and revolving loans (the "Maturity Date") shall be August 7, 2012, subject to a single 15-month extension of the maturity date at the option of the Company so long as (i) no event of default has occurred under the senior secured credit facilities, (ii) the Company shall have refinanced the CMBS Loans (as hereinafter defined), and (iii) the Company's projections for such additional 15-month period reflect that the Company will be able to remain in compliance with all financial covenants applicable to such additional 15-month period after taking into account any change in the amount of rent to be paid under the Master Lease under the CMBS Loans (as hereinafter defined) during such 15-month period and after giving pro forma effect to the refinancing of the CMBS Loans.

        The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the Credit Agreement requires the Company to maintain the multiple financial covenants in connection with the Company's revolving credit facility, including maximum total leverage ratio, maximum senior secured leverage ratio, minimum interest coverage ratio and maximum annual capital expenditures. The Credit Agreement also contains certain customary affirmative covenants and certain events of default.

  CMBS Loan and Sale-Leaseback Transaction

        On November 7, 2007, a number of wholly owned unrestricted direct and indirect subsidiaries of the Company entered into a mortgage loan in the principal amount of $2.050 billion and related mezzanine financings in an aggregate principal amount of $425.0 million (collectively, the "CMBS Loans"), for the purpose of financing the consideration payable to the Company's stockholders upon consummation of the Merger and paying fees and expenses incurred in connection with the Merger.

        In connection with the financing of the CMBS Loans, certain Station subsidiaries (the "Operating Subsidiaries") entered into an amended and restated purchase and sale agreement with a wholly-owned subsidiary of Station, which immediately prior to the closing of the CMBS Loans, assigned its rights and obligations under the amended and restated purchase and sale agreement to a newly created subsidiary of the Company (the "CMBS Borrower"). Pursuant to such purchase and sale agreement, the Operating Subsidiaries' equity interests in their wholly-owned subsidiaries that owned substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") were sold to the CMBS Borrower. Immediately following such sale, such CMBS Property was leased back to the Company pursuant to a master lease with an initial term of fifteen (15) years and extension terms for an aggregate of ten (10) additional years. The Company in turn subleased each parcel of the CMBS Property back to the Operating Subsidiaries, with each such sublease having the same term as the master lease.

        The CMBS Loans will mature in November 2009, subject to three one-year extensions so long as on each extension date (i) no event of default has occurred under the loan documents for the CMBS Loans (the "CMBS Loan Documents"), (ii) acceptable hedging and/or swap arrangements in accordance with the requirements of the CMBS Loan Documents are in place and (iii) the Real Estate Borrowers have satisfied the lenders' customary administrative requirements with respect to loan extensions. Interest on the CMBS Loans is equal to the LIBOR plus 2.3% per annum. The CMBS Borrower will be required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower entered into a $1.36 billion interest rate swap agreement and purchased a $1.11 billion interest rate cap.

        The CMBS Loan Documents contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the CMBS Loan Documents require the CMBS Borrower to maintain a minimum lease coverage ratio and also contain certain customary affirmative covenants and certain events of default.

  Aliante Station Financing

        In October 2007, we completed financing for Aliante Station. The financing was completed with a group of banks and provides for borrowings up to $430 million at a margin above the LIBOR rate of up to 325 basis points. The loan requires initial equity contributions from each partner, Station and G.C. Investments, LLC (G.C. Investments, LLC being principally owned by members of the Greenspun family) of $105 million and equity contributions for a completion guarantee, if necessary, for project costs that exceed $618 million exclusive of land acquisition costs and financing costs. The completion guarantee is a joint and several obligation of each partner, with G.C. Investments, LLC's obligation collateralized.

  Purchase of Land Held for Development

        In October 2007, we purchased approximately 45 acres within a master-planned community located in Henderson, Nevada for approximately $71 million.

  Sale-Leaseback of Corporate Office Building

        On November 1, 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. Annual lease payments for the first year will be approximately $5.3 million and will increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

  Overview

        The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended September 30,			Nine months ended September 30,
			Percent change			Percent change
	2007	2006		2007	2006
Net revenues—total	$354,128	$345,968	2.4%	$1,089,462	$980,229	11.1%
Major Las Vegas Operations(a)	321,232	308,617	4.1%	983,377	868,593	13.2%
Management fees(b)	20,999	24,299	(13.6)%	69,441	74,183	(6.4)%
Other operations and corporate(c)	11,897	13,052	(8.8)%	36,644	37,453	(2.2)%
Operating income—total	$62,623	$76,983	(18.7)%	$237,395	$232,673	2.0%
Major Las Vegas Operations(a)	61,300	67,657	(9.4)%	228,973	210,483	8.8%
Management fees(b)	20,999	24,299	(13.6)%	69,441	74,183	(6.4)%
Other operations and corporate(c)	(19,676)	(14,973)	(31.4)%	(61,019)	(51,993)	(17.4)%
Cash flows provided by (used in):
Operating activities	$41,029	$57,429	(28.6)%	$263,084	$191,078	37.7%
Investing activities	(222,801)	(254,333)	12.4%	(390,076)	(702,805)	44.5%
Financing activities	175,581	201,462	(12.8)%	109,052	521,207	(79.1)%

(a)
Includes the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock (since April 18, 2006), Fiesta Rancho and Fiesta Henderson.

(b)
Includes management fees from Thunder Valley, Green Valley Ranch, Barley's and The Greens.

(c)
Includes the wholly owned properties of Wild Wild West, Wildfire, Magic Star, Gold Rush, Lake Mead Lounge (since October 1, 2006) and corporate and development expense.

  Results of Operations

        Consolidated net revenues for the three months ended September 30, 2007 increased 2.4% to $354.1 million as compared to $346.0 million for the three months ended September 30, 2006. Consolidated net revenues for the nine months ended September 30, 2007 increased 11.1% to $1.1 billion as compared to $980.2 million for the nine months ended September 30, 2006. The increase in net revenues was due primarily to revenue increases at our Major Las Vegas Operations which were offset by decreased management fees.

        Combined net revenues from our Major Las Vegas Operations increased 4.1% to $321.2 million for the three months ended September 30, 2007 as compared to $308.6 million for the three months ended September 30, 2006. The increase is a result of the completion of the phase II master-planned expansion at Red Rock in December 2006, which included an additional 400 rooms, and the completion of a 72-lane bowling center in April 2007, as well as the completion of the recent expansions at Santa Fe Station in December 2006 and Fiesta Henderson in August 2006. Combined net revenues from our Major Las Vegas Operations increased 13.2% to $983.4 million for the nine months ended September 30, 2007 as compared to $868.6 million for the nine months ended September 30, 2006. The increase is a result of the opening of Red Rock on April 18, 2006, as well as the completion of expansions at Red Rock, Santa Fe Station and

Fiesta Henderson noted above. Combined net revenues from our Major Las Vegas Operations, excluding Red Rock, decreased less than 1% during the three and nine months ended September 30, 2007 as compared to the same periods in the prior year.

        Consolidated operating income decreased 18.7% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. During the three months ended September 30, 2007 we incurred and expensed $2.2 million in costs related to the merger transaction (the "Merger") with Fertitta Colony Partners LLP ("FCP") described in Note 1 to the condensed consolidated financial statements, which impacted our operating margin. In addition, our management fee revenue decreased approximately $3.3 million, primarily due to increased operating expenses experienced at Thunder Valley. Consolidated operating margin decreased to 17.7% for the three months ended September 30, 2007 from 22.3% for the three months ended September 30, 2006 as a result of these factors as well as higher operating expenses at Santa Fe Station and Fiesta Henderson and higher depreciation expenses at Red Rock and Santa Fe Station due to the recent expansions at these properties.

        Consolidated operating income increased 2.0% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. During the nine months ended September 30, 2006, our operating income was impacted by $27.5 million of preopening expenses as compared to $1.6 million during the nine months ended September 30, 2007. In addition, we incurred $3.8 million in management agreement/lease termination costs during the nine months ended September 30, 2007 as compared to $0.5 million in the nine months ended September 30, 2006. During the nine months ended September 30, 2007 our operating income was also impacted by $13.2 million in expenses related to the Merger. Excluding these items, our operating income remained virtually unchanged during the nine months ended September 30, 2007 as compared to the same period in the prior year. Consolidating operating margin decreased to 21.8% for the nine months ended September 30, 2007 from 23.7% for the nine months ended September 30, 2006 due to increased operating and depreciation expense at Red Rock, Fiesta Henderson and Santa Fe Station related to the recent expansions at those properties offset by improving operating margins at Red Rock. Prior experience has demonstrated that new facilities initially do not operate as efficiently as more mature facilities. As a result, the operating margins at Red Rock have been improving but continue to be lower than we expect them to be in the future.

        The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2007	2006		2007	2006
Casino revenues	$254,169	$248,836	2.1%	$775,323	$710,196	9.2%
Casino expenses	98,218	93,776	4.7%	290,500	254,905	14.0%
Margin	61.4%	62.3%		62.5%	64.1%
Food and beverage revenues	$60,372	$57,637	4.7%	$184,800	$152,784	21.0%
Food and beverage expenses	45,087	41,710	8.1%	132,141	109,709	20.4%
Margin	25.3%	27.6%		28.5%	28.2%
Room revenues	$25,223	$20,867	20.9%	$84,527	$59,507	42.0%
Room expenses	9,464	8,584	10.3%	28,010	21,967	27.5%
Margin	62.5%	58.9%		66.9%	63.1%
Other revenues	$20,097	$19,894	1.0%	$57,040	$51,728	10.3%
Other expenses	7,813	7,801	0.2%	21,533	19,204	12.1%
Selling, general and administrative expenses	$67,841	$64,872	4.6%	$190,665	$167,652	13.7%
Percent of net revenues	19.2%	18.8%		17.5%	17.1%
Corporate expense	$15,717	$12,032	30.6%	$54,430	$44,791	21.5%
Percent of net revenues	4.4%	3.5%		5.0%	4.6%
Earnings from joint ventures	$8,943	$9,044	(1.1)%	$29,831	$30,884	(3.4)%

        Casino.    Casino revenues increased 2.1% to $254.2 million for the three months ended September 30, 2007 as compared to $248.8 million for the three months ended September 30, 2006. The increase in casino revenues is primarily due to the same factors affecting the combined net revenues for our Major Las Vegas Operations noted above. Casino expenses increased 4.7% to $98.2 million for the three months ended September 30, 2007 as compared to $93.8 million for the three months ended September 30, 2006. The increase is primarily due to the completion of the phase II master-planned expansion at Santa Fe Station in December 2006, which included 400 additional slot machines and a remodeled and expanded race and sports book, as well as the opening of the phase II master-planned expansion at Fiesta Henderson in August 2006, which included an additional 350 slot machines and a remodeled and expanded sports book.

        Casino revenues increased 9.2% to $775.3 million for the nine months ended September 30, 2007 as compared to $710.2 million for the nine months ended September 30, 2006. Casino expenses increased 14.0% to $290.5 million for the nine months ended September 30, 2007 as compared to $254.9 million for the nine months ended September 30, 2006. The increase in revenues and expenses is due to the expansions at Santa Fe Station and Fiesta Henderson as noted above, as well as the opening of Red Rock in April 2006, which included over 3,400 slot machines and 60 table games.

        Food and Beverage.    Food and beverage revenues increased 4.7% for the three months ended September 30, 2007 as compared to the same period in the prior year primarily due to the addition of an Asian-themed full service restaurant at Red Rock in April 2007, the completion of a 500-seat Feast Buffet at Santa Fe Station in December 2006 and the completion of a 200-seat barbeque restaurant at Santa Fe Station in April 2007. For the nine months ended September 30, 2007, food and beverage revenues increased 21.0% as compared to the same period in the prior year, due to the items noted above as well as the opening of Red Rock in April 2006, which included the addition of nine restaurants.

        Food and beverage expenses increased 8.1% and 20.4% for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006, respectively,

due to the same factors affecting food and beverage revenue noted above. The food and beverage operating margin for the three months ended September 30, 2007 decreased 2.3 percentage points as compared to the three months ended September 30, 2006 due to the opening of the barbeque restaurant at Santa Fe Station noted above. Operating margin for the nine months ended September 30, 2007 increased 0.3 percentage points compared to the same period in the prior year due to the improved operating results at Red Rock offset by lower than normal operating margins experienced at Santa Fe Station due to the recent opening of the barbeque restaurant in April 2007 and Feast Buffet in December 2006.

        The average guest check increased 8.1% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, primarily due to an increase in selected menu prices and the addition of a 500-seat Feast Buffet and 200-seat barbeque restaurant at Santa Fe Station. The average guest check increased 6.0% for the nine months ended September 30, 2007 as compared to the nine months ended September 2006 primarily due to reasons discussed above as well as the opening of Red Rock in April 2006, which included the addition of nine restaurants. Food covers for the nine months ended September 30, 2007 increased 9.1% compared to the nine months ended September 30, 2006 due to the opening of Red Rock in April 2006, as well as the completion of the Feast Buffet and barbeque restaurant at Santa Fe Station in December 2006 and April 2007, respectively.

        Room.    Room revenues increased 20.9% and 42.0% for the three and nine months ended September 30, 2007, respectively, as compared to the three and nine months ended September 30, 2006. Room expenses increased 10.3% and 27.5% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006 due to the opening of Red Rock on April 18, 2006 with over 400 rooms and the opening of over 400 additional rooms in December 2006. Room occupancy decreased to 88% for the three months ended September 30, 2007 as compared to 94% for the three months ended September 30, 2006. For the nine months ended September 30, 2007 room occupancy decreased to 92%, compared to 96% for the nine months ended September 30, 2006. The average daily room rate increased to $86 and $92 for the three and nine months ended September 30, 2007, respectively, from $71 in the same three and nine month periods in the prior year, primarily due to an average daily room rate of $161 and $181 for three and nine months ended September 30, 2007, respectively, at Red Rock. Room operating margin for the three and nine months ended September 30, 2007 increased 3.6 percentage points and 3.8 percentage points, respectively, over the same periods in the prior year due primarily to the opening of 400 additional rooms at Red Rock in December 2006.

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues increased 1.0% to approximately $20.1 million for the three months ended September 30, 2007 as compared to approximately $19.9 million for the three months ended September 30, 2006, primarily due to the opening of a 72-lane bowling center at Red Rock in April 2007. Other revenues increased 10.3% to approximately $57.0 million for the nine months ended September 30, 2007 as compared to approximately $51.7 million for the nine months ended September 30, 2006, primarily due to the opening of Red Rock in April 2006 with a full-service spa and several lease outlets including a 16-screen movie theater complex in addition to the opening of a 72-lane bowling center in April 2007.

        Management Fees.    We manage Thunder Valley on behalf of the United Auburn Indian Community (the "UAIC") and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Barley's and The Greens and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and 10% of EBITDA from Barley's and The Greens. For the three months ended September 30, 2007, management fees decreased to approximately $21.0 million as compared to $24.3 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, management fees decreased to approximately $69.4 million as compared to $74.2 million for the nine months ended September 30, 2006. The decrease is a result of lower results at Thunder Valley offset by improved results at Green Valley Ranch as a result of the recently completed expansion.

        Selling, General and Administrative ("SG&A").    SG&A expenses increased 4.6% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to the completed expansions at Santa Fe Station and Fiesta Henderson. SG&A as a percentage of net revenues increased slightly to 19.2% for the three months ended September 30, 2007 compared to 18.8% for the same period in the prior year. For the nine months ended September 30, 2007, SG&A expenses increased 13.7% as compared to the nine months ended September 30, 2007 primarily due to the opening of Red Rock in the second quarter of 2006 and the recently completed expansions at Red Rock, Santa Fe Station and Fiesta Henderson. SG&A as a percentage of net revenues increased slightly to 17.5% for the nine months ended September 30, 2007 as compared to 17.1% for the nine months ended September 30, 2006.

        Corporate Expense.    Corporate expense as a percentage of net revenues increased to 4.4% for the three months ended September 30, 2007 compared to 3.5% for the three months ended September 30, 2006. For the three months ended September 30, 2007, corporate expense increased 30.6% to $15.7 million as compared to $12.0 million for the three months ended September 30, 2006, primarily due to approximately $2.2 million in expenses related to costs associated with the Merger with FCP described in Note 1 to the condensed consolidated financial statements. For the nine months ended September 30, 2007, corporate expense as a percentage of net revenues increased to 5.0% from 4.6% for the nine months ended September 30, 2006. Corporate expense increased 21.5% to $54.4 million for the nine months ended September 30, 2007 as compared to $44.8 million for the nine months ended September 30, 2006, primarily due to $13.2 million in expenses related to costs associated with the Merger with FCP described above, offset by a reduction in corporate incentive compensation.

        Development Expense.    Development expense includes costs to identify potential gaming opportunities, the internal costs incurred to bring the Native American projects currently under contract to fruition and other development opportunities, which include payroll, travel and legal expenses. Development expenses for the three and nine months ended September 30, 2007 were approximately $2.3 million and $6.5 million, respectively. For the three and nine months ended September 30, 2006, development expenses were approximately $2.1 million and $6.8 million, respectively.

        Depreciation and Amortization.    Depreciation and amortization increased 20.1% for the three months ended September 30, 2007 to $44.3 million as compared to $36.9 million in the three months ended September 30, 2006. Depreciation and amortization increased 32.6% for the nine months ended September 30, 2007 to $124.5 million as compared to $93.9 million in the nine months ended September 30, 2006. The increase was due to the completion of phase I of Red Rock in April 2006, phase II of Red Rock in January 2007, the bowling center at Red Rock in April 2007, the phase III master-planned expansion at Santa Fe Station in December 2006 and portions of the phase II master-planned expansion at Fiesta Henderson in August 2006.

        Preopening Expenses.    Preopening expenses for the nine months ended September 30, 2007 were approximately $1.6 million and related primarily to projects under development. Preopening expenses for the nine months ended September 30, 2006 were approximately $27.5 million which included costs related to projects under development, such as Red Rock.

        Management Agreement/Lease Termination.    During the nine months ended September 30, 2007 we recorded $3.8 million in management agreement/lease termination expense primarily due to the termination of the management agreement related to Cherry nightclub at Red Rock.

        Earnings from Joint Ventures.    We own a 50% interest in various joint ventures, including Green Valley Ranch, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. For the three months ended September 30, 2007, our share of earnings from these joint ventures decreased slightly to

$8.9 million as compared to $9.0 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we recorded approximately $29.8 million as our share of earnings from these joint ventures compared to $30.9 million for the same period in the prior year. The decrease in earnings from joint ventures for the nine month period is primarily a result of our 50% portion of costs to terminate a management agreement and a lease agreement at Green Valley Ranch of $1.9 million offset by improved operating results at Green Valley Ranch due to the recently completed expansion.

        Interest Expense.    Interest expense, net of capitalized interest, increased 11.8% to $58.3 million in the three months ended September 30, 2007 as compared to $52.1 million in the three months ended September 30, 2006. Gross interest expense increased approximately $5.9 million due to an increase in our long-term debt by approximately $314 million from September 30, 2006 to September 30, 2007. Both capitalized interest and our weighted-average cost of debt remained relatively constant for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

        Interest expense, net of capitalized interest, increased 46.7% to $172.1 million in the nine months ended September 30, 2007 as compared to $117.3 million in the nine months ended September 30, 2006. Gross interest expense increased approximately $45.4 million due to an increase in our long-term debt as noted above. Our weighted-average cost of debt increased to 6.9% for the nine months ended September 30, 2007 from 6.6% for the nine months ended September 30, 2006. Capitalized interest decreased approximately $9.4 million for the nine months ended September 30, 2007 as compared to the same period in the prior year primarily due to the completion of the phase I and II master-planned expansions of Red Rock in April 2006 and January 2007, respectively.

        Interest and Other Expense from Joint Ventures.    We recorded approximately $7.5 million and $1.8 million in interest and other expense related to our unconsolidated joint ventures for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, we recorded approximately $20.4 million and $4.9 million, respectively, in interest and other expense related to our unconsolidated joint ventures. The increase in interest and other expense is the result of the new $830 million credit facility Green Valley Ranch entered into on February 16, 2007 which increased debt by $586 million as well as $0.8 million related to a loss on early retirement of debt related to the prior credit facility.

        Income Tax Provision.    For the three months ended September 30, 2007 and 2006 our effective tax rate was 35% and 40%, respectively. For the nine months ended September 30, 2007 and 2006 our effective tax rate was 44% and 38%, respectively. The increase in the effective tax rate for the nine month period is a result of expenses related to the Merger with FCP described in Note 1 to the condensed consolidated financial statements, which may not be tax deductible.

  Liquidity and Capital Resources

        The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects such as Aliante and the expansion at Red Rock entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

        During the nine months ended September 30, 2007, we generated cash flows from operating activities of approximately $263.1 million. In addition, we received $285 million from Green Valley Ranch which includes a $185 million distribution and a $100 million promissory note. At September 30, 2007, we had total available borrowings of $2.0 billion under the Revolving Facility, which was reduced by borrowings of $1.3 billion and various letters of credit totaling approximately $12.1 million, leaving approximately $681.9 million available as of September 30, 2007. We had $99.0 million in cash and cash equivalents as of September 30, 2007, virtually all of which is used for day-to-day operations of our casinos.

        During the nine months ended September 30, 2007, total capital expenditures were $415.6 million, of which approximately $157.5 million was for the purchase of land, approximately $64.2 million was related to construction of the new corporate office building, approximately $64.6 million was related to phase II and III master-planned expansions of Red Rock, approximately $20.1 million was for the phase II master-planned expansion at Fiesta Henderson, approximately $12.0 million was for the phase III master-planned expansion at Santa Fe Station and approximately $97.2 million was for maintenance and various other projects.

        Our primary cash requirements for the remainder of 2007 are expected to include (i) approximately $17.0 million for the phase III expansion of Red Rock, (ii) costs associated with the Merger transaction with FCP described in Note 1 to the condensed consolidated financial statements, (iii) approximately $16.1 million for the payment of the cash dividend declared, (iv) principal and interest payments on indebtedness, (v) payments related to our existing and other potential Native American projects, (vi) maintenance and other capital expenditures, (vii) other strategic land purchases and (viii) equity contributions to joint ventures.

        We believe that cash flows from operations, borrowings under our new Credit Agreement and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2007 and 2008. However, we are continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

  Merger Transaction

        As more fully discussed on our Form 8-K filed with the Securities and Exchange Commission on November 8, 2007, on November 7, 2007, the Company completed its merger (the "Merger") with FCP Acquisition Sub, a Nevada corporation ("Merger Sub"), pursuant to which Merger Sub merged with and into the Company with the Company continuing as the surviving corporation. The Merger was completed pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 23, 2007 and amended as of May 4, 2007, among the Company, Fertitta Colony Partners LLC, a Nevada limited liability company ("Parent"), and Merger Sub.

        As a result of the Merger, approximately 24.1% of the issued and outstanding shares of non-voting common stock of the Company is owned by Fertitta Partners LLC, a Nevada limited liability company ("Fertitta Partners"), which is owned by affiliates of Frank J. Fertitta III, Chairman and Chief Executive Officer of Station, affiliates of Lorenzo J. Fertitta, Vice Chairman and President of Station, affiliates of Blake L. Sartini and Delise F. Sartini, and certain officers and other members of management of the Company. The remaining 75.9% of the issued and outstanding shares of non-voting common stock of the Company is owned by FCP Holding, Inc., a Nevada corporation and a wholly-owned subsidiary of Parent ("FCP HoldCo"). Parent is owned by an affiliate of Colony Capital, LLC ("Colony") and affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta. Substantially simultaneously with the consummation of the Merger, shares of voting common stock of Station were issued for nominal consideration to FCP

VoteCo LLC, a Nevada limited liability company ("FCP VoteCo"), which is owned by Frank J. Fertitta III, Lorenzo J. Fertitta and Thomas J. Barrack, Jr., the Chairman and Chief Executive Officer of Colony.

        As a result of the Merger, we are highly leveraged. Our liquidity requirements are significant, primarily due to debt service and lease expense requirements and financing costs related to the indebtedness and lease expenses to be incurred in connection with the closing of the Merger. See Description of Certain Indebtedness and Capital Stock—New Credit Agreement, and Description of Certain Indebtedness and Capital Stock—CMBS Loan and Sale-Leaseback Transaction for a discussion of additional financing transactions entered into by the Company in connection with the consummation of the Merger.

  Sale-Leaseback of Corporate Office Building

        On November 1, 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. Annual lease payments for the first year will be approximately $5.3 million and will increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term.

  Off-Balance Sheet Arrangements

        As of September 30, 2007, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a notional amount of $550.0 million (see "Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps"). We also have certain contractual obligations including long-term debt, operating leases, employment contracts, long-term stay on agreements, slot conversion purchases and the purchase of land.

        In connection with the termination of the Revolving Facility described in Note 11 to the condensed consolidated financial statements, cash flow hedges with a total notional amount of $500 million were terminated. Amounts related to these cash flow hedges that were previously recorded in other comprehensive income as well as any costs associated with their termination will be recorded in the consolidated statement of operations in the fourth quarter of 2007.

Future Development—Las Vegas

  Red Rock Expansion

        In April 2007, we completed a 72-lane bowling center as part of a $60 million to $65 million phase III master-planned expansion of Red Rock, which will also include an expansion of the west parking garage. Construction of portions of the parking garage expansion is still underway. Approximately $53.7 million had been incurred as of September 30, 2007.

  Fiesta Henderson Expansion

        In October 2007, we opened a multi-screen movie theater complex at Fiesta Henderson which completed the phase II master-planned expansion. The phase II master-planned expansion also included a parking garage, a remodeled and expanded race and sports book and 350 additional slot machines which were completed in August 2006. As of September 30, 2007, we incurred approximately $76.3 million in costs related to the phase II master-planned expansion.

  Green Valley Ranch Expansion

        In May 2007, we opened the entertainment lounge completing the $115 million phase III master-planned expansion at Green Valley Ranch. The phase III master-planned expansion also included an additional 1,200-space parking garage, a new race and sports book, a new poker room and two new restaurants which were opened in October 2006.

  Aliante Station

        In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We will develop and manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property's revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include 200 hotel rooms, approximately 3,000 slot machines, multiple full-service restaurants and a multi-screen movie theater complex. Construction on Aliante Station began in February 2007 and is expected to be completed by the end of 2008. The total project cost is expected to be approximately $675 million. Pursuant to the terms of the agreement, in January 2006, we contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture. As of September 30, 2007, we have contributed an additional $46.0 million to fund design and development costs.

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment (excluding non-restricted gaming) project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of September 30, 2007, we have contributed an additional $21.1 million to fund design and development costs.

Future Development—Native American

  The Federated Indians of Graton Rancheria

        We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing their project and, upon opening, we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 24% of the facility's net income. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the Department of Interior ("DOI") accepting the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of September 30, 2007, we had advanced approximately $137.8 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the FIGR project, which is included in our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of September 30, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, ("MPM") a Michigan limited liability company. Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of September 30, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of September 30, 2007, we had advanced approximately $37.4 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included in our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        The proposed project will be located on approximately 146 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include up to 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the Michigan legislature's ratification of a gaming compact signed by the Governor of the State of Michigan, the DOI taking the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On

February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the "Complaint") in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake's motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 146-acre site into trust on January 5, 2007, if the plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties' motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date. On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle plaintiffs to any relief on the four issues raised in the Complaint, and granted the parties' motion to discuss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions has been reviewed on appeal. On March 22, 2007, plaintiffs filed a notice of appeal of the District Court's decision granting the Dispositive Motions with the United States Court of Appeals for the District of Columbia Circuit. On May 21, 2007, the plaintiffs filed their appellate brief. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the plaintiffs filed their reply brief. The appeal has been fully briefed and oral arguments were heard on October 19, 2007. The parties are currently waiting for the appellate court to render its decision. As with all litigation, no assurances can be provided as to the outcome of the lawsuit.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact is subject to approval by the Michigan Legislature and, if approved, will regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the Michigan Legislature will approve the compact. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on approximately 650 acres in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the facility financing or from the MITCR's gaming revenues. As of September 30, 2007, we had advanced approximately $9.5 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included in our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of September 30, 2007, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. As of September 30, 2007 we had advanced approximately $12.0 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included in our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed. These payments will be expensed as incurred. As of September 30, 2007, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependant upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

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

        As of September 30, 2007, we had $290.6 million of land held for development that consists primarily of six sites that are owned or leased, which comprise 218 acres in the Las Vegas valley, 147 acres in northern California and 202 acres in Reno, Nevada. The primary gaming entitled land that we own in the Las Vegas Valley consists of 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 61 acres located on the southern end of Las Vegas

Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as Castaways Hotel Casino and Bowling Center.

        We have also acquired or are under contract to acquire approximately 85 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 66 acres have been acquired as of September 30, 2007. During the nine months ended September 30, 2006, we incurred and expensed approximately $0.5 million to terminate various leases related to this land. In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. We have extended the date for the close of escrow to no later than January 2009. Additionally, the lease expense was reduced from $2.9 million to $1.6 million per year beginning in July 2005. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets.

        In October 2007, we purchased approximately 45 acres within a master-planned community located in Henderson, Nevada for approximately $71 million.

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

Description of Certain Indebtedness and Capital Stock

  Revolving Facility

        In December 2005, we increased our availability under our revolving credit facility (the "Revolving Facility") from $1.0 billion to $2.0 billion and extended the maturity by one year to December 2010. The Revolving Facility contains no principal amortization. The Borrowers are the major operating subsidiaries and the Revolving Facility is secured by substantially all of our assets. Borrowings under the Revolving Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolving Facility, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Revolving Facility). As of September 30, 2007, the Borrowers' margin above the Eurodollar Rate on borrowings under the Revolving Facility was 2.00%. The maximum margin for Eurodollar Rate borrowings is 2.25%. The maximum margin for Alternate Base Rate borrowings is 1.00%. As of September 30, 2007, the fee for the unfunded portion of the Revolving Facility was 0.30%.

        The Revolving Facility contains certain financial and other covenants, some of which were amended in June and September 2006. These include a maximum funded debt to Adjusted EBITDA ratio for the Borrowers combined of 4.00 to 1.00 for each quarter and a minimum fixed charge coverage ratio for the preceding four quarters for the Borrowers combined of 1.25 to 1.00 for each quarter. As of September 30, 2007, the Borrowers' funded debt to Adjusted EBITDA ratio was 2.89 to 1.00 and the fixed charge coverage ratio was 1.78 to 1.00. In addition, the Revolving Facility has financial and other covenants, which require that the maximum consolidated funded debt to Adjusted EBITDA ratio can be no more than 6.75 to 1.00 through June 30, 2008, which reduces to 6.50 to 1.00 on September 30, 2008 through December 31, 2008, 5.75 to 1.00 on March 31, 2009 through December 31, 2009 and to 5.00 to 1.00 on March 31, 2010. Other covenants limit prepayments of indebtedness or rent (including subordinated debt other than re-financings meeting certain criteria), asset dispositions, dividends, indebtedness, stock repurchases and investments. As of September 30, 2007, our consolidated funded debt to Adjusted EBITDA ratio was 6.28 to 1.00. We have pledged the stock of all of our major subsidiaries.

        In connection with the consummation of the Merger, on November 7, 2007, the Company repaid in full all outstanding amounts due in connection with such repayment, under the Revolving Facility. No penalties were paid in connection with such repayments.

  New Credit Agreement

        In connection with the consummation of the Merger, on November 7, 2007, the Company, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility and a $250 million term loan facility. Initial borrowings in an aggregate principle amount of $510 million were used to repay a portion of the outstanding amounts under the Revolving Facility.

        Borrowings under the Credit Agreement bear interest at a rate equal to an applicable margin plus, at the Company's option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the higher of (1) the prime rate of the administrative agent, and (2) the federal funds rate plus 0.50%.

        The Company is required to repay installments on the loans under the term loan facilities in equal quarterly principal amounts of 1.00% per year, with the remaining amount payable on the Maturity Date (as hereinafter defined). Principal amounts outstanding under the revolving credit facility are due and payable in full on the Maturity Date.

        The maturity date of the term loans and revolving loans (the "Maturity Date") shall be August 7, 2012, subject to a single 15-month extension of the maturity date at the option of the Company so long as (i) no event of default has occurred under the senior secured credit facilities, (ii) the Company shall have refinanced the CMBS Loans (as hereinafter defined), and (iii) the Company's projections for such additional 15-month period reflect that the Company will be able to remain in compliance with all financial covenants applicable to such additional 15-month period after taking into account any change in the amount of rent to be paid under the Master Lease under the CMBS Loans (as hereinafter defined) during such 15-month period and after giving pro forma effect to the refinancing of the CMBS Loans.

        The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability to incur additional indebtedness, issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase its own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the Credit Agreement requires the Company to maintain the multiple financial covenants in connection with the Company's revolving credit facility, including maximum total leverage ratio, maximum senior secured leverage ratio, minimum interest coverage ratio and maximum annual capital expenditures. The Credit Agreement also contains certain customary affirmative covenants and certain events of default.

  CMBS Loan and Sale-Leaseback Transaction

        On November 7, 2007, a number of wholly owned unrestricted direct and indirect subsidiaries of the Company entered into a mortgage loan in the principal amount of $2.050 billion and related mezzanine financings in an aggregate principal amount of $425.0 million (collectively, the "CMBS Loans"), for the purpose of financing the consideration payable to the Company's stockholders upon consummation of the Merger and paying fees and expenses incurred in connection with the Merger.

        In connection with the financing of the CMBS Loans, certain Station subsidiaries (the "Operating Subsidiaries") entered into an amended and restated purchase and sale agreement with a wholly-owned subsidiary of Station, which immediately prior to the closing of the CMBS Loans, assigned its rights and obligations under the amended and restated purchase and sale agreement to a newly created subsidiary of the Company (the "CMBS Borrower"). Pursuant to such purchase and sale agreement, the Operating Subsidiaries' equity interests in their wholly-owned subsidiaries that owned substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") were sold to the CMBS Borrower. Immediately following such sale, such CMBS Property was leased back to the Company pursuant to a master lease with an initial term of fifteen (15) years and extension terms for an aggregate of ten (10) additional years. The Company in turn subleased each parcel of the CMBS Property back to the Operating Subsidiaries, with each such sublease having the same term as the master lease.

        The CMBS Loans will mature in November 2009, subject to three one-year extensions so long as on each extension date (i) no event of default has occurred under the loan documents for the CMBS Loans (the "CMBS Loan Documents"), (ii) acceptable hedging and/or swap arrangement in accordance with the requirements of the CMBS Loan Documents are in place and (iii) the Real Estate Borrowers have satisfied the lenders' customary administrative requirements with respect to loan extensions. Interest on the CMBS Loans is equal to LIBOR plus 2.3% per annum. The CMBS Borrower will be required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower entered into a $1.36 billion interest rate swap agreement and purchased a $1.11 billion interest rate cap.

        The CMBS Loan Documents contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the CMBS Loan Documents require the CMBS Borrower to maintain a minimum lease coverage ratio and also contain certain customary affirmative covenants and certain events of default.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit us and our subsidiaries' ability to incur additional debt. At September 30, 2007, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.16 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolving Facility not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

  Interest Rate Swaps

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of September 30, 2007, we had interest rate swaps with a combined notional amount of $550.0 million. We entered into a fair value hedge interest rate swap with a notional amount of $50.0 million tied directly to our 6% senior notes converting a portion of our fixed-rate debt to a floating-rate based upon three-month LIBOR rates, terminating in April 2012. This interest rate swap qualifies for the "shortcut" method allowed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and as amended by SFAS 138 and 149, which allows for an assumption of no ineffectiveness. As such, there is no income statement impact from changes in the fair value of the hedging instrument. The fair value of the $50 million fair value hedge is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt. In accordance with SFAS 133, we recorded a liability of $1.5 million and $2.2 million as of September 30, 2007 and December 31, 2006, respectively, representing the fair value of the interest rate swap and a corresponding decrease in long-term debt, as this interest rate swap is considered highly effective under the criteria established by SFAS 133. We paid a weighted average rate based on LIBOR, which approximated 7.0% at September 30, 2007 and received a fixed rate of 6.0%.

        We have entered into two cash flow hedge interest rate swaps with a combined notional amount of $500.0 million tied directly to our Revolving Facility converting a portion of our floating-rate debt to a fixed-rate based on three-month LIBOR rates, terminating in December 2010. We paid a fixed rate of 5.1% and received three-month LIBOR which approximated 5.5% at September 30, 2007. These interest rate swaps are designated and qualify as cash flow hedges resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss) with an offsetting adjustment to the carrying value of the related debt. As of September 30, 2007 and December 31, 2006, we recorded other comprehensive loss of $4.6 million and $1.4 million, respectively, related to the change in market value of these interest rate swaps and a corresponding increase in long-term debt. These cash flow hedges with a total notional amount of $500 million were terminated in connection with the termination of the Revolving Facility on November 7, 2007. Amounts related to these cash flow hedges that were previously recorded in other comprehensive income as well as any costs associated with their termination will be recorded in the consolidated statement of operations in the fourth quarter of 2007.

        The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swaps. The net effect of the interest rate swaps resulted in a reduction of interest expense of approximately $205,000 and $563,000 for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, the net effect of the interest rate swaps resulted in a reduction of interest expense of approximately $103,000 and $21,000, respectively.

  Aliante Station Financing

        In October 2007, we completed financing for Aliante Station. The financing was completed with a group of banks and provides for borrowings up to $430 million at a margin above the LIBOR rate of up to 325 basis points. The loan requires initial equity contributions from each partner, Station and G.C. Investments, LLC (G.C. Investments, LLC being principally owned by members of the Greenspun family) of $105 million and equity contributions for a completion guarantee, if necessary, for project costs that exceed $618 million exclusive of land acquisition costs and financing costs. The completion guarantee is a joint and several obligation of each partner, with G.C. Investment, LLC's obligation collateralized.

  Green Valley Ranch Financing

        On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the "Green Valley Facility"). The Green Valley Facility includes a $550 million first lien term loan due February 2014, a

$250 million second lien term loan due August 2014 and a $30 million revolver due February 2012. At the time of close, the revolver was unfunded. Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving credit facility and term loan, as well as fund an equal distribution to the members which, was comprised of approximately $185 million in distributions to each member and a $100 million promissory note from each member, for a total of approximately $570 million. The $100 million promissory note is at an interest rate of 7% and matures on February 15, 2012.

  Common Stock

        As of September 30, 2007, we were authorized to issue up to 135 million shares of our common stock, $0.01 par value per share, 80,553,077 shares of which were issued and 24,516,779 shares of which were held in treasury as of September 30, 2007. Each holder of our common stock was entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our common stock had no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares other than pursuant to the Rights Plan described below, which expired as of October 21, 2007. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of common stock was entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all of our assets that remain after payment of liabilities.

        As of November 7, 2007 upon the consummation of the Merger, all outstanding shares of our common stock (other than certain shares of our common stock owned by Frank J. Fertitta III, Lorenzo J. Fertitta, Blake L. Sartini, Delise F. Sartini, and certain officer and other members of Station's management, which were transferred to Fertitta Partners and were converted into shares of non-voting common stock in Station in connection with the Merger) were cancelled.

  Dividends

        During the nine months ended September 30, 2007, we paid a quarterly cash dividend of $0.2875 per share to stockholders of record on February 26, 2007 and May 21, 2007 for approximately $32.9 million. On September 26, 2007 we declared a quarterly cash dividend of $0.2875 per share payable on October 15, 2007 to shareholders of record on October 5, 2007 which is included in accrued expenses and other current liabilities in our condensed consolidated balance sheet at September 30, 2007. During the nine months ended September 30, 2006, we paid a quarterly cash dividend of $0.25 per share to stockholders of record on February 10, 2006 and May 12, 2006 and a quarterly cash dividend of $0.2875 per share to stockholders of record on August 11, 2006 for a total of approximately $48.9 million.

  Preferred Stock

        As of September 30, 2007, we were authorized to issue up to 5 million shares of our preferred stock, $0.01 par value per share of which none were issued. The Board of Directors, without further action by the holders of our common stock, was permitted to issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, our Board of Directors, without further stockholder approval, was permitted to issue shares of preferred stock with rights that could adversely affect the rights of the holders of our common stock. The issuance of shares of preferred stock under certain circumstances could have had the effect of delaying or preventing a change of control of the Company or other corporate action.

  Treasury Stock

        During the three and nine months ended September 30, 2007, we repurchased 1.2 million and 1.3 million shares, respectively, of our common stock for approximately $107.4 million and $110.1 million for the same periods, primarily through open market purchases. As of September 30, 2007, we were authorized to repurchase approximately 6.3 million additional shares of our common stock.

        As of November 7, 2007 upon the consummation of the Merger, all treasury stock was cancelled and retired.

  Rights Plan

        The rights agreement dated as of October 6, 1997, entered into by and between Station and Continental Stock Transfer & Trust Company, expired as of October 21, 2007.

Critical Accounting Policies

        A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. There were no material changes to our critical accounting policies during the nine months ended September 30, 2007.

Forward-looking Statements

        When used in this report and elsewhere by management from time to time, the words "believes", "anticipates" and "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansion, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, competition from other gaming operations, factors affecting our ability to complete acquisitions and dispositions of gaming properties, leverage, construction risks, the inherent uncertainty and costs associated with litigation and governmental and regulatory investigations, and licensing and other regulatory risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the expansion, development and acquisition projects, legal proceedings and employee matters are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term fixed-rate borrowings and short-term borrowings under our senior secured credit facility. As of September 30, 2007, borrowings under the Revolving Facility bore interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Revolving Facility) as selected by us. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The Revolving Facility was scheduled to mature in December 2010, but was repaid in full and terminated on November 7, 2007 in connection with the consummation of the Merger, as described in Item 2 above.

        The following table provides information about our long-term debt at September 30, 2007 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
Revolving Facility, weighted average interest rate of approximately 7.4%	December 2010	$2,000,000	$1,306,000	$1,306,000
6% senior notes	April 2012	450,000	448,900	427,500
7 3/4% senior notes	August 2016	400,000	400,000	398,500
6 1/2% senior subordinated notes	February 2014	450,000	450,000	399,375
6 7/8% senior subordinated notes	March 2016	700,000	706,973	614,250
6 5/8% senior subordinated notes	March 2018	300,000	298,634	252,000
Other debt, weighted-average interest rate of approximately 7.1%	2009-2026	12,702	12,702	12,702
Market value of interest rate swaps		3,044	3,044	3,044

Total		$4,315,746	$3,626,253	$3,413,371

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

        The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	As of September 30,
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$—	$8,909	$—	$—	$448,900	$1,855,607	$2,313,416
Weighted-average interest rate	—	6.7%	—	—	6.1%	6.9%	6.7%
Variable-rate	$114	$602	$127	$1,306,137	$148	$2,665	$1,309,793
Weighted-average interest rate	8.1%	8.1%	8.1%	7.4%	8.1%	8.1%	7.4%
Interest rate swaps:
Notional amount	$—	$—	$—	$500,000	$50,000	$—	$550,000
Average payable rate	—	—	—	5.1%	7.0%	—	5.3%
Average receivable rate	—	—	—	5.5%	6.0%	—	5.6%

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

Part II—OTHER INFORMATION

Item 1.    Legal Proceedings

        There have been no material new developments in our legal proceedings since our Quarterly Report on Form 10-Q for the period ended June 30, 2007 was filed.

Item 1A.    Risk Factors

        A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. There were no material changes to those risk factors during the nine months ended September 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended September 30, 2007 (unaudited):

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(b)	Maximum number of shares that may yet be purchased under the plans or programs
July 1 – 31, 2007	15,783	$87.56	—	7,475,284
August 1 – 31, 2007	899,950	$86.55	899,950	6,575,334
September 1 – 30, 2007	324,119	$86.89	318,100	6,257,234

Total	1,239,852	$86.65	1,218,050	6,257,234

(a)
The shares purchased by the Company during the three months ended September 30, 2007, consisted of 21,802 shares withheld to offset tax withholding obligations that occur upon vesting of the restricted shares.

(b)
On July 24, 2006, the Board of Directors authorized the Company to repurchase up to 10 million shares of its common stock.

Item 3.    Defaults Upon Senior Securities—None.

Item 4.    Submission of Matters to a Vote of Security Holders

        A Special Meeting of Stockholders was held on August 13, 2007. At the meeting, the stockholders approved the Agreement and Plan of Merger dated as of February 23, 2007, and amended as of May 4, 2007, among Station Casinos, Inc., Fertitta Colony Partners, LLC and FCP Acquisition Sub, (the "Merger Proposal"), with 45,280,280 shares in favor, 1,120,547 shares opposed and 156,498 shares abstaining.

        Pursuant to the Merger Agreement, the affirmative vote of the holders of (1) at least two-thirds of all of the outstanding shares of our common stock was entitled to vote (the "Two-Thirds Vote") and (2) a majority of the outstanding shares of our common stock (other than shares of Station common stock held by Parent, Merger Sub, Frank J. Fertitta III, Lorenzo J. Fertitta, Blake L. Sartini, Delise F. Sartini or any of their respective affiliates) present, in person or by proxy, and voting at the special meeting (the "Majority-Minority Vote"), was required to approve the Merger Proposal. For purposes of the Two-Thirds Vote, approximately 79% of all of the outstanding shares of our common stock entitled to vote voted in favor of the Merger Proposal, while for purposes of the Majority-Minority Vote, approximately 72% of the outstanding shares of our common stock (other than shares of our common stock held by Parent,

Merger Sub, Frank J. Fertitta III, Lorenzo J. Fertitta, Blake L. Sartini, Delise F. Sartini or any of their respective affiliates) voted in favor of the Merger Proposal.

        The stockholders approved a motion to adjourn the Special Meeting to a later date, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time at the Special Meeting to approve the Merger Proposal with 42,881,919 shares in favor, 1,739,354 shares opposed and 1,936,052 shares abstaining.

Item 5.    Other Information—None.

Item 6.    Exhibits

(a)	Exhibits—

No. 4.1—Credit Agreement among Aliante Gaming. LLC, as Borrower, Wachovia Bank, N.A., as Syndication Agent, Bank of Scotland PLC and Wells Fargo Bank, N.A., as Documentation Agents and Bank of America, N.A., as Administrative Agent, dated as of October 5, 2007.
No. 4.2—Completion Guarantee by Station Casinos, Inc., G.C. Investments, LLC and Bank of America, N.A., as Administrative Agent, dated as of October 5, 2007.
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

STATION CASINOS, INC., Registrant
DATE: November 9, 2007	/s/ THOMAS M. FRIEL Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

QuickLinks

STATION CASINOS, INC. INDEX
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
  Part II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities—None.
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information—None.
  Item 6. Exhibits
SIGNATURE