Form 10-K
period 2007-12-31
STATION CASINOS INC
filed 2008-03-05
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

Commission file number 000-21640

STATION CASINOS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0136443 (I.R.S. Employer Identification No.)
1505 South Pavilion Center Drive, Las Vegas, Nevada 89135 (Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code: (702) 495-3000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers or directors) of the registrant as of June 29, 2007, the last trading day of the registrant's second quarter, based on the closing price per share of $86.80 as reported on the New York Stock Exchange was $3,833,703,499.

         There is no established public trading market for any of the common stock of the registrant as of November 7, 2007.

         Documents Incorporated by Reference

         The information required by Part III (Items 10, 11, 12, 13 and 14) will be filed with the Commission not later than 120 days after the end of the fiscal year as an amendment to this Annual Report on Form 10-K.

PART I

ITEM 1.    BUSINESS

        Unless the context indicates otherwise, all references to the "Company", "Station", "we", "our", "ours" and "us" refer to Station Casinos, Inc. and its consolidated subsidiaries.

Recent Events

        On November 7, 2007, the Company completed its merger (the "Merger") with FCP Acquisition Sub, a Nevada corporation ("Merger Sub"), pursuant to which Merger Sub merged with and into the Company with the Company continuing as the surviving corporation. The Merger was completed pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 23, 2007 and amended as of May 4, 2007, among the Company, Fertitta Colony Partners LLC, a Nevada limited liability company ("FCP"), and Merger Sub, as amended.

        As a result of the Merger, 24.1% of the issued and outstanding shares of non-voting common stock of the Company are owned by Fertitta Partners LLC, a Nevada limited liability company ("Fertitta Partners"), which is owned by affiliates of Frank J. Fertitta III, Chairman and Chief Executive Officer of Station, affiliates of Lorenzo J. Fertitta, Vice Chairman and President of Station, affiliates of Blake L. Sartini and Delise F. Sartini, and certain officers and other members of management of the Company. The remaining 75.9% of the issued and outstanding shares of non-voting common stock of the Company are owned by FCP Holding, Inc., a Nevada corporation ("FCP HoldCo") and a wholly-owned subsidiary of FCP. FCP is owned by an affiliate of Colony Capital, LLC ("Colony") and affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta. Substantially simultaneously with the consummation of the Merger, shares of voting common stock of Station were issued for nominal consideration to FCP VoteCo LLC, a Nevada limited liability company ("FCP VoteCo"), which is owned equally by Frank J. Fertitta III, Lorenzo J. Fertitta and Thomas J. Barrack, Jr., Chairman and Chief Executive Officer of Colony.

        At the effective time of the Merger, each outstanding share of our common stock, including any rights associated therewith (other than shares of our common stock owned by FCP, Merger Sub, FCP HoldCo, Fertitta Partners or any wholly-owned subsidiary of the Company or shares of our common stock held in treasury by us) was cancelled and converted into the right to receive $90 in cash, without interest. Following the consummation of the Merger, the Company is privately owned through FCP HoldCo, Fertitta Partners and FCP VoteCo. Station common stock ceased trading on the New York Stock Exchange at market close on November 7, 2007, and will no longer be listed on any exchange or quotation system. The Company's voting common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

Forward-looking Statements

        When used in this report and elsewhere by management from time to time, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, the ability to recognize the benefits of the Merger, the impact of the substantial indebtedness incurred to finance the consummation of the Merger, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, development and construction risks, regulatory matters and litigation are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

General

        We are a gaming and entertainment company that currently owns and operates nine major hotel/casino properties (one of which is 50% owned) under the Station and Fiesta brand names and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. Our growth strategy includes the master-planned expansions of our existing gaming facilities in Nevada, the development of gaming facilities on certain real estate we own or are under contract to acquire in the Las Vegas valley and Reno, Nevada, the evaluation and pursuit of additional acquisition or development opportunities in Nevada and other gaming markets and the pursuit of additional management agreements with Native American tribes.

        We own and operate Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Sunset Station Hotel & Casino ("Sunset Station"), Santa Fe Station Hotel & Casino ("Santa Fe Station"), Red Rock Casino Resort Spa ("Red Rock"), Fiesta Rancho Casino Hotel ("Fiesta Rancho"), Fiesta Henderson Casino Hotel ("Fiesta Henderson"), Wild Wild West Gambling Hall & Hotel ("Wild Wild West"), Wildfire Casino ("Wildfire"), Magic Star Casino ("Magic Star"), Gold Rush Casino ("Gold Rush") and Lake Mead Casino ("Lake Mead Lounge"). We also own a 50% interest in Green Valley Ranch Resort Spa Casino ("Green Valley Ranch"), Barley's Casino & Brewing Company ("Barley's"), The Greens Gaming and Dining ("The Greens") and Renata's Casino ("Renata's"). Each of our casinos cater primarily to local Las Vegas area residents. We market the seven "Station" casinos (including Green Valley Ranch and Red Rock) together under the Station Casinos' brand and the two "Fiesta" casinos under the Fiesta brand, offering convenience and choices to residents throughout the Las Vegas valley with our strategically located properties. In addition, we manage Thunder Valley Casino ("Thunder Valley") in Sacramento, California on behalf of the United Auburn Indian Community ("UAIC").

Operating Strategy

        We believe that the following key principles have been integral to our success as a gaming operator and we intend to continue to employ these strategies at each of our properties.

  Targeted Customer Base

        Our operating strategy emphasizes attracting and retaining customers primarily from the local and repeat visitor markets. Our casino properties attract customers through:

  •
  innovative, frequent and high-profile promotional programs directed towards the local market;

  •
  focused marketing efforts and convenient locations;

  •
  aggressive marketing to the repeat visitor market; and

  •
  the development of strong relationships with specifically targeted travel wholesalers in addition to convention business at both Green Valley Ranch and Red Rock.

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

  Marketing and Promotion

        We employ an innovative marketing strategy that utilizes frequent high profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to aggressive marketing through television, radio and newspaper advertising, we have created and sponsored promotions that have become a tradition in the locals' market.

        In 1999, we introduced a unified Boarding Pass player rewards program at our Station properties. The Boarding Pass program allows guests to earn points based on their level of gaming activity. The Fiesta properties offer a similar player rewards program called the Amigo Club. Members of the Boarding Pass and the Amigo Club can redeem points at any of our properties for meals in any of the restaurants, hotel rooms, movie passes, entertainment tickets or merchandise from our gift shops.

        We are heavily focused on using cutting edge technology to drive customer traffic with products such as our Jumbo Brand products, which include "Jumbo Jackpot", "Jumbo Pennies", "Jumbo Bingo", "Jumbo Keno" and "Jumbo Hold'Em". Jumbo Jackpot, which was introduced in April 2003, is an exclusive progressive slot jackpot that allows customers using a Boarding Pass or Amigo Card the opportunity to win between $100,000 and $150,000 just for playing slot machines. Other products include "Xtra Play Cash", "Sports Connection" and "Million $ Bingo", among others. We believe that these products create sustainable competitive advantages and distinguish us from our competitive set.

Properties

        Set forth below is certain information as of December 31, 2007 concerning our properties, all of which we own and/or operate except as otherwise indicated. The properties are more fully described following the table.

	Hotel Rooms	Slots(1)	Gaming Tables(2)	Parking Spaces(3)	Acreage
Casino Properties
Palace Station	1,000	1,676	49	2,600	30
Boulder Station	300	2,885	42	4,800	54
Texas Station	200	2,335	37	5,900	47
Sunset Station	457	2,578	47	5,500	82
Santa Fe Station	200	3,002	47	5,200	38
Red Rock	815	2,954	64	7,800	64
Green Valley Ranch (50% owned)	490	2,687	55	3,900	40
Fiesta Rancho	100	1,637	14	2,000	25
Fiesta Henderson	224	1,839	18	3,000	46
Other Properties
Wild Wild West	262	236	6	600	19
Wildfire	—	235	—	265	5
Magic Star	—	176	—	230	2
Gold Rush	—	154	—	125	1
Lake Mead Lounge	—	101	—	64	3
Barley's (50% owned)	—	199	—	—	—
The Greens (50% owned)	—	36	—	—	—
Renata's (50% owned)	—	178	—	—	—
Managed Properties
Thunder Valley (4)	—	2,676	100	4,500	49

(1)
Includes slot and video poker machines and other coin-operated devices.

(2)
Generally includes blackjack ("21"), craps, roulette, pai gow poker, mini baccarat, let it ride, three-card poker, Texas hold'em and wild hold'em. The Casino Properties, with the exception of Green Valley Ranch, also offer a keno lounge and bingo parlor. The Casino Properties also offer a race and sports book and the Other Properties offer a sports book with the exception of The Greens and Lake Mead Lounge.

(3)
Includes covered parking spaces of 1,900 for Palace Station, 1,900 for Boulder Station, 3,500 for Texas Station, 2,900 for Sunset Station, 4,500 for Santa Fe Station, 3,100 for Red Rock, 2,700 for Green Valley Ranch, 1,000 for Fiesta Rancho and 1,100 for Fiesta Henderson.

(4)
We manage Thunder Valley on behalf of the UAIC.

Casino Properties

  Palace Station

        Palace Station is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas' most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. Palace Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including newly remodeled hotel rooms, eight full-service restaurants, a 275-seat entertainment lounge, three additional bars, two swimming pools, an approximately 20,000-square-foot banquet and convention center, a 24-hour gift shop and a non-gaming video arcade.

        Palace Station's eight full-service restaurants have a total of approximately 1,300 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the Grand Café (featuring American and Chinese fare), Feast Gourmet Buffet, The Broiler Steaks and Seafood, Pasta Palace (an Italian restaurant), Cabo Mexican Restaurant, Jack's Irish Pub, an 18-seat Oyster Bar and Chang's (gourmet Hong Kong cuisine). In addition to these restaurants, Palace Station offers various fast-food outlets and the Sound Trax Club, an entertainment club.

  Boulder Station

        Boulder Station, which opened in August 1994, is strategically located on Boulder Highway, immediately adjacent to the Interstate 515 interchange. We believe that this highly visible location at this well-traveled intersection offers a competitive advantage relative to existing hotels and casinos located on Boulder Highway. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including five full-service restaurants, a 750-seat entertainment lounge, six additional bars, an 11-screen movie theater complex, a Kid's Quest child care facility, a swimming pool, a non-gaming video arcade and a gift shop.

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

  Texas Station

        Texas Station, which opened in July 1995, is strategically located at the corner of Lake Mead Boulevard and Rancho Drive in North Las Vegas. Texas Station features a friendly Texas atmosphere, highlighted by distinctive early Texas architecture with non-gaming amenities including five full-service restaurants, a Kid's Quest child care facility, a 300-seat entertainment lounge, a 1,700-seat event center, eight additional bars, an 18-screen movie theater complex, a swimming pool, a non-gaming video arcade, a gift shop, a 60-lane bowling center and approximately 40,000 square feet of meeting and banquet space.

        Texas Station's five full-service restaurants have a total of approximately 1,200 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the 24-hour Texas Café, Austins Steakhouse, San Lorenzo (an Italian restaurant), Feast Around the World Buffet (featuring seven different food stations) and Texas Star Oyster Bar, which has 110 seats. In addition to the Texas Station-themed restaurants, guests may also enjoy the unique features of several bars and lounges including Martini Ranch, Whiskey Bar, Garage Bar, A Bar and Armadillo Honky Tonk. Texas Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Sunset Station

        Sunset Station, which opened in June 1997, is strategically located at the intersection of Interstate 515 and Sunset Road. Multiple access points provide customers convenient access to the gaming complex and parking areas. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and approximately seven miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean-style theme with non-gaming amenities including eight full-service restaurants themed to capitalize on the familiarity of the restaurants at our other properties, a 520-seat entertainment lounge, a 4,000-seat outdoor amphitheater, eight additional bars, a gift shop, a non-gaming video arcade, a 13-screen movie theater complex, a 72-lane bowling center, a Kid's Quest child care facility and a swimming pool.

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

  Santa Fe Station

        In October 2000, we purchased Santa Fe Station which is strategically located at the intersection of Highway 95 and Rancho Drive, approximately five miles northwest of Texas Station. Santa Fe Station features non-gaming amenities including seven full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, eight additional bars, a 60-lane bowling center, a 16-screen movie theater complex, a Kid's Quest child care facility and over 14,000 square feet of meeting and banquet facilities.

        Santa Fe Station's seven full-service restaurants have a total of approximately 1,300 seats, which include the Grand Café, The Charcoal Room (a steakhouse), Cabo Mexican Restaurant, Turf Grill, The Salt Lick Bar B-Q, Tides Oyster Bar and the Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Guests may also enjoy 4949 Lounge, a centerpiece of the casino. Santa Fe Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Red Rock

        Red Rock, which opened on April 18, 2006, is located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. Red Rock features an elegant desert oasis theme with a contemporary design, offering 815 hotel rooms featuring ultra-modern design filled with the most up-to-date luxury amenities. In addition to its standard guestrooms, the hotel offers six styles of suites, including one-of-a-kind custom villas and penthouse suites. Additional non-gaming amenities include ten full-service restaurants, a 16-screen movie theater complex, 94,000 square feet of meeting and convention space, a night club, a full-service spa, a 72-lane bowling center and a Kid's Quest child care facility.

        Red Rock's ten full-service restaurants have a total of over 1,900 seats and include Hachi (a contemporary Japanese restaurant), T-bones Chophouse, Terra Rossa (an Italian restaurant), Cabo Mexican Restaurant, the Grand Café, The Salt Lick Bar B-Q, Tides Oyster Bar, Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Turf Grill (featuring blue plate specials and your favorite comfort foods) and Sand Bar. Red Rock also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Green Valley Ranch

        Green Valley Ranch, which opened in December 2001, is strategically located at the intersection of Interstate 215 and Green Valley Parkway in Henderson, Nevada. Green Valley Ranch is approximately five minutes from McCarran International Airport and seven minutes from the Las Vegas Strip. We jointly developed the project on 40 acres of a 170-acre multi-use commercial development with GCR Gaming. In addition to our 50% ownership, we are also the managing partner of Green Valley Ranch and receive a management fee equal to 2% of the property's revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").

        Green Valley Ranch was designed to complement the Green Valley master-planned community. The AAA Four Diamond resort features a Mediterranean-style villa theme with non-gaming amenities including nine full-service restaurants, a 4,200-square-foot non-gaming arcade, a state-of-the-art spa with outdoor pools, a 10-screen movie theater complex, a gift shop, approximately 65,000 square feet of meeting and convention space and an entertainment lounge. Green Valley Ranch also offers an 8-acre complex featuring private poolside cabanas, a contemporary poolside bar and grill, one and a half acres of vineyards and an outdoor performance venue.

        Green Valley Ranch's nine full-service restaurants include the Grand Café, China Spice (a Chinese restaurant), Sushi+Sake, Terra Verde (an Italian restaurant), Hank's Fine Steaks and Martinis, The Original Pancake House, Feast Around the World Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Tides Oyster Bar and Turf Grill. Green Valley Ranch also offers a variety of fast-food outlets to enhance the customers' dining selection. Guests may also enjoy the Drop Bar, a centerpiece of the casino, and Lobby Bar, a 5,300-square-foot nightclub.

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

        Fiesta Rancho's four full-service restaurants have a total of over 700 seats, and include the 24-hour Baja Beach Café (featuring American fare), Garduno's (a Mexican restaurant), Blue Agave Steakhouse and Festival Buffet. Fiesta Rancho also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Fiesta Henderson

        Fiesta Henderson was purchased in January 2001 and is strategically located at the intersection of Interstate 215 and Interstate 515 in Henderson, Nevada. The property features four full-service restaurants, a 12-screen movie theater complex, a gift shop, a swimming pool, three bars and lounges and meeting space.

        Fiesta Henderson's four full-service restaurants have a total of approximately 1,100 seats, and include the 24-hour Baja Beach Café (featuring American and Chinese fare), Fuego Steakhouse, Amigo's Mexican Cantina and Festival Buffet.

Other Properties

  Wild Wild West

        Wild Wild West, which we acquired in July 1998, is strategically located on Tropicana Avenue and immediately adjacent to Interstate 15. Wild Wild West's non-gaming amenities include a full-service restaurant, a bar, a gift shop and a truck plaza.

  Wildfire

        In January 2003, we purchased Wildfire located on Rancho Drive across from Texas Station. Wildfire's non-gaming amenities include a lounge, outdoor patio and a full-service restaurant.

  Magic Star & Gold Rush

        In August 2004, we purchased Magic Star and Gold Rush. Magic Star is located on Boulder Highway in Henderson, Nevada. Gold Rush is located at the intersection of Interstate 515 and Sunset Road,

adjacent to Sunset Station in Henderson, Nevada. Both properties offer non-gaming amenities which include a full service restaurant and a bar.

  Lake Mead Lounge

        In September 2006, we purchased Lake Mead Lounge located in Henderson, Nevada. Lake Mead Lounge's non-gaming amenities include a full-service restaurant and bar.

  Barley's, The Greens and Renata's

        Barley's, which opened in January 1996, is a casino and brew pub located in Henderson, Nevada. Barley's non-gaming amenities include a full-service restaurant, a pizza kitchen and a bar. In November 2005, we purchased a 50% interest in The Greens, a restaurant and lounge, located in Henderson, Nevada. The Greens' non-gaming amenities include a full-service restaurant and bar. In October 2007, we purchased a 50% interest in Renata's located in Henderson, Nevada. Renata's non-gaming features include a full-service restaurant, a bar and a 24-lane bowling center. We are the managing partner for Barley's, The Greens and Renata's and receive a management fee equal to approximately 10% of EBITDA.

Managed Properties

  Thunder Valley

        We have entered into a Development Services Agreement and a Management Agreement with the UAIC. Our seven-year Management Agreement was approved by the National Indian Gaming Commission (the "NIGC") and expires in June 2010. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered into by the UAIC and Placer County, California, we developed, with the UAIC, Thunder Valley, a gaming and entertainment facility located approximately seven miles north of Interstate 80 on Highway 65, in Placer County, California, near Sacramento, opened on June 9, 2003. We receive a management fee equal to 24% of the facility's net income (as defined in the management agreement). Thunder Valley's non-gaming amenities include three specialty restaurants, a 500-seat buffet, a food court and a center pit bar.

Expansion Strategy

  Selection Criteria

        We believe that a highly visible location, convenient access and ample parking are critical factors in attracting local patronage and repeat visitors. Additionally, sites must be large enough to support multi-phased, master-planned growth to capitalize on growing demand in incremental stages. We select sites that are located within a dense population base so that the facility cannot be cut-off from its primary market. These sites generally have been adjacent to high-traffic surface streets and interstate highways. We believe that each of our Casino Properties' locations has provided us with a significant competitive advantage to attract our targeted customer base. In the Las Vegas metropolitan area, as a result of Senate Bill 208, there are a limited number of sites available for development off of "The Strip" or downtown and we control a number of these sites.

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

  Development and Acquisition Opportunities

        We have acquired several parcels of land in the Las Vegas valley, northern California and Reno, Nevada, which can be used for new casino development or other associated development. In addition, we have agreements to acquire additional parcels of land in the Las Vegas valley and Reno, Nevada. We also evaluate other development and acquisition opportunities in current and emerging gaming markets, including land-based, dockside, riverboat and Native American gaming. Our decision whether to proceed with any new gaming development or acquisition opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond our control.

        In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We are developing and will manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property's revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include 201 hotel rooms, approximately 2,600 slot machines, multiple full-service restaurants and a multi-screen movie theater complex. Construction on Aliante Station began in February 2007 and is expected to be completed by the end of 2008 at a cost of approximately $675 million. Pursuant to the terms of the agreement, in January 2006, we contributed a 54-acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture.

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior ("DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of December 31, 2007, we have advanced approximately $140.3 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of December 31, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of December 31, 2007, we have advanced approximately $38.3 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

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

        On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the "Complaint") in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake's motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 146-acre site into trust on January 5, 2007, if the plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties' motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date. On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle plaintiffs to any relief on the four issues raised in the Complaint, and granted the parties' motion to dismiss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions has been reviewed on appeal. On March 22, 2007, plaintiffs filed a notice of appeal of the District Court's decision granting the Dispositive Motions with the United States Court of Appeals for the District of Columbia Circuit. On May 21, 2007, the plaintiffs filed their appellate brief. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the plaintiffs filed their reply brief. Oral arguments were heard on October 19, 2007. The parties are currently waiting for the appellate court to render its decision. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact is subject to approval by the Michigan Legislature and, if approved, will regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. On August 8, 2007, the Michigan House of Representatives ratified the compact. No assurances can be provided as to whether the Michigan Senate will approve the compact. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. As of December 31, 2007, we have advanced approximately $9.8 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2007, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. As of December 31, 2007, we have advanced approximately $12.4 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of December 31, 2007, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Employees

        As of January 31, 2008, we had approximately 14,500 employees in Nevada, which includes Green Valley Ranch, Aliante Station, Barley's, The Greens and Renata's. From time to time, certain of our employees are contacted by unions and we engage in discussions with such employees regarding establishment of collective bargaining agreements. While we are faced with such movements by employees from time to time, we do not believe that such movements will have any broad-based impact on our employees; however, there can be no assurances to that effect. Additionally, we believe that we have good relationships with our employees which has been demonstrated by being named one of FORTUNE magazine's 100 best companies to work for the past four years.

Available Information

        We are a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and file annual reports, quarterly reports and other documents with the Securities and Exchange Commission (the "SEC"). You may also read and copy any of our filings at the SEC's public reference room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Because we submit filings to the SEC electronically, access to this information is available at the SEC's internet website (www.sec.gov). This site contains reports and other information regarding issuers that file electronically with the SEC.

        We also make available, free of charge, at our principal internet address (www.stationcasinos.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

        Our Code of Business Conduct and Ethics includes a code of ethics for our principal executive officer and our principal accounting officer and applies to all of our employees and non-employee directors. Our Code of Business Conduct and Ethics is available on the Investor Relations section of our website at www.stationcasinos.com.

ITEM 1A. RISK FACTORS

We face substantial competition in the gaming industry.

        Our Nevada casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. In addition, our casino properties face competition from all smaller non-restricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area. As of December 31, 2007, there were over 1,400 restricted gaming locations with over 15,000 slot machines. We compete with other hotel/casinos and restricted gaming locations by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Currently, there are approximately 35 major gaming properties located on or near the Las Vegas Strip, 15 located in the downtown area and several located in other areas of Las Vegas. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the business of our casino properties. While past additions to capacity have had little, if any, impact on our casino properties' hotel occupancy or casino volume to date, there can be no assurance that hotel occupancy or casino volume will not be adversely affected in the future.

        Our Nevada casino properties also face competition from 89 non-restricted gaming locations in the Las Vegas area primarily targeted to the local and the repeat visitor markets. Some of these competitors have completed expansions and existing competitors and new entrants into these markets are in the planning stages or under construction on other projects. Although we have competed strongly in these marketplaces, there can be no assurance that additional capacity will not have a negative impact on our business.

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

        Native American gaming in California, as it currently exists, has had little, if any impact on our Nevada operations to date, although there are no assurances as to future impact. In total, the State of California has signed and ratified Tribal-State Compacts with 67 Native American tribes. Currently there are 57 Native American casinos in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games (including "21") on Native American lands. It is not certain if any expansion of Native American gaming in California will affect our Nevada operations given that visitors from California make up Nevada's largest visitor market. Moreover, it is uncertain how soon expansion will affect our interests in Native American gaming in California. Increased competition from Native American gaming may result in a decline in our revenues and may have a material adverse effect on our business.

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

        We are currently providing funding for the construction of Aliante Station and the proposed gaming facilities for the Federated Indians of Graton Rancheria, the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, the Mechoopda Indian Tribe of Chico Rancheria, California and the North Fork Rancheria of Mono Indians (collectively the "Native American Tribes"). We evaluate expansion opportunities as they become available, and we may in the future develop projects in addition to the above listed projects.

        Construction projects, such as Aliante Station and the proposed gaming facilities for the Native American Tribes entail significant risks, including the following:

  •
  shortages of material or skilled labor;

  •
  unforeseen engineering, environmental or geological problems;

  •
  work stoppages;

  •
  weather interference;

  •
  floods; and

  •
  unanticipated cost increases;

        any of which can give rise to delays or cost overruns.

        The anticipated costs and construction periods are based upon budgets, conceptual design documents and construction schedule estimates prepared by us in consultation with our architects and contractors. Construction, equipment, staffing requirements, problems or difficulties in obtaining any of the requisite licenses, permits, allocations or authorizations from regulatory authorities can increase the cost or delay the construction or opening of each of the proposed facilities or otherwise affect the project's planned design and features. We cannot be sure that we will not exceed the budgeted costs of these projects or that the projects will commence operations within the contemplated time frame, if at all. Budget overruns and delays with respect to expansion and development projects could have a material adverse impact on our results of operations.

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

        The development of such properties is also subject to restrictions under our credit facilities. We cannot be sure that we will be able to recover our investment in any such properties or be able to prevent incurring investment losses.

We are subject to extensive state and local regulation and licensing and gaming authorities have significant control over our operations which could have an adverse effect on our business.

  Nevada Gaming Regulations

        The ownership and operation of casino gaming facilities and the manufacture and distribution of gaming devices in Nevada are subject to: (i) the Nevada Gaming Control Act and the rules and regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Our gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), the City of Las Vegas, the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"), the City of North Las Vegas, the City of Henderson and certain other local regulatory agencies. The Nevada Commission, Nevada Board, City of Las Vegas, Clark County Board, City of North Las Vegas, City of Henderson, and certain other local regulatory agencies are collectively referred to as the "Nevada Gaming Authorities".

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

        Our direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Palace Station Hotel & Casino, Inc. ("PSHC"), Boulder Station, Inc. ("BSI"), Texas Station, LLC ("TSL"), Sunset Station, Inc. ("SSI"), Tropicana Station, Inc. ("TRSI"), Santa Fe Station, Inc. ("SFSI"), Charleston Station, LLC. ("CSL"), Fiesta Station, Inc. ("FSI"), Rancho Station, LLC ("RSL"), Lake Mead Station, Inc. ("LMSI"), Gold Rush Station, LLC ("GRS"), Magic Star Station, LLC ("MSS") and LML Station, LLC ("LML") have received licenses to conduct non-restricted gaming operations. In addition, Green Valley Ranch Gaming, LLC ("GVRG") has received licenses to conduct non-restricted gaming operations at Green Valley Ranch Resort Spa Casino. Our ownership in GVRG is held through an intermediary company known as GV Ranch Station, Inc. ("GVRS"), which is licensed as a member and manager of GVRG. Town Center Amusements, Inc. ("TCAI") has been licensed to conduct non-restricted gaming operations at Barley's Casino & Brewing Company ("Barley's"),

a micro brewery and casino located in Henderson, Nevada. Greens Café, LLC ("GC") has been licensed to conduct non-restricted gaming operations at The Greens, a restaurant and bar located in Henderson, Nevada and Sunset GV, LLC ("SGV") has been licensed to conduct non-restricted gaming operations at Renata's Supper Club ("Renata's"), a casino located in Henderson, Nevada. Station's ownership in TCAI, GC and SGV is held through an intermediary company known as Green Valley Station, Inc. ("GVSI"), which is licensed as a member and manager of TCAI, GC and SGV. We also own a minority interest in Fiesta Palms, LLC, d.b.a. Palms Casino Resort, which we hold through our subsidiary, Palms Station, LLC ("PSL"). Station is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of PSHC, BSI, TSL, SSI, TRSI, GVSI, SFSI, CSL, GVRS, FSI, RSL, LMSI, GRS, MSS and LML. We are also licensed as a manufacturer and distributor of gaming devices. PSHC, BSI, SSI, TRSI, GVSI, SFSI, CSL, GVRG, FSI and LMSI are each a corporate gaming licensee and TCAI, TSL, GVRG, RSL, GRS, MSS, GC, PSL, LML and SGV are each a limited liability company licensee (individually a "Gaming Subsidiary" and collectively the "Gaming Subsidiaries") under the terms of the Nevada Act. As a Registered Corporation, Station is required periodically to submit detailed financial and operating reports to the Nevada Commission and the Nevada Board and furnish any other information, which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Station and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (individually, a "Gaming License" and collectively, the "Gaming Licenses") required in order to engage in gaming activities in Nevada.

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

        If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Station, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Green Valley Ranch, Fiesta Rancho, Fiesta Henderson, Wild Wild West, Wildfire, Barley's, Gold Rush, Magic Star, The Greens, Lake Mead Lounge and Renata's and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the Gaming Licenses of the Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any Gaming License would) have a material adverse affect on our gaming operations.

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

        We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On May 17, 2007, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions ("Shelf Approval"). The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two-year approval period. The Shelf Approval also applies to any affiliated company wholly owned by Station (an "Affiliate"), which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval includes approval for us to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of the Gaming Subsidiaries, as applicable, in conjunction with public offerings made under the Shelf Approval, and also includes approval for the Gaming Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, Station or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

  Nevada Liquor Regulations

        The sale of alcoholic beverages at Palace Station, Wildfire and Santa Fe Station is subject to licensing control and regulation by the City of Las Vegas. Red Rock, Boulder Station and Wild Wild West are subject to liquor licensing control and regulation by the Clark County Board. Texas Station and Fiesta Rancho are subject to liquor licensing control and regulation by the City of North Las Vegas. Sunset Station, Green Valley Ranch, Fiesta Henderson, Barley's, Gold Rush, Magic Star, The Greens, Lake Mead Lounge and Renata's are subject to liquor licensing control and regulation by the City of Henderson. All liquor licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gaming Subsidiaries.

We are subject to Native American gaming regulations which could have an adverse effect on our business.

        The terms and conditions of management contracts and the operation of casinos and all gaming on land held in trust for Native American tribes in the United States are subject to the Indian Gaming Regulatory Act of 1988 (the "IGRA"), which is administered by the National Indian Gaming Commission (the "NIGC") and the gaming regulatory agencies of tribal governments. The IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment.

        The IGRA established three separate classes of tribal gaming-Class I, Class II and Class III. Class I gaming includes all traditional or social games solely for prizes of minimal value played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punchboards, instant bingo and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering. Thunder Valley may provide Class II gaming and, as limited by the tribal-state compact, Class III gaming.

        The IGRA requires NIGC approval of management contracts for Class II and Class III gaming as well as the review of all agreements collateral to the management contracts. The management agreement relating to our management of the casino owned by the UAIC was approved by the NIGC with respect to Thunder Valley in December 2002. The NIGC will not approve a management contract if a director or a 10% shareholder of the management company: (i) is an elected member of the governing body of the Native American tribe which is the party to the management contract; (ii) has been or subsequently is convicted of a felony or gaming offense; (iii) has knowingly and willfully provided materially important false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance or resolution, or a trustee, exercising the skill and due diligence that a trustee is commonly held to, would not approve the management contract. A management contract can be approved only after the NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues (as determined by the NIGC); provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action that could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of the law or an issue affecting suitability.

        The IGRA prohibits all forms of Class III gaming unless the tribe has entered into a written agreement with the state that specifically authorizes the types of Class III gaming the tribe may offer (a "tribal-state compact"). These tribal-state compacts provide, among other things, the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on Native American lands. We have been licensed by the UAIC's tribal gaming agency to manage Thunder Valley.

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

        Native American tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Therefore, persons engaged in gaming activities, including Station, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by the IGRA. The NIGC may determine that some or all of the ordinances require amendment, and those additional requirements, including additional licensing requirements, may be imposed on us. We have received no such notification regarding Thunder Valley. The possessions of valid licenses from the UAIC are ongoing conditions of our management agreement with that tribe.

        Several bills have been introduced in Congress that would amend the IGRA. While there have been a number of technical amendments to the IGRA, to date there have been no material changes. Any amendment of the IGRA could change the governmental structure and requirements within which Thunder Valley could conduct gaming, and may have an adverse effect on our results of operations or impose additional regulatory or operational burdens.

  California Gaming Regulations

        In California, licensing and registration requirements for tribal financing sources are governed by the compact, amended compact and by regulations adopted by the California Gambling Control Commission and the Tribal Gaming Agency (the "TGA").

        The UAIC's compact was set to expire on December 31, 2020. The Amended Compact extended the term until December 31, 2030. The UAIC's compact and amended compact require that any person who directly or indirectly extend financing to the UAIC's gaming facility or gaming operation must be licensed as a "financial source" by the TGA. However, as permitted by the compact and amended compact, the TGA has the discretion to exempt federally and state regulated banks, savings and loan associations and other federal and state regulated lending institutions, entities identified by Regulation CGCC-2, subdivision (f) of the California Gambling Control Commission, as well as persons who hold less than 10% of notes issued by the UAIC or a related entity. The Amended Compact further specifies that entities identified by Regulation CGCC-2, subdivision (h) of the California Gambling Control Commission, and persons or entities whose sole connection with extending financing to the UAIC is to provide loan brokerage or debt servicing for a financial source at no cost to the UAIC or the Gaming Operation are not considered financial sources. For an applicant who is a non-exempted business entity, these licensing provisions also apply to the entity's officers, directors, principal management employees, owners (if an unincorporated entity), partners and greater than 10% shareholders. Under the compact and amended compact, a permanent license cannot be issued unless the TGA has conducted an investigation as to the suitability of the applicant. Any application for a gaming license may be denied, and any license issued may be revoked, if the TGA determines the applicant to be unsuitable or otherwise unqualified for a gaming license. Each license is subject to review for compliance at least every two years.

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

        The compact and amended compact state that any agreement between the UAIC and a financial source terminates upon revocation or non-renewal of the financial source's license because of a determination of unsuitability by the California Gambling Control Commission. Upon such a termination, the UAIC's only liability is for a bona fide repayment of all outstanding sums (exclusive of interest) owed as of the termination date, exclusive of unpaid accrued interest.

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

        Failure by us to obtain, or the loss or suspension of, any necessary licenses, approval or findings of suitability would prevent us from conducting gaming operations in such jurisdiction and possibly in other jurisdictions, which may have an adverse effect on our results of operations. We may be required to submit detailed financial and operating reports to Regulatory Authorities.

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

        There are several gaming tax increase proposals currently circulating in Nevada. These proposals would take the form of voter referendums, which in Nevada require passage by voters on two separate occasions, the next two being 2008 and 2010. If a proposal to increase the gaming tax is passed in both elections, the earliest the increase could go into effect would be 2011. An increase in the gaming tax could have an adverse effect on our results of operations.

Our high leverage and debt service obligations could adversely affect our ability to raise additional capital to fund our operations, increase our vulnerability to general adverse economic and industry conditions, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.

        As a result of the Merger, we are highly leveraged. Our ability to make scheduled payments on, or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. While we believe that we currently have adequate cash flows to service our indebtedness, if our economic performance were to deteriorate significantly, we may be unable to maintain a level of cash flows from operating activities sufficient to enable us to pay the principal, premium, if any, and interest on our indebtedness.

        Our high level of debt and the covenants contained in our senior secured credit facilities could have important consequences, including:

  •
  Requiring us to dedicate a substantial portion of our cash flow from operations to required payments of principal and interest on our indebtedness, thereby reducing the availability of such cash flow to fund our operations, working capital, capital expenditures, future business opportunities and other general corporate activities.

  •
  Making us vulnerable to increases in interest rates because a portion of our debt is at variable rates.

  •
  Limiting our ability to react to changes in the economy or our industry.

  •
  Limiting our ability to obtain additional financing in the future to fund our operations, working capital, capital expenditures, future business opportunities and other general corporate activities.

  •
  Placing us at a competitive disadvantage compared to our competitors who are less leveraged.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indentures governing our senior and senior subordinated notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Recent instability in the financial markets may have an impact on our ability to raise additional indebtedness.

        Recent developments in the financial markets, including a series of rating agency downgrades of sub-prime U.S. mortgage-related assets and significant provisions for loan losses recorded by several major financial institutions, have caused the fair value of sub-prime related investments to decline. The decline in fair value has become especially problematic for certain large financial institutions and has had an effect through the U.S. economy, including limiting access to capital markets for certain borrowers at reasonable rates and also affecting the market value of certain investments whether or not linked to sub-prime mortgages. Currently, we have not been materially impacted by events in the current credit market. However, we cannot predict with any certainty whether or not we will be impacted in the future by the current conditions which may affect our ability to secure additional indebtedness.

If our economic performance were to decline, we may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. While we believe that we currently have adequate cash flows to service our indebtedness, if our economic performance were to deteriorate significantly, we may be unable to maintain a level of cash flows from operating activities sufficient to enable us to pay the principal, premium, if any, and interest on our indebtedness.

        If, due to such a deterioration in our economic performance, our cash flows and capital resources were to be insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facilities and the indentures governing our senior and senior subordinated notes restrict our ability to dispose of assets, use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Recent instability in the financial markets may have an impact on our business.

        Recently, the residential real estate market in Las Vegas and the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally. These factors, combined with rising oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. Further declines in real estate values in Las Vegas and the U.S. or elsewhere and continuing credit and liquidity concerns could have an adverse affect on our results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Substantially all of the property that we own and lease is subject to liens to secure borrowings under our senior secured credit facilities.

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

        Red Rock is situated on approximately 64 acres that we own located on the northwest side of Las Vegas, Nevada.

        Green Valley Ranch, a 50% owned joint venture, is situated on approximately 40 acres in Henderson, Nevada that is owned by the joint venture.

        Fiesta Rancho is situated on approximately 25 acres that we own in North Las Vegas, Nevada.

        Fiesta Henderson is situated on approximately 46 acres that we own in Henderson, Nevada.

        We also have acquired or are under contract to acquire approximately 106 acres of land on which Wild Wild West is located and the surrounding area of which, approximately 72 acres have been acquired as of December 31, 2007. In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. We have extended the date for the close of escrow to no later than January 2009.

        We currently own or lease seven sites, which have been acquired for potential gaming projects, consisting of 263 acres in the Las Vegas valley, 147 acres in northern California and 203 acres in Reno, Nevada.

ITEM 3.    LEGAL PROCEEDINGS

        Station and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting us and our subsidiaries.

  Luckevich, Scott and St. Cyr Litigation

        On February 4, 2008, Josh Luckevich, Cathy Scott and Julie St. Cyr filed a purported class action complaint in the United States District Court for the District of Nevada, Case No. CV-00141, against the Company. The plaintiffs are all former employees of the Company. The complaint alleges that the Company (i) failed to pay its employees for all hours worked, (ii) failed to pay overtime, (iii) failed to timely pay wages and (iv) unlawfully converted certain earned wages. The complaint seeks, among other relief, class certification of the lawsuit, compensatory damages in excess of $5,000,000, punitive damages and an award of attorneys' fees and expenses to plaintiffs' counsel. The Company has yet to file a response to the complaint. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend the same.

  Litigation Relating to the Merger

        As previously disclosed, on December 4, 2006, the Company announced that it had received a proposal from Fertitta Colony Partners LLC ("FCP") to acquire all of the Company's outstanding common stock for $82 per share in cash. Six cases (the "Actions") were brought in the District Court for Clark County, Nevada (the "District Court"), alleging that the actions of Frank J. Fertitta III and Lorenzo J. Fertitta in participating with FCP in making the proposal and entering into the Merger Agreement and the actions of the members of a special committee of Station's Board of Directors composed entirely of independent directors (the "Special Committee") in responding to the proposal, and entering into the Merger Agreement, were breaches of fiduciary duty:

        Roessler v. Station Casinos, Inc., et al., Case No. A532637;

        Filhaber v. Station Casinos Inc., et al., Case No. A532499;

        Traynor v. Station Casinos, Inc., et al, Case No. A532407;

        Goldmann v. Station Casinos, Inc., et al., Case No. A532395;

        Griffiths v. Station Casinos, Inc., et al., Case No. A533806; and

        West Palm Beach Firefighters' Pension Fund v. Station Casinos, Inc., et al., Case No. 07-A536211.

        The Company was a defendant in the Actions and others were named as defendants in one or more of the Actions. No specific monetary relief was sought against the Company in the Actions. On January 4, 2007, the Actions were consolidated under the heading In re Station Casinos Shareholder Litigation, Master Case No. A-532367 (the "Consolidated Action").

        On June 1, 2007, the plaintiffs filed an amended consolidated class action complaint (the "Amended Complaint") in the District Court against Station, Station's directors, Frank J. Fertitta III, Lorenzo J. Fertitta, Blake L. Sartini and Delise F. Sartini, Colony Capital, LLC ("Colony"), Colony Capital Acquisitions, LLC ("Colony Acquisitions") and FCP. The Amended Complaint alleges that Station's directors breached their fiduciary duties to Station and its stockholders as follows:

        A.    The defendants failed to engage in a fair process that would maximize value to Station's stockholders because the defendants put into place covenants in Station's bond indentures that could, under certain circumstances, require a purchaser of Station not affiliated with Frank J. Fertitta III and Lorenzo J. Fertitta to redeem those bonds, put into place a stockholder rights plan and a staggered board, adopted a supermajority voting requirement in connection with any merger transaction and imposed a $160 million termination fee on Station.

        B.    The process being used to sell Station is wrongful, unfair and harmful and is an attempt by the defendants to aggrandize their personal and financial positions. It does not reflect the true inherent value of Station that was known only to the defendants. This value, which far exceeds the $90.00 per share Merger consideration, includes the returns from Red Rock, the Company's Native American casino-management contracts and the expected returns from Aliante Station and other expansion projects.

        C.    The directors have not and are not exercising independent business judgment and have acted and are acting to the detriment of the plaintiff class. In particular, the members of the Special Committee are not independent of Frank J. Fertitta III and Lorenzo J. Fertitta, were handpicked for Station's Board of Directors by Frank J. Fertitta III and Lorenzo J. Fertitta, are loyal and beholden to them and will do what Frank J. Fertitta III and Lorenzo J. Fertitta tell them to do. The Special Committee failed to properly shop Station, artificially depressing the value of Station's stock, thereby depriving plaintiffs of the right to receive the maximum value for their shares. They are taking steps to avoid competitive bidding, to cap the price of Station stock and to give FCP and other members of the buying group an unfair advantage by, among other things, failing to solicit other potential acquirers or alternative transactions.

        D.    The Company's preliminary proxy statement filed with the SEC on May 7, 2007 (the "Preliminary Proxy Statement") misrepresented material facts and omits material information necessary for stockholders to make an informed decision concerning the transaction because, in part, it did not discuss whether the defendants considered alternative transaction forms, nor did it properly detail the sale process.

        E.    The Preliminary Proxy Statement did not detail whether Bear, Stearns & Co., Inc. ("Bear Stearns"), financial advisor to the Special Committee, performed any sensitivity studies or whether it valued Station assuming Station would be split into separate operating and holding companies. The Preliminary Proxy Statement also failed to detail the proper valuation for Station, or the basis for the valuation. In addition, Bear Stearns is in a conflict position because it owns 36,639 shares of Station common stock.

        The Amended Complaint also alleges that Frank J. Fertitta III, Lorenzo J. Fertitta, Blake L. Sartini, Delise F. Sartini, FCP, Colony and Colony Acquisitions knowingly aided and abetted the Company's directors in breaching their fiduciary duties to the Company's public stockholders.

        The Amended Complaint sought an injunction preliminarily and permanently enjoining the defendants from proceeding with, consummating or closing the Merger transaction, and demanded that the plaintiffs be awarded their costs and disbursements incurred in connection with this action, including reasonable attorneys' fees and reimbursement of expenses.

        In November 2007, in order to resolve the litigation and avoid further cost and delay, the Company and the individual defendants, without admitting any wrongdoing, entered into a global stipulation of settlement with plaintiffs ("Proposed Settlement"). Pursuant to the Proposed Settlement, the Company made supplemental disclosures in its Definitive Proxy Statement filed with the SEC on July 9, 2007, to address certain of the disclosure claims raised in the Consolidated Action. As part of the Proposed Settlement, plaintiffs' counsel applied to the Court for an award of attorneys' fees in the amount of $1.9 million, inclusive of costs and expenses. The Company agreed to pay the fees and expenses on behalf of all plaintiffs as awarded by the court in an amount up to $1.9 million.

        On December 11, 2007, the District Court preliminarily approved the Proposed Settlement. Thereafter, notice of the Proposed Settlement was disseminated to more than 31,000 former shareholders of Station and published in the Wall Street Journal (national edition), the Los Angeles Times and the Las Vegas Review Journal.

        None of the former shareholders objected to the terms of the Proposed Settlement. Consequently, at a hearing on February 11, 2008, Judge Mark R. Denton of the District Court approved the Proposed Settlement of the Consolidated Action. Given that there were no objections to the settlement, we do not expect an appeal and regard the litigation as concluded.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        All of the outstanding common stock of Station Casinos, Inc. is privately held and there is no established public trading market for our common stock.

Holders

        As of January 31, 2008, there were two holders of record of our non-voting common stock and one holder of record of our voting common stock.

Dividends

        During the year ended December 31, 2007, we paid a quarterly cash dividend of $0.2875 per share to stockholders of record on February 26, 2007, May 21, 2007 and October 5, 2007. The total amount paid in dividends for 2007 was $49.1 million.

        During the year ended December 31, 2006, we paid a quarterly cash dividend of $0.25 per share to stockholders of record on February 10, 2006 and May 12, 2006 and $0.2875 per share to stockholders of record on August 11, 2006 and November 13, 2006. The total amount paid in dividends for 2006 was $65.4 million.

        The payment of dividends in the future will be at the discretion of our Board of Directors. Restrictions imposed by our debt instruments and other agreements limit the payment of dividends (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness and Capital Stock").

Issuer Purchases of Equity Securities

        The table below sets forth the information with respect to purchases made by or on behalf of us of our common stock during the three months ended December 31, 2007 (unaudited):

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1 - 31, 2007	369	$89.16	—	6,257,234
November 1 - 30, 2007	—	—	—	—
December 1 - 31, 2007	—	—	—	—

Total	369	$89.16	—	—

(a)
The shares purchased by us during the three months ended December 31, 2007, consisted of 369 restricted shares withheld to offset tax withholding obligations that occur upon vesting of the restricted shares.

(b)
In conjunction with the Merger on November 7, 2007, each share of Station common stock (other than certain shares held by FCP, Merger Sub, FCP HoldCo, Fertitta Partners or any wholly-owned subsidiary of Station and other than shares of Station common stock held in treasury) was cancelled and converted into the right to receive $90.00, without interest. In addition, FCP purchased a total of 3,329,769 shares of Station common stock from certain members of Station's management pursuant to the Stock Purchase Agreement dated as of November 7, 2007 by and among FCP and other parties thereto for the purchase price of $90.00 per share.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below for the successor period from November 8, 2007 through December 31, 2007 (the "Successor Period") and the period then ended, the predecessor period from January 1, 2007 through November 7, 2007 (the "Predecessor Period"), and as of and for the fiscal years ended December 31, 2006, 2005, 2004, and 2003 have been derived from our consolidated financial statements which, except for 2004 and 2003, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
			For the Year Ended December 31,
			2006(a)	2005	2004(b)	2003(c)
	(in thousands)	(in thousands)
Operating Results:
Net revenues	$209,711	$1,237,284	$1,339,024	$1,108,833	$986,742	$858,089
Operating costs and expenses, excluding the following items (d):	461,661	937,745	980,813	772,927	721,957	655,844
Development (e)	1,294	7,068	9,036	8,747	10,683	4,306
Preopening (f)	251	1,880	29,461	6,560	848	—
Merger transaction costs (g)	—	156,500	2,526	—	—	—
Impairment loss (h)	—	16,631	—	—	—	18,868
Management agreement/lease terminations (i)	—	3,825	1,053	14,654	—	—
Litigation settlement (j)	—	—	—	—	—	38,000

Operating (loss) income	(253,495)	113,635	316,135	305,945	253,254	141,071
Earnings from joint ventures	5,875	34,247	41,854	38,281	26,328	20,604

Operating (loss) income and earnings from joint ventures	(247,620)	147,882	357,989	344,226	279,582	161,675
Loss on early retirement of debt (k)	(20,311)	—	—	(1,278)	(93,265)	—
Interest expense, net	(66,019)	(220,873)	(178,537)	(86,721)	(81,088)	(93,498)

(Loss) income before income taxes	(333,950)	(72,991)	179,452	256,227	105,229	68,177
Income tax benefit (provision)	15,996	15,335	(69,240)	(94,341)	(38,879)	(23,834)

Net (loss) income	$(317,954)	$(57,656)	$110,212	$161,886	$66,350	$44,343

Balance Sheet Data:
Total assets	$8,988,666		$3,716,696	$2,929,043	$2,045,584	$1,745,972
Long-term debt	5,244,424		3,468,828	1,944,328	1,338,213	1,168,957
Stockholders' equity (deficit)	2,571,062		(186,858)	630,814	488,921	339,939

(a)
On April 18, 2006, we opened Red Rock.

(b)
On August 2, 2004, we purchased Magic Star and Gold Rush.

(c)
On January 27, 2003, we purchased Wildfire. We opened Thunder Valley on June 9, 2003, which we manage on behalf of the UAIC (see Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(d)
Upon consummation of the Merger, equity-based awards in FCP and Fertitta Partners were issued (see Note 14 to the Consolidated Financial Statements in this Annual Report on Form 10-K), which vest immediately or over five years, and as such, expense of approximately $287.7 million related to this issuance was recorded during the Successor Period.

(e)
During the last half of 2003, we increased our development resources in an effort to identify potential gaming opportunities. Development expenses include costs to identify potential gaming opportunities, the internal costs incurred to bring the Native American projects currently under contract to fruition and other development opportunities, which include payroll, travel and legal expenses. Also included in development expense for 2004 is a $2.0 million non-reimbursable milestone payment related to the Gun Lake project in Michigan. During 2003, $2.0 million of costs related to the Graton Rancheria project were expensed after achieving certain milestones on the project and are also not reimbursable (see Note 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(f)
Preopening expenses for the Successor Period and the Predecessor Period primarily related to projects under development. Preopening expenses for the years ended December 31, 2006, 2005 and 2004 include costs primarily related to the opening of Red Rock.

(g)
During the Predecessor Period, the Company recorded approximately $156.5 million in costs related to the Merger. These costs include approximately $31.6 million of accounting, investment banking, legal and other costs associated with the Merger and $124.9 million of expense related to the accelerated vesting and buyout of employee stock options and restricted stock awards upon consummation of the Merger.

(h)
During the Predecessor Period, we recorded an impairment charge of approximately $16.6 million, of which $8.0 million related to the impairment of goodwill at Magic Star and Gold Rush as a result of recent third-party business valuation and $8.6 million related to the write-down of the corporate office building in conjunction with its sale. During the year ended December 31, 2003, we recorded an impairment loss of approximately $18.9 million, of which approximately $17.5 million was related to the impairment of goodwill at Fiesta Rancho as a result of reduced growth assumptions. In addition, approximately $1.4 million of the impairment loss in 2003 was primarily related to the write off of our investment in the development of a new slot product.

(i)
During the Predecessor Period, we recorded management agreement/lease termination expense primarily due to the termination of the management agreement related to Cherry nightclub at Red Rock. During the years ended December 31, 2006 and 2005, we recorded management agreement/lease terminations primarily related to land adjacent to the current Wild Wild West property.

(j)
On February 9, 2004, we entered into an agreement to settle a lawsuit that centered on allegations of improper conduct by our former Missouri legal counsel for $38 million.

(k)
During the Successor Period, in conjunction with the Merger, we terminated our previous revolving credit facility resulting in a loss on early retirement of debt of $20.3 million, which includes the write-off of unamortized loan costs as well as costs to terminate our then existing cash flow hedge interest rate swaps. During the year ended December 31, 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008 and $17.4 million of outstanding 9 7/8% senior subordinated notes due 2010. During the year ended December 31, 2004, we completed tender offers and consent solicitations for approximately $940.6 million of our senior and senior subordinated notes outstanding.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        On November 7, 2007, the Company completed its merger (the "Merger") with FCP Acquisition Sub, a Nevada corporation ("Merger Sub"), pursuant to which Merger Sub merged with and into the Company with the Company continuing as the surviving corporation. The Merger was completed pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 23, 2007 and amended as of May 4, 2007, among the Company, Fertitta Colony Partners LLC, a Nevada limited liability company ("FCP"), and Merger Sub, as amended. By going private, the Merger provides the Company with greater operating flexibility, allowing management to concentrate on long-term growth, reduce its focus on the quarter-to-quarter performance often emphasized by the public markets and pursue alternatives.

        As a result of the Merger, 24.1% of the issued and outstanding shares of non-voting common stock of the Company are owned by Fertitta Partners LLC, a Nevada limited liability company ("Fertitta Partners"), which is owned by affiliates of Frank J. Fertitta III, Chairman and Chief Executive Officer of Station, affiliates of Lorenzo J. Fertitta, Vice Chairman and President of Station, affiliates of Blake L. Sartini and Delise F. Sartini, and certain officers and other members of management of the Company. The remaining 75.9% of the issued and outstanding shares of non-voting common stock of the Company are owned by FCP Holding, Inc., a Nevada corporation ("FCP HoldCo") and a wholly-owned subsidiary of FCP. FCP is owned by an affiliate of Colony Capital, LLC ("Colony") and affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta. Substantially simultaneously with the consummation of the Merger, shares of voting common stock of Station were issued for nominal consideration to FCP VoteCo LLC, a Nevada limited liability company ("FCP VoteCo"), which is owned equally by Frank J. Fertitta III, Lorenzo J. Fertitta and Thomas J. Barrack, Jr., Chairman and Chief Executive Officer of Colony.

        At the effective time of the Merger, each outstanding share of our common stock, including any rights associated therewith (other than shares of our common stock owned by FCP, Merger Sub, FCP HoldCo, Fertitta Partners or any wholly-owned subsidiary of the Company or shares of our common stock held in treasury by us) was cancelled and converted into the right to receive $90 in cash, without interest. Following the consummation of the Merger, the Company is privately owned through FCP HoldCo, Fertitta Partners and FCP VoteCo. Station common stock ceased trading on the New York Stock Exchange at market close on November 7, 2007, and will no longer be listed on any exchange or quotation system. The Company's voting common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

        The Merger resulted in a greater than 50% change in control of the Company and was a "business combination" for accounting purposes, requiring that FCP, Fertitta Partners, FCP VoteCo and their respective owners (the "Investors"), pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result of the Securities and Exchange Commission's rules and guidance regarding "push-down" accounting, the Investors' new accounting basis in our assets and liabilities is reflected in our consolidated financial statements to the extent that the Investors paid cash for the non-voting stock of the Company as of the consummation of the Merger. The accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows for 2007 are presented for two periods: January 1, 2007 through November 7, 2007 (the "Predecessor Period") and November 8, 2007 through December 31, 2007 (the "Successor Period"). The Predecessor Period reflects the historical accounting basis in our assets and liabilities, while the Successor Period reflects the push down of the Investors' new basis to our consolidated financial statements.

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

        The following table highlights the results of our operations (dollars in thousands):

	Successor	Predecessor	2007 Combined (a)		Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year ended December 31, 2007	Percent change	Year ended December 31, 2006	Percent change	Year ended December 31, 2005
Net revenues—total	$209,711	$1,237,284	$1,446,995	8.1%	$1,339,024	20.8%	$1,108,833
Major Las Vegas Operations (b)	192,489	1,117,190	1,309,679	10.1%	1,189,099	22.8%	968,017
Management fees (c)	9,708	78,077	87,785	(11.8)%	99,485	4.6%	95,144
Other Operations and Corporate (d)	7,514	42,017	49,531	(1.8)%	50,440	10.4%	45,672
Operating (loss) income—total	$(253,495)	$113,635	$(139,860)	(144.2)%	$316,135	3.3%	$305,945
Major Las Vegas Operations (b)	39,793	264,413	304,206	4.6%	290,924	(4.1)%	303,383
Management fees (c)	9,708	78,077	87,785	(11.8)%	99,485	4.6%	95,144
Other Operations and Corporate (d)	(302,996)	(228,855)	(531,851)	(616.1)%	(74,274)	19.8%	(92,582)
Cash flows provided by (used in):
Operating activities	$18,689	$273,473	$292,162	(0.4)%	$293,373	(22.2)%	$376,891
Investing activities	(4,323,965)	(530,418)	(4,854,383)	(480.5)%	(836,261)	5.5%	(885,327)
Financing activities	4,302,933	238,782	4,541,715	690.9%	574,234	9.3%	525,571

(a)
The results for the fiscal year ended December 31, 2007, which we refer to as "2007 Combined", were derived by the mathematical addition of the results for the Predecessor Period and the Successor Period. The presentation of financial information for 2007 Combined herein may yield results that are not fully comparable on a period-by-period basis, particularly related to depreciation, amortization, interest expense and tax provision accounts, primarily due to the impact of the Merger on November 7, 2007. 2007 Combined does not comply with Generally Accepted Accounting Principles ("GAAP") or with the Securities and Exchange Commission's ("SEC") rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2007 to our results for prior periods.

(b)
Includes the wholly owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock (since April 18, 2006), Fiesta Rancho and Fiesta Henderson.

(c)
Includes management fees from Thunder Valley, Green Valley Ranch, Barley's, The Greens (since December 17, 2005) and Renata's (since October 22, 2007).

(d)
Includes the wholly owned properties of Wild Wild West, Wildfire, Magic Star, Gold Rush, Lake Mead Lounge (since October 1, 2006) and corporate and development expense.

  Net Revenues

        Consolidated net revenues for 2007 Combined increased 8.1% to $1.45 billion as compared to $1.34 billion for the year ended December 31, 2006. Year over year net revenues increased primarily due to revenue increases at our Major Las Vegas Operations, which were offset by decreased management fees.

        Combined net revenues from our Major Las Vegas Operations increased 10.1% to $1.31 billion for 2007 Combined as compared to $1.19 billion for the year ended December 31, 2006. The increase is a result of a full year of operations at Red Rock, which opened on April 18, 2006, the completion of the phase II master-planned expansion at Red Rock in December 2006, which included an additional 400 rooms, the completion of the phase III expansion at Red Rock in April 2007, which included a 72-lane bowling center, as well as the completion of expansions at Santa Fe Station in December 2006 and Fiesta Henderson in August 2006, offset by decreases at several of our other Major Las Vegas Operations due to a weakened economy. Combined net revenues from our Major Las Vegas Operations, excluding Red Rock, decreased approximately 1% during 2007 Combined as compared to the year ended December 31, 2006.

        Consolidated net revenues for the year ended December 31, 2006 increased 20.8% to $1.34 billion as compared to $1.11 billion for the year ended December 31, 2005. Year over year net revenues increased primarily due to the opening of Red Rock on April 18, 2006. Combined net revenue from our Major Las Vegas Operations increased 22.8% to $1.19 billion for the year ended December 31, 2006 as compared to $968.0 million for the year ended December 31, 2005, as a result of opening Red Rock as noted above. Combined net revenue from our Major Las Vegas Operations, excluding Red Rock, remained virtually unchanged for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

  Operating Income/Operating Margin

        Consolidated operating income decreased significantly in 2007 Combined as compared to the year ended December 31, 2006. The decrease is primarily a result of $156.5 million in merger transaction costs incurred during 2007 Combined related to the Merger described above, as compared to $2.5 million during the year ended December 31, 2006. 2007 Combined was also impacted by $288.1 million of share-based compensation expense related to equity-based awards granted upon the consummation of the Merger and a $16.6 million impairment loss. In addition, operating income for the year ended December 31, 2006 was impacted by $29.5 million of preopening expenses as compared to $2.1 million during 2007 Combined. Excluding these items, operating income for 2007 Combined decreased approximately 7.1% while operating margin decreased 3.6 percentage points, as compared to the year ended December 31, 2006. These decreases are primarily related to increased operating and depreciation expenses at Red Rock, Fiesta Henderson and Santa Fe Station related to the recent expansions, the addition of amortization expense related to definite-lived intangible assets recorded in conjunction with the Merger and a decrease in gaming revenues at several of our other Major Las Vegas Operations due to a weakened economy, offset by improving operating margins at Red Rock.

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

  Share-Based Compensation

        Effective January 1, 2006, we adopted SFAS 123R, "Share-Based Payment", utilizing the modified prospective application. Under the modified prospective application, SFAS 123R applies to new awards and awards that were outstanding on December 31, 2005 that are subsequently modified, repurchased or cancelled. Under the modified prospective application, compensation cost recognized in the year ended December 31, 2006 and subsequent periods includes compensation cost of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior period amounts are not restated to reflect the impact of adopting SFAS 123R under the modified prospective application.

        The recognition of compensation expense related to the issuance of restricted stock did not change with the adoption of SFAS 123R, except for the addition of the estimate of forfeitures, and such compensation expense continued to be expensed in the consolidated statements of operations. During the year ended December 31, 2006, income before income tax and net income were reduced by approximately $2.2 million and $1.4 million, respectively, as a result of adopting SFAS 123R.

        The following table highlights our various sources of revenues and expenses as compared to prior years (dollars in thousands):

	Successor	Predecessor	2007 Combined (a)		Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year ended December 31, 2007	Percent change	Year ended December 31, 2006	Percent change	Year ended December 31, 2005
Casino revenues	$151,867	$879,097	$1,030,964	6.4%	$969,147	17.3%	$825,995
Casino expenses	60,946	331,009	391,955	12.4%	348,659	21.7%	286,503
Margin			62.0%		64.0%		65.3%
Food and beverage revenues	$37,885	$210,698	$248,583	17.5%	$211,579	44.2%	$146,774
Food and beverage expenses	27,236	149,998	177,234	16.4%	152,300	47.9%	102,970
Margin			28.7%		28.0%		29.8%
Room revenues	$14,926	$97,514	$112,440	36.4%	$82,431	34.6%	$61,238
Room expenses	5,548	32,103	37,651	25.7%	29,962	42.0%	21,094
Margin			66.5%		63.7%		65.6%
Other revenues	$12,543	$64,800	$77,343	10.1%	$70,245	33.7%	$52,550
Other expenses	4,363	24,586	28,949	10.3%	26,244	47.4%	17,799
Selling, general and administrative expenses	$37,567	$217,596	$255,163	10.8%	$230,278	26.8%	$181,670
Percent of net revenues			17.6%		17.2%		16.4%
Corporate expense	$292,955	$47,541	$340,496	462.4%	$60,540	5.1%	$57,619
Percent of net revenues			23.5%		4.5%		5.2%
Earnings from joint ventures	$5,875	$34,247	$40,122	(4.1)%	$41,854	9.3%	$38,281

(a)
The results for the fiscal year ended December 31, 2007, which we refer to as "2007 Combined", were derived by the mathematical addition of the results for the Predecessor Period and the Successor Period. The presentation of financial information of 2007 Combined herein may yield results that are not fully comparable on a period-by-period basis, particularly related to depreciation, amortization, interest expense and tax provision accounts, primarily due to the impact of the Merger on November 7, 2007. 2007 Combined does not comply with GAAP or with the SEC's rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2007 to our results for prior periods.

        Casino.    Casino revenues increased 6.4% for 2007 Combined as compared to the year ended December 31, 2006, due to the same factors affecting the combined net revenues for our Major Las Vegas Operations noted above. Casino expenses increased 12.4% over the same period primarily due to a full year of operations at Red Rock, which includes approximately 3,000 slot machines and 60 table games, the completion of the phase II master-planned expansion at Santa Fe Station in December 2006, which included 400 additional slot machines and a remodeled and expanded race and sports book, and to a lesser extent, completion of the phase II master-planned expansion at Fiesta Henderson in August 2006, which included an additional 350 slot machines and a remodeled and expanded sports book.

        Casino revenues and expenses increased 17.3% and 21.7%, respectively, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase in casino revenues and casino expenses was primarily due to the opening of Red Rock in April 2006. Red Rock opened with approximately 3,200 slots machines and 60 table games.

        Food and Beverage.    Food and beverage revenues increased 17.5% for 2007 Combined as compared to the year ended December 31, 2006, due to a full year of operations at Red Rock, which included the addition of nine restaurants at opening, and the addition of an Asian-themed full service restaurant at Red Rock in July 2007, as well as the completion of a 500-seat Feast Buffet and a 200-seat barbeque restaurant at Santa Fe Station in December 2006 and April 2007, respectively. Food covers increased 6.3% for 2007 Combined as compared to the year ended December 31, 2006, primarily due to the opening of the additional restaurants noted above. The average guest check increased 6.0% for 2007 Combined as compared to the year ended December 31, 2006, primarily due to increases in select menu prices and the addition of the Feast Buffet and barbeque restaurant at Santa Fe Station. Food and beverage expenses increased 16.4% for 2007 Combined as compared to the year ended December 31, 2006, due to the same factors affecting food and beverage revenue discussed above. Food and beverage net operating margin increased 0.7 percentage points for the same period due to improved operating results at Red Rock offset by lower than normal operating margins experienced at Santa Fe Station due to the recent opening of the Feast Buffet in December 2006 and the barbeque restaurant in April 2007.

        Food and beverage revenues increased 44.2% for the year ended December 31, 2006 as compared to the year ended December 31, 2005, as a result of the opening of Red Rock in April 2006. Food covers increased 20.6% and average guest check increased 14.8% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Food and beverage expenses increased 47.9% primarily due to the opening of Red Rock as noted above.

        Room.    Room revenues increased 36.4% for 2007 Combined as compared to the year ended December 31, 2006. Room expenses increased 25.7% for 2007 Combined as compared to the year ended December 31, 2006. The increase in both room revenue and expense is primarily due to the opening of Red Rock in April 2006 with over 400 rooms and the opening of over 400 additional rooms at Red Rock in December 2006. Room operating margin for 2007 Combined increased 2.8 percentage points over the year ended December 31, 2006 due primarily to Red Rock as noted above. Room occupancy decreased to 90% for 2007 Combined from 95% for the year ended December 31, 2006. The average daily room rate increased to $93 for 2007 Combined from $73 for the year ended December 31, 2006, primarily due to increased room rates at our Major Las Vegas Operations, including an increase of Red Rock's average daily room rate to $180 for 2007 Combined from $169 for the year ended December 31, 2006.

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

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues increased 10.1% for 2007 Combined as compared to the year ended December 31, 2006. The increase in other revenues is primarily due to the opening of Red Rock in April 2006 with a full-service spa and several leased outlets including a 16-screen movie theater complex and the opening of a 72-lane bowling center in April 2007.

        Other revenues increased 33.7% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase in other revenues is primarily due to the opening of Red Rock with the amenities noted above.

        Management Fees.    We manage Thunder Valley on behalf of the United Auburn Indian Community (the "UAIC") and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Barley's, The Greens and Renata's and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and 10% of EBITDA from Barley's, The Greens and Renata's. For 2007 Combined, management fees decreased to $87.8 million as compared to $99.5 million for the year ended December 31, 2006 primarily due to our portion of expenses at Thunder Valley related to litigation and California Compact Referendum laws of approximately $3.1 million. Management fees increased to $99.5 million for the year ended December 31, 2006 as compared to $95.1 million for the year ended December 31, 2005 primarily due to improved results at both Green Valley Ranch and Thunder Valley.

        Selling, General and Administrative ("SG&A").    SG&A expenses increased 10.8% for 2007 Combined as compared to the year ended December 31, 2006, primarily due to the opening of Red Rock in April 2006 and the recently completed expansions at Red Rock, Santa Fe Station and Fiesta Henderson. SG&A as a percentage of net revenues increased to 17.6% in 2007 Combined as compared to 17.2% in the year ended December 31, 2006.

        SG&A as a percentage of net revenues increased to 17.2% in the year ended December 31, 2006 as compared to 16.4% in the year ended December 31, 2005. SG&A expenses increased by 26.8% to $230.3 million for the year ended December 31, 2006, from $181.7 million for the year ended December 31, 2005. The increase is primarily related to the opening of Red Rock in April 2006.

        Corporate Expense.    Corporate expenses increased to approximately $340.5 million for 2007 Combined as compared to approximately $60.5 million for the year ended December 31, 2006. The increase is primarily due to $287.1 million of share-based compensation expense related to equity-based awards granted upon the consummation of the Merger, which was offset by a reduction in corporate incentive compensation.

        Corporate expense increased to approximately $60.5 million for the year ended December 31, 2006 as compared to approximately $57.6 million for the year ended December 31, 2005. The increase is primarily due to stock option expense as a result of adopting SFAS 123R (see "Share-Based Compensation"), and additional restricted stock awards offset by lower cash bonuses.

        Development Expense.    Development expense includes costs to identify potential gaming opportunities, the internal costs incurred to bring the Native American projects currently under contract to fruition and other development opportunities, which include payroll, travel and legal expenses. Development expenses for 2007 Combined and the years ended December 31, 2006 and 2005 were $8.4 million, $9.0 million and $8.7 million, respectively.

        Depreciation and Amortization.    Depreciation and amortization increased 28.8% to approximately $168.8 million for 2007 Combined as compared to $131.1 million for the year ended December 31, 2006. This increase was due primarily to additional depreciation expense from the opening of Red Rock in April 2006, as well as the completion of recent expansions at Red Rock, Santa Fe Station and Fiesta Henderson and the completion of the corporate office building in September 2007. In addition, we recorded approximately $799.1 million in definite-lived intangible assets in connection with the Merger which are subject to amortization. Amortization expense of approximately $11.3 million associated with these intangibles was recorded during 2007 Combined.

        Depreciation increased 29.3% to approximately $131.1 million for the year ended December 31, 2006 as compared to $101.4 million for the year ended December 31, 2005. This increase was due primarily to the opening of Red Rock in April 2006, the completion of portions of the phase II master-planned expansion at Fiesta Henderson in August 2006 and the remodel of the buffet at Sunset Station in December 2005.

        Preopening Expense.    We incurred preopening expenses of approximately $2.1 million, $29.5 million and $6.6 million during 2007 Combined and the years ended December 31, 2006 and 2005, respectively. Preopening expenses incurred during 2007 Combined were primarily related to projects under development. Preopening expenses incurred during the years ended December 31, 2006 and 2005 were primarily related to the development of Red Rock which opened in April 2006.

        Merger Transaction Costs.    During 2007 Combined, the Company recorded approximately $156.5 million in costs related to the Merger. These costs include approximately $31.6 million of accounting, investment banking, legal and other costs associated with the Merger and $124.9 million of expense related to the accelerated vesting and buyout of employee stock options and restricted stock awards upon consummation of the Merger.

        Impairment Loss.    During 2007 Combined, we recorded an impairment loss of approximately $16.6 million. Included in the impairment loss is $8.0 million related to the impairment of goodwill at Magic Star and Gold Rush as a result of a recent third-party business valuation and $8.6 million related to the write-down of the corporate office building prior to its sale-leaseback transaction.

        Management agreement/lease terminations.    During 2007 Combined, we incurred approximately $3.8 million in management agreement/lease termination expense primarily due to the termination of the management agreement related to Cherry nightclub at Red Rock. During the years ended December 31, 2006 and 2005, we recorded approximately $1.1 million and $14.7 million, respectively, to terminate various leases primarily related to land adjacent to the current Wild Wild West property.

        Earnings From Joint Ventures.    We own a 50% interest in various joint ventures including Green Valley Ranch, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. We recorded our share of the earnings from these joint ventures of $40.1 million, $41.9 million and $38.3 million for 2007 Combined and the years ended December 31, 2006 and 2005, respectively. The decrease in our share of earnings from joint ventures in 2007 Combined as compared to the year ended December 31, 2006 is primarily the result of our 50% portion of costs related to terminating a management agreement and a lease agreement at Green Valley Ranch of approximately $1.9 million. The increase in earnings from joint ventures for the year ended December 31, 2006 as compared to the year ended December 31, 2005 is primarily due to improved results at Green Valley Ranch as a result of the completion of various portions of the phase III master-planned expansion in October 2006.

        Interest Expense.    Interest expense, net of capitalized interest, increased 50.6% to $258.6 million in 2007 Combined as compared to $171.7 million in the year ended December 31, 2006. Gross interest expense increased approximately $75.1 million due to an increase in our long-term debt of approximately $1.8 billion in 2007 Combined, and an increase in the weighted average cost of debt to 7.1% from 6.7% for 2007 Combined and the year ended December 31, 2006, respectively. Capitalized interest decreased approximately $10.2 million for 2007 Combined primarily due to the completion of Red Rock in April 2006. In conjunction with the Merger, we incurred significant indebtedness at increased interest rates and as such we expect interest expense to be higher in future periods.

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

        Interest and Other Expense from Joint Ventures.    For 2007 Combined and the years ended December 31, 2006 and 2005, we recorded $28.2 million, $6.8 million and $6.3 million, respectively, in interest and other expense related to our unconsolidated joint ventures. The increase in expense during 2007 Combined as compared to the prior periods is due to the new $830 million credit facility at Green Valley Ranch entered into on February 16, 2007, which resulted in an increase in debt of approximately $582.8 million in the year ended December 31, 2007, as well as an $0.8 million charge for a loss on early retirement of debt related to the prior credit facility.

        Loss on Early Retirement of Debt.    During 2007 Combined, in conjunction with the Merger, we terminated our then existing revolving facility resulting in a loss on early retirement of debt of $20.3 million, which includes the write-off of unamortized loan costs as well as costs to terminate our then existing interest rate swaps.

        During 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008 and $17.4 million of outstanding 9 7/8% senior subordinated notes due 2010. As a result of these redemptions, we recorded a loss on early retirement of debt of approximately $1.3 million to reflect the write-off of the unamortized loan costs, unamortized discount and call premium.

Liquidity and Capital Resources

        The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects such as Aliante Station entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

        In connection with the Merger on November 7, 2007, we received $2.71 billion in cash equity contributions, $2.475 billion from the issuance of the CMBS Loans (see "Description of Certain Indebtedness and Capital Stock—CMBS Loans") and entered into a $900 million Credit Agreement with initial borrowings of $510 million (see "Description of Certain Indebtedness and Capital Stock—Credit Agreement"). In addition, we paid $4.17 billion for the Merger consideration payment for each outstanding share of our common stock, $1.38 billion to terminate our then existing revolving credit facility and $12.2 million to terminate interest rate swaps tied to such revolving credit facility.

        During 2007 Combined, we generated cash flows from operating activities of $292.2 million. In addition, we received approximately $70 million from the sale-leaseback of the corporate office building. At December 31, 2007, we had total available borrowings of $900 million under our Credit Agreement, which was reduced by borrowings of $543.1 million and various letters of credit totaling approximately $11.9 million, leaving approximately $345.0 million available as of December 31, 2007. We had $96.4 million in cash and cash equivalents as of December 31, 2007, virtually all of which is used for the day-to-day operations of our casinos.

        During 2007 Combined, total capital expenditures were $585.9 million, of which approximately $297.2 million was for the purchase of land, approximately $66.3 million was for the construction of the new corporate office building, approximately $89.7 million related to master-planned expansions at Red Rock, approximately $23.7 million was related to the phase II master-planned expansion at Fiesta Henderson, approximately $12.2 million was for the phase III master-planned expansion at Santa Fe and approximately $96.8 million was related to maintenance and various other projects. In addition to capital expenditures, we paid approximately $19.5 million in reimbursable advances for our Native American development projects (see "Future Development"), approximately $49.1 million in common stock dividends, approximately $110.2 million to repurchase 1.3 million shares of our common stock and approximately $103.8 million was contributed to various joint ventures.

        Our primary cash requirements for 2008 are expected to include (i) principal and interest payments on indebtedness, (ii) maintenance and other capital expenditures, (iii) other strategic land purchases, (iv) equity contributions to joint ventures, (v) payments to our existing and potential Native American projects and (vi) payments for design and development costs of future projects.

        We believe that cash flows from operations, available borrowings under the Credit Agreement, the Land Loan (see "Description of Certain Indebtedness and Capital Stock—Land Loan") and existing cash balances will be adequate to satisfy our anticipated uses of capital during 2008. However, we are continually evaluating our financing needs. Although recent developments in the financial markets have had an effect through the U.S. economy, including limiting access to capital markets to certain borrowers at reasonable rates, if more attractive financing alternatives, or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

  Off Balance Sheet Arrangements

        As of December 31, 2007, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a combined notional amount of $1.36 billion (see "Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps") and a completion guarantee related to the financing at Aliante Station (see "Description of Certain Indebtedness and Capital Stock—Aliante Station Financing").

        The following table summarizes our contractual obligations and commitments (amounts in thousands):

	Contractual obligations
	Long-term debt (a)	Operating leases (b)	Other long-term obligations (c)	Total contractual cash obligations
Payments due by year
2008	$392,906	$10,466	$45,600	$448,972
2009	402,432	8,968	89,994	501,394
2010	393,048	8,968	21,553	423,569
2011	393,124	8,410	16,468	418,002
2012	3,767,677	7,316	11,776	3,786,769
Thereafter	2,208,957	313,618	601	2,523,176

Total	$7,558,144	$357,746	$185,992	$8,101,882

(a)
Includes interest related to interest rate swaps estimated based on the notional amount and net interest spread as of December 31, 2007. Interest related to the Term Loan, the Revolver and the CMBS Loans is estimated based on the outstanding balance and interest rate as of December 31, 2007. See Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(b)
See Note 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)
Other long-term obligations are comprised of employment contracts, long-term stay-on agreements, slot conversion purchases and the purchases of land.

        As further discussed in Note 17 to the Consolidated Financial Statements in this Annual Report on Form 10-K, we adopted the provisions of FIN 48 on January 1, 2007. We had $3.3 million of unrecognized tax benefits as of December 31, 2007. Due to the inherent uncertainty of the underlying tax positions, it is not possible to assign the liability as of December 31, 2007 to any particular years in the table.

Future Development—Las Vegas

  Las Vegas Development

  Aliante Station

        In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We are developing and will manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property's revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include 201 hotel rooms, approximately 2,600 slot machines, multiple full-service restaurants and a multi-screen movie theater complex. Construction on Aliante Station began in February 2007 and is expected to be completed by the end of 2008 at a cost of approximately $675 million. Pursuant to the terms of the agreement, in January 2006, we contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture. As of December 31, 2007, we have contributed an additional $79.5 million to fund design and development costs.

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of December 31, 2007, we have contributed an additional $24.7 million to fund the acquisition of additional property and design and development costs.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior ("DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of December 31, 2007, we have advanced approximately $140.3 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of December 31, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of December 31, 2007, we have advanced approximately $38.3 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

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

        On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the "Complaint") in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake's motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 146-acre site into trust on January 5, 2007, if the plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties' motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date. On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle plaintiffs to any relief on the four issues raised in the Complaint, and granted the parties' motion to discuss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions has been reviewed on appeal. On March 22, 2007, plaintiffs filed a notice of appeal of the District Court's decision granting the Dispositive Motions with the United States Court of Appeals for the District of Columbia Circuit. On May 21, 2007, the plaintiffs filed their appellate brief. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the plaintiffs filed their reply brief. Oral arguments were heard on October 19, 2007. The parties are currently waiting for the appellate court to render its decision. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact is subject to approval by the Michigan Legislature and, if approved, will regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. On August 8, 2007, the Michigan House of Representatives ratified the compact. No assurances can be provided as to whether the Michigan Senate will approve the compact. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. As of December 31, 2007, we have advanced approximately $9.8 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2007, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. As of December 31, 2007, we have advanced approximately $12.4 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of December 31, 2007, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

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

        As of December 31, 2007, we had $516.2 million of land held for development that consists primarily of seven sites that are owned or leased, which comprise 263 acres in the Las Vegas valley, 147 acres in the northern California and 203 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 45 acres in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        We also have acquired or are under contract to acquire approximately 106 acres of land on which Wild Wild West is located and the surrounding area of which, approximately 72 acres have been acquired as of December 31, 2007. During 2007 Combined and the years ended December 31, 2006 and 2005 we incurred and expensed approximately $25,000, $1.1 million and $11.7 million, respectively to terminate various leases related to this land. In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately

$36 million. We have extended the date for the close of escrow to no later than January 2009. Additionally, the lease expense was reduced from $2.9 million to $1.6 million per year beginning in July 2005. No amounts related to this purchase option have been recorded on our consolidated balance sheets at December 31, 2007 and 2006.

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

        There are several gaming tax increase proposals currently circulating in Nevada. These proposals would take the form of voter referendums, which in Nevada require passage by voters on two separate occasions, the next two being 2008 and 2010. If a proposal to increase the gaming tax is passed in both elections, the earliest the increase could go into effect would be 2011. An increase in the gaming tax could have an adverse effect on our results of operations.

        We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our operating results.

Description of Certain Indebtedness and Capital Stock

  Revolving Facility

        In conjunction with the Merger on November 7, 2007, we terminated our $2.0 billion revolving credit facility (the "Revolving Facility") due December 2010. As a result we recorded a loss on early retirement of debt of approximately $8.1 million during the Successor Period to reflect the write off of the unamortized loan costs. In addition, we terminated two cash flow hedge interest rate swaps with a notional amount of $500 million, which were due to terminate in December 2010 and tied directly to the Revolving Facility. These cash flow hedge interest rate swaps were terminated at market value, and as a result, we paid approximately $12.2 million which is included in our loss on early retirement of debt in the Successor Period.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000 beginning March 31, 2008. The Revolver contains no principal amortization. Initial borrowings, including full funding of the Term Loan and $260 million drawn on the Revolver for an aggregate amount of $510 million, were used to repay a portion of the outstanding amounts under the Revolving Facility. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement). As of December 31, 2007, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 2.50%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of December 31, 2007, the fee for the unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 1.50 to 1.00 beginning March 31, 2008 through June 30, 2008, which increases to 1.75 to 1.00 on September 30, 2008 through December 31, 2008, to 2.00 to 1.00 on March 31, 2009 through December 31, 2009, to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio can be no more than 8.50 to 1.00 beginning March 31, 2008, which reduces to 8.25 to 1.00 on June 30, 2008, to 8.00 to 1.00 on September 30, 2008, to 7.75 to 1.00 on December 31, 2008, to 7.50 to 1.00 on March 31, 2009, to 7.25 to 1.00 on June 30, 2009, to 7.00 to 1.00 on September 30, 2009, to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.5 to 1.00 on June 30, 2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.25 to 1.00 beginning March 31, 2008 through June, 30, 2008 and reduces to 2.00 to 1.00 on September 30, 2008. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business. All obligations under the Credit Agreement are secured by substantially all of our assets with the exception of the collateral securing the CMBS Loans, the Land Loan and other excluded items as described in the Credit Agreement.

  CMBS Loans

        In connection with the Merger, on November 7, 2007, a number of wholly-owned unrestricted direct and indirect subsidiaries of Station (collectively, the "CMBS Borrower") entered into a mortgage loan and related mezzanine financings in the aggregate principal amount of $2.475 billion (the "CMBS Loans"), for the purpose of financing the Merger consideration payable to the Company's stockholders upon consummation of the Merger and paying fees and expenses incurred in connection with the Merger.

        The CMBS Loans are collateralized by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2009, subject to three one-year extensions as defined in the CMBS Loans. Interest on the CMBS Loans is equal to one-month LIBOR plus 2.3% per annum. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased an interest rate cap with a $1.11 billion notional amount and a strike price of 5.77% for an initial premium of $3.6 million. This premium is being amortized to interest expense ratably over the term of the interest rate cap. In addition, the CMBS Borrower entered into a cash flow hedge interest rate swap with a notional amount of $1.36 billion terminating in November 2012. As of December 31, 2007, we paid a fixed rate of 5.3% and received one-month LIBOR which approximated 5.0%. This interest rate swap is designated and qualifies as a cash flow hedge resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss) with an offsetting adjustment to the carrying value of the related debt. For the year ended December 31, 2007, we recorded other comprehensive loss of $73.4 million, related to the change in market value of this interest rate swap and a corresponding increase in long-term debt.

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the CMBS Loan Documents require the CMBS Borrower to maintain a minimum lease coverage ratio and also contain certain customary affirmative covenants and certain events of default. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves (as defined in the CMBS Loan Documents).

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

        The indentures (the "Indentures") governing our senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. At December 31, 2007, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.11 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolver not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

  Land Loan

        On February 7, 2008, a wholly-owned, indirect subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn and the proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. The borrower has the option to request an additional $50 million under the Land Loan to purchase certain real property. Borrowings under the Land Loan bear interest at LIBOR plus 3.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 2.5% per annum, at the borrower's request. The borrower is required to hedge the interest rate such that it will not exceed 6.5%. As a result, the borrower entered into a cash flow hedge interest rate swap with a notional amount of $200 million in which the borrower pays a fixed rate of 2.97% and receives one-month LIBOR, terminating in February 2011.

        The Land Loan contains a number of covenants that, among other things, restrict, subject to certain exceptions, the borrower's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the Land Loan requires the borrower to maintain a loan-to-value ratio of no more than 40% and also contains customary affirmative covenants and certain events of default.

  Interest Rate Swaps

        In November 2007, we terminated a fair value hedge interest rate swap with a notional amount of $50.0 million, which was due to terminate in April 2012. The fair value hedge interest rate swap was terminated at market value and, as a result, we paid approximately $1.2 million. This fair value hedge interest rate swap was tied directly to our $450 million 6.0% senior notes. The mark-to-market adjustment is being amortized as interest expense over the remaining contract life of the interest rate swap.

        In January 2008, we entered into a cash flow hedge interest rate swap with a notional amount of $250 million that converts a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates, terminating in January 2011.

        The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase of interest expense of approximately $0.4 million in 2007 Combined and a reduction of interest expense of approximately $0.2 million and $2.1 million for the years ended December 31, 2006 and 2005, respectively.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. Annual lease payments for the first year will be approximately $5.3 million and will increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. In conjunction with the sale, we recorded an impairment loss of approximately $8.6 million which is included on our consolidated statement of operations. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under SFAS 98, "Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of Lease Term; Initial Direct Costs of Direct Financing Leases". Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our consolidated balance sheet and it continues to be depreciated. During 2007 Combined, we recorded approximately $0.9 million of interest expense related to this transaction. Future minimum lease payments related to this lease are approximately $5.3 million, $5.3 million, $5.4 million, $5.5 million and $5.5 million for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

  Aliante Station Financing

        In October 2007, we completed financing for Aliante Station (the "Aliante Financing"). The Aliante Financing was completed with a group of banks and provides for borrowings of up to $430 million at a margin above the LIBOR rate of up to 325 basis points. The loan requires initial equity contributions from each partner, Station and G.C. Investments, LLC (G.C. Investments, LLC being principally owned by members of the Greenspun family) of $105 million and equity contributions for a completion guarantee, if necessary, for project costs that exceed $618 million exclusive of land acquisition costs and financing costs. The completion guarantee is a joint and several obligation of each partner, with G.C. Investment, LLC's obligation collateralized.

  Green Valley Ranch Financing

        On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the "Green Valley Facility"). The Green Valley Facility includes a $550 million first lien term loan due February 2014, a $250 million second lien term loan due August 2014 and a $30 million revolver due February 2012. At the time of close, the revolver was unfunded. Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving credit facility and term loan, as well as an equal distribution to the members, which was comprised of approximately $185 million in distributions to each member and a $100 million promissory note from each member, for a total of approximately $570 million. The outstanding balance of the Green Valley Facility as of December 31, 2007, was approximately $789.0 million.

        Effective January 1, 2008, Green Valley Ranch agreed to effectively forgive $200 million in notes receivable and the related interest from its members. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on our consolidated balance sheet at December 31, 2007 will be forgiven during the three months ended March 31, 2008 with a corresponding reduction in our investments in joint ventures.

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At December 31, 2007, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

        During the Predecessor Period, we paid a quarterly cash dividend of $0.2875 per share to stockholders of record on February 26, 2007, May 21, 2007 and October 5, 2007. The total amount paid in dividends for 2007 was $49.1 million.

        During the year ended December 31, 2006, we paid a quarterly cash dividend of $0.25 per share to stockholders of record on February 10, 2006 and May 12, 2006 and $0.2875 per share to stockholders of record on August 11, 2006 and November 13, 2006. The total amount paid in dividends for 2006 was $65.4 million.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At December 31, 2007, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Preferred Stock

        We are authorized to issue up to 10,000 shares of preferred stock, $0.01 par value per share of which none are issued. The Board of Directors, without further action by the holders of our common stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of our common stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of Station or other corporate action.

  Treasury Stock

        During the Predecessor Period, we repurchased approximately 1.3 million shares of our common stock for approximately $110.2 million, primarily through open market purchases. On November 7, 2007, upon consummation of the Merger, all of our treasury stock was cancelled and retired.

Critical Accounting Policies

  Significant Accounting Policies and Estimates

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the determination of slot club program liability, the estimated useful lives assigned to our assets, asset impairment, insurance reserves, bad debt expense, purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed below, as well as where appropriate in this discussion and analysis and in the notes to our consolidated financial statements.

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

  Self-Insurance Reserves

        We are self insured up to certain stop loss amounts for workers' compensation and general liability costs. We are also self insured for major medical claims. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not reported. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of costs per claim. We believe our estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity and other factors could materially affect the estimate for these liabilities.

  Interest Rate Swaps

        From time to time we enter into interest rate swaps in order to manage interest rate risks associated with our current and future borrowings. As such, we have adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and as amended by SFAS 138 and 149, to account for our interest rate swaps. The pronouncements require us to recognize our interest rate swaps as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in fair value (i.e. gains or losses) of the interest rate swap agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Additionally, the difference between amounts received and paid under such agreements as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

        For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion, if any, is recorded in the consolidated statement of operations.

        Derivative instruments that are designated as a fair value hedge and qualify for the "shortcut" method under SFAS 133 and as amended by SFAS 138 and 149, allows for an assumption of no ineffectiveness. As such, there is no impact on the consolidated statement of operations from the changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt.

  Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Our consolidated financial statements reflect all adjustments required by SFAS 144 as of December 31, 2007 and 2006.

  Goodwill and Other Intangible Assets

        In accordance with SFAS 142, "Goodwill and Other Intangible Assets", we test for impairment of goodwill and indefinite-lived intangible assets annually. For the Predecessor Period, we utilized fair values established through a third-party business valuation to determine any possible impairment. For the years ending December 31, 2006 and 2005, we utilized the Income Approach, which focuses on the income-producing capability of the respective property during the fourth quarter of each fiscal year. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the respective property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is then totaled to arrive at an indication of the fair value of the assets. Under both methods, if the fair value of the assets exceeds the carrying value, then impairment is measured based on the difference between the calculated fair value and the carrying value. For the Predecessor Period, we determined that an impairment of goodwill at Magic Star and Gold Rush totaling approximately $8.0 million existed which we expensed accordingly. We have determined that there was no impairment during 2006 or 2005.

  Income Taxes

        We are subject to income taxes in the U.S. and file a consolidated federal income tax return. We account for income taxes according to SFAS 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carry-forwards and certain temporary differences.

        Effective January 1, 2007, we adopted Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

        Although we believe that we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

  Recently Issued Accounting Standards

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS 141R, "Business Combinations". Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing SFAS 141's cost-allocation process. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We will adopt SFAS 141R in the first quarter of 2009 and expect SFAS 141R will have an impact on our accounting for future business combinations once adopted; however, the effect is dependent upon acquisitions that are made in the future.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51". SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent's equity. In addition, the amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. We are evaluating SFAS 160 and have not yet determined the impact the adoption will have on the consolidated financial statements.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 115" that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating our options provided for under this statement and their potential impact on the consolidated financial statements when implemented. SFAS 159 is being reviewed in conjunction with the requirements of SFAS 157 discussed below.

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position ("FSP") FAS 157-2, which defers the effective date of SFAS 157 to fiscal years beginning November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis. We are evaluating SFAS 157 and have not yet determined the impact the adoption will have on the consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. We attempt to limit our exposure to interest rate risk by managing the mix of our long-term and short-term borrowings under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement) as selected by us. However, the amount of outstanding borrowings is expected to fluctuate and may be reduced from time to time. The borrowings under the Credit Agreement mature in August 2012.

        The following table provides information about our long-term debt at December 31, 2007 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
CMBS Loans, weighted average interest rate of approximately 7.8%	November 2012 (a)	$2,475,000	$2,475,000	$2,475,000
Revolver, weighted-average interest rate of approximately 8.2%	August 2012	650,000	293,100	293,100
Term Loan, weighted-average interest rate of approximately 8.0%	August 2012	250,000	250,000	250,000
6% senior notes	April 2012	450,000	424,608	400,500
7 3/4% senior notes	August 2016	400,000	391,455	360,000
6 1/2% senior subordinated notes	February 2014	450,000	395,093	337,500
6 7/8% senior subordinated notes	March 2016	700,000	607,214	511,000
6 5/8% senior subordinated notes	March 2018	300,000	251,937	205,500
Other debt, weighted-average interest rate of approximately 8.0%	2009-2026	83,100	82,742	82,742
Market value of interest rate swaps	November 2012	73,275	73,275	73,275

Total		$5,831,375	$5,244,424	$4,988,617

(a)
Based on the assumption the Company exercises three one-year extensions.

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

        The following table provides information about our financial instruments at December 31, 2007 that are sensitive to changes in interest rates (amounts in thousands):

	During the year ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$—	$8,977	$—	$—	$424,608	$1,645,699	$2,079,284
Average interest rate	—	6.7%	—	—	7.6%	8.9%	8.6%
Variable-rate	$2,610	$3,094	$2,620	$2,629	$3,008,238	$72,674	$3,091,865
Average interest rate	8.0%	8.0%	8.0%	8.0%	7.9%	8.1%	7.9%
Interest rate swaps:
Notional amount	$—	$—	$—	$—	$1,362,500	$—	$1,362,500
Average payable rate	—	—	—	—	5.3%	—	5.3%
Average receivable rate	—	—	—	—	5.0%	—	5.0%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Station Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Station Casinos, Inc. and its subsidiaries (the "Company") as of December 31, 2007 (Successor) and 2006 (Predecessor), and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from November 8, 2007 through December 31, 2007, (Successor), the period from January 1, 2007 through November 7, 2007 (Predecessor) and for each of the two years in the period ended December 31, 2006 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 (Successor) and 2006 (Predecessor), and the consolidated results of its operations and its cash flows for the period from November 8, 2007 through December 31, 2007, (Successor), the period from January 1, 2007 through November 7, 2007 (Predecessor) and for each of the two years in the period ended December 31, 2006 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 14 and 16, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Las Vegas, Nevada
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Station Casinos, Inc.:

We have audited Station Casinos, Inc. and its subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial position of the Company at December 31, 2007 (Successor) and 2006 (Predecessor), and the consolidated results of its operations and its cash flows for the period from November 8, 2007 through December 31, 2007, (Successor), the period from January 1, 2007 through November 7, 2007 (Predecessor) and for each of the two years in the period ended December 31, 2006 (Predecessor) of the Company and our report dated February 28, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Las Vegas, Nevada
February 28, 2008

STATION CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	Successor	Predecessor
	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$96,392	$116,898
Restricted cash	966	—
Receivables, net	48,680	40,762
Inventories	12,496	9,676
Prepaid gaming tax	21,541	21,519
Prepaid expenses	14,472	12,696

Total current assets	194,547	201,551
Property and equipment, net	3,563,497	2,586,473
Goodwill	2,964,938	154,498
Intangible assets, net	1,002,617	—
Land held for development	516,186	214,374
Investments in joint ventures	391,953	253,577
Native American development costs	200,667	181,153
Other assets, net	154,261	125,070

Total assets	$8,988,666	$3,716,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,610	$341
Accounts payable	16,954	19,558
Construction contracts payable	23,151	58,318
Accrued expenses and other current liabilities	178,018	173,689

Total current liabilities	220,733	251,906
Long-term debt, less current portion	5,241,814	3,468,487
Deferred income tax, net	789,644	109,788
Due to unconsolidated affiliate	100,000	—
Other long-term liabilities, net	65,413	73,373

Total liabilities	6,417,604	3,903,554

Commitments and contingencies
Stockholders' equity (deficit):
Successor:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	—
Predecessor:
Common stock, par value $0.01; authorized 135,000,000 shares; 80,507,427 shares issued	—	593
Treasury stock, 23,245,751 shares, at cost	—	(1,039,804)
Additional paid-in capital	2,948,265	582,739
Accumulated other comprehensive loss	(59,666)	(10,782)
Retained (deficit) earnings	(317,954)	280,396

Total stockholders' equity (deficit)	2,571,062	(186,858)

Total liabilities and stockholders' equity (deficit)	$8,988,666	$3,716,696

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Operating revenues:
Casino	$151,867	$879,097	$969,147	$825,995
Food and beverage	37,885	210,698	211,579	146,774
Room	14,926	97,514	82,431	61,238
Other	12,543	64,800	70,245	52,550
Management fees	9,708	78,077	99,485	95,144

Gross revenues	226,929	1,330,186	1,432,887	1,181,701
Promotional allowances	(17,218)	(92,902)	(93,863)	(72,868)

Net revenues	209,711	1,237,284	1,339,024	1,108,833

Operating costs and expenses:
Casino	60,946	331,009	348,659	286,503
Food and beverage	27,236	149,998	152,300	102,970
Room	5,548	32,103	29,962	21,094
Other	4,363	24,586	26,244	17,799
Selling, general and administrative	37,567	217,596	230,278	181,670
Corporate	292,955	47,541	60,540	57,619
Development	1,294	7,068	9,036	8,747
Depreciation and amortization	32,292	136,498	131,094	101,356
Loss (gain) on asset disposals, net	754	(1,586)	1,736	3,916
Preopening	251	1,880	29,461	6,560
Merger transaction costs	—	156,500	2,526	—
Impairment loss	—	16,631	—	—
Management agreement/lease terminations	—	3,825	1,053	14,654

	463,206	1,123,649	1,022,889	802,888

Operating (loss) income	(253,495)	113,635	316,135	305,945
Earnings from joint ventures	5,875	34,247	41,854	38,281

Operating (loss) income and earnings from joint ventures	(247,620)	147,882	357,989	344,226

Other expense:
Interest expense, net	(61,276)	(197,370)	(171,729)	(80,378)
Interest and other expense from joint ventures	(4,743)	(23,503)	(6,808)	(6,343)
Loss on early retirement of debt	(20,311)	—	—	(1,278)

	(86,330)	(220,873)	(178,537)	(87,999)

(Loss) income before income taxes	(333,950)	(72,991)	179,452	256,227
Income tax benefit (provision)	15,996	15,335	(69,240)	(94,341)

Net (loss) income	$(317,954)	$(57,656)	$110,212	$161,886

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(amounts in thousands)

	Common stock	Non-voting common stock	Treasury stock	Additional paid-in capital	Deferred compensation- restricted stock	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total stockholders' (deficit) equity
Predecessor:
Balances, December 31, 2004	$561	$—	$(137,714)	$567,939	$(77,598)	$(611)	$136,344	$488,921
Exercise of stock options	16	—	—	50,744	—	—	—	50,760
Issuance of restricted stock, net	1	—	—	8,669	(8,670)	—	—	—
Amortization of deferred compensation	—	—	—	—	12,669	—	—	12,669
Purchase of treasury stock, at cost (0.3 million shares)	—	—	(21,414)	—	—	—	—	(21,414)
Interest rate swap market value adjustment, net of tax	—	—	—	—	—	635	—	635
Dividends paid	—	—	—	—	—	—	(62,643)	(62,643)
Net income	—	—	—	—	—	—	161,886	161,886

Balances, December 31, 2005	578	—	(159,128)	627,352	(73,599)	24	235,587	630,814
SFAS 123R adoption reclass	—	—	—	(73,599)	73,599	—	—	—
Exercise of stock options	1	—	—	4,706	—	—	—	4,707
Issuance of restricted stock, net	14	—	—	(14)	—	—	—	—
Share-based compensation expense	—	—	—	24,294	—	—	—	24,294
Purchase of treasury stock, at cost (12.7 million shares)	—	—	(880,676)	—	—	—	—	(880,676)
Interest rate swap market value adjustment, net of tax	—	—	—	—	—	(636)	—	(636)
Adoption of SFAS 158, net of tax	—	—	—	—	—	(10,170)	—	(10,170)
Dividends paid	—	—	—	—	—	—	(65,403)	(65,403)
Net income	—	—	—	—	—	—	110,212	110,212

Balances, December 31, 2006	593	—	(1,039,804)	582,739	—	(10,782)	280,396	(186,858)
Adoption of FIN 48	—	—	—	—	—	—	(522)	(522)
Exercise of stock options	—	—	—	2,366	—	—	—	2,366
Share-based compensation expense	—	—	—	143,714	—	—	—	143,714
Purchase of treasury stock, at
cost (1.3 million shares)	—	—	(110,164)	—	—	—	—	(110,164)
Interest rate swap market value adjustment, net of tax	—	—	—	—	—	(7,179)	—	(7,179)
Unrealized gain on available-for-
sale securities, net of tax	—	—	—	—	—	607	—	607
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	—	513	—	513
Dividends paid	—	—	—	—	—	—	(49,050)	(49,050)
Net loss	—	—	—	—	—	—	(57,656)	(57,656)

Balances, November 7, 2007	$593	$—	$(1,149,968)	$728,819	$—	$(16,841)	$173,168	$(264,229)

Successor:
Balances, November 8, 2007	$—	$97	$—	$(68,993)	$—	$(16,841)	$—	$(85,737)
Cash investment by FCP	—	317	—	2,703,984	—	—	—	2,704,301
Cash investment by management	—	3	—	1,841	—	—	—	1,844
Share-based compensation expense	—	—	—	288,130	—	—	—	288,130
Excess tax benefit from exercise of stock options	—	—	—	23,303	—	—	—	23,303
Interest rate swap market value adjustment, net of tax	—	—	—	—	—	(46,371)	—	(46,371)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	(119)	—	(119)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	—	3,665	—	3,665
Net loss	—	—	—	—	—	—	(317,954)	(317,954)

Balances, December 31, 2007	$—	$417	$—	$2,948,265	$—	$(59,666)	$(317,954)	$2,571,062

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash flows from operating activities:
Net (loss) income	$(317,954)	$(57,656)	$110,212	$161,886

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,292	136,498	131,094	101,356
Tax benefit from exercise of stock options	—	—	—	31,803
Excess tax benefit from exercise of stock options	(23,303)	—	(3,145)	—
Share-based compensation	288,130	143,714	24,294	12,669
Earnings from joint ventures	(1,132)	(10,744)	(35,046)	(31,938)
Distributions of earnings from joint ventures	—	82,115	890	11,867
Amortization of debt discount and issuance costs	5,907	4,392	4,731	3,262
Loss on early retirement of debt	20,311	—	—	1,278
Impairment loss	—	16,631	—	—
Changes in assets and liabilities:
Receivables, net	2,786	(10,704)	(21,158)	1,848
Inventories and prepaid expenses	1,439	(6,057)	(9,836)	(4,419)
Deferred income tax	7,392	(24,023)	38,739	59,481
Accounts payable	(10,422)	7,818	6,947	2,260
Accrued expenses and other current liabilities	18,454	(13,342)	39,589	19,885
Other, net	(5,211)	4,831	6,062	5,653

Total adjustments	336,643	331,129	183,161	215,005

Net cash provided by operating activities	18,689	273,473	293,373	376,891

Cash flows from investing activities:
Acquisition of Station Casinos, Inc. including direct Merger costs	(4,217,469)	—	—	—
Capital expenditures	(55,510)	(530,364)	(754,988)	(830,805)
Proceeds from sale of land, property and equipment	105	10,019	18,002	22,143
Investments in joint ventures, net	(27,983)	(81,552)	(39,759)	(1,295)
Distributions in excess of earnings from joint ventures	488	106,999	—	—
Construction contracts payable	(19,619)	(15,548)	(24,833)	46,853
Native American development costs	(2,454)	(17,060)	(15,909)	(111,900)
Other, net	(1,523)	(2,912)	(18,774)	(10,323)

Net cash used in investing activities	(4,323,965)	(530,418)	(836,261)	(885,327)

Cash flows from financing activities:
Cash equity contributions	2,706,145	—	—	—
Proceeds from issuance of CMBS loans	2,475,000	—	—	—
Borrowings under the Revolver with maturity dates less than three months, net	293,100	—	—	—
Borrowings under the Term Loan with maturity dates greater than three months	250,000	—	—	—
(Payments) borrowings under Revolving Facility with maturity dates less than three months, net	(1,383,300)	227,500	825,800	278,500
Proceeds from issuance of related party promissory note	—	100,000	—	—
Proceeds from financing transaction	—	70,000	—	—
Proceeds from the issuance of senior and senior subordinated notes, net	—	—	698,500	358,250
Redemption of senior and senior subordinated notes	—	—	—	(34,272)
Purchase of treasury stock	—	(110,164)	(880,676)	(21,414)
Payment of dividends	—	(49,050)	(65,403)	(62,643)
Debt issuance costs	(60,086)	(8)	(8,660)	(11,381)
Exercise of stock options	—	560	1,562	18,957
Excess tax benefit from exercise of stock options	23,303	—	3,145	—
Other, net	(1,229)	(56)	(34)	(426)

Net cash provided by financing activities	4,302,933	238,782	574,234	525,571

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(2,343)	(18,163)	31,346	17,135
Balance, beginning of period	98,735	116,898	85,552	68,417

Balance, end of period	$96,392	$98,735	$116,898	$85,552

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(amounts in thousands)

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Supplemental cash flow disclosures:
Cash paid for interest, net of $3,083, $16,309, $29,638 and $22,287 capitalized	$21,446	$219,129	$137,464	$75,424
Cash (received) paid for income taxes, net	$—	$(15,871)	$34,283	$3,036
Supplemental disclosure of non-cash items:
Rollover equity	$1,044,590	$—	$—	$—
Assets assumed in Merger	$7,759	$—	$—	$—
Liabilities assumed in Merger	$(3,542)	$—	$—	$—
Capital expenditures financed by debt	$—	$3,453	$1,788	$—
Land contributed to joint ventures, net	$—	$—	$50,708	$—
Investment in MPM	$—	$—	$—	$3,467

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Basis of Presentation

  Basis of Presentation and Organization

        Station Casinos, Inc. (the "Company", "Station", "we", "our", "ours" or "us"), a Nevada corporation, is a gaming and entertainment company that currently owns and operates nine major hotel/casino properties (one of which is 50% owned) under the Station and Fiesta brand names and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying consolidated financial statements include the accounts of Station and its wholly owned subsidiaries and MPM Enterprises, LLC (which is 50% owned by Station and required to be consolidated). Investments in all other 50% or less owned affiliated companies are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

        On November 7, 2007, the Company completed its merger (the "Merger") with FCP Acquisition Sub, a Nevada corporation ("Merger Sub"), pursuant to which Merger Sub merged with and into the Company with the Company continuing as the surviving corporation. The Merger was completed pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 23, 2007 and amended as of May 4, 2007, among the Company, Fertitta Colony Partners LLC, a Nevada limited liability company ("FCP"), and Merger Sub, as amended.

        As a result of the Merger, 24.1% of the issued and outstanding shares of non-voting common stock of the Company are owned by Fertitta Partners LLC, a Nevada limited liability company ("Fertitta Partners"), which is owned by affiliates of Frank J. Fertitta III, Chairman and Chief Executive Officer of Station, affiliates of Lorenzo J. Fertitta, Vice Chairman and President of Station, affiliates of Blake L. Sartini and Delise F. Sartini, and certain officers and other members of management of the Company. The remaining 75.9% of the issued and outstanding shares of non-voting common stock of the Company are owned by FCP Holding, Inc., a Nevada corporation ("FCP HoldCo") and a wholly-owned subsidiary of FCP. FCP is owned by an affiliate of Colony Capital, LLC ("Colony") and affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta. Substantially simultaneously with the consummation of the Merger, shares of voting common stock of Station were issued for nominal consideration to FCP VoteCo LLC, a Nevada limited liability company ("FCP VoteCo"), which is owned equally by Frank J. Fertitta III, Lorenzo J. Fertitta and Thomas J. Barrack, Jr., Chairman and Chief Executive Officer of Colony.

        At the effective time of the Merger, each outstanding share of our common stock, including any rights associated therewith (other than shares of our common stock owned by FCP, Merger Sub, FCP HoldCo, Fertitta Partners or any wholly-owned subsidiary of the Company or shares of our common stock held in treasury by us) was cancelled and converted into the right to receive $90 in cash, without interest. Following the consummation of the Merger, the Company is privately owned through FCP HoldCo, Fertitta Partners and FCP VoteCo. Station common stock ceased trading on the New York Stock Exchange at market close on November 7, 2007, and will no longer be listed on any exchange or quotation system. The Company's voting common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

        The Merger resulted in a greater than 50% control of the Company and was a "business combination" for accounting purposes, requiring that FCP, Fertitta Partners, FCP VoteCo and their respective owners (the "Investors"), pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result of the Securities and Exchange Commission's rules and guidance regarding "push-down" accounting, the Investors' new accounting basis

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

in our assets and liabilities is reflected in our consolidated financial statements to the extent that the Investors paid cash for the non-voting stock of the Company as of the consummation of the Merger. Management has deemed it impracticable to determine the individual investors' carryover basis in the shares and has accordingly computed the carryover basis based on the pro rata portion of book value of Station prior to the Merger. The accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows for 2007 are presented for two periods: January 1, 2007 through November 7, 2007 (the "Predecessor Period") and November 8, 2007 through December 31, 2007 (the "Successor Period"). The Predecessor Period reflects the historical accounting basis in our assets and liabilities, while the Successor Period reflects the push down of the Investors' new basis to our consolidated financial statements.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions for items such as slot club program liability, self-insurance reserves, bad debt reserves, estimated useful lives assigned to our assets, asset impairment, purchase price allocations made in connection with acquisitions and the calculation of the income tax liabilities, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand at our properties, as well as investments purchased with an original maturity of 90 days or less.

  Restricted Cash

        Restricted cash relates primarily to cash reserves as a requirement of our debt agreements.

  Inventories

        Inventories are stated at the lower of cost or market; cost being determined on a weighted-average basis.

  Fair Value of Financial Instruments

        The carrying value of our cash and cash equivalents, restricted cash, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. The estimated fair value of our long-term debt is based on quoted market prices on or about December 31, 2007, for our debt securities that are publicly traded. For debt with short-term maturities, the fair value approximates the carrying amount.

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Our consolidated financial statements reflect all adjustments required by SFAS 144 as of December 31, 2007 and 2006.

  Capitalization of Interest

        We capitalize interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, we capitalize interest on amounts expended on the project at our weighted average cost of borrowings. Interest capitalized was approximately $3.1 million, $16.3 million, $29.6 million and $22.3 million for the Successor Period, the Predecessor Period and the years ended December 31, 2006 and 2005, respectively.

  Goodwill and Other Intangible Assets

        In accordance with SFAS 142, "Goodwill and Other Intangible Assets", we test for impairment of goodwill and indefinite-lived intangible assets annually. For the Predecessor Period, we utilized fair values established through a third-party business valuation to determine any possible impairment. For the years ending December 31, 2006 and 2005, we utilized the Income Approach, which focuses on the income-producing capability of the respective property during the fourth quarter of each fiscal year. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the respective property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is then totaled to arrive at an indication of the fair value of the assets. Under both methods, if the fair value of the assets exceeds the carrying value, then impairment is measured based on the difference between the calculated fair value and the carrying value. For the Predecessor Period, we determined that an impairment of goodwill at Magic Star and Gold Rush totaling approximately $8.0 million existed which we expensed accordingly. We determined that there was no impairment during 2006 or 2005.

  Native American Development Costs

        We incur certain costs associated with development and management agreements entered into with Native American Tribes (the "Tribe"). In accordance with SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", costs for the acquisition and related development of the land

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

and the casino facilities are capitalized as long-term assets until such time as the assets are transferred to the Tribe at which time a long term receivable is recognized.

        In accordance with SFAS 34, "Capitalization of Interest Costs", we capitalize interest to the project once a "Notice of Intent" (or the equivalent) to transfer the land into trust, signifying that activities are in progress to prepare the asset for its intended use, has been issued by the United States Department of the Interior ("DOI").

        We earn a return on the costs incurred for the acquisition and development of the projects based upon the costs incurred over the development period of the project. In accordance with SFAS 66, "Accounting for Sales of Real Estate", we recognize the return when the facility is complete and collectability of the receivable is assured. Due to the uncertainty surrounding the estimated cost to complete and the collectability of the stated return, we defer the return until the gaming facility is complete and transferred to the Tribe and the resulting receivable has been repaid. Repayment of the resulting advances would be from a refinancing by the Tribe, from the cash flow from the gaming facility or both.

        On a quarterly basis, we evaluate the Native American Development Costs for impairment in accordance with SFAS 144. We review the Native American Development Costs for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying amount, with fair value typically based on a discounted cash flow model. The consolidated financial statements reflect all adjustments required by SFAS 144 as of December 31, 2007 and 2006.

  Debt Issuance Costs

        Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets, net on our consolidated balance sheets.

  Advertising

        We expense advertising costs the first time the advertising takes place. Advertising expense, which is generally included in selling, general and administrative expenses on the accompanying consolidated statement of operations was approximately $3.6 million, $17.7 million, $19.1 million and $13.5 million for the Successor Period, the Predecessor Period and the years ended December 31, 2006 and 2005, respectively.

  Preopening

        Preopening expenses have been expensed as incurred. The construction phase of a project typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. We incurred preopening expenses of approximately $0.3 million and $1.9 million during the Successor Period and the Predecessor Period, respectively, primarily related to projects under development. During the years ended December 31, 2006 and 2005, we incurred preopening expenses of approximately $29.5 million and $6.6 million, respectively, primarily related to the development of Red Rock which opened on April 18, 2006.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

  Interest Rate Swaps

        From time to time we enter into interest rate swaps in order to manage interest rate risks associated with our current and future borrowings. As such, we have adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and as amended by SFAS 138 and 149, to account for interest rate swaps. The pronouncements require us to recognize the interest rate swaps as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in fair value (i.e. gains or losses) of the interest rate swap agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swap.

        For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion, if any, is recorded in the consolidated statement of operations.

        Derivative instruments that are designated as fair value hedges and qualify for the "shortcut" method under SFAS 133, and as amended by SFAS 138 and 149, allow for an assumption of no ineffectiveness. As such, there is no impact on the consolidated statement of operations from the changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet with an offsetting adjustment to the carrying value of the related debt (see Note 10).

  Revenues and Promotional Allowances

        We recognize as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Additionally, our Boarding Pass and Amigo Club player rewards programs (the "Programs") allow customers to redeem points earned from their gaming activity at all Station and Fiesta properties for complimentary food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Programs is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Programs is recorded in casino costs and expenses. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Food and beverage	$15,524	$82,591	$82,270	$62,424
Room	1,126	5,588	5,794	3,786
Other	816	3,948	3,832	3,414

Total	$17,466	$92,127	$91,896	$69,624

        We also record a liability for the estimated cost of the outstanding points under the Programs that we believe will ultimately be redeemed.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

  Related Party Transactions

        We have entered into various related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station and the purchase of certain assets. The expenses related to these related party ground lease transactions were approximately $0.9 million, $5.3 million, $6.2 million and $5.9 million for the Successor Period, the Predecessor Period and the years ended December 31, 2006 and 2005, respectively. In February 2005, we purchased approximately 96 acres of gaming-entitled property in Reno, Nevada for $15.1 million from Blake L. Sartini, the brother-in-law of Frank J. Fertitta III, Chief Executive Officer, and Lorenzo J. Fertitta, President. Additionally, we have purchased tickets to events held by Zuffa, LLC which is the parent company of the Ultimate Fighting Championship and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the Successor Period, the Predecessor Period and the year ended December 31, 2006, ticket purchases totaled approximately $0.1 million, $0.2 million and $0.3 million, respectively. No tickets were purchased for the year ended December 31, 2005.

  Share-Based Compensation

        Effective January 1, 2006, we adopted SFAS 123R, "Share-Based Payment", utilizing the modified prospective application. Under the modified prospective application, SFAS 123R applies to new awards and awards that were outstanding on December 31, 2005 that are subsequently modified, repurchased or cancelled. Under the modified prospective application, compensation cost recognized in the year ended December 31, 2006 and subsequent periods includes compensation cost of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior period amounts are not restated to reflect the impact of adopting SFAS 123R under the modified prospective application.

        Prior to adopting SFAS 123R, we accounted for share-based awards under APB Opinion 25, "Accounting for Stock Issued to Employees", which resulted in compensation expense recorded only for restricted share awards and for modification of outstanding unvested options. Upon adoption of SFAS 123R, we began recognizing compensation expense related to stock option awards that were previously disclosed as pro forma information regarding net income. Compensation expense related to restricted stock awards continued to be expensed as under APB Opinion 25, with the addition of estimated forfeitures.

  Successor Period

        Equity Awards.    Upon consummation of the Merger, FCP and Fertitta Partners issued Class B Units to an affiliate of Frank J. Fertitta III, Lorenzo J. Fertitta and certain officers of the Company. Pursuant to SFAS 123R, the unearned share-based compensation related to the Class B Units is amortized to compensation expense over the requisite service period (immediate to five years). The share-based expense for these awards was based on the estimated fair market value of the Class B Units at the date of the Merger applied to the total number of Class B Units that were anticipated to fully vest and then amortized over the vesting period.

        Also upon consummation of the Merger, FCP and Fertitta Partners issued Class C Units to certain officers and management of the Company. Pursuant to SFAS 123R, the unearned share-based

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

compensation related to the Class C Units is amortized to compensation expense over the requisite service period (five years). The share-based expense for these awards was based on the estimated fair market value of the Class C Units at the date of the Merger, applied to the total number of Class C Units that were anticipated to fully vest and then amortized over the vesting period.

  Predecessor Period

        As a result of the consummation of the Merger described above, all outstanding stock options and unvested restricted stock awards under the 2005 Plan and Prior Plans vested and $124.9 million in previously unrecognized compensation expense was recognized during the Predecessor Period and is included in merger transaction costs on the consolidated statement of operations.

        Stock Options.    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed using the straight-line approach. Option valuation models require the input of highly subjective assumptions and changes in the assumptions used can materially affect the fair value estimate. Expected volatility and dividends were based on implied and historical factors related to our common stock. The expected term represented the weighted-average time between grant date and exercise date and the risk-free interest rate was based on U.S. Treasury rates appropriate for the expected term. We used historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS 123R requires that forfeitures be included as part of the grant date estimate. The effect of forfeitures related to previous SFAS 123 pro forma expense was not material.

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

        Restricted Stock.    The unearned share-based compensation related to restricted stock was amortized to compensation expense over the period the restrictions lapse (generally five to ten years). The share-based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period. Upon adoption of SFAS 123R, we recognize compensation expense based on our expectation of which restricted stock awards will vest over the requisite service period for such awards. Prior to implementing SFAS 123R, we recognized deferred compensation as a contra-equity account representing the amount of unrecognized restricted stock expense that was reduced as the expense was recognized. Under the provisions of SFAS 123R, the previously recorded deferred compensation was recorded against additional paid-in capital.

        The recognition of compensation expense related to the issuance of restricted stock has not changed with the adoption of SFAS 123R, except for the addition of the estimate of forfeitures, and such compensation expense continues to be expensed in the statements of operations. During the year ended December 31, 2006, income before income tax and net income were reduced by approximately $2.2 million and $1.4 million, respectively reflecting compensation expense related to stock option awards that were

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

previously not recognized in the consolidated financial statements due to our prior application of APB Opinion 25.

  Operating Segments

        SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", requires separate financial information be disclosed for all operating segments of a business. We believe we meet the "economic similarity" criteria established by SFAS 131, and as a result, we aggregate all of our properties into one operating segment. All of our properties offer the same products, cater to the same customer base, are all located in the greater Las Vegas, Nevada area, have the same regulatory and tax structure, share the same marketing techniques and are all directed by a centralized management structure.

  Recently Issued Accounting Standards

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS 141R, "Business Combinations". Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing SFAS 141's cost-allocation process. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We will adopt SFAS 141R in the first quarter of 2009 and we expect SFAS 141R will have an impact on our accounting for future business combinations once adopted; however, the effect is dependent upon acquisitions that are made in the future.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51". SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent's equity. In addition, the amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. We are evaluating SFAS 160 and have not yet determined the impact the adoption will have on the consolidated financial statements.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 115" that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating our options provided for under this statement and their potential impact on the consolidated financial statements when implemented. SFAS 159 is being reviewed in conjunction with the requirements of SFAS 157 discussed below.

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

February 2008, FASB issued FASB Staff Position ("FSP") FAS 157-2, which defers the effective date of SFAS 157 to fiscal years beginning November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis. We are evaluating SFAS 157 and have not yet determined the impact the adoption will have on the consolidated financial statements.

  Reclassifications

        Certain amounts in the December 31, 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on the previously reported net income.

2. Acquisition of Station Casinos, Inc.

        On November 7, 2007, pursuant to the Merger Agreement described in Note 1, approximately 72.2% of the outstanding shares of the Company were acquired for $4.17 billion. In addition, we incurred approximately $52.0 million of direct Merger costs and approximately $60.1 million in capitalized debt issuance costs related to new financings under a new senior secured credit agreement and a mortgage loan and related mezzanine financings. By going private, the Merger provides the Company with greater operating flexibility, allowing management to concentrate on long-term growth, reduce its focus on the quarter-to-quarter performance often emphasized by the public markets and pursue alternatives.

        We valued the assets acquired and liabilities assumed based on an initial third-party business valuation at the date of the Merger. In accordance with the provisions of SFAS 141, to the extent that the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. We believe that the goodwill arose from the our dominance in the local Las Vegas gaming market, the value of the existing workforce and existing management and operating infrastructure. The purchase price allocation is preliminary and will be completed within one year of the Merger as provided under SFAS 141; thus the allocation of the purchase price is subject to refinement.

November 7, 2007
(in millions)
Current assets	$120
Property and equipment, net	2,753
Intangible assets	1,014
Goodwill	2,924
Other assets	948
Current liabilities assumed	(151)
Debt assumed	(2,539)
Other long-term liabilities assumed	(852)

$4,217

  Pro Forma Financial Information

        The following unaudited pro forma results of operations assume that the Merger occurred at the beginning of the respective fiscal years. This unaudited pro forma information should not be relied upon as

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisition of Station Casinos, Inc. (Continued)

necessarily being indicative of the results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be reported in the future. The pro forma financial information for each year presented contains an adjustment of $286.3 million for the immediate vesting of Class B Units.

	For the Year Ended December 31,
	2007	2006
	(amounts in thousands)
Net revenue	$1,446,995	$1,339,024
Operating loss	(32,102)	(191,800)
Interest expense, net	366,995	355,149
Net loss	(520,003)	(382,168)

  Merger Transaction Costs

        During the Predecessor Period, the Company recorded approximately $156.5 million in costs related to the Merger. These costs, presented as "Merger Transaction Costs" on the face of the consolidated statement of operations, include approximately $31.6 million of accounting, investment banking, legal and other costs associated with the Merger and $124.9 million of expense related to the accelerated vesting and buyout of employee stock options and restricted stock awards upon consummation of the Merger.

3. Receivables

        Components of receivables are as follows (amounts in thousands):

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Casino	$18,385	$12,882
Hotel	7,923	6,475
Management fees	4,721	9,459
Income tax	17,167	7,100
Due from unconsolidated joint ventures	3,122	1,988
Other	4,587	6,190

	55,905	44,094
Allowance for doubtful accounts	(7,225)	(3,332)

Receivables, net	$48,680	$40,762

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment

        Property and equipment consists of the following (amounts in thousands):

		Successor	Predecessor
	Estimated life (years)	December 31, 2007	December 31, 2006
Land	—	$1,010,913	$312,714
Buildings and improvements	10-45	2,123,501	2,034,613
Furniture, fixtures and equipment	3-7	498,429	745,457
Construction in progress	—	161,733	148,296

		3,794,576	3,241,080
Accumulated depreciation and amortization		(231,079)	(654,607)

Property and equipment, net		$3,563,497	$2,586,473

        As a result of the Merger discussed in Note 1 and pursuant to the provisions of SFAS 141, property and equipment balances at December 31, 2007 reflect the push down of the Investors' new basis to our consolidated financial statements, while the December 31, 2006 balances reflect our historical accounting basis. At December 31, 2007 and 2006, substantially all of our property and equipment is pledged as collateral for our long-term debt.

5. Goodwill and Other Intangible Assets

        As discussed in Note 2, in connection with the Merger completed on November 7, 2007, we recorded $2.92 billion of goodwill and $1.01 billion of intangible assets during the Successor Period. Intangible assets as of December 31, 2007 are shown on the table below. There was $154.5 million of goodwill and no intangible assets recorded on the consolidated balance sheet at December 31, 2006.

		Successor
		December 31, 2007
		(amounts in thousands)
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$214,791
Customer relationships	25	268,961	(2,473)	266,488
Management contracts	3-20	521,464	(7,506)	513,958
Other	1	8,654	(1,274)	7,380

		$1,013,870	$(11,253)	$1,002,617

        The aggregate amortization expense for the Successor Period for those assets that are amortized under the provisions of SFAS 142 was $11.3 million. There was no intangible amortization expense recorded for the prior periods presented. Estimated annual amortization expense for intangible assets for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 is anticipated to be $75.2 million, $65.7 million, $42.0 million, $18.5 million and $21.2 million, respectively. The amount of amortization to be recorded in future periods is subject to change as the purchase price allocations are refined and finalized.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Land Held for Development

        As of December 31, 2007, we had $516.2 million of land held for development that consists primarily of seven sites that are owned or leased, which comprise 263 acres in the Las Vegas valley, 147 acres in the northern California and 203 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 45 acres in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        We also have acquired or are under contract to acquire approximately 106 acres of land on which Wild Wild West is located and the surrounding area, of which approximately 72 acres have been acquired as of December 31, 2007. During the Predecessor Period and the years ended December 31, 2006 and 2005 we incurred and expensed approximately $25,000, $1.1 million and $11.7 million respectively, to terminate various leases related to this land. No such expense was incurred during the Successor Period. In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. We have extended the date for the close of escrow to no later than January 2009. Additionally, the lease expense was reduced from $2.9 million to $1.6 million per year beginning in July 2005. No amounts related to this purchase option have been recorded on our consolidated balance sheets at December 31, 2007 and 2006.

        Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to proceed with any particular project.

7. Investments in Joint Ventures

        We have various investments in 50% owned joint ventures, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions of the joint ventures. The investment balance also includes interest capitalized during the construction period and any fair value adjustments recorded in conjunction with the Merger described in Note 1. Investments in joint ventures consist of the following (amounts in thousands):

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Green Valley Ranch (50.0%)	$143,599	$135,271
Aliante Station (50.0%)	134,949	56,812
Rancho Road (50.0%)	49,958	28,285
Palms Casino Resort (6.7%)	25,921	18,089
Barley's (50.0%)	22,482	3,580
Renata's (50.0%)	11,832	8,029
The Greens (50.0%)	3,212	3,511

Investments in joint ventures	$391,953	$253,577

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments in Joint Ventures (Continued)

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Current assets	$115,919	$90,581
Property and equipment and other assets, net	1,894,425	1,394,021
Current liabilities	123,298	103,551
Long-term debt and other liabilities	1,318,904	628,788
Shareholders' equity	568,142	752,263

        Summarized results of operations for the joint ventures are as follows (amounts in thousands):

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net revenues	$81,609	$479,017	$499,111	$437,618
Operating costs and expenses	69,613	386,920	392,689	341,021

Operating income	11,996	92,097	106,422	96,597
Interest and other expense, net	15,744	66,191	22,931	14,368

Net (loss) income	$(3,748)	$25,906	$83,491	$82,229

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

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Operating earnings from joint ventures	$5,875	$34,247	$41,854	$38,281
Interest and other expense from joint ventures	(4,743)	(23,503)	(6,808)	(6,343)

Net earnings from joint ventures	$1,132	$10,744	$35,046	$31,938

        As a result of the Merger, our investment account differs from our ownership equity in these investments by $217.3 million due to the allocation of the purchase price to these investment accounts. As the purchase price allocation is preliminary, the amounts allocated to our investments in joint ventures are subject to change as the purchase price allocations are refined and finalized.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Management Fees

        We manage Thunder Valley on behalf of the United Auburn Indian Community ("UAIC") and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Barley's, The Greens and Renata's and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and 10% of EBITDA from Barley's, The Greens, and Renata's. Our management fees are included in net revenues on our consolidated statements of operations.

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

9. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Accrued payroll and related	$41,634	$47,210
Accrued interest payable	69,690	66,466
Accrued gaming and related	33,945	32,645
Other accrued expenses and current liabilities	32,749	27,368

Total accrued expenses and other current liabilities	$178,018	$173,689

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Debt

        Long-term debt consists of the following (amounts in thousands):

	Successor	Predecessor
	December 31, 2007	December 31, 2006
CMBS mortgage loan and related mezzanine financings, due November 12, 2009, interest at a margin above LIBOR (7.8% at December 31, 2007)	$2,475,000	$—
Revolver, $650 million limit at December 31, 2007, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (8.2% at December 31, 2007)	293,100	—
Term Loan, $250 million December 31, 2007, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (8.0% at December 31, 2007)	250,000	—
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $25.4 million and $1.3 million at December 31, 2007 and 2006, respectively	424,608	448,742
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011, net of unamortized discount of $8.5 million at December 31, 2007	391,455	400,000
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009, net of unamortized discount of $54.9 million at December 31, 2007	395,093	450,000
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized discount of $92.8 million at December 31, 2007 and premium of $7.4 million December 31, 2006	607,214	707,427
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $48.1 million and $1.4 million at December 31, 2007 and 2006, respectively	251,937	298,568
Other long-term debt, weighted-average interest of 8.0% and 7.1% at December 31, 2007 and 2006, respectively, maturity dates ranging from 2009 to 2026	82,742	9,196
Revolving Facility, $2.0 billion limit at December 31, 2006, terminated in November 2007, interest was at a margin above the Alternate Base Rate or the Eurodollar Rate (7.6% at December 31, 2006)	—	1,155,800

Total long-term debt	5,171,149	3,469,733
Current portion of long-term debt	(2,610)	(341)
Market value of interest rate swaps	73,275	(905)

Total long-term debt, net	$5,241,814	$3,468,487

        In connection with the Merger discussed in Note 1, the assumption of our liabilities required long-term debt to be adjusted to reflect the push down of the Investors' new basis as required by SFAS 141. As a result, we recorded a reduction in the net book value of our senior and senior subordinated notes of approximately $236.8 million during the Successor Period.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Debt (Continued)

  Revolving Facility

        In conjunction with the Merger on November 7, 2007, we terminated our $2.0 billion revolving credit facility (the "Revolving Facility") due December 2010. As a result, we recorded a loss on early retirement of debt of approximately $8.1 million during the Successor Period to reflect the write off of the unamortized loan costs. In addition, we terminated two cash flow hedge interest rate swaps with a notional amount of $500 million, which were due to terminate in December 2010 and tied directly to the Revolving Facility. These cash flow hedge interest rate swaps were terminated at market value, and as a result, we paid approximately $12.2 million which is included in our loss on early retirement of debt in the Successor Period.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000 beginning March 31, 2008. The Revolver contains no principal amortization. Initial borrowings, including full funding of the Term Loan and $260 million drawn on the Revolver for an aggregate amount of $510 million, were used to repay a portion of the outstanding amounts under the Revolving Facility. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement). As of December 31, 2007, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 2.50%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of December 31, 2007, the fee for the unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 1.50 to 1.00 beginning March 31, 2008 through June 30, 2008 which increases to 1.75 to 1.00 on September 30, 2008 through December 31, 2008, to 2.00 to 1.00 on March 31, 2009 through December 31, 2009, to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio can be no more than 8.50 to 1.00 beginning March 31, 2008, which reduces to 8.25 to 1.00 on June 30, 2008, to 8.00 to 1.00 on September 30, 2008, to 7.75 to 1.00 on December 31, 2008, to 7.50 to 1.00 on March 31, 2009, to 7.25 to 1.00 on June 30, 2009, to 7.00 to 1.00 on September 30, 2009, to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.5 to 1.00 on June 30, 2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.25 to 1.00 beginning March 31, 2008 through June, 30, 2008 and reduces to 2.00 to 1.00 on September 30, 2008. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business. All obligations under the Credit Agreement are secured by

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Debt (Continued)

substantially all of our assets with the exception of the collateral securing the CMBS Loans, the Land Loan and other excluded items as described in the Credit Agreement.

  CMBS Loans

        In connection with the Merger, on November 7, 2007, a number of wholly-owned unrestricted direct and indirect subsidiaries of Station (collectively, the "CMBS Borrower") entered into a mortgage loan and related mezzanine financings in an aggregate principal amount of $2.475 billion (the "CMBS Loans"), for the purpose of financing the Merger consideration payable to the Company's stockholders upon consummation of the Merger and paying fees and expenses incurred in connection with the Merger.

        The CMBS Loans are collateralized by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2009, subject to three one-year extensions as defined in the CMBS Loans. Interest on the CMBS Loans is equal to one-month LIBOR plus 2.3% per annum. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased an interest rate cap with a $1.11 billion notional amount and a strike price of 5.77% for an initial premium of $3.6 million. This premium is being amortized to interest expense ratably over the term of the interest rate cap. In addition, the CMBS Borrower entered into a cash flow hedge interest rate swap with a notional amount of $1.36 billion terminating in November 2012. As of December 31, 2007, we paid a fixed rate of 5.3% and received one-month LIBOR which approximated 5.0%. This interest rate swap is designated and qualifies as a cash flow hedge resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss) with an offsetting adjustment to the carrying value of the related debt. For the year ended December 31, 2007, we recorded other comprehensive loss of $73.4 million, related to the change in market value of this interest rate swap and a corresponding increase in long-term debt.

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the CMBS Loan Documents require the CMBS Borrower to maintain a minimum lease coverage ratio and also contain certain customary affirmative covenants and certain events of default. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves (as defined in the CMBS Loan Documents).

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Debt (Continued)

        The indentures (the "Indentures") governing our senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. At December 31, 2007, our Consolidated Coverage Ratio (as defined in the Indentures) was 2.11 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. In the event our Consolidated Coverage Ratio is below 2.00 to 1.00, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolver not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. Annual lease payments for the first year will be approximately $5.3 million and will increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. In conjunction with the sale, we recorded an impairment loss of approximately $8.6 million which is included on our consolidated statement of operations. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under SFAS 98, "Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of Lease Term; Initial Direct Costs of Direct Financing Leases". Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our consolidated balance sheet and it continues to be depreciated. During the Successor Period and the Predecessor Period, we recorded approximately $0.8 million and $0.1 million, respectively, of interest expense related to this lease. Future minimum lease payments related to this lease are approximately $5.3 million, $5.3 million, $5.4 million, $5.5 million and $5.5 million for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

        The estimated fair value of our long-term debt at December 31, 2007 was approximately $5.0 billion, compared to the book value of approximately $5.2 billion. At December 31, 2006, the estimated fair value of our long-term debt was approximately $3.3 billion, compared to the book value of $3.5 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, for our debt securities that are publicly traded. For the Revolver, the Term Loan and the CMBS Loans, the fair value approximates the carrying amount of the debt due to short-term maturities of the individual components of the debt.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Debt (Continued)

        Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years ending December 31,
2008	$2,610
2009	12,071
2010	2,620
2011	2,629
2012	3,432,846
Thereafter	1,718,373

Total	$5,171,149

  Interest Rate Swaps

        In November 2007, we terminated a fair value hedge interest rate swap with a notional amount of $50.0 million, which was due to terminate in April 2012. The fair value hedge interest rate swap was terminated at market value and, as a result, we paid approximately $1.2 million. This fair value hedge interest rate swap was tied directly to our $450 million 6.0% senior notes. The mark-to-market adjustment is being amortized as interest expense over the remaining contract life of the interest rate swap.

        The difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the swaps. The net effect of the interest rate swaps resulted in an increase in interest expense of approximately $1.1 million for the Successor Period and a reduction of interest expense of approximately $0.7 million, $0.2 million and $2.1 million for the Predecessor Period and the years ended December 31, 2006 and 2005, respectively.

11. Due to Unconsolidated Affiliate

        On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the "Green Valley Facility"). Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving facility and term loan, as well as fund an equal distribution to the members which was comprised of approximately $185 million in distributions to each member and a $100 million promissory note from each member for a total of approximately $570 million. The $100 million promissory note is at an interest rate of 7% and matures on February 15, 2012. (See Note 19—Subsequent Events—Green Valley Ranch Notes).

12. Commitments and Contingencies

  Leases

  Boulder Station Lease

        We entered into a ground lease for 27 acres of land on which Boulder Station is located. We lease this land from KB Enterprises, a company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the "Related Lessor"), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of Station and Lorenzo J. Fertitta, Vice Chairman and President of Station. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $183,333 through June 2008. In July 2008, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2013,

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in June 2008, to purchase the land at fair market value. Our leasehold interest in the property is subject to a lien to secure borrowings under the CMBS Loan Documents.

  Texas Station Lease

        We entered into a ground lease for 47 acres of land on which Texas Station is located. We lease this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through June 2010. In July 2010, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. In July 2015, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in May 2010, to purchase the land at fair market value. Our leasehold interest in the property is subject to a lien to secure borrowings under the Credit Agreement.

  Wild Wild West Lease

        We exercised our option to purchase the 19-acre parcel of land on which Wild Wild West is located in 2003 which was to occur in July 2005 at a purchase price of $36 million. We have extended the date for the close of escrow to no later than January 2009. Additionally, the lease expense was reduced from $2.9 million to $1.6 million per year beginning in July 2005. No amounts related to this purchase option have been recorded on our consolidated balance sheets at December 31, 2007 and 2006.

  CMBS Lease

        In connection with the financing of the CMBS Loans, certain Station subsidiaries (the "Operating Subsidiaries") entered into an amended and restated purchase and sale agreement with a wholly-owned subsidiary of Station, which immediately prior to the closing of the CMBS Loans, assigned its rights and obligations under the amended and restated purchase and sale agreement to a newly created subsidiary of the Company, the CMBS Borrower. Pursuant this purchase and sale agreement, the CMBS Property was sold to the CMBS Borrower. Immediately following the sale, such CMBS Property was leased back to the Company pursuant to a master lease with an initial term of fifteen years and extension terms for an aggregate of ten additional years. The Company in turn subleased each parcel of the CMBS Property back to the Operating Subsidiaries, with each such sublease having the same term as the master lease. All transactions related to this lease are intercompany in nature and as such eliminate upon consolidation.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

  Operating Leases

        We lease several parcels of land, buildings and equipment used in our operations. Leases on various parcels ranging from 2.5 acres to 47 acres have terms expiring between February 2008 and August 2103. Future minimum lease payments required under these operating leases and other non-cancelable operating leases are as follows (amounts in thousands):

Years ending December 31,
2008	$10,466
2009	8,968
2010	8,968
2011	8,410
2012	7,316
Thereafter	313,618

Total	$357,746

        Rent expense totaled approximately $1.2 million and $8.5 million for the Successor Period and Predecessor Period, respectively, and $12.4 million and $12.8 million for the years ended December 31, 2006 and 2005, respectively.

  Las Vegas Development

  Aliante Station

        In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We are developing and will manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property's revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include a hotel, casino, multiple full-service restaurants and a multi-screen movie theater complex. Construction on Aliante Station began in February 2007. Pursuant to the terms of the agreement, in January 2006, we contributed a 54 acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture. As of December 31, 2007, we have contributed an additional $79.5 million to fund design and development costs.

        In October 2007, we completed financing for Aliante Station (the "Aliante Financing"). The Aliante Financing was completed with a group of banks and provides for borrowings up to $430 million at a margin above the LIBOR rate of up to 325 basis points. The loan requires initial equity contributions from each partner, Station and G.C. Investments, LLC (G.C. Investments, LLC being principally owned by members of the Greenspun family) of $105 million and equity contributions for a completion guarantee, if necessary, for project costs that exceed $618 million exclusive of land acquisition costs and financing costs. The completion guarantee is a joint and several obligation of each partner, with G.C. Investment, LLC's obligation collateralized.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of December 31, 2007, we have contributed an additional $24.7 million to fund the acquisition of additional property and design and development costs.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of December 31, 2007, we have advanced approximately $140.3 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of December 31, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2007, approximately $2.0 million of these payments had been made and were expensed in development expense as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of December 31, 2007, we have advanced approximately $38.3 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        The proposed project will be located on approximately 146 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include slot machines, table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the Michigan legislature's ratification of a gaming compact signed by the Governor of the State of Michigan, the DOI taking the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC. On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition filed a complaint (the "Complaint") in the United States District Court, District of Columbia, seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake's motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 146-acre site into

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

trust on January 5, 2007, if the plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties' motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date. On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle plaintiffs to any relief on the four issues raised in the Complaint, and granted the parties' motion to dismiss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions has been reviewed on appeal. On March 22, 2007, plaintiffs filed a notice of appeal of the District Court's decision granting the Dispositive Motions with the United States Court of Appeals for the District of Columbia Circuit. On May 21, 2007, the plaintiffs filed their appellate brief. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the plaintiffs filed their reply brief. Oral arguments were heard on October 19, 2007. The parties are currently waiting for the appellate court to render its decision. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact is subject to approval by the Michigan Legislature and, if approved, will regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. On August 8, 2007, the Michigan House of Representatives ratified the compact. No assurances can be provided as to whether the Michigan Senate will approve the compact. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. As of December 31, 2007, we have advanced approximately $9.8 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2007, $50,000 of these payments had been made and were expensed in development expense as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to,

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third- party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. As of December 31, 2007, we have advanced approximately $12.4 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of December 31, 2007, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

13. Stockholders' Equity

  Successor Period

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At December 31, 2007, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Certain actions defined as Major Actions in the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, require the approval of Thomas J. Barrack, Jr. and at least one of Frank J.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity (Continued)

Fertitta III or Lorenzo J. Fertitta. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At December 31, 2007, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Preferred Stock

        We are authorized to issue up to 10,000 shares of preferred stock, $0.01 par value per share of which none are issued. The Board of Directors, without further action by the holders of our common stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of our common stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of Station or other corporate action.

  Predecessor Period

  Common Stock

        During the Predecessor Period, we paid a quarterly cash dividend of $0.2875 per share to stockholders of record on February 26, 2007, May 21, 2007 and October 5, 2007 for approximately $49.1 million.

        During the year ended December 31, 2006, we paid a quarterly cash dividend of $0.25 per share to stockholders of record on February 10, 2006, May 12, 2006 and $0.2875 per share to stockholders of record on August 11, 2006 and November 13, 2006 for a total of $65.4 million.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity (Continued)

  Treasury Stock

        During the Predecessor Period, we repurchased approximately 1.3 million shares of our common stock for approximately $110.2 million, primarily through open market purchases. As of November 7, 2007, upon consummation of the Merger, all of our treasury stock was cancelled and retired.

  Other Comprehensive Income

        SFAS 130, "Reporting Comprehensive Income", requires companies to disclose other comprehensive income and the components of such income. Comprehensive income is the total of net income and all other non stockholder changes in equity. For the Successor Period, Predecessor Period and the years ended December 31, 2006 and 2005, we recorded the mark-to-market valuation of our interest rate swaps and our 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch and Aliante Station, as well as the unrealized gain on available-for-sale securities and the amortization of the unrecognized pension and postretirement benefit plan liabilities as other comprehensive (loss) income. Comprehensive (loss) income was computed as follows (amounts in thousands):

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net (loss) income	$(317,954)	$(57,656)	$110,212	$161,886
Mark-to-market valuation of interest rate swaps, net of tax	(46,371)	(7,179)	(636)	635
Unrealized (loss) gain on available-for-sale securities, net of tax	(119)	607	—	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	3,665	513	—	—

Comprehensive (loss) income	$(360,779)	$(63,715)	$109,576	$162,521

        The components of accumulated other comprehensive loss are as follows (amounts in thousands):

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Mark-to-market valuation of interest rate swaps, net of tax	$(54,162)	$(612)
Unrealized gain on available-for-sale securities, net of tax	488	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(5,992)	—
Adoption of SFAS 158, net	—	(10,170)

Accumulated other comprehensive loss	$(59,666)	$(10,782)

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Compensation

  Successor Period

        Long-term incentive compensation is provided in the form of non-voting limited liability company membership interests in FCP and Fertitta Partners pursuant to the Second Amended and Restated Operating Agreement of Fertitta Colony Partners and the Amended and Restated Operating Agreement of Fertitta Partners, respectively (collectively "the Operating Agreements"). The Operating Agreements allow certain officers and members of management of the Company to participate in the long-term growth and financial success of the Company through indirect ownership of Class B Units and direct ownership of Class C Units in FCP and Fertitta Partners. The purpose is to promote the Company's long-term growth and profitability by aligning the interests of the Company's management with the interests of the owners of the Company and by encouraging retention. Upon the consummation of the Merger, certain members of management were awarded indirect ownership of Class B Units and direct ownership of Class C Units in each of FCP and Fertitta Partners. The Class C Units include certain call and put provisions as defined in the Operating Agreements, such that under certain circumstances, within ninety days after termination, in certain cases, of the Class C Unit holder's employment with Station, FCP and Fertitta Partners can call the Class C Units and the employee that holds the Class C Units can put the Class C Units back to FCP and Fertitta Partners. The conditions that could result in the employee putting the Class C Units back to FCP and Fertitta Partners are either contingent or within the control of the issuer.

        At December 31, 2007, we had unearned share-based compensation of approximately $60.0 million associated with Class B and Class C Units which is expected to be recognized over a period of approximately 4.8 years. During the Successor Period, approximately 6.9 million Class B Units were granted with a weighted-average grant-date fair value of $44.92. Of the Class B Units granted, approximately 6.4 million units vested immediately and the remaining units vest equally over five years. In addition, approximately 1.4 million Class C Units were granted in the Successor Period with a weighted-average grant-date fair value of $28.54. The Class C Units vest equally over five years.

        The Company determined the fair value associated with these units based on a third-party valuation taking into account the estimated enterprise value of the Company, expected term of the units of six years, expected volatility of 30% based on expected volatility of equity instruments of comparable companies and a risk free rate of 4.01%. The estimated fair value of the units, less an assumed forfeiture rate, will be recognized in expense on a straight-line basis over the requisite service periods of the awards.

  Predecessor Period

        Prior to the Merger, the stockholders approved and we adopted the 2005 Stock Compensation Plan (the "2005 Plan") which provided for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards (collectively, the "Awards"). Individuals eligible to receive Awards under the 2005 Plan included employees, directors and independent contractors of the Company and its subsidiaries and other entities controlled by us. However, incentive stock options could be granted only to an employee of ours or a subsidiary of ours. Upon adoption of the 2005 Plan, no additional grants of awards could be made under the following plans of Station (the "Prior Plans"): (i) the Incentive Stock Option Plan, (ii) the Compensatory Stock Option Plan, (iii) the Restricted Share Plan, (vi) the Non-employee Director Stock Option Plan, (v) the 1999 Compensatory Stock Option Plan, and (vi) the 1999 Share Plan.

        Pursuant to the Merger discussed in Note 1, each share of Station restricted stock vested and was cancelled and converted into the right to receive $90.00 in cash, without interest and less any applicable

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Compensation (Continued)

payroll withholding taxes, while each stock option outstanding under Station's stock plans was cancelled and extinguished, and the holder of any such stock option was entitled to receive an amount in cash equal to the product of (i) the number of shares of Station common stock subject to such stock option and (ii) the excess, if any, of $90.00 over the exercise price per share of such stock option, without interest and less any applicable payroll withholding taxes. As a result, $124.9 million in previously unrecognized compensation expense was recognized during the Predecessor Period and is included in merger transaction costs on the consolidated statement of operations. The Predecessor share-based compensation plans were discontinued in connection with the Merger.

        Summarized information for the 2005 Plan and Prior Plans, collectively, is as follows:

	Options	Weighted average exercise price	Restricted Shares	Weighted average grant date fair value	Total
Outstanding at December 31, 2005	2,314,182	$12.12	2,124,594	$37.24	4,438,776
Granted	—	—	1,374,100	$68.21	1,374,100
Exercised/Lapsed	(120,325)	$12.99	(436,740)	$30.13	(557,065)
Canceled	(6,750)	$15.26	(34,600)	$55.17	(41,350)

Outstanding at December 31, 2006	2,187,107	$12.07	3,027,354	$52.12	5,214,461
Granted	—	—	—	—	—
Exercised/Lapsed	(46,050)	$12.17	(419,223)	$46.67	(465,273)
Canceled	(400)	$16.81	(400)	$64.67	(800)
Accelerated vest	(2,140,657)	$12.06	(2,607,731)	$52.99	(4,748,388)

Outstanding at November 7, 2007	—	$—	—	$—	—

Exercisable at November 7, 2007	—	$—

Available for grant at November 7, 2007					—

        As of December 31, 2006, 2,069,407 of the options were vested and exercisable with a weighted average exercise price of $11.81 and 1,108,632 were available for grant.

  Stock Options

        No stock options have been issued since 2003 resulting in no assumptions for dividend yield, expected volatility, risk-free interest rate or expected term of option for 2007, 2006 or 2005.

        The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. Total intrinsic value of stock options exercised was $3.3 million, $6.9 million and $87.4 million for the Predecessor Period and the years ended December 31, 2006 and 2005, respectively.

        Net cash proceeds from the exercise of stock options were $0.6 million, $1.6 million and $19.0 million for the Predecessor Period and the years ended December 31, 2006 and 2005, respectively. The actual income tax benefit realized from stock option exercises was $0, $3.1 million and $31.8 million for the same periods, respectively.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Share-Based Compensation (Continued)

  Restricted Stock

        During the years ended December 31, 2006 and 2005, we granted 1,374,100 and 137,000, respectively, of restricted stock awards at a weighted-average grant date fair value of $68.21 and $66.33 for the same periods. There were no restricted stock grants in 2007. The total fair value of restricted shares that vested for the Predecessor Period and the years ended December 31, 2006 and 2005 was $35.7 million, $32.4 million and $30.5 million, respectively. In addition, the fair value of restricted shares that vested due to the Merger on November 7, 2007 was $234.7 million for the Predecessor Period.

        The following table represents where recorded share-based compensation expense was classified in the accompanying consolidated statements of operations (amounts in thousands):

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Casino expense	$—	$311	$359	$229
Food & beverage expense	—	—	44	56
Room expense	—	—	12	1
Selling, general & administrative	542	2,236	2,567	1,787
Corporate	287,145	13,384	18,163	8,534
Merger transaction costs	—	124,850	—	—
Development	443	1,842	2,327	1,485
Preopening	—	492	223	367

Total share-based compensation	288,130	143,115	23,695	12,459
Tax benefit	(100,846)	(50,090)	(8,293)	(4,361)

Total share-based compensation, net of tax	$187,284	$93,025	$15,402	$8,098

        Had compensation expense for the 2005 Plan and Prior Plans been determined in accordance with SFAS 123, the effect on our net income would have been as follows (amounts in thousands):

For the year ended December 31, 2005
Net income:
As reported	$161,886
Share-based compensation expense reported in net income	—
Additional share-based compensation expense under fair value method	(2,646)

Pro forma net income	$159,240

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Executive Compensation Plans

        We have employment agreements with certain of our executive officers. These contracts provide for, among other things, an annual base salary, supplemental long-term disability and supplemental life insurance benefits in excess of our normal coverage for employees. In addition, we have adopted a Supplemental Executive Retirement Plan for our Chief Executive Officer and President and a Supplemental Management Retirement Plan for certain key executives as selected by our Board of Directors. Other executive plans include a Deferred Compensation Plan and a Long-Term Stay-On Performance Incentive Plan.

16. Retirement Plans

        Effective as of November 30, 1994, we adopted the Supplemental Executive Retirement Plan (the "SERP"), which is an unfunded defined benefit plan for the Chief Executive Officer and President as sole participants. On January 21, 2005, Station amended the SERP (the "First SERP Amendment"). The purpose of the First SERP Amendment was to (i) increase the Early Retirement Date (as defined in the SERP) for participants from age 45 to age 50, (ii) increase the Normal Retirement Date (as defined in the SERP) for the participants from age 55 to age 60, (iii) add the President of the Company as a participant, and (iv) include the average annual bonus (in addition to base salary) earned by participants for the three most recent fiscal years in determining Final Annual Compensation (as defined in the SERP). On November 7, 2007, Station further amended the SERP for the purpose of updating the "Change of Control" definition and confirming that the Merger would not constitute a "Change of Control" for purposes of the plan.

        Effective as of November 30, 1994, we adopted the Supplemental Management Retirement Plan (the "SMRP"), which is an unfunded defined benefit plan. Certain key executives (other than the Chief Executive Officer and President) as selected by the Board of Directors are able to participate in the SMRP. On November 7, 2007, Station amended the SMRP for the purpose of updating the "Change of Control" definition under the plan and confirming that the Merger would not constitute a "Change of Control" for purposes of the plan.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of the plan assets and the funded status is as follows (in thousands):

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Change in pension benefit obligation:
Benefit obligation at beginning of year	$30,390	$28,491
Service cost	2,050	2,070
Interest cost	1,865	1,680
Net actuarial gain	(3,153)	(1,851)
Benefits paid	(223)	—
Curtailment	(2,349)	—

Benefit obligation at end of year	$28,580	$30,390

Change in plan assets:
Contribution by Station	$223	$—
Benefits paid	(223)	—

Fair value of plan assets at end of year	$—	$—

Funded status of the plan (underfunded)	$(28,580)	$(30,390)
Unrecognized net actuarial loss	—	—
Unrecognized actuarial loss	—	—

Net amount recognized	$(28,580)	$(30,390)

Amounts recognized in the consolidated balance sheet consist of:
Current liabilities	$(293)	$—
Accrued pension costs	(19,069)	(14,744)
Accumulated other comprehensive loss	(9,218)	(15,646)

Net amount recognized	$(28,580)	$(30,390)

Weighted average assumptions:
Discount rate	5.75%	5.50%
Salary rate increase	5.00%	5.00%

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Retirement Plans (Continued)

        The components of the net periodic pension benefit cost consist of the following (in thousands):

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Service cost	$303	$1,747	$2,070	$1,336
Interest cost	276	1,589	1,680	1,087
Amortization of prior service cost	46	265	312	312
Amortization actuarial losses	94	541	746	259

Net periodic pension cost	719	4,142	4,808	2,994
Curtailment charge	(20)	—	—	96

Total pension cost	$699	$4,142	$4,808	$3,090

        We expect benefits of approximately $0.3 million to be paid in each of the next five years and approximately $1.5 million to be paid in aggregate for the five years thereafter. These estimates are based on assumptions about future events and as such, actual payments may vary significantly from these estimates.

  401(k) Plan

        We have a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50% of the first 4% of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. Our matching contribution was approximately $0.4 million, $3.2 million, $2.8 million and $2.2 million for the Successor Period, the Predecessor Period and the years ended December 31, 2006 and 2005, respectively.

17. Income Taxes

        We file a consolidated federal income tax return. For financial reporting purposes, we recorded an income tax benefit of $16.0 million and $15.3 million for the Successor Period and Predecessor Period, respectfully, and a provision for income taxes of $69.2 million and $94.3 million for the years ended December 31, 2006 and 2005, respectively.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        The (benefit) provision for income taxes attributable to net income consists of the following (amounts in thousands):

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Current	$(8,768)	$(8,399)	$30,753	$31,864
Deferred	(7,228)	(6,936)	38,487	62,477

Total income taxes	$(15,996)	$(15,335)	$69,240	$94,341

        The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Lobbying and political	—	(0.3)	0.3	0.2
Fines and penalties	—	—	—	—
Meals and entertainment	—	—	—	—
Credits earned, net	—	1.2	(0.5)	(0.3)
Nondeductible officers compensation	—	1.8	3.4	1.7
Non-deductible transaction costs	—	(10.8)	—	—
Vesting of Class B and Class C Units	(30.2)	—	—	—
Golden parachute	—	(5.3)	—	—
Other, net	—	(0.6)	0.4	0.2

Effective tax rate	4.8%	21.0%	38.6%	36.8%

        We recorded $23.3 million, $0, $3.1 million and $31.8 million as an increase to contributed capital for certain tax benefits from employee share-based compensation for the Successor Period, the Predecessor Period and the years ended December 31, 2006 and 2005, respectively. As part of the purchase accounting adjustment, $71.1 million of tax benefits from employee share-based compensation were recorded as a deferred tax asset related to net operating losses.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Deferred tax assets:
Accrued vacation, bonuses and group insurance	$5,818	$5,187
Preopening and other costs, net of amortization	9,048	700
Accrued benefits	21,075	26,305
Comprehensive income adjustments	28,765	—
Net operating loss carryover	109,746	—
FICA credits	5,513	—
Minimum tax credit carryover	26,795	—
Other deferred tax assets	8,040	8,295

Total deferred tax assets	$214,800	$40,487

Deferred tax liabilities:
Prepaid expenses and other	$(17,802)	$(16,573)
Temporary differences related to property and equipment	(532,743)	(122,295)
Goodwill	(9,104)	—
Long term debt (fair market value adjustment)	(81,536)	—
Intangibles	(367,253)	(14,670)

Total deferred tax liabilities	$(1,008,438)	$(153,538)

Net	$(793,638)	$(113,051)

        At December 31, 2007, the Company had an Alternative Minimum Tax ("AMT") credit carryforward of approximately $26.8 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent that they do not exceed computed AMT calculations. The Company expects to utilize all of its AMT credits.

        At December 31, 2007, the Company had a general business credit carryforward for U.S. federal income tax purposes of approximately $5.5 million. The general business credit carryforward expires in 2026. Based on the Company's projections of taxable income, the Company expects to utilize all of its general business credit carryforward.

        As of December 31, 2007, the Company has a tax net operating loss carryover of approximately $313.5 million that expires in 2027. SFAS 109 requires that the tax benefit of a net operating loss be recorded as an asset. Management believes that the realization of this deferred tax asset is more likely than not based on expectations of future taxable income. We did not record a valuation allowance at December 31, 2007 or 2006 relating to recorded tax benefits because all benefits are more likely than not to be realized. At December 31, 2007, the Company has an income tax receivable of $17.2 million as a result of net operating loss carryback to the prior year.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

        Station or our subsidiaries file income tax returns as prescribed by the laws of the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examination, the only major tax jurisdiction in which we file tax returns, for years before 2004.

        We adopted FIN 48 as of January 1, 2007. As a result of the adoption, we recognized a $3.0 million increase in our tax liabilities. The cumulative effect upon adoption was accounted for as a reduction to the January 1, 2007 balance of retained earnings in an amount of $0.5 million, while interest upon adoption totaled $0.2 million.

        Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were approximately $0.3 million as of both January 1, 2007 and December 31, 2007. The liability for unrecognized tax benefits increased to $3.3 million for the year ended December 31, 2007.

        We recognize accrued interest related to our unrecognized tax benefits in income tax expense. As of January 1, 2007, we had $0.2 million accrued for the payment of interest. Our liability for the payment of interest on our unrecognized tax benefits increased to $0.4 million as of December 31, 2007. We do not anticipate any penalty assessments associated with our FIN 48 liability. No significant increases or decreases to unrecognized tax benefits are expected within the next twelve months.

        A summary of the changes in the gross amount of unrecognized tax benefits for the year ended December 31, 2007, is shown below (in millions):

Balance as of January 1, 2007	$3.0
Additions based on tax positions related to the prior year	0.5
Reductions based on tax positions related to prior years	(0.1)
Statute expirations	(0.1)

Balance as of December 31, 2007	$3.3

18. Legal Matters

        Station and its subsidiaries are defendants in various lawsuits relating to routine matters incidental to their business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting Station. Station believes that the plaintiffs' claims are without merit and does not expect that the lawsuits will have a material adverse effect on the financial position or results of operations.

  Luckevich, Scott and St. Cyr Litigation

        On February 4, 2008, Josh Luckevich, Cathy Scott and Julie St. Cyr filed a purported class action complaint in the United States District Court for the District of Nevada, Case No. CV-00141, against the Company. The plaintiffs are all former employees of the Company. The complaint alleges that the Company (i) failed to pay its employees for all hours worked, (ii) failed to pay overtime, (iii) failed to timely pay wages and (iv) unlawfully converted certain earned wages. The complaint seeks, among other relief, class certification of the lawsuit, compensatory damages in excess of $5,000,000, punitive damages and an award of attorneys' fees and expenses to plaintiffs' counsel. The Company has yet to file a response to the complaint. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend the same.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Legal Matters (Continued)

  Litigation Relating to the Merger

        As previously disclosed, on December 4, 2006, the Company announced that it had received a proposal from FCP to acquire all of the Company's outstanding common stock for $82 per share in cash. Six cases (the "Actions") were brought in the District Court for Clark County, Nevada (the "District Court"), alleging that the actions of Frank J. Fertitta III and Lorenzo J. Fertitta in participating with FCP in making the proposal and entering into the Merger Agreement and the actions of the members of a special committee of Station's Board of Directors composed entirely of independent directors (the "Special Committee") in responding to the proposal, and entering into the Merger Agreement were breaches of fiduciary duty:

        Roessler v. Station Casinos, Inc., et al., Case No. A532637;

        Filhaber v. Station Casinos Inc., et al., Case No. A532499;

        Traynor v. Station Casinos, Inc., et al, Case No. A532407;

        Goldmann v. Station Casinos, Inc., et al., Case No. A532395;

        Griffiths v. Station Casinos, Inc., et al., Case No. A533806; and

        West Palm Beach Firefighters' Pension Fund v. Station Casinos, Inc., et al., Case No. 07-A536211.

        The Company was a defendant in the Actions and others were named as defendants in one or more of the Actions. No specific monetary relief was sought against the Company in the Actions. On January 4, 2007 the Actions were consolidated under the heading In re Station Casinos Shareholder Litigation, Master Case No. A-532367 (the "Consolidated Action").

        On June 1, 2007, the plaintiffs filed an amended consolidated class action complaint (the "Amended Complaint") in the District Court against Station, Station's directors, Frank J. Fertitta III, Lorenzo J. Fertitta, Blake L. Sartini and Delise F. Sartini, Colony, Colony Capital Acquisitions, LLC ("Colony Acquisitions") and FCP. The Amended Complaint alleges that Station's directors breached their fiduciary duties to Station and its stockholders as follows:

        A.    The defendants failed to engage in a fair process that would maximize value to Station's stockholders because the defendants put into place covenants in Station's bond indentures that could, under certain circumstances, require a purchaser of Station not affiliated with Frank J. Fertitta III and Lorenzo J. Fertitta to redeem those bonds, put into place a stockholder rights plan and a staggered board, adopted a supermajority voting requirement in connection with any merger transaction and imposed a $160 million termination fee on Station.

        B.    The process being used to sell Station is wrongful, unfair and harmful and is an attempt by the defendants to aggrandize their personal and financial positions. It does not reflect the true inherent value of Station that was known only to the defendants. This value, which far exceeds the $90.00 per share Merger consideration, includes the returns from Red Rock, the Company's Native American casino-management contracts and the expected returns from Aliante Station and other expansion projects.

        C.    The directors have not and are not exercising independent business judgment and have acted and are acting to the detriment of the plaintiff class. In particular, the members of the Special Committee are not independent of Frank J. Fertitta III and Lorenzo J. Fertitta, were handpicked for Station's Board of Directors by Frank J. Fertitta III and Lorenzo J. Fertitta, are loyal and beholden to them and will do what

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Legal Matters (Continued)

Frank J. Fertitta III and Lorenzo J. Fertitta tell them to do. The Special Committee failed to properly shop Station, artificially depressing the value of Station's stock, thereby depriving plaintiffs of the right to receive the maximum value for their shares. They are taking steps to avoid competitive bidding, to cap the price of Station stock and to give FCP and other members of the buying group an unfair advantage by, among other things, failing to solicit other potential acquirers or alternative transactions.

        D.    The Company's preliminary proxy statement filed with the SEC on May 7, 2007 (the "Preliminary Proxy Statement") misrepresented material facts and omits material information necessary for stockholders to make an informed decision concerning the transaction because, in part, it did not discuss whether the defendants considered alternative transaction forms, nor did it properly detail the sale process.

        E.    The Preliminary Proxy Statement did not detail whether Bear, Stearns & Co., Inc. ("Bear Stearns"), financial advisor to the Special Committee, performed any sensitivity studies or whether it valued Station assuming Station would be split into separate operating and holding companies. The Preliminary Proxy Statement also failed to detail the proper valuation for Station, or the basis for the valuation. In addition, Bear Stearns is in a conflict position because it owns 36,639 shares of Station common stock.

        The Amended Complaint also alleges that Frank J. Fertitta III, Lorenzo J. Fertitta, Blake L. Sartini, Delise F. Sartini, FCP, Colony and Colony Acquisitions knowingly aided and abetted the Company's directors in breaching their fiduciary duties to the Company's public stockholders.

        The Amended Complaint sought an injunction preliminarily and permanently enjoining the defendants from proceeding with, consummating or closing the Merger transaction, and demanded that the plaintiffs be awarded their costs and disbursements incurred in connection with this action, including reasonable attorneys' fees and reimbursement of expenses.

        In November 2007, in order to resolve the litigation and avoid further cost and delay, the Company and the individual defendants, without admitting any wrongdoing, entered into a global stipulation of settlement with plaintiffs ("Proposed Settlement"). Pursuant to the Proposed Settlement, the Company made supplemental disclosures in its Definitive Proxy Statement filed with the SEC on July 9, 2007, to address certain of the disclosure claims raised in the Consolidated Action. As part of the Proposed Settlement, plaintiffs' counsel applied to the Court for an award of attorneys' fees in the amount of $1.9 million, inclusive of costs and expenses. The Company agreed to pay the fees and expenses on behalf of all plaintiffs as awarded by the court in an amount up to $1.9 million.

        On December 11, 2007, the District Court preliminarily approved the Proposed Settlement. Thereafter, notice of the Proposed Settlement was disseminated to more than 31,000 former shareholders of Station and published in the Wall Street Journal (national edition), the Los Angeles Times and the Las Vegas Review Journal.

        None of the former shareholders objected to the terms of the Proposed Settlement. Consequently, at a hearing on February 11, 2008, Judge Mark R. Denton of the District Court approved the Proposed Settlement of the Consolidated Action. Given that there were no objections to the settlement, we do not expect an appeal and regard the litigation as concluded.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Subsequent Events

  Land Loan

        On February 7, 2008, a wholly-owned, indirect subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn and the proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. The borrower has the option to request an additional $50 million under the Land Loan to purchase certain real property. Borrowings under the Land Loan bear interest at LIBOR plus 3.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 2.5% per annum, at the borrower's request. The borrower is required to hedge the interest rate such that it will not exceed 6.5%. As a result, the borrower entered into a cash flow hedge interest rate swap with a notional amount of $200 million in which the borrower pays a fixed rate of 2.97% and receives one-month LIBOR, terminating in February 2011.

        The Land Loan contains a number of covenants that, among other things, restrict, subject to certain exceptions, the borrower's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the Land Loan requires the borrower to maintain a loan-to-value ratio of no more than 40% and also contains customary affirmative covenants and certain events of default.

  Interest Rate Swaps

        In January 2008, we entered into cash flow hedge interest rate swap with a notional amount of $250 million that converts a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates, terminating in January 2011.

  Green Valley Ranch Notes

        Effective January 1, 2008, Green Valley Ranch agreed to effectively forgive $200 million in notes receivable and the related interest from its members. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on our consolidated balance sheet at December 31, 2007 will be forgiven during the three months ended March 31, 2008 with a corresponding reduction in our investments in joint ventures.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Quarterly Financial Information (Unaudited)

	Year ended December 31, 2007
	Predecessor				Successor
(amounts in thousands)	Quarter Ended March 31, 2007 (a)	Quarter Ended June 30, 2007 (b)	Quarter Ended September 30, 2007 (c)	Period from October 1, 2007 through November 7, 2007 (d)	Period from November 8, 2007 through December 31, 2007 (e)
Net revenues	$372,438	$362,896	$354,128	$147,822	$209,711
Operating income (loss)	92,756	82,016	62,623	(123,760)	(253,495)
Income (loss) before income taxes	41,844	27,151	5,699	(147,685)	(333,950)
Net income (loss)	23,050	15,073	3,709	(99,488)	(317,954)
	Year ended December 31, 2006
(amounts in thousands)	First Quarter (f)	Second Quarter (g)	Third Quarter	Fourth Quarter (h)
Net revenues	$292,470	$341,791	$345,968	$358,795
Operating income	79,102	76,588	76,983	83,462
Income before income taxes	65,641	43,680	32,036	38,095
Net income	41,122	26,793	19,229	23,068

(a)
Includes merger transaction costs related to the Merger of approximately $4.8 million.

(b)
Includes merger transaction costs related to the Merger of approximately $6.1 million and management agreement/lease terminations of $3.8 million.

(c)
Includes merger transaction costs related to the Merger of approximately $2.2 million.

(d)
Includes merger transaction costs related to the Merger of approximately $143.4 million, and impairment losses of $16.6 million.

(e)
Includes a loss on early retirement of debt of approximately $20.3 million, and share-based compensation expense of approximately $288.1 million.

(f)
Includes preopening expense of approximately $14.1 million and lease terminations of approximately $0.5 million.

(g)
Includes preopening expense of approximately $13.6 million.

(h)
Includes preopening expense of approximately $2.0 million and management agreement/lease terminations of approximately $0.6 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company's management, with the participation of its Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

  Management's Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

        The Company's independent auditors have issued an audit report on our assessment of the company's internal control over financial reporting. This report appears on page 58.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        There is incorporated by reference the information appearing in an amendment to this Annual Report on Form 10-K to be filed with the Commission not later than 120 days after the end of the fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        There is incorporated by reference the information appearing in an amendment to this Annual Report on Form 10-K to be filed with the Commission not later than 120 days after the end of the fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        There is incorporated by reference the information appearing in an amendment to this Annual Report on Form 10-K to be filed with the Commission not later than 120 days after the end of the fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        There is incorporated by reference the information appearing in an amendment to this Annual Report on Form 10-K to be filed with the Commission not later than 120 days after the end of the fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        There is incorporated by reference the information appearing in an amendment to this Annual Report on Form 10-K to be filed with the Commission not later than 120 days after the end of the fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    1.    Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

  Reports of Independent Registered Public Accounting Firm—Ernst & Young LLP

  Consolidated Balance Sheets as of December 31, 2007 and 2006

  Successor Period from November 8, 2007 through December 31, 2007, Predecessor Period from January 1, 2007 through November 7, 2007 and the Years Ended December 31, 2006 and 2005

    Consolidated Statements of Operations

    Consolidated Statements of Stockholders' Equity

    Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements

  2.
  None

  3.
  Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 23, 2007 among the Company, Fertitta Colony Partners LLC and FCP Acquisition Sub. (Incorporated herein by reference to the Company's Form 8-K dated February 23, 2007)
3.1	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
3.2	Amended and Restated Bylaws of the Company. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
4.1	Form of 6% Senior Notes of the Company (March 2004 Issue). (Included in Exhibit 4.2 which is incorporated herein by reference to Registration Statement No. 333-113986)
4.2	Indenture dated as of March 17, 2004 between the Company and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to Registration Statement No. 333-113986)
4.3
Form of 6 1/2% Subordinated Notes of the Company (January 2004 Issue). (Included in Exhibit 4.4 which is incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003)
4.4
Indenture dated as of January 29, 2004 between the Company and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003)
4.5
Form of 6 7/8% Subordinated Notes of the Company (February 2004 Issue). (Included in Exhibit 4.6 which is incorporated herein by reference to the Company's Annual Report of Form 10-K for the period ended December 31, 2003)
4.6
Indenture dated as of February 27, 2004 between the Company and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003)

4.7
Form of 6 5/8% Subordinated Notes of the Company (March 2006 Issue). (Included in Exhibit 4.8 which is incorporated herein by reference to the Company's Quarterly Report of Form 10-Q for the period ended March 31, 2006)
4.8
Indenture dated as of March 13, 2006 between the Company and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006)
4.9	Form of 7 3/4% Senior Notes of the Company (August 2006 Issue). (Included in Exhibit 4.10 which is incorporated herein by reference to the Company's Form 8-K dated August 2, 2006)
4.10
Indenture dated as of August 1, 2006 between the Company and Law Debenture Trust Company of New York as Trustee. (Included in Exhibit 4.10 which is incorporated herein by reference to the Company's Form 8-K dated August 2, 2006)
4.11
Credit Agreement dated as of November 7, 2007 among the Company, Deutsche Bank Trust Company Americas, the lenders party thereto, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
4.12
Loan and Security Agreement dated as of November 7, 2007 among German American Capital Corporation, JPMorgan Chase Bank, N.A., and FCP PropCo, LLC. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
4.13
Mezzanine Loan and Security Agreement (First Mezzanine) dated as of November 7, 2007 by and among FCP Mezzco Borrower I, LLC, German American Capital Corporation and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
4.14
Mezzanine Loan and Security Agreement (Second Mezzanine) dated as of November 7, 2007 by and among FCP Mezzco Borrower II, LLC, German American Capital Corporation and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
4.15
Mezzanine Loan and Security Agreement (Third Mezzanine) dated as of November 7, 2007 by and among FCP Mezzco Borrower III, LLC, German American Capital Corporation and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
4.16
Credit Agreement dated as of October 5, 2007 among Aliante Gaming, LLC, the lenders party thereto, Wachovia Bank, National Association, Bank of Scotland PLC, Wells Fargo Bank, National Association and Bank of America, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2007)
4.17
Completion Guarantee dated as of October 5, 2007 by the Company and G.C. Investments, LLC in favor of Bank of America, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2007)
4.18
Credit Agreement dated as of February 7, 2008 among CV PropCo, LLC, the lenders party thereto, Deutsche Bank Trust Company Americas, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (Incorporated herein by reference to the Company's Form 8-K dated February 7, 2008)

10.1
Amended and Restated Purchase and Sale Agreement dated as of October 31, 2007 among FCP NewCo, LLC, Boulder Station, Inc., Charleston Station, LLC, Palace Station Hotel & Casino, Inc., Sunset Station, Inc. and the other parties thereto. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.2	Master Lease Agreement dated as of November 7, 2007 between FCP PropCo, LLC and the Company. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.3	Sublease (Boulder Station) dated as of November 7, 2007 between the Company and Boulder Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.4	Sublease (Red Rock) dated as of November 7, 2007 between the Company and Charleston Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.5	Sublease (Sunset Station) dated as of November 7, 2007 between the Company and Sunset Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.6	Sublease (Palace Station) dated as of November 7, 2007 between the Company and Palace Station Hotel & Casino, Inc. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.7
Ground Lease dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)
10.8
Option to Lease or Purchase dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)
10.9
Option to Acquire Interest Under Purchase Contract dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)
10.10	First Amendment to Ground Lease and Sublease dated as of June 30, 1995 between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.11
Lease Amendment No. 1, dated December 23, 1996 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005)
10.12
Second Amendment to Ground Lease and Sublease dated as of January 7, 1997 between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005)
10.13
Rent Agreement to the First Amendment to Ground Lease and Sublease dated as of March 30, 2003 between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 2003)
10.14	Ground Lease dated as of June 1, 1995 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)

10.15	First Amendment to Ground Lease dated as of June 30, 1995 between the Company and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.16
Lease Amendment No. 1 dated as of December 23, 1996 between the Company and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005)
10.17
Second Amendment to Ground Lease dated as of January 7, 1997 between Texas Gambling Hall & Hotel, Inc. and the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005)
10.18
Rent Agreement to the First Amendment to Ground Lease dated as of May 12, 2000 between the Company and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003)
10.19
Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 between the Company and Texas Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.20	Executive Employment Agreement between Frank J. Fertitta III and the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.21	Executive Employment Agreement between Thomas M. Friel and the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.22	Executive Employment Agreement between Scott M Nielson and the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.23	Executive Employment Agreement between Lorenzo J. Fertitta and the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.24	Executive Employment Agreement between Richard J. Haskins and the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.25	Executive Employment Agreement between Kevin L. Kelley and the Company dated as of December 14, 2007. (Incorporated herein by reference to the Company's Form 8-K dated December 13, 2007)
10.26
Equityholders Agreement of the Company, Fertitta Colony Partners LLC and Fertitta Partners LLC dated as of November 7, 2007 (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.27	Amendment to Equityholders Agreement of the Company, Fertitta Colony Partners LLC and Fertitta Partners LLC dated as of February 27, 2008.

10.28
Transfer Restriction Agreement dated as of November 7, 2007 among Frank J. Fertitta, III, Lorenzo J. Fertitta, Thomas J. Barrack, Jr., FCP Holding, Inc. and Fertitta Partners LLC. (Incorporated herein by reference to Exhibit 7.29 of Amendment No. 34 and 35 to Schedule 13D filed by Frank J. Fertitta III, Lorenzo J. Fertitta, Thomas J. Barrack, Jr. and FCP VoteCo, LLC with respect to the Company with the SEC on November 13, 2007)
10.29
Supplemental Executive Retirement Plan of the Company dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.30	First Amendment to the Supplemental Executive Retirement Plan of the Company dated as of February 4, 2005. (Incorporated herein by reference to the Company's Form 8-K dated February 7, 2005)
10.31	Second Amendment to Supplemental Executive Retirement Program of the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.32
Supplemental Management Retirement Plan of the Company dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.33	First Amendment to Supplemental Management Retirement Program of the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.34
Long-Term Stay-On Performance Incentive Payment Agreement between the Company and Lorenzo J. Fertitta dated as of March 15, 2002. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2001)
10.35	Long-Term Stay-On Performance Incentive Payment Agreement between the Company and Thomas M. Friel dated June 1, 2004. (Incorporated herein by reference to the Company's Form 8-K dated March 30, 2007)
10.36
Long-Term Stay-On Performance Incentive Payment Agreement between the Company and Richard J. Haskins dated as of April 1, 2002. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004)
10.37
Amended and Restated Deferred Compensation Plan for Executives of the Company dated as of September 12, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
10.38
First Amendment to the Amended and Restated Deferred Compensation Plan for Executives of the Company dated as of December 4, 2002. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)
10.39	Second Amendment to Deferred Compensation Plan for Executives of the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.40	Amended and Restated Deferred Compensation Plan of the Company dated as of January 1, 2001.
10.41	First Amendment to Amended and Restated Deferred Compensation Plan of the Company dated as of August 13, 2007.

10.42	Second Amendment to Amended and Restated Deferred Compensation Plan of the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.43	Special Long-Term Disability Plan of the Company dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.44	Form of Indemnification Agreement for Directors and Executive Officers. (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
10.45	Form of Indemnification Agreement between the Company and Frank Fertitta, Jr. (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
10.46
Operating Agreement dated as of March 10, 2000 among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1999)
10.47
First Amendment to Operating Agreement dated as of September 17, 2001 among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Company. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
10.48
Second Amendment to Operating Agreement dated as of December 19, 2003 among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003)
10.49
Third Amendment to Operating Agreement dated as of December 17, 2004 among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004)
10.50
Second Amended and Restated Management Agreement dated as of November 1, 2002 between the Company and the United Auburn Indian Community. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)
10.51
Operating Agreement of Aliante Holding, LLC dated as of December 16, 2005 among Aliante Holding, LLC, G.C. Aliante, LLC and Aliante Station, LLC, a wholly-owned subsidiary of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K, as amended, for the period ended December 31, 2006)
10.52
Amended and Restated Operating Agreement of Aliante Gaming, LLC dated as of January 6, 2006 among Aliante Gaming, LLC, a wholly-owned subsidiary of the Company, Aliante Holding, LLC and Aliante Station, LLC. (Incorporated herein by reference to the Company's Annual Report on Form 10-K, as amended, for the period ended December 31, 2006)
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

STATION CASINOS, INC.
Dated: February 28, 2008	By:	/s/ FRANK J. FERTITTA III Frank J. Fertitta III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III Frank J. Fertitta III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2008
/s/ LORENZO J. FERTITTA Lorenzo J. Fertitta	Vice Chairman, President and Director	February 28, 2008
/s/ THOMAS M. FRIEL Thomas M. Friel	Executive Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2008
/s/ THOMAS J. BARRACK, JR. Thomas J. Barrack, Jr.	Director	February 28, 2008
/s/ JAMES E. NAVE James E. Nave	Director	February 28, 2008
/s/ JONATHAN H. GRUNZWEIG Jonathan H. Grunzweig	Director	February 28, 2008

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
STATION CASINOS, INC. CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)
STATION CASINOS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands)
STATION CASINOS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (amounts in thousands)
STATION CASINOS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)
STATION CASINOS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES