Form 10-K/A
period 2007-12-31
STATION CASINOS INC
filed 2008-04-28
CIK 898660

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

1505 South Pavilion Center Drive, Las Vegas, NV 89135
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The issued and outstanding equity securities of the registrant are not publicly traded and are all owned by FCP Holding, Inc., Fertitta Partners LLC and FCP VoteCo LLC.

         There is no established public trading market for the common stock of the registrant.

Documents Incorporated by Reference

         None.

EXPLANATORY NOTE

        The registrant filed with the Securities and Exchange Commission (the "SEC") an Annual Report on Form 10-K for the year ended December 31, 2007 ("Form 10-K") on March 5, 2008, pursuant to which it incorporated by reference the information required by Part III thereof as an amendment to such Form 10-K to be subsequently filed with the SEC. Accordingly, Part III, Items 10 through 14, on the Form 10-K are hereby amended along with the cover page. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1 on Form 10-K/A under Item 15 of Part IV hereof.

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

PART III

MERGER

        On November 7, 2007, the Company completed its merger (the "Merger") with FCP Acquisition Sub, a Nevada corporation ("Merger Sub"), pursuant to which Merger Sub merged with and into the Company with the Company continuing as the surviving corporation. The Merger was completed pursuant to the Agreement and Plan of Merger, dated as of February 23, 2007 and amended as of May 4, 2007, among the Company, Fertitta Colony Partners LLC, a Nevada limited liability company ("FCP"), and Merger Sub.

        As a result of the Merger, approximately 24.1% of the issued and outstanding shares of non-voting common stock of the Company are owned by Fertitta Partners LLC, a Nevada limited liability company ("Fertitta Partners"), which is owned by affiliates of Frank J. Fertitta III, Chairman and Chief Executive Officer of Station, affiliates of Lorenzo J. Fertitta, Vice Chairman and President of Station, affiliates of Blake L. Sartini and Delise F. Sartini, and certain officers and other members of management of the Company. The remaining 75.9% of the issued and outstanding shares of non-voting common stock of the Company are owned by FCP Holding, Inc., a Nevada corporation ("FCP HoldCo") and a wholly-owned subsidiary of FCP. FCP is owned by an affiliate of Colony Capital, LLC ("Colony") and affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta. Substantially simultaneously with the consummation of the Merger, all of the shares of voting common stock of Station were issued for nominal consideration to FCP VoteCo LLC, a Nevada limited liability company ("FCP VoteCo"), which is owned by Frank J. Fertitta III, Lorenzo J. Fertitta and Thomas J. Barrack, Jr., Chairman and Chief Executive Officer of Colony.

        At the effective time of the Merger, each outstanding share of the Company's common stock, including any rights associated therewith (other than shares of the Company's common stock owned by FCP, Merger Sub, FCP HoldCo, Fertitta Partners or any wholly-owned subsidiary of the Company or shares of common stock held in treasury by the Company) was cancelled and converted into the right to receive $90.00 in cash, without interest. As a result of the Merger and the related transactions, all of the shares of capital stock are owned by FCP HoldCo, Fertitta Partners and FCP VoteCo. The Company's common stock ceased trading on the New York Stock Exchange at market close on November 7, 2007, and is no longer listed on any exchange or quotation system. The Company's voting common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

        The Company's Amended and Restated Bylaws require that the number of directors on the Board of Directors be not less than one nor more than ten. Currently, the Board of Directors has fixed the number of directors at six. All directors hold their positions until their terms expire and until their respective successors are elected and qualified. Executive officers are elected by and serve at the discretion of the

Board of Directors. The following table sets forth the directors and executive officers of the Company as of January 31, 2008 and provides their respective ages and positions with the Company.

Name	Age	Position
Frank J. Fertitta III(*)	46	Chairman of the Board and Chief Executive Officer
Lorenzo J. Fertitta(*)	39	Vice Chairman of the Board and President
Thomas M. Friel	44	Executive Vice President, Chief Accounting Officer and Treasurer
Scott M Nielson	50	Executive Vice President and Chief Development Officer
Richard J. Haskins	44	Executive Vice President, General Counsel and Secretary
Kevin L. Kelley(**)	50	Executive Vice President and Chief Operating Officer
James E. Nave, D.V.M.	63	Director
Thomas J. Barrack, Jr.	60	Director
Jonathan H. Grunzweig	44	Director

(*)
Frank J. Fertitta III and Lorenzo J. Fertitta are brothers.

(**)
Kevin L. Kelley is Frank J. Fertitta III's brother-in-law.

        Set forth below is a description of the backgrounds, including business experience, for each of our directors and executive officers as of January 31, 2008.

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

        Lorenzo J. Fertitta.    Mr. Fertitta was appointed Vice Chairman of the Board of the Company in December 2003. Mr. Fertitta has served as President of the Company since July 2000 and has served as a director since 1991. From 1991 to 1993, he served as Vice President of the Company. Mr. Fertitta served as President and Chief Executive Officer of Fertitta Enterprises, Inc. from June 1993 to July 2000, where he was responsible for managing an investment portfolio consisting of marketable securities and real property. Mr. Fertitta is currently a member of the Board of Directors of the Nevada Resort Association and serves as a director of the American Gaming Association. Mr. Fertitta served as a commissioner on the Nevada State Athletic Commission from November 1996 until July 2000.

        Thomas M. Friel.    Mr. Friel was appointed Executive Vice President, Chief Accounting Officer and Treasurer of the Company in March 2007. He served as Vice President of Finance and Corporate Controller from July 1999 to March 2007. Mr. Friel is a Certified Public Accountant. He is a member of the Board of Directors of Big Brothers and Big Sisters of Southern Nevada.

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

        Kevin L. Kelley.    Mr. Kelley became Executive Vice President and Chief Operating Officer of the Company on January 7, 2008. He was previously employed as Senior Vice President for Las Vegas Sands Corp. From January 2003 to May 2006, he served as President and Chief Operating Officer of Hard Rock Hotel, Inc. Prior to joining Hard Rock Hotel, Inc., Mr. Kelley served the Company in various capacities from August 1993 to January 2003, most recently as President of Westside Operations, where he oversaw all operations of the Company's five west side properties.

        James E. Nave, D.V.M.    Dr. Nave was appointed to the Board of Directors on December 19, 2007. Dr. Nave had served as a director of the Company from March 2001 until November 7, 2007 at which time he voluntarily resigned from the Board of Directors upon the consummation of the Merger. During that period, he was the Chairman of the Audit Committee and served on the Governance and Compensation Committee. He is currently a member of the Audit Committee. Dr. Nave has been an owner of the Tropicana Animal Hospital since 1974 and has been the owner and manager of multiple veterinary hospitals since 1976. Dr. Nave has also served on the Board of Directors of Bank West of Nevada since 1994, where he also serves as Chairman of the Site Committee. Dr. Nave has served on the Board of Directors of Western Alliance Bancorporation since 2003, where he also serves as a member of the Audit and Compensation Committees. Dr. Nave is also the Globalization Liaison Agent for Education and Licensing for the American Veterinary Medical Association and was the Chairperson of the National Commission for Veterinary Economics Issues from 2001 through July 2007. In addition, Dr. Nave is a member and past President of the Nevada Veterinary Medical Association, the Western Veterinary Conference and the American Veterinary Medical Association. He is also a member of the Clark County Veterinary Medical Association, the National Academy of Practitioners, the American Animal Hospital Association and the Executive Board of the World Veterinary Association. Dr. Nave was a member of the University of Missouri, College of Veterinary Medicine Development Committee from 1984 to 1992. He was also a member of the Nevada State Athletic Commission from 1988 to 1999 and served as its chairman from 1989 to 1992 and from 1994 to 1996.

        Thomas J. Barrack, Jr.    Mr. Barrack was appointed to the Board of Directors in connection with the Merger on November 7, 2007. Mr. Barrack is the Founder, Chairman and Chief Executive Officer of Colony Capital, LLC. Colony Capital, LLC is the sole managing member of Colony Capital Acquisitions, LLC. During the past five years, Mr. Barrack has, in such positions, provided overall strategic and investment direction and leadership to Colony Capital, LLC and its affiliates. Mr. Barrack currently serves as a director of the American Gaming Association.

        Jonathan H. Grunzweig.    Mr. Grunzweig was appointed to the Board of Directors on December 19, 2007. He is currently a member of the Audit Committee. Mr. Grunzweig is a Principal and the Chief Investment Officer of Colony Capital, LLC. Prior to joining Colony Capital, LLC in 1999, Mr. Grunzweig was a Partner with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, where he specialized in corporate finance and mergers and acquisitions. Mr. Grunzweig also served as General Counsel for Colony Capital, LLC's global investment program for a period of time prior to a two-year relocation to London for Colony Capital, LLC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's executive officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and 10% stockholders are required by the SEC to furnish the Company with copies of all Forms 3, 4 and 5 they file.

        Based solely on the Company's review of the copies of such forms it received during 2007, the Company believes that all of its executive officers, directors and greater than 10% beneficial owners complied with all of the filing requirements applicable to them with respect to transactions during 2007.

CODE OF ETHICS

        The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") that applies to all of its directors, officers (including its principal executive officer and principal financial officer) and employees. The Code of Ethics and any waivers or amendments to the Code of Ethics are available on the Company's website at www.stationcasinos.com. Printed copies are also available to any person without charge, upon request directed to the Company's Corporate Secretary, 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

AUDIT COMMITTEE FINANCIAL EXPERT

        The Board of Directors has a separately designated standing Audit Committee, which is composed of Dr. James E. Nave, D.V.M. and Jonathan H. Grunzweig. In light of the absence of a public trading market for our common stock, our Board has not designated any member of the Audit Committee as an "audit committee financial expert." We believe that Dr. Nave would be considered an independent director (as independence is defined in Section 303A.02 of the listing standards of the New York Stock Exchange (the "NYSE"), the national securities exchange upon which our common stock was listed prior to the Merger). However, we believe that Mr. Grunzweig would not be considered an independent director under such standards because of his relationship with Colony Capital, LLC and certain of its affiliates which hold significant interests in FCP and FCP VoteCo, which own 74.1% of our outstanding shares of non-voting common stock and 100% of our outstanding shares of voting common stock, respectively.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

        This section provides an overview and analysis of our compensation program and policies and the material compensation decisions we have made under those programs and policies. This section also discusses the material elements of the compensation of each of the executive officers as of December 31, 2007 identified below, whom we refer to as our "Named Executive Officers":

  •
  Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer;

  •
  Lorenzo J. Fertitta, Vice Chairman of the Board and President;

  •
  Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer;

  •
  Scott M Nielson, Executive Vice President and Chief Development Officer;

  •
  Richard J. Haskins, Executive Vice President, General Counsel and Secretary;

  •
  William W. Warner, former Executive Vice President and Chief Operating Officer; and

  •
  Glenn C. Christenson, former Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer.

        This section is intended to help you understand the detailed information provided in the compensation tables and related disclosures set forth below and to help you put that information into context within our overall compensation program.

Governance and Compensation Committee

        Prior to the Merger on November 7, 2007, we had a standing Governance and Compensation Committee comprised solely of independent directors (as independence is defined in Section 303A.02 of the NYSE listing standards). The Governance and Compensation Committee met periodically to discuss matters relating to the nomination of directors and corporate governance policies in addition to compensation matters which included reviewing and taking action regarding terms of compensation, employment contracts, pension matters that concerned officers and key employees of the Company and grants of equity awards to employees.

        The members of the Governance and Compensation Committee prior to the Merger were Lowell H. Lebermann, Jr., Chairman, James E. Nave, D.V.M., Lee S. Isgur and Robert E. Lewis, who comprised all of the independent members of the Board. The Governance and Compensation Committee met three times during 2007 prior to the Merger. Determinations with respect to 2007 compensation were made by this committee.

        Prior to the Merger, the Governance and Compensation Committee operated under a written charter adopted by the Board of Directors and was responsible for shaping and maintaining the Company's compensation policy by (i) reviewing and approving all elements of the total compensation program for the Company, (ii) aligning the total compensation program with stockholders' interests and the Company's business strategy and (iii) assuring stockholders that the compensation programs are effective, responsible and competitive when compared to similarly situated organizations.

        Steps taken to fulfill the responsibility of the Governance and Compensation Committee in shaping and maintaining the Company's compensation philosophy included:

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

  •
  making recommendations to the Board of Directors with respect to the Company's incentive-compensation plans and equity-based plans; and

  •
  reviewing the level and type of perquisites and other personal benefits provided to the Chief Executive Officer and other executive officers, taking into account their levels of salary and other compensation, the value of similar benefits provided at comparable companies and the value of such benefits given to such officers in past years.

        Since we currently do not have a standing compensation committee, the functions that were performed by the Governance and Compensation Committee prior to the Merger are now performed by the Board of Directors as a whole.

Compensation Philosophy and Objectives

        The Company believes that it is necessary to establish compensation programs and related opportunities that are designed to attract and retain those individuals needed to successfully implement the Company's strategy and motivate individuals with a long-term vision for the Company. These programs and opportunities have to be balanced with the cost to the Company and its stakeholders. In order to arrive at a proper balance, the Company has established the following compensation philosophy and guidelines:

  •
  employment agreements determine the salary which provides the basic level of compensation for performing the job expected of the Named Executive Officers;

  •
  cash bonus awards are used as an incentive for attainment of the Company's financial performance in a particular period; and

  •
  equity awards are used to provide a long-term incentive and align the interests of our executives with those of our stakeholders.

        Our primary objectives in setting compensation policies are to develop a program designed to attract and retain those individuals needed to successfully implement the Company's strategy and to reward them relative to the Company's performance. We set compensation policies to promote profitable growth and to retain highly talented, motivated individuals with a long-term vision for the Company and we also seek to align the financial interest of the Company's executives with that of our stakeholders. To achieve this goal, we believe that a significant portion of the Company's executives' compensation should be "at risk" and tied to the achievement of annual and long-term corporate performance criteria.

        The Company's executive compensation program is designed to achieve the following objectives:

  •
  attract and motivate experienced executives in light of the competitive realities of our industry;

  •
  retain talented individuals;

  •
  align our compensation strategy with our business objectives, including enhancing stakeholder value; and

  •
  support a culture of strong performance by rewarding employees for results.

        These objectives underlie our compensation philosophy and all compensation-related decisions.

        Each element of our compensation is intended to generally match, in cost and type, the corresponding component offered to executives in similar positions in similar organizations. Each of the elements of the Company's compensation and benefit programs are discussed and illustrated below. Unless otherwise stated, all elements are accrued as an expense and are deductible to the Company as compensation expense.

Compensation Program Design

        The executive compensation program is designed with our executive compensation objectives in mind and is comprised of various cash and equity compensation methods over a short-term and long-term payment structure in order to recognize and reward executives for their contributions to the Company today and in the future.

        There is some variation in the overall mix of compensation paid directly to each Named Executive Officer. In order to determine the proper allocation and value, we use benchmarks to provide guidance. In order to establish the benchmarks, each year we identify a group of casino and gaming companies (the "Peer Companies") that we believe are the Company's competition for executive level employees. For the year ended December 31, 2007, the Peer Companies consisted of Harrah's Entertainment Inc., MGM Mirage, Boyd Gaming Corp., Las Vegas Sands Corp., Penn National Gaming Inc., Trump Entertainment Resorts, Inc. and Wynn Resorts Ltd.

        The Governance and Compensation Committee met in January of 2007 to review and vote on the Named Executive Officers' base salaries and target bonuses for 2007. Bonus payments paid to the Named Executive Officers for 2006, which were administered pursuant to the Senior Executive Annual Bonus Plan described in more detail herein, were also evaluated, discussed and voted on at this meeting. This timing corresponded with the Governance and Compensation Committee's annual performance review of our Chief Executive Officer and the other senior executives of the Company and also enabled us to consider the Company's performance during 2006, as well as our expectations for 2007. The Governance and Compensation Committee approved the Named Executive Officers' base salaries and target bonuses for 2007 and bonus awards for 2006 after considering the recommendations presented by the Chief Executive Officer at this January 2007 meeting.

Roles of Management in Compensation Decisions

        Executive officers and other management play a significant role in the compensation-setting process. The Chief Executive Officer annually reviews the performance of our senior executives and, based on these reviews, recommends compensation for all senior executives, other than his own. The Board of Directors, however, has the discretion to modify the Chief Executive Officer's recommendations and make the final decisions regarding material compensation to senior executives, including base salary, annual bonuses and equity awards. The Company's senior executives typically are invited to attend meetings of the Board of Directors, from time to time, except when their own compensation is being discussed or determined.

Role of Outside Consultants in Establishing Compensation

        The Company engages the services of independent legal counsel, consultants and subject matter experts in order to analyze, review and recommend actions with regard to director compensation, executive officer compensation or general compensation and plan provisions, and appropriate funding is provided by the Company for any such services. We retain a nationally recognized human resources consulting firm, Towers Perrin, to assist with the design, implementation and communication of our compensation program. We will continue to engage external consultants for the purposes of determining the Chief Executive Officer's and other senior executive officers' compensation.

        The Company utilizes outside consultants, such as Towers Perrin, to facilitate gathering data regarding our Peer Companies from published executive compensation surveys and proxy statements filed with the SEC and to review the external competitiveness of the Company's executive compensation program. Data compiled by Towers Perrin regarding the Peer Companies is used to benchmark senior executive compensation, including base salary, bonus and long-term incentive pay. Due to the highly competitive nature of the gaming industry, the Company targets the higher end of the Peer Companies' compensation practices in order to attract and retain the most talented executives.

        During 2007, Towers Perrin was engaged to evaluate both existing senior executive total direct compensation and non-management director pay and their competitiveness against the Peer Companies. The results showed that the Company's top executives received compensation packages within the mid- to upper tercile range of practices of the Peer Companies.

Elements of Compensation Program

        The Company's executive compensation program consists of the following components: base salary, senior executive annual bonus plan, long-term incentives (including equity awards and participation in long-term stay-on incentive plans), retirement and other benefits and perquisites.

        The Company targets overall compensation levels competitive with our Peer Companies. The various components of executive compensation reflect the following elements:

Base Salary

        As part of our strategy to attract and retain high quality executive employees, we have established a policy to pay executive base salaries based on competitive base salaries paid by the Peer Companies, with the Company's salaries being at or near the high end of the range. Actual salaries are determined based upon an assessment of the individual's contribution and value to the organization and the competitive market for that position. The annual base salary for each Named Executive Officer is set forth in his employment agreement with the Company. Base salaries are reviewed annually and may be adjusted (for increase but not for decrease) based on an evaluation of the executive's performance in conjunction with a review of compensation received by individuals holding similar positions at the Peer Companies.

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

        The amount of a Named Executive Officer's base salary is the reference point for determining the other elements of his compensation package. For example, the relative range of potential annual incentive awards to each Named Executive Officer is based on a percentage of such Named Executive Officer's base salary. In addition, base salary is a component of the contribution formula under the Company's retirement plans and is the key component in determining change-in-control-related payments under the Named Executive Officers' employment agreements.

        In anticipation of the Merger, the Governance and Compensation Committee determined that the 2007 annual base salaries for the following Named Executive Officers would remain the same as the salaries paid to such Named Executive Officers in 2006 which were as follows: $2,250,000 for Frank J. Fertitta III, $1,740,000 for Lorenzo J. Fertitta, $1,200,000 for Mr. Warner, $1,020,000 for Mr. Christenson, $960,000 for Mr. Nielson and $660,000 for Mr. Haskins. Effective March 30, 2007, in connection with the termination of Glenn C. Christenson, former Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer, Mr. Friel was appointed Executive Vice President, Chief Accounting Officer and Treasurer with an annual base salary of $500,000. Effective November 7, 2007, the base salaries under their respective employment agreements increased to $2,500,000 for Frank J. Fertitta III and $1,930,000 for Lorenzo J. Fertitta and remained the same for the other Named Executive Officers. Effective January 1, 2008, the Named Executive Officers voluntarily reduced their annual base salary by 10%. As a result, the current base salaries for the Named Executive Officers are as follows: $2,250,000 for Frank J. Fertitta III, $1,737,000 for Lorenzo J. Fertitta, $594,000 for Mr. Haskins, $450,000 for Mr. Friel and $864,000 for Mr. Nielson.

Senior Executive Annual Bonus Plan

        The Senior Executive Annual Bonus Plan was approved by the Company's stockholders in 2004 to provide participating executive officers incentive compensation, through additional cash or equity, for their significant contributions toward improved profitability and growth of the Company as determined by the achievement of pre-established performance goals. The Senior Executive Annual Bonus Plan was designed to ensure that annual incentive awards paid to participating executive officers would be fully taxable as performance-based compensation, as defined by the regulations under Section 162(m) of the Internal Revenue Code of 1986, as amended. Each year, the Board of Directors approves which executive officers will participate in the Senior Executive Annual Bonus Plan prior to, or at the time of, the establishment of the Company's performance goals for the year. In 2007, each of the Named Executive Officers was a participant in the Senior Executive Annual Bonus Plan.

        The purpose of the Senior Executive Annual Bonus Plan is to focus each executive on the attainment of financial objectives that we believe are primary determinants of the Company's performance over time. Each year specific goals based on objectives contained in the Senior Executive Annual Bonus Plan are approved by the Board of Directors. For 2007, a specific goal based on earnings before interest, taxes, depreciation and amortization ("EBITDA") was approved by the Governance and Compensation Committee under the Senior Executive Annual Bonus Plan. The amount of the target award was determined by comparison of actual EBITDA versus the Company's EBITDA goal. The actual award may vary from zero to 233% of each Named Executive Officer's base salary; provided, however, that Frank J. Fertitta III and Lorenzo J. Fertitta are eligible to receive a minimum annual bonus pursuant to the terms of their respective employment agreements. The Board of Directors has retained the ability to award a discretionary bonus.

        For 2007, the Governance and Compensation Committee set an EBITDA goal of $645 million for the Named Executive Officers. If this goal was reached, the Chief Executive Officer would have received a target bonus of 200% of his base salary, Lorenzo J. Fertitta would have received 150% of his base salary and the other Named Executive Officers would have received 100% of their base salary. The Board of Directors has determined that the Named Executive Officers will not receive their target bonuses for 2007 as described above, as the EBITDA goal set by the Governance and Compensation Committee was not reached and as a result, no payments were earned in 2007 under the Senior Executive Annual Bonus Plan.

Stock-Based Compensation

        Prior to the Merger, the Company provided stock-based incentives to its executives. We attempted to pay a considerable portion of such executives' total compensation in stock in order to give the executives a long-term stake in the business and to align executives' interests with those of the Company's former stockholders. These grants of stock options and restricted stock awards served to align the executive's interests with the former stockholders' interests as the size of the executive's reward was dependent upon the Company's stock performance. Grants made to the Company's executives were based on the grant values for similar positions among the Peer Companies, with the Company's grant values being at or near the high end of the range. Awards were generally granted with either 10% or 20% of the award vesting on each anniversary from the date of grant until fully vested.

        There were no restricted stock grants made in 2007. For retention purposes, 2006 long-term equity grants to Named Executive Officers were all in the form of restricted stock awards which were to vest at a rate of 10% per year over a ten-year period. The grant award structure was proposed by senior management and approved by the Governance and Compensation Committee. The size of the 2006 restricted stock awards to our Named Executive Officers was determined in accordance with the Company's compensation philosophy and objectives, as well as the practices of our Peer Companies. In 2007 until the Merger was completed on November 7, 2007, the Named Executive Officers received quarterly dividends on their unvested restricted stock awards on the same basis as all stockholders of the Company and as all other employees holding unvested restricted stock awards.

        Upon consummation of the Merger, each share of Station restricted stock vested and was cancelled and converted into the right to receive $90.00 in cash, without interest. Each Named Executive Officer received a cash payment in an amount equal to the numbers of shares of restricted stock held by such officer multiplied by $90.00 per share, less any applicable payroll withholding taxes. In addition, each stock option outstanding under Station's stock plans was cancelled and extinguished at the effective time of the Merger, and each Named Executive Officer holding such a stock option was entitled to receive an amount in cash equal to the product of (i) the number of shares of Station common stock subject to such stock option and (ii) the excess, if any, of $90.00 over the exercise price per share of such stock option, without interest and less any applicable payroll withholding taxes.

Equity-Based Compensation

        Following the Merger, long-term incentive compensation is now provided to senior management in the form of non-voting limited liability company membership interests in FCP and Fertitta Partners pursuant to the Second Amended and Restated Operating Agreement of FCP and the Amended and Restated Operating Agreement of Fertitta Partners, respectively (collectively "the Operating Agreements"). The Operating Agreements allow certain officers and members of management of the Company to participate in the long-term growth and financial success of the Company through indirect ownership of Class B Units and direct ownership of Class C Units in FCP and Fertitta Partners. The purpose is to promote the Company's long-term growth and profitability by aligning the interests of the Company's management with the interests of the owners of the Company and by encouraging retention. Upon the consummation of the Merger, each Named Executive Officer (with the exception of Mr. Christenson) or, in certain cases, a family trust that benefits only the Named Executive Officer and specified family members, was awarded indirect interests in Class B Units of each of FCP and Fertitta Partners. In addition, each Named Executive Officer (with the exception of Messrs. Frank J. Fertitta III, Lorenzo J. Fertitta and Mr. Christenson) or, in certain cases, a family trust that benefits only the Named Executive Officer and specified family members, was awarded Class C Units in each of FCP and Fertitta Partners. See "Grants of Plan-Based Awards in 2007" set forth herein for additional details regarding these grants.

        The Class B Units represent fifteen percent (15%) of the total outstanding Class A Units and Class B Units (pro forma for the issuance of the Class A Units and Class B Units) of FCP and Fertitta Partners, respectively. The Class C Units may be issued from time to time by each of FCP and Fertitta Partners to members of Station's management and may represent in the aggregate up to five percent (5%) of the outstanding Class A Units and Class B Units of FCP and Fertitta Partners, respectively. The indirect interests in the Class B Units held by Named Executive Officers (other than Frank J. Fertitta III and Lorenzo J. Fertitta) and the Class C Units shall vest ratably over the first five (5) anniversaries following the date of grant. The indirect interests in Class B Units issued to Frank J. Fertitta III and Lorenzo J. Fertitta vested immediately upon grant.

        The Class C Units include call and put rights, such that under certain circumstances, within ninety days after termination of the Class C Unit holder's employment with the Company, FCP and Fertitta Partners can call the Class C Units and the employee that holds the Class C Units can put the Class C Units back to FCP and Fertitta Partners.

        As holders of Class B Units and Class C Units in FCP and Fertitta Partners, the Named Executive Officers are entitled to certain distributions, which are made first pro rata to holders of the Class A Units until such holders have received distributions in an amount per unit equal to $90.00 (the "Initial Cost Basis"), second pro rata to the holders of Class B Units until such members have received distributions in an amount per Unit equal to the Initial Cost Basis, and thereafter to all respective holders of Class A Units, Class B Units and Class C Units in proportion to their respective percentage interests.

Long-Term Stay-On Performance Incentive Plan

        The Company has also entered into long-term stay-on performance incentive agreements with certain Named Executive Officers, which are intended to assist the Company in attracting, retaining and motivating these Named Executive Officers through the use of compensation that rewards long-term performance. The Company provides executive officers with long-term cash-based incentive awards in order to promote our long-term objectives and motivate eligible employees to achieve critical operating and financial objectives and to produce positive returns for the Company, as well as our retention objectives.

        Lorenzo J. Fertitta entered into a Long-Term Stay-On Performance Incentive Agreement dated March 15, 2002, whereby the Company will pay him $333,333 in cash on each of July 31, 2004, 2007 and 2010, provided that he will have been continuously employed with the Company through those respective dates. Mr. Friel entered into a Long-Term Stay-On Performance Incentive Agreement dated June 1, 2004, whereby the Company will pay him $125,000 in cash on each of June 1, 2006, 2008, 2010 and 2012, provided that he will have been continuously employed with the Company through those respective dates. Mr. Haskins entered into a Long-Term Stay-On Performance Incentive Agreement dated April 1, 2002, whereby the Company will pay him $125,000 in cash on each of April 1, 2003, 2005, 2007 and 2009, provided that he will have been continuously employed with the Company through those respective dates.

Perquisites and Other Personal Benefits

        We provide each of our Named Executive Officers with perquisites and other personal benefits such as access to the Company's airplane, club memberships, tax planning advice, retirement benefits and life and disability insurance. In addition, Frank J. Fertitta III and Lorenzo J. Fertitta were provided with personal security services. When determining which perquisites and other personal benefits to provide to our Named Executive Officers, we take into account the levels of salary and other compensation given to the Chief Executive Officer and other Named Executive Officers and the value of such benefits given to such officers in past years. We do not view perquisites as a significant element of our comprehensive compensation structure; however, we believe that they can serve, along with other forms of compensation, to attract and retain talented individuals.

        We offer a number of health and welfare and retirement programs to all eligible employees. All of our Named Executive Officers are eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. The Named Executive Officers that are employed by the Company also receive group health insurance coverage through the Company's Exec-U-Care Medical Plan, while under the Company's group life insurance program, they are eligible for supplemental life insurance in the following amounts: not less than $70.0 million aggregate coverage for Frank J. Fertitta III, $35.0 million for Lorenzo J. Fertitta, $4.0 million for Mr. Friel, $7.5 million for Mr. Nielson and $4.0 million for Mr. Haskins.

        In addition to the standard group long-term disability benefit, each Named Executive Officer that is employed by the Company is eligible to participate in the Special Long-Term Disability Plan, which is a Company-paid individual long-term disability insurance policy paying an additional monthly benefit equal to a combined monthly benefit amount of 66% of the average of base salary plus bonus for the two plan years immediately preceding (but not including) the plan year in which the participant's employment is terminated due to disability divided by twelve; provided, however, that the monthly benefit will be reduced by any benefit the participant receives from all other disability plans sponsored by the Company, if any. Benefits begin on the first day of the second month succeeding the month in which the participant's termination of employment due to disability occurs. The Board of Directors chooses those individuals that are eligible to participate in the plan from key executives nominated by the Chief Executive Officer. As of December 31, 2007, only Mr. Nielson was a participant in the plan. The Board of Directors may, in its sole discretion, terminate the participation of any participant prior to the disability of such participant.

        During 2007, Frank J. Fertitta III and Lorenzo J. Fertitta were eligible to participate in the Supplemental Executive Retirement Plan (the "SERP"), while the other Named Executive Officers were eligible to participate in the Supplemental Management Retirement Plan (the "SMRP"). Each Named Executive Officer was also eligible to participate in the Deferred Compensation Plan For Executives (the

"DCPE") and the Deferred Compensation Plan For Management (the "DCPM"). These plans are described in more detail under the Discussion of Pension Benefits Table.

Tax and Accounting Considerations

        The Company takes into consideration tax and accounting implications in the design of its compensation programs. In the selection of long-term incentives, we review the projected expense amounts and expense timing associated with alternative types of awards. We also calculate and monitor the Statement of Financial Accounting Standard ("SFAS") 123R, "Share-Based Payment" accounting expense related to equity-based compensation. To date, the SFAS 123R expense has not been a significant factor in setting or changing equity compensation grant practices except insofar as the general parity of treatment of restricted stock awards and stock options under SFAS 123R was a consideration in the Company's decision to grant restricted stock awards in lieu of stock options prior to the Merger.

        Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), prevents publicly traded companies from receiving a tax deduction on compensation paid to the Named Executive Officers in excess of $1 million in any taxable year, effective for compensation paid after 1993. We are not subject to the provisions of Section 162(m) as we are currently not a publicly traded company. We may, in the future, become subject to Section 162(m). While we are mindful of the provisions of Section 162(m), we have the discretion to grant non-deductible compensation to Named Executive Officers, depending upon the circumstances. We believe that in certain circumstances, achieving our compensation objectives set forth above might be more important than the benefit of tax deductibility under Section 162(m).

        Sections 280G and 4999 of the Code limit our ability to take a tax deduction for certain "excess parachute payments" (as defined in Sections 280G and 4999) and impose excise taxes on each executive that receives "excess parachute payments" in connection with his or her severance from our company in connection with a change of control. We consider the adverse tax liabilities imposed by Sections 280G and 4999, as well as other competitive factors, when we structure certain post-termination compensation payable to our Named Executive Officers. The potential adverse tax consequences to us and/or the Named Executive Officers, however, are not necessarily determinative factors in such decisions. Our agreements with our Named Executive Officers relating to their employment require us to make a gross-up payment to compensate them for any excise taxes that they incur as a result of these provisions.

Stock Ownership Guidelines

        Because our stock is owned by only FCP, Fertitta Partners and FCP VoteCo, we do not have a policy of stock ownership requirements for our Named Executive Officers or directors.

Employment Agreements

        The employment agreements for the Named Executive Officers contain provisions that we consider appropriate for executives at the respective level while providing the Company with the necessary protections. The employment agreements are described in more detail in the sections entitled "Summary Compensation Table—Discussion of Summary Compensation Table and Grants of Plan-Based Awards in 2007 Table" and "Potential Payments Upon Termination of Employment or Change of Control" below. In connection with the consummation of the Merger, we entered into new employment agreements with each of our Named Executive Officers (with the exception of Mr. Christenson).

COMPENSATION COMMITTEE REPORT

        Subsequent to the Merger, we no longer have a separate compensation committee. We, as the Board of Directors, have reviewed and discussed the forgoing Compensation Discussion and Analysis with management. Based on this review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2007.

                          Respectfully Submitted,
                          Frank J. Fertitta III
                          Lorenzo J. Fertitta
                          Thomas J. Barrack, Jr.
                          James E. Nave, D.V.M.
                          Jonathan H. Grunzweig

SUMMARY COMPENSATION TABLE

        The following table sets forth information regarding compensation for our Named Executive Officers for services rendered to the Company in all capacities during the years ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)(c)	Option Awards ($)(c)	Non-Equity Incentive Plan Compensation ($)(d)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(e)	All Other Compensation ($)(f)	Total ($)
Current Officers:
Frank J. Fertitta III Chairman of the Board and Chief Executive Officer	2007 2006	2,287,500 2,156,250	— —	180,430,957 4,931,019	— 519,050	— 2,250,000	1,598,080 1,199,223	1,187,025 936,571	185,503,562 11,992,113
Thomas M. Friel Executive Vice President, Chief Accounting Officer and Treasurer	2007	466,250	200,000	2,588,265	—	—	58,892	71,005	3,384,412
Lorenzo J. Fertitta Vice Chairman of the Board and President	2007 2006	1,768,500 1,667,500	— —	178,040,557 4,282,902	— 500,713	333,333 1,305,000	325,129 426,649	167,121 162,832	180,634,640 8,345,596
Scott M Nielson Executive Vice President and Chief Development Officer	2007 2006	960,000 920,000	— —	13,555,071 1,702,261	— 119,312	— 480,000	516,249 362,600	149,405 160,571	15,180,725 3,744,744
Richard J. Haskins Executive Vice President, General Counsel and Secretary	2007	660,000	—	11,864,357	13,706	125,000	138,682	3,569,499	16,371,244
Former Officers:
William W. Warner(g) Former Executive Vice President and Chief Operating Officer	2007 2006	1,200,000 1,150,000	— —	21,265,095 2,580,048	54,826 405,665	250,000 600,000	— 242,603	148,490 132,948	22,918,411 5,111,264
Glenn C. Christenson(h) Former Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer	2007 2006	255,000 977,500	— —	13,507,317 1,780,428	— 161,117	— 510,000	153,929 579,344	226,345 97,565	14,142,591 4,105,954

(a)
Amounts shown are the salary amounts earned without consideration as to the year of payment. See the Nonqualified Deferred Compensation table for amounts included in this column that were deferred under the Company's Deferred Compensation Plan.

(b)
Amount represents a discretionary bonus awarded upon completion of the Merger. See the Nonqualified Deferred Compensation table for amounts included in this column that were deferred under the Company's Deferred Compensation Plan.

(c)
The value reported for Stock Awards and Option Awards for each Named Executive Officer is the aggregate cost recognized in the Company's financial statements for such awards for the years ended December 31, 2007 and 2006, including awards granted in prior years. The expense for awards made during 2007 and 2006 are determined in accordance with SFAS 123R, disregarding adjustments for forfeiture assumptions, and the costs for awards made prior to 2006 are determined in accordance with the modified prospective transition method under SFAS 123R. The assumptions for making the valuation determinations are included in footnote 14 of our consolidated financial statements in our Annual Report on Form 10-K. As a result of the Merger, all outstanding stock options and unvested restricted stock awards under the 2005 Plan and Prior Plans became immediately vested and all related unrecognized compensation cost was recognized in 2007 in accordance with SFAS 123R. The values for 2007 also include the expense related to Class B Units and Class C Units in FCP and Fertitta Partners granted subsequent to the Merger. See "Compensation Discussion and Analysis—Elements of Compensation Program—Equity-Based Compensation" for additional information on Class B Units and Class C Units.

(d)
Non-Equity Incentive Plan Compensation amounts for 2007 are for payments under the respective Named Executive Officer's Long-Term Stay-On Performance Incentive Agreement. In 2007, there were no amounts earned under the Senior Executive Annual Bonus Plan. Non-Equity Incentive Plan Compensation amounts for 2006 were determined in January 2007 by the Governance and Compensation Committee based on achieving predetermined goals. Amounts shown are the bonus amounts earned under the Senior Executive Annual Bonus Plan without consideration as to the year of payment. See the Nonqualified Deferred Compensation table for amounts included in this column that were deferred under the Company's Deferred Compensation Plan.

(e)
Amounts reflect increases in actuarial values of benefits accrued under defined benefit plans, which are calculated by determining the difference between the aggregate value of benefits accrued under all defined benefit plans as of December 31, 2006 and December 31, 2007 for 2007 and December 31, 2005 and December 31, 2006 for 2006, the relevant measurement dates used for the related SERP and SMRP. The amounts set forth in this column relate only to the above mentioned benefit accruals as there are no above-market or preferential earnings on deferred compensation accounts.

(f)
All Other Compensation consists of the following for 2007:

	Current Officers					Former Officers
Benefits and Perquisites ($)	Frank J. Fertitta III	Thomas M. Friel	Lorenzo J. Fertitta	Scott M Nielson	Richard J. Haskins	William W. Warner	Glenn C. Christenson
Executive Security(i)	$638,871	$—	$93,897	$—	$—	$—	$—
Life Insurance	216,890	3,965	28,860	6,090	2,700	11,660	21,305
Supplemental Long-Term Disability	—	—	—	20,054	—	6,910	8,061
Exec-U-Care Medical Plan	24,924	15,321	33,556	13,413	4,973	8,139	6,279
Personal Use of Company Aircraft(ii)	306,340	—	10,808	23,508	—	—	—
Tax Services	—	1,250	—	13,825	1,750	18,300	12,800
Club Membership & Dues	—	8,228	—	—	8,976	8,881	3,200
Fitness Training	—	—	—	515	—	—	—
Consulting fees	—	—	—	—	—	—	144,667
Gifts	—	—	—	—	—	—	22,089
Tax Gross-Up(iii)	—	—	—	—	3,497,000	—	7,944
Deferred Compensation Plan(iv)	—	37,641	—	72,000	49,500	90,000	—
401(k) Plan(iv)	—	4,600	—	—	4,600	4,600	—

Total	$1,187,025	$71,005	$167,121	$149,405	$3,569,499	$148,490	$226,345

    (i)
    In 2007, the Company provided personal security services for Frank J. Fertitta III and Lorenzo J. Fertitta and their families. The decision to provide such personal security services was prompted by the results of an analysis provided by an independent professional consulting firm specializing in executive safety and security. Based on these results, the Governance and Compensation Committee approved personal security services to be paid by the Company for Frank J. Fertitta III and Lorenzo J. Fertitta and their families. Compensation reported for personal security services represents the aggregate incremental cost incurred by the Company for security personnel and security equipment-related costs.

    (ii)
    Amount represents the incremental cost to the Company for personal use of the Company aircraft, including landing/ramp fees, weather report fees and other miscellaneous variable costs. In addition, the incremental cost includes the average fuel cost per mile, which is calculated as the total annual fuel costs divided by the annual number of miles flown by the Company aircraft to derive at an average fuel cost per mile. The average fuel cost per mile is then multiplied by the miles flown for personal use to derive the incremental cost. Fixed costs that do not change based on usage, such as pilots' salaries and non-trip hanger related costs, are excluded from the calculation.

    (iii)
    Amount for Mr. Haskins represents a gross-up payment on excise tax related to the accelerated vesting on his restricted stock and stock options as a result of the Merger. Amount for Mr. Christenson represents a gross-up related to a retirement gift.

    (iv)
    Amounts related to Company matching contributions to the Named Executive Officers' accounts in the Company's Deferred Compensation Plan and qualified 401(k) Plan, respectively.

(g)
On January 31, 2008, the Company and Mr. Warner entered into a Separation Agreement and General Release with respect to the termination of Mr. Warner's employment with the Company effective December 13, 2007.

(h)
On March 29, 2007, the Company and Mr. Christenson entered into a Separation Agreement and General Release, pursuant to which Mr. Christenson's employment with the Company terminated effective March 30, 2007.

GRANTS OF PLAN-BASED AWARDS IN 2007

        The following table sets forth information regarding each grant of stock awards to each Named Executive Officer in the year ended December 31, 2007 as well as estimated future payouts related to the Senior Executive Annual Bonus Plan.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)
All Other Stock Awards: Number of Shares of Stock or Units (#)(b)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)		Grant Date Fair Value of Stock and Option Awards ($)
Current Officers:
Frank J. Fertitta III	11/7/2007 n/a	— 2,500,000	— 5,000,000	— 5,825,000	3,186,897B —	143,155,409 —
Thomas M. Friel	11/7/2007 11/7/2007 n/a	— — —	— — 500,000	— — 1,165,000	98,056B 122,324C —	4,404,675 3,491,131 —
Lorenzo J. Fertitta	11/7/2007 n/a	— 1,447,500	— 2,895,000	— 4,496,900	3,186,897B —	143,155,409 —
Scott M Nielson	11/7/2007 11/7/2007 n/a	— — —	— — 960,000	— — 2,236,800	196,119B 122,324C —	8,809,681 3,491,131 —
Richard J. Haskins	11/7/2007 11/7/2007 n/a	— — —	— — 660,000	— — 1,537,800	196,119B 122,324C —	8,809,681 3,491,131 —
Former Officers:
William W. Warner(c)	11/7/2007 11/7/2007 n/a	— — —	— — 1,200,000	— — 2,796,000	490,295B 122,324C —	22,024,051 3,496,131 —
Glenn C. Christenson	— n/a	— —	— 1,020,000	— 2,376,600	— —	— —

(a)
Represents potential threshold, target and maximum compensation for 2007 as described in "Compensation Discussion and Analysis—Elements of Compensation Program—Senior Executive Annual Bonus". There were no amounts actually earned for 2007 under the Senior Executive Annual Bonus Plan.

(b)
Represents Class B Units ("B") and Class C Units ("C") in FCP and Fertitta Partners. See "Compensation Discussion and Analysis—Elements of Compensation Program—Equity-Based Compensation" for details regarding the grants and conditions under which they vest.

(c)
As a result of Mr. Warner's resignation, all of the Class B Units and Class C Units of FCP and Fertitta Partners were forfeited effective December 31, 2007.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards in 2007 Table

Employment Agreements

        As described in the "Compensation Discussion and Analysis" section above, the annual base salary for each Named Executive Officer is set forth in his employment agreement with the Company, and is reviewed on an annual basis and is subject to adjustment (for increase but not for decrease) based on an evaluation of the executive's performance in conjunction with a review of compensation received by individuals holding similar positions at the Peer Companies. Actual base salary amounts, stock awards, option awards, cash bonus awards and other compensation for 2007 were determined by the Governance and Compensation Committee, subject to certain limitations. The base salaries, stock awards, option awards, cash bonus awards and other compensation that were awarded to each Named Executive Officer in 2006 and 2007 are detailed in the above tables. For a more detailed discussion of how actual base salaries, cash bonus awards, stock awards, option awards and other compensation amounts are determined, as well as the performance-based conditions, vesting schedule, and dividends pertaining to such compensation, see "Compensation Discussion and Analysis—Elements of Compensation." A description of the material terms of the Named Executive Officers' employment agreements is set forth below.

        The Company entered into employment agreements with Frank J. Fertitta III, Lorenzo J. Fertitta, Thomas M. Friel, Scott M Nielson and Richard J. Haskins dated as of November 7, 2007 in connection with the consummation of the Merger and entered into an employment agreement dated as of December 14, 2007 with Kevin L. Kelley (collectively, the "Employment Agreements"). Pursuant to the terms of the Employment Agreements, Frank J. Fertitta III has agreed to serve as the Chief Executive Officer of the Company and Chairman of the Board, Lorenzo J. Fertitta has agreed to serve as President of the Company and Vice Chairman of the Board, Mr. Friel has agreed to serve as the Executive Vice President, Chief Accounting Officer and Treasurer of the Company, Mr. Nielson has agreed to serve as Executive Vice President and Chief Development Officer of the Company, Mr. Haskins has agreed to serve as Executive Vice President, General Counsel and Secretary of the Company and Mr. Kelley has agreed to serve as Executive Vice President and Chief Operating Officer of the Company. All of the Employment Agreements terminate on November 6, 2012 other than Mr. Kelley's employment agreement, which terminates on January 6, 2013, but are subject to automatic 5-year extensions unless the Company or the Named Executive Officer who is party thereto gives notice at least six months prior to the end of the then-current term or unless the employment agreement is otherwise terminated pursuant to the terms of such agreement; provided, however, that in the case of Frank J. Fertitta III and Lorenzo J. Fertitta only, as long as such Named Executive Officers maintain, in the aggregate, agreed upon minimum levels of direct or indirect ownership of the outstanding Class A Units and Class B Units in FCP, the Company shall have no right to notify either Named Executive Officer that the term of his employment agreement may not be extended. The employment agreements of Frank J. Fertitta III and Lorenzo J. Fertitta provide that each such Named Executive Officer shall devote reasonable time and attention to the business and affairs of the Company. The employment agreements of the remaining Named Executive Officers provide that each such Named Executive Officer shall devote his full time and attention to the business and affairs of the Company. The Employment Agreements do not prohibit the Named Executive Officers from engaging in charitable and community affairs or managing personal investments during the term of their employment.

        Each employment agreement provides for a base salary (to be reviewed annually for increase but not decrease), an annual cash bonus to be based on the Named Executive Officer's performance and to be determined by the Company's Board of Directors, participation in the Company's Deferred Compensation Plan, and the inclusion of the Named Executive Officer in all benefit plans and programs of the Company made available to the Company's executive officers or salaried employees generally. Each of Frank J. Fertitta III and Lorenzo J. Fertitta shall also have the right to receive a minimum annual cash bonus of (i) in the case of Lorenzo J. Fertitta, no less than 50% of 150% of his then-current base salary, and (ii) in the case of Frank J. Fertitta III, no less than 50% of 200% of his then current base salary, and a supplemental performance bonus to be paid if the Company and its subsidiaries exceed, by 10% or more, certain target financial performance benchmarks established by the Board of Directors of the Company. Frank J. Fertitta III's annual base salary for the first year of his employment with the Company is $2,500,000. Lorenzo J. Fertitta's annual base salary for the first year of his employment with the Company is $1,930,000. The annual base salary for the first year of each other Named Executive Officer's employment with the Company as provided by their respective employment agreements is as follows: Mr. Nielson shall receive $960,000, Mr. Friel shall receive $500,000, Mr. Haskins shall receive $660,000 and Mr. Kelley shall receive $1,000,000. Effective January 1, 2008, the Named Executive Officers voluntarily reduced their annual base salary by 10%. As a result, the current base salaries for the Named Executive Officers are as follows: $2,250,000 for Frank J. Fertitta III, $1,737,000 for Lorenzo J. Fertitta, $594,000 for Mr. Haskins, $450,000 for Mr. Friel and $864,000 for Mr. Nielson. The employment agreements of Frank J. Fertitta III and Lorenzo J. Fertitta also provide that each such Named Executive Officer shall not be entitled to receive any equity-based compensation without the approval of a majority of the Company's Board of Directors, including the members of the Board designated by affiliates of Colony.

        Each Named Executive Officer also is entitled to certain other benefits and perquisites in addition to those made available to the Company's management generally. These other benefits include participation in the SERP or the SMRP, as applicable, participation in the Company's Special Long-Term Disability Plan, group health insurance coverage through such executive group health insurance plan as the Company may select, and supplemental life insurance in the amount of not less than $70.0 million aggregate coverage for Frank J. Fertitta III, $35.0 million aggregate coverage for Lorenzo J. Fertitta, $7.5 million aggregate coverage for Mr. Nielson and $4.0 million aggregate coverage for each of Mr. Haskins, Mr. Friel and Mr. Kelley. Perquisites include, but are not limited to, payment or reimbursement for the cost of an annual physical examination, four weeks of vacation per year, and payment or reimbursement of initiation and annual membership fees for a country club, lunch club or fitness club.

        For a discussion of the benefits to be paid to the Named Executive Officers upon termination of their Employment Agreements, please see the section entitled "Potential Payments Upon Termination of Employment or Change of Control", below.

Separation Agreement and Release with Mr. Christenson

        On March 29, 2007, the Company and Mr. Christenson entered into a Separation Agreement and General Release (the "Christenson Separation Agreement"), pursuant to which Mr. Christenson's employment with the Company terminated effective March 30, 2007. Under the terms of the Christenson Separation Agreement, the Company provided Mr. Christenson with one month of base pay in the amount of $85,000, accrued vacation pay in the amount of $98,077 and, subject to certain terms and conditions contained therein, continued group medical and dental insurance coverages for Mr. Christenson and his dependents until he reaches age 62.

        The Christenson Separation Agreement also provided that all vested Company stock options held by Mr. Christenson as of the termination of his employment were to remain fully exercisable until the earlier of the closing date (the "Merger Closing Date") of the Merger and the expiration of Mr. Christenson's term of engagement under the Consulting Agreement entered into between Mr. Christenson and the Company which is described below. In addition, all Company restricted stock held by Mr. Christenson was to continue to vest in accordance with the terms of the applicable awards until the earlier of the Merger Closing Date and the expiration of Mr. Christenson's term of engagement under the Consulting Agreement.

        In addition to the benefits described above, the Christenson Separation Agreement provides for a release by Mr. Christenson of any claims against the Company and its affiliates and subsidiaries, and each of their agents, employees, managers, representatives, officers, directors, advisors, successors and assigns, relating to his employment with the Company or the termination of his employment with the Company.

        In connection with the Christenson Separation Agreement, on March 29, 2007, the Company and Mr. Christenson entered into a Consulting Agreement, pursuant to which Mr. Christenson agreed to provide consulting services to the Company until the earlier of the Merger Closing Date and March 31, 2009, unless the Consulting Agreement was otherwise terminated pursuant to the terms thereof. The Consulting Agreement provided that the Company pay Mr. Christenson a monthly consulting fee of $20,000 during his term of engagement thereunder.

Separation Agreement and Release with Mr. Warner

        On January 31, 2008, the Company and Mr. Warner entered into a Separation Agreement and General Release (the "Warner Separation Agreement"), with respect to the termination of Mr. Warner's employment with the Company effective December 13, 2007. Under the terms of the Warner Separation Agreement, the Company provided Mr. Warner with one month of base pay in the amount of $100,000. In addition, the Warner Separation Agreement provides for a release by Mr. Warner of any claims against the Company and its affiliates and subsidiaries, and each of their agents, employees, managers, representatives, officers, directors, advisors, successors and assigns, relating to his employment with the Company or the termination of his employment with the Company.

2005 Stock Compensation Plan

        In May 2005, the stockholders approved and the Company adopted the 2005 Stock Compensation Plan (the "2005 Plan") which provided for grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards (collectively, the "Awards"). Individuals eligible to receive Awards under the 2005 Plan included employees, directors and independent contractors of the Company and its subsidiaries and other entities controlled by the Company. However, incentive stock options were available to grant only to an employee of the Company or a subsidiary of the Company. Upon adoption of the 2005 Plan, no additional grants of awards were to be made under the following plans of the Company (the "Prior Plans"): (i) the Incentive Stock Option Plan, (ii) the Compensatory Stock Option Plan, (iii) the Restricted Share Plan, (iv) the Non-employee Director Stock Option Plan, (v) the 1999 Compensatory Stock Option Plan and (vi) the 1999 Share Plan.

        In 2006, the Named Executive Officers received restricted stock awards pursuant to the 2005 Plan described above. There were no restricted stock grants made in 2007. In connection with the Merger, each share of Station restricted stock vested and was cancelled and converted into the right to receive $90.00 in cash, without interest and less any applicable payroll withholding taxes, while each stock option outstanding under Station's stock plans was cancelled and extinguished, and the holder of any such stock option was entitled to receive an amount in cash equal to the product of (i) the number of shares of Station common stock subject to such stock option and (ii) the excess, if any, of $90.00 over the exercise price per share of such stock option, without interest and less any applicable payroll withholding taxes. The 2005 Plan and the Prior Plans were discontinued in connection with the Merger.

        The material terms of the 2005 Plan related to recipients, grant timing, number of options, option price and duration were determined by the Governance and Compensation Committee, subject to certain limitations. Grants to Named Executive Officers during 2006 were all in the form of restricted stock awards which were to vest at a rate of 10% per year over a ten-year period. In 2006 and 2007 until the consummation of the Merger on November 7, 2007, the Named Executive Officers received quarterly dividends on their unvested restricted stock awards on the same basis as all stockholders of the Company and as all other employees holding unvested restricted stock awards.

  Equity-Based Compensation

        Following the Merger, long-term incentive compensation is now provided in the form of non-voting limited liability company membership interests in FCP and Fertitta Partners pursuant to the Second

Amended and Restated Operating Agreement of FCP and the Amended and Restated Operating Agreement of Fertitta Partners, respectively (collectively "the Operating Agreements"). The Operating Agreements allow certain officers and members of management of the Company to participate in the long-term growth and financial success of the Company through indirect ownership of Class B Units and direct ownership of Class C Units in FCP and Fertitta Partners. The purpose is to promote the Company's long-term growth and profitability by aligning the interests of the Company's management with the interests of the owners of the Company and by encouraging retention. Upon the consummation of the Merger, certain Named Executive Officers were awarded indirect interests in Class B Units of each of FCP and Fertitta Partners. In November 2007, certain Named Executive Officers were awarded Class C Units of each of FCP and Fertitta Partners.

        For a more detailed discussion of these equity awards, see "Compensation Discussion and Analysis—Elements of Compensation—Equity-Based Compensation."

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

        The following table sets forth information concerning all unvested equity-based awards for the Named Executive Officers as of December 31, 2007.

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(a)	Market Value of Shares or Units of Stock That Have Not Vested ($)(b)
Current Officers:
Frank J. Fertitta III	—	—
Thomas M. Friel	98,056B 122,324C	n/a n/a
Lorenzo J. Fertitta	—	—
Scott M Nielson	196,119B 122,324C	n/a n/a
Richard J. Haskins	196,119B 122,324C	n/a n/a
Former Officers:
William W. Warner	—	—
Glenn C. Christenson	—	—

(a)
Represents Class B Units ("B") and Class C Units ("C") in FCP and Fertitta Partners. See "Equity-Based Compensation" above for details regarding the grants and conditions under which they vest.

(b)
The market value of the Class B Units and Class C Units is not readily determinable as they represent equity interests in private limited liability companies. None of the Named Executive Officers has received any payments in connection with such units and neither we or our subsidiaries are obligated, nor do we expect, to pay any amounts in respect of such units.

OPTION EXERCISES AND STOCK VESTED DURING 2007

        The following table sets forth information concerning the value realized from the exercise of options, the vesting of restricted stock and the vest of the Class B Units in FCP and Fertitta Partners for the Named Executive Officers for the year ended December 31, 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(a)	Value Realized on Exercise ($)(b)	Number of Shares Acquired on Vesting (#)(c)	Value Realized on Vesting ($)(d)
Current Officers:
Frank J. Fertitta III	663,900	51,937,115	3,975,762	70,507,843
Thomas M. Friel	30,900	2,317,288	38,000	3,398,040
Lorenzo J. Fertitta	661,400	51,841,100	3,854,553	59,653,119
Scott M Nielson	217,207	17,295,506	259,599	23,204,394
Richard J. Haskins	24,000	1,847,600	184,256	16,468,066
Former Officers:
William W. Warner	130,000	10,050,000	421,794	37,537,572
Glenn C. Christenson	110,000	8,792,000	278,115	24,859,598

(a)
Represents stock options that upon consummation of the Merger were cancelled and extinguished and for which the holder thereof was entitled to receive an amount in cash equal to the product of (i) the number of shares of

  Station common stock subject to each such stock option and (ii) the excess, if any, of $90.00 over the exercise price per share of each such stock option, without interest and less any applicable payroll withholding taxes.

(b)
Represents the excess, if any, of $90.00 over the exercise price per share of each stock option multiplied by the number of stock options outstanding on November 7, 2007.

(c)
Represents restricted stock awards that vested during 2007, as well as shares of restricted stock which vested and were cancelled and converted into the right to receive $90.00 in cash, without interest and less any applicable payroll withholding taxes upon consummation of the Merger. In addition, the amounts for Frank J. Fertitta III and Lorenzo J. Fertitta include 3,186,896 for the immediate vest of Class B Units in FCP and Fertitta Partners.

(d)
The value realized is the closing market price of our common stock on the date of vesting multiplied by the number of shares vested. The market value of the Class B Units that vested for Frank J. Fertitta III and Lorenzo J. Fertitta is not readily determinable as they represent equity interests in private limited liability companies. None of the Named Executive Officers has received any payments in connection with such units and neither we or our subsidiaries are obligated, nor do we expect, to pay any amounts in respect to such units.

PENSION BENEFITS AT DECEMBER 31, 2007

        The following table provides information as of December 31, 2007 with respect to the Supplemental Executive Retirement Plan (the "SERP") and the Supplemental Management Retirement Plan (the "SMRP") for each of the Named Executive Officers.

Name	Plan Name (a)	Number of Years Credited Service (#)(b)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Current Officers:
Frank J. Fertitta III	SERP	13	7,540,391	—
Thomas M. Friel	SMRP	1	58,892	—
Lorenzo J. Fertitta	SERP	7	1,875,685	—
Scott M Nielson	SMRP	13	2,089,854	—
Richard J. Haskins	SMRP	3	287,019	—
Former Officers:
William W. Warner	SMRP	—	—	—
Glenn C. Christenson	SMRP	12	4,295,299	222,651

(a)
The Company adopted the SERP, effective November 30, 1994 and amended on January 21, 2005, November 7, 2007 and April 17, 2008 with the Chief Executive Officer and the President as the sole participants. The remaining Named Executive Officers are participants in the SMRP which was also effective November 30, 1994 and amended on November 7, 2007 and April 17, 2008.

(b)
Number of years of credited service is calculated from the later of the adoption of the SERP and SMRP or the date the Named Executive Officer became a participant in the SERP or SMRP, as applicable, and does not reflect the Named Executive Officers' actual years of service with the Company.

Discussion of Pension Benefits Table

Defined Benefit Plans

        The Company maintains two defined benefit plans for its Named Executive Officers: the SERP, in which Frank J. Fertitta III and Lorenzo J. Fertitta were participants during 2007, and the SMRP, in which the other Named Executive Officers were participants during 2007.

  Supplemental Executive Retirement Plan

        Effective as of November 30, 1994, the Company adopted the SERP, which is a defined benefit plan. On January 21, 2005, the Company amended the SERP to (i) increase the Early Retirement Date (as defined in the SERP) for participants from age 45 to age 50, (ii) increase the Normal Retirement Date (as defined in the SERP) for participants from age 55 to age 60, (iii) add the President of the Company as a participant, and (iv) include the average annual bonus (in addition to base salary) earned by participants for the three most recent fiscal years in determining Final Annual Compensation (as defined in the SERP). On November 7, 2007, the Company also amended the SERP for the purpose of updating the "Change of Control" definition under the plan and confirming that the Merger would not constitute a "Change of Control" for purposes of the plan. On April 17, 2008, the Company further amended the SERP for the purpose of increasing the Early Retirement Date (as defined in the SERP) for participants from age 50 to age 60 and increasing the Normal Retirement Date (as defined in the SERP) for participants from age 60 to age 65.

        Table I below sets forth the total benefits payable to the Chief Executive Officer and the President as the sole participants in the SERP (each, a "SERP Participant"). Amounts shown in Table I represent the annual benefits to which each SERP Participant is entitled under the SERP.

TABLE I*

Remuneration ($)	At Least 60 Years Old and 10 or More Years of Service
1,750,000	875,000
2,000,000	1,000,000
2,250,000	1,125,000
2,500,000	1,250,000
2,750,000	1,375,000
3,000,000	1,500,000

*
Assumes normal retirement, which means retirement at age 60 at December 31, 2007. As noted above, the amendment to the SERP in April 2008 increased the normal retirement age to 65.

        Subject to the limitations set forth below, the SERP provides a monthly supplemental retirement benefit (the "SERP SRB"), in addition to any other qualified or non-qualified retirement plan of the Company, equal to one-twelfth of the product of (a) 50% and (b) the average monthly regular base salary paid to the SERP Participant for the 36 months immediately preceding (but not including) the month in which the SERP Participant's retirement or other termination of employment occurred, multiplied by twelve), as determined under the SERP, as amended; provided, however, that the average annual bonus shall be limited to a maximum amount equal to 100% of the product of (i) the average monthly regular base salary paid to the SERP Participant for the 36 months immediately preceding (but not including) the month in which the SERP Participant's retirement or other termination of employment occurred), multiplied by (ii) twelve. Amounts shown in Table I represent the annual benefits to which each SERP Participant is entitled under the SERP, as amended, which amounts are then reduced by monthly benefits payable under all qualified and non-qualified defined benefit retirement plans of the Company. The amounts listed in Table I are not currently subject to any deductions for social security because the Company currently has no other defined benefit plans. Each SERP Participant will become vested in accrued SERP SRBs upon the later of (a) the attainment of age 65 and (b) the completion of ten years of service after the effective date of the plan, or, if a Change of Control (as defined in the SERP) occurs, the SERP Participants will become fully vested in the SERP SRB.

        The SERP SRB is payable upon the later of the date on which the SERP Participant attains age 65 or the SERP Participant's termination of employment. Alternatively, the SERP Participant may elect to commence receiving the SERP SRB upon the later of the date on which the SERP Participant attains age 65 or the SERP Participant's termination of employment. In the event of such an early retirement election, the SERP SRB shall be reduced by 6% of such otherwise payable benefit for each year that the SERP Participant is less than age 65.

        The SERP SRB payments will be made for no less than 15 years after the date on which the SERP Participant begins to receive payments; provided, however, that in the event of a Change in Control (as defined in the employment agreement of the SERP Participant), the SERP Participant will be entitled to receive, in lieu of any other payments under the SERP, a lump-sum payment of the economic equivalent of the SERP Participant receiving payments under the SERP for a period of 15 years (with such amount determined as if the SERP Participant were immediately eligible for retirement under the SERP without penalty for early retirement). If the SERP Participant dies after he becomes vested and prior to the date on which the SERP Participant begins to receive SERP SRB payments, the Company will pay a survivors benefit to the SERP Participant's spouse equal to the amount that would have been payable to such spouse if the SERP Participant had commenced receiving the SERP SRB at age 65 in the form of a joint and 50% survivor annuity. The Company has no duty to set aside or invest any amounts under or in respect to the SERP.

  Supplemental Management Retirement Plan

        Effective November 30, 1994, the Company adopted the SMRP, which is a defined benefit plan. On November 7, 2007, the Company amended the SMRP for the purpose of updating the "Change of Control" definition under the plan and confirming that the Merger would not constitute a "Change of Control" for purposes of the plan, while on April 17, 2008, the Company further amended the SMRP for the purpose of increasing the Early Retirement Date (as defined in the SMRP) for participants from age 55 to age 60 and increasing the Normal Retirement Date (as defined in the SMRP) for participants from age 60 to age 65. Table II below sets forth the total benefits payable to the Named Executive Officers (other than the Chief Executive Officer and the President) selected by the Board of Directors to participate in the SMRP. Amounts shown in Table II represent the annual benefits to which the covered Named Executive Officers are entitled under the SMRP.

TABLE II*

Remuneration ($)	At Least 60 Years Old and 10 or More Years of Service
500,000	200,000
600,000	240,000
700,000	280,000
800,000	320,000
900,000	360,000
1,000,000	400,000

*
Assumes normal retirement, which means retirement at age 60 at December 31, 2007. As noted above, the amendment to the SMRP in April 2008 increased the normal retirement age to 65.

        The SMRP provides a monthly supplemental retirement benefit (the "SMRP SRB"), in addition to any other qualified or non-qualified retirement plan of the Company, equal to one-twelfth of the product of (a) 40% and (b) the Named Executive Officer's final annual compensation, as determined under the SMRP, which amounts are then reduced by monthly benefits payable under all qualified and non-qualified defined benefit retirement plans of the Company. The amounts shown in Table II are not currently subject to any deductions for social security or other offset amounts because the Company currently has no other defined benefit plans. The Named Executive Officers will become vested in the accrued SMRP SRBs upon the later of (a) the attainment of age 65 and (b) the completion of ten years of service after the effective date of the plan, or, if a Change of Control (as defined in the SMRP) occurs, the Named Executive Officer will become fully vested in the SMRP SRB.

        The SMRP SRB is payable upon the later of the date on which the Named Executive Officer attains age 65 or the Named Executive Officer's termination of employment. Alternatively, the Named Executive Officer may elect to commence receiving the SMRP SRB upon the later of the date on which the Named Executive Officer attains age 65 or the Named Executive Officer's termination of employment. In the event of an early retirement election, the SMRP SRB shall be reduced by 6% of such otherwise payable benefit for each year that the Named Executive Officer is younger than age 65.

        The SMRP SRB payments will be made for no less than 15 years after the date on which the Named Executive Officer begins to receive payments. If the Named Executive Officer dies after becoming vested and prior to the date on which the Named Executive Officer begins to receive SMRP SRB payments, the Company will pay a survivor's benefit to the Named Executive Officer's spouse equal to the amount that would have been payable to such spouse if the Named Executive Officer had commenced receiving the SMRP SRB at age 65 in the form of a joint and 50% survivor annuity. The Company has no duty whatsoever to set aside or invest any amounts under or in respect to the SMRP.

Assumptions Made in Calculating the Present Value of Accumulated Pension Benefits

        In order to calculate the present value of accumulated benefits as of December 31, 2007, the following assumptions were made:

  Assumed Retirement Age

        The assumed retirement age is the normal retirement age defined in the applicable plan (age 60 as of December 31, 2007), and the earliest unreduced retirement age, if applicable. Since unreduced benefits are not available prior to age 60 and all Named Executive Officers are under age 60, age 60 was used for all Named Executive Officers.

  Discount Rates

        The discount rate used in calculating year-end 2007 and 2006 present values is 5.75%.

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

NONQUALIFIED DEFERRED COMPENSATION IN 2007

Name	Plan(a)	Executive Contributions in Last FY ($)(b)	Company Contributions in Last FY ($)(c)	Aggregate Earnings in Last FY ($)(d)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Current Officers:
Thomas M. Friel	DCPM	191,782	37,641	31,748	—	959,805
Scott M Nielson	DCPM	72,000	72,000	23,361	—	490,809
Scott M Nielson	DCPE	—	—	776,820	—	10,293,961
Richard J. Haskins	DCPM	66,000	49,500	51,916	—	797,252
Former Officers:
William W. Warner	DCPM	240,000	90,000	21,070	—	1,095,048
Glenn C. Christenson	DCPE	—	—	1,073,881	15,145,694	—

(a)
The Company offers both the DCPE and DCPM. See further discussion on details of the plans below.

(b)
Amounts include salary deferred of $46,157 for Mr. Friel, $48,000 for Mr. Nielsen, $33,000 for Mr. Haskins and $180,000 for Mr. Warner as well as bonuses deferred of $145,625 for Mr. Friel, $24,000 for Mr. Nielson, $33,000 for Mr. Haskins and $60,000 for Mr. Warner. Amounts are included in the respective columns as it relates to salary and bonus for the respective Named Executive Officer in the Summary Compensation Table.

(c)
Amounts included in Summary Compensation Table as Other Compensation for the respective Named Executive Officer.

(d)
Amount represents change in market value for investments. None of these amounts included in this column are included in the Summary Compensation Table.

Discussion of Nonqualified Deferred Compensation Table

        In addition to the defined benefit plans that it maintains for its executives, the Company also maintains two deferred compensation plans in which the Named Executive Officers were eligible to participate in 2007: the Deferred Compensation Plan For Executives (the "DCPE"), in which Mr. Nielson has a balance and the Deferred Compensation Plan For Management (the "DCPM"), to which Messrs. Friel, Nielson and Haskins are contributing and in which Mr. Warner has a balance as of December 31, 2007.

        The DCPE, in effect as of November 30, 1994, as amended and restated as of September 12, 2001, as amended as of December 4, 2002 and as further amended as of November 11, 2007, is a deferred compensation plan for executive officers whose base salaries are a rate in excess of the amount specified in Section 401(a) (17) of the Internal Revenue Code of 1986, as amended (the "Code"), and who are selected for participation by the Board of Directors. These executive officers may defer up to 50% of their regular base salary and 100% of any special and/or discretionary bonuses and receive a Company match of up to 5% of any base salary and bonus deferred under the DCPE. If the executive officer is terminated without cause or if a Change of Control (as defined in the DCPE) occurs prior to completion of five years of continuous service, any accrued balance existing under the matching and supplemental accounts becomes fully vested as of the date of such event. Hardship distributions are permitted under the plan in the event of an unforeseeable emergency, and will be limited to the amount shown to be necessary to meet the emergency. An executive officer may specify a date, no earlier than 13 months after the date of such election, on which the vested accrued balances of his accounts under the DCPE will be paid. Absent such election, the vested accrued balances will be paid following the termination of his employment with the Company.

        As of January 2005, deferrals were no longer being made into the DCPE as the Named Executive Officers elected to participate in the DCPM instead. As of December 31, 2007, Mr. Nielson was the only Named Executive Officer with a balance in the DCPE. The participant's account balance is invested in various money market funds, stocks (excluding Company common stock), bonds, government securities and mutual funds.

        The DCPM, in effect as of November 30, 1994, as amended and restated as of January 1, 2001, as amended as of August 13, 2007, and as further amended as of November 11, 2007, is a deferred compensation plan for a select group of management and highly compensated employees who are selected for participation by the Board of Directors. Participants may defer up to 90% of their regular base salary and 100% of any special and/or discretionary bonuses and receive a Company match of up to 5% of any base salary and bonus deferred under the DCPM. If the Named Executive Officer is terminated, any accrued balance existing under the matching and supplemental accounts shall be paid to the Named Executive Officer as soon as practicable after such termination. Hardship distributions are permitted under the plan in the event of an unforeseeable emergency, and will be limited to the amount shown to be necessary to meet the emergency. Messrs. Friel, Nielson and Haskins are currently participating in the plan.

        All contributions to the DCPM are invested in multiples of 1% as designated by the participant. A participant may direct his or her contributions into a select group of investment options.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE OF CONTROL

        The following tables set forth the estimated current value of benefits that could be paid to each of our Named Executive Officers upon the occurrence of various termination events. The tables reflect the amounts that would be payable under the various arrangements if the event in question occurred as of December 31, 2007. Actual amounts payable upon a triggering event could differ materially from the amounts reported in the following table.

Frank J. Fertitta III

Executive Benefits and Payments Upon Termination	Retirement ($)(a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($)(b)	Change in Control— Termination by Executive without Good Reason ($)(b)(c)
Salary(d)	—	5,000,000	5,000,000	22,000,000	—	22,000,000	17,600,000
Bonus	—	—	—	—	3,000,000	—	—
Benefits and Perquisites
Post-employment Health Care(e)	—	—	25,000	25,000	—	25,000	25,000
Supplemental Executive Retirement Plan(f)	—	—	—	—	2,052,572	2,052,572	—
Life Insurance(g)	—	70,000,000	—	—	220,000	220,000	—

(a)
Frank J. Fertitta III was not eligible to receive any retirement benefits as of December 31, 2007.

(b)
Benefits are payable if at any time subsequent to a Change in Control, Frank J. Fertitta III's employment is terminated by the Company without Cause or by Frank J. Fertitta III for Good Reason (as each term is defined in his employment agreement).

(c)
If the termination by Frank J. Fertitta III without Good Reason (as defined in his employment agreement) occurred any time after the first twelve months following a Change in Control, he would be entitled to a lump-sum payment of $22.0 million.

(d)
In the event of death or disability, Frank J. Fertitta III or beneficiary would receive his current monthly salary for a period of 24 months. Amounts for death or disability represent Frank J. Fertitta III's monthly salary for the entire 24-month period.

(e)
Frank J. Fertitta III is entitled to continuation of benefits for a period of 60 months or a value-equivalent lump-sum payment. Amount is estimated based on 2007 costs related to the Exec-U-Care program and represents the annual costs.

(f)
Amount represents the annual payment to be paid to Frank J. Fertitta III. The SERP supplemental retirement benefit payments will be made for no less than 15 years after the date on which Frank J. Fertitta III begins to receive payments; provided, however, that in the event of a Change in Control (as defined in his employment agreement), Frank J. Fertitta III will be entitled to receive a lump-sum payment of the economic equivalent of Frank J. Fertitta III receiving payments under the SERP for a period of 15 years.

(g)
In the event of death, a payment of $70.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2007 premiums paid by the Company and represent the annual costs.

Thomas M. Friel

Executive Benefits and Payments Upon Termination	Retirement ($)(a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($)(b)	Change in Control— Termination by Executive without Good Reason ($)(c)
Salary(d)	—	—	—	2,400,000	—	2,400,000	2,400,000
Bonus	—	—	—	—	—	—	—
Class B Units and Class C Units:
Vesting Accelerated(e)	—	—	—	—	—	—	—
Benefits and Perquisites
Post-employment Health Care(f)	—	—	—	15,000	—	15,000	15,000
Supplemental Management Retirement Plan(g)	—	—	—	—	—	158,795	158,795
Long-Term Stay-On Performance Incentive Plan	—	—	—	—	—	375,000	—
Life Insurance(h)	—	4,000,000	—	—	—	5,000	5,000

(a)
Mr. Friel was not eligible to receive any retirement benefits as of December 31, 2007.

(b)
Benefits are payable if within five years following a Change in Control, Mr. Friel's employment is terminated by the Company without Cause or by Mr. Friel for Good Reason (as each term is defined in his employment agreement).

(c)
Benefits are payable if Mr. Friel terminates his employment without Good Reason within 90 days following the first anniversary of a Change in Control.

(d)
In the event of termination after a Change in Control, Mr. Friel would receive a lump sum payment equal to the greater of (i) three times 160% of his base salary at the time of the Change in Control or (ii) three times 160% of his base salary at the time of termination of his employment.

(e)
Upon the occurrence of a Change in Control, all unvested Class B Units and Class C Units shall immediately vest. The market value of the Class B Units and Class C Units is not readily determinable as they represent equity interests in private limited liability companies.

(f)
Mr. Friel is entitled to continuation of medical insurance for a period of 36 months or a value-equivalent lump-sum payment. Amount is estimated based on 2007 costs related to the Exec-U-Care program and represents the annual costs.

(g)
Amount represents reduced annual benefit payable as a 50% survivor annuity with 15 years of guaranteed payments. Mr. Friel will be eligible for unreduced benefits from the SMRP at age 60. In the case of a Change in Control the amount represents the annual benefit payable as a 50% survivor annuity with 15 years of guaranteed payments beginning at age 60.

(h)
In the event of death, a payment of $4.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2007 premiums paid by the Company and represent the annual costs.

Lorenzo J. Fertitta

Executive Benefits and Payments Upon Termination	Retirement ($)(a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination by Company without Cause ($)(b)	Change in Control— Termination by Executive without Good Reason ($)(b)(c)
Salary(d)	—	3,860,000	3,860,000	11,001,000	—	14,668,000	11,734,400
Bonus	—	—	—	—	1,737,000	—	—
Benefits and Perquisites
Post-employment Health Care(e)	—	—	35,000	35,000	—	35,000	35,000
Supplemental Executive Retirement Plan(f)	—	—	—	—	1,392,638	1,392,638	—
Life Insurance(g)	—	35,000,000	—	—	29,000	29,000	—

(a)
Lorenzo J. Fertitta was not eligible to receive any retirement benefits as of December 31, 2007.

(b)
Benefits are payable if at any time subsequent to a Change in Control, Lorenzo J. Fertitta's employment is terminated by the Company without Cause or by Lorenzo J. Fertitta for Good Reason (as each term is defined in his employment agreement).

(c)
If the termination by Lorenzo J. Fertitta without Good Reason occurred any time after the first twelve months following a Change in Control, Lorenzo J. Fertitta would be entitled to a lump-sum payment of $14.7 million.

(d)
In the event of death or disability, Lorenzo J. Fertitta or beneficiary would receive his current monthly salary for a period of 24 months. Amounts for death or disability represent salary for the entire 24-month period. Disability benefits will be reduced by any benefits Lorenzo J. Fertitta receives from all other disability plans sponsored by the Company, if any.

(e)
Lorenzo J. Fertitta is entitled to continuation of benefits for a period of 60 months or a value-equivalent lump-sum payment. Amount is estimated based on 2007 costs related to the Exec-U-Care program and represents the annual costs.

(f)
Amount represents the annual payment to be paid to Lorenzo J. Fertitta. The SERP supplemental retirement benefit payments will be made for no less than 15 years after the date on which Lorenzo J. Fertitta begins to receive payments; provided, however, that in the event of a Change in Control (as defined in his employment agreement), Lorenzo J. Fertitta will be entitled to receive a lump-sum payment of the economic equivalent of Lorenzo J. Fertitta receiving payments under the SERP for a period of 15 years.

(g)
In the event of death, a payment of $35.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2007 premiums paid by the Company and represent the annual costs.

Scott M Nielson

Executive Benefits and Payments Upon Termination	Retirement ($)(a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($)(b)	Change in Control— Termination by Executive without Good Reason ($)(c)
Salary(d)	—	—	—	4,608,000	—	4,608,000	4,608,000
Bonus	—	—	—	—	—	—	—
Class B Units and Class C Units:
Vesting Accelerated(e)	—	—	—	—	—	—	—
Benefits and Perquisites
Post-employment Health Care(f)	—	—	—	15,000	—	15,000	15,000
Supplemental Management Retirement Plan(g)	—	—	—	—	—	358,531	358,531
Special Long-Term Disability Plan(h)	—	—	778,800	—	—	—	—
Life Insurance(i)	—	7,500,000	—	—	—	10,000	10,000

(a)
Mr. Nielson was not eligible to receive any retirement benefits as of December 31, 2007.

(b)
Benefits are payable if within five years following a Change in Control, Mr. Nielson's employment is terminated by the Company without Cause or by Mr. Nielson for Good Reason (as each term is defined in his employment agreement).

(c)
Benefits are payable if Mr. Nielson terminates his employment without Good Reason within 90 days following the first anniversary of a Change in Control.

(d)
In the event of termination after a Change in Control, Mr. Nielson would receive a lump sum payment equal to the greater of (i) three times 160% of his base salary at the time of the Change in Control or (ii) three times 160% of his base salary at the time of termination of his employment.

(e)
Upon the occurrence of a Change in Control, all unvested Class B Units and Class C Units shall immediately vest. The market value of the Class B Units and Class C Units is not readily determinable as they represent equity interests in private limited liability companies.

(f)
Mr. Nielson is entitled to continuation of benefits for a period of 36 months or a value-equivalent lump-sum payment. Amount represents annual costs based on 2007 costs related to the Exec-U-Care program and represents the annual costs.

(g)
Amount represents annual benefit payable as a 50% joint and survivor annuity with 15 years of guaranteed payments beginning at age 60.

(h)
Amount represents 66% of the average base salary and bonus for the two plan years immediately preceding (but not including) the year in which Mr. Nielson's employment is terminated due to disability. Benefit will be reduced by any benefit Mr. Nielson receives from all other disability plans sponsored by the Company, if any.

(i)
In the event of death, a payment of $7.5 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2007 premiums paid by the Company and represent the annual costs.

Richard J. Haskins

Executive Benefits and Payments Upon Termination	Retirement ($)(a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($)(b)	Change in Control— Termination by Executive without Good Reason ($)(c)
Salary(d)	—	—	—	3,168,000	—	3,168,000	3,168,000
Bonus	—	—	—	—	—	—	—
Class B Units and Class C Units:
Vesting Accelerated(e)	—	—	—	—	—	—	—
Benefits and Perquisites
Post-employment Health Care(f)	—	—	—	5,000	—	5,000	5,000
Supplemental Management Retirement Plan(g)	—	—	—	—	—	245,621	245,621
Long-Term Stay-On Performance Incentive Plan	—	—	—	—	—	125,000	—
Life Insurance(h)	—	4,000,000	—	—	—	5,000	5,000

(a)
Mr. Haskins was not eligible to receive any retirement benefits as of December 31, 2007.

(b)
Benefits are payable if within five years following a Change in Control, Mr. Haskins' employment is terminated by the Company without Cause or by Mr. Haskins for Good Reason (as each term is defined in his employment agreement).

(c)
Benefits are payable if Mr. Haskins terminates his employment without Good Reason within 90 days following the first anniversary of a Change in Control.

(d)
In the event of termination after a Change in Control, Mr. Haskins would receive a lump sum payment equal to the greater of (i) three times 160% of his base salary at the time of the Change in Control or (ii) three times 160% of his base salary at the time of termination of his employment.

(e)
Upon the occurrence of a Change in Control, all unvested Class B Units and Class C Units shall immediately vest. The market value of the Class B Units and Class C Units is not readily determinable as they represent equity interests in private limited liability companies.

(f)
Mr. Haskins is entitled to continuation of benefits for a period of 36 months or a value-equivalent lump-sum payment. Amount represents annual costs based on 2007 costs related to the Exec-U-Care program and represents the annual costs.

(g)
Amount represents annual benefit payable as a 50% joint and survivor annuity with 15 years of guaranteed payments beginning at age 60.

(h)
In the event of death, a payment of $4.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2007 premiums paid by the Company and represent the annual costs.

Change in Control Events Under The Employment Agreements

        As described in "Compensation Discussion and Analysis—Employment Agreements", each of the Company's Named Executive Officers is party to an employment agreement that requires us to make payments and provide benefits to such Named Executive Officer upon the termination of his employment with us under various scenarios. The Employment Agreements do not provide for any additional payments or benefits under a voluntary termination of employment by the Named Executive Officer or involuntary termination by the Company for Cause (as defined in the Employment Agreements). Under those scenarios, the Named Executive Officers are only entitled to their accrued and unpaid obligations, such as salary and unused vacation.

        A description of the payments and benefits that we are required to provide to the Named Executive Officers under their Employment Agreements upon various termination events is set forth below.

        "Change in Control" is defined under the Employment Agreements as any event in which:

  •
  prior to the occurrence of an initial public offering of the capital stock of the Company or any entity that owns or controls substantially all of the assets of the Company, the consummation of any transaction (including, without limitation, any merger or consolidation) as a result of which any person, corporation, entity or group, other than certain existing members of FCP or a permitted transferee or affiliate thereof, becomes the beneficial owner of more than 50% of the total issued and outstanding Class A Units and Class B Units of FCP;

  •
  after the occurrence of an initial public offering of the capital stock of the Company or any entity that owns or controls substantially all of the assets of the Company, the consummation of any transaction (including, without limitation, any merger or consolidation) as a result of which any person, corporation, entity or group, other than certain existing members of FCP or a permitted transferee or affiliate thereof, becomes the beneficial owner of more than 35% of the total issued and outstanding shares of voting stock of the Company or the affiliate thereof which is the issuer of the equity interests offered and sold in any such initial public offering; or

  •
  the sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation) in one or a series of related transactions, of more than 50% (as measured by fair market value at the time of transfer) of the assets of the Company to any person (other than the Company or a Company subsidiary), other than any member of FCP as of November 7, 2007 (or a permitted transferee or affiliate thereof) or as part of any financing transaction engaged in by the Company or a Company subsidiary.

        No Change of Control shall be deemed to have occurred as a result of any reorganization of or similar transaction engaged in by the Company or any subsidiary of the Company (including an initial public offering). "Beneficial ownership" shall have the same meaning as defined in Rules 13d-3 and 13d-5 under the Exchange Act.

        "Cause" is defined under the employment agreements of the Named Executive Officers (other than Frank J. Fertitta III and Lorenzo J. Fertitta) as any event in which the Named Executive Officer:

  •
  has been convicted of any felony;

  •
  has been found unsuitable to hold a gaming license by a final non-appealable decision of the Nevada Gaming Commission; or

  •
  in carrying out his duties under the employment agreement, has engaged in acts or omissions constituting gross negligence or willful misconduct resulting, in either case, in material economic harm to the Company.

        "Cause" is defined under the employment agreements of Frank J. Fertitta III or Lorenzo J. Fertitta as any event in which the Named Executive Officer has been found unsuitable to hold a gaming license by final, non-appealable decision of the Nevada Gaming Commission.

        "Good Reason" is defined under the employment agreements of the Named Executive Officers (other than Frank J. Fertitta III and Lorenzo J. Fertitta) as the occurrence of one or more of the following events without the Named Executive Officer's prior written consent following a Change in Control:

  •
  the Named Executive Officer is assigned duties or responsibilities that are inconsistent, in any significant respect, with the position of a senior manager;

  •
  the Named Executive Officer is required to relocate from, or maintain his principal office outside of, Las Vegas, Nevada;

  •
  the Named Executive Officer's base salary is decreased by the Company;

  •
  the Named Executive Officer is excluded from participation in any employee benefit or short-term incentive plan or program offered to other similarly executives of the Company or his benefits under such plans or programs are materially reduced;

  •
  the Company fails to pay the Named Executive Officer any deferred payments that have become payable under the DCPE;

  •
  the Company fails to reimburse the Named Executive Officer for business expenses in accordance with the Company's policies, procedures or practices;

  •
  the Company fails to agree to or to actually indemnify the Named Executive Officer for his actions and/or inactions, as either a director or an officer of the Company, in accordance with his employment agreement, and/or the Company fails to maintain reasonably sufficient levels of directors' and officers' liability insurance coverage for the Named Executive Officer when such insurance is available; or

  •
  the Company fails to obtain a written agreement from any successor or assign of the Company to assume the obligations under the employment agreement upon a Change in Control.

        "Good Reason" is defined under the employment agreements of Frank J. Fertitta III or Lorenzo J. Fertitta as the occurrence of one or more of the following events without the Named Executive Officer's prior written consent:

  •
  the Named Executive Officer is not appointed to or is otherwise removed from his office for any reason other than the termination of his employment;

  •
  the Named Executive Officer is assigned duties or responsibilities that are inconsistent with the scope of duties and responsibilities associated with the Named Executive Officer's position;

  •
  the Company gives the Named Executive Officer notice that it does not intend to extend his term of employment for an additional five year period, unless Frank J. Fertitta III and Lorenzo J. Fertitta collectively do not hold at least 2.5% of the outstanding Class A Units of FCP;

  •
  the Named Executive Officer is not appointed to or is removed from membership on the Company's Board of Directors other than for Cause;

  •
  the Named Executive Officer is required to relocate from, or maintain his principal office outside of, Las Vegas, Nevada;

  •
  the Named Executive Officer suffers a material reduction in the authorities, duties or responsibilities associated with his position;

  •
  the Named Executive Officer's base salary is decreased by the Company or is not increased in accordance with his employment agreement;

  •
  the Named Executive Officer is excluded from participation in any employee benefit or incentive plan or program (other than equity-based compensation) offered to other executives of the Company or his benefits or opportunities under any employee benefit or incentive plan or program of the Company is or are materially reduced;

  •
  the Named Executive Officer is not permitted to participate in the DCPE or any other incentive compensation plans or programs offered by the Company to senior executives;

  •
  the Company fails to pay the Named Executive Officer any deferred payments that have become payable under the DCPE or any other bonus or incentive plans;

  •
  the Company fails to reimburse the Named Executive Officer for business expenses in accordance with the Company's policies, procedures or practices;

  •
  the Company fails to agree to or to actually indemnify the Named Executive Officer for his actions and/or inactions, as either a director or officer of the Company, to the fullest extent permitted by Nevada law and the Company's by-laws, and/or the Company fails to maintain reasonably sufficient levels of directors' and officers' liability insurance coverage for the Named Executive Officer when such insurance is available;

  •
  the Company fails to make any of the payments or to provide any of the benefits required to be paid upon the occurrence of a Change of Control; or

  •
  the Company fails to obtain a written agreement satisfactory to the Named Executive Officer from any successor or assign of the Company to assume and perform the employment agreement.

Termination As A Result Of Death Or Disability

        In the event that a Named Executive Officer is terminated as a result of his death or Disability, he or his legal representative will receive all salary due to the Named Executive Officer under his employment agreement as of the date of his death or Disability, and, in the case of Frank J. Fertitta III and Lorenzo J. Fertitta, his then current salary for 24 months. In addition, each Named Executive Officer will receive any awarded but unpaid annual and supplemental bonus and a pro-rated bonus for the year of death or Disability, plus payment of any deferred compensation or bonuses, and in the case of Frank J. Fertitta III and Lorenzo J. Fertitta, immediate vesting of restricted stock and unvested stock options and continuation of health and welfare benefits for 60 months (or, at such Named Executive Officer's option, a lump-sum payment of the economic equivalent thereof).

Termination Without Cause Prior To A Change In Control

        In the event a Named Executive Officer (other than Frank J. Fertitta III and Lorenzo J. Fertitta) is terminated without Cause, other than due to death or Disability, prior to a Change in Control, the Named Executive Officer will receive a payment equal to three times 160% of such Named Executive Officer's base salary, a portion of which is conditioned upon the Named Executive Officer's entrance into a general release of any claims against the Company and its affiliates and subsidiaries, and each of their agents, employees, managers, representatives, officers, directors, advisors, successors and assigns, relating to his employment with the Company or the termination of his employment with the Company. In the event of Frank J. Fertitta III's termination without Cause or for Good Reason prior to a Change in Control, he will receive a payment equal to four times 220% of his base salary. If Lorenzo J. Fertitta is terminated without Cause or for Good Reason prior to a Change in Control, he will receive a payment equal to three times 190% of his base salary. If any Named Executive Officer (other than Frank J. Fertitta III or Lorenzo J. Fertitta) is terminated without Cause, other than due to death or Disability, prior a Change in Control, he will also receive any bonus awarded but not yet paid, immediate vesting of any deferred compensation or bonuses, 180 days to exercise all vested options, and continuation of medical insurance for 36 months. If the employment of Frank J. Fertitta III or Lorenzo J. Fertitta is terminated without Cause or for Good Reason prior to a Change in Control, he will also receive any bonus awarded but not yet paid, a pro-rated bonus for the year of termination, any deferred compensation or bonus, continuation of health and welfare benefits for 60 months (or, at such Named Executive Officer's option, a lump-sum payment of the economic equivalent thereof) and immediate vesting of all restricted stock and unvested stock options and the ability to exercise the vested options for the remaining term of such stock options.

Change In Control—No Termination

        Immediately upon the occurrence of a Change in Control, the Named Executive Officers will be entitled to immediate vesting of all restricted stock, stock options, phantom stock units and stock appreciation rights, immediate vesting of any deferred compensation or bonus, and each of Frank J. Fertitta III and Lorenzo J. Fertitta will also be entitled to (i) annual bonuses of at least 120% of base salary in the case of Frank J. Fertitta III and 90% of base salary in the case of Lorenzo J. Fertitta, (ii) a lump-sum payment equal to the economic equivalent of such Named Executive Officer receiving payments under the SERP for a period of fifteen years (with such amount determined as if the Named Executive Officer were immediately eligible for early retirement under the SERP as of the termination date without penalty for early retirement), and (iii) continued funding of life insurance policies.

Change In Control—Termination By The Company Without Cause Or By The Named Executive Officer With or Without Good Reason

        Additionally, if the employment of any Named Executive Officer (other than Frank J. Fertitta III or Lorenzo J. Fertitta) is terminated following a Change in Control by the Named Executive Officer without Good Reason within 90 days following the first anniversary of a Change in Control, the Named Executive Officer will be entitled to a payment equal to the greater of three times 160% of his base salary at the time of the Change in Control or at the time of termination, a pro-rata bonus, immediate vesting of his supplemental retirement benefits under the SMRP, continued funding of life insurance policies, and continuation of medical insurance for 36 months (or, at such Named Executive Officer's option, a lump-sum payment of the economic equivalent thereof). If the employment of any Named Executive Officer (other than Frank J. Fertitta III or Lorenzo J. Fertitta) is terminated within five years following a Change in Control, either by the Company without Cause or by the Named Executive Officer for Good Reason, the Named Executive Officer will be entitled to the benefits described in the preceding sentence and immediate vesting and pay-out of all amounts set forth in his Long-Term Stay-On Agreement, if applicable. In the event that Frank J. Fertitta III or Lorenzo J. Fertitta's employment is terminated following a Change in Control, either by the Company without Cause, by such Named Executive Officer with Good Reason, or by such Named Executive Officer without Good Reason after one year of such Change of Control, such Named Executive Officer will be entitled to receive, in the case of Frank J. Fertitta III, a payment equal to four times 220% of his base salary, and in the case of Lorenzo J. Fertitta, a payment equal to four times 190% of his base salary, a pro-rata bonus and continuation of medical insurance for 60 months. In the event that Frank J. Fertitta III or Lorenzo J. Fertitta's employment is terminated by such Named Executive Officer without Good Reason within one year following a Change in Control, such Named Executive Officer will be entitled to receive, in the case of Frank J. Fertitta III, a payment equal to 80% of four times 220% of his base salary and in the case of Lorenzo J. Fertitta, a payment equal to 80% of four times 190% of his base salary.

Additional Amounts Payable In Respect of Code Section 4999 Excise Tax

        If any payment or benefit paid or payable, or received or to be received, by or on behalf of the Named Executive Officer in connection with a Change in Control or the termination of the Named Executive

Officer's employment following a Change in Control, will be subject to the excise tax imposed by Section 4999 of the Code, the Employment Agreements provide that the Company will pay the Named Executive Officer an additional amount such that, after payment by the Named Executive Officer of all taxes, the Named Executive Officer retains an amount of such additional payment equal to the excise tax imposed on such payments and benefits paid or payable or received or to be received.

DIRECTOR COMPENSATION FOR 2007

        In connection with the Merger, each of Lee S. Isgur, Lowell H. Lebermann, Jr., Robert E. Lewis, and Dr. James E. Nave, D.V.M. voluntarily resigned from the Board of Directors of the Company as of the effective date of the Merger. The following table discloses the compensation for our directors prior to November 7, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(a)	Total ($)
Lowell Lebermann, Jr.	90,837	936,117	1,026,954
James E. Nave, D.V.M.	106,837	936,117	1,042,954
Lee S. Isgur	87,837	1,243,892	1,331,729
Robert E. Lewis	87,837	1,055,108	1,142,945

(a)
The values reported in the Stock Awards column for each director is the aggregate cost recognized in the Company's financial statements for such awards for the year ended December 31, 2007, which includes awards granted in prior years. The assumptions for making the valuation determinations are included in footnote 14 of our consolidated financial statements in our Annual Report on Form 10-K. As a result of the Merger, all stock options under the 2005 Plan and Prior Plans became vested and all related unrecognized compensation cost was recognized in 2007 in accordance with SFAS 123R. No restricted stock awards were granted to directors in 2007.

Discussion of Director Compensation Table

        Prior to the Merger, directors who were not directly or indirectly affiliated with the Company received a monthly fee of $4,167 and fees of $1,500 for each Board meeting attended, and $1,500 for each committee meeting attended. The committee chairman received an additional $1,000 for each committee meeting attended. Such directors were granted 7,500 shares of restricted stock upon their nomination to the Board of Directors and were granted an additional 5,000 shares of restricted stock annually. All of the restricted stock grants made to such directors were to vest equally over five years. During 2007 and 2006, the annual grant of 5,000 shares of restricted stock did not occur due to the pending Merger. All directors are reimbursed for expenses connected with attendance at meetings of the Board of Directors. Prior to the Merger, all directors were eligible to participate in the 2005 Stock Compensation Program. See "Discussion of Summary Compensation Table and Grants of Plan-Based Awards in 2007 Table—2005 Stock Compensation Plan."

        In response to the Merger proposal received by the Company on December 2, 2006, the Board of Directors established a special committee of independent directors (the "Special Committee") to review the proposal. The Special Committee was also authorized to review any alternative proposals that may have been received by Station or the Special Committee. The Board of Directors appointed Dr. Nave and Messrs. Isgur, Lebermann and Lewis to serve on the Special Committee. Each Special Committee member received a one-time fee of $60,000 and Dr. Nave, the committee chairman, received $90,000. Additionally, each Special Committee member received $1,500 for each meeting attended and the committee chair received $2,500 for each meeting attended.

        Following the Merger, the Board of Directors set Dr. Nave's annual compensation for his services to the Company as a member of the Board of Directors (including all committees thereof) as $75,000 per year. No other directors will receive compensation for their services to the Company as members of the Board of Directors.

GOVERNANCE AND COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION

        During the period from January 1, 2007 through November 7, 2007, the members of the Governance and Compensation Committee were Mr. Lebermann, Chairman, and Messrs. Nave, Isgur and Lewis. Each person was an independent director (as independence is defined in Sections 303A.02 of the NYSE listing standards) of the Company. Since we currently do not have a standing compensation committee, the functions that were performed by the Governance and Compensation Committee prior to the Merger are now performed by the Board of Directors as a whole. The members of our Board of Directors are Frank J. Fertitta III, Lorenzo J. Fertitta, Thomas J. Barrack, Jr., Dr. James E. Nave, D.V.M. and Jonathan H. Grunzweig. Frank J. Fertitta III and Lorenzo J. Fertitta are current officers and employees of the Company and officers of certain of our subsidiaries. During 2007, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of our Governance and Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS OF THE COMPANY

        The following table sets forth, as of January 31, 2008, certain information regarding the shares of voting common stock beneficially owned by each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of common stock (solely based on information reported on Forms 13D filed with the SEC), by each director and Named Executive Officer and by all Named Executive Officers and directors as a group.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Currently Owned(4)	Acquirable Within 60 days	Percent of Class
FCP VoteCo, LLC(1)	41.7	—	100.0
Frank J. Fertitta III(2)	13.9	—	33.3
Lorenzo J. Fertitta(2)	13.9	—	33.3
Thomas J. Barrack, Jr.(3)	13.9	—	33.3
Named Executive Officers and Directors as a Group (3 persons)	41.7	—	100.0

(1)
All of the voting common stock of Station Casinos, Inc. is owned by FCP VoteCo, LLC ("FCP VoteCo"). Frank J. Fertitta III, Lorenzo J. Fertitta and Thomas J. Barrack, Jr. are the managers of FCP VoteCo and each holds a 33.3% interest in FCP VoteCo. The address of FCP VoteCo is 1999 Avenue of the Stars, Suite 1200, Los Angeles, California 90067.

(2)
The address of each of Mr. Frank J. Fertitta III and Mr. Lorenzo J. Fertitta is 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

(3)
The address of Mr. Thomas J. Barrack, Jr. is 1999 Avenue of the Stars, Suite 1200, Los Angeles, California 90067.

(4)
All of the shares of voting common stock of the Company were pledged to Deutsche Bank Trust Company Americas, as collateral agent under the Company's senior secured credit facilities (the "Collateral Agent"), as collateral security for all obligations under the senior secured credit facilities. The Collateral Agent may acquire ownership of such shares if the Company defaults under the senior secured credit facilities.

PRINCIPAL STOCKHOLDERS OF FERTITTA PARTNERS LLC

        The following table sets forth, as of December 31, 2007, certain information regarding the membership interests beneficially owned by each person who is known by the Company to beneficially own in excess of 5% of the outstanding units of Fertitta Partners LLC, by each director and Named Executive Officer and by all Named Executive Officers and directors as a group.

Name and Address of Beneficial Owner(1)	Class A Units(2)	% of Class A Units	Class B Units	% of Class B Units	Class C Units	% of Class C Units
Frank J. Fertitta III	3,979,884	39.7%	766,767	46.4%	—	—
Lorenzo J. Fertitta	4,038,153	40.3%	766,767	46.4%	—	—
Blake L. Sartini & Delise F. Sartini(3)	1,653,984	16.5%	—	—	—	—
Scott M Nielson	222,223	2.2%	47,186	2.9%	29,431	8.8%
Richard J. Haskins	33,334	*	47,186	2.9%	29,431	8.8%
Thomas M. Friel	5,556	*	23,592	1.4%	29,431	8.8%
William W. Warner	55,556	*	—	—	—	—
Named Executive Officers and Directors as a Group (6 persons)	8,334,706	83.1%	1,651,498	100.0%	88,293	26.3%

*
Less than 1%

(1)
The address of each of the stockholders in this table other than Blake L. Sartini and Delise F. Sartini is: c/o Station Casinos, Inc., 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

(2)
In connection with the Merger, Class A Units in Fertitta Partners LLC were issued to the investors, including members of senior management who directly or indirectly reinvested all or a portion of their Station Casinos, Inc. equity and/or cash, in respect of their capital contributions to Fertitta Partners LLC. As of March 31, 2008, Fertitta Partners LLC had 10,027,049 Class A Units issued and outstanding.

(3)
Neither Blake L. Sartini nor Delise F. Sartini is currently a director or officer of Station Casinos, Inc. Delise F. Sartini is a former director of Station, is the sister of Frank J. Fertitta III and Lorenzo J. Fertitta and is married to Blake L. Sartini. In addition to being the brother-in-law of Frank J. Fertitta III and Lorenzo J. Fertitta, Blake L. Sartini is a former director and a former executive officer of Station and is married to Delise F. Sartini. The address for Blake L. Sartini and Delise F. Sartini is 6595 South Jones Blvd., Las Vegas, Nevada 89118.

PRINCIPAL STOCKHOLDERS OF FERTITTA COLONY PARTNERS LLC

        The following table sets forth, as of December 31, 2007, certain information regarding the membership interests beneficially owned by each member who is known by the Company to beneficially own in excess of 5% of the outstanding units of Fertitta Colony Partners LLC, by each director and Named Executive Officer and by all Named Executive Officers and directors as a group.

Name and Address of Beneficial Owner(1)	Class A Units	% of Class A Units	Class B Units(2)	% of Class B Units	Class C Units(3)	% of Class C Units
FC Investor, LLC(4)	31,647,789	100.0%	—	—	—	—
FCP Class B Holdco, LLC(5)	—	—	5,584,904	100.0%	—	—
Frank J. Fertitta III	—	—	2,420,129	43.3%	—	—
Lorenzo J. Fertitta	—	—	2,420,129	43.3%	—	—
Scott M Nielson	—	—	148,933	2.7%	92,893	8.8%
Richard J. Haskins	—	—	148,933	2.7%	92,893	8.8%
Thomas M. Friel	—	—	74,464	1.3%	92,893	8.8%
Named Executive Officers and Directors as a Group (5 persons)	—	—	5,212,588	93.3%	278,679	26.3%

(1)
The address of each of the stockholders in this table other than FC Investor, LLC is: c/o Station Casinos, Inc., 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

(2)
The Class B Units vest equally over five years with the exception of Frank J. Fertitta III and Lorenzo J. Fertitta which vested upon grant.

(3)
The Class C Units vest equally over five years.

(4)
Thomas J. Barrack, Jr., a director of Station Casinos, Inc., is the Chairman and Chief Executive Officer of FC Investor, LLC. The address for FC Investor, LLC is: 1999 Avenue of the Stars, Suite 1200, Los Angeles, California 90067.

(5)
The members of FCP Class B Holdco, LLC include Frank J. Fertitta III, Lorenzo J. Fertitta, Scott M Nielson, Richard J. Haskins and Thomas M. Friel.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions in Station's Common Stock Related to the Merger

        On November 7, 2007, each of our directors and executive officers received cash payments in respect of the equity compensation awards held by them, which were subject to the following treatment upon the consummation of the Merger:

  •
  all stock options granted under any of our employee or director equity plans, whether vested or unvested, vested and were cancelled and converted into the right to receive a cash payment equal to the number of shares of Station common stock underlying such options multiplied by the amount by which $90.00 exceeds the option exercise price, without interest; and

  •
  each share of unvested restricted stock vested and was cancelled and converted into the right to receive $90.00 in cash.

        The table below sets forth, as of November 7, 2007, for each of our directors and executive officers as of that date:

  •
  the number of vested stock options held by such persons (no unvested stock options were held by such persons);

  •
  the cash payment that was made in respect of such stock options upon consummation of the Merger;

  •
  the number of shares of unvested restricted stock held by such persons;

  •
  the aggregate cash payment that was made in respect of shares of unvested restricted stock upon consummation of the Merger;

  •
  the number of owned shares of common stock held by such persons that were cancelled and converted into the right to receive cash payments upon consummation of the Merger; and

  •
  the total cash payment that was made in respect of such shares upon consummation of the Merger.

        On November 7, 2007, the Company made aggregate payroll payments to such holders in respect of (A) amounts necessary to pay the holders of vested stock options and (B) Merger consideration in respect of shares of unvested restricted stock. The Company also authorized Wells Fargo Bank, N.A., as disbursing agent, to pay the consideration to which such executive officers and directors, as well as all other holders of

Station's common stock, were entitled under the Merger Agreement in respect of their owned shares of common stock.

	Options
		Weighted Average Exercise Price of Vested Options		Restricted Stock		Owned Shares
	Vested Options		Resulting Consideration(1)	Unvested Shares	Resulting Consideration	Shares(2)	Resulting Consideration	Total Consideration
Directors:
Frank J. Fertitta III(3)	663,900	$11.77	$51,937,115	696,370	$62,673,300	378,266	$34,043,940	$148,654,355
Lorenzo J. Fertitta(4)	661,400	11.62	51,841,100	586,271	52,764,390	449,694	40,472,460	145,077,950
Robert E. Lewis	—	—	—	10,000	900,000	7,500	675,000	1,575,000
Lowell H. Lebermann, Jr.	22,500	13.48	1,721,700	9,000	810,000	3,000	270,000	2,801,700
James E. Nave, D.V.M.	30,000	13.61	2,291,700	9,000	810,000	6,000	540,000	3,641,700
Lee S. Isgur	—	—	—	12,000	1,080,000	12,500	1,125,000	2,205,000
Executive Officers:
Scott M Nielson	217,207	$10.37	$17,295,506	230,814	$20,773,260	34,014	$3,061,260	$41,130,026
Richard J. Haskins	24,000	13.02	1,847,600	163,504	14,715,360	8	720	16,563,680
Thomas M. Friel	30,900	15.01	2,317,288	34,000	3,060,000	5,366	482,940	5,860,228
William W. Warner(5)	130,000	12.69	10,050,000	330,444	29,739,960	—	—	39,789,960
Glenn C. Christenson(6)	110,000	10.07	8,792,000	246,614	22,195,260	232,243	20,901,870	51,889,130

(1)
The amounts set forth in this "Resulting Consideration" column are calculated based on the actual exercise prices underlying the related options, as opposed to the weighted average exercise price per share of vested options.

(2)
The numbers set forth in this "Owned Shares" column do not include shares owned by Frank J. Fertitta III, Lorenzo J. Fertitta, Scott M Nielson, Richard J. Haskins, Thomas M. Friel and William W. Warner which were contributed to Fertitta Partners in exchange for Class A Units of Fertitta Partners.

(3)
Frank J. Fertitta III is Chairman and Chief Executive Officer of the Company.

(4)
Lorenzo J. Fertitta is Vice Chairman and President of the Company.

(5)
On January 31, 2008, Station and Mr. Warner entered into a Separation Agreement and General Release with respect to the termination of Mr. Warner's employment with Station effective December 13, 2007.

(6)
On March 29, 2007, Station and Mr. Christenson entered into a Separation Agreement and General Release, pursuant to which Mr. Christenson's employment with Station terminated effective March 30, 2007.

Boulder Station Lease

        The Company entered into a ground lease for 27 acres of land on which Boulder Station is located. The Company leases this land from KB Enterprises, a company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the "Related Lessor"), the parents of Frank J. Fertitta III, Chairman of the Board and Chief Executive Officer of the Company and Lorenzo J. Fertitta, Vice Chairman of the Board and President of the Company. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $183,333 through June 2008. In July 2008, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In July 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals with the next option in June 2008, to purchase the land at fair market value. In connection with the CMBS Loans, the Boulder Station ground lease is subleased back to Boulder Station by the Company. The CMBS Loans are secured by, among other things, a perfected first priority leasehold deed of trust on the leasehold estate of the tenant (previously Boulder Station but now FCP PropCo, LLC) under the Boulder Ground Lease. The Company believes that the terms of the ground lease are as fair to the Company as could be obtained from an independent third party.

Texas Station Lease

        The Company entered into a ground lease for 47 acres of land on which Texas Station is located. The Company leases this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through June 2010. In July 2010, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. In July 2015, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals with the next option in May 2010, to purchase the land at fair market value. Our obligations under the Credit Agreement are secured by, among other things, a leasehold deed of trust on the leasehold estate of Texas Station under this ground lease. The Company believes that the terms of the ground lease are as fair to the Company as could be obtained from an independent third party.

Zuffa, LLC

        We have purchased tickets to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship ("UFC") and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the years ended December 31, 2007 and 2006, ticket purchases totaled $287,850 and $198,191, respectively. In July 2006, the Company entered into an agreement with Zuffa for Red Rock Casino Resort Spa to serve as the host hotel and venue for a UFC event held on August 17, 2006. The Company expended approximately $89,000 in goods and services in connection with the event. However, the Company believes that the value received from hosting the event exceeded the costs expended by the Company in connection with such event.

PROCEDURES FOR REVIEW, APPROVAL OR RATIFICATION
OF TRANSACTIONS WITH RELATED PERSONS

        Our Board of Directors has approved the related party transaction policy and procedures which give our Audit Committee the power to approve or disapprove potential related party transactions of our directors and executive officers, and their immediate family members. The Audit Committee is charged with reviewing all relevant facts and circumstances of a related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party and the extent of the person's interest in the transaction.

DIRECTOR INDEPENDENCE

        Our Board of Directors is composed of Frank J. Fertitta III, Lorenzo J. Fertitta, Thomas J. Barrack, Jr., Dr. James E. Nave, D.V.M. and Jonathan H. Grunzweig. Our Board of Directors currently has one standing committee, the Audit Committee.

        Though not formally considered by our Board because our common stock is no longer traded on any national securities exchange, based upon the listing standards of the NYSE, the national securities exchange upon which our common stock was traded prior to the Merger, we do not believe that any of our directors other than Dr. Nave would be considered "independent" because of their relationships with the entities which hold significant interests in FCP, Fertitta Partners and FCP VoteCo, which collectively hold all of our outstanding common stock, and other relationships with us. Accordingly, we do not believe that any of Messrs. Frank J. Fertitta III, Lorenzo J. Fertitta, Barrack or Grunzweig would meet the independence requirements of Rule 10A-1 of the Exchange Act or the NYSE listing standards. We do not have standing nominating, corporate governance or compensation committees, or committees that serve similar purposes.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDITOR FEES AND SERVICES

        In addition to performing the audit of the Company's consolidated financial statements for the years ended December 31, 2007 and 2006, Ernst & Young LLP also performed quarterly reviews of the Company's consolidated financial statements and various other services during 2007 and 2006 (including services incurred under Section 404 of the Sarbanes-Oxley Act of 2002). The aggregate fees billed or accrued for 2007 and 2006 for each of the following categories of services are set forth below:

	2007	2006
Audit Fees	$916,129	$1,080,371
Audit-Related Fees	702,455	38,613
Tax Fees	40,672	69,388
All Other Fees	—	—

        Ernst & Young LLP did not provide any services related to financial information systems design and implementation during 2007 or 2006. The fees paid for tax services were primarily related to reviews of the Company's tax returns, IRS examinations and technical services. Audit-related fees include fees paid for audits of employee benefit plans and consultation in relation to the Merger.

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

        The Audit Committee approved all services provided by Ernst & Young LLP.

CERTIFICATIONS

        In May 2007, the Company submitted an NYSE "Section 12(a) CEO Certification" to the NYSE. The Chief Executive Officer and the Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 were filed as exhibits to this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2007.

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

        Exhibit 31.1        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 31.2        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.1        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.2        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS, INC.
Dated: April 25, 2008	By:	/s/ FRANK J. FERTITTA III Frank J. Fertitta III Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III Frank J. Fertitta III	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 25, 2008
/s/ LORENZO J. FERTITTA Lorenzo J. Fertitta	Vice Chairman, President and Director	April 25, 2008
/s/ THOMAS M. FRIEL Thomas M. Friel	Executive Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	April 25, 2008
Thomas J. Barrack, Jr.	Director
/s/ JAMES E. NAVE James E. Nave	Director	April 25, 2008
/s/ JONATHAN H. GRUNZWEIG Jonathan H. Grunzweig	Director	April 25, 2008

QuickLinks

EXPLANATORY NOTE
PART III MERGER
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
CODE OF ETHICS
AUDIT COMMITTEE FINANCIAL EXPERT
  ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
COMPENSATION COMMITTEE REPORT
SUMMARY COMPENSATION TABLE
GRANTS OF PLAN-BASED AWARDS IN 2007
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007
OPTION EXERCISES AND STOCK VESTED DURING 2007
PENSION BENEFITS AT DECEMBER 31, 2007
TABLE I
TABLE II
NONQUALIFIED DEFERRED COMPENSATION IN 2007
POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE OF CONTROL
DIRECTOR COMPENSATION FOR 2007
GOVERNANCE AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PRINCIPAL STOCKHOLDERS OF THE COMPANY
PRINCIPAL STOCKHOLDERS OF FERTITTA PARTNERS LLC
PRINCIPAL STOCKHOLDERS OF FERTITTA COLONY PARTNERS LLC
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
PROCEDURES FOR REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS
DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
AUDITOR FEES AND SERVICES
PRE-APPROVAL POLICIES AND PROCEDURES
CERTIFICATIONS
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES