Form 10-Q
period 2008-03-31
STATION CASINOS INC
filed 2008-05-12
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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
(702) 495-3000 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

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

         As of April 30, 2008, there were 41.7 shares outstanding of the registrant's voting common stock, $0.01 par value and 41,674,838 shares outstanding of the registrant's non-voting common stock, $0.01 par value.

STATION CASINOS, INC.
INDEX

Part I.    Financial Information

Item 1.    Financial Statements

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	Successor
	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,426	$96,392
Restricted cash	13,413	966
Receivables, net	51,087	48,680
Inventories	11,991	12,496
Prepaid gaming tax	20,266	21,541
Prepaid expenses	16,846	14,472

Total current assets	198,029	194,547
Property and equipment, net	3,061,612	3,072,361
Goodwill	2,964,821	2,964,938
Intangible assets, net	983,138	1,002,617
Land held for development	1,023,148	1,007,322
Investments in joint ventures	304,397	391,953
Native American development costs	194,635	200,667
Other assets, net	154,799	154,261

Total assets	$8,884,579	$8,988,666

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,287	$2,610
Accounts payable	18,229	16,954
Construction contracts payable	13,422	23,151
Accrued expenses and other current liabilities	130,498	178,018

Total current liabilities	168,436	220,733
Long-term debt, less current portion	5,401,591	5,241,814
Deferred income tax, net	753,870	789,644
Other long-term liabilities, net	64,235	65,413
Due to unconsolidated affiliate	—	100,000

Total liabilities	6,388,132	6,417,604

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,950,929	2,948,265
Accumulated other comprehensive loss	(107,208)	(59,666)
Accumulated deficit	(347,691)	(317,954)

Total stockholders' equity	2,496,447	2,571,062

Total liabilities and stockholders' equity	$8,884,579	$8,988,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating revenues:
Casino	$249,442	$264,695
Food and beverage	60,965	61,563
Room	30,300	30,748
Other	19,327	17,428
Management fees	18,746	24,828

Gross revenues	378,780	399,262
Promotional allowances	(26,463)	(26,824)

Net revenues	352,317	372,438

Operating costs and expenses:
Casino	95,771	95,300
Food and beverage	41,686	43,062
Room	10,363	9,416
Other	7,316	6,227
Selling, general and administrative	63,551	61,928
Corporate	12,049	21,310
Development	727	1,029
Depreciation and amortization	57,239	40,222
Loss (gain) on asset disposals, net	64	(46)
Preopening	2,130	1,234
Lease termination	1,500	—

	292,396	279,682

Operating income	59,921	92,756
Earnings from joint ventures	8,526	11,527

Operating income and earnings from joint ventures	68,447	104,283

Other expense:
Interest expense, net	(97,346)	(56,530)
Interest and other expense from joint ventures	(9,254)	(5,909)
Change in fair value of derivative instrument	(2,377)	—

	(108,977)	(62,439)

(Loss) income before income taxes	(40,530)	41,844
Income tax benefit (provision)	10,793	(18,794)

Net (loss) income	$(29,737)	$23,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Successor
		Predecessor
	Three Months Ended March 31, 2008
		Three Months Ended March 31, 2007
Cash flows from operating activities:
Net (loss) income	$(29,737)	$23,050

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	57,239	40,222
Change in fair value of derivative instrument	2,377	—
Amortization of debt discount and issuance costs	9,425	1,275
Share-based compensation	3,441	5,685
Loss (earnings) from joint ventures	728	(5,618)
Distributions of earnings from joint ventures	—	81,233
Excess tax benefit from exercise of stock options	—	(1,182)
Changes in assets and liabilities:
Restricted cash	(12,447)	—
Receivables, net	(2,407)	(627)
Inventories and prepaid expenses	(594)	(2,200)
Deferred income tax	(11,064)	2,113
Accounts payable	1,275	(2,552)
Accrued expenses and other current liabilities	(39,561)	(15,850)
Other, net	(80)	5,308

Total adjustments	8,332	107,807

Net cash (used in) provided by operating activities	(21,405)	130,857

Cash flows from investing activities:
Capital expenditures	(35,206)	(137,983)
Proceeds from sale of land, property and equipment	1,352	81
Investments in joint ventures, net	(35,031)	(15,571)
Distributions in excess of earnings from joint ventures	792	104,824
Construction contracts payable	(9,729)	17,426
Native American development costs	(3,131)	(7,745)
Other, net	(1,597)	(4,763)

Net cash used in investing activities	(82,550)	(43,731)

Cash flows from financing activities:
Payments under Revolver with maturity dates less than three months, net	(102,100)	—
Proceeds from the issuance of Land Loan	200,000	—
Debt issuance costs	(5,253)	(7)
Payments under previous revolving facility with maturity dates less than three months, net	—	(171,400)
Proceeds from issuance of related party promissory note	—	100,000
Purchase of treasury stock	—	(1,944)
Payment of dividends	—	(16,470)
Exercise of stock options	—	539
Excess tax benefit from exercise of stock options	—	1,182
Other, net	(658)	(20)

Net cash provided by (used in) financing activities	91,989	(88,120)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(11,966)	(994)
Balance, beginning of period	96,392	116,898

Balance, end of period	$84,426	$115,904

Supplemental cash flow disclosures:
Cash paid for interest, net of $6,245 and $5,013 capitalized, respectively	$120,023	$83,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

        Station Casinos, Inc. (the "Company", "Station", "we", "our", "ours" or "us"), a Nevada corporation, is a gaming and entertainment company that currently owns and operates nine major hotel/casino properties (one of which is 50% owned) and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying condensed consolidated financial statements include the accounts of Station, its wholly-owned subsidiaries and MPM Enterprises, LLC (which is 50% owned by Station and required to be consolidated). Investments in all other 50% or less owned affiliated companies are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

        The accompanying condensed consolidated financial statements included herein have been prepared by Station, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

        Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2007 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

        The term "successor" refers to the Company following the Merger (as defined below) on November 7, 2007 and the term "predecessor" refers to the Company prior to the Merger.

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

        As a result of the Merger, 24.1% of the issued and outstanding shares of non-voting common stock of the Company are owned by Fertitta Partners LLC, a Nevada limited liability company ("Fertitta Partners"), which is owned by affiliates of Frank J. Fertitta III, Chairman and Chief Executive Officer of Station, affiliates of Lorenzo J. Fertitta, Vice Chairman and President of Station, affiliates of Blake L. Sartini and Delise F. Sartini, and certain officers and other members of management of the Company. The remaining 75.9% of the issued and outstanding shares of non-voting common stock of the Company are owned by FCP Holding, Inc., a Nevada corporation ("FCP HoldCo") and a wholly-owned subsidiary of FCP. FCP is owned by an affiliate of Colony Capital, LLC ("Colony"), affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta and certain officers and other members of management. Substantially simultaneously with the consummation of the Merger, shares of voting common stock of Station were issued for nominal consideration to FCP VoteCo LLC, a Nevada limited liability company ("FCP VoteCo"), which is owned

1.    Basis of Presentation (Continued)

equally by Frank J. Fertitta III, Lorenzo J. Fertitta and Thomas J. Barrack, Jr., the Chairman and Chief Executive Officer of Colony.

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

        The Merger resulted in a greater than 50% control of the Company and was a "business combination" for accounting purposes, requiring FCP, Fertitta Partners, FCP VoteCo and their respective owners (the "Investors"), pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", to record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result of the Securities and Exchange Commission's rules and guidance regarding "push-down" accounting, the Investors' new accounting basis in our assets and liabilities is reflected in our condensed consolidated financial statements to the extent that the Investors paid cash for the non-voting stock of the Company as of the consummation of the Merger. Management has deemed it impracticable to determine the individual investors' carryover basis in the shares and has accordingly computed the carryover basis based on the pro rata portion of book value of Station prior to the Merger. The accompanying condensed consolidated balance sheets at March 31, 2008 and December 31, 2007 and condensed consolidated statements of operations and cash flows for the three months ended March 31, 2008 reflect the push down of the Investors' new basis. The accompanying condensed consolidated statements of operations and cash flows for the three months ended March 31, 2007 reflect the historical accounting basis in our assets and liabilities.

  Recently Issued Accounting Standards

        In March 2008, the Financial Accounting Standards Board (the "FASB") issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the affect of derivative instruments on the entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS 161 in the first quarter of 2009.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51". SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent's equity. In addition, the amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. We are evaluating SFAS 160 and have not yet determined the impact the adoption will have on our consolidated financial statements.

1.    Basis of Presentation (Continued)

        In December 2007, the FASB issued SFAS 141R, "Business Combinations". Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing SFAS 141's cost-allocation process. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We will adopt SFAS 141R in the first quarter of 2009 and cannot determine the impact SFAS 141R will have on our consolidated financial statements for future business combinations once adopted.

        In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the entity's financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are evaluating SFAS 157 as it relates to nonfinancial assets and have not yet determined the impact the adoption will have on our consolidated financial statements.

2.    Acquisition of Station Casinos, Inc.

        On November 7, 2007, pursuant to the Merger Agreement described in Note 1, approximately 72.2% of the outstanding shares of the Company were acquired for $4.17 billion. In addition, we incurred approximately $52.0 million of direct Merger costs and approximately $60.1 million in capitalized debt issuance costs related to new financings under a new senior secured credit agreement as well as a mortgage loan and related mezzanine financings.

        We valued the assets acquired and liabilities assumed based on a third-party business valuation at the date of the Merger. In accordance with the provisions of SFAS 141, to the extent that the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. We believe that the goodwill arose from our dominance in the local Las Vegas gaming market, the value of the existing workforce and existing management and operating infrastructure. The purchase price allocation is preliminary and will be completed within one year of the Merger as provided under SFAS 141; thus the allocation of the purchase price is subject to refinement and finalization.

November 7, 2007
(in millions)
Current assets	$120
Property and equipment, net	2,753
Intangible assets	1,014
Goodwill	2,924
Other assets	948
Current liabilities assumed	(151)
Debt assumed	(2,539)
Other long-term liabilities assumed	(852)

$4,217

  Pro Forma Financial Information

        The following unaudited pro forma results of operations assume that the Merger occurred on January 1, 2007. This unaudited pro forma information should not be relied upon as being indicative of the results that would have been obtained if the Merger had actually occurred on that date, nor of the results

2.    Acquisition of Station Casinos, Inc. (Continued)

that may be reported in the future. The pro forma financial information contains a one-time adjustment of $286.3 million for the immediate vesting of Class B Units.

(amounts in thousands, unaudited)	Three Months Ended March 31, 2007
Net revenue	$372,438
Operating loss	(200,805)
Interest expense, net	91,595
Net loss	(202,465)

3.    Goodwill and Other Intangible Assets

        During the three months ended March 31, 2008, goodwill decreased approximately $0.1 million as a result of adjustments to the allocation of the Merger purchase price (see Note 2). Goodwill may be further revised as purchase price allocations are refined and finalized.

        Intangible assets as of March 31, 2008 and December 31, 2007 are shown on the table below (amounts in thousands).

		Successor
		March 31, 2008			December 31, 2007
			(unaudited)
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$214,791	$214,791	$—	$214,791
Customer relationships	25	268,961	(6,715)	262,246	268,961	(2,473)	266,488
Management contracts	3-20	521,464	(20,580)	500,884	521,464	(7,506)	513,958
Other	1	8,654	(3,437)	5,217	8,654	(1,274)	7,380

		$1,013,870	$(30,732)	$983,138	$1,013,870	$(11,253)	$1,002,617

        The aggregate amortization expense for the three months ended March 31, 2008 for those assets that are amortized under the provisions of SFAS 142 was approximately $19.5 million. There was no amortization expense related to intangible assets recorded in the three months ended March 31, 2007. Estimated annual amortization expense for intangible assets for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 is anticipated to be approximately $67.2 million, $40.0 million, $19.0 million, $21.4 million and $21.7 million respectively. The amount of amortization expense to be recorded in future periods is subject to change as the purchase price allocations are refined and finalized.

4.    Investments in Joint Ventures

        We have various investments in 50% owned joint ventures, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions from the joint ventures. The investment balance also includes any fair value adjustments recorded in conjunction with the Merger described in Note 1. Investments in joint ventures consist of the following (amounts in thousands):

	Successor
	March 31, 2008	December 31, 2007
	(unaudited)
Aliante Station (50.0%)	$159,302	$134,949
Rancho Road (50.0%)	54,696	49,958
Green Valley Ranch (50.0%) (a)	27,088	143,599
Palms Casino Resort (6.7%)	25,389	25,921
Barley's (50.0%)	22,567	22,482
Renata's (50.0%)	12,196	11,832
The Greens (50.0%)	3,159	3,212

Investments in joint ventures	$304,397	$391,953

  (a)
  Effective January 1, 2008, Green Valley Ranch distributed to its member, or cancelled, as applicable, the $200 million in notes receivable and the related accrued interest thereon. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on our consolidated balance sheet at December 31, 2007 was eliminated during the three months ended March 31, 2008 with a corresponding reduction in our investment in Green Valley Ranch.

        As a result of the Merger, our investment in joint ventures balance differs from our ownership equity in these investments by $217.3 million due to the allocation of the purchase price to these investment accounts. As the purchase price allocation is preliminary, the amounts allocated to our investments in joint ventures are subject to change as the purchase price allocations are refined and finalized.

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	Successor
	March 31, 2008	December 31, 2007
	(unaudited)
Current assets	$89,184	$103,919
Property and equipment and other assets, net	1,795,540	1,694,345
Current liabilities	131,553	123,478
Long-term debt and other liabilities	1,372,367	1,318,904
Shareholders' equity	380,804	355,882

4.    Investments in Joint Ventures (Continued)

        Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Successor	Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007
Net revenues	$132,083	$138,477
Operating costs and expenses	109,438	106,404

Operating income	22,645	32,073
Interest and other expense, net	(30,466)	(16,809)

Net (loss) income	$(7,821)	$15,264

        The operating earnings from these joint ventures are shown as a separate line item on our condensed consolidated statements of operations after operating income. In addition, interest and other expense from joint ventures are shown as a separate component under other expense on our condensed consolidated statements of operations. The following table identifies the total equity earnings from joint ventures (amounts in thousands, unaudited):

	Successor	Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007
Operating earnings from joint ventures	$8,526	$11,527
Interest and other expense from joint ventures	(9,254)	(5,909)

Net (loss) earnings from joint ventures	$(728)	$5,618

5.    Long-term Debt

        Long-term debt consists of the following (amounts in thousands):

	Successor
	March 31, 2008	December 31, 2007
	(unaudited)
CMBS mortgage loan and related mezzanine financings, due November 12, 2009, interest at a margin above LIBOR (6.8% and 7.8% at March 31, 2008 and December 31, 2007, respectively)	$2,475,000	$2,475,000
Land Loan, $250 million limit at March 31, 2008, due February 7, 2011, interest at a margin above LIBOR or the Alternate Base Rate (7.4% at March 31, 2008)	200,000	—
Revolver, $650 million limit at March 31, 2008, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (6.7% and 8.2% at March 31, 2008 and December 31, 2007, respectively)	191,000	293,100
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (6.4% and 8.0% at March 31, 2008 and December 31, 2007, respectively)	249,375	250,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $24.1 million and $25.4 million at March 31, 2008 and December 31, 2007, respectively	425,884	424,608
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011, net of unamortized discount of $8.4 million and $8.5 million at March 31, 2008 and December 31, 2007, respectively	391,627	391,455
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009, net of unamortized discount of $53.2 million and $54.9 million at March 31, 2008 and December 31, 2007, respectively	396,774	395,093
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized discount of $90.9 million and $92.8 million at March 31, 2008 and December 31, 2007, respectively	609,120	607,214
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $47.3 million and $48.1 million at March 31, 2008 and December 31, 2007, respectively	252,663	251,937
Other long-term debt, weighted-average interest of 7.9% and 8.0% at March 31, 2008 and December 31, 2007, respectively, maturity dates ranging from 2009 to 2026	82,777	82,742

Total long-term debt	5,274,220	5,171,149
Current portion of long-term debt	(6,287)	(2,610)
Market value of interest rate swaps	133,658	73,275

Total long-term debt, net	$5,401,591	$5,241,814

  CMBS Loans

        In connection with the Merger, on November 7, 2007, a number of wholly-owned unrestricted direct and indirect subsidiaries of Station (collectively, the "CMBS Borrower") entered into a mortgage loan and

5.    Long-term Debt (Continued)

related mezzanine financings in the aggregate principal amount of $2.475 billion (the "CMBS Loans"), for the purpose of financing the Merger consideration payable to the Company's stockholders upon consummation of the Merger and paying fees and expenses incurred in connection with the Merger.

        The CMBS Loans are collateralized by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2009, subject to three one-year extensions as defined in the CMBS Loans. Interest on the CMBS Loans is equal to one-month LIBOR plus 2.3% per annum. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased an interest rate cap with a $1.11 billion notional amount and a strike price of 5.77% for an initial premium of $3.6 million. This premium is being amortized to interest expense ratably over the term of the interest rate cap. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower pays a fixed rate of approximately 5.3% and receives one-month LIBOR, terminating in November 2012 (see "Interest Rate Swaps" below).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the CMBS Loan Documents require the CMBS Borrower to maintain a minimum lease coverage ratio and also contain certain customary affirmative covenants and certain events of default. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined in the CMBS Loan Documents.

  Land Loan

        On February 7, 2008, a wholly-owned, indirect subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn and the proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. The borrower has the option to request an additional $50 million under the Land Loan to purchase certain real property. Borrowings under the Land Loan bear interest at LIBOR plus 3.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 2.5% per annum, at the borrower's request. The borrower is required to hedge the interest rate such that it will not exceed 6.5%. As a result, the borrower entered into an interest rate swap with a notional amount of $200 million in which the borrower pays a fixed rate of 3.0% and receives one-month LIBOR, terminating in February 2011 (see "Interest Rate Swaps" below).

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

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver")

5.    Long-term Debt (Continued)

and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000 beginning March 31, 2008. The Revolver contains no principal amortization. Initial borrowings, including full funding of the Term Loan and $260 million drawn on the Revolver for an aggregate amount of $510 million, were used to repay a portion of the outstanding amounts under the previous revolving facility. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement). As of March 31, 2008, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 2.50%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of March 31, 2008, the fee for the unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 1.50 to 1.00 beginning March 31, 2008 through June 30, 2008, which increases to 1.75 to 1.00 on September 30, 2008 through December 31, 2008, to 2.00 to 1.00 on March 31, 2009 through December 31, 2009, to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011. As of March 31, 2008, the interest coverage ratio was 2.02 to 1.00. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio can be no more than 8.50 to 1.00 beginning March 31, 2008, which reduces to 8.25 to 1.00 on June 30, 2008, to 8.00 to 1.00 on September 30, 2008, to 7.75 to 1.00 on December 31, 2008, to 7.50 to 1.00 on March 31, 2009, to 7.25 to 1.00 on June 30, 2009, to 7.00 to 1.00 on September 30, 2009, to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.5 to 1.00 on June 30, 2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.25 to 1.00 beginning March 31, 2008 through June, 30, 2008 and reduces to 2.00 to 1.00 on September 30, 2008. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business. As of March 31, 2008, our total debt to Adjusted EBITDA and total senior secured debt to Adjusted EBITDA was 7.07 to 1.00 and 1.34 to 1.00, respectively. All obligations under the Credit Agreement are secured by substantially all of our assets with the exception of the collateral securing the CMBS Loans, the Land Loan and other excluded items as described in the Credit Agreement.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. At March 31, 2008, our Consolidated Coverage Ratio (as defined in the Indentures) was 1.88 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolver not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest

5.    Long-term Debt (Continued)

thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. Annual lease payments for the first year will be approximately $5.3 million and will increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under SFAS 98, "Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of Lease Term; Initial Direct Costs of Direct Financing Leases". Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our condensed consolidated balance sheets and it continues to be depreciated. During the three months ended March 31, 2008, we recorded approximately $1.3 million of interest expense related to this lease. Future minimum lease payments related to this lease are approximately $5.3 million, $5.4 million, $5.5 million, $5.5 million and $5.6 million for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

  Interest Rate Swaps

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of March 31, 2008, we had two floating-to-fixed rate interest rate swaps, one with a $1.36 billion notional amount terminating in November 2012 and one with a $200 million notional amount terminating in February 2011, that qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss) with an offsetting adjustment to the carrying value of the related debt. These cash flow hedges convert a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. We paid a weighted-average fixed rate of 5.0% and received one-month LIBOR which approximated 2.9% at March 31, 2008.

        In addition, in January 2008 we entered into a floating-to-fixed rate interest rate swap with a notional amount of $250 million terminating in January 2011, that converts a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. As of March 31, 2008, we paid a fixed rate of 3.0% and received one-month LIBOR which approximated 2.6%. This interest rate swap is not designated as a hedging instrument and as a result, gains or losses resulting from changes in fair value of this swap are recognized in earnings in the period of the change. For the three months ended March 31, 2008, we recorded a $2.4 million loss on the condensed consolidated statement of operations related to the change in fair value of this interest rate swap.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense of approximately $5.1 million for the three months ended March 31, 2008 and a reduction of interest expense of approximately $186,000 for the three months ended March 31, 2007.

6.    Due to Unconsolidated Affiliate

        On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the "Green Valley Facility"). Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving facility and term loan, as well as fund an equal distribution to the members which was comprised of approximately $185 million in cash distributions to each member and a $100 million loan to each member or a wholly-owned subsidiary of such member, in each case evidenced by a promissory note from each member for total distributions of approximately $570 million. Effective January 1, 2008, Green Valley Ranch distributed to its member, or cancelled, as applicable, the $200 million in notes receivable, and the related accrued interest thereon. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on our consolidated balance sheet at December 31, 2007 was eliminated during the three months ended March 31, 2008 with a corresponding reduction in our investments in joint ventures.

7.    Stockholders' Equity

  Comprehensive Income

        SFAS 130, "Reporting Comprehensive Income", requires companies to disclose other comprehensive income and the components of such income. Comprehensive income is the total of net income and all other nonstockholder changes in equity. We have recorded the mark-to-market valuation of our interest rate swaps, our 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch and Aliante Station, as well as the unrealized gain on available-for-sale securities and the amortization of the unrecognized pension and postretirement benefit plan liabilities as other comprehensive (loss) income. Comprehensive (loss) income was computed as follows (amounts in thousands, unaudited):

	Successor	Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007
Net (loss) income	$(29,737)	$23,050
Mark-to-market valuation of interest rate swaps, net of tax	(47,300)	(3,193)
Unrealized loss on available-for-sale securities, net of tax	(260)	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	18	153

Comprehensive (loss) income	$(77,279)	$20,010

7.    Stockholder's Equity (Continued)

        The components of accumulated other comprehensive loss are as follows (amounts in thousands):

	Successor
	March 31, 2008	December 31, 2007
	(unaudited)
Mark-to-market valuation of interest rate swaps, net of tax	$(101,462)	$(54,162)
Unrealized gain on available-for-sale securities, net of tax	228	488
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(5,974)	(5,992)

Accumulated other comprehensive loss	$(107,208)	$(59,666)

  Treasury Stock

        During the three months ended March 31, 2007, we repurchased 22,612 shares of our common stock for approximately $1.9 million, which were withheld to offset tax withholding obligations that occur upon vesting of restricted shares. As of November 7, 2007 upon the consummation of the Merger, all treasury stock was cancelled and retired.

  Dividends

        During the three months ended March 31, 2007, we paid a quarterly cash dividend of $0.2875 per share to stockholders of record on February 26, 2007 for approximately $16.5 million. Subsequent to the Merger on November 7, 2007, no dividends have been declared.

8.    Share-Based Compensation

  Successor

        Long-term incentive compensation is provided in the form of non-voting limited liability company membership interests in FCP and Fertitta Partners pursuant to the Second Amended and Restated Operating Agreement of Fertitta Colony Partners and the Amended and Restated Operating Agreement of Fertitta Partners, respectively (collectively the "Operating Agreements"). The Operating Agreements allow certain officers and members of management of the Company to participate in the long-term growth and financial success of the Company through indirect ownership of Class B Units and direct ownership of Class C Units in FCP and Fertitta Partners. The purpose is to promote the Company's long-term growth and profitability by aligning the interests of the Company's management with the interests of the owners of the Company and by encouraging management retention. Upon the consummation of the Merger, certain members of management were awarded indirect ownership of Class B Units and direct ownership of Class C Units in each of FCP and Fertitta Partners. The Class C Units include certain call and put provisions as defined in the Operating Agreements, such that under certain circumstances, within ninety days after termination, in certain cases, of the Class C Unit holder's employment with Station, FCP and Fertitta Partners can call the Class C Units and the employee that holds the Class C Units can put the Class C Units back to FCP and Fertitta Partners. The conditions that could result in the employee putting the Class C Units back to FCP and Fertitta Partners are either contingent or within the control of the issuer.

        At March 31, 2008, we had unearned share-based compensation of approximately $64.0 million associated with Class B Units and Class C Units which is expected to be recognized over a period of approximately 4.8 years. During the three months ended March 31, 2008, 122,576 Class B Units were

8.    Share-Based Compensation (Continued)

granted with a weighted-average grant-date fair value of $36.96, which vest equally over five years. In addition, 163,098 Class C Units were granted in the three months ended March 31, 2008 with a weighted average grant-date fair value of $20.50. The Class C Units vest equally over five years.

        The Company determined the fair value associated with these units based on a third-party valuation taking into account the estimated enterprise value of the Company, expected term of the units of six years, expected volatility of 30% based on expected volatility of equity instruments of comparable companies and a risk free rate of 3.58%. The estimated fair value of the units, less an assumed forfeiture rate, will be recognized in expense on a straight-line basis over the requisite service periods of the awards.

  Predecessor

        Prior to the Merger, the stockholders approved and we adopted the 2005 Stock Compensation Plan (the "2005 Plan") which provided for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards (collectively, the "Awards"). Individuals eligible to receive Awards under the 2005 Plan included employees, directors and independent contractors of the Company. New shares were issued upon option exercise or restricted stock awards. Each share grant subject to an award of restricted stock, restricted stock unit or other stock award would reduce the shares available for grant by 1.9 shares. Pursuant to the Merger discussed in Note 1, each share of Station restricted stock vested and was cancelled and converted into the right to receive $90.00 in cash, without interest and less any applicable payroll withholding taxes, while each stock option outstanding under Station's stock plans was cancelled and extinguished, and the holder of any such stock option was entitled to receive an amount in cash equal to the product of (i) the number of shares of Station common stock subject to such stock option and (ii) the excess, if any, of $90.00 over the exercise price per share of such stock option, without interest and less any applicable payroll withholding taxes. The predecessor share-based compensation plans were discontinued in connection with the Merger.

        The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. Total intrinsic value of stock options exercised for the three months ended March 31, 2007 was $3.3 million. The total fair value of restricted shares that vested for the three months ended March 31, 2007 was $21.0 million.

        We received a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the market price over the exercise price of the options. For the three months ended March 31, 2007, we reported $1.2 million of excess tax benefit.

8.    Share-Based Compensation (Continued)

        The following table represents where reported share-based compensation expense was classified in the accompanying condensed consolidated statements of operations (amounts in thousands, unaudited):

	Successor	Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007
Casino	$160	$93
Room	22	—
Selling, general and administrative	616	758
Corporate	1,693	4,039
Development	724	547
Preopening	145	66
Earnings from joint ventures	11	—

Total share-based compensation	3,371	5,503
Tax benefit	(1,180)	(1,926)

Total share-based compensation, net of tax	$2,191	$3,577

9.    Future Development

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

        In October 2007, we completed financing for Aliante Station (the "Aliante Financing"). The Aliante Financing was completed with a group of banks and provides for borrowings up to $430 million at a margin above the LIBOR rate of up to 325 basis points. The loan requires initial equity contributions from each partner, Station and G.C. Investments, LLC (G.C. Investments, LLC being principally owned by members of the Greenspun family) of $105 million, which had been contributed as of March 31, 2008. The loan also requires equity contributions for a completion guarantee, if necessary, for project costs that exceed $618 million exclusive of land acquisition costs and financing costs. The completion guarantee is a joint and several obligation of each partner, with G.C. Investment, LLC's obligation collateralized.

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a

9.    Future Development (Continued)

joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of March 31, 2008, we have contributed an additional $30.4 million to fund the acquisition of additional property as well as design and development costs.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassed from Native American development costs to land held for development during the three months ended March 31, 2008. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of March 31, 2008, we have advanced approximately $133.2 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of March 31, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have

9.    Future Development (Continued)

agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of March 31, 2008, approximately $2.0 million of these payments had been made and were expenses as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of March 31, 2008, we have advanced approximately $38.8 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

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

        On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition (the "Plaintiffs") filed a complaint (the "Complaint") in the United States District Court, District of Columbia (the "District Court"), seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake's motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 146-acre site into trust on January 5, 2007, if the Plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties' motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date. On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle the Plaintiffs to any relief on the four issues raised in the Complaint, and granted the parties' motion to dismiss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the Plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the Plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions has been reviewed on appeal. On March 22, 2007, the Plaintiffs filed a notice of appeal of the District Court's decision granting the Dispositive Motions with the United States Court of

9.    Future Development (Continued)

Appeals for the District of Columbia Circuit (the "Court of Appeals"). On May 21, 2007, the Plaintiffs filed their appellate brief. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the Plaintiffs filed their reply brief. Oral arguments were heard on October 19, 2007. On April 29, 2008, the Court of Appeals affirmed the District Court's dismissal of the lawsuit filed by the Plaintiffs. Unless the Plaintiffs petition for a rehearing or rehearing en banc of the Court of Appeals' decision or otherwise obtain a stay of the Court of Appeals' decision, the DOI will be free to take the land into trust, which is necessary for Gun Lake to commence construction of its proposed gaming and entertainment project on the site. It is anticipated that the Plaintiffs will petition for a rehearing or rehearing en banc of the Court of Appeals' decision or file a petition for certiorari seeking review of the Court of Appeals' decision by the United States Supreme Court. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

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

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. As of March 31, 2008, we have advanced approximately $10.0 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of March 31, 2008, $50,000 of these payments had been made and were expensed as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno,

9.    Future Development (Continued)

California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. As of March 31, 2008, we have advanced approximately $12.6 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of March 31, 2008, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

        On April 28, 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact. The compact is subject to approval by the California Legislature and, if approved, will regulate gaming at the Mono's proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the California Legislature will approve the compact. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Land Held for Development

        As of March 31, 2008, we had $1.02 billion of land held for development that consists primarily of eight sites that are owned or leased, which consists of 354 acres in the Las Vegas valley, 171 acres in the northern California and 203 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 72 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. We have extended the date for the close of escrow to no later than January 2009. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets at March 31, 2008 and December 31, 2007.

        Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to proceed with any particular project.

10.    Fair Value Measurements

        During the three months ended March 31, 2008, we adopted SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115", and have not made any fair value elections with respect to any eligible assets or liabilities as permitted under the provisions of SFAS 159 to date. We also adopted SFAS 157, "Fair Value Measurements" during the three months ended March 31, 2008, for financial and nonfinancial assets and liabilities measured on a recurring basis. We currently do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. There was no impact to the condensed consolidated financial statements upon adoption. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to other accounting pronouncements that require or permit fair value measurements. This standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable, and include situations in which there is little, if any, market activity for the asset or liability at the measurement date.

        The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands, unaudited):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008
Assets
Company-owned life insurance—deferred compensation	$—	$22,255	$—	$22,255
Deferred compensation assets	9,522	—	—	9,522
Available-for-sale securities	876	—	—	876

Total assets	$10,398	$22,255	$—	$32,653

Liabilities
Interest rate swaps	$—	$133,658	$—	$133,658
Deferred compensation liabilities	29,473	—	—	29,473

Total liabilities	$29,473	$133,658	$—	$163,131

        The fair values of Company-owned life insurance deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms. The fair values of available-for-sale securities and deferred compensation assets and liabilities are based on quoted prices in active markets. The fair values of interest rate swaps are based on quoted market prices from various banks for similar instruments.

11.    Retirement Plans

        We have two unfunded defined benefit plans which were adopted on November 30, 1994. The Supplemental Executive Retirement Plan (the "SERP"), is for our Chief Executive Officer and President as sole participants. The Supplemental Management Retirement Plan (the "SMRP"), is for certain key

11.    Retirement Plans (Continued)

executives, other than the Chief Executive Officer and President, as selected by the Board of Directors to participate in the SMRP.

        On April 17, 2008, the Company executed the third amendment of the Supplemental Executive Retirement Plan and the second amendment of the Supplemental Management Retirement Plan. The amendments increase the Early Retirement Date (as defined in each plan) for participants in the SERP from age 50 to age 60 and participants in the SMRP from age 55 to age 60. In addition, the amendments increase the Normal Retirement Date (as defined in each plan) for participants in both the SERP and SMRP from age 60 to age 65.

        The components of the net periodic pension benefit cost related to the SERP and SMRP consist of the following (amounts in thousands, unaudited):

	Successor
		Predecessor
	Three months ended March 31, 2008
		Three months ended March 31, 2007
Service cost	$541	$512
Interest cost	346	466
Amortization of prior service (credit) cost	(19)	78
Amortization of actuarial losses	46	159

Net periodic pension cost	$914	$1,215

12.    Income Taxes

        For the three months ended March 31, 2008 and 2007 our effective tax rate was 27% and 45%, respectively. The effective tax rate for the three months ended March 31, 2007 was significantly higher due to Merger related expenses that were not tax deductible.

13.    Commitments and Contingencies

        On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision. The Nevada Supreme Court has yet to rule on that motion. In the event that the Nevada Supreme Court does not reverse its original decision, we believe that we would be entitled to a refund on previously paid use tax on complimentary employee and patron meals, as would other gaming companies with Nevada casinos. No assurances can be provided as to the outcome of the litigation. Accordingly, we have not recorded a receivable related to a refund for previously paid use tax on complimentary employee and patron meals in the accompanying consolidated balance sheet at March 31, 2008.

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

        As a result of the Merger, 24.1% of the issued and outstanding shares of non-voting common stock of the Company are owned by Fertitta Partners LLC, a Nevada limited liability company ("Fertitta Partners"), which is owned by affiliates of Frank J. Fertitta III, Chairman and Chief Executive Officer of Station, affiliates of Lorenzo J. Fertitta, Vice Chairman and President of Station, affiliates of Blake L. Sartini and Delise F. Sartini, and certain officers and other members of management of the Company. The remaining 75.9% of the issued and outstanding shares of non-voting common stock of the Company are owned by FCP Holding, Inc., a Nevada corporation ("FCP HoldCo") and a wholly-owned subsidiary of FCP. FCP is owned by an affiliate of Colony Capital, LLC ("Colony"), affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta and certain officers and other members of management. Substantially simultaneously with the consummation of the Merger, shares of voting common stock of Station were issued for nominal consideration to FCP VoteCo LLC, a Nevada limited liability company ("FCP VoteCo"), which is owned equally by Frank J. Fertitta III, Lorenzo J. Fertitta and Thomas J. Barrack, Jr., the Chairman and Chief Executive Officer of Colony.

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

        The Merger resulted in a greater than 50% control of the Company and was a "business combination" for accounting purposes, requiring FCP, Fertitta Partners, FCP VoteCo and their respective owners (the "Investors"), pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", to record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result of the Securities and Exchange Commission's rules and guidance regarding "push-down" accounting, the Investors' new accounting basis in our assets and liabilities is reflected in our condensed consolidated financial statements to the extent that the Investors paid cash for the non-voting stock of the Company as of the consummation of the Merger. Management has deemed it impracticable to determine the individual investors' carryover basis in the shares and has accordingly computed the carryover basis based on the pro rata portion of book value of Station prior to the Merger. The accompanying condensed consolidated balance sheets at March 31, 2008 and December 31, 2007 and condensed consolidated statements of operations and cash flows for the three months ended March 31, 2008 reflect the push down of the Investors' new basis. The accompanying condensed consolidated statements of operations and cash flows for the three months ended March 31, 2007 reflect the historical accounting basis in our assets and liabilities.

        The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2008 and 2007 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

  Overview

        The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Successor	Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007	Percent Change
Net revenues—total	$352,317	$372,438	(5.4)%
Major Las Vegas Operations(a)	320,390	335,004	(4.4)%
Management fees(b)	18,746	24,828	(24.5)%
Other operations and corporate(c)	13,181	12,606	4.6%
Operating income—total	$59,921	$92,756	(35.4)%
Major Las Vegas Operations(a)	81,252	91,707	(11.4)%
Management fees(b)	18,746	24,828	(24.5)%
Other operations and corporate(c)	(40,077)	(23,779)	(68.5)%
Cash flows provided by (used in):
Operating activities	$(21,405)	$130,857	(116.4)%
Investing activities	(82,550)	(43,731)	(88.8)%
Financing activities	91,989	(88,120)	204.4%

(a)
Includes the wholly-owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Fiesta Rancho and Fiesta Henderson.

(b)
Includes management fees from Thunder Valley, Green Valley Ranch, Barley's, The Greens and Renata's (since October 22, 2007).

(c)
Includes the wholly-owned properties of Wild Wild West, Wildfire, Magic Star, Gold Rush, Lake Mead Lounge and corporate and development expense.

  Results of Operations

        Consolidated net revenues for the three months ended March 31, 2008 decreased 5.4% to $352.3 million as compared to $372.4 million for the three months ended March 31, 2007. The decrease in net revenues was due primarily to an overall decrease in gaming revenue across the majority of our properties as the result of weakening Las Vegas and U.S. economies. Declining real estate values, rising oil prices, increased unemployment and declining consumer confidence have all precipitated an economic slowdown which has negatively impacted our operations for the first quarter of 2008. Similarly, combined net revenues from our Major Las Vegas Operations decreased 4.4% to $320.4 million for the three months ended March 31, 2008 as compared to $335.0 million for the three months ended March 31, 2007.

        Consolidated operating income decreased 35.4% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This decrease is due to the decrease in revenues as a result of the general economic slowdown discussed above, as well as a 42.3% increase in depreciation and amortization expense related primarily to the intangible assets recorded in conjunction with the Merger. Consolidated operating margin decreased to 17.0% for the three months ended March 31, 2008 from 24.9% for the three months ended March 31, 2007 as a result of these factors.

        The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Successor	Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007	Percent Change
Casino revenues	$249,442	$264,695	(5.8)%
Casino expenses	95,771	95,300	0.5%
Margin	61.6%	64.0%
Food and beverage revenues	$60,965	$61,563	(1.0)%
Food and beverage expenses	41,686	43,062	(3.2)%
Margin	31.6%	30.1%
Room revenues	$30,300	$30,748	(1.5)%
Room expenses	10,363	9,416	10.1%
Margin	65.8%	69.4%
Other revenues	$19,327	$17,428	10.9%
Other expenses	7,316	6,227	17.5%
Selling, general and administrative expenses	$63,551	$61,928	2.6%
Percent of net revenues	18.0%	16.6%
Corporate expense	$12,049	$21,310	(43.5)%
Percent of net revenues	3.4%	5.7%
Earnings from joint ventures	$8,526	$11,527	(26.0)%

        Casino.    Casino revenues decreased 5.8% to $249.4 million for the three months ended March 31, 2008 as compared to $264.7 million for the three months ended March 31, 2008. The decrease in casino revenues is primarily due to the general economic slowdown discussed above. As a result, customer visits to our properties decreased during the three months ended March 31, 2008 as compared to the same period in the prior year. Casino expenses increased slightly to $95.8 million for the three months ended March 31, 2008 as compared to $95.3 million for the three months ended March 31, 2007 due to an increase in health insurance benefit costs offset by reduced payroll expense as a result of decreased staffing companywide.

        Food and Beverage.    Food and beverage revenues decreased 1.0% for the three months ended March 31, 2008 as compared to the same period in the prior year primarily due to several restaurant closings during the quarter as well as reduced hours of operation at various food outlets due to the general economic slowdown discussed above. Food covers for the three months ended March 31, 2008 decreased 12.5% compared to the three months ended March 31, 2007 due these same factors. Food and beverage expenses decreased 3.2% for the three months ended March 31, 2008 as compared to the same period in the prior year due to the decrease in covers and an overall decrease in our food and beverage costs as a result of efficiency efforts, offset by an increase in health insurance benefit costs. The food and beverage operating margin for the three months ended March 31, 2008 increased 1.5 percentage points as compared to the three months ended March 31, 2007 primarily due to the efficiency efforts that have decreased our food and beverage costs. The average guest check increased 8.5% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily due to an increase in selected menu prices and the addition of a 200-seat barbeque restaurant at Santa Fe Station in April 2007 and the addition of an Asian-themed full service restaurant at Red Rock in July 2007.

        Room.    Room revenues decreased 1.5% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Room occupancy decreased to 88% for the three months ended March 31, 2008 as compared to 94% for the three months ended March 31, 2007 due to the general economic slowdown discussed above. The average daily room rate increased 1.5% to $98 for the three months ended March 31, 2008 from $97 in the same three month period in the prior year. This increase is primarily due to a general increase in room rates across our properties, with the exception of Red Rock which experienced a 6.3% decrease in average daily rate while maintaining room occupancy of 90% during both periods due to increased wholesale room sales during the three months ended March 31, 2008. Room expenses increased 10.1% for the three months ended March 31, 2008 as compared to the same period in the prior year due to an increase in expenses related to our focus on brand and revenue management as well as an increase in health insurance benefit costs. Accordingly, room operating margin for the three months ended March 31, 2008 decreased 3.6 percentage points from the three months ended March 31, 2007.

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues increased 10.9% to approximately $19.3 million for the three months ended March 31, 2008 as compared to approximately $17.4 million for the three months ended March 31, 2007, primarily due to the opening of a 72-lane bowling center at Red Rock in April 2007.

        Management Fees.    We manage Thunder Valley on behalf of the United Auburn Indian Community (the "UAIC") and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Barley's, The Greens and Renata's and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and 10% of EBITDA from Barley's, The Greens and Renata's. For the three months ended March 31, 2008, management fees decreased to approximately $18.7 million as compared to $24.8 million for the three months ended March 31, 2007. The decrease is primarily due to an overall decrease in revenues at our managed properties due to the general economic slowdown as discussed above as well as our portion of expenses at Thunder Valley related to California Referendum laws of approximately $1.6 million.

        Selling, General and Administrative ("SG&A").    SG&A expenses increased 2.6% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due primarily to an increase in health insurance benefit costs. SG&A as a percentage of net revenues increased to 18.0% for the three months ended March 31, 2008 compared to 16.6% for the same period in the prior year.

        Corporate Expense.    Corporate expense as a percentage of net revenues decreased to 3.4% for the three months ended March 31, 2008 compared to 5.7% for the three months ended March 31, 2007. For the three months ended March 31, 2008, corporate expense decreased 43.5% to $12.0 million as compared to $21.3 million for the same period in the prior year due to a $2.3 million reduction in share-based compensation expense due to the discontinuation of the prior stock compensation plans upon consummation of the Merger on November 7, 2007, as well as a reduction in corporate incentive compensation. In addition, corporate expense for the three months ended March 31, 2007 included approximately $4.8 million of Merger related expenses.

        Development Expense.    Development expense includes costs to identify potential gaming opportunities and other development opportunities, which include payroll, travel and legal expenses. Development expenses for the three months ended March 31, 2008 and 2007 were approximately $0.7 million and $1.0 million, respectively.

        Depreciation and Amortization.    Depreciation and amortization increased 42.3% to approximately $57.2 million for the three months ended March 31, 2008 as compared to $40.2 million for the three months ended March 31, 2007. This increase was due primarily to amortization expense of approximately

$19.5 million during the three months ended March 31, 2008 associated with intangible assets recorded in connection with the Merger.

        Preopening Expenses.    Preopening expenses for the three months ended March 31, 2008 and 2007 were approximately $2.1 million and $1.2 million, respectively, and related primarily to projects under development.

        Lease Termination.    During the three months ended March 31, 2008, we recorded approximately $1.5 million to terminate a lease on land adjacent to the current Wild Wild West property. There was no such expense during the three months ended March 31, 2007.

        Earnings from Joint Ventures.    We own a 50% interest in various joint ventures, including Green Valley Ranch, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. For the three months ended March 31, 2008, our share of earnings from these joint ventures decreased 26.0% to $8.5 million as compared to $11.5 million for the three months ended March 31, 2007. The decrease in earnings from joint ventures is primarily a result of a decrease in operating results at Green Valley Ranch due to the general economic slowdown discussed above.

        Interest Expense.    Interest expense, net of capitalized interest, increased 72.2% to $97.3 million in the three months ended March 31, 2008 as compared to $56.5 million in the three months ended March 31, 2007. Gross interest expense increased approximately $42.1 million due to an increase in our long-term debt of approximately $1.9 billion from March 31, 2008 to March 31, 2007 as a result of the additional debt incurred in conjunction with the consummation of the Merger, and an increase in our weighted-average cost of debt to approximately 7.8% for the three months ended March 31, 2008 from 7.0% for the three months ended March 31, 2007. The increase in the weighted-average cost of debt is primarily related to a 0.9% increase in our effective interest rate as a result of the fair value adjustments made in connection with the Merger related to our senior and senior subordinated notes. Capitalized interest increased approximately $1.2 million to $6.2 million for the three months ended March 31, 2008 as compared to $5.0 million for the three months ended March 31, 2007, primarily due to an increase in the interest being capitalized on our equity contributions to Aliante Station for construction of the project.

        Interest and Other Expense from Joint Ventures.    We recorded approximately $9.3 million and $5.9 million in interest and other expense related to our unconsolidated joint ventures for the three months ended March 31, 2008 and 2007, respectively. The increase in interest and other expense is the result of the $830 million credit facility Green Valley Ranch entered into on February 16, 2007 which increased their debt by approximately $586 million.

        Change in Fair Value of Derivative Instrument.    In January 2008, we entered into an interest rate swap with a notional amount of $250 million that converts a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates, terminating in January 2011. This interest rate swap is not designated as a hedging instrument; therefore, gains or losses resulting from the change in fair value of this swap are recognized in earnings in the period of the change. We recorded a $2.4 million loss related to the change in fair value of this interest rate swap for the three months ended March 31, 2008. There was no such expense during the three months ended March 31, 2007.

        Income Tax Benefit (Provision).    For the three months ended March 31, 2008 and 2007 our effective tax rate was 27% and 45%, respectively. The effective tax rate for the three months ended March 31, 2007 was significantly higher due to Merger related expenses that were not tax deductible.

  Liquidity and Capital Resources

        The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects such as Aliante entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

        During the three months ended March 31, 2008, we used cash flows from operating activities of approximately $21.4 million. At March 31, 2008, we had total available borrowings of $650 million under the Revolver, which was reduced by borrowings of $191.0 million and various letters of credit totaling approximately $9.6 million, leaving approximately $449.4 million available as of March 31, 2008. We had $84.4 million in cash and cash equivalents as of March 31, 2008, virtually all of which is used for day-to-day operations of our casinos.

        During the three months ended March 31, 2008, total capital expenditures were $35.2 million, of which approximately $6.8 million was for the purchase of land and approximately $28.4 million was for maintenance and various other projects.

        Our primary cash requirements for the remainder of 2008 are expected to include (i) principal and interest payments on indebtedness, (ii) maintenance and other capital expenditures of approximately $82.0 million, (iii) other strategic land purchases, (iv) equity contributions to joint ventures, (v) payments related to our existing and other potential Native American projects and (vi) payments for design and development costs of future projects.

        We believe that cash flows from operations, borrowings under the Credit Agreement, the Land Loan and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2008. However, we are continually evaluating our financing needs. Although recent developments in the financial markets have had an adverse effect throughout the U.S. economy, including limited access to capital markets for certain borrowers at reasonable rates, if more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

  Off-Balance Sheet Arrangements

        As of March 31, 2008, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a notional amount of $1.81 billion (see "Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps"). We also have certain contractual obligations including long-term debt, operating leases, employment contracts, long-term stay on agreements, slot conversion purchases and the purchase of land. There have been no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, other than interest swaps entered into in January and February of 2008 with notional amounts of $250 million and $200 million, respectively.

Future Development—Las Vegas

  Aliante Station

        In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We are developing and will manage the facility, to be located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property's revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include 201 hotel rooms, approximately 2,600 slot machines, multiple full-service restaurants and a multi-screen movie theater complex. Construction on Aliante Station began in February 2007 and is expected to be completed by the end of 2008 at a cost of approximately $675 million. Pursuant to the terms of the agreement, in January 2006, we contributed a 54-acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture. As of March 31, 2008, we have contributed an additional $105 million to fund project costs.

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of March 31, 2008, we have contributed an additional $30.4 million to fund the acquisition of additional property as well as design and development costs.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassed from Native American development costs to land held for development during the three months ended March 31, 2008. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of March 31, 2008, we have advanced approximately $133.2 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of March 31, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of March 31, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of March 31, 2008, we have advanced approximately $38.8 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        The proposed project will be located on approximately 146 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include 2,500 slot machines, 75 table games, a buffet and specialty restaurants. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, the Michigan legislature's ratification of a gaming compact signed by the Governor of the State of Michigan, the DOI taking the land into trust on behalf of Gun Lake and approval of the Management Agreement by the NIGC.

        On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition (the "Plaintiffs") filed a complaint (the "Complaint") in the United States District Court, District of Columbia (the "District Court"), seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake's motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 146-acre site into trust on January 5, 2007, if the Plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties' motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date. On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle the Plaintiffs to any relief on the four issues raised in the Complaint, and granted the parties' motion to dismiss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the Plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the Plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions has been reviewed on appeal. On March 22, 2007, the Plaintiffs filed a notice of appeal of the District Court's decision granting the Dispositive Motions with the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals"). On May 21, 2007, the Plaintiffs filed their appellate brief. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the Plaintiffs filed their reply brief. Oral arguments were heard on October 19, 2007. On April 29, 2008, the Court of Appeals affirmed the District Court's dismissal of the lawsuit filed by the Plaintiffs. Unless the Plaintiffs petition for a rehearing or rehearing en banc of the Court of Appeals' decision or otherwise obtain a stay of the Court of Appeals' decision, the DOI will be free to take the land into trust, which is necessary for Gun Lake to commence construction of its proposed gaming and entertainment project on the site. It is anticipated that the Plaintiffs will petition for a rehearing or rehearing en banc of the Court of Appeals' decision or file a petition for certiorari seeking review of the Court of Appeals' decision by the United States Supreme Court. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

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

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. As of March 31, 2008, we have advanced approximately $10.0 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of March 31, 2008, $50,000 of these payments had been made and were expensed as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. As of March 31, 2008, we have advanced approximately $12.6 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of March 31, 2008, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

        On April 28, 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact. The compact is subject to approval by the California Legislature and, if approved, will regulate gaming at the Mono's proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the California Legislature will approve the compact. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

Land Acquisition

        As of March 31, 2008, we had $1.02 billion of land held for development that consists primarily of eight sites that are owned or leased, which consists of 354 acres in the Las Vegas valley, 171 acres in the northern California and 203 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 72 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 45 acres in the master-

planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. We have extended the date for the close of escrow to no later than January 2009. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets at March 31, 2008 and December 31, 2007.

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

        On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision. The Nevada Supreme Court has yet to rule on that motion. In the event that the Nevada Supreme Court does not reverse its original decision, we believe that we would be entitled to a refund on previously paid use tax on complimentary employee and patron meals, as would other gaming companies with Nevada casinos. No assurances can be provided as to the outcome of the litigation. Accordingly, we have not recorded a receivable related to a refund for previously paid use tax on complimentary employee and patron meals in the accompanying consolidated balance sheet at March 31, 2008.

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

        The CMBS Loans are collateralized by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2009, subject to three one-year extensions as defined in the CMBS Loans. Interest on the CMBS Loans is equal to one-month LIBOR plus 2.3% per annum. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased an interest rate cap with a $1.11 billion notional amount and a strike price of 5.77% for an initial premium of $3.6 million. This premium is being amortized to interest expense ratably over the term of the interest rate cap. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower pays a fixed rate of approximately 5.3% and receives one-month LIBOR, terminating in November 2012 (see "Interest Rate Swaps" below).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the CMBS Loan Documents require the CMBS Borrower to maintain a minimum lease coverage ratio and also contain certain customary affirmative covenants and certain events of default. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined in the CMBS Loan Documents.

  Land Loan

        On February 7, 2008, a wholly-owned, indirect subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn and the proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. The borrower has the option to request an additional $50 million under the Land Loan to purchase certain real property. Borrowings under the Land Loan bear interest at LIBOR plus 3.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 2.5% per annum, at the borrower's request. The borrower is required to hedge the interest rate such that it will not exceed 6.5%. As a result, the borrower entered into an interest rate swap with a notional amount of $200 million in which the borrower pays a fixed rate of 3.0% and receives one-month LIBOR, terminating in February 2011 (see "Interest Rate Swaps" below).

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

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000 beginning March 31, 2008. The Revolver contains no principal amortization. Initial borrowings, including full funding of the Term Loan and $260 million drawn on the Revolver for an aggregate amount of $510 million, were used to repay a portion of the outstanding amounts under the previous revolving facility. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our combined consolidated ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement). As of March 31, 2008, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 2.50%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of March 31, 2008, the fee for the unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 1.50 to 1.00 beginning March 31, 2008 through June 30, 2008, which increases to 1.75 to 1.00 on September 30, 2008 through December 31, 2008, to 2.00 to 1.00 on March 31, 2009 through December 31, 2009, to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011. As of March 31, 2008, the interest coverage ratio was 2.02 to 1.00. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio can be no more than 8.50 to 1.00 beginning March 31, 2008, which reduces to 8.25 to 1.00 on June 30, 2008, to 8.00 to 1.00 on September 30, 2008, to 7.75 to 1.00 on December 31, 2008, to 7.50 to 1.00 on March 31, 2009, to 7.25 to 1.00 on June 30, 2009, to 7.00 to 1.00 on September 30, 2009, to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.5 to 1.00 on June 30, 2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.25 to 1.00 beginning March 31, 2008 through June, 30, 2008 and reduces to 2.00 to 1.00 on September 30, 2008. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business. As of March 31, 2008, our total debt to Adjusted EBITDA and total senior secured debt to Adjusted EBITDA was 7.07 to 1.00 and 1.34 to 1.00, respectively. All obligations under the Credit Agreement are secured by substantially all of our assets with the exception of the collateral securing the CMBS Loans, the Land Loan and other excluded items as described in the Credit Agreement.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. At March 31, 2008, our Consolidated Coverage Ratio (as defined in the Indentures) was 1.88 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolver not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. Annual lease payments for the first year will be approximately $5.3 million and will increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under SFAS 98, "Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of Lease Term; Initial Direct Costs of Direct Financing Leases". Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net in our condensed consolidated balance sheets and it continues to be depreciated. During the three months ended March 31, 2008, we recorded approximately $1.3 million of interest expense related to this lease. Future minimum lease payments related to this lease are approximately $5.3 million, $5.4 million, $5.5 million, $5.5 million and $5.6 million for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

  Interest Rate Swaps

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of March 31, 2008, we had two floating-to-fixed rate interest rate swaps, one with a $1.36 billion notional amount terminating in November 2012 and one with a $200 million notional amount terminating in February 2011, that qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss) with an offsetting adjustment to the carrying value of the related debt. These cash flow hedges convert a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. We paid a weighted-average fixed rate of 5.0% and received one-month LIBOR which approximated 2.9% at March 31, 2008.

        In addition, in January 2008 we entered into a floating-to-fixed rate interest rate swap with a notional amount of $250 million terminating in January 2011, that converts a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. As of March 31, 2008, we paid a fixed rate of 3.0% and received one-month LIBOR which approximated 2.6%. This interest rate swap is not designated as a hedging instrument and as a result, gains or losses resulting from changes in fair value of this swap are recognized in earnings in the period of the change. For the three months ended March 31, 2008, we recorded a $2.4 million loss on the condensed consolidated statement of operations related to the change in fair value of this interest rate swap.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense of approximately $5.1 million for the three months ended March 31, 2008 and a reduction of interest expense of approximately $186,000 for the three months ended March 31, 2007.

  Aliante Station Financing

        In October 2007, we completed financing for Aliante Station (the "Aliante Financing"). The Aliante Financing was completed with a group of banks and provides for borrowings up to $430 million at a margin above the LIBOR rate of up to 325 basis points. The loan requires initial equity contributions from each partner, Station and G.C. Investments, LLC (G.C. Investments, LLC being principally owned by members of the Greenspun family) of $105 million, which had been contributed as of March 31, 2008. The loan also requires equity contributions for a completion guarantee, if necessary, for project costs that exceed $618 million exclusive of land acquisition costs and financing costs. The completion guarantee is a joint and several obligation of each partner, with G.C. Investment, LLC's obligation collateralized.

  Green Valley Ranch Financing

        On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the "Green Valley Facility"). Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving facility and term loan, as well as fund an equal distribution to the members which was comprised of approximately $185 million in cash distributions to each member and a $100 million loan to each member or a wholly-owned subsidiary of such member, in each case evidenced by a promissory note from each member for total distributions of approximately $570 million. Effective January 1, 2008, Green Valley Ranch distributed to its member, or cancelled, as applicable, the $200 million in notes receivable, and the related accrued interest thereon. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on our consolidated balance sheet at December 31, 2007 was eliminated during the three months ended March 31, 2008 with a corresponding reduction in our investments in joint ventures.

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At March 31, 2008, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Dividends

        During the three months ended March 31, 2007, we paid a quarterly cash dividend of $0.2875 per share to stockholders of record on February 26, 2007 for approximately $16.5 million. Subsequent to the Merger on November 7, 2007, no dividends have been declared.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At March 31, 2008, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Preferred Stock

        We are authorized to issue up to 10,000 shares of preferred stock, $0.01 par value per share, of which none are issued. The Board of Directors, without further action by the holders of our common stock, may issue shares of preferred stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation rates, liquidation preferences, conversion rights and the description and number of shares constituting any wholly unissued series of preferred stock. Except as described above, our Board of Directors, without further stockholder approval, may issue shares of preferred stock with rights that could adversely affect the rights of the holders of our common stock. The issuance of shares of preferred stock under certain circumstances could have the effect of delaying or preventing a change of control of Station or other corporate action.

  Treasury Stock

        During the three months ended March 31, 2007, we repurchased 22,612 shares of our common stock for approximately $1.9 million, which were withheld to offset tax withholding obligations that occur upon vesting of restricted shares. As of November 7, 2007 upon the consummation of the Merger, all treasury stock was cancelled and retired.

Critical Accounting Policies

        A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. There were no material changes to our critical accounting policies during the three months ended March 31, 2008.

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

        The following table provides information about our long-term debt at March 31, 2008 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
CMBS Loans, weighted-average interest rate of approximately 6.8%	November 2012 (a)	$2,475,000	$2,475,000	$2,475,000
Land Loan, weighted-average interest rate of approximately 7.4%	February 2011	200,000	200,000	200,000
Revolver, weighted-average interest rate of approximately 6.7%	August 2012	191,000	191,000	191,000
Term Loan, weighted-average interest rate of approximately 6.4%	August 2012	249,375	249,375	249,375
6% senior notes	April 2012	450,000	425,884	367,313
7 3/4% senior notes	August 2016	400,000	391,627	322,000
6 1/2% senior subordinated notes	February 2014	450,000	396,774	270,000
6 7/8% senior subordinated notes	March 2016	700,000	609,120	413,000
6 5/8% senior subordinated notes	March 2018	300,000	252,663	172,500
Other debt, weighted-average interest rate of approximately 7.9%	2009-2026	83,067	82,777	82,777
Market value of interest rate swaps		133,658	133,658	133,658

Total		$5,632,100	$5,407,878	$4,876,623

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

        The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	Current Portion as of March 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$3,710	$5,336	$—	$—	$425,884	$1,650,183	$2,085,113
Weighted-average interest rate	7.6%	6.0%	—	—	7.6%	8.9%	8.6%
Variable-rate	$2,577	$3,051	$202,574	$2,577	$2,905,457	$72,871	$3,189,107
Weighted-average interest rate	6.4%	6.3%	7.4%	6.4%	6.8%	5.8%	6.8%
Interest rate swaps:
Notional amount	$—	$—	$450,000	$—	$1,362,500	$—	$1,812,500
Average payable rate	—	—	3.0%	—	5.3%	—	4.7%
Average receivable rate	—	—	2.8%	—	2.8%	—	2.8%

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

Part II—OTHER INFORMATION

Item 1.    Legal Proceedings

  Luckevich, Scott and St. Cyr Litigation

        On February 4, 2008, Josh Luckevich, Cathy Scott and Julie St. Cyr filed a purported class action complaint in the United States District Court for the District of Nevada, Case No. CV-00141, against the Company. The plaintiffs are all former employees of the Company. The complaint alleges that the Company (i) failed to pay its employees for all hours worked, (ii) failed to pay overtime, (iii) failed to timely pay wages and (iv) unlawfully converted certain earned wages. The complaint seeks, among other relief, class certification of the lawsuit, compensatory damages in excess of $5,000,000, punitive damages and an award of attorneys' fees and expenses to plaintiffs' counsel. The Company filed a response to the complaint on March 10, 2008. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend the same.

Item 1A.    Risk Factors

        A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. There were no material changes to those risk factors during the three months ended March 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities—None.

Item 4.    Submission of Matters to a Vote of Security Holders—None.

Item 5.    Other Information—None.

Item 6.    Exhibits

  (a)
  Exhibits—

No. 4.1—	Amended and Restated Loan and Security Agreement dated as of March 19, 2008 by and among German American Capital Corporation and JPMorgan Chase Bank, N.A. and FCP PropCo, LLC
No. 4.2—
Amended and Restated Mezzanine Loan and Security Agreement (First Mezzanine), dated as of March 19, 2008, by and among FCP Mezzco Borrower I, LLC, German American Capital Corporation and JPMorgan Chase Bank, N.A.
No. 4.3—
Amended and Restated Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of March 19, 2008, by and among FCP Mezzco Borrower II, LLC, German American Capital Corporation and JPMorgan Chase Bank, N.A.
No. 4.4—
Amended and Restated Mezzanine Loan and Security Agreement (Third Mezzanine), dated as of March 19, 2008, by and among FCP Mezzco Borrower III, LLC, German American Capital Corporation and JPMorgan Chase Bank, N.A.
No. 4.5—	Mezzanine Loan and Security Agreement (Fourth Mezzanine), dated as of March 19, 2008, by and among FCP Mezzco Borrower IV, LLC, German American Capital Corporation and JPMorgan Chase Bank, N.A.

No. 10.1—
First Amendment to Master Lease Agreement dated as of March 19, 2008, by and between FCP PropCo, LLC and the Company amending the Master Lease Agreement dated as of November 7, 2007 by and between FCP PropCo, LLC and the Company
No. 10.2—
First Amendment to Sublease Agreement (Boulder Station) dated as of March 19, 2008 by and between the Company and Boulder Station, Inc. amending the Sublease (Boulder Station) dated as of November 7, 2007 by and between the Company and Boulder Station, Inc.
No. 10.3—
First Amendment to Sublease Agreement (Red Rock) dated as of March 19, 2008 by and between the Company and Charleston Station, Inc. amending the Sublease Agreement (Red Rock) dated as of November 7, 2007 by and between the Company and Charleston Station, Inc.
No. 10.4—
First Amendment to Sublease Agreement (Sunset Station) dated as of March 19, 2008 by and between the Company and Sunset Station, Inc. amending the Sublease (Sunset Station) dated as of November 7, 2007 by and between the Company and Sunset Station, Inc.
No. 10.5—
First Amendment to Sublease Agreement (Palace Station) dated as of March 19, 2008 by and between the Company and Palace Station Hotel & Casino, Inc. amending the Sublease (Palace Station) dated as of November 7, 2007 by and between the Company and Palace Station Hotel & Casino, Inc.
No. 31.1—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 32.2—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATION CASINOS, INC., Registrant
DATE: May 9, 2008	/s/ THOMAS M. FRIEL Thomas M. Friel Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

QuickLinks

STATION CASINOS, INC. INDEX
STATION CASINOS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)
STATION CASINOS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands) (unaudited)
STATION CASINOS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands) (unaudited)
STATION CASINOS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds— None.
  Item 3. Defaults Upon Senior Securities— None.
  Item 4. Submission of Matters to a Vote of Security Holders— None.
  Item 5. Other Information— None.
  Item 6. Exhibits
SIGNATURE