Form 10-K/A
period 2007-12-31
STATION CASINOS INC
filed 2008-08-11
CIK 898660

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

         Documents Incorporated by Reference

None

 Explanatory Note

        The registrant filed with the Securities and Exchange Commission (the "SEC") (i) an Annual Report on Form 10-K for the year ended December 31, 2007 on March 5, 2008 (the "Initially Filed Form 10-K"), and (ii) an Amendment No. 1 on Form 10-K/A to the Initially Filed Form 10-K on April 28, 2008 ("Amendment No. 1"). The registrant is filing this Amendment No. 2 on Form 10-K/A to amend and restate the following from Part II of the Initially Filed Form 10-K ("Part II"):

  •
  Item 6. "Selected Financial Data";

  •
  Item  7. "Management's Discussion and Analysis of Financial Condition and Results of Operations";

  •
  Item 7A. "Quantitative and Qualitative Disclosures about Market Risk"; and

  •
  Item 8. "Financial Statements and Supplemental Data".

        We are amending and restating Part II to recognize the acquisition of an interest rate swap, with an approximate fair value of $42.7 million, associated with $1.36 billion of the Company's CMBS Loans, from Fertitta Colony Partners and eliminate the hedge accounting treatment related to such interest rate swap.

        In addition, as required by Rule 12b-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 2 on Form 10-K/A under Item 15 of Part IV hereof.

 PART II

ITEM 6.    SELECTED FINANCIAL DATA (Restated)

        The selected consolidated financial data presented below for the successor period from November 8, 2007 through December 31, 2007 (the "Successor Period") and the period then ended, the predecessor period from January 1, 2007 through November 7, 2007 (the "Predecessor Period"), and as of and for the fiscal years ended December 31, 2006, 2005, 2004, and 2003 have been derived from our consolidated financial statements which, except for 2004 and 2003, are contained elsewhere in this Annual Report on Form 10-K/A. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K/A.

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
			For the Year Ended December 31,
			2006(b)	2005	2004(c)	2003(d)
	As Restated(a) (in thousands)	(in thousands)

Operating Results:
Net revenues	$209,711	$1,237,284	$1,339,024	$1,108,833	$986,742	$858,089
Operating costs and expenses, excluding the following items (e):	461,661	937,745	980,813	772,927	721,957	655,844
Development (f)	1,294	7,068	9,036	8,747	10,683	4,306
Preopening (g)	251	1,880	29,461	6,560	848	—
Merger transaction costs (h)	—	156,500	2,526	—	—	—
Impairment loss (i)	—	16,631	—	—	—	18,868
Management agreement/lease terminations (j)	—	3,825	1,053	14,654	—	—
Litigation settlement (k)	—	—	—	—	—	38,000

Operating (loss) income	(253,495)	113,635	316,135	305,945	253,254	141,071
Earnings from joint ventures	5,875	34,247	41,854	38,281	26,328	20,604

Operating (loss) income and earnings from joint ventures	(247,620)	147,882	357,989	344,226	279,582	161,675
Loss on early retirement of debt (l)	(20,311)	—	—	(1,278)	(93,265)	—
Change in fair value of derivative instrument (m)	(30,686)	—	—	—	—	—
Interest expense, net	(66,019)	(220,873)	(178,537)	(86,721)	(81,088)	(93,498)

(Loss) income before income taxes	(364,636)	(72,991)	179,452	256,227	105,229	68,177
Income tax benefit (provision)	26,736	15,335	(69,240)	(94,341)	(38,879)	(23,834)

Net (loss) income	$(337,900)	$(57,656)	$110,212	$161,886	$66,350	$44,343

Balance Sheet Data:
Total assets	$8,988,666		$3,716,696	$2,929,043	$2,045,584	$1,745,972
Long-term debt	5,171,149		3,468,828	1,944,328	1,338,213	1,168,957
Stockholders' equity (deficit)	2,571,062		(186,858)	630,814	488,921	339,939

(a)
Amounts have been restated as discussed in Note 21 to the consolidated financial statements in this Amendment No. 2 on Form 10K/A.

(b)
On April 18, 2006, we opened Red Rock.

(c)
On August 2, 2004, we purchased Magic Star and Gold Rush.

(d)
On January 27, 2003, we purchased Wildfire. We opened Thunder Valley on June 9, 2003, which we manage on behalf of the UAIC (see Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K/A).

(e)
Upon consummation of the Merger, equity-based awards in FCP and Fertitta Partners were issued (see Note 14 to the Consolidated Financial Statements in this Annual Report on Form 10-K/A), which vest immediately or over five years, and as such, expense of approximately $287.7 million related to this issuance was recorded during the Successor Period.

(f)
During the last half of 2003, we increased our development resources in an effort to identify potential gaming opportunities. Development expenses include costs to identify potential gaming opportunities, the internal costs incurred to bring the Native American projects currently under contract to fruition and other development opportunities, which include payroll, travel and legal expenses. Also included in development expense for 2004 is a $2.0 million non-reimbursable milestone payment related to the Gun Lake project in Michigan. During 2003, $2.0 million of costs related to the Graton Rancheria project were expensed after achieving certain milestones on the project and are also not reimbursable (see Note 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K/A).

(g)
Preopening expenses for the Successor Period and the Predecessor Period primarily related to projects under development. Preopening expenses for the years ended December 31, 2006, 2005 and 2004 include costs primarily related to the opening of Red Rock.

(h)
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

(i)
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

(j)
During the Predecessor Period, we recorded management agreement/lease termination expense primarily due to the termination of the management agreement related to Cherry nightclub at Red Rock. During the years ended December 31, 2006 and 2005, we recorded management agreement/lease terminations primarily related to land adjacent to the current Wild Wild West property.

(k)
On February 9, 2004, we entered into an agreement to settle a lawsuit that centered on allegations of improper conduct by our former Missouri legal counsel for $38 million.

(l)
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

(m)
During the Successor Period, we recorded a loss of $30.7 million related to the change in fair value of our $1.36 billion notional amount interest rate swap not designated as a hedging instrument for accounting purposes.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)

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

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K/A.

Results of Operations (Restated)

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

         Change in Fair Value of Derivative Instrument.    During the Successor Period, we recorded a loss of $30.7 million for the change in fair value of our $1.36 billion notional amount interest rate swap not designated as a hedge for accounting purposes. There was no such loss in prior periods.

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

(a)
Includes interest related to interest rate swaps estimated based on the notional amount and net interest spread as of December 31, 2007. Interest related to the Term Loan, the Revolver and the CMBS Loans is estimated based on the outstanding balance and interest rate as of December 31, 2007. See Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K/A.

(b)
See Note 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K/A.

(c)
Other long-term obligations are comprised of employment contracts, long-term stay-on agreements, slot conversion purchases and the purchases of land.

        As further discussed in Note 17 to the Consolidated Financial Statements in this Annual Report on Form 10-K/A, we adopted the provisions of FIN 48 on January 1, 2007. We had $3.3 million of unrecognized tax benefits as of December 31, 2007. Due to the inherent uncertainty of the underlying tax positions, it is not possible to assign the liability as of December 31, 2007 to any particular years in the table.

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

Description of Certain Indebtedness and Capital Stock (Restated)

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

  CMBS Loans (Restated)

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

        The CMBS Loans are collateralized by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2009, subject to three one-year extensions as defined in the CMBS Loans. Interest on the CMBS Loans is equal to one-month LIBOR plus 2.3% per annum. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased an interest rate cap with a $1.11 billion notional amount and a strike price of 5.77% for an initial premium of $3.6 million. This premium is being amortized to interest expense ratably over the term of the interest rate cap. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion terminating in November 2012. As of December 31, 2007, we paid a fixed rate of 5.3% and received one-month LIBOR which approximated 5.0%. Although economically effective, this interest rate swap is not designated as a hedging instrument for accounting purposes, resulting in the gain or loss reported in earnings. For the year ended December 31, 2007, we recorded a loss of $30.7 million, related to the change in fair value of this interest rate swap on our consolidated statement of operations.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Restated)

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

        The following table provides information about our long-term debt at December 31, 2007 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands, restated):

	Maturity date	Face amount	Carrying value	Estimated fair value
CMBS Loans, weighted average interest rate of approximately 7.8%	November 2012 (a)	$2,475,000	$2,475,000	$2,475,000
Revolver, weighted-average interest rate of approximately 8.2%	August 2012	650,000	293,100	293,100
Term Loan, weighted-average interest rate of approximately 8.0%	August 2012	250,000	250,000	250,000
6% senior notes	April 2012	450,000	424,608	400,500
7 3/4% senior notes	August 2016	400,000	391,455	360,000
6 1/2% senior subordinated notes	February 2014	450,000	395,093	337,500
6 7/8% senior subordinated notes	March 2016	700,000	607,214	511,000
6 5/8% senior subordinated notes	March 2018	300,000	251,937	205,500
Other debt, weighted-average interest rate of approximately 8.0%	2009-2026	83,100	82,742	82,742

Total		$5,758,100	$5,171,149	$4,915,342

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Restated)

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

As discussed in Note 21, the Company has restated previously issued financial statements as of December 31, 2007 (Successor) and for the period from November 8, 2007 through December 31, 2007 (Successor).

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
February 28, 2008, except for Note 21
as to which the date is August 11, 2008

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company at December 31, 2007 (Successor) and 2006 (Predecessor), and the consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from November 8, 2007 through December 31, 2007, (Successor), the period from January 1, 2007 through November 7, 2007 (Predecessor) and for each of the two years in the period ended December 31, 2006 (Predecessor) of the Company and our report dated February 28, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Las Vegas, Nevada
February 28, 2008

STATION CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	Successor	Predecessor
	December 31, 2007	December 31, 2006
	(As Restated— See Note 21)

ASSETS
Current assets:
Cash and cash equivalents	$96,392	$116,898
Restricted cash	966	—
Receivables, net	48,680	40,762
Inventories	12,496	9,676
Prepaid gaming tax	21,541	21,519
Prepaid expenses	14,472	12,696

Total current assets	194,547	201,551
Property and equipment, net	3,563,497	2,586,473
Goodwill	2,964,938	154,498
Intangible assets, net	1,002,617	—
Land held for development	516,186	214,374
Investments in joint ventures	391,953	253,577
Native American development costs	200,667	181,153
Other assets, net	154,261	125,070

Total assets	$8,988,666	$3,716,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,610	$341
Accounts payable	16,954	19,558
Construction contracts payable	23,151	58,318
Accrued expenses and other current liabilities	178,018	173,689

Total current liabilities	220,733	251,906
Long-term debt, less current portion	5,168,539	3,468,487
Deferred income tax, net	789,644	109,788
Due to unconsolidated affiliate	100,000	—
Other long-term liabilities, net	138,688	73,373

Total liabilities	6,417,604	3,903,554

Commitments and contingencies
Stockholders' equity (deficit):
Successor:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	—
Predecessor:
Common stock, par value $0.01; authorized 135,000,000 shares; 80,507,427 shares issued	—	593
Treasury stock, 23,245,751 shares, at cost	—	(1,039,804)
Additional paid-in capital	2,920,526	582,739
Accumulated other comprehensive loss	(11,981)	(10,782)
Retained (deficit) earnings	(337,900)	280,396

Total stockholders' equity (deficit)	2,571,062	(186,858)

Total liabilities and stockholders' equity (deficit)	$8,988,666	$3,716,696

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(As Restated— See Note 21)

Operating revenues:
Casino	$151,867	$879,097	$969,147	$825,995
Food and beverage	37,885	210,698	211,579	146,774
Room	14,926	97,514	82,431	61,238
Other	12,543	64,800	70,245	52,550
Management fees	9,708	78,077	99,485	95,144

Gross revenues	226,929	1,330,186	1,432,887	1,181,701
Promotional allowances	(17,218)	(92,902)	(93,863)	(72,868)

Net revenues	209,711	1,237,284	1,339,024	1,108,833

Operating costs and expenses:
Casino	60,946	331,009	348,659	286,503
Food and beverage	27,236	149,998	152,300	102,970
Room	5,548	32,103	29,962	21,094
Other	4,363	24,586	26,244	17,799
Selling, general and administrative	37,567	217,596	230,278	181,670
Corporate	292,955	47,541	60,540	57,619
Development	1,294	7,068	9,036	8,747
Depreciation and amortization	32,292	136,498	131,094	101,356
Loss (gain) on asset disposals, net	754	(1,586)	1,736	3,916
Preopening	251	1,880	29,461	6,560
Merger transaction costs	—	156,500	2,526	—
Impairment loss	—	16,631	—	—
Management agreement/lease terminations	—	3,825	1,053	14,654

	463,206	1,123,649	1,022,889	802,888

Operating (loss) income	(253,495)	113,635	316,135	305,945
Earnings from joint ventures	5,875	34,247	41,854	38,281

Operating (loss) income and earnings from joint ventures	(247,620)	147,882	357,989	344,226

Other expense:
Interest expense, net	(61,276)	(197,370)	(171,729)	(80,378)
Interest and other expense from joint ventures	(4,743)	(23,503)	(6,808)	(6,343)
Change in fair value of derivative instrument	(30,686)	—	—	—
Loss on early retirement of debt	(20,311)	—	—	(1,278)

	(117,016)	(220,873)	(178,537)	(87,999)

(Loss) income before income taxes	(364,636)	(72,991)	179,452	256,227
Income tax benefit (provision)	26,736	15,335	(69,240)	(94,341)

Net (loss) income	$(337,900)	$(57,656)	$110,212	$161,886

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(amounts in thousands)

	Common stock	Non-voting common stock	Treasury stock	Additional paid-in capital	Deferred compensation- restricted stock	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total stockholders' (deficit) equity
Predecessor:
Balances, December 31, 2004	$561	$—	$(137,714)	$567,939	$(77,598)	$(611)	$136,344	$488,921
Exercise of stock options	16	—	—	50,744	—	—	—	50,760
Issuance of restricted stock, net	1	—	—	8,669	(8,670)	—	—	—
Amortization of deferred compensation	—	—	—	—	12,669	—	—	12,669
Purchase of treasury stock, at cost (0.3 million shares)	—	—	(21,414)	—	—	—	—	(21,414)
Interest rate swap market value adjustment, net of tax	—	—	—	—	—	635	—	635
Dividends paid	—	—	—	—	—	—	(62,643)	(62,643)
Net income	—	—	—	—	—	—	161,886	161,886

Balances, December 31, 2005	578	—	(159,128)	627,352	(73,599)	24	235,587	630,814
SFAS 123R adoption reclass	—	—	—	(73,599)	73,599	—	—	—
Exercise of stock options	1	—	—	4,706	—	—	—	4,707
Issuance of restricted stock, net	14	—	—	(14)	—	—	—	—
Share-based compensation expense	—	—	—	24,294	—	—	—	24,294
Purchase of treasury stock, at cost (12.7 million shares)	—	—	(880,676)	—	—	—	—	(880,676)
Interest rate swap market value adjustment, net of tax	—	—	—	—	—	(636)	—	(636)
Adoption of SFAS 158, net of tax	—	—	—	—	—	(10,170)	—	(10,170)
Dividends paid	—	—	—	—	—	—	(65,403)	(65,403)
Net income	—	—	—	—	—	—	110,212	110,212

Balances, December 31, 2006	593	—	(1,039,804)	582,739	—	(10,782)	280,396	(186,858)
Adoption of FIN 48	—	—	—	—	—	—	(522)	(522)
Exercise of stock options	—	—	—	2,366	—	—	—	2,366
Share-based compensation expense	—	—	—	143,714	—	—	—	143,714
Purchase of treasury stock, at
cost (1.3 million shares)	—	—	(110,164)	—	—	—	—	(110,164)
Interest rate swap market value adjustment, net of tax	—	—	—	—	—	(7,179)	—	(7,179)
Unrealized gain on available-for-
sale securities, net of tax	—	—	—	—	—	607	—	607
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	—	513	—	513
Dividends paid	—	—	—	—	—	—	(49,050)	(49,050)
Net loss	—	—	—	—	—	—	(57,656)	(57,656)

Balances, November 7, 2007	$593	$—	$(1,149,968)	$728,819	$—	$(16,841)	$173,168	$(264,229)

Successor:
Balances, November 8, 2007	$—	$97	$—	$(68,993)	$—	$(16,841)	$—	$(85,737)
Cash investment by FCP	—	317	—	2,703,984	—	—	—	2,704,301
Cash investment by management	—	3	—	1,841	—	—	—	1,844
Interest rate swap acquired from FCP, net of tax*	—	—	—	(27,739)	—	—	—	(27,739)
Share-based compensation expense	—	—	—	288,130	—	—	—	288,130
Excess tax benefit from exercise of stock options	—	—	—	23,303	—	—	—	23,303
Interest rate swap market value adjustment, net of tax*	—	—	—	—	—	1,314	—	1,314
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	(119)	—	(119)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	—	3,665	—	3,665
Net loss*	—	—	—	—	—	—	(337,900)	(337,900)

Balances, December 31, 2007*	$—	$417	$—	$2,920,526	$—	$(11,981)	$(337,900)	$2,571,062

*
As Restated. See Note 21.

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(As Restated— See Note 21)

Cash flows from operating activities:
Net (loss) income	$(337,900)	$(57,656)	$110,212	$161,886

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,292	136,498	131,094	101,356
Change in fair value of derivative instrument	30,686	—	—	—
Tax benefit from exercise of stock options	—	—	—	31,803
Excess tax benefit from exercise of stock options	(23,303)	—	(3,145)	—
Share-based compensation	288,130	143,714	24,294	12,669
Earnings from joint ventures	(1,132)	(10,744)	(35,046)	(31,938)
Distributions of earnings from joint ventures	—	82,115	890	11,867
Amortization of debt discount and issuance costs	5,907	4,392	4,731	3,262
Loss on early retirement of debt	20,311	—	—	1,278
Impairment loss	—	16,631	—	—
Changes in assets and liabilities:
Receivables, net	2,786	(10,704)	(21,158)	1,848
Inventories and prepaid expenses	1,439	(6,057)	(9,836)	(4,419)
Deferred income tax	(3,348)	(24,023)	38,739	59,481
Accounts payable	(10,422)	7,818	6,947	2,260
Accrued expenses and other current liabilities	18,454	(13,342)	39,589	19,885
Other, net	(5,211)	4,831	6,062	5,653

Total adjustments	356,589	331,129	183,161	215,005

Net cash provided by operating activities	18,689	273,473	293,373	376,891

Cash flows from investing activities:
Acquisition of Station Casinos, Inc. including direct Merger costs	(4,217,469)	—	—	—
Capital expenditures	(55,510)	(530,364)	(754,988)	(830,805)
Proceeds from sale of land, property and equipment	105	10,019	18,002	22,143
Investments in joint ventures, net	(27,983)	(81,552)	(39,759)	(1,295)
Distributions in excess of earnings from joint ventures	488	106,999	—	—
Construction contracts payable	(19,619)	(15,548)	(24,833)	46,853
Native American development costs	(2,454)	(17,060)	(15,909)	(111,900)
Other, net	(1,523)	(2,912)	(18,774)	(10,323)

Net cash used in investing activities	(4,323,965)	(530,418)	(836,261)	(885,327)

Cash flows from financing activities:
Cash equity contributions	2,706,145	—	—	—
Proceeds from issuance of CMBS loans	2,475,000	—	—	—
Borrowings under the Revolver with maturity dates less than three months, net	293,100	—	—	—
Borrowings under the Term Loan with maturity dates greater than three months	250,000	—	—	—
(Payments) borrowings under Revolving Facility with maturity dates less than three months, net	(1,383,300)	227,500	825,800	278,500
Proceeds from issuance of related party promissory note	—	100,000	—	—
Proceeds from financing transaction	—	70,000	—	—
Proceeds from the issuance of senior and senior subordinated notes, net	—	—	698,500	358,250
Redemption of senior and senior subordinated notes	—	—	—	(34,272)
Purchase of treasury stock	—	(110,164)	(880,676)	(21,414)
Payment of dividends	—	(49,050)	(65,403)	(62,643)
Debt issuance costs	(60,086)	(8)	(8,660)	(11,381)
Exercise of stock options	—	560	1,562	18,957
Excess tax benefit from exercise of stock options	23,303	—	3,145	—
Other, net	(1,229)	(56)	(34)	(426)

Net cash provided by financing activities	4,302,933	238,782	574,234	525,571

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(amounts in thousands)

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(As Restated— See Note 21)

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(2,343)	(18,163)	31,346	17,135
Balance, beginning of period	98,735	116,898	85,552	68,417

Balance, end of period	$96,392	$98,735	$116,898	$85,552

Supplemental cash flow disclosures:
Cash paid for interest, net of $3,083, $16,309, $29,638 and $22,287 capitalized	$21,446	$219,129	$137,464	$75,424
Cash (received) paid for income taxes, net	$—	$(15,871)	$34,283	$3,036
Supplemental disclosure of non-cash items:
Rollover equity	$1,044,590	$—	$—	$—
Assets assumed in Merger	$7,759	$—	$—	$—
Liabilities assumed in Merger	$(3,542)	$—	$—	$—
Capital expenditures financed by debt	$—	$3,453	$1,788	$—
Land contributed to joint ventures, net	$—	$—	$50,708	$—
Investment in MPM	$—	$—	$—	$3,467
Interest rate swap acquired from FCP	$(42,675)	$—	$—	$—

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

2. Acquisition of Station Casinos, Inc. (Restated)

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

$4,217

  Pro Forma Financial Information (Restated)

        The following unaudited pro forma results of operations assume that the Merger occurred at the beginning of the respective fiscal years. This unaudited pro forma information should not be relied upon as

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisition of Station Casinos, Inc. (Restated) (Continued)

necessarily being indicative of the results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be reported in the future. The pro forma financial information for each year presented contains an adjustment of $286.3 million for the immediate vesting of Class B Units.

	For the Year Ended December 31,
	2007	2006
	(As Restated— See Note 21)
	(amounts in thousands)
Net revenue	$1,446,995	$1,339,024
Operating loss	(32,102)	(191,800)
Interest expense, net	366,995	355,149
Net loss	(539,949)	(382,168)

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Debt (Restated)

        Long-term debt consists of the following (amounts in thousands):

	Successor	Predecessor
	December 31, 2007	December 31, 2006
	(As Restated— See Note 21)

CMBS mortgage loan and related mezzanine financings, due November 12, 2009, interest at a margin above LIBOR (7.8% at December 31, 2007)	$2,475,000	$—
Revolver, $650 million limit at December 31, 2007, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (8.2% at December 31, 2007)	293,100	—
Term Loan, $250 million December 31, 2007, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (8.0% at December 31, 2007)	250,000	—
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $25.4 million and $1.3 million at December 31, 2007 and 2006, respectively	424,608	448,742
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011, net of unamortized discount of $8.5 million at December 31, 2007	391,455	400,000
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009, net of unamortized discount of $54.9 million at December 31, 2007	395,093	450,000
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized discount of $92.8 million at December 31, 2007 and premium of $7.4 million December 31, 2006	607,214	707,427
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $48.1 million and $1.4 million at December 31, 2007 and 2006, respectively	251,937	298,568
Other long-term debt, weighted-average interest of 8.0% and 7.1% at December 31, 2007 and 2006, respectively, maturity dates ranging from 2009 to 2026	82,742	9,196
Revolving Facility, $2.0 billion limit at December 31, 2006, terminated in November 2007, interest was at a margin above the Alternate Base Rate or the Eurodollar Rate (7.6% at December 31, 2006)	—	1,155,800

Total long-term debt	5,171,149	3,469,733
Current portion of long-term debt	(2,610)	(341)
Market value of interest rate swaps	—	(905)

Total long-term debt, net	$5,168,539	$3,468,487

        In connection with the Merger discussed in Note 1, the assumption of our liabilities required long-term debt to be adjusted to reflect the push down of the Investors' new basis as required by SFAS 141.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Debt (Restated) (Continued)

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Debt (Restated) (Continued)

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

  CMBS Loans (Restated)

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

        The CMBS Loans are collateralized by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2009, subject to three one-year extensions as defined in the CMBS Loans. Interest on the CMBS Loans is equal to one-month LIBOR plus 2.3% per annum. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased an interest rate cap with a $1.11 billion notional amount and a strike price of 5.77% for an initial premium of $3.6 million. This premium is being amortized to interest expense ratably over the term of the interest rate cap. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion terminating in November 2012. As of December 31, 2007, we paid a fixed rate of 5.3% and received one-month LIBOR which approximated 5.0%. Although economically effective, this interest rate swap is not designated as a hedging instrument for accounting purposes, resulting in the gain or loss reported in earnings. For the year ended December 31, 2007, we recorded a loss of $30.7 million, related to the change in fair value of this interest rate swap on our consolidated statement of operations.

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Debt (Restated) (Continued)

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

10. Long-term Debt (Restated) (Continued)

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

13. Stockholders' Equity (Restated)

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

13. Stockholders' Equity (Restated) (Continued)

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

13. Stockholders' Equity (Restated) (Continued)

  Treasury Stock

        During the Predecessor Period, we repurchased approximately 1.3 million shares of our common stock for approximately $110.2 million, primarily through open market purchases. As of November 7, 2007, upon consummation of the Merger, all of our treasury stock was cancelled and retired.

  Other Comprehensive Income (Restated)

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

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(As Restated- See Note 21)

Net (loss) income	$(337,900)	$(57,656)	$110,212	$161,886
Mark-to-market valuation of interest rate swaps, net of tax	1,314	(7,179)	(636)	635
Unrealized (loss) gain on available-for-sale securities, net of tax	(119)	607	—	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	3,665	513	—	—

Comprehensive (loss) income	$(333,040)	$(63,715)	$109,576	$162,521

        The components of accumulated other comprehensive loss are as follows (amounts in thousands):

	Successor	Predecessor
	December 31, 2007	December 31, 2006
	(As Restated- See Note 21)

Mark-to-market valuation of interest rate swaps, net of tax	$(6,477)	$(612)
Unrealized gain on available-for-sale securities, net of tax	488	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(5,992)	—
Adoption of SFAS 158, net	—	(10,170)

Accumulated other comprehensive loss	$(11,981)	$(10,782)

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

17. Income Taxes (Restated)

        We file a consolidated federal income tax return. For financial reporting purposes, we recorded an income tax benefit of $26.7 million and $15.3 million for the Successor Period and Predecessor Period, respectfully, and a provision for income taxes of $69.2 million and $94.3 million for the years ended December 31, 2006 and 2005, respectively.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Restated) (Continued)

        The (benefit) provision for income taxes attributable to net income consists of the following (amounts in thousands):

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(As Restated— See Note 21)

Current	$(8,768)	$(8,399)	$30,753	$31,864
Deferred	(17,968)	(6,936)	38,487	62,477

Total income taxes	$(26,736)	$(15,335)	$69,240	$94,341

        The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Successor	Predecessor
	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(As Restated— See Note 21)

Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Lobbying and political	—	(0.3)	0.3	0.2
Fines and penalties	—	—	—	—
Meals and entertainment	—	—	—	—
Credits earned, net	—	1.2	(0.5)	(0.3)
Nondeductible officers compensation	—	1.8	3.4	1.7
Non-deductible transaction costs	—	(10.8)	—	—
Vesting of Class B and Class C Units	(27.7)	—	—	—
Golden parachute	—	(5.3)	—	—
Other, net	—	(0.6)	0.4	0.2

Effective tax rate	7.3%	21.0%	38.6%	36.8%

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

17. Income Taxes (Restated) (Continued)

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

17. Income Taxes (Restated) (Continued)

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Quarterly Financial Information (Unaudited) (Restated)

	Year ended December 31, 2007
	Predecessor				Successor
(amounts in thousands)	Quarter Ended March 31, 2007 (a)	Quarter Ended June 30, 2007 (b)	Quarter Ended September 30, 2007 (c)	Period from October 1, 2007 through November 7, 2007 (d)	Period from November 8, 2007 through December 31, 2007 (e)
					(As Restated— See Note 21)

Net revenues	$372,438	$362,896	$354,128	$147,822	$209,711
Operating income (loss)	92,756	82,016	62,623	(123,760)	(253,495)
Income (loss) before income taxes	41,844	27,151	5,699	(147,685)	(364,636)
Net income (loss)	23,050	15,073	3,709	(99,488)	(337,900)

	Year ended December 31, 2006
(amounts in thousands)	First Quarter (f)	Second Quarter (g)	Third Quarter	Fourth Quarter (h)
Net revenues	$292,470	$341,791	$345,968	$358,795
Operating income	79,102	76,588	76,983	83,462
Income before income taxes	65,641	43,680	32,036	38,095
Net income	41,122	26,793	19,229	23,068

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Financial Statement Restatement

        Subsequent to the issuance of the Company's consolidated financial statements as of December 31, 2007, the Company determined that its financial statements as of December 31, 2007 and for the period from November 8, 2007 through December 31, 2007 should be restated to recognize the acquisition of an interest rate swap, with an approximate fair value of $42.7 million, associated with $1.36 billion of the Company's CMBS Loans, from FCP and eliminate the hedge accounting treatment related to such interest rate swap.

        Prior to the consummation of the merger between FCP, the Company and a wholly-owned subsidiary of FCP on November 7, 2007, FCP entered into a deal-contingent interest rate swap in anticipation of the incurrence of floating rate debt on the CMBS Loan that was to be incurred by the Company in connection with the Merger. Upon consummation of the Merger and execution of the CMBS Loans, the Company acquired the interest rate swap from FCP. Upon acquisition of the interest rate swap, the Company recognized zero value for the interest rate swap and applied the "shortcut" method of cash flow hedge accounting under SFAS 133 which allowed for the assumption of no ineffectiveness. As such, there was no impact on the consolidated statement of operations from the changes in fair value of this interest rate swap. Instead, the changes in fair value of the instrument were recorded in "other comprehensive income". The Company recently concluded that the acquisition of the interest rate swap did not qualify for the "shortcut" method under SFAS 133 in prior periods because the fair value of the deal-contingent swap was not zero on the date the interest rate swap was transferred to the Company. Although management believes the interest rate swap transaction would have qualified for hedge accounting under the "long-haul" method, hedge accounting under SFAS 133 is not allowed retrospectively in connection with the acquisition of the interest rate swap because the hedge documentation required for the "long-haul" method was not in place at the inception of the interest rate swap.

        A summary of the significant effects of the restatement is as follows:

	December 31, 2007
	As Previously Reported	As Restated
	(amounts in thousands)
Additional paid-in capital	$2,948,265	$2,920,526
Accumulated other comprehensive loss	(59,666)	(11,981)
Retained deficit	(317,954)	(337,900)

	Period from November 8, 2007 through December 31, 2007
	As Previously Reported	As Restated
	(amounts in thousands)
Change in fair value of derivative instrument	$—	$(30,686)
Loss before income taxes	(333,950)	(364,636)
Income tax benefit	15,996	26,736
Net loss	(317,954)	(337,900)

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    1.    Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

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

STATION CASINOS, INC.
Dated: August 11, 2008	By:	/s/ FRANK J. FERTITTA III Frank J. Fertitta III Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III Frank J. Fertitta III	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	August 11, 2008
/s/ LORENZO J. FERTITTA Lorenzo J. Fertitta	Vice Chairman and Director	August 11, 2008
/s/ THOMAS M. FRIEL Thomas M. Friel	Executive Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	August 11, 2008
/s/ THOMAS J. BARRACK, JR. Thomas J. Barrack, Jr.	Director	August 11, 2008
/s/ JAMES E. NAVE James E. Nave	Director	August 11, 2008
/s/ JONATHAN H. GRUNZWEIG Jonathan H. Grunzweig	Director	August 11, 2008

QuickLinks

Explanatory Note
PART II
  ITEM 6. SELECTED FINANCIAL DATA (Restated)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Restated)
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Restated)
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
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES