Form 10-Q/A
period 2008-03-31
STATION CASINOS INC
filed 2008-08-11
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

        The registrant filed with the Securities and Exchange Commission (the "SEC") a Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 on May 12, 2008 (the "Originally Filed Form 10-Q"). The registrant is filing this Amendment No. 1 on Form 10-Q/A to amend and restate the following from Part I of the Originally Filed Form 10-Q:

  •
  Item 1. "Financial Statements";

  •
  Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and

  •
  Item 3. "Quantitative and Qualitative Disclosures about Market Risk".

        We are amending and restating the Originally Filed Form 10-Q to recognize the acquisition of an interest rate swap, with an approximate fair value of $42.7 million, associated with $1.36 billion of the Company's CMBS Loans, from Fertitta Colony Partners and eliminate the hedge accounting treatment related to such interest rate swap.

        In addition, as required by Rule 12b-5 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1 on Form 10-Q/A under Item 6 of Part II hereof.

 STATION CASINOS, INC.
INDEX

Part I.    Financial Information

Item 1.    Financial Statements

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	Successor
	March 31, 2008	December 31, 2007
	(unaudited) (As Restated— See Note 14)
ASSETS
Current assets:
Cash and cash equivalents	$84,426	$96,392
Restricted cash	13,413	966
Receivables, net	51,087	48,680
Inventories	11,991	12,496
Prepaid gaming tax	20,266	21,541
Prepaid expenses	16,846	14,472

Total current assets	198,029	194,547
Property and equipment, net	3,061,612	3,072,361
Goodwill	2,964,821	2,964,938
Intangible assets, net	983,138	1,002,617
Land held for development	1,023,148	1,007,322
Investments in joint ventures	304,397	391,953
Native American development costs	194,635	200,667
Other assets, net	154,799	154,261

Total assets	$8,884,579	$8,988,666

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,287	$2,610
Accounts payable	18,229	16,954
Construction contracts payable	13,422	23,151
Accrued expenses and other current liabilities	130,498	178,018

Total current liabilities	168,436	220,733
Long-term debt, less current portion	5,267,933	5,168,539
Deferred income tax, net	758,561	789,644
Other long-term liabilities, net	197,893	138,688
Due to unconsolidated affiliate	—	100,000

Total liabilities	6,392,823	6,417,604

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,923,190	2,920,526
Accumulated other comprehensive loss	(23,087)	(11,981)
Accumulated deficit	(408,764)	(337,900)

Total stockholders' equity	2,491,756	2,571,062

Total liabilities and stockholders' equity	$8,884,579	$8,988,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(As Restated— See Note 14)
Operating revenues:
Casino	$249,442	$264,695
Food and beverage	60,965	61,563
Room	30,300	30,748
Other	19,327	17,428
Management fees	18,746	24,828

Gross revenues	378,780	399,262
Promotional allowances	(26,463)	(26,824)

Net revenues	352,317	372,438

Operating costs and expenses:
Casino	95,771	95,300
Food and beverage	41,686	43,062
Room	10,363	9,416
Other	7,316	6,227
Selling, general and administrative	63,551	61,928
Corporate	12,049	21,310
Development	727	1,029
Depreciation and amortization	57,239	40,222
Loss (gain) on asset disposals, net	64	(46)
Preopening	2,130	1,234
Lease termination	1,500	—

	292,396	279,682

Operating income	59,921	92,756
Earnings from joint ventures	8,526	11,527

Operating income and earnings from joint ventures	68,447	104,283

Other expense:
Interest expense, net	(97,346)	(56,530)
Interest and other expense from joint ventures	(9,254)	(5,909)
Change in fair value of derivative instruments	(58,432)	—

	(165,032)	(62,439)

(Loss) income before income taxes	(96,585)	41,844
Income tax benefit (provision)	25,721	(18,794)

Net (loss) income	$(70,864)	$23,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(As Restated— See Note 14)
Cash flows from operating activities:
Net (loss) income	$(70,864)	$23,050

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	57,239	40,222
Change in fair value of derivative instruments	58,432	—
Amortization of debt discount and issuance costs	9,425	1,275
Share-based compensation	3,441	5,685
Loss (earnings) from joint ventures	728	(5,618)
Distributions of earnings from joint ventures	—	81,233
Excess tax benefit from exercise of stock options	—	(1,182)
Changes in assets and liabilities:
Restricted cash	(12,447)	—
Receivables, net	(2,407)	(627)
Inventories and prepaid expenses	(594)	(2,200)
Deferred income tax	(25,992)	2,113
Accounts payable	1,275	(2,552)
Accrued expenses and other current liabilities	(39,561)	(15,850)
Other, net	(80)	5,308

Total adjustments	49,459	107,807

Net cash (used in) provided by operating activities	(21,405)	130,857

Cash flows from investing activities:
Capital expenditures	(35,206)	(137,983)
Proceeds from sale of land, property and equipment	1,352	81
Investments in joint ventures, net	(35,031)	(15,571)
Distributions in excess of earnings from joint ventures	792	104,824
Construction contracts payable	(9,729)	17,426
Native American development costs	(3,131)	(7,745)
Other, net	(1,597)	(4,763)

Net cash used in investing activities	(82,550)	(43,731)

Cash flows from financing activities:
Payments under Revolver with maturity dates less than three months, net	(102,100)	—
Proceeds from the issuance of Land Loan	200,000	—
Debt issuance costs	(5,253)	(7)
Payments under previous revolving facility with maturity dates less than three months, net	—	(171,400)
Proceeds from issuance of related party promissory note	—	100,000
Purchase of treasury stock	—	(1,944)
Payment of dividends	—	(16,470)
Exercise of stock options	—	539
Excess tax benefit from exercise of stock options	—	1,182
Other, net	(658)	(20)

Net cash provided by (used in) financing activities	91,989	(88,120)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(11,966)	(994)
Balance, beginning of period	96,392	116,898

Balance, end of period	$84,426	$115,904

Supplemental cash flow disclosures:
Cash paid for interest, net of $6,245 and $5,013 capitalized, respectively	$120,023	$83,157

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

	Successor	Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007
Operating earnings from joint ventures	$8,526	$11,527
Interest and other expense from joint ventures	(9,254)	(5,909)

Net (loss) earnings from joint ventures	$(728)	$5,618

5.    Long-term Debt (Restated)

        Long-term debt consists of the following (amounts in thousands):

	Successor
	March 31, 2008	December 31, 2007
	(unaudited) (As Restated— See Note 14)
CMBS mortgage loan and related mezzanine financings, due November 12, 2009, interest at a margin above LIBOR (6.8% and 7.8% at March 31, 2008 and December 31, 2007, respectively)	$2,475,000	$2,475,000
Land Loan, $250 million limit at March 31, 2008, due February 7, 2011, interest at a margin above LIBOR or the Alternate Base Rate (7.4% at March 31, 2008)	200,000	—
Revolver, $650 million limit at March 31, 2008, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (6.7% and 8.2% at March 31, 2008 and December 31, 2007, respectively)	191,000	293,100
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (6.4% and 8.0% at March 31, 2008 and December 31, 2007, respectively)	249,375	250,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2008, net of unamortized discount of $24.1 million and $25.4 million at March 31, 2008 and December 31, 2007, respectively	425,884	424,608
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011, net of unamortized discount of $8.4 million and $8.5 million at March 31, 2008 and December 31, 2007, respectively	391,627	391,455
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009, net of unamortized discount of $53.2 million and $54.9 million at March 31, 2008 and December 31, 2007, respectively	396,774	395,093
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized discount of $90.9 million and $92.8 million at March 31, 2008 and December 31, 2007, respectively	609,120	607,214
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $47.3 million and $48.1 million at March 31, 2008 and December 31, 2007, respectively	252,663	251,937
Other long-term debt, weighted-average interest of 7.9% and 8.0% at March 31, 2008 and December 31, 2007, respectively, maturity dates ranging from 2009 to 2026	82,777	82,742

Total long-term debt	5,274,220	5,171,149
Current portion of long-term debt	(6,287)	(2,610)

Total long-term debt, net	$5,267,933	$5,168,539

5.    Long-term Debt (Restated) (Continued)

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

5.    Long-term Debt (Restated) (Continued)

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

5.    Long-term Debt (Restated) (Continued)

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

  Interest Rate Swaps (Restated)

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of March 31, 2008, we had one floating-to-fixed rate interest rate swap with a $200 million notional amount terminating in February 2011 that qualified and was designated as a cash flow hedge, resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss). This cash flow hedge converts a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. We paid a fixed rate of 3.0% and received one-month LIBOR which approximated 3.1% at March 31, 2008.

        In addition, we have two floating-to-fixed rate interest rate swaps, one with a notional amount of $1.36 billion terminating in November 2012 and one with a notional amount of $250 million terminating in January 2011, each converting a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. As of March 31, 2008, we paid a weighted-average fixed rate of 4.9% and received one-month LIBOR which approximated 2.8%. These interest rate swaps are not designated as hedging instruments and as a result, gains or losses resulting from changes in fair value of these swaps are recognized in earnings in the period of the change. For the three months ended March 31, 2008, we recorded a $58.4 million loss on the condensed consolidated statement of operations related to the change in fair value of these interest rate swaps.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest

5.    Long-term Debt (Restated) (Continued)

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

7.    Stockholders' Equity (Restated)

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

	Successor	Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007
	(As Restated— See Note 14)
Net (loss) income	$(70,864)	$23,050
Mark-to-market valuation of interest rate swaps, net of tax	(10,864)	(3,193)
Unrealized loss on available-for-sale securities, net of tax	(260)	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	18	153

Comprehensive (loss) income	$(81,970)	$20,010

7.    Stockholder's Equity (Restated) (Continued)

        The components of accumulated other comprehensive loss are as follows (amounts in thousands):

	Successor
	March 31, 2008	December 31, 2007
	(unaudited) (As Restated— See Note 14)
Mark-to-market valuation of interest rate swaps, net of tax	$(17,341)	$(6,477)
Unrealized gain on available-for-sale securities, net of tax	228	488
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(5,974)	(5,992)

Accumulated other comprehensive loss	$(23,087)	$(11,981)

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

8.    Share-Based Compensation (Continued)

        At March 31, 2008, we had unearned share-based compensation of approximately $64.0 million associated with Class B Units and Class C Units which is expected to be recognized over a period of approximately 4.8 years. During the three months ended March 31, 2008, 122,576 Class B Units were granted with a weighted-average grant-date fair value of $36.96, which vest equally over five years. In addition, 163,098 Class C Units were granted in the three months ended March 31, 2008 with a weighted average grant-date fair value of $20.50. The Class C Units vest equally over five years.

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

14.    Financial Statement Restatement

        Subsequent to the issuance of the Company's consolidated financial statements for the three months ended March 31, 2008, the Company determined that its financial statements as of December 31, 2007 and for the period from November 8, 2007 through December 31, 2007 and for the three months ended March 31, 2008, should be restated to recognize the acquisition of an interest rate swap, with an approximate fair value of $42.7 million, associated with $1.36 billion of the Company's CMBS Loans, from FCP and eliminate the hedge accounting treatment related to such interest rate swap.

        Prior to the consummation of the merger between FCP, the Company and a wholly-owned subsidiary of FCP on November 7, 2007, FCP entered into a deal-contingent interest rate swap in anticipation of the incurrence of floating rate debt on the CMBS Loan that was to be incurred by the Company in connection

14.    Financial Statement Restatement (Continued)

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

        A summary of the significant effects of the restatement for the three months ended March 31, 2008 is as follows:

	March 31, 2008
	As Previously Reported	As Restated
	(amounts in thousands)
Additional paid-in capital	$2,950,929	$2,923,190
Accumulated other comprehensive loss	(107,208)	(23,087)
Retained deficit	(347,691)	(408,764)

	Three Months Ended March 31, 2008
	As Previously Reported	As Restated
	(amounts in thousands)
Change in fair value of derivative instruments	$(2,377)	$(58,432)
Loss before income taxes	(40,530)	(96,585)
Income tax benefit	10,793	25,721
Net loss	(29,737)	(70,864)

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)
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

  Results of Operations (Restated)

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

         Change in Fair Value of Derivative Instruments.    During the three months ended March 31, 2008, we recorded a loss of $58.4 million for the change in fair value of derivative instruments not designated as hedges for accounting purposes. There was no such expense during the three months ended March 31, 2007.

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

  Interest Rate Swaps (Restated)

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of March 31, 2008, we had one floating-to-fixed rate interest rate swap with a $200 million notional amount terminating in February 2011 that qualified and was designated as a cash flow hedge, resulting in the effective portion of the gain or loss reported as a component of other comprehensive income (loss). This cash flow hedge converts a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. We paid a fixed rate of 3.0% and received one-month LIBOR which approximated 3.1% at March 31, 2008.

        In addition, we have two floating-to-fixed rate interest rate swaps, one with a notional amount of $1.36 billion terminating in November 2012 and one with a notional amount of $250 million terminating in January 2011, each converting a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. As of March 31, 2008, we paid a weighted-average fixed rate of 4.9% and received one-month LIBOR which approximated 2.8%. These interest rate swaps are not designated as hedging instruments and as a result, gains or losses resulting from changes in fair value of these swaps are recognized in earnings in the period of the change. For the three months ended March 31, 2008, we recorded a $58.4 million loss on the condensed consolidated statement of operations related to the change in fair value of these interest rate swaps.

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

        The following table provides information about our long-term debt at March 31, 2008 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands, restated):

	Maturity date	Face amount	Carrying value	Estimated fair value
CMBS Loans, weighted-average interest rate of approximately 6.8%	November 2012 (a)	$2,475,000	$2,475,000	$2,475,000
Land Loan, weighted-average interest rate of approximately 7.4%	February 2011	200,000	200,000	200,000
Revolver, weighted-average interest rate of approximately 6.7%	August 2012	191,000	191,000	191,000
Term Loan, weighted-average interest rate of approximately 6.4%	August 2012	249,375	249,375	249,375
6% senior notes	April 2012	450,000	425,884	367,313
7 3/4% senior notes	August 2016	400,000	391,627	322,000
6 1/2% senior subordinated notes	February 2014	450,000	396,774	270,000
6 7/8% senior subordinated notes	March 2016	700,000	609,120	413,000
6 5/8% senior subordinated notes	March 2018	300,000	252,663	172,500
Other debt, weighted-average interest rate of approximately 7.9%	2009-2026	83,067	82,777	82,777

Total		$5,498,422	$5,274,220	$4,742,965

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

Part II—OTHER INFORMATION

Item 6.    Exhibits

  (a)
  Exhibits—

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
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated) (unaudited)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk (Restated)
  Item 4. Controls and Procedures
  Item 6. Exhibits
SIGNATURE