Form 10-Q
period 2008-06-30
STATION CASINOS INC
filed 2008-08-11
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of July 31, 2008, there were 41.7 shares outstanding of the registrant's voting common stock, $0.01 par value and 41,674,838 shares outstanding of the registrant's non-voting common stock, $0.01 par value.

 STATION CASINOS, INC.
INDEX

Part 1. Financial Information

Item 1.    Financial Statements

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	Successor
	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,417	$96,392
Restricted cash	15,530	966
Receivables, net	47,413	48,680
Inventories	11,438	12,496
Prepaid gaming tax	23,031	21,541
Prepaid expenses	16,309	14,472

Total current assets	184,138	194,547
Property and equipment, net	3,075,420	3,072,361
Goodwill	2,963,496	2,964,938
Intangible assets, net	968,120	1,007,107
Land held for development	1,045,498	1,007,322
Investments in joint ventures	328,862	391,953
Native American development costs	198,607	200,667
Other assets, net	139,818	149,771

Total assets	$8,903,959	$8,988,666

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$5,782	$2,610
Accounts payable	14,698	16,954
Construction contracts payable	13,881	23,151
Accrued expenses and other current liabilities	160,139	178,018

Total current liabilities	194,500	220,733
Long-term debt, less current portion	5,282,776	5,168,539
Deferred income tax, net	763,608	789,644
Other long-term liabilities, net	133,897	138,688
Due to unconsolidated affiliate	—	100,000

Total liabilities	6,374,781	6,417,604

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,926,313	2,920,526
Accumulated other comprehensive loss	(7,377)	(11,981)
Accumulated deficit	(390,175)	(337,900)

Total stockholders' equity	2,529,178	2,571,062

Total liabilities and stockholders' equity	$8,903,959	$8,988,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Operating revenues:
Casino	$238,222	$256,459	$487,664	$521,154
Food and beverage	58,765	62,865	119,730	124,428
Room	27,981	28,556	58,281	59,304
Other	19,755	19,515	39,082	36,943
Management fees	19,326	23,614	38,072	48,442

Gross revenues	364,049	391,009	742,829	790,271
Promotional allowances	(24,947)	(28,113)	(51,410)	(54,937)

Net revenues	339,102	362,896	691,419	735,334

Operating costs and expenses:
Casino	91,440	96,982	187,211	192,282
Food and beverage	40,276	43,992	81,962	87,054
Room	10,202	9,130	20,565	18,546
Other	8,661	7,493	15,977	13,720
Selling, general and administrative	64,253	60,896	127,804	122,824
Corporate	10,385	17,403	22,434	38,713
Development	612	675	1,339	1,704
Depreciation and amortization	58,416	39,975	115,655	80,197
Loss (gain) on asset disposals, net	1,087	(1,693)	1,151	(1,739)
Preopening	2,720	2,227	4,850	3,461
Management agreement/lease termination	100	3,800	1,600	3,800

	288,152	280,880	580,548	560,562

Operating income	50,950	82,016	110,871	174,772
Earnings from joint ventures	6,641	9,361	15,167	20,888

Operating income and earnings from joint ventures	57,591	91,377	126,038	195,660

Other income (expense):
Interest expense, net	(94,003)	(57,263)	(191,349)	(113,793)
Interest and other expense from joint ventures	(7,787)	(6,963)	(17,041)	(12,872)
Change in fair value of derivative instruments	65,140	—	6,708	—

	(36,650)	(64,226)	(201,682)	(126,665)

Income (loss) before income taxes	20,941	27,151	(75,644)	68,995
Income tax (provision) benefit	(2,352)	(12,078)	23,369	(30,872)

Net income (loss)	$18,589	$15,073	$(52,275)	$38,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities:
Net (loss) income	$(52,275)	$38,123

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	115,655	80,197
Change in fair value of derivative instrument	(6,708)	—
Amortization of debt discount and issuance costs	18,537	2,552
Share-based compensation	6,563	11,332
Loss (earnings) from joint ventures	1,874	(8,016)
Distributions of earnings from joint ventures	—	81,776
Excess tax benefit from exercise of stock options	—	(1,289)
Changes in assets and liabilities:
Restricted cash	(14,564)	—
Receivables, net	1,267	4,449
Inventories and prepaid expenses	(2,269)	(10,001)
Deferred income tax	(28,088)	5,001
Accounts payable	(2,256)	(2,882)
Accrued expenses and other current liabilities	(13,174)	15,748
Other, net	5,807	5,065

Total adjustments	82,644	183,932

Net cash provided by operating activities	30,369	222,055

Cash flows from investing activities:
Capital expenditures	(97,886)	(212,719)
Proceeds from sale of land, property and equipment	2,221	8,091
Investments in joint ventures, net	(45,585)	(34,686)
Distributions in excess of earnings from joint ventures	1,721	105,768
Construction contracts payable	(9,270)	(9,248)
Native American development costs	(7,103)	(10,858)
Other, net	(2,282)	(13,623)

Net cash used in investing activities	(158,184)	(167,275)

Cash flows from financing activities:
Payments under Revolver with maturity dates less than three months, net	(143,100)	—
Proceeds from the issuance of Land Loan	250,000	—
Payments under Term Loan	(1,250)	—
Debt issuance costs	(3,764)	(7)
Payments under previous revolving facility with maturity dates less than three months, net	—	(132,700)
Proceeds from issuance of related party promissory note	—	100,000
Purchase of treasury stock	—	(2,694)
Payment of dividends	—	(32,938)
Exercise of stock options	—	560
Excess tax benefit from exercise of stock options	—	1,289
Other, net	(46)	(39)

Net cash provided by (used in) financing activities	101,840	(66,529)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(25,975)	(11,749)
Balance, beginning of period	96,392	116,898

Balance, end of period	$70,417	$105,149

Supplemental cash flow disclosures:
Cash paid for interest, net of $11,730 and $8,972 capitalized, respectively	$179,683	$111,431

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

        The accompanying condensed consolidated financial statements included herein have been prepared by Station, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

        Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2007 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

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

        As a result of the Merger, 24.1% of the issued and outstanding shares of non-voting common stock of the Company are owned by Fertitta Partners LLC, a Nevada limited liability company ("Fertitta Partners"), which is owned by affiliates of Frank J. Fertitta III, Chairman, Chief Executive Officer and President of Station, affiliates of Lorenzo J. Fertitta, Vice Chairman of Station, affiliates of Blake L. Sartini and Delise F. Sartini, and certain officers and other members of management of the Company. The remaining 75.9% of the issued and outstanding shares of non-voting common stock of the Company are owned by FCP Holding, Inc., a Nevada corporation ("FCP HoldCo") and a wholly-owned subsidiary of FCP. FCP is owned by an affiliate of Colony Capital, LLC ("Colony"), affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta and certain officers and other members of management. Substantially simultaneously with the consummation of the Merger, shares of voting common stock of Station were issued for nominal consideration to FCP VoteCo LLC, a Nevada limited liability company ("FCP VoteCo"), which is owned

1.    Basis of Presentation (Continued)

equally by Frank J. Fertitta III, Lorenzo J. Fertitta and Thomas J. Barrack, Jr., the Chairman and Chief Executive Officer of Colony.

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

        The Merger resulted in a greater than 50% control of the Company and was a "business combination" for accounting purposes, requiring FCP, Fertitta Partners, FCP VoteCo and their respective owners (the "Investors"), pursuant to Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", to record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result of the Securities and Exchange Commission's rules and guidance regarding "push-down" accounting, the Investors' new accounting basis in our assets and liabilities is reflected in our condensed consolidated financial statements to the extent that the Investors paid cash for the non-voting stock of the Company as of the consummation of the Merger. Management has deemed it impracticable to determine the individual investors' carryover basis in the shares and has accordingly computed the carryover basis based on the pro rata portion of book value of Station prior to the Merger. The accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 and condensed consolidated statements of operations and cash flows for the periods ended June 30, 2008 reflect the push down of the Investors' new basis. The accompanying condensed consolidated statements of operations and cash flows for the periods ended June 30, 2007 reflect the historical accounting basis in our assets and liabilities.

  Recently Issued Accounting Standards

        In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles", which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective sixty days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of the provisions of SFAS 162 is not anticipated to materially impact our consolidated financial statements.

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the affect of derivative instruments on the entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS 161 in the first quarter of 2009.

        In February 2008, the FASB issued FASB Staff Position FAS 157-2, which defers the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the entity's

1.    Basis of Presentation (Continued)

financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are evaluating SFAS 157 as it relates to nonfinancial assets and have not yet determined the impact the adoption will have on our consolidated financial statements.

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

        We valued the assets acquired and liabilities assumed based on a third-party business valuation at the date of the Merger. In accordance with the provisions of SFAS 141, to the extent that the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. We believe that the goodwill arose from our dominance in the local Las Vegas gaming market, the value of the existing workforce and existing management and operating infrastructure. The purchase price allocation is preliminary and will be completed within one year of the Merger as

2.    Acquisition of Station Casinos, Inc. (Continued)

provided under SFAS 141; thus the allocation of the purchase price is subject to refinement and finalization.

November 7, 2007
(in millions)
Current assets	$120
Property and equipment, net	2,754
Intangible assets	1,014
Goodwill	2,923
Other assets	948
Current liabilities assumed	(151)
Debt assumed	(2,539)
Other long-term liabilities assumed	(852)

$4,217

  Pro Forma Financial Information

        The following unaudited pro forma results of operations assume that the Merger occurred on January 1, 2007. This unaudited pro forma information should not be relied upon as being indicative of the results that would have been obtained if the Merger had actually occurred on that date, nor of the results that may be reported in the future. The pro forma financial information contains a one-time adjustment of $286.3 million for the immediate vesting of Class B Units.

(amounts in thousands, unaudited)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net revenues	$362,896	$735,334
Operating income (loss)	75,800	(125,005)
Interest expense, net	92,652	184,247
Net loss	(8,428)	(210,893)

3.    Goodwill and Other Intangible Assets

        During the six months ended June 30, 2008, goodwill decreased approximately $1.4 million as a result of adjustments to the allocation of the Merger purchase price (see Note 2). Goodwill may be further revised as purchase price allocations are refined and finalized.

3.    Goodwill and Other Intangible Assets (Continued)

        Intangible assets as of June 30, 2008 and December 31, 2007 are shown in the table below (amounts in thousands).

		Successor
		June 30, 2008			December 31, 2007
			(unaudited)
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$214,791	$214,791	$—	$214,791
License rights	Indefinite	4,490	—	4,490	4,490	—	4,490
Customer relationships	25	268,961	(10,941)	258,020	268,961	(2,473)	266,488
Management contracts	3-20	521,464	(33,698)	487,766	521,464	(7,506)	513,958
Other	1	8,654	(5,601)	3,053	8,654	(1,274)	7,380

		$1,018,360	$(50,240)	$968,120	$1,018,360	$(11,253)	$1,007,107

        The aggregate amortization expense for the three and six months ended June 30, 2008 for those assets that are amortized under the provisions of SFAS 142 was approximately $19.5 million and $39.0 million, respectively. There was no amortization expense related to intangible assets recorded in the three and six months ended June 30, 2007. Estimated annual amortization expense for intangible assets for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 is anticipated to be approximately $67.2 million, $40.0 million, $19.0 million, $21.4 million and $21.7 million respectively. The amount of amortization expense to be recorded in future periods is subject to change as the purchase price allocations are refined and finalized.

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

	Successor
	June 30, 2008	December 31, 2007
	(unaudited)
Aliante Station (50.0%)	$165,800	$134,949
Rancho Road (50.0%)	57,959	49,958
Green Valley Ranch (50.0%) (a)	38,315	143,599
Palms Casino Resort (6.7%)	25,932	25,921
Barley's (50.0%)	22,529	22,482
Wildfire Lanes (50.0%)	15,206	11,832
The Greens (50.0%)	3,121	3,212

Investments in joint ventures	$328,862	$391,953

  (a)
  Effective January 1, 2008, Green Valley Ranch distributed to its Member, or cancelled, as applicable, the $200 million in notes receivable and the related accrued interest thereon. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on

4.    Investments in Joint Ventures (Continued)

    our consolidated balance sheet at December 31, 2007 was eliminated during the six months ended June 30, 2008 with a corresponding reduction in our investment in Green Valley Ranch.

        As a result of the Merger, our investments in joint ventures balance differs from our ownership equity in these investments by $217.3 million due to the allocation of the purchase price to these investment accounts. As the purchase price allocation is preliminary, the amounts allocated to our investments in joint ventures are subject to change as the purchase price allocations are refined and finalized.

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	Successor
	June 30, 2008	December 31, 2007
	(unaudited)
Current assets	$100,599	$103,919
Property and equipment and other assets, net	1,907,125	1,694,345
Current liabilities	134,242	123,478
Long-term debt and other liabilities	1,452,469	1,318,904
Shareholders' equity	421,013	355,882

        Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Net revenues	$127,892	$141,430	$259,975	$279,907
Operating costs and expenses	110,135	114,563	219,573	220,967

Operating income	17,757	26,867	40,402	58,940
Interest and other expense, net	(13,086)	(16,522)	(43,552)	(33,331)

Net income (loss)	$4,671	$10,345	$(3,150)	$25,609

        The operating earnings from these joint ventures are shown as a separate line item on our condensed consolidated statements of operations after operating income. In addition, interest and other expense from joint ventures are shown as a separate component under other expense on our condensed consolidated statements of operations. The following table identifies the net (loss) earnings from joint ventures (amounts in thousands, unaudited):

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Operating earnings from joint ventures	$6,641	$9,361	$15,167	$20,888
Interest and other expense from joint ventures	(7,787)	(6,963)	(17,041)	(12,872)

Net (loss) earnings from joint ventures	$(1,146)	$2,398	$(1,874)	$8,016

5.    Long-term Debt

        Long-term debt consists of the following (amounts in thousands):

	Successor
	June 30, 2008	December 31, 2007
	(unaudited)
CMBS mortgage loan and related mezzanine financings, due November 12, 2009, interest at a margin above LIBOR (6.6% and 7.8% at June 30, 2008 and December 31, 2007, respectively)	$2,475,000	$2,475,000
Land Loan, $250 million limit at June 30, 2008, due February 7, 2011, interest at a margin above LIBOR or the Alternate Base Rate (7.6% at June 30, 2008)	250,000	—
Revolver, $650 million limit at June 30, 2008, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (5.6% and 8.2% at June 30, 2008 and December 31, 2007, respectively)	150,000	293,100
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (5.4% and 8.0% at June 30, 2008 and December 31, 2007, respectively)	248,750	250,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, net of unamortized discount of $22.8 million and $25.4 million at June 30, 2008 and December 31, 2007, respectively	427,202	424,608
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011, net of unamortized discount of $8.2 million and $8.5 million at June 30, 2008 and December 31, 2007, respectively	391,802	391,455
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009, net of unamortized discount of $51.5 million and $54.9 million at June 30, 2008 and December 31, 2007, respectively	398,493	395,093
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized discount of $88.9 million and $92.8 million at June 30, 2008 and December 31, 2007, respectively	611,070	607,214
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $46.6 million and $48.1 million at June 30, 2008 and December 31, 2007, respectively	253,406	251,937
Other long-term debt, weighted-average interest of 7.8% and 8.0% at June 30, 2008 and December 31, 2007, respectively, maturity dates ranging from 2008 to 2017	82,835	82,742

Total long-term debt	5,288,558	5,171,149
Current portion of long-term debt	(5,782)	(2,610)

Total long-term debt, net	$5,282,776	$5,168,539

  CMBS Loans

        In connection with the Merger, on November 7, 2007, a number of wholly-owned unrestricted direct and indirect subsidiaries of Station (collectively, the "CMBS Borrower") entered into a mortgage loan and related mezzanine financings in the aggregate principal amount of $2.475 billion (the "CMBS Loans"), for

5.    Long-term Debt (Continued)

the purpose of financing the Merger consideration payable to the Company's stockholders upon consummation of the Merger and paying fees and expenses incurred in connection with the Merger.

        The CMBS Loans are collateralized by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2009, subject to three one-year extensions as defined in the CMBS Loans. Interest on the CMBS Loans is equal to one-month LIBOR plus 2.3% per annum. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with SFAS 141, "Accounting for Derivative Instruments and Hedging Activities", is to be marked to market at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower pays a fixed rate of approximately 5.3% and receives one-month LIBOR, terminating in November 2012 (see "Interest Rate Swaps" below).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the CMBS Loan Documents require the CMBS Borrower to maintain a minimum lease coverage ratio and also contain certain customary affirmative covenants and certain events of default. As of June 30, 2008, our minimum lease coverage ratio was 1.24 to 1.00. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined in the CMBS Loan Documents.

  Land Loan

        On February 7, 2008, a wholly-owned, indirect subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 3.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 2.5% per annum, at the borrower's request. The borrower is required to hedge the interest rate such that it will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower pays a fixed rate of 3.0% and 3.7%, respectively, and receives one-month LIBOR. Both interest rate swap agreements terminate in February 2011 (see "Interest Rate Swaps" below).

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

5.    Long-term Debt (Continued)

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of June 30, 2008, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 2.50%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of June 30, 2008, the fee for the unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 1.50 to 1.00 beginning March 31, 2008 through June 30, 2008, which increases to 1.75 to 1.00 on September 30, 2008 through December 31, 2008, to 2.00 to 1.00 on March 31, 2009 through December 31, 2009, to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011. As of June 30, 2008, the interest coverage ratio was 1.96 to 1.00. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio can be no more than 8.25 to 1.00 on June 30, 2008, which reduces to 8.00 to 1.00 on September 30, 2008, to 7.75 to 1.00 on December 31, 2008, to 7.50 to 1.00 on March 31, 2009, to 7.25 to 1.00 on June 30, 2009, to 7.00 to 1.00 on September 30, 2009, to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.5 to 1.00 on June 30, 2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.25 to 1.00 beginning March 31, 2008 through June, 30, 2008 and reduces to 2.00 to 1.00 on September 30, 2008. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business. As of June 30, 2008, our total debt to Adjusted EBITDA and total senior secured debt to Adjusted EBITDA was 7.25 to 1.00 and 1.28 to 1.00, respectively. All obligations under the Credit Agreement are secured by substantially all of our assets with the exception of the collateral securing the CMBS Loans, the Land Loan and other excluded items as described in the Credit Agreement.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. At June 30, 2008, our Consolidated Coverage Ratio (as defined in the Indentures) was 1.65 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolver not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest

5.    Long-term Debt (Continued)

thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. Annual lease payments for the first year will be approximately $5.3 million and will increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under SFAS 98, "Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of Lease Term; Initial Direct Costs of Direct Financing Leases". Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our condensed consolidated balance sheets and it continues to be depreciated. During the three and six months ended June 30, 2008, we recorded approximately $1.3 million and $2.6 million, respectively, of interest expense related to this lease. Future minimum lease payments related to this lease are approximately $5.3 million, $5.4 million, $5.5 million, $5.5 million and $5.6 million for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

  Interest Rate Swaps

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of June 30, 2008, we had two floating-to-fixed rate interest rate swaps, with a combined notional amount of $250 million terminating in February 2011, that qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value reported as a component of other comprehensive income (loss). These cash flow hedges effectively convert a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. As of June 30, 2008, we paid a weighted-average fixed rate of 3.1% and received one-month LIBOR which approximated 2.5%.

        In addition, we have two floating-to-fixed rate interest rate swaps, one with a notional amount of $1.36 billion terminating in November 2012 and one with a notional amount of $250 million terminating in January 2011, each effectively converting a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. These interest rate swaps are not designated as hedging instruments and as a result, gains or losses resulting from the change in fair value of these swaps are recognized in earnings in the period of the change. As of June 30, 2008, we paid a weighted-average fixed rate of 4.9% and received one-month LIBOR which approximated 2.5%. For the three and six months ended June 30, 2008, we recorded gains of $65.1 million and $6.7 million, respectively, on the condensed consolidated statements of operations related to the change in fair value of these interest rate swaps and the interest rate caps.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense of approximately $9.5 million and $14.6 million for the three and six months ended June 30, 2008, respectively. At June 30, 2007, we had interest rate swaps with a combined notional amount of

5.    Long-term Debt (Continued)

$550.0 million. For the three and six months ended June 30, 2007, the net effect of these interest rate swaps resulted in a reduction of interest expense of approximately $172,000 and $358,000, respectively.

6.    Due to Unconsolidated Affiliate

        On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the "Green Valley Facility"). Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving facility and term loan, as well as fund an equal distribution to the members which was comprised of approximately $185 million in cash distributions to each member and a $100 million loan to each member or a wholly-owned subsidiary of such member, in each case evidenced by a promissory note from each member for total distributions of approximately $570 million. Effective January 1, 2008, Green Valley Ranch distributed to its member, or cancelled, as applicable, the $200 million in notes receivable, and the related accrued interest thereon. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on our consolidated balance sheet at December 31, 2007 was eliminated during the six months ended June 30, 2008 with a corresponding reduction in our investments in joint ventures.

7.    Stockholders' Equity

  Comprehensive Income (Loss)

        SFAS 130, "Reporting Comprehensive Income", requires companies to disclose other comprehensive income and the components of such income. Comprehensive income is the total of net income and all other nonstockholder changes in equity. We have recorded the mark-to-market valuation of our interest rate swaps designated as hedging instruments, our 50% interest in the mark-to-market valuation of the interest rate swaps designated as hedging instruments at Green Valley Ranch and Aliante Station, as well as the unrealized gain on available-for-sale securities and the amortization of the unrecognized pension and postretirement benefit plan liabilities as other comprehensive income (loss). Comprehensive income (loss) was computed as follows (amounts in thousands, unaudited):

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Net income (loss)	$18,589	$15,073	$(52,275)	$38,123
Mark-to-market valuation of interest rate swaps, net of tax	13,757	7,309	2,893	4,116
Unrealized loss on available-for-sale securities, net of tax	(64)	88	(324)	88
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	2,017	154	2,035	307

Comprehensive income (loss)	$34,299	$22,624	$(47,671)	$42,634

7.    Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss are as follows (amounts in thousands):

	Successor
	June 30, 2008	December 31, 2007
	(unaudited)
Mark-to-market valuation of interest rate swaps, net of tax	$(3,584)	$(6,477)
Unrealized gain on available-for-sale securities, net of tax	164	488
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(3,957)	(5,992)

Accumulated other comprehensive loss	$(7,377)	$(11,981)

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

        At June 30, 2008, we had unearned share-based compensation of approximately $58.3 million associated with Class B Units and Class C Units which is expected to be recognized over a period of approximately 4.8 years. During the six months ended June 30, 2008, 122,576 Class B Units were granted with a weighted-average grant-date fair value of $36.96, which vest equally over five years. In addition,

8.    Share-Based Compensation (Continued)

224,262 Class C Units were granted in the six months ended June 30, 2008 with a weighted average grant-date fair value of $15.69. The Class C Units vest equally over five years.

        The Company determined the fair value associated with these units based on a third-party valuation taking into account the estimated enterprise value of the Company, expected term of the units of six years, expected volatility of 28% based on expected volatility of equity instruments of comparable companies and a risk free rate of 3.29%. The estimated fair value of the units will be recognized in expense on a straight-line basis over the requisite service periods of the awards.

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

        The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. Total intrinsic value of stock options exercised for the three and six months ended June 30, 2007 was $0.1 million and $3.3 million, respectively. The total fair value of restricted shares that vested for the three and six months ended June 30, 2007 was $3.0 million and $24.0 million, respectively.

        We received a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the market price over the exercise price of the options. For the six months ended June 30, 2007, we reported $1.3 million of excess tax benefit.

8.    Share-Based Compensation (Continued)

        The following table represents where reported share-based compensation expense was classified in the accompanying condensed consolidated statements of operations (amounts in thousands, unaudited):

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Casino	$162	$94	$322	$187
Selling, general and administrative	545	691	1,183	1,449
Corporate	1,574	4,005	3,267	8,044
Development	214	555	480	1,102
Preopening	538	125	1,120	191
Earnings from joint ventures	26	—	37	—

Total share-based compensation	3,059	5,470	6,409	10,973
Tax benefit	(1,071)	(1,914)	(2,243)	(3,840)

Total share-based compensation, net of tax	$1,988	$3,556	$4,166	$7,133

9.    Future Development

  Las Vegas Development

  Aliante Station

        In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We are developing and will manage the facility, located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property's revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to open in November 2008 and will include a hotel, casino, multiple full-service restaurants and a multi-screen movie theater complex. Construction on Aliante Station began in February 2007. Pursuant to the terms of the agreement, in January 2006, we contributed a 54-acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture.

        In October 2007, we completed financing for Aliante Station (the "Aliante Financing"). The Aliante Financing was completed with a group of banks and provides for borrowings up to $430 million at a margin above the LIBOR rate of up to 325 basis points. The loan requires initial equity contributions from each partner, Station and G.C. Investments, LLC (G.C. Investments, LLC being principally owned by members of the Greenspun family) of $105 million, which had been contributed as of June 30, 2008. The loan also requires equity contributions for a completion guarantee, if necessary, for project costs that exceed $618 million exclusive of land acquisition costs and financing costs. The completion guarantee is a joint and several obligation of each partner, with G.C. Investment, LLC's obligation collateralized.

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a

9.    Future Development (Continued)

joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of June 30, 2008, we have contributed an additional $34.5 million to fund the acquisition of additional property as well as design and development costs.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassed from Native American development costs to land held for development during the three months ended March 31, 2008. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of June 30, 2008, we have advanced approximately $135.4 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of June 30, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        On April 18, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial

9.    Future Development (Continued)

review of the Determination. The DOI has yet to respond to the Complaint. The Company believes that the allegations contained in the Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of June 30, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of June 30, 2008, we have advanced approximately $39.6 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

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

        On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition (the "MGO Plaintiffs") filed a complaint (the "MGO Complaint") in the United States District Court, District of Columbia (the "District Court"), seeking declaratory and injunctive relief against the DOI and officials of the DOI. The MGO Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake's motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a

9.    Future Development (Continued)

Notice with the District Court indicating that the DOI planned to take the 146-acre site into trust on January 5, 2007, if the MGO Plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties' motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date.

        On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle the MGO Plaintiffs to any relief on the four issues raised in the MGO Complaint, and granted the parties' motion to dismiss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the MGO Plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the MGO Plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions has been reviewed on appeal. On March 22, 2007, the MGO Plaintiffs filed a notice of appeal of the District Court's decision granting the Dispositive Motions with the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals"). On May 21, 2007, the MGO Plaintiffs filed their appellate brief. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the MGO Plaintiffs filed their reply brief. Oral arguments were heard on October 19, 2007. On April 29, 2008, the Court of Appeals affirmed the District Court's dismissal of the lawsuit filed by the MGO Plaintiffs.

        On May 13, 2008, the MGO Plaintiffs filed a petition for rehearing en banc with the Court of Appeals. On July 25, 2008, the Court of Appeals denied the MGO Plaintiffs' petition for rehearing en banc. On July 29, 2008, the MGO Plaintiffs filed an emergency motion for stay of mandate pending petition for certiorari. On August 1, 2008, the DOI and Gun Lake filed their responses to the emergency motion for stay of mandate. Unless the MGO Plaintiffs obtain a stay of the Court of Appeals' decision, the DOI will be free to take the land into trust, which is necessary for Gun Lake to commence construction of its proposed gaming and entertainment project on the site. It is anticipated that the MGO Plaintiffs will file a petition for certiorari seeking review of the Court of Appeals' decision by the United States Supreme Court.

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Patchak Complaint also seeks judicial review of the Determination. The DOI has yet to respond to the Patchak Complaint. The Company believes that the allegations contained in the Patchak Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of these lawsuits.

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

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment

9.    Future Development (Continued)

facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. As of June 30, 2008, we have advanced approximately $10.3 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of June 30, 2008, $50,000 of these payments had been made and were expensed as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On October 26, 2007, the NIGC issued a Finding Of No Significant Impact with respect to the proposed project. On January 17, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint seeks judicial review of the Determination. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit. On June 16, 2008, the District Court granted MITCR's motion to intervene. On June 30, 2008, MITCR filed an answer to the Amended Complaint. The NIGC and the DOI have yet to respond the lawsuit. The Company believes that the allegations contained in the Amended Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. As of June 30, 2008, we have advanced approximately $13.2 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments

9.    Future Development (Continued)

upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of June 30, 2008, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

  Land Held for Development

        As of June 30, 2008, we had $1.05 billion of land held for development that consists primarily of eight sites that are owned or leased, which includes 356 acres in the Las Vegas valley, 172 acres in the northern California and 204 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 73 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. We have extended the date for the close of escrow to no later than January 2009. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets at June 30, 2008 and December 31, 2007.

        Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to proceed with any particular project.

10.    Fair Value Measurements

        During the six months ended June 30, 2008, we adopted SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115", and have not made any fair value elections with respect to any eligible assets or liabilities as permitted under the provisions of SFAS 159 to date. We also adopted SFAS 157, "Fair Value Measurements" during the six months ended June 30, 2008, for financial and nonfinancial assets and liabilities measured on a recurring basis. We currently do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. There was no impact to the condensed consolidated financial statements upon adoption. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value

10.    Fair Value Measurements (Continued)

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

        The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands, unaudited):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
Assets
Company-owned life insurance—deferred compensation	$—	$23,854	$—	$23,854
Deferred compensation assets	9,940	—	—	9,940
Interest rate swaps	—	7,131	—	7,131
Interest rate caps	—	2,677	—	2,677
Available-for-sale securities	778	—	—	778

Total assets	$10,718	$33,662	$—	$44,380

Liabilities
Interest rate swaps	$—	$69,818	$—	$69,818
Deferred compensation liabilities	30,155	—	—	30,155

Total liabilities	$30,155	$69,818	$—	$99,973

        The fair values of Company-owned life insurance deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms. The fair values of available-for-sale securities and deferred compensation assets and liabilities are based on quoted prices in active markets. The fair values of interest rate swaps and interest rate caps are based on quoted market prices from various banks for similar instruments.

11.    Retirement Plans

        We have two unfunded defined benefit plans which were adopted on November 30, 1994. The Supplemental Executive Retirement Plan (the "SERP"), is for our Chief Executive Officer and President as the sole participant. The Supplemental Management Retirement Plan (the "SMRP"), is for certain key executives, other than the Chief Executive Officer and President, as selected by the Board of Directors to participate in the SMRP.

11.    Retirement Plans (Continued)

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

        The components of the net periodic pension benefit cost related to the SERP and SMRP consist of the following (amounts in thousands, unaudited):

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Service cost	$540	$513	$1,081	$1,025
Interest cost	345	466	691	932
Amortization of prior service (credit) cost	(20)	78	(39)	156
Amortization of actuarial losses	46	158	92	317

Net periodic pension cost	911	1,215	1,825	2,430
Curtailment charge	(1,525)	—	(1,525)	—

Total pension (credit) cost	$(614)	$1,215	$300	$2,430

12.    Income Taxes

        For the three months ended June 30, 2008 and 2007 our effective tax rate was 11% and 44%, respectively. For the six months ended June 30, 2008 and 2007, our effective tax rate was 31% and 45%, respectively. The effective tax rate for the three and six months ended June 30, 2007 was significantly higher due to Merger related expenses that were not tax deductible.

        During the six months ended June 30, 2008, our liability related to uncertain tax positions increased to approximately $7.7 million from approximately $3.3 million as of December 31, 2007. The increase is a result of tax positions taken in prior years. Our liability for the payment of interest on our unrecognized tax benefits increased to $0.9 million at June 30, 2008 from $0.4 million at December 31, 2007.

13.    Commitments and Contingencies

  Sparks Nugget, Inc. vs. State ex rel. Department of Taxation

        On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision. On July 16, 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Company is currently evaluating the impact of the Nevada Supreme Court's decision not to rehear the case. Accordingly, we have not recorded a receivable related to a refund for previously paid use tax on complimentary employee and patron meals in the accompanying consolidated balance sheet at June 30, 2008.

  Boulder Station Lease

        We entered into a ground lease for 27 acres of land on which Boulder Station is located. We lease this land from KB Enterprises, a company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the "Related

13.    Commitments and Contingencies (Continued)

Lessor"), the parents of Frank J. Fertitta III, Chairman, Chief Executive Officer and President of Station and Lorenzo J. Fertitta, Vice Chairman of Station. The lease has a maximum term of 65 years, ending in June 2058. The lease provided for monthly payments of $183,333 through May 2008. In June 2008, the monthly payment was adjusted by a cost of living factor to $222,933. In June 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. In June 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in June 2013, to purchase the land at fair market value. Our leasehold interest in the property is subject to a lien to secure borrowings under the CMBS Loan Documents.

14.    Subsequent Event

        On August 1, 2008, management of the Company recommended and the Audit Committee of its Board of Directors concluded that the Company's financial statements as of December 31, 2007 and for the period from November 8, 2007 through December 31, 2007 and for the three months ended March 31, 2008, should be restated to recognize the acquisition of an interest rate swap, with an approximate fair value of $42.7 million, associated with $1.36 billion of the Company's CMBS Loans from FCP and eliminate the hedge accounting treatment related to such interest rate swap.

        Prior to the consummation of the Merger, FCP entered into a deal-contingent interest rate swap in anticipation of the incurrence of floating rate debt on the CMBS Loan that was to be incurred by the Company in connection with the Merger. Upon consummation of the Merger and execution of the CMBS Loans, the Company acquired the interest rate swap from FCP. Upon acquisition of the interest rate swap, the Company recognized zero value for the interest rate swap and applied the "shortcut" method of cash flow hedge accounting under SFAS 133 which allowed for the assumption of no ineffectiveness. As such, there was no impact on the consolidated statement of operations from the changes in fair value of this interest rate swap. Instead, the changes in fair value of the instrument were recorded in "other comprehensive income". The Company recently concluded that the acquisition of the interest rate swap did not qualify for the "shortcut" method under SFAS 133 in prior periods because the fair value of the deal-contingent swap was not zero on the date the interest rate swap was transferred to the Company. Although management believes the interest rate swap transaction would have qualified for hedge accounting under the "long-haul" method, hedge accounting under SFAS 133 is not allowed retrospectively in connection with the acquisition of interest rate swap because the hedge documentation required for the "long-haul" method was not in place at the inception of the interest rate swap.

        An amended Annual Report on Form 10-K for the year ended December 31, 2007 and an amended Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 were filed with the Securities and Exchange Commission on August 11, 2008.

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

        As a result of the Merger, 24.1% of the issued and outstanding shares of non-voting common stock of the Company are owned by Fertitta Partners LLC, a Nevada limited liability company ("Fertitta Partners"), which is owned by affiliates of Frank J. Fertitta III, Chairman, Chief Executive Officer and President of Station, affiliates of Lorenzo J. Fertitta, Vice Chairman of Station, affiliates of Blake L. Sartini and Delise F. Sartini, and certain officers and other members of management of the Company. The remaining 75.9% of the issued and outstanding shares of non-voting common stock of the Company are owned by FCP Holding, Inc., a Nevada corporation ("FCP HoldCo") and a wholly-owned subsidiary of FCP. FCP is owned by an affiliate of Colony Capital, LLC ("Colony"), affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta and certain officers and other members of management. Substantially simultaneously with the consummation of the Merger, shares of voting common stock of Station were issued for nominal consideration to FCP VoteCo LLC, a Nevada limited liability company ("FCP VoteCo"), which is owned equally by Frank J. Fertitta III, Lorenzo J. Fertitta and Thomas J. Barrack, Jr., the Chairman and Chief Executive Officer of Colony.

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

        The Merger resulted in a greater than 50% control of the Company and was a "business combination" for accounting purposes, requiring FCP, Fertitta Partners, FCP VoteCo and their respective owners (the "Investors"), pursuant to Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", to record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result of the Securities and Exchange Commission's rules and guidance regarding "push-down" accounting, the Investors' new accounting basis in our assets and liabilities is reflected in our condensed consolidated financial statements to the extent that the Investors paid cash for the non-voting stock of the Company as of the consummation of the Merger. Management has deemed it impracticable to determine the individual investors' carryover basis in the shares and has accordingly computed the carryover basis based on the pro rata portion of book value of Station prior to the Merger. The accompanying results of operations and cash flows for the periods ended June 30, 2008 reflect the push down of the Investors' new basis. The accompanying results of operations and cash flows for the periods ended June 30, 2007 reflect the historical accounting basis in our assets and liabilities.

        The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

  Overview

        The following table highlights the results of our operations as compared to the prior periods (dollars in thousands, unaudited):

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Percent change	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Percent change
Net revenues—total	$339,102	$362,896	(6.6)%	$691,419	$735,334	(6.0)%
Major Las Vegas Operations(a)	307,029	327,141	(6.1)%	627,419	662,145	(5.2)%
Management fees(b)	19,326	23,614	(18.2)%	38,072	48,442	(21.4)%
Other operations and corporate(c)	12,747	12,141	5.0%	25,928	24,747	4.8%
Operating income—total	$50,950	$82,016	(37.9)%	$110,871	$174,772	(36.6)%
Major Las Vegas Operations(a)	70,310	75,966	(7.4)%	151,562	167,673	(9.6)%
Management fees(b)	19,326	23,614	(18.2)%	38,072	48,442	(21.4)%
Other operations and corporate(c)	(38,686)	(17,564)	(120.3)%	(78,763)	(41,343)	(90.5)%
Cash flows provided by (used in):
Operating activities	$51,774	$91,198	(43.2)%	$30,369	$222,055	(86.3)%
Investing activities	(75,634)	(123,544)	38.8%	(158,184)	(167,275)	5.4%
Financing activities	9,851	21,591	(54.4)%	101,840	(66,529)	253.1%

(a)
Includes the wholly-owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Fiesta Rancho and Fiesta Henderson.

(b)
Includes management fees from Thunder Valley, Green Valley Ranch, Barley's, The Greens and Wildfire Lanes (since October 22, 2007, formerly Renata's).

(c)
Includes the wholly-owned properties of Wild Wild West, Wildfire Rancho (formerly Wildfire), Wildfire Boulder (formerly Magic Star), Gold Rush, Lake Mead Casino and corporate and development expense.

  Results of Operations

        Consolidated net revenues for the three months ended June 30, 2008 decreased 6.6% to $339.1 million as compared to $362.9 million for the three months ended June 30, 2007. Consolidated net revenues for the six months ended June 30, 2008 decreased 6.0% to $691.4 million as compared to $735.3 million for the six months ended June 30, 2007. The decrease in net revenues for both periods was due primarily to an overall decrease in gaming revenue across the majority of our properties as the result of weakening Las Vegas and U.S. economies. Declining real estate values, rising oil prices, increased unemployment and declining consumer confidence have all precipitated an economic slowdown which has negatively impacted our operations for the first half of 2008. Similarly, combined net revenues from our Major Las Vegas Operations decreased 6.1% and 5.2% for the three and six months ended June 30, 2008, respectively, as compared the same periods in the prior year.

        Consolidated operating income decreased 37.9% and 36.6% for the three and six months ended June 30, 2008, respectively, as compared to the three and six months ended June 30, 2007. The decrease is due to a decrease in revenues as a result of the general economic slowdown discussed above, as well as an increase in depreciation and amortization expense of 46.1% and 44.2% for the three and six months ended

June 30, 2008, respectively, related primarily to the intangible assets recorded in conjunction with the Merger. As a result of these factors, our consolidated operating margin decreased to 15.0% and 16.0% for the three and six months ended June 30, 2008, respectively, from 22.6% and 23.8% for the three and six months ended June 30, 2007, respectively.

        The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Percent change	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Percent change
Casino revenues	$238,222	$256,459	(7.1)%	$487,664	$521,154	(6.4)%
Casino expenses	91,440	96,982	(5.7)%	187,211	192,282	(2.6)%
Margin	61.6%	62.2%		61.6%	63.1%
Food and beverage revenues	$58,765	$62,865	(6.5)%	$119,730	$124,428	(3.8)%
Food and beverage expenses	40,276	43,992	(8.4)%	81,962	87,054	(5.8)%
Margin	31.5%	30.0%		31.5%	30.0%
Room revenues	$27,981	$28,556	(2.0)%	$58,281	$59,304	(1.7)%
Room expenses	10,202	9,130	11.7%	20,565	18,546	10.9%
Margin	63.5%	68.0%		64.7%	68.7%
Other revenues	$19,755	$19,515	1.2%	$39,082	$36,943	5.8%
Other expenses	8,661	7,493	15.6%	15,977	13,720	16.5%
Selling, general and administrative expenses	$64,253	$60,896	5.5%	$127,804	$122,824	4.1%
Percent of net revenues	18.9%	16.8%		18.5%	16.7%
Corporate expense	$10,385	$17,403	(40.3)%	$22,434	$38,713	(42.1)%
Percent of net revenues	3.1%	4.8%		3.2%	5.3%
Earnings from joint ventures	$6,641	$9,361	(29.1)%	$15,167	$20,888	(27.4)%

         Casino.    Casino revenues decreased 7.1% to $238.2 million for the three months ended June 30, 2008 as compared to $256.5 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, casino revenues decreased 6.4% to $487.7 million as compared to $521.2 million for the six months ended June 30, 2007. The decrease in casino revenues is primarily due to the general economic slowdown discussed above. As a result, customer visits to our properties decreased during the three and six months ended June 30, 2008 as compared to the same periods in the prior year. Casino expenses decreased 5.7% to $91.4 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. For the six months ended June 30, 2008, casino expenses decreased 2.6% to $187.2 million from $192.3 million for the same period in the prior year. The decrease in casino expenses for both periods is due to a decrease in gaming taxes as a result of lower gaming revenues, a decrease in costs related to complimentaries and reduced payroll expense as a result of decreased staffing company wide. These decreases were offset by an increase in health insurance benefit costs.

         Food and Beverage.    Food and beverage revenues decreased 6.5% and 3.8% for the three and six months ended June 30, 2008, respectively, as compared to the same periods in the prior year primarily due to several restaurant closures during the first half of the year as well as reduced hours of operation at various food outlets due to the general economic slowdown discussed above. Food covers for the three and six months ended June 30, 2008 decreased 17.8% and 14.9%, respectively, compared to the three and six months ended June 30, 2007 due to these same factors.

        Food and beverage expenses decreased 8.4% and 5.8% for the three and six months ended June 30, 2008, respectively, as compared to the same periods in the prior year due to the decrease in covers and an overall decrease in our food and beverage costs as a result of efficiency efforts, offset by an increase in health insurance benefit costs. The food and beverage operating margin for the three and six months ended June 30, 2008 increased 1.5 percentage points in both periods as compared to the three and six months ended June 30, 2007, primarily due to efficiency efforts that have decreased our food and beverage costs. The average guest check increased 8.0% and 8.9% for the three and six months ended June 30, 2008, respectively, as compared to the same periods in the prior year, due to an increase in selected menu prices and the addition of an Asian-themed full service restaurant at Red Rock in July 2007.

         Room.    Room revenues decreased 2.0% and 1.7% for the three and six months ended June 30, 2008, respectively, as compared to same periods in the prior year. Room occupancy decreased slightly to 91% for the three months ended June 30, 2008 as compared to 92% for the three months ended June 30, 2007 due to the general economic slowdown discussed above. For the six months ended June 30, 2008, room occupancy decreased to 90% from 93% for the six months ended June 30, 2007. The average daily room rate decreased to $88 for the three months ended June 30, 2008 from $94 in the same three month period in the prior year. For the six months ended June 30, 2008, the average daily room rate decreased to $93 from $95 for the six months ended June 30, 2007. The decrease in both periods is primarily due to an overall decrease in room rates across all properties as a result of increased wholesale room sales. Room expenses increased 11.7% and 10.9% for the three and six months ended June 30, 2008, respectively, as compared to the same periods in the prior year due to an increase in expenses related to our focus on brand and revenue management as well as an increase in health insurance benefit costs. Accordingly, room operating margin for the three and six months ended June 30, 2008 decreased 4.5 percentage points and 4.0 percentage points, respectively, from the same periods in the prior year.

         Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues increased 1.2% to approximately $19.8 million for the three months ended June 30, 2008 as compared to approximately $19.5 million for the three months ended June 30, 2007. This increase in revenue is primarily due to increased fuel revenue at the truck plaza located at Wild Wild West as a result of rising oil prices. Consequently, other expenses increased 15.6% for the three months ended June 30, 2008 as compared to the same period in the prior year. For the six months ended June 30, 2008, other revenues increased 5.8% to approximately $39.1 million from $36.9 million during the same period in the prior year. The increase is due to the increase in fuel prices discussed above as well as the opening of a 72-lane bowling center at Red Rock in April 2007.

         Management Fees.    We manage Thunder Valley on behalf of the United Auburn Indian Community (the "UAIC") and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Barley's, The Greens and Wildfire Lanes and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. For the three months ended June 30, 2008, management fees decreased to approximately $19.3 million as compared to $23.6 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, management fees decreased to approximately $38.1 million as compared to $48.4 million for the six months ended June 30, 2007. The decrease in both periods is primarily due to an overall decrease in revenues at our managed properties as a result of the general economic slowdown discussed above as well as our portion of expenses at Thunder Valley related to California Referendum laws of approximately $1.6 million during the six months ended June 30, 2008.

         Selling, General and Administrative ("SG&A").    SG&A expenses increased 5.5% and 4.1% for the three and six months ended June 30, 2008, respectively, as compared to the same periods in the prior year. The increase is related to an increase in advertising costs, promotional spending and health insurance benefit costs as well as $0.9 million and $1.2 million in severance expense incurred during the three and six months ended June 30, 2008, respectively. SG&A as a percentage of net revenues increased to 18.9% for the three months ended June 30, 2008 compared to 16.8% for the same period in the prior year. For the six months ended June 30, 2008, SG&A as a percentage of net revenues increased to 18.5% as compared to 16.7% for the six months ended June 30, 2007.

         Corporate Expense.    Corporate expense as a percentage of net revenues decreased to 3.1% and 3.2% for the three and six months ended June 30, 2008, respectively, compared to 4.8% and 5.3% for the three and six months ended June 30, 2007, respectively. For the three months ended June 30, 2008, corporate expense decreased 40.3% to $10.4 million as compared to $17.4 million for the same period in the prior year. Corporate expense decreased 42.1% to $22.4 million for the six months ended June 30, 2008 from $38.7 million for the six months ended June 30, 2007. The decrease in corporate expense is due to a reduction in share-based compensation expense of $2.4 million and $4.8 million during the three and six months ended June 30, 2008, respectively, as a result of the discontinuation of the prior stock compensation plans upon consummation of the Merger on November 7, 2007, offset by severance expense of $1.8 million and $2.0 million for the three and six months ended June 30, 2008, respectively, and an increase in health insurance benefits cost. In addition, corporate expense for the three and six months ended June 30, 2007 included approximately $6.1 million and $10.9 million, respectively, of Merger related expenses.

         Development Expense.    Development expense includes costs to identify potential gaming opportunities and other development opportunities, which include payroll, travel and legal expenses. Development expenses for the three and six months ended June 30, 2008 were approximately $0.6 million and $1.3 million, respectively. For the three and six months ended June 30, 2007, development expenses were approximately $0.7 million and $1.7 million, respectively.

         Depreciation and Amortization.    Depreciation and amortization increased 46.1% to approximately $58.4 million for the three months ended June 30, 2008 as compared to $40.0 million for the three months ended June 30, 2007. Depreciation and amortization increased 44.2% to approximately $115.7 million for the six months ended June 30, 2008 as compared to $80.2 million for the six months ended June 30, 2007. The increase in both periods was due primarily to amortization expense of approximately $19.5 million and $39.0 million during the three and six months ended June 30, 2008, respectively, associated with intangible assets recorded in connection with the Merger.

         Preopening Expenses.    Preopening expenses primarily relate to projects under development. For the three months ended June 30, 2008 and 2007, preopening expenses were approximately $2.7 million and $2.2 million, respectively. Preopening expenses for the six months ended June 30, 2008 and 2007 were approximately $4.9 million and $3.5 million, respectively.

         Management Agreement/Lease Termination.    During the three and six months ended June 30, 2008, we recorded approximately $0.1 million and $1.6 million, respectively, in lease termination costs, primarily to terminate a lease on land adjacent to the current Wild Wild West property. During the three and six months ended June 30, 2007, we recorded $3.8 million to terminate the management agreement related to Cherry nightclub at Red Rock.

         Earnings from Joint Ventures.    We own a 50% interest in various joint ventures, including Green Valley Ranch, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. For the three months ended June 30, 2008, our share of earnings from these joint ventures decreased 29.1% to $6.6 million as compared to $9.4 million for the three months ended June 30, 2007. Our earnings from joint ventures decreased 27.4% to $15.2 million for the six months ended June 30, 2008 as compared to $20.9 million for the six months ended June 30, 2007. The decrease in earnings from joint ventures in both periods is primarily a result of a decrease in operating results at Green Valley Ranch due to the general economic slowdown discussed above and, to a lesser extent, an increase in preopening expenses at Aliante Station as the property prepares to open in November 2008.

         Interest Expense.    Interest expense, net of capitalized interest, increased 64.2% to $94.0 million in the three months ended June 30, 2008 as compared to $57.3 million in the three months ended June 30, 2007. Gross interest expense increased approximately $38.9 million over the same period due to an increase in our long-term debt of approximately $2.0 billion from June 30, 2008 to June 30, 2007. Debt increased as a result of the additional debt incurred in conjunction with the consummation of the Merger, including the CMBS Loans and Land Loan which had associated gross interest expense of $41.3 million and $3.8 million, respectively, for the three months ended June 30, 2008. In addition, our weighted average cost of debt increased to approximately 7.5% for the three months ended June 30, 2008 from 6.9% for the three months ended June 30, 2007. The increase in the weighted-average cost of debt is primarily related to a 0.7% increase in our effective interest rate as a result of the fair value adjustments made in connection with the Merger related to our senior and senior subordinated notes. Capitalized interest increased approximately $1.5 million to $5.5 million for the three months ended June 30, 2008 as compared to $4.0 million for the three months ended June 30, 2007, primarily due to an increase in the interest being capitalized on our equity contributions to Aliante Station during the construction of the project which began in February 2007.

        Interest expense, net of capitalized interest, increased 68.2% to $191.3 million in the six months ended June 30, 2008 as compared to $113.8 million in the six months ended June 30, 2007. Gross interest expense increased approximately $81.0 million over the same period due to an increase in our long-term debt of approximately $2.0 billion from June 30, 2008 to June 30, 2007. Debt increased as a result of the additional debt incurred in conjunction with the consummation of the Merger as noted above, including the CMBS Loans and Land Loan which had associated gross interest expense of $86.5 million and $5.9 million, respectively, for the six months ended June 30, 2008. In addition, our weighted-average cost of debt increased to approximately 7.6% for the six months ended June 30, 2008 from 6.9% for the six months ended June 30, 2007. The increase in the weighted-average cost of debt is primarily related to a 0.7% increase in our effective interest rate as a result of the fair value adjustments made in connection with the Merger related to our senior and senior subordinated notes. Capitalized interest increased approximately $2.7 million to $11.7 million for the six months ended June 30, 2008 as compared to $9.0 million for the six months ended June 30, 2007, primarily due to an increase in the interest being capitalized on our equity contributions to Aliante Station during the construction of the project as noted above.

         Interest and Other Expense from Joint Ventures.    We recorded approximately $7.8 million and $7.0 million in interest and other expense related to our unconsolidated joint ventures for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, we recorded approximately $17.0 million and $12.9 million, respectively, in interest and other expense related to our unconsolidated joint ventures. The increase in interest and other expense is primarily the result of the $830 million credit facility Green Valley Ranch entered into on February 16, 2007 which increased their debt by approximately $586 million.

         Change in Fair Value of Derivative Instruments.    During the three and six months ended June 30, 2008, we recorded a gain of $65.1 million and $6.7 million, respectively, for the change in fair value of our derivative instruments not designated as hedges for accounting purposes. There was no such gain during the three or six months ended June 30, 2007.

         Income Tax Benefit (Provision).    For the three months ended June 30, 2008 and 2007 our effective tax rate was 11% and 44%, respectively. For the six months ended June 30, 2008 and 2007, our effective tax rate was 31% and 45%, respectively. The effective tax rate for the three and six months ended June 30, 2007 was significantly higher due to Merger related expenses that were not tax deductible.

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

        During the six months ended June 30, 2008, we generated cash flows from operating activities of approximately $30.4 million. At June 30, 2008, we had total available borrowings of $650 million under the Revolver, which was reduced by borrowings of $150.0 million and various letters of credit totaling approximately $8.1 million, leaving approximately $491.9 million available as of June 30, 2008. We had $70.4 million in cash and cash equivalents as of June 30, 2008, virtually all of which is used for day-to-day operations of our casinos.

        During the six months ended June 30, 2008, total capital expenditures were $97.9 million, of which approximately $29.0 million was for the purchase of land and approximately $68.9 million was for maintenance and various other projects.

        Our primary cash requirements for the remainder of 2008 are expected to include (i) principal and interest payments on indebtedness, (ii) maintenance and other capital expenditures of approximately $41.5 million, (iii) other strategic land purchases, (iv) equity contributions to joint ventures, (v) payments related to our existing and other potential Native American projects and (vi) payments for design and development costs of future projects.

        We believe that cash flows from operations, borrowings under the Credit Agreement and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2008. However, we are continually evaluating our financing needs. Although recent developments in the financial markets have had an adverse effect throughout the U.S. economy, including limited access to capital markets for certain borrowers at reasonable rates, if more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our existing debt agreements (see "Description of Certain Indebtedness and Capital Stock") and other applicable agreements.

  Off-Balance Sheet Arrangements

        As of June 30 2008, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a combined notional amount of $1.86 billion (see "Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps"). We also have certain contractual obligations including long-term debt, operating leases, employment contracts, long-term stay on agreements, slot conversion purchases and the purchase of land. There have been no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, other than additional interest rate swaps entered into in 2008 with a combined notional amount of $500 million.

Future Development—Las Vegas

  Aliante Station

        In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We are developing and will manage the facility, located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property's revenues and approximately 5% of EBITDA. The first phase of Aliante Station is expected to include 201 hotel rooms, approximately 2,600 slot machines, multiple full-service restaurants and a 16-screen movie theater complex. Construction on Aliante Station began in February 2007 and is expected to be completed in November 2008 at a cost of approximately $675 million. Pursuant to the terms of the agreement, in January 2006, we contributed a 54-acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture. As of June 30, 2008, we have contributed an additional $105 million to fund project costs.

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of June 30, 2008, we have contributed an additional $34.5 million to fund the acquisition of additional property as well as design and development costs.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassed from Native American development costs to land held for development during the three months ended March 31, 2008. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of June 30, 2008, we have advanced approximately $135.4 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of June 30, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        On April 18, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. The DOI has yet to respond to the Complaint. The Company believes that the allegations contained in the Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of June 30, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of June 30, 2008, we have advanced approximately $39.6 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

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

        On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of Gun Lake. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 13, 2005, Michigan Gambling Opposition (the "MGO Plaintiffs") filed a complaint (the "MGO Complaint") in the United States District Court, District of Columbia (the "District Court"), seeking declaratory and injunctive relief against the DOI and officials of the DOI. The MGO Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake's motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 146-acre site into trust on January 5, 2007, if the MGO Plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties' motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date.

        On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle the MGO Plaintiffs to any relief on the four issues raised in the MGO Complaint, and granted the parties' motion to dismiss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the MGO Plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the MGO Plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions has been reviewed on appeal. On March 22, 2007, the MGO Plaintiffs filed a notice of appeal of the District Court's decision granting the Dispositive Motions with the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals"). On May 21, 2007, the MGO Plaintiffs filed their appellate brief. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the MGO Plaintiffs filed their reply brief. Oral arguments were heard on October 19, 2007. On April 29, 2008, the Court of Appeals affirmed the District Court's dismissal of the lawsuit filed by the MGO Plaintiffs.

        On May 13, 2008, the MGO Plaintiffs filed a petition for rehearing en banc with the Court of Appeals. On July 25, 2008, the Court of Appeals denied the MGO Plaintiffs' petition for rehearing en banc. On July 29, 2008, the MGO Plaintiffs filed an emergency motion for stay of mandate pending petition for certiorari. On August 1, 2008, the DOI and Gun Lake filed their responses to the emergency motion for stay of mandate. Unless the MGO Plaintiffs obtain a stay of the Court of Appeals' decision, the DOI will be free to take the land into trust, which is necessary for Gun Lake to commence construction of its proposed gaming and entertainment project on the site. It is anticipated that the MGO Plaintiffs will file a petition for certiorari seeking review of the Court of Appeals' decision by the United States Supreme Court.

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Patchak Complaint also seeks judicial review of the Determination. The DOI has yet to respond to the Patchak Complaint. The Company believes that the allegations contained in the Patchak Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of these lawsuits.

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

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. As of June 30, 2008, we have advanced approximately $10.3 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of June 30, 2008, $50,000 of these payments had been made and were expensed as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On October 26, 2007, the NIGC issued a Finding Of No Significant Impact with respect to the proposed project. On January 17, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint seeks judicial review of the Determination. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit. On June 16, 2008, the District Court granted MITCR's motion to intervene. On June 30, 2008, MITCR filed an answer to the Amended Complaint. The NIGC and the DOI have yet to respond the lawsuit. The Company believes that the allegations contained in the Amended Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. As of June 30, 2008, we have advanced approximately $13.2 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of June 30, 2008, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

Land Acquisition

        As of June 30, 2008, we had $1.05 billion of land held for development that consists primarily of eight sites that are owned or leased, which includes 356 acres in the Las Vegas valley, 172 acres in the northern California and 204 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 73 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. We have extended the date for the close of escrow to no later than January 2009. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets at June 30, 2008 and December 31, 2007.

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

        On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision. On July 16, 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Company is currently evaluating the impact of the Nevada Supreme Court's decision not to rehear the case. Accordingly, we have not recorded a receivable related to a refund for previously paid use tax on complimentary employee and patron meals in the accompanying consolidated balance sheet at June 30, 2008.

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

        The CMBS Loans are collateralized by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2009, subject to three one-year extensions as defined in the CMBS Loans. Interest on the CMBS Loans is equal to one-month LIBOR plus 2.3% per annum. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with SFAS 141, "Accounting for Derivative Instruments and Hedging Activities", is to be marked to market at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower pays a fixed rate of approximately 5.3% and receives one-month LIBOR, terminating in November 2012 (see "Interest Rate Swaps" below).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the CMBS Loan Documents require the CMBS Borrower to maintain a minimum lease coverage ratio and also contain certain customary affirmative covenants and certain events of default. As of June 30, 2008, our minimum lease coverage ratio was 1.24 to 1.00. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined in the CMBS Loan Documents.

  Land Loan

        On February 7, 2008, a wholly-owned, indirect subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 3.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 2.5% per annum, at the borrower's request. The borrower is required to hedge the interest rate such that it will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower pays a fixed rate of 3.0% and 3.7%, respectively, and receives one-month LIBOR. Both interest rate swap agreements terminate in February 2011 (see "Interest Rate Swaps" below).

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

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of June 30, 2008, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 2.50%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of June 30, 2008, the fee for the unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 1.50 to 1.00 beginning March 31, 2008 through June 30, 2008, which increases to 1.75 to 1.00 on September 30, 2008 through December 31, 2008, to 2.00 to 1.00 on March 31, 2009 through December 31, 2009, to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011. As of June 30, 2008, the interest coverage ratio was 1.96 to 1.00. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the

Credit Agreement) ratio can be no more than 8.25 to 1.00 on June 30, 2008, which reduces to 8.00 to 1.00 on September 30, 2008, to 7.75 to 1.00 on December 31, 2008, to 7.50 to 1.00 on March 31, 2009, to 7.25 to 1.00 on June 30, 2009, to 7.00 to 1.00 on September 30, 2009, to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.5 to 1.00 on June 30, 2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.25 to 1.00 beginning March 31, 2008 through June, 30, 2008 and reduces to 2.00 to 1.00 on September 30, 2008. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business. As of June 30, 2008, our total debt to Adjusted EBITDA and total senior secured debt to Adjusted EBITDA was 7.25 to 1.00 and 1.28 to 1.00, respectively. All obligations under the Credit Agreement are secured by substantially all of our assets with the exception of the collateral securing the CMBS Loans, the Land Loan and other excluded items as described in the Credit Agreement.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. At June 30, 2008, our Consolidated Coverage Ratio (as defined in the Indentures) was 1.65 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolver not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. Annual lease payments for the first year will be approximately $5.3 million and will increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under SFAS 98, "Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of Lease Term; Initial Direct Costs of Direct Financing Leases". Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our condensed consolidated balance sheets and it continues to be depreciated. During the three and six months ended June 30, 2008, we recorded approximately $1.3 million and $2.6 million, respectively, of interest expense related to this lease. Future minimum lease payments related to this lease are approximately $5.3 million, $5.4 million, $5.5 million, $5.5 million and $5.6 million for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

  Interest Rate Swaps

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of June 30, 2008, we had two floating-to-fixed rate interest rate swaps, with a combined notional amount of $250 million terminating in February 2011, that qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value reported as a component of other comprehensive income (loss). These cash flow hedges effectively convert a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. As of June 30, 2008, we paid a weighted-average fixed rate of 3.1% and received one-month LIBOR which approximated 2.5%.

        In addition, we have two floating-to-fixed rate interest rate swaps, one with a notional amount of $1.36 billion terminating in November 2012 and one with a notional amount of $250 million terminating in January 2011, each effectively converting a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. These interest rate swaps are not designated as hedging instruments and as a result, gains or losses resulting from the change in fair value of these swaps are recognized in earnings in the period of the change. As of June 30, 2008, we paid a weighted-average fixed rate of 4.9% and received one-month LIBOR which approximated 2.5%. For the three and six months ended June 30, 2008, we recorded gains of $65.1 million and $6.7 million, respectively, on the condensed consolidated statements of operations related to the change in fair value of these interest rate swaps and the interest rate caps.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense of approximately $9.5 million and $14.6 million for the three and six months ended June 30, 2008, respectively. At June 30, 2007, we had interest rate swaps with a combined notional amount of $550.0 million. For the three and six months ended June 30, 2007, the net effect of these interest rate swaps resulted in a reduction of interest expense of approximately $172,000 and $358,000, respectively.

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

  Green Valley Ranch Financing

        On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the "Green Valley Facility"). Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving facility and term loan, as well as fund an equal distribution to the members which was comprised of approximately $185 million in cash distributions to each member and a $100 million loan to each member or a wholly-owned subsidiary of such member, in each case evidenced by a promissory note from each member for total distributions of approximately $570 million. Effective January 1, 2008, Green Valley Ranch distributed to its member, or cancelled, as applicable, the $200 million in notes receivable, and the related accrued interest thereon. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on our consolidated balance sheet at December 31, 2007 was eliminated during the six months ended June 30, 2008 with a corresponding reduction in our investments in joint ventures.

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At June 30, 2008, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Dividends

        During the six months ended June 30, 2007, we paid a quarterly cash dividend of $0.2875 per share to stockholders of record on February 26, 2007 and May 21, 2007 for approximately $32.9 million. Subsequent to the Merger on November 7, 2007, no dividends have been declared.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At June 30, 2008, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

Critical Accounting Policies

        A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. There were no material changes to our critical accounting policies during the six months ended June 30, 2008.

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

        The following table provides information about our long-term debt at June 30, 2008 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
CMBS Loans, weighted-average interest rate of approximately 6.6%	November 2012 (a)	$2,475,000	$2,475,000	$2,475,000
Land Loan, weighted-average interest rate of approximately 7.6%	February 2011	250,000	250,000	250,000
Revolver, weighted-average interest rate of approximately 5.6%	August 2012	150,000	150,000	150,000
Term Loan, weighted-average interest rate of approximately 5.4%	August 2012	248,750	248,750	248,750
6% senior notes	April 2012	450,000	427,202	360,563
7 3/4% senior notes	August 2016	400,000	391,802	304,000
6 1/2% senior subordinated notes	February 2014	450,000	398,493	247,500
6 7/8% senior subordinated notes	March 2016	700,000	611,070	392,000
6 5/8% senior subordinated notes	March 2018	300,000	253,406	159,000
Other debt, weighted-average interest rate of approximately 7.8%	2008-2017	83,054	82,835	82,835

Total		$5,506,804	$5,288,558	$4,669,648

(a)
Based on the assumption the Company exercises three one-year extensions.

        We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. This market risk is managed by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. Our derivative financial instruments consist exclusively of interest rate swap agreements and interest rate cap agreements. Interest differentials resulting from these agreements are recorded on an accrual basis as an adjustment to interest expense. Interest rate swaps related to debt are matched with specific interest cash flows.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands):

	Current Portion as of June 30,
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$—	$9,115	$—	$427,202	$—	$1,654,771	$2,091,088
Weighted-average interest rate	—	6.7%	—	7.6%	—	8.9%	8.6%
Variable-rate	$5,782	$2,938	$252,500	$2,500	$2,863,750	$70,000	$3,197,470
Weighted-average interest rate	5.4%	5.4%	7.6%	5.4%	6.5%	8.1%	6.6%
Interest rate swaps:
Notional amount	$—	$—	$500,000	$—	$1,362,500	$—	$1,862,500
Average payable rate	—	—	3.1%	—	5.3%	—	4.7%
Average receivable rate	—	—	2.5%	—	2.5%	—	2.5%
Interest rate cap:
Notional amount	$—	$—	$1,112,500	$—	$—	$—	$1,112,500
Cap rate	—	—	5.8%	—	—	—	5.8%

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

 Part II—OTHER INFORMATION

Item 1.    Legal Proceedings

  Luckevich, Scott and St. Cyr Litigation

        On February 4, 2008, Josh Luckevich, Cathy Scott and Julie St. Cyr filed a purported class action complaint in the United States District Court for the District of Nevada, Case No. CV-00141, against the Company. The plaintiffs are all former employees of the Company. The complaint alleges that the Company (i) failed to pay its employees for all hours worked, (ii) failed to pay overtime, (iii) failed to timely pay wages and (iv) unlawfully converted certain earned wages. The complaint seeks, among other relief, class certification of the lawsuit, compensatory damages in excess of $5,000,000, punitive damages and an award of attorneys' fees and expenses to plaintiffs' counsel. The Company filed a response to the complaint on March 10, 2008. The parties are currently in the discovery process. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend the same.

Item 1A.    Risk Factors

        A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. There were no material changes to those risk factors during the six months ended June 30, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities—None.

Item 4.    Submission of Matters to a Vote of Security Holders—None.

Item 5.    Other Information—None.

Item 6.    Exhibits

  (a)
  Exhibits—

No. 4.1—	Amended and Restated Note A-1 dated as of March 19, 2008 by FCP PropCo, LLC in favor of German American Capital Corporation
No. 4.2—	Amended and Restated Note A-2 dated as of March 19, 2008 by FCP PropCo, LLC in favor of JPMorgan Chase Bank, N.A.
No. 4.3—	Note B-1 dated as of March 19, 2008 by FCP PropCo, LLC in favor of German American Capital Corporation
No. 4.4—	Note B-2 dated as of March 19, 2008 by FCP PropCo, LLC in favor of JPMorgan Chase, N.A.
No. 4.5—	Amended and Restated First Mezzanine Note A-1 dated as of March 19, 2008 by FCP Mezzco Borrower I, LLC in favor of German American Capital Corporation
No. 4.6—	Amended and Restated First Mezzanine Note A-2 dated as of March 19, 2008 by FCP Mezzco Borrower I, LLC in favor of JPMorgan Chase Bank, N.A.
No. 4.7—	Amended and Restated Second Mezzanine Note A-1 dated as of March 19, 2008 by FCP Mezzco Borrower II, LLC in favor of German American Capital Corporation
No. 4.8—	Amended and Restated Second Mezzanine Note A-2 dated as of March 19, 2008 by FCP Mezzco Borrower II, LLC in favor of JPMorgan Chase Bank, N.A.
No. 4.9—	Amended and Restated Third Mezzanine Note A-1-a dated as of March 19, 2008 by FCP Mezzco Borrower III, LLC in favor of German American Capital Corporation

No. 4.10—	Amended and Restated Third Mezzanine Note A-1-b dated as of March 19, 2008 by FCP Mezzco Borrower III, LLC in favor of German American Capital Corporation
No. 4.11—	Amended and Restated Third Mezzanine Note A-2-a dated as of March 19, 2008 by FCP Mezzco Borrower III, LLC in favor of JPMorgan Chase Bank, N.A.
No. 4.12—	Amended and Restated Third Mezzanine Note A-2-b dated as of March 19, 2008 by FCP Mezzco Borrower III, LLC in favor of JPMorgan Chase Bank, N.A.
No. 4.13—	Fourth Mezzanine Note A-1-a dated as of March 19, 2008 by FCP Mezzco Borrower IV, LLC in favor of German American Capital Corporation
No. 4.14—	Fourth Mezzanine Note A-1-b dated as of March 19, 2008 by Mezzco Borrower IV, LLC in favor of German American Capital Corporation
No. 4.15—	Fourth Mezzanine Note A-2-a dated as of March 19, 2008 by Mezzco Borrower IV, LLC in favor of JPMorgan Chase Bank, N.A.
No. 4.16—	Fourth Mezzanine Note A-2-b dated as of March 19, 2008 by Mezzco Borrower IV, LLC in favor of JPMorgan Chase Bank, N.A.
No. 31.1—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 31.2—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
No. 32.1—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No. 32.2—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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