Form 10-Q
period 2008-09-30
STATION CASINOS INC
filed 2008-11-10
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of October 31, 2008, there were 41.7 shares outstanding of the registrant's voting common stock, $0.01 par value and 41,674,838 shares outstanding of the registrant's non-voting common stock, $0.01 par value.

 STATION CASINOS, INC.
INDEX

Part I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets—September 30, 2008 (Successor) (unaudited) and December 31, 2007 (Successor)	3
	Condensed Consolidated Statements of Operations (unaudited)—Three and Nine Months Ended September 30, 2008 (Successor) and September 30, 2007 (Predecessor)	4
	Condensed Consolidated Statements of Cash Flows (unaudited)—Nine Months Ended September 30, 2008 (Successor) and September 30, 2007 (Predecessor)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	50
Part II.	Other Information
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Submission of Matters to a Vote of Security Holders	51
Item 5.	Other Information	51
Item 6.	Exhibits	51
Signature		52

 Part 1. Financial Information

Item 1.    Financial Statements

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	Successor
	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,211	$96,392
Restricted cash	14,626	966
Receivables, net	46,752	48,680
Inventories	11,545	12,496
Prepaid gaming tax	20,756	21,541
Prepaid expenses	19,466	14,472

Total current assets	180,356	194,547
Property and equipment, net	3,073,295	3,072,361
Goodwill	2,961,476	2,964,938
Intangible assets, net	948,611	1,007,107
Land held for development	1,046,335	1,007,322
Investments in joint ventures	333,916	391,953
Native American development costs	201,441	200,667
Other assets, net	135,411	149,771

Total assets	$8,880,841	$8,988,666

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$5,761	$2,610
Accounts payable	19,761	16,954
Construction contracts payable	11,781	23,151
Accrued interest payable	36,209	69,690
Accrued expenses and other current liabilities	89,144	108,328

Total current liabilities	162,656	220,733
Long-term debt, less current portion	5,352,149	5,168,539
Deferred income tax, net	746,388	789,644
Other long-term liabilities, net	111,398	138,688
Due to unconsolidated affiliate	—	100,000

Total liabilities	6,372,591	6,417,604

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,929,492	2,920,526
Accumulated other comprehensive loss	(8,050)	(11,981)
Accumulated deficit	(413,609)	(337,900)

Total stockholders' equity	2,508,250	2,571,062

Total liabilities and stockholders' equity	$8,880,841	$8,988,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Operating revenues:
Casino	$224,008	$254,169	$711,672	$775,323
Food and beverage	56,994	60,372	176,724	184,800
Room	24,497	25,223	82,778	84,527
Other	19,296	20,097	58,378	57,040
Management fees	17,767	20,999	55,839	69,441

Gross revenues	342,562	380,860	1,085,391	1,171,131
Promotional allowances	(25,594)	(26,732)	(77,004)	(81,669)

Net revenues	316,968	354,128	1,008,387	1,089,462

Operating costs and expenses:
Casino	89,463	98,218	276,674	290,500
Food and beverage	36,753	45,087	118,715	132,141
Room	10,121	9,464	30,686	28,010
Other	7,103	7,813	23,080	21,533
Selling, general and administrative	66,032	67,841	193,836	190,665
Corporate	6,792	15,717	29,226	54,430
Development	719	1,014	2,058	2,718
Depreciation and amortization	55,051	44,259	170,706	124,456
Loss (gain) on asset disposals, net	108	140	1,259	(1,599)
Preopening	3,262	1,927	8,112	5,388
Management agreement/lease termination	145	25	1,745	3,825

	275,549	291,505	856,097	852,067

Operating income	41,419	62,623	152,290	237,395
Earnings from joint ventures	2,288	8,943	17,455	29,831

Operating income and earnings from joint ventures	43,707	71,566	169,745	267,226

Other (expense) income:
Interest expense, net	(90,506)	(58,320)	(281,855)	(172,113)
Interest and other expense from joint ventures	(7,480)	(7,547)	(24,521)	(20,419)
Change in fair value of derivative instruments	16,205	—	22,913	—

	(81,781)	(65,867)	(283,463)	(192,532)

(Loss) income before income taxes	(38,074)	5,699	(113,718)	74,694
Income tax benefit (provision)	14,640	(1,990)	38,009	(32,862)

Net (loss) income	$(23,434)	$3,709	$(75,709)	$41,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Successor	Predecessor
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net (loss) income	$(75,709)	$41,832

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	170,706	124,456
Change in fair value of derivative instruments	(22,913)	—
Amortization of debt discount and issuance costs	28,090	3,946
Share-based compensation	9,518	16,981
Loss (earnings) from joint ventures	7,066	(9,412)
Distributions of earnings from joint ventures	—	82,115
Excess tax benefit from exercise of stock options	—	(1,806)
Changes in assets and liabilities:
Restricted cash	(13,660)	—
Receivables, net	1,928	(6,287)
Inventories and prepaid expenses	(3,258)	(7,942)
Deferred income tax	(41,802)	24,391
Accounts payable	2,807	(1,144)
Accrued interest	(33,481)	(25,625)
Accrued expenses and other current liabilities	(14,914)	15,839
Other, net	5,616	5,740

Total adjustments	95,703	221,252

Net cash provided by operating activities	19,994	263,084

Cash flows from investing activities:
Capital expenditures	(133,486)	(412,144)
Proceeds from sale of land, property and equipment	2,232	9,966
Investments in joint ventures	(55,605)	(66,917)
Distributions in excess of earnings from joint ventures	2,224	106,616
Construction contracts payable	(11,370)	(9,030)
Native American development costs	(9,937)	(15,538)
Other, net	(7,993)	(3,029)

Net cash used in investing activities	(213,935)	(390,076)

Cash flows from financing activities:
Payments under Revolver with maturity dates less than three months, net	(79,200)	—
Proceeds from the issuance of Land Loan	250,000	—
Payments under Term Loan	(1,875)	—
Debt issuance costs	(4,089)	(388)
Borrowings under previous revolving facility with maturity dates less than three months, net	—	150,200
Proceeds from issuance of related party promissory note	—	100,000
Purchase of treasury stock	—	(110,131)
Payment of dividends	—	(32,938)
Excess tax benefit from exercise of stock options	—	1,806
Other, net	(76)	503

Net cash provided by financing activities	164,760	109,052

Cash and cash equivalents:
Decrease in cash and cash equivalents	(29,181)	(17,940)
Balance, beginning of period	96,392	116,898

Balance, end of period	$67,211	$98,958

Supplemental cash flow disclosures:
Cash paid for interest, net of $21,858 and $14,230 capitalized, respectively	$284,322	$194,530
Capital expenditures financed by debt	$—	$3,453
Cash dividend declared and unpaid	$—	$16,112

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

        The accompanying condensed consolidated financial statements included herein have been prepared by Station, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

        Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2007 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net income.

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

        As a result of the Merger, 24.1% of the issued and outstanding shares of non-voting common stock of the Company are owned by Fertitta Partners LLC, a Nevada limited liability company ("Fertitta Partners"), which is owned by affiliates of Frank J. Fertitta III, Chairman, Chief Executive Officer and President of Station, affiliates of Lorenzo J. Fertitta, Vice Chairman of Station, affiliates of Blake L. Sartini and Delise F. Sartini, and certain officers and other members of management of the Company. The remaining 75.9% of the issued and outstanding shares of non-voting common stock of the Company are owned by FCP Holding, Inc., a Nevada corporation ("FCP HoldCo") and a wholly-owned subsidiary of FCP. FCP is owned by an affiliate of Colony Capital, LLC ("Colony"), affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta and certain officers and other members of management. Substantially simultaneously with the consummation of the Merger, shares of voting common stock of Station were issued for nominal

1. Basis of Presentation (Continued)

consideration to FCP VoteCo LLC, a Nevada limited liability company ("FCP VoteCo"), which is owned equally by Frank J. Fertitta III, Lorenzo J. Fertitta and Thomas J. Barrack, Jr., the Chairman and Chief Executive Officer of Colony.

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

        The Merger resulted in a greater than 50% control of the Company and was a "business combination" for accounting purposes, requiring FCP, Fertitta Partners, FCP VoteCo and their respective owners (the "Investors"), pursuant to Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", to record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result of the Securities and Exchange Commission's rules and guidance regarding "push-down" accounting, the Investors' new accounting basis in our assets and liabilities is reflected in our condensed consolidated financial statements to the extent that the Investors paid cash for the non-voting stock of the Company as of the consummation of the Merger. Management has deemed it impracticable to determine the individual investors' carryover basis in the shares and has accordingly computed the carryover basis based on the pro rata portion of book value of Station prior to the Merger. The accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 and condensed consolidated statements of operations and cash flows for the periods ended September 30, 2008 reflect the push down of the Investors' new basis. The accompanying condensed consolidated statements of operations and cash flows for the periods ended September 30, 2007 reflect the historical accounting basis in our assets and liabilities.

  Recently Issued Accounting Standards

        In May 2008, the Financial Accounting Standards Board (the "FASB") issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles", which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective sixty days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of the provisions of SFAS 162 is not anticipated to materially impact our consolidated financial statements.

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the effect of derivative instruments on the entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS 161 in the first quarter of 2009.

1. Basis of Presentation (Continued)

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

        We valued the assets acquired and liabilities assumed based on a third-party business valuation at the date of the Merger. In accordance with the provisions of SFAS 141, to the extent that the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. We believe that the goodwill arose from our dominance in the local Las Vegas gaming market, the value of the existing workforce and existing management and operating infrastructure. The purchase price allocation is currently subject to refinement and finalization and will be completed within one year of the Merger as provided under SFAS 141 "Business Combinations"; thus, for purposes of these condensed consolidated financial statements, the preliminary allocation of the purchase price for property and equipment, investments in joint ventures, intangible assets and deferred income taxes is

2. Acquisition of Station Casinos, Inc. (Continued)

based on preliminary valuation data. As a result, these balances, among others, may be further revised as purchase price allocations are refined and finalized.

November 7, 2007
(in millions)
Current assets	$120
Property and equipment, net	2,753
Intangible assets	1,014
Goodwill	2,921
Other assets	949
Current liabilities assumed	(151)
Debt assumed	(2,539)
Other long-term liabilities assumed	(850)

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

(amounts in thousands, unaudited)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net revenues	$354,128	$1,089,462
Operating income (loss)	56,816	(68,189)
Interest expense, net	91,356	275,603
Net loss	(26,446)	(237,339)

3. Goodwill and Other Intangible Assets

        During the nine months ended September 30, 2008, goodwill decreased approximately $3.5 million as a result of adjustments to the allocation of the Merger purchase price (see Note 2). Goodwill may be further revised as purchase price allocations are refined and finalized.

        Intangible assets as of September 30, 2008 and December 31, 2007 are shown in the table below (amounts in thousands).

		Successor
		September 30, 2008			December 31, 2007
			(unaudited)
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$214,791	$214,791	$—	$214,791
License rights	Indefinite	4,490	—	4,490	4,490	—	4,490
Customer relationships	25	268,961	(15,167)	253,794	268,961	(2,473)	266,488
Management contracts	3-20	521,464	(46,817)	474,647	521,464	(7,506)	513,958
Other	1	8,654	(7,765)	889	8,654	(1,274)	7,380

		$1,018,360	$(69,749)	$948,611	$1,018,360	$(11,253)	$1,007,107

3. Goodwill and Other Intangible Assets (Continued)

        The intangible asset for customer relationships refers to the value associated with our rated casino guests. We have utilized the income forecast approach as our basis for amortization of the customer relationships intangible assets since the cash flow related to these assets is typically higher in the earlier years of the relationship and then declines materially over time. The remaining definite-lived intangible assets are being amortized ratably over their estimated useful lives. The aggregate amortization expense for the three and nine months ended September 30, 2008 for those assets that are amortized under the provisions of SFAS 142 was approximately $19.5 million and $58.5 million, respectively. There was no amortization expense related to intangible assets recorded in the three and nine months ended September 30, 2007. Estimated annual amortization expense for intangible assets for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 is anticipated to be approximately $69.6 million, $42.4 million, $21.4 million, $23.8 million and $24.1 million, respectively. The amount of amortization expense to be recorded in future periods is subject to change as the purchase price allocations are refined and finalized.

        In accordance with SFAS 142, we test for impairment of goodwill and indefinite-lived intangible assets annually and in certain situations between those annual dates. Our annual test occurs during the fourth quarter of each year. If the carrying value of the assets exceeds the fair value, then impairment is measured based on the difference between the calculated fair value and the carrying value. We believe that a combination of factors in the third quarter, including the current economic environment and our operating results, represent a possible triggering event or change in circumstances under the provisions of SFAS 142 that could potentially indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value and therefore would require interim testing of goodwill and indefinite-lived intangibles for impairment. However, the purchase price allocation related to the Merger has not yet been finalized and since other key inputs that support the impairment analysis such as the Company's annual budget and forecasting process is not yet completed, it was not reasonably possible to develop and estimate any potential impairment in the third quarter. The allocation of the purchase price related to the Merger and the annual impairment analysis will be completed during the fourth quarter and there is a possibility that the fair value of one or more of our reporting units or intangible assets may be reduced below its carrying value, which would result in an impairment charge during the fourth quarter.

4. Investments in Joint Ventures

        We have various investments in 50% owned joint ventures, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions from the joint ventures. As of September 30, 2008, we have received distributions in excess of our equity earnings. The investment balance also includes any fair value adjustments recorded

4. Investments in Joint Ventures (Continued)

in conjunction with the Merger described in Note 1. Investments in joint ventures consist of the following (amounts in thousands):

	Successor
	September 30, 2008	December 31, 2007
	(unaudited)
Aliante Station (50.0%)	$166,955	$134,949
Rancho Road (50.0%)	60,636	49,958
Green Valley Ranch (50.0%) (a)	37,026	143,599
Palms Casino Resort (6.7%)	27,419	25,921
Barley's (50.0%)	22,380	22,482
Wildfire Lanes (50.0%)	16,422	11,832
The Greens (50.0%)	3,078	3,212

Investments in joint ventures	$333,916	$391,953

  (a)
  Effective January 1, 2008, Green Valley Ranch distributed to its Member, or cancelled, as applicable, the $200 million in notes receivable and the related accrued interest thereon. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on our consolidated balance sheet at December 31, 2007 was eliminated during the nine months ended September 30, 2008 with a corresponding reduction in our investment in Green Valley Ranch.

        As a result of the Merger, our investments in joint ventures balance differs from our ownership equity in these investments by $214.8 million due to the allocation of the purchase price to these investment accounts. Differences between our investments in joint ventures balance and the Company's underlying equity in the joint ventures attributable to land, goodwill and indefinite-lived intangible assets are not amortized. Differences attributable to depreciable assets and finite-lived intangible assets are amortized based on the estimated useful lives of the related assets and recorded in earnings from joint ventures on our condensed consolidated statement of operations. During the nine months ended September 30, 2008, we recorded approximately $2.5 million of depreciation and amortization related to these assets. As the purchase price allocation is preliminary, the amounts allocated to our investments in joint ventures are subject to change as the purchase price allocations are refined and finalized.

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	Successor
	September 30, 2008	December 31, 2007
	(unaudited)
Current assets	$117,677	$103,919
Property and equipment and other assets, net	2,011,242	1,694,345
Current liabilities	120,220	123,478
Long-term debt and other liabilities	1,582,633	1,318,904
Shareholders' equity	426,066	355,882

4. Investments in Joint Ventures (Continued)

        Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Net revenues	$125,542	$139,929	$385,517	$419,836
Operating costs and expenses	115,221	117,185	334,794	338,152

Operating income	10,321	22,744	50,723	81,684
Interest and other expense, net	(22,280)	(23,013)	(65,832)	(56,344)

Net (loss) income	$(11,959)	$(269)	$(15,109)	$25,340

        The operating earnings from these joint ventures are shown as a separate line item on our condensed consolidated statements of operations after operating income. In addition, interest and other expense from joint ventures are shown as a separate component under other (expense) income on our condensed consolidated statements of operations. The following table identifies the net (loss) earnings from joint ventures (amounts in thousands, unaudited):

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Operating earnings from joint ventures	$2,288	$8,943	$17,455	$29,831
Interest and other expense from joint ventures	(7,480)	(7,547)	(24,521)	(20,419)

Net (loss) earnings from joint ventures	$(5,192)	$1,396	$(7,066)	$9,412

5. Long-term Debt

        Long-term debt consists of the following (amounts in thousands):

	Successor
	September 30, 2008	December 31, 2007
	(unaudited)
CMBS mortgage loan and related mezzanine financings, due November 12, 2009, interest at a margin above LIBOR (6.6% and 7.8% at September 30, 2008 and December 31, 2007, respectively)	$2,475,000	$2,475,000
Land Loan, $250 million limit at September 30, 2008, due February 7, 2011, interest at a margin above LIBOR or the Alternate Base Rate (7.6% at September 30, 2008)	250,000	—
Revolver, $650 million limit at September 30, 2008, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (5.6% and 8.2% at September 30, 2008 and December 31, 2007, respectively)	213,900	293,100
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (6.0% and 8.0% at September 30, 2008 and December 31, 2007, respectively)	248,125	250,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, net of unamortized discount of $21.5 million and $25.4 million at September 30, 2008 and December 31, 2007, respectively	428,546	424,608
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011, net of unamortized discount of $8.0 million and $8.5 million at September 30, 2008 and December 31, 2007, respectively	391,981	391,455
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009, net of unamortized discount of $49.7 million and $54.9 million at September 30, 2008 and December 31, 2007, respectively	400,252	395,093
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized discount of $86.9 million and $92.8 million at September 30, 2008 and December 31, 2007, respectively	613,064	607,214
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $45.8 million and $48.1 million at September 30, 2008 and December 31, 2007, respectively	254,165	251,937
Other long-term debt, weighted-average interest of 7.9% and 8.0% at September 30, 2008 and December 31, 2007, respectively, maturity dates ranging from 2009 to 2017	82,877	82,742

Total long-term debt	5,357,910	5,171,149
Current portion of long-term debt	(5,761)	(2,610)

Total long-term debt, net	$5,352,149	$5,168,539

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

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders under the CMBS Loan Documents instead of permitting distribution of such funds to the Company. As of September 30, 2008, our lease coverage ratio was 1.24 to 1.00. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined in the CMBS Loan Documents.

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

5. Long-term Debt (Continued)

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of September 30, 2008, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 2.50%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for Alternate Base Rate borrowings is 1.50%. As of September 30, 2008, the fee for the unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 1.75 to 1.00 on September 30, 2008 through December 31, 2008, which increases to 2.00 to 1.00 on March 31, 2009 through December 31, 2009, to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011. As of September 30, 2008, the interest coverage ratio was 1.98 to 1.00. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio can be no more than 8.00 to 1.00 on September 30, 2008, which reduces to 7.75 to 1.00 on December 31, 2008, to 7.50 to 1.00 on March 31, 2009, to 7.25 to 1.00 on June 30, 2009, to 7.00 to 1.00 on September 30, 2009, to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.5 to 1.00 on June 30, 2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.00 to 1.00 on September 30, 2008. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business. As of September 30, 2008, our total debt to Adjusted EBITDA and total senior secured debt to Adjusted EBITDA was 7.40 to 1.00 and 1.44 to 1.00, respectively. We are currently in discussions with the lenders under our Credit Agreement regarding possible amendments of certain terms. If we are unable to amend our financial covenants, it is likely that we will not be in compliance with the maximum total debt to Adjusted EBITDA ratio beginning on December 31, 2008. Any failure to comply with such covenants would result in an event of default under our Credit Agreement that would entitle the lenders thereunder to exercise their remedies and preclude us from making additional borrowings under the Credit Agreement. All obligations under the Credit Agreement are secured by substantially all of our assets with the exception of the collateral securing the CMBS Loans, the Land Loan and other excluded items as described in the Credit Agreement.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. At September 30, 2008, our Consolidated Coverage Ratio (as defined in the Indentures) was 1.51 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a

5. Long-term Debt (Continued)

result, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolver not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. Annual lease payments for the first year will be approximately $5.3 million and will increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under SFAS 98, "Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of Lease Term; Initial Direct Costs of Direct Financing Leases". Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our condensed consolidated balance sheets and it continues to be depreciated. During the three and nine months ended September 30, 2008, we recorded approximately $1.3 million and $3.9 million, respectively, of interest expense related to this lease. Future minimum lease payments related to this lease are approximately $5.3 million, $5.4 million, $5.5 million, $5.5 million and $5.6 million for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

  Derivative Instruments

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of September 30, 2008, we had two floating-to-fixed rate interest rate swaps with a combined notional amount of $250 million terminating in February 2011, which qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value reported as a component of other comprehensive income (loss). These cash flow hedges effectively convert a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. As of September 30, 2008, we paid a weighted-average fixed rate of 3.1% and received one-month LIBOR which approximated 2.5%.

        In addition, we have two floating-to-fixed rate interest rate swaps, one with a notional amount of $1.36 billion terminating in November 2012 and one with a notional amount of $250 million terminating in January 2011, each effectively converting a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. These interest rate swaps are not designated as hedging instruments and as a result, gains or losses resulting from the change in fair value of these swaps are recognized in earnings in the period of the change. As of September 30, 2008, we paid a weighted-average fixed rate of 4.9% and received one-month LIBOR which approximated 2.6%. For the three and nine months ended September 30, 2008, we recorded gains of approximately $16.2 million and $22.9 million, respectively, on the condensed consolidated statements of operations related to the change in fair value of interest rate swaps as well as the interest rate caps related to the CMBS Loans.

5. Long-term Debt (Continued)

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense of approximately $10.5 million and $25.1 million for the three and nine months ended September 30, 2008, respectively. At September 30, 2007, we had interest rate swaps with a combined notional amount of $550.0 million. For the three and nine months ended September 30, 2007, the net effect of these interest rate swaps resulted in a reduction of interest expense of approximately $0.2 million and $0.6 million, respectively.

6. Due to Unconsolidated Affiliate

        On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the "Green Valley Facility"). Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving facility and term loan, as well as fund an equal distribution to the members which was comprised of approximately $185 million in cash distributions to each member and a $100 million loan to each member or a wholly-owned subsidiary of such member, in each case evidenced by a promissory note from each member for total distributions of approximately $570 million. Effective January 1, 2008, Green Valley Ranch distributed to its member, or cancelled, as applicable, the $200 million in notes receivable, and the related accrued interest thereon. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on our consolidated balance sheet at December 31, 2007 was eliminated during the nine months ended September 30, 2008 with a corresponding reduction in our investments in joint ventures.

7. Stockholders' Equity

  Comprehensive Income (Loss)

        SFAS 130, "Reporting Comprehensive Income", requires companies to disclose other comprehensive income and the components of such income. Comprehensive income is the total of net income and all other nonstockholder changes in equity. We have recorded the mark-to-market valuation of our interest rate swaps designated as hedging instruments, our 50% interest in the mark-to-market valuation of the interest rate swaps designated as hedging instruments at Green Valley Ranch and Aliante Station, as well as the unrealized (loss) gain on available-for-sale securities and the amortization of the unrecognized pension and postretirement benefit plan liabilities as other comprehensive (loss) income. Comprehensive (loss) income was computed as follows (amounts in thousands, unaudited):

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Net (loss) income	$(23,434)	$3,709	$(75,709)	$41,832
Mark-to-market valuation of interest rate swaps, net of tax	(463)	(10,467)	2,430	(6,351)
Unrealized (loss) gain on available-for-sale securities, net of tax	(201)	282	(525)	370
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(9)	154	2,026	461

Comprehensive (loss) income	$(24,107)	$(6,322)	$(71,778)	$36,312

7. Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss are as follows (amounts in thousands):

	Successor
	September 30, 2008	December 31, 2007
	(unaudited)
Mark-to-market valuation of interest rate swaps, net of tax	$(4,047)	$(6,477)
Unrealized (loss) gain on available-for-sale securities, net of tax	(37)	488
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(3,966)	(5,992)

Accumulated other comprehensive loss	$(8,050)	$(11,981)

  Treasury Stock

        During the three and nine months ended September 30, 2007, we repurchased 1.2 million and 1.3 million shares, respectively, of our common stock for approximately $107.4 million and $110.1 million for the same periods, primarily through open market purchases. As of November 7, 2007 upon the consummation of the Merger, all treasury stock was cancelled and retired.

  Dividends

        During the nine months ended September 30, 2007, we paid a quarterly cash dividend of $0.2875 per share to stockholders of record on February 26, 2007 and May 21, 2007 for approximately $32.9 million. On September 26, 2007, we declared a quarterly cash dividend of $0.2875 per share payable on October 15, 2007 to shareholders of record on October 5, 2007. Subsequent to the Merger on November 7, 2007, no dividends have been declared.

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

8. Share-Based Compensation (Continued)

        At September 30, 2008, we had unearned share-based compensation of approximately $54.3 million associated with Class B Units and Class C Units which is expected to be recognized over a period of approximately 4.7 years. During the nine months ended September 30, 2008, 122,576 Class B Units were granted with a weighted-average grant-date fair value of $36.96, which vest equally over five years. In addition, 224,262 Class C Units were granted in the nine months ended September 30, 2008 with a weighted average grant-date fair value of $15.69. The Class C Units vest equally over five years.

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

        The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. Total intrinsic value of stock options exercised for the three and nine months ended September 30, 2007 was zero and $3.3 million, respectively. The total fair value of restricted shares that vested for the three and nine months ended September 30, 2007 was $11.6 million and $35.6 million, respectively.

        We received a tax deduction for certain stock option exercises during the period the options were exercised, generally for the excess of the market price over the exercise price of the options. For the nine months ended September 30, 2007, we reported $1.8 million of excess tax benefit.

8. Share-Based Compensation (Continued)

        The following table represents where reported share-based compensation expense was classified in the accompanying condensed consolidated statements of operations (amounts in thousands, unaudited):

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Casino	$83	$93	$405	$280
Selling, general and administrative	524	590	1,707	2,039
Corporate	1,735	4,005	5,002	12,049
Development	257	555	737	1,657
Preopening	497	226	1,617	417
Earnings from joint ventures	13	—	50	—

Total share-based compensation	3,109	5,469	9,518	16,442
Tax benefit	(1,088)	(1,914)	(3,331)	(5,754)

Total share-based compensation, net of tax	$2,021	$3,555	$6,187	$10,688

9. Future Development

  Las Vegas Development

  Aliante Station

        In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We are developing and will manage the facility, located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property's revenues and approximately 5% of EBITDA. Construction on Aliante Station began in February 2007. The first phase of Aliante Station is expected to open in November 2008 and will include a hotel, casino, multiple full-service restaurants and a multi-screen movie theater complex. Pursuant to the terms of the agreement, in January 2006, we contributed a 54-acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture.

        In October 2007, we completed financing for Aliante Station (the "Aliante Financing"). The Aliante Financing was completed with a group of banks and provides for borrowings up to $430 million at a margin above the LIBOR rate of up to 325 basis points. The loan requires initial equity contributions from each partner, Station and G.C. Investments, LLC (G.C. Investments, LLC being principally owned by members of the Greenspun family) of $105 million, which had been contributed as of September 30, 2008. The loan also requires equity contributions for a completion guarantee, if necessary, for project costs that exceed $618 million exclusive of land acquisition costs and financing costs. The completion guarantee is a joint and several obligation of each partner, with G.C. Investment, LLC's obligation collateralized.

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a

9. Future Development (Continued)

joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of September 30, 2008, we have contributed an additional $38.2 million to fund the acquisition of additional property as well as design and development costs.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the three months ended March 31, 2008. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of September 30, 2008, we have advanced approximately $136.4 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of September 30, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        On April 18, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial

9. Future Development (Continued)

review of the Determination. On September 10, 2008, the U.S. Attorney representing the DOI exercised her right to have the case reassigned from a magistrate to an Article III judge. On September 22, 2008, the parties stipulated to file the responsive pleadings no later than November 17, 2008. On October 2, 2008, the FIGR filed a motion to permissively intervene in the lawsuit and a hearing on the intervention was set for December 19, 2008. The Company believes that the allegations contained in the Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of September 30, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of September 30, 2008, we have advanced approximately $40.4 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

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

9. Future Development (Continued)

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

        On May 13, 2008, the MGO Plaintiffs filed a petition for rehearing en banc with the Court of Appeals. On July 25, 2008, the Court of Appeals denied the MGO Plaintiffs' petition for rehearing en banc. On July 29, 2008, the MGO Plaintiffs filed an emergency motion for stay of mandate pending petition for certiorari. On August 1, 2008, the DOI and Gun Lake filed their responses to the emergency motion for stay of mandate. On August 15, 2008, the Court of Appeals granted the emergency motion for stay of mandate. On October 23, 2008, the MGO Plaintiffs filed a petition for certiorari seeking review of the Court of Appeals' decision by the United States Supreme Court. During the pendency of the stay issued by the Court of Appeals', the DOI is prohibited from taking the land into trust, which is necessary for Gun Lake to commence construction of its proposed gaming and entertainment project on the site.

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the Determination. On October 7, 2008, the DOI filed a motion to dismiss. The Federal District Court has yet to render a decision on those motions. The Company believes that the allegations contained in the Patchak Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

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

9. Future Development (Continued)

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. As of September 30, 2008, we have advanced approximately $10.7 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of September 30, 2008, $50,000 of these payments had been made and were expensed as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On October 26, 2007, the NIGC issued a Finding Of No Significant Impact with respect to the proposed project. The NIGC also approved MITCR's tribal-gaming ordinance authorizing gaming on the proposed project site. On January 17, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint seeks judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit. On June 16, 2008, the District Court granted MITCR's motion to intervene. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss Plaintiff's Amended Complaint. Pursuant to a briefing schedule agreed upon by the parties, Plaintiff's opposition to MITCR's motion to dismiss and Plaintiff's dispositive motion must be filed by October 24, 2008, and all of the parties' briefs concerning the dispositive motions must be filed by December 8, 2008. The Company believes that the allegations contained in the Amended Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming

9. Future Development (Continued)

and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. As of September 30, 2008, we have advanced approximately $14.0 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of September 30, 2008, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

  Land Held for Development

        As of September 30, 2008, we had $1.05 billion of land held for development that consists primarily of eight sites that are owned or leased, which includes 356 acres in the Las Vegas valley, 172 acres in the northern California and 204 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 73 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. We have extended the date for the close of escrow to no later than January 2009. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets at September 30, 2008 and December 31, 2007.

        Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to proceed with any particular project.

10. Fair Value Measurements

        During the nine months ended September 30, 2008, we adopted SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115", and have not made any fair value elections with respect to any eligible assets or liabilities as permitted under the provisions of SFAS 159 to date. We also adopted SFAS 157, "Fair Value Measurements" during the nine months ended September 30, 2008, for financial assets and liabilities and nonfinancial assets and liabilities measured on a recurring basis. We currently do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather applies to other accounting pronouncements that require or permit fair value measurements. This standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable, and include situations in which there is little, if any, market activity for the asset or liability at the measurement date.

        The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands, unaudited):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
Assets
Company-owned life insurance—deferred compensation	$—	$22,411	$—	$22,411
Deferred compensation assets	8,971	—	—	8,971
Interest rate swaps	—	3,863	—	3,863
Interest rate caps	—	1,830	—	1,830
Available-for-sale securities	467	—	—	467

Total assets	$9,438	$28,104	$—	$37,542

Liabilities
Interest rate swaps	$—	$50,986	$—	$50,986
Deferred compensation liabilities	26,974	—	—	26,974

Total liabilities	$26,974	$50,986	$—	$77,960

        The fair values of Company-owned life insurance deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms. The fair values of available-for-sale securities and deferred compensation assets and liabilities are based on quoted prices in active markets. The fair values of interest rate swaps and interest rate caps are based on quoted market prices from various banks for similar instruments. These quoted market prices are based on relevant factors such as the contractual terms of our interest rate swap agreements and interest rate curves and are adjusted for the non-performance risk of either us or our counterparties, as applicable.

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

        The components of the net periodic pension benefit cost related to the SERP and SMRP consist of the following (amounts in thousands, unaudited):

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Service cost	$385	$512	$1,466	$1,537
Interest cost	281	467	972	1,399
Amortization of prior service (credit) cost	(15)	78	(54)	234
Amortization of actuarial losses	—	159	92	476

Net periodic pension cost	651	1,216	2,476	3,646
Curtailment charge	—	—	(1,525)	—

Total pension cost	$651	$1,216	$951	$3,646

12. Income Taxes

        For the three months ended September 30, 2008 and 2007 our effective tax rate was 38% and 35%, respectively. For the nine months ended September 30, 2008 and 2007, our effective tax rate was 33% and 44%, respectively. The effective tax rate for the nine months ended September 30, 2007 was significantly higher due to Merger related expenses that were not tax deductible.

        During the nine months ended September 30, 2008, our liability related to uncertain tax positions, including any accrued interest, increased to approximately $6.7 million from approximately $3.3 million as of December 31, 2007. The increase is a result of tax positions taken in prior years. Our liability for the payment of interest on our unrecognized tax benefits increased to $1.0 million at September 30, 2008 from $0.4 million at December 31, 2007.

13. Commitments and Contingencies

  Sparks Nugget, Inc. vs. State ex rel. Department of Taxation

        On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. On April 15,

13. Commitments and Contingencies (Continued)

2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision. On July 16, 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Company is currently evaluating the impact of the Nevada Supreme Court's decision not to rehear the case. Accordingly, we have not recorded a receivable related to a refund for previously paid use tax on complimentary employee and patron meals in the accompanying consolidated balance sheet as of September 30, 2008. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision.

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

        We own and operate Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Sunset Station Hotel & Casino ("Sunset Station"), Santa Fe Station Hotel & Casino ("Santa Fe Station"), Red Rock Casino Resort Spa ("Red Rock"), Fiesta Rancho Casino Hotel ("Fiesta Rancho"), Fiesta Henderson Casino Hotel ("Fiesta Henderson"), Wild Wild West Gambling Hall & Hotel ("Wild Wild West"), Wildfire Casino—Rancho ("Wildfire Rancho"), Wildfire Casino—Boulder ("Wildfire Boulder"), Gold Rush Casino ("Gold Rush") and Lake Mead Casino. We also own a 50% interest in Green Valley Ranch Resort Spa Casino ("Green Valley Ranch"), Barley's Casino & Brewing Company ("Barley's"), The Greens Gaming and Dining ("The Greens") and Wildfire Lanes and Casino ("Wildfire Lanes"). Each of our casinos caters primarily to local Las Vegas area residents. We market the seven "Station" casinos (including Green Valley Ranch and Red Rock) together under the Station Casinos' brand and the two "Fiesta" casinos under the Fiesta brand, offering convenience and choices to residents throughout the Las Vegas valley with our strategically located properties. In addition, we manage Thunder Valley Casino ("Thunder Valley") in Sacramento, California on behalf of the United Auburn Indian Community ("UAIC").

        In addition, we are developing Aliante Station Casino and Hotel ("Aliante Station"), a hotel and casino located in the Aliante master-planned community in North Las Vegas, Nevada. We are jointly developing the project on a 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We are the managing partner of the project and will receive a management fee for our services of 2% of the property's revenues and approximately 5% of EBITDA. The $662 million project is expected to open on November 11, 2008.

        Our operating results are greatly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our non-gaming amenities. A substantial portion of our operating income is generated from our gaming operations, more specifically slot play. Gross revenues are one of the key indicators of our business. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

        The Merger resulted in a greater than 50% control of the Company and was a "business combination" for accounting purposes, requiring FCP, Fertitta Partners, FCP VoteCo and their respective owners (the "Investors"), pursuant to Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", to record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result of the Securities and Exchange Commission's rules and guidance regarding "push-down" accounting, the Investors' new accounting basis in our assets and liabilities is reflected in our condensed consolidated financial statements to the extent that the Investors paid cash for the non-voting stock of the Company as of the consummation of the Merger. Management has deemed it impracticable to determine the individual investors' carryover basis in the shares and has accordingly computed the carryover basis based on the pro rata portion of book value of Station prior to the Merger. The accompanying results of operations and cash flows for the periods ended September 30, 2008 reflect the push down of the Investors' new basis. The accompanying results of operations and cash flows for the periods ended September 30, 2007 reflect the historical accounting basis in our assets and liabilities.

        The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

  Overview

        The following table highlights the results of our operations as compared to the prior periods (dollars in thousands, unaudited):

	Successor	Predecessor		Successor	Predecessor
	Three months ended September 30, 2008	Three months ended September 30, 2007	Percent change	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Percent change
Net revenues—total	$316,968	$354,128	(10.5)%	$1,008,387	$1,089,462	(7.4)%
Major Las Vegas Operations(a)	286,633	321,232	(10.8)%	914,052	983,377	(7.0)%
Management fees(b)	17,767	20,999	(15.4)%	55,839	69,441	(19.6)%
Other operations and corporate(c)	12,568	11,897	5.6%	38,496	36,644	5.1%
Operating income—total	$41,419	$62,623	(33.9)%	$152,290	$237,395	(35.8)%
Major Las Vegas Operations(a)	61,787	61,300	0.8%	213,349	228,973	(6.8)%
Management fees(b)	17,767	20,999	(15.4)%	55,839	69,441	(19.6)%
Other operations and corporate(c)	(38,135)	(19,676)	(93.8)%	(116,898)	(61,019)	(91.6)%
Cash flows provided by (used in):
Operating activities	$(10,375)	$41,029	(125.3)%	$19,994	$263,084	(92.4)%
Investing activities	(55,751)	(222,801)	75.0%	(213,935)	(390,076)	45.2%
Financing activities	62,920	175,581	(64.2)%	164,760	109,052	51.1%

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

  Results of Operations

        Consolidated net revenues for the three months ended September 30, 2008 decreased 10.5% to $317.0 million as compared to $354.1 million for the three months ended September 30, 2007. Consolidated net revenues for the nine months ended September 30, 2008 decreased 7.4% to $1.0 billion as compared to $1.1 billion for the nine months ended September 30, 2007. The decrease in net revenues for both periods was due primarily to an overall decrease in gaming revenue across our properties as the result of weakening Las Vegas and U.S. economies. Declining real estate values, higher oil prices, increased unemployment and declining consumer confidence have all precipitated an economic slowdown which has negatively impacted our operations during 2008. Similarly, combined net revenues from our Major Las Vegas Operations decreased 10.8% and 7.0% for the three and nine months ended September 30, 2008, respectively, as compared the same periods in the prior year.

        Consolidated operating income decreased 33.9% and 35.8% for the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007. The decrease is due to a decrease in revenues as a result of the general economic slowdown discussed above, as well as an increase in depreciation and amortization expense of 24.4% and 37.2% for the three and nine months ended September 30, 2008, respectively, related primarily to the intangible assets recorded in conjunction with the Merger. As a result of these factors, our consolidated operating margin decreased to 13.1% and 15.1% for the three and nine months ended September 30, 2008, respectively, from 17.7% and 21.8% for the three and nine months ended September 30, 2007, respectively.

        The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Successor	Predecessor		Successor	Predecessor
	Three months ended September 30, 2008	Three months ended September 30, 2007	Percent change	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Percent change
Casino revenues	$224,008	$254,169	(11.9)%	$711,672	$775,323	(8.2)%
Casino expenses	89,463	98,218	(8.9)%	276,674	290,500	(4.8)%
Margin	60.1%	61.4%		61.1%	62.5%
Food and beverage revenues	$56,994	$60,372	(5.6)%	$176,724	$184,800	(4.4)%
Food and beverage expenses	36,753	45,087	(18.5)%	118,715	132,141	(10.2)%
Margin	35.5%	25.3%		32.8%	28.5%
Room revenues	$24,497	$25,223	(2.9)%	$82,778	$84,527	(2.1)%
Room expenses	10,121	9,464	6.9%	30,686	28,010	9.6%
Margin	58.7%	62.5%		62.9%	66.9%
Other revenues	$19,296	$20,097	(4.0)%	$58,378	$57,040	2.3%
Other expenses	7,103	7,813	(9.1)%	23,080	21,533	7.2%
Selling, general and administrative expenses	$66,032	$67,841	(2.7)%	$193,836	$190,665	1.7%
Percent of net revenues	20.8%	19.2%		19.2%	17.5%
Corporate expense	$6,792	$15,717	(56.8)%	$29,226	$54,430	(46.3)%
Percent of net revenues	2.1%	4.4%		2.9%	5.0%
Earnings from joint ventures	$2,288	$8,943	(74.4)%	$17,455	$29,831	(41.5)%

         Casino.    Casino revenues decreased 11.9% to $224.0 million for the three months ended September 30, 2008 as compared to $254.2 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, casino revenues decreased 8.2% to $711.7 million as compared to $775.3 million for the nine months ended September 30, 2007. The decrease in casino revenues is primarily due to the general economic slowdown discussed above. As a result, customer visits to our properties and customer spend decreased during the three and nine months ended September 30, 2008 as compared to the same periods in the prior year. Casino expenses decreased 8.9% to $89.5 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. For the nine months ended September 30, 2008, casino expenses decreased 4.8% to $276.7 million from $290.5 million for the same period in the prior year. The decrease in casino expenses for both periods is due to a decrease in gaming taxes as a result of lower gaming revenues, a decrease in costs related to complimentaries and reduced payroll expense as a result of decreased staffing company wide.

         Food and Beverage.    Food and beverage revenues decreased 5.6% and 4.4% for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in the prior year primarily due to several restaurant closures during the year as well as reduced hours of operation at various food outlets due to the general economic slowdown discussed above. Food covers for the three and nine months ended September 30, 2008 decreased 10.4% and 13.5%, respectively, compared to the three and nine months ended September 30, 2007 due to these same factors.

        Food and beverage expenses decreased 18.5% and 10.2% for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in the prior year due to the decrease in covers, an overall decrease in our food and beverage costs as a result of efficiency efforts and reduced payroll expense due to decreased staffing. The food and beverage operating margin for the three and nine months ended September 30, 2008 increased 10.2 percentage points and 4.3 percentage points, respectively, as compared to the same periods in the prior year, primarily due to efficiency efforts that have decreased our food and beverage costs. For the three months ended September 30, 2008, the average guest check remained fairly constant as the impact of price increases at our Major Las Vegas operations was offset by reductions at some of our other operations. For the nine months ended September 30, 2008, the average guest check increased 6.1% as compared to the same period in the prior year, due to an increase in selected menu prices and the addition of an Asian-themed full service restaurant at Red Rock in July 2007.

         Room.    Room revenues decreased 2.9% and 2.1% for the three and nine months ended September 30, 2008, respectively, as compared to same periods in the prior year. Room occupancy increased to 90% for the three months ended September 30, 2008 as compared to 88% for the three months ended September 30, 2007 due to an increase in group and wholesale room sales. For the nine months ended September 30, 2008, room occupancy decreased to 90% from 92% for the nine months ended September 30, 2007 due to the general economic slowdown discussed above. The average daily room rate decreased to $77 for the three months ended September 30, 2008 from $86 in the same three month period in the prior year. For the nine months ended September 30, 2008, the average daily room rate decreased to $87 from $92 for the nine months ended September 30, 2007. The decrease in room rates in both periods is primarily due to an overall decrease across all properties as a result of the general economic slowdown and increased wholesale room sales. Room expenses increased 6.9% and 9.6% for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in the prior year due to an increase in expenses related to our focus on brand and revenue management. Accordingly, room operating margin for the three and nine months ended September 30, 2008 decreased 3.8 percentage points and 4.0 percentage points, respectively, from the same periods in the prior year.

         Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues decreased 4.0% to approximately $19.3 million for the three months ended September 30, 2008 as compared to approximately $20.1 million for the three months ended September 30, 2007. This decrease is primarily due to an overall decrease in revenues at these outlets offset by an increase in fuel revenue at the truck plaza located at Wild Wild West as a result of higher oil prices. For the nine months ended September 30, 2008, other revenues increased 2.3% to approximately $58.4 million from $57.0 million during the same period in the prior year. The increase is due to the increase in fuel prices discussed above as well as the opening of a 72-lane bowling center at Red Rock in April 2007. These increases were offset by a decrease in revenue at our other outlets during the nine-month period.

         Management Fees.    We manage Thunder Valley on behalf of the United Auburn Indian Community (the "UAIC") and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Barley's, The Greens and Wildfire Lanes and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. For the three months ended September 30, 2008, management fees decreased to approximately $17.8 million as compared to $21.0 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, management fees decreased to approximately $55.8 million as compared to $69.4 million for the nine months ended September 30, 2007. The decrease in both periods is primarily due to an overall decrease in revenues at our managed properties as a result of the general economic slowdown discussed above as well as our portion of expenses at Thunder Valley related to California Referendum laws of approximately $1.6 million during the nine months ended September 30, 2008.

         Selling, General and Administrative ("SG&A").    SG&A expenses decreased 2.7% for the three months ended September 30, 2008 as compared to the same period in the prior year due to a decrease in utility costs, primarily as a result of energy efficiency efforts, offset by approximately $0.5 million in severance expense recorded during the current period. For the nine months ended September 30, 2008,

SG&A expense increased 1.7% as compared to the same period in the prior year. The increase is related to an increase in advertising costs and promotional spending as well as $1.7 million in severance expense incurred during the nine months ended September 30, 2008. These increases were offset by a decrease in utility costs as discussed above. SG&A as a percentage of net revenues increased to 20.8% for the three months ended September 30, 2008 compared to 19.2% for the same period in the prior year due to lower net revenues. Similarly, for the nine months ended September 30, 2008, SG&A as a percentage of net revenues increased to 19.2% as compared to 17.5% for the nine months ended September 30, 2007.

         Corporate Expense.    Corporate expense as a percentage of net revenues decreased to 2.1% and 2.9% for the three and nine months ended September 30, 2008, respectively, compared to 4.4% and 5.0% for the three and nine months ended September 30, 2007, respectively. For the three months ended September 30, 2008, corporate expense decreased 56.8% to $6.8 million as compared to $15.7 million for the same period in the prior year. Corporate expense decreased 46.3% to $29.2 million for the nine months ended September 30, 2008 from $54.4 million for the nine months ended September 30, 2007. The decrease in corporate expense is due to a reduction in share-based compensation expense of $2.3 million and $7.0 million during the three and nine months ended September 30, 2008, respectively, as a result of the discontinuation of the prior stock compensation plans upon consummation of the Merger on November 7, 2007 and a decrease in payroll expense related to decreased staffing. These decreases were offset by severance expense of approximately $0.2 million and $2.2 million for the three and nine months ended September 30, 2008, respectively, and an increase in health insurance benefits cost. In addition, corporate expense for the three and nine months ended September 30, 2007 included approximately $2.2 million and $13.2 million, respectively, of Merger related expenses.

         Development Expense.    Development expense includes costs to identify potential gaming opportunities and other development opportunities, which include payroll, travel and legal expenses. Development expenses for the three and nine months ended September 30, 2008 were approximately $0.7 million and $2.1 million, respectively. For the three and nine months ended September 30, 2007, development expenses were approximately $1.0 million and $2.7 million, respectively.

         Depreciation and Amortization.    Depreciation and amortization increased 24.4% to approximately $55.1 million for the three months ended September 30, 2008 as compared to $44.3 million for the three months ended September 30, 2007. Depreciation and amortization increased 37.2% to approximately $170.7 million for the nine months ended September 30, 2008 as compared to $124.5 million for the nine months ended September 30, 2007. The increase in both periods was due primarily to amortization expense of approximately $19.5 million and $58.5 million during the three and nine months ended September 30, 2008, respectively, associated with intangible assets recorded in connection with the Merger. The increase was offset by a decrease in depreciation expense due to the new basis in our property, plant and equipment as a result of the Merger.

         Preopening Expenses.    Preopening expenses primarily relate to projects under development. For the three months ended September 30, 2008 and 2007, preopening expenses were approximately $3.3 million and $1.9 million, respectively. Preopening expenses for the nine months ended September 30, 2008 and 2007 were approximately $8.1 million and $5.4 million, respectively.

         Management Agreement/Lease Termination.    During the three and nine months ended September 30, 2008, we recorded approximately $0.1 million and $1.7 million, respectively, in lease termination costs, primarily to terminate a lease on land adjacent to the current Wild Wild West property. During the nine months ended September 30, 2007, we recorded $3.8 million primarily to terminate the management agreement related to Cherry nightclub at Red Rock.

         Earnings from Joint Ventures.    We own a 50% interest in various joint ventures, including Green Valley Ranch, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. For the three months ended September 30, 2008, our share of earnings from these joint ventures decreased 74.4% to

$2.3 million as compared to $8.9 million for the three months ended September 30, 2007. Our earnings from joint ventures decreased 41.5% to $17.5 million for the nine months ended September 30, 2008 as compared to $29.8 million for the nine months ended September 30, 2007. The decrease in earnings from joint ventures in both periods is primarily a result of a decrease in operating results at Green Valley Ranch due to the general economic slowdown discussed above, additional depreciation and amortization expense related to the purchase price allocations to our investments in joint ventures made in conjunction with the Merger, and an increase in preopening expenses at Aliante Station as the property prepares to open in November 2008.

         Interest Expense.    Interest expense, net of capitalized interest, increased 55.2% to $90.5 million in the three months ended September 30, 2008 as compared to $58.3 million in the three months ended September 30, 2007. Gross interest expense increased approximately $37.1 million over the same period due to an increase in our long-term debt of approximately $1.7 billion from September 30, 2007 to September 30, 2008. Debt increased as a result of the additional debt incurred in conjunction with the consummation of the Merger, including the CMBS Loans and Land Loan which had associated gross interest expense of $41.6 million and $4.7 million, respectively, for the three months ended September 30, 2008. In addition, our weighted average cost of debt increased to approximately 7.4% for the three months ended September 30, 2008 from 6.9% for the three months ended September 30, 2007. The increase in the weighted-average cost of debt is primarily related to a 0.7% increase in our effective interest rate as a result of the fair value adjustments made in connection with the Merger related to our senior and senior subordinated notes. Capitalized interest increased approximately $4.8 million to $10.1 million for the three months ended September 30, 2008 as compared to $5.3 million for the three months ended September 30, 2007, due to an increase in the interest being capitalized on our equity contributions to Aliante Station during the construction of the project which began in February 2007 and several other ongoing projects.

        Interest expense, net of capitalized interest, increased 63.8% to $281.9 million in the nine months ended September 30, 2008 as compared to $172.1 million in the nine months ended September 30, 2007. Gross interest expense increased approximately $118.1 million over the same period due to an increase in our long-term debt of approximately $1.7 billion from September 30, 2007 to September 30, 2008. Debt increased as a result of the additional debt incurred in conjunction with the consummation of the Merger as noted above, including the CMBS Loans and Land Loan which had associated gross interest expense of $128.1 million and $10.7 million, respectively, for the nine months ended September 30, 2008. In addition, our weighted-average cost of debt increased to approximately 7.6% for the nine months ended September 30, 2008 from 6.9% for the nine months ended September 30, 2007. The increase in the weighted-average cost of debt is primarily related to a 0.7% increase in our effective interest rate as a result of the fair value adjustments made in connection with the Merger related to our senior and senior subordinated notes. Capitalized interest increased approximately $7.7 million to $21.9 million for the nine months ended September 30, 2008 as compared to $14.2 million for the nine months ended September 30, 2007, primarily due to an increase in the interest being capitalized on our equity contributions to Aliante Station during the construction of the project as well as that attributable to several other ongoing projects as noted above.

         Interest and Other Expense from Joint Ventures.    We recorded approximately $7.5 million in interest and other expense related to our unconsolidated joint ventures for both the three months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008 and 2007, we recorded approximately $24.5 million and $20.4 million, respectively, in interest and other expense related to our unconsolidated joint ventures. This increase is primarily a result of the $830 million credit facility Green Valley Ranch entered into on February 16, 2007 which increased their long-term debt by approximately $586 million.

         Change in Fair Value of Derivative Instruments.    During the three and nine months ended September 30, 2008, we recorded a gain of $16.2 million and $22.9 million, respectively, related primarily to the change in fair value of our derivative instruments not designated as hedges for accounting purposes. There was no such gain or loss during the three or nine months ended September 30, 2007 as all of our derivative instruments were designated as hedges for accounting purposes at that time.

         Income Tax Benefit (Provision).    For the three months ended September 30, 2008 and 2007 our effective tax rate was 38% and 35%, respectively. For the nine months ended September 30, 2008 and 2007, our effective tax rate was 33% and 44%, respectively. The effective tax rate for the nine months ended September 30, 2007 was significantly higher due to Merger related expenses that were not tax deductible.

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

        During the nine months ended September 30, 2008, we generated cash flows from operating activities of approximately $20.0 million. Cash provided by operations decreased approximately $243.1 million during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This decrease is the result of an $82.1 million decrease in distributions of earnings from joint ventures due to a one-time distribution from Green Valley Ranch in 2007 with no corresponding distribution in 2008, an $89.8 million increase in cash paid for interest as a result of our increased debt obligations and a $38.9 million decrease in our operating income (excluding depreciation and amortization) as a result of an $81.1 million decrease in net revenues. We believe that our cash flows in future periods will continue to be affected by the increase in our interest expense and the continued weakening Las Vegas and U.S. economies, and we continue to experience revenue declines in the fourth quarter that are in excess of third quarter levels.

        At September 30, 2008, we had total available borrowings of $650.0 million under the Revolver, which was reduced by borrowings of $213.9 million and various letters of credit totaling approximately $9.9 million, leaving approximately $426.2 million available under our most restrictive debt covenant as of September 30, 2008. We had $67.2 million in cash and cash equivalents as of September 30, 2008, virtually all of which is used for day-to-day operations of our casinos.

        During the nine months ended September 30, 2008, total capital expenditures were $133.5 million, of which approximately $29.0 million was for the purchase of land and approximately $104.5 million was for maintenance capital expenditures and various other projects. We classify items as maintenance capital to differentiate replacement type capital expenditures such as a new slot machine from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures for the nine months ended September 30, 2008 were significantly less than the same period in the prior year. This reduction is due primarily to the completion of several major expansion projects in the prior year, including the phase II and phase III master-planned expansions at Red Rock, the phase II master-planned expansion at Fiesta Henderson and the phase III master-planned expansion at Santa Fe. In addition, we also completed construction of a new corporate office building during 2007. We do not have any significant expansion projects planned for the year ended December 31, 2008. Our decision whether to proceed with any new gaming or development opportunity, or expansion is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to proceed with any particular project.

        Our primary cash requirements for the remainder of 2008 are expected to include (i) principal and interest payments on indebtedness, (ii) maintenance and other capital expenditures of approximately $11.0 million, (iii) other strategic land purchases, (iv) equity contributions to joint ventures, (v) payments related to our existing and other potential Native American projects and (vi) payments for design and development costs of future projects.

        We believe that cash flows from operations, borrowings under the Credit Agreement and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of 2008. However, we are continually evaluating our financing needs. In addition, we are currently in discussions with the lenders under our Credit Agreement regarding amendments to our financial covenants. If we are unable to amend our financial covenants, it is likely that we will not be in compliance with the maximum total debt to Adjusted EBITDA ratio beginning on December 31, 2008. Any failure to comply with such covenants would result in an event of default under our Credit Agreement that would entitle the lenders thereunder to exercise their remedies and preclude us from making additional borrowings under the Credit Agreement.

  Off-Balance Sheet Arrangements

        As of September 30 2008, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a combined notional amount of $1.86 billion (see "Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps"). We also have certain contractual obligations including long-term debt, operating leases, employment contracts, long-term stay on agreements, slot conversion purchases and the purchase of land. There have been no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, other than additional interest rate swaps entered into in 2008 with a combined notional amount of $500 million.

Future Development—Las Vegas

  Aliante Station

        In December 2005, we entered into an agreement with the Greenspun Corporation to develop Aliante Station, a hotel and casino in the Aliante master-planned community located in North Las Vegas, Nevada. We are developing and will manage the facility, located on a gaming-entitled 40-acre site on the northeast corner of Interstate 215 and Aliante Parkway, which was contributed by the Greenspun Corporation for their 50% ownership in the joint venture. We will receive a management fee equal to 2% of the property's revenues and approximately 5% of EBITDA. Construction on Aliante Station began in February 2007 and is expected to be completed in November 2008 at a cost of approximately $662 million. The first phase of Aliante Station will include 201 hotel rooms, approximately 2,600 slot machines, multiple full-service restaurants and a 16-screen movie theater complex. Pursuant to the terms of the agreement, in January 2006, we contributed a 54-acre site located on Losee Road in North Las Vegas, Nevada, as well as approximately $2.2 million, for our 50% ownership in the joint venture. As of September 30, 2008, we have contributed an additional $105 million to fund project costs.

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of September 30, 2008, we have contributed an additional $38.2 million to fund the acquisition of additional property as well as design and development costs.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the three months ended March 31, 2008. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of September 30, 2008, we have advanced approximately $136.4 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of September 30, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        On April 18, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On September 10, 2008, the U.S. Attorney representing the DOI exercised her right to have the case reassigned from a magistrate to an Article III judge. On September 22, 2008, the parties stipulated to file the responsive pleadings no later than November 17, 2008. On October 2, 2008, the FIGR filed a motion to permissively intervene in the lawsuit and a hearing on the intervention was set for December 19, 2008. The Company believes that the allegations contained in the Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of September 30, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of September 30, 2008, we have advanced approximately $40.4 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

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

        On May 13, 2008, the MGO Plaintiffs filed a petition for rehearing en banc with the Court of Appeals. On July 25, 2008, the Court of Appeals denied the MGO Plaintiffs' petition for rehearing en banc. On July 29, 2008, the MGO Plaintiffs filed an emergency motion for stay of mandate pending petition for certiorari. On August 1, 2008, the DOI and Gun Lake filed their responses to the emergency motion for stay of mandate. On August 15, 2008, the Court of Appeals granted the emergency motion for stay of mandate. On October 23, 2008, the MGO Plaintiffs filed a petition for certiorari seeking review of the Court of Appeals' decision by the United States Supreme Court. During the pendency of the stay issued by the Court of Appeals', the DOI is prohibited from taking the land into trust, which is necessary for Gun Lake to commence construction of its proposed gaming and entertainment project on the site.

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the Determination. On October 7, 2008, the DOI filed a motion to dismiss. The Federal District Court has yet to render a decision on those motions. The Company believes that the allegations contained in the Patchak Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

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

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. As of September 30, 2008, we have advanced approximately $10.7 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of September 30, 2008, $50,000 of these payments had been made and were expensed as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On October 26, 2007, the NIGC issued a Finding Of No Significant Impact with respect to the proposed project. The NIGC also approved MITCR's tribal-gaming ordinance authorizing gaming on the proposed project site. On January 17, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint seeks judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit. On June 16, 2008, the District Court granted MITCR's motion to intervene. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss Plaintiff's Amended Complaint. Pursuant to a briefing schedule agreed upon by the parties, Plaintiff's opposition to MITCR's motion to dismiss and Plaintiff's dispositive motion must be filed by October 24, 2008, and all of the parties' briefs concerning the dispositive motions must be filed by December 8, 2008. The Company believes that the allegations contained in the Amended Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. As of September 30, 2008, we have advanced approximately $14.0 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of September 30, 2008, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

Land Acquisition

        As of September 30, 2008, we had $1.05 billion of land held for development that consists primarily of eight sites that are owned or leased, which includes 356 acres in the Las Vegas valley, 172 acres in the northern California and 204 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 73 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Flamingo Road and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In 2003, we exercised our option to purchase the 19-acre parcel of leased land on which Wild Wild West is located which was to occur in July 2005 at a purchase price of approximately $36 million. We have extended the date for the close of escrow to no later than January 2009. No amounts related to this purchase option have been recorded on our condensed consolidated balance sheets at September 30, 2008 and December 31, 2007.

Regulation and Taxes

        We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and tribal gaming agency of the UAIC.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature meets in 2009. An increase in the gaming tax could have an adverse effect on our results of operations.

        On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision. On July 16, 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Company is currently evaluating the impact of the Nevada Supreme Court's decision not to rehear the case. Accordingly, we have not recorded a receivable related to a refund for previously paid use tax on complimentary employee and patron meals in the accompanying consolidated balance sheet as of September 30, 2008. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision.

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

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders under the CMBS Loan Documents instead of permitting distribution of such funds to the Company. As of September 30, 2008, our lease coverage ratio was 1.24 to 1.00. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined in the CMBS Loan Documents.

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

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of September 30, 2008, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 2.50%. The maximum margin for Eurodollar Rate borrowings is 2.50%. The maximum margin for

Alternate Base Rate borrowings is 1.50%. As of September 30, 2008, the fee for the unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 1.75 to 1.00 on September 30, 2008 through December 31, 2008, which increases to 2.00 to 1.00 on March 31, 2009 through December 31, 2009, to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011. As of September 30, 2008, the interest coverage ratio was 1.98 to 1.00. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio can be no more than 8.00 to 1.00 on September 30, 2008, which reduces to 7.75 to 1.00 on December 31, 2008, to 7.50 to 1.00 on March 31, 2009, to 7.25 to 1.00 on June 30, 2009, to 7.00 to 1.00 on September 30, 2009, to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.5 to 1.00 on June 30, 2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.00 to 1.00 on September 30, 2008. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business. As of September 30, 2008, our total debt to Adjusted EBITDA and total senior secured debt to Adjusted EBITDA was 7.40 to 1.00 and 1.44 to 1.00, respectively. We are currently in discussions with the lenders under our Credit Agreement regarding amendments to our financial covenants. If we are unable to amend our financial covenants, it is likely that we will not be in compliance with the maximum total debt to Adjusted EBITDA ratio beginning on December 31, 2008. Any failure to comply with such covenants would result in an event of default under our Credit Agreement that would entitle the lenders thereunder to exercise their remedies and preclude us from making additional borrowings under the Credit Agreement. All obligations under the Credit Agreement are secured by substantially all of our assets with the exception of the collateral securing the CMBS Loans, the Land Loan and other excluded items as described in the Credit Agreement.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. At September 30, 2008, our Consolidated Coverage Ratio (as defined in the Indentures) was 1.51 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolver not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. Annual lease payments for the first year will be approximately $5.3 million and will increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under SFAS 98, "Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of Lease Term; Initial Direct Costs of Direct Financing Leases". Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our condensed consolidated balance sheets and it continues to be depreciated. During the three and nine months ended September 30, 2008, we recorded approximately $1.3 million and $3.9 million, respectively, of interest expense related to this lease. Future minimum lease payments related to this lease are approximately $5.3 million, $5.4 million, $5.5 million, $5.5 million and $5.6 million for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

  Derivative Instruments

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of September 30, 2008, we had two floating-to-fixed rate interest rate swaps with a combined notional amount of $250 million terminating in February 2011, which qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value reported as a component of other comprehensive income (loss). These cash flow hedges effectively convert a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. As of September 30, 2008, we paid a weighted-average fixed rate of 3.1% and received one-month LIBOR which approximated 2.5%.

        In addition, we have two floating-to-fixed rate interest rate swaps, one with a notional amount of $1.36 billion terminating in November 2012 and one with a notional amount of $250 million terminating in January 2011, each effectively converting a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. These interest rate swaps are not designated as hedging instruments and as a result, gains or losses resulting from the change in fair value of these swaps are recognized in earnings in the period of the change. As of September 30, 2008, we paid a weighted-average fixed rate of 4.9% and received one-month LIBOR which approximated 2.6%. For the three and nine months ended September 30, 2008, we recorded gains of $16.2 million and $22.9 million, respectively, on the condensed consolidated statements of operations related to the change in fair value of interest rate swaps as well as the interest rate caps related to the CMBS Loans.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense of approximately $10.5 million and $25.1 million for the three and nine months ended September 30, 2008, respectively. At September 30, 2007, we had interest rate swaps with a combined notional amount of $550.0 million. For the three and nine months ended September 30, 2007, the net effect of these interest rate swaps resulted in a reduction of interest expense of approximately $0.2 million and $0.6 million, respectively.

  Aliante Station Financing

        In October 2007, we completed financing for Aliante Station (the "Aliante Financing"). The Aliante Financing was completed with a group of banks and provides for borrowings up to $430 million at a margin above the LIBOR rate of up to 325 basis points. The loan requires initial equity contributions from each partner, Station and G.C. Investments, LLC (G.C. Investments, LLC being principally owned by members of the Greenspun family) of $105 million, which had been contributed as of September 30, 2008. The loan also requires equity contributions for a completion guarantee, if necessary, for project costs that exceed $618 million exclusive of land acquisition costs and financing costs. The completion guarantee is a joint and several obligation of each partner, with G.C. Investment, LLC's obligation collateralized.

  Green Valley Ranch Financing

        On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the "Green Valley Facility"). Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving facility and term loan, as well as fund an equal distribution to the members which was comprised of approximately $185 million in cash distributions to each member and a $100 million loan to each member or a wholly-owned subsidiary of such member, in each case evidenced by a promissory note from each member for total distributions of approximately $570 million. Effective January 1, 2008, Green Valley Ranch distributed to its member, or cancelled, as applicable, the $200 million in notes receivable, and the related accrued interest thereon. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on our consolidated balance sheet at December 31, 2007 was eliminated during the nine months ended September 30, 2008 with a corresponding reduction in our investments in joint ventures.

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At September 30, 2008, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Dividends

        During the nine months ended September 30, 2007, we paid a quarterly cash dividend of $0.2875 per share to stockholders of record on February 26, 2007 and May 21, 2007 for approximately $32.9 million. On September 26, 2007, we declared a quarterly cash dividend of $0.2875 per share payable on October 15, 2007 to shareholders of record on October 5, 2007. Subsequent to the Merger on November 7, 2007, no dividends have been declared.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At September 30, 2008, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

Critical Accounting Policies

        A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. There were no material changes to our critical accounting policies during the nine months ended September 30, 2008.

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

        The following table provides information about our long-term debt at September 30, 2008 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands, unaudited):

	Maturity date	Face amount	Carrying value	Estimated fair value
CMBS Loans, weighted-average interest rate of approximately 6.6%	November 2012 (a)	$2,475,000	$2,475,000	$2,475,000
Land Loan, weighted-average interest rate of approximately 7.6%	February 2011	250,000	250,000	250,000
Revolver, weighted-average interest rate of approximately 5.6%	August 2012	213,900	213,900	213,900
Term Loan, weighted-average interest rate of approximately 6.0%	August 2012	248,125	248,125	248,125
6% senior notes	April 2012	450,000	428,546	261,000
7 3/4% senior notes	August 2016	400,000	391,981	228,000
6 1/2% senior subordinated notes	February 2014	450,000	400,252	139,500
6 7/8% senior subordinated notes	March 2016	700,000	613,064	217,000
6 5/8% senior subordinated notes	March 2018	300,000	254,165	93,000
Other debt, weighted-average interest rate of approximately 7.9%	2009-2017	83,024	82,877	82,877

Total		$5,570,049	$5,357,910	$4,208,402

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

        The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands, unaudited):

	Current Portion as of September 30,
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$—	$9,187	$—	$428,546	$—	$1,659,462	$2,097,195
Weighted-average interest rate	—	6.7%	—	7.6%	—	8.9%	8.6%
Variable-rate	$5,761	$2,539	$252,542	$454,570	$2,475,303	$70,000	$3,260,715
Weighted-average interest rate	5.7%	6.0%	7.6%	5.8%	6.6%	8.1%	6.6%
Interest rate swaps:
Notional amount	$—	$—	$500,000	$—	$1,362,500	$—	$1,862,500
Average payable rate	—	—	3.1%	—	5.3%	—	4.7%
Average receivable rate	—	—	2.8%	—	2.5%	—	2.6%
Interest rate cap:
Notional amount	$—	$—	$1,112,500	$—	$—	$—	$1,112,500
Cap rate	—	—	5.8%	—	—	—	5.8%

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.    Risk Factors

        A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. The following information represents material changes to those risk factors during the nine months ended September 30, 2008.

Conditions in the financial system and the capital and credit markets may negatively affect our business, results of operations and financial condition.

        In addition to earnings and cash flows from operations, we rely on borrowed money to finance our business, which may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms. The recent crisis in the banking system and financial markets has resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets and other adverse conditions for issuers in fixed income, credit and equity markets. Within the past few months, these markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit. The market interest rate for debt of companies similar to us has increased dramatically in the past several months. While the United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business,results of operations and financial condition. We are unable to predict the likely duration or severity of the current disruption in the capital and credit markets, or its impact on the larger economy.

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

STATION CASINOS, INC., Registrant
DATE: November 7, 2008	/s/ THOMAS M. FRIEL Thomas M. Friel Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)

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
SIGNATURE