Form 10-K
period 2008-12-31
STATION CASINOS INC
filed 2009-03-31
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2008 was $0.

         As of January 31, 2009, there were 41.7 shares outstanding of the registrant's voting common stock and 41,674,838 shares outstanding of the registrant's non-voting common stock.

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

Overview of Recent Developments

        As a result of recent macroeconomic conditions, including the credit crisis and a decrease in consumer confidence levels, we have experienced a significant reduction in net revenues. As of December 31, 2008, we were not in compliance with the financial covenants, as defined in our senior secured credit agreement (the "Credit Agreement"). On February 3, 2009, we announced that we elected not to make a scheduled $14.6 million interest payment that was due on February 1, 2009 to holders of the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"). On February 17, 2009, we announced that we elected not to make a scheduled $15.5 million interest payment that was due on February 15, 2009, to holders of the Company's $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"). On March 3, 2009, we announced that we elected not to make a scheduled $24.1 million interest payment that was due on March 1, 2009 to holders of the Company's $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"). On March 16, 2009, we announced that we elected not to make a scheduled $9.9 million interest payment that was due on March 15, 2009, to holders of the Company's $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes"). The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes and 2018 Subordinated Notes have ended or will end on March 3, March 17, March 31, and April 14, 2009, respectively.

        On February 3, 2009, we announced we were soliciting (the "Acceptance Solicitation") from eligible institutional holders (each, a "Holder" and collectively, the "Holders") of our outstanding 6% Senior Notes due 2012 (referred to as the "2012 Senior Notes"), the 2016 Senior Notes and together with the 2012 Senior Notes, (the "Old Senior Notes"), the 2014 Subordinated Notes, the 2016 Subordinated Notes and the 2018 Subordinated Notes (referred to, collectively with the 2014 Subordinated Notes and the 2016 Subordinated Notes, as the "Old Subordinated Notes" and collectively with the Old Senior Notes, the "Old Notes") ballots ("Ballots") for a vote in favor ("Acceptances") of a plan of reorganization (the "Plan") for the resolution of outstanding claims against the Company.

        If we obtain sufficient Acceptances of the Plan, we may determine to implement the Plan by commencing a voluntary case under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the Plan, the Holders of Old Senior Notes will receive $400 in aggregate principal amount of 10% Second Lien Notes due 2014 issued by the Company (the "Second Lien Notes") and $100 in cash for each $1,000 in principal amount of Old Senior Notes and Holders of Old Subordinated Notes will receive $70 in aggregate principal amount of 10% Third Lien Notes due 2014 issued by the Company (the "Third Lien Notes" and together with the Second Lien Notes, the "New Notes") and $30 in cash for each $1,000 in principal amount of Old Subordinated Notes. The cash consideration will be funded with cash on hand and proceeds from the sale of capital stock to, or capital contributions made by, affiliates of certain indirect equityholders of the Company. Holders that submit Ballots will also agree to support the Plan.

        The New Notes will be senior obligations of the Company that are guaranteed by the restricted subsidiaries of the Company and, subject to required third party consents and to the extent permitted by gaming and other applicable laws, secured by second and third priority liens, as applicable, on all of our assets that will secure its obligations under the amended and restated credit facility that will be put in place upon consummation of the restructuring.

        The lead lenders for the CMBS financing, the $250 million land loan financing and the existing senior secured credit facility have entered into plan support agreements where they have agreed, subject to certain conditions, to support the contemplated restructuring of debt held by the Company and its affiliates in accordance with agreed upon terms and conditions. The plan support agreement with the lead lenders for the CMBS financing and the $250 million land loan financing will terminate on March 31, 2009, unless extended by the lenders party thereto. The Voting Deadline (as defined in the solicitation statement dated February 3, 2008) has been extended to April 10, 2009.

        On March 2, 2009, we entered into a forbearance agreement (the "Note Forbearance Agreement") with the Holders of a majority in principal amount of each of the Old Notes. In addition, on March 2, 2009, we also entered into a forbearance agreement with the lenders (the "Lenders") holding a majority of the commitments under our Credit Agreement (the "Credit Forbearance Agreement" and together with the Note Forbearance Agreement, the "Forbearance Agreements" and, individually, each a "Forbearance Agreement").

        Pursuant to the terms of the Note Forbearance Agreement, the holders of Old Notes agreed to waive certain events of default specified therein during the Forbearance Period (as defined hereinafter) and forbear during the Forbearance Period from the exercise of remedies with respect to such events of default, including (i) the failure to pay the interest due and payable under the 2014 Subordinated Notes on February 1, 2009 on or prior to March 3, 2009, (ii) the failure by the Company to pay the interest due and payable under the 2016 Senior Notes on February 15, 2009 on or prior to March 17, 2009, (iii) the failure to pay the interest due and payable under the 2016 Subordinated Notes on March 1, 2009 on or prior to March 31, 2009, and (iv) any event of default arising as a result of the occurrence of a default under the Company's Completion Guaranty dated October 5, 2007, arising by reason of a demand for performance by the Company thereunder or a cross default thereunder to the Aliante Financing (the "Specified Events of Default"). The "Forbearance Period" means the period of time commencing on March 2, 2009 and ending on the earlier of April 15, 2009 and the date on which the applicable Forbearance Agreement terminates.

        The Note Forbearance Agreement is subject to termination upon the occurrence of specified events, including (i) the termination of the Credit Forbearance Agreement or acceleration of the maturity of any obligations under the Credit Agreement, (ii) the occurrence of an Event of Default under the Indentures (other than the Specified Events of Default), (iii) the filing of a bankruptcy case by or against the Company or any of its subsidiaries, other than the filing of an involuntary bankruptcy petition against the Company or any of its subsidiaries by the Holders that are party to the Note Forbearance Agreement, (iv) revocation, denial, failure to renew or suspension of any license or permit covering any casino or gaming facility of the Company or any of its subsidiaries, (v) any action by the Company outside the ordinary course of business that gives rise to a change in the classification or treatment of the Company for federal, state or local tax purposes or materially adversely affects the tax attributes of the Company, (vi) commencement of certain legal proceedings which would restrict, restrain or enjoin the trustee under the Indentures or the Holders from enforcing their rights under the Indentures of the Old Notes and (vii) a breach by the Company of the Note Forbearance Agreement. In addition, pursuant to the terms of the Note Forbearance Agreement, the Company agreed to covenants limiting its ability to incur debt, make dividends and investments, transfer assets, redeem equity interests, prepay indebtedness and engage in transactions outside the ordinary course of business during the Forbearance Period.

        Pursuant to the terms of the Credit Forbearance Agreement (i) the Lenders have agreed to grant a limited waiver with respect to the failure of the Company to comply with the financial covenants contained in the Credit Agreement as of December 31, 2008, (ii) the Lenders have agreed to forbear from exercising their default-related rights, remedies, powers and privileges (x) against the Company and the stockholders of the Company through April 15, 2009, and (y) against certain subsidiaries of the Company that guarantied the Company's Credit Agreement through October 10, 2009 (each, a "Subsidiary", and collectively, the "Subsidiaries") and the stockholders of the Company (collectively, the "Stockholders", and together with the Company and the Subsidiaries, the "Credit Parties") with respect to certain potential, future or existing events of default under the Credit Agreement.

        Specifically, the Lenders have agreed to forbear, during the Forbearance Period, from exercising remedies against the Subsidiaries with respect to the following potential, future or existing events of default under the Credit Agreement: (i) any failure of the Company and its Subsidiaries to comply with the financial covenants for the periods ending March 31, 2009, June 30, 2009 or September 30, 2009; (ii) any failure to pay regular scheduled interest payments with respect to the Old Notes when and as due; (iii) any failure of the Company to furnish certain periodic reports required pursuant to the indentures; (iv) the filing of a case by the Company or the Stockholders under Chapter 11 of the Bankruptcy Code; and (v) the occurrence of a default under the Company's Completion Guaranty, dated October 5, 2007, arising by reason of a demand for performance by the Company thereunder or a cross default thereunder to the Aliante Financing.

        The Credit Forbearance Agreement will terminate as to the Company and the Stockholders upon commencement of either a voluntary or an involuntary case under Chapter 11 of the Bankruptcy Code by any of the Credit Parties. The bankruptcy of the Company and the Shareholders will not terminate forbearance as to the Subsidiaries. The Credit Forbearance Agreement will terminate as to the Subsidiaries upon the occurrence of one of the following: (i) a default under the Credit Agreement not mentioned in the preceding paragraph; (ii) an interest payment is made on account of the Old Notes; (iii) the Note Forbearance Agreement terminates without the Company and the Shareholders being in a Chapter 11 case; (iv) no cash collateral stipulation is agreed to, or a default occurs under such stipulation; or (v) the occurrence of a material adverse effect as to the Subsidiaries.

        The Credit Forbearance Agreement also implements several amendments to the Credit Agreement, including the following: (i) the interest rate for all loans is being increased by two percent per annum, to LIBOR plus 4.5% or prime plus 3.5% effective on or after the Credit Forbearance Agreement termination date; (ii) a floor of LIBOR plus one percent has been placed under the prime rate interest rate option effective on or after the Credit Forbearance Agreement termination date; (iii) all interest and fees are now payable monthly; (iv) the audit report and opinion for the fiscal year 2008 financial report may contain a "going concern" or similar qualification; and (v) the Credit Agreement will be identified as designated senior indebtedness under the indentures for the Old Subordinated Notes.

        If the recent adverse conditions in the economy and the gaming industry in particular, continue, the Company believes that it will continue to be in non-compliance with the financial covenants as defined in the Credit Agreement. There are no assurances that we will obtain sufficient Acceptances of the Plan nor are there any assurances that our lenders will not exercise their remedies with respect to existing events of default once the Note Forbearance Agreement and/or the Credit Forbearance Agreement expire. If the lenders were to exercise their right to accelerate the indebtedness outstanding, there can be no assurances that we would be able to refinance any amounts that may become accelerated under such agreements and such an exercise could significantly restrict our ability to operate. The conditions and events described raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below.

        The Company is in discussions regarding a restructuring with the lenders under its Credit Facility, CMBS Facility and land loan and the holders of its Old Notes; however, the Company can provide no assurance that it will be able to successfully restructure its debt obligations. If the Company is not successful in restructuring its debt obligations, the Company may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has retained the services of outside advisors to assist the Company in instituting and implementing a restructuring transaction.

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

Forward-looking Statements

        When used in this report and elsewhere by management from time to time, the words "may", "might", "could", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our reorganization plan, expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our ability to effect a successful restructuring, the ability to recognize the benefits of the Merger, the impact of the substantial indebtedness incurred to finance the consummation of the Merger, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, development and construction risks, regulatory matters and litigation are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

General

        We are a gaming and entertainment company that currently owns and operates ten major hotel/casino properties (two of which are 50% owned) under the Station and Fiesta brand names and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. Our growth strategy includes the master-planned expansions of our existing gaming facilities in Nevada, the development of gaming facilities on certain real estate we own or are under contract to acquire in the Las Vegas valley and Reno, Nevada, the evaluation and pursuit of additional acquisition or development opportunities in Nevada and other gaming markets and the pursuit of additional management agreements with Native American tribes.

        We own and operate Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Sunset Station Hotel & Casino ("Sunset Station"), Santa Fe Station Hotel & Casino ("Santa Fe Station"), Red Rock Casino Resort Spa ("Red Rock"), Fiesta Rancho Casino Hotel ("Fiesta Rancho"), Fiesta Henderson Casino Hotel ("Fiesta Henderson"), Wild Wild West Gambling Hall & Hotel ("Wild Wild West"), Wildfire Casino—Rancho ("Wildfire Rancho"), Wildfire Casino—Boulder ("Wildfire Boulder"), Gold Rush Casino ("Gold Rush") and Lake Mead Casino. We also own a 50% interest in Green Valley Ranch Resort Spa Casino ("Green Valley Ranch"), Aliante Station Casino + Hotel ("Aliante Station"), Barley's Casino & Brewing Company ("Barley's"), The Greens Gaming and Dining ("The Greens") and Wildfire Lanes and Casino ("Wildfire Lanes"). Each of our casinos caters primarily to local Las Vegas area residents. We market the eight "Station" casinos (including Green Valley Ranch and Red Rock) together under the Station Casinos' brand and the two "Fiesta" casinos under the Fiesta brand, offering convenience and choices to residents throughout the Las Vegas valley with our strategically located properties. In addition, we manage Thunder Valley Casino ("Thunder Valley") in Sacramento, California on behalf of the United Auburn Indian Community ("UAIC").

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

        Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty. We believe that actual value becomes apparent during the customer's visit through an enjoyable, affordable and high-quality entertainment experience. Las Vegas, which has been one of the fastest-growing cities in the United States, is characterized by a historically strong economy and demographics, which include an increasing number of retirees and other active gaming customers; however, the city has been adversely affected this past year by the recent national economic downturn. The current recession has had an adverse impact on the growth and economy of Las Vegas, resulting in significant declines in the local housing market and rising unemployment which has negatively affected consumer spending and customer visits to our properties.

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

        In 1999, we introduced a unified Boarding Pass player rewards program at our Station properties. The Boarding Pass program allows guests to earn points based on their level of gaming activity. The Fiesta properties offer a similar player rewards program called the Amigo Club. Members of the Boarding Pass and the Amigo Club can redeem points at any of our properties for free slot play, meals in any of the restaurants, hotel rooms, movie passes, entertainment tickets or merchandise from our gift shops.

        We are heavily focused on using cutting edge technology to drive customer traffic with products such as our Jumbo Brand products, which include "Jumbo Pennies," "Jumbo Bingo," "Jumbo Keno" and "Jumbo Hold'Em." Other products include "Xtra Play Cash" and "Sports Connection," among others. We believe that these products create sustainable competitive advantages and distinguish us from our competition.

Properties

        Set forth below is certain information as of December 31, 2008 concerning our properties, all of which we own and/or operate except as otherwise indicated. The properties are more fully described following the table.

	Hotel Rooms	Slots(1)	Gaming Tables(2)	Parking Spaces(3)	Acreage
Casino Properties
Palace Station	1,000	1,602	46	2,600	30
Boulder Station	300	2,468	41	4,800	54
Texas Station	200	2,082	34	5,900	47
Sunset Station	457	2,425	42	5,500	82
Santa Fe Station	200	2,686	47	5,200	38
Red Rock	815	2,418	64	6,800	64
Green Valley Ranch (50% owned)	490	2,340	55	3,900	40
Aliante Station (50% owned)	202	2,487	44	4,800	40
Fiesta Rancho	100	1,367	14	2,000	25
Fiesta Henderson	224	1,631	19	3,000	46
Other Properties
Wild Wild West	262	219	6	600	19
Wildfire Rancho	—	194	—	265	5
Wildfire Boulder	—	170	—	230	2
Gold Rush	—	151	—	125	1
Lake Mead Casino	—	83	—	64	3
Barley's (50% owned)	—	199	—	—	—
The Greens (50% owned)	—	36	—	—	—
Wildfire Lanes (50% owned)	—	198	—	—	—
Managed Properties
Thunder Valley (4)	—	2,426	102	4,500	49

(1)
Includes slot and video poker machines and other coin-operated devices.

(2)
Generally includes blackjack ("21"), craps, roulette, pai gow poker, mini baccarat, let it ride, three-card poker, Texas hold'em and wild hold'em. The Casino Properties, with the exception of Green Valley Ranch, also offer a keno lounge and bingo parlor. The Casino Properties also offer a race and sports book and the Other Properties offer a sports book with the exception of The Greens and Lake Mead Casino.

(3)
Includes covered parking spaces of 1,900 for Palace Station, 1,900 for Boulder Station, 3,500 for Texas Station, 2,900 for Sunset Station, 4,500 for Santa Fe Station, 5,100 for Red Rock, 2,700 for Green Valley Ranch, 3,300 for Aliante Station, 1,000 for Fiesta Rancho and 1,100 for Fiesta Henderson.

(4)
We manage Thunder Valley on behalf of the UAIC.

Casino Properties

  Palace Station

        Palace Station is strategically located at the intersection of Sahara Avenue and Interstate 15, one of Las Vegas' most heavily traveled areas. Palace Station is a short distance from McCarran International Airport and from major attractions on the Las Vegas Strip and downtown Las Vegas. Palace Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including newly remodeled hotel rooms, seven full-service restaurants, a 275-seat entertainment lounge, four additional bars, two swimming pools, an approximately 20,000-square-foot banquet and convention center, a gift shop and a non-gaming video arcade.

        Palace Station's seven full-service restaurants have a total of approximately 1,300 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the Grand Café (featuring American fare), Feast Buffet, The Broiler Steaks and Seafood, Pasta Palace (an Italian restaurant), Cabo Mexican Restaurant, and 18-seat Oyster Bar and Food Express Chinese Restaurant. In addition to these restaurants, Palace Station offers various fast-food outlets and the Bonkers Comedy Club.

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

        Boulder Station's five full-service restaurants have a total of over 1,400 seats. These restaurants offer a variety of high-quality meals at reasonable prices, including, the 24-hour Boulder Café (featuring American and Chinese fare), Feast Buffet, The Broiler Steaks and Seafood, Pasta Palace (an Italian restaurant) and Guadalajara Bar & Grille (a Mexican restaurant). In addition to these restaurants, Boulder Station offers various fast-food outlets.

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

        Texas Station's five full-service restaurants have a total of approximately 1,200 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the 24-hour Texas Café, Austins Steakhouse, San Lorenzo (an Italian restaurant), Feast Buffet (featuring seven different food stations) and Texas Star Oyster Bar, which has 110 seats. In addition to the Texas Station-themed restaurants, guests may also enjoy the unique features of several bars and lounges including Martini Ranch, Whiskey Bar, Garage Bar, A Bar and South Padre Honky Tonk. Texas Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

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

        Sunset Station's seven full-service restaurants have a total of approximately 2,100 seats featuring "live-action" cooking and simulated patio dining. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Sunset Café (featuring American fare), Sonoma Cellar Steakhouse, Capri Italian Ristorante, Guadalajara Bar & Grille (a Mexican restaurant), Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Hooter's and a 65-seat Oyster Bar. Guests may also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass. Sunset Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Santa Fe Station

        In October 2000, we purchased Santa Fe Station which is strategically located at the intersection of Highway 95 and Rancho Drive, approximately five miles northwest of Texas Station. Santa Fe Station features non-gaming amenities including five full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, seven additional bars, a 60-lane bowling center, a 16-screen movie theater complex, a Kid's Quest child care facility and over 14,000 square feet of meeting and banquet facilities.

        Santa Fe Station's five full-service restaurants have a total of approximately 1,300 seats, which include the Grand Café, The Charcoal Room (a steakhouse), Cabo Mexican Restaurant, Tides Oyster Bar and the Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Guests may also enjoy 4949 Lounge, a centerpiece of the casino. Santa Fe Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Red Rock

        Red Rock, which opened on April 18, 2006, is strategically located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. Red Rock features an elegant desert oasis theme with a contemporary design, offering 815 hotel rooms featuring ultra-modern design filled with the most up-to-date luxury amenities. In addition to its standard guestrooms, the hotel offers six styles of suites, including one-of-a-kind custom villas and penthouse suites. Additional non-gaming amenities include ten full-service restaurants, a 16-screen movie theater complex, 94,000 square feet of meeting and convention space, a night club, a full-service spa, a 72-lane bowling center and a Kid's Quest child care facility.

        Red Rock's ten full-service restaurants have a total of over 1,900 seats and include Hachi (a contemporary Japanese restaurant), T-bones Chophouse, Terra Rossa (an Italian restaurant), Cabo Mexican Restaurant, the Grand Café, The Salt Lick Bar B-Q, Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Turf Grill (featuring blue plate specials and your favorite comfort foods), Sand Bar and LBS: A Burger Joint (a gourmet burger restaurant). Red Rock also offers a variety of fast-food outlets to enhance the customers' dining selection.

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

        Green Valley Ranch was designed to complement the Green Valley master-planned community. The AAA Four Diamond resort features a Mediterranean-style villa theme with non-gaming amenities including eight full-service restaurants, a 4,200-square-foot non-gaming arcade, a state-of-the-art spa with outdoor pools, a 10-screen movie theater complex, two gift shops, approximately 65,000 square feet of meeting and convention space and an entertainment lounge. Green Valley Ranch also offers an 8-acre complex featuring private poolside cabanas, a contemporary poolside bar and grill, one and a half acres of vineyards and an outdoor performance venue.

        Green Valley Ranch's eight full-service restaurants include the China Spice (a Chinese restaurant), Sushi+Sake, Terra Verde (an Italian restaurant), Hank's Fine Steaks and Martinis, The Original Pancake House, Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Tides Oyster Bar and Turf Grill. Green Valley Ranch also offers a variety of fast-food outlets to enhance the customers' dining selection. Guests may also enjoy the Drop Bar, a centerpiece of the casino, and Ovation, an entertainment lounge.

  Aliante Station

        Aliante Station, which opened on November 11, 2008, is strategically located at the intersection of Interstate 215 and Aliante Parkway in North Las Vegas, Nevada. We jointly developed the project on 40 acres in the Aliante master-planned community with The Greenspun Corporation. Aliante Station features a contemporary desert theme with non-gaming amenities including 202 hotel rooms, six full-service restaurants, a 16-screen movie theater complex, an entertainment lounge and approximately 14,000 square feet of meeting and banquet space. We receive a management fee equal to 2% of the property's revenues and approximately 5% of EBITDA.

        Aliante's six full-service restaurants include MRKT Sea and Land, PiPS Italian Cucina, Camacho's (a Mexican restaurant), Original Pancake House, TGI Friday's and Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Aliante also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Fiesta Rancho

        Fiesta Rancho was purchased in January 2001 and is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas across from Texas Station. Fiesta Rancho features a Southwestern theme with non-gaming amenities including three full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 700-seat entertainment lounge, a regulation-size ice skating rink and four additional bars.

        Fiesta Rancho's three full-service restaurants have a total of over 870 seats, and include the 24-hour Denny's Restaurant, Garduno's (a Mexican restaurant), and Festival Buffet. Fiesta Rancho also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Fiesta Henderson

        Fiesta Henderson was purchased in January 2001 and is strategically located at the intersection of Interstate 215 and Interstate 515 in Henderson, Nevada. The property features four full-service restaurants, a 12-screen movie theater complex, a gift shop, a swimming pool, three bars and lounges and meeting space.

        Fiesta Henderson's four full-service restaurants have a total of approximately 1,100 seats, and include the 24-hour Denny's Restaurant, Fuego Steakhouse, Amigo's Mexican Cantina and Festival Buffet. Fiesta Henderson also offers a variety of fast-food outlets to enhance the customers' dining selection.

Other Properties

  Wild Wild West

        Wild Wild West, which we acquired in July 1998, is strategically located on Tropicana Avenue and immediately adjacent to Interstate 15. Wild Wild West's non-gaming amenities include a full-service restaurant, a bar, a gift shop and a truck plaza.

  Wildfire Rancho

        In January 2003, we purchased Wildfire Rancho located on Rancho Drive across from Texas Station. Wildfire Rancho's non-gaming amenities include a lounge, outdoor patio and a full-service restaurant.

  Wildfire Boulder & Gold Rush

        In August 2004, we purchased Wildfire Boulder (formerly known as Magic Star) and Gold Rush. Wildfire Boulder is located on Boulder Highway in Henderson, Nevada. Gold Rush is located at the intersection of Interstate 515 and Sunset Road, adjacent to Sunset Station in Henderson, Nevada. Both properties offer non-gaming amenities which include a full service restaurant and a bar.

  Lake Mead Casino

        In September 2006, we purchased Lake Mead Casino located in Henderson, Nevada. Lake Mead Casino's non-gaming amenities include a full-service restaurant and bar.

  Barley's, The Greens and Wildfire Lanes

        Barley's, which opened in January 1996, is a casino and brew pub located in Henderson, Nevada. Barley's non-gaming amenities include a full-service restaurant, a pizza kitchen and a bar. In November 2005, we purchased a 50% interest in The Greens, a restaurant and lounge, located in Henderson, Nevada. The Greens' non-gaming amenities include a full-service restaurant and bar. In October 2007, we purchased a 50% interest in Wildfire Lanes (formerly known as Renata's) located in Henderson, Nevada. Wildfire Lanes' non-gaming features include a full-service restaurant, a bar and an 18-lane bowling center. We are the managing partner for Barley's, The Greens and Wildfire Lanes and receive a management fee equal to approximately 10% of EBITDA.

Managed Properties

  Thunder Valley

        We have entered into a Development Services Agreement and a Management Agreement with the UAIC. Our seven-year Management Agreement was approved by the National Indian Gaming Commission (the "NIGC") and expires in June 2010. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered into by the UAIC and Placer County, California, we developed, with the UAIC, Thunder Valley Casino, a gaming and entertainment facility located approximately seven miles north of Interstate 80 on Highway 65, in Placer County, California, near Sacramento, opened on June 9, 2003. We receive a management fee equal to 24% of the facility's net income (as defined in the management agreement). Thunder Valley's non-gaming amenities include three specialty restaurants, a 500-seat buffet, a food court and a center pit bar.

Expansion Strategy

  Selection Criteria

        We believe that a highly visible location, convenient access and ample parking are critical factors in attracting local patronage and repeat visitors. Additionally, sites must be large enough to support multi-

phased, master-planned growth to capitalize on growing demand in incremental stages. We select sites that are located within a dense population base so that the facility cannot be cut-off from its primary market. These sites generally have been adjacent to high-traffic surface streets and interstate highways. We believe that each of our Casino Properties' locations has provided us with a significant competitive advantage to attract our targeted customer base. In the Las Vegas metropolitan area, as a result of Senate Bill 208, there are a limited number of sites available for development off of "The Strip" or downtown and we control a number of these sites.

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

  Development and Acquisition Opportunities

        We have acquired several parcels of land in the Las Vegas valley, northern California and Reno, Nevada, which can be used for new casino development or other associated development. In addition, we have agreements to acquire additional parcels of land in the Las Vegas valley. We also evaluate other development and acquisition opportunities in current and emerging gaming markets, including land-based, dockside, riverboat and Native American gaming. Our decision whether to proceed with any new gaming development or acquisition opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond our control.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of December 31, 2008, we have advanced approximately $138.1 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of December 31, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        On April 18, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On September 10, 2008, the U.S. Attorney representing the DOI exercised her right to have the case reassigned from a magistrate to an Article III judge, and the FIGR subsequently intervened in the lawsuit. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the compliant for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The Company believes that the allegations contained in the Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On February 27, 2009, a Notice of Availability of a Final Environmental Impact Statement was filed in the Federal Register initiating a thirty-day waiting period for the Record of Decision on the proposed project.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of December 31, 2008, we have advanced approximately $42.8 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        The proposed project will be located on approximately 147 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include approximately 1,200 slot machines, 36 table games and various dining options. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the Management Agreement by the NIGC.

        On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of Gun Lake. On June 13, 2005, Michigan Gambling Opposition (the "MGO Plaintiffs") filed a complaint (the "MGO Complaint") in the United States District Court, District of Columbia (the "District Court"), seeking declaratory and injunctive relief against the DOI and officials of the DOI. The MGO Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake's motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 147-acre site into trust on January 5, 2007, if the MGO Plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties' motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date.

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

        On May 13, 2008, the MGO Plaintiffs filed a petition for rehearing en banc with the Court of Appeals. On July 25, 2008, the Court of Appeals denied the MGO Plaintiffs' petition for rehearing en banc. On July 29, 2008, the MGO Plaintiffs filed an emergency motion for stay of mandate pending petition for certiorari. On August 1, 2008, the DOI and Gun Lake filed their responses to the emergency motion for stay of mandate. On August 15, 2008, the Court of Appeals granted the emergency motion for stay of mandate. On October 23, 2008, the MGO Plaintiffs filed a petition for certiorari seeking review of the Court of Appeals' decision by the United States Supreme Court. On January 21, 2009, the United States Supreme Court denied the petition for certiorari and on January 27, 2009, the appellate court issued a mandate that dissolved the stay. On January 30, 2009, the DOI accepted approximately 147 acres of real property into trust in Allegan County, Michigan, for the benefit of Gun Lake.

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the Determination. On October 7, 2008, the DOI filed a motion to dismiss. On October 17, 2008, plaintiff filed a motion to stop the DOI from taking land into trust for Gun Lake, which was denied by the District Court on January 26, 2009. The District Court filed an order that gave the plaintiff twenty-one days to submit a memorandum addressing whether the District Court still has jurisdiction in this case in light of the DOI accepting the land in trust for the benefit of Gun Lake. Gun Lake's response will, if any, be due fourteen days thereafter. The Company believes that the allegations contained in the Patchak Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact is subject to approval by the Michigan Legislature and, if approved, will regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. On August 8, 2007, the Michigan House of Representatives ratified the compact. On February 11, 2009, the Michigan Senate passed a resolution approving the compact. On February 19, 2009, the Michigan House of Representative passed a similar resolution approving the Compact and the Compact has been submitted to the Secretary of Interior for his approval. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. As of December 31, 2008, we have advanced approximately $11.0 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2008, $50,000 of these payments had been made and were expensed as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On October 26, 2007, the NIGC issued a Finding Of No Significant Impact with respect to the proposed project. The NIGC also approved MITCR's tribal-gaming ordinance authorizing gaming on the proposed project site. On January 17, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint seeks judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. The Company believes that the allegations contained in the Amended Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. As of December 31, 2008, we have advanced approximately $14.5 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of December 31, 2008, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

        On April 28, 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact. The compact is subject to approval by the California Legislature and, if approved, will regulate gaming at the Mono's proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the California Legislature will approve the compact. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when, or if, these approvals will be obtained.

Employees

        As of January 31, 2009, we had approximately 13,400 employees in Nevada, which includes Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes. From time to time, certain of our employees are contacted by unions and we engage in discussions with such employees regarding establishment of collective bargaining agreements. While we are faced with such movements by employees from time to time, we do not believe that such movements will have any broad-based impact on our employees; however, there can be no assurances to that effect.

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

ITEM 1A.    RISK FACTORS

        We are subject to a number of risks including receiving sufficient Acceptances of the Plan and general business and financial risk factors. Any or all of such factors below, could have a material adverse affect on our business, financial condition or results of operations.

        Before making an investment decision, the investor should carefully consider the risks and uncertainties described below together with all of the information included or incorporated by reference in this Annual Report on Form 10-K and our other public filings made with the SEC before making an investment decision with respect to our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or that is currently deemed immaterial may also adversely affect our business operations, financial condition or results of operations. Any of the following risks could materially adversely affect our business operations, financial condition or results of operations in which case the investor may lose all or part of its original investment.

We may not receive sufficient Acceptances of the Plan.

        There are no assurances that we will obtain sufficient Acceptances of the Plan nor are there any assurances that our lenders will not exercise their remedies with respect to existing events of default once the Note Forbearance Agreement and/or the Credit Forbearance Agreement expire. If the lenders were to exercise their right to accelerate the indebtedness outstanding, there can be no assurances that we would be able to refinance any amounts that may become accelerated under such agreements and such an exercise could significantly restrict our ability to operate. The accompanying consolidated financial statements have classified the outstanding indebtedness related to the Credit Facility and the Old Notes as current due to this uncertainty.

If we receive sufficient Acceptances of the Plan, we may determine to implement the Plan by commencing a voluntary case under Chapter 11 of the U.S. Bankruptcy Code.

        Risk factors involving the Chapter 11 Case include, but are not limited to, the following:

  •
  The Chapter 11 Case may adversely affect our business prospects and/or our ability to operate during the reorganization.

  •
  The Chapter 11 Case and intended difficulties of operating our properties while attempting to reorganize the business in bankruptcy may make it more difficult to maintain and promote our properties and attract customers to our properties.

  •
  The Chapter 11 Case will cause us to incur substantial costs for professional fees and other expenses associated with the bankruptcy.

  •
  The Chapter 11 Case may adversely affect our ability to maintain our gaming licenses in the jurisdictions in which we operate.

  •
  The Chapter 11 Case will prevent us from continuing to grow our business through acquisitions and may restrict our ability to pursue other business strategies. Among other things, the Bankruptcy Code limits our ability to incur additional indebtedness, make investments, sell assets, consolidate, merge or sell or otherwise dispose of all or substantially all of our assets or grant liens. These restrictions may place us at a competitive disadvantage.

  •
  The Chapter 11 Case may adversely affect our ability to maintain, expand, develop and remodel our properties.

  •
  Transactions by the Debtors outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

  •
  We may not be able to obtain Bankruptcy Court approval or such approval may be delayed with respect to actions we seek to undertake in the Chapter 11 Case.

  •
  We may be unable to retain and motivate key executives and employees through the process of reorganization, and we may have difficulty attracting new employees. In addition, so long as the Chapter 11 Case continues, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.

  •
  There can be no assurances as to our ability to maintain sufficient financing sources to fund our reorganization plan and meet future obligations.

  •
  There can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Case that are acceptable to the Bankruptcy Court and the Company's creditors, equity holders and other parties in interest. Additionally, third parties may seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, to appoint a Chapter 11 Trustee, or to convert the cases to Chapter 7 cases.

  •
  Even assuming a successful emergence from Chapter 11, there can be no assurance as to the overall long-term viability of our reorganized company.

The uncertainty regarding the eventual outcome of our Plan and the effect of other unknown adverse factors could threaten our existence as a going concern.

        Continuing on a going concern basis is dependent upon, among other things, receiving sufficient Acceptances of the Plan, obtaining Bankruptcy Court approval of a reorganization plan, maintaining our gaming licenses, maintaining the support of key vendors and customers and retaining key personnel, along with financial, business, and other factors, many of which our beyond our control.

        Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise in accordance with the Bankruptcy Code, prepetition liabilities and post-petition liabilities must be satisfied in full before our equity holders and certain creditors are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Case to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the Company's equity holders or certain creditors and notwithstanding the fact that such equity holders or creditors do not receive or retain any property on account of their equity interests under the plan of reorganization.

        The audited consolidated financial statements of Station Casinos, Inc. contained elsewhere in this Annual Report on Form 10-K have been prepared assuming that the Company will continue as a going concern. However, the report of our independent registered public accounting firm on the financial statements of Station Casinos, Inc. as of and for the year ended December 31, 2008 includes an explanatory paragraph describing the existence of substantial doubt about the ability of the Company to continue as a going concern. This report, as well as our uncertain ability to pay our debt service obligations, may adversely impact our ability to attract customers to our properties, attract and retain key executive employees and maintain and promote our properties, which could materially adversely affect our results of operations.

Our high leverage and debt service obligations could adversely affect our ability to raise additional capital to fund our operations, increase our vulnerability to general adverse economic and industry conditions, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.

        As a result of the Merger, we are highly leveraged. Our ability to make scheduled payments on or to refinance our debt obligations has been significantly impacted by general economic, financial, competitive and other factors that are beyond our control. We have elected not to make certain interest payments with respect to our Old Notes and if the holders of our Old Notes or lenders under our Credit Agreement elect to accelerate our debt upon termination or expiration of the Note Forbearance Agreement or Credit Forbearance Agreement, we may not be able to successfully refinance such indebtedness or reach an agreement with our creditors to restructure our indebtedness. In addition, we expect that we will remain highly leveraged following our restructuring and if our economic performance were to deteriorate, we may be unable to maintain a level of cash flows from operating activities sufficient to enable us to pay the principal, premium, if any, and interest on our indebtedness outstanding following a restructuring.

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

        Depending on the terms of our restructuring, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the applicable credit facilities and the indentures. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Conditions in the financial system and the capital and credit markets may negatively affect our business, results of operations and financial condition.

        In addition to earnings and cash flows from operations, we rely on borrowed money to finance our business, which may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms. Recent developments in the financial markets, including the crisis in the banking system, a series of rating agency downgrades of subprime U.S. mortgage-related assets and significant provisions for loan losses recorded by major financial institutions have resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets and other adverse conditions for issuers in fixed income, credit and equity markets. Within the past few months, these markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit. The market interest rate for debt of companies similar to us has increased dramatically in the past several months. While the United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness. We are unable to predict the likely duration or severity of the current disruption in the capital and credit markets, or its impact on the larger economy.

Recent instability in the financial markets have had an impact on our business and may continue to adversely affect us in the future.

        Recently, the residential real estate market in Las Vegas and the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. All of these factors have materially and adversely affected our results of operations. In addition, further declines in real estate values in Las Vegas and the U.S. or elsewhere and continuing credit and liquidity concerns could continue to have an adverse affect on our results of operations.

A decline in our economic performance has adversely affected our ability to service all of our indebtedness and, as a result, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. Our performance has been significantly impacted by general economic and financial conditions, which has affected our cash flows from operating activities and our ability to pay the principal, premium, if any, and interest on our indebtedness. As a result, we have elected not to make certain interest payments on our Old Notes and we are in discussions with our lenders and holders of our Old Notes regarding a restructuring or refinancing of our indebtedness. We cannot assure you that we will be able to reach an agreement regarding such a refinancing or restructuring.

        In addition, a further deterioration in our economic performance may cause us to reduce or delay investments and capital expenditures, or to sell assets. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facilities, the indentures governing our senior and senior subordinated notes and Note Forbearance Agreement restrict our ability to dispose of assets, use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

        Consumer demand for casino hotel properties, such as ours, is sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the current housing crisis and the credit crisis, the impact of high energy and food costs, the increased costs of travel, the potential for continued bank failures, perceived or actual disposable consumer income and wealth, effects of the current recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and harming our operations. The current housing crisis and economic slowdown in the United States has resulted in a significant decline in the amount of tourism and spending in Las Vegas. This decline has adversely affected, and may continue to adversely affect our financial condition, results of operations and cash.

Factors affecting the economy may harm our operating results.

        Our properties draw a substantial number of customers from the Las Vegas valley, as well as certain geographic areas, including Southern California, Arizona and Utah. The economies of these areas have recently been negatively impacted due to a number of factors, including the credit crisis and a decrease in consumer confidence levels. The resulting severe economic downturn and adverse conditions in these local markets have negatively affected our operations, and may continue to negatively affect our operations in the future. Based on information form the Las Vegas Convention and Visitors Authority, gaming revenues in Las Vegas for the year ended December 31, 2008 have declined by 10% from the level in the comparable period of the prior year. During periods of economic contraction such as the current period, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. The current economic condition has adversely affected consumer spending at our gaming operations and related facilities and may continue to adversely affect our business.

        Furthermore, other uncertainties, including national and global economic conditions, other global events, or terrorist attacks or disasters in or around Southern Nevada or Northern California could have a significant adverse effect on our business, financial condition and results of operations. Our properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the substantial increase in the cost of electricity, natural gas and gasoline in the United States has negatively affected our operating results. In addition, energy price increases in the regions that constitute a significant source of customers for our properties has resulted in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at our properties, which has had a negative impact on our revenues. As we are a highly leveraged company, if adverse regional and national economic conditions persist or worsen, the decreased revenues from our operations attributable to decreases in consumer spending levels may result in a failure to satisfy additional financial and other restrictive covenants to which we are subject under our existing indebtedness or indebtedness that is outstanding following our restructuring. Furthermore, due to the existing uncertainty in the capital and credit markets, we may not be able to refinance our existing debt or obtain additional credit facilities on terms acceptable to us or at all.

We depend on key markets and may not be able to continue to attract a sufficient number of guests and gaming customers in Nevada to make our operations profitable.

        Our operating strategies emphasize attracting and retaining customers from the Las Vegas local and repeat visitor market. All of our owned casino properties are dependent upon attracting Las Vegas residents. We cannot be sure that we will be able to continue to attract a sufficient number of guests, gaming customers and other visitors in Nevada to make our operations profitable. In addition, our operating strategy, including the master-planning of our casinos for future expansion, has been developed, in part, based on expected population growth in Las Vegas. There can be no assurance that growth will continue in Las Vegas or that we will be able to successfully adapt to the current economic downturn or any further economic slowdown.

We face substantial competition in the gaming industry.

        Our Nevada casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. In addition, our casino properties face competition from all smaller non-restricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area. As of December 31, 2008, there were approximately 1,445 restricted gaming locations with approximately 14,795 slot machines. We compete with other hotel/casinos and restricted gaming locations by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Currently, there are approximately 37 major gaming properties located on or near the Las Vegas Strip, 16 located in the downtown area and several located in other areas of Las Vegas. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the business of our casino properties.

        Our Nevada casino properties also face competition from 93 non-restricted gaming locations in the Las Vegas area primarily targeted to the local and the repeat visitor markets. Some of these competitors have completed construction or expansions and other existing competitors are under construction on other projects. Although we have competed strongly in these marketplaces, there can be no assurance that additional capacity will not have a negative impact on our business.

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

        Native American gaming in California, as it currently exists, has had little, if any impact on our Nevada operations to date, although there are no assurances as to future impact. In total, the State of California has signed and ratified Tribal-State Compacts with 68 Native American tribes. Currently there are 58 Native American casinos in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games (including "21") on Native American lands. It is not certain if any expansion of Native American gaming in California will affect our Nevada operations given that visitors from California make up Nevada's largest visitor market. Moreover, it is uncertain how soon any expansion would affect our interests in Native American gaming in California. Increased competition from Native American gaming may result in a decline in our revenues and may have a material adverse effect on our business.

        The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots, casinos located on Native American land and other forms of legalized gaming. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land will result in strong competition could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.

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

        We are currently providing funding for the proposed gaming facilities for the Federated Indians of Graton Rancheria, the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, the Mechoopda Indian Tribe of Chico Rancheria, California and the North Fork Rancheria of Mono Indians (collectively the "Native American Tribes"). We evaluate expansion opportunities as they become available, and we may in the future develop projects in addition to the above listed projects.

        Construction projects, such as the proposed gaming facilities for the Native American Tribes entail significant risks, including the following:

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

We may experience difficulty integrating operations of acquired companies and developed properties and managing our overall growth which could have a material adverse effect on our operating results.

        We may not be able to manage the combined operations of Station Casinos, Inc., including, the projects with the Native American Tribes and future acquired companies or developed properties effectively, or realize any of the anticipated benefits of the acquisitions, including streamlining operations or gaining efficiencies from the elimination of duplicative functions. The integration of other companies as assets will require continued dedication of management resources and may temporarily detract attention from our day-to-day business.

        In addition, because we plan to continue to pursue expansion and acquisition opportunities, we face significant challenges not only in managing and integrating the projects with the Native American Tribes, but also managing our expansion projects and any other gaming operations we may acquire in the future. Management of these new projects will require increased managerial resources, and we intend to continue our efforts to enhance our gaming management team. However, there can be no assurances that we will succeed in doing so. Failure to manage our growth effectively could have a material adverse effect on our operating results.

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

        Our direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Palace Station Hotel & Casino, Inc. ("PSHC"), Boulder Station, Inc. ("BSI"), Texas Station, LLC ("TSL"), Sunset Station, Inc. ("SSI"), Tropicana Station, Inc. ("TRSI"), Santa Fe Station, LLC. ("SFSL"), Charleston Station, LLC. ("CSL"), Fiesta Station, Inc. ("FSI"), Rancho Station, LLC ("RSL"), Lake Mead Station, Inc. ("LMSI"), Gold Rush Station, LLC ("GRS"), Magic Star Station, LLC ("MSS") and LML Station, LLC ("LML") have received licenses to conduct non-restricted gaming operations. In addition, Green Valley Ranch Gaming, LLC ("GVRG") has received licenses to conduct non-restricted gaming operations at Green Valley Ranch Resort Spa Casino and Aliante Gaming, LLC ("AGL") has received licenses to conduct non-restricted gaming operations at Aliante Station Casino + Hotel. Our ownership in GVRG and AGL are owned through intermediary companies known as GV Ranch Station, Inc. ("GVRS") and Aliante Station, LLC/Aliante Holding, LLC (collectively "ASL-AHL") respectively. Both GVRS and ASL-AHL are licensed as members and managers of GVRG and AGL respectively. Town Center Amusements, Inc., a Limited Liability Company ("TCAI") has been licensed to conduct non-restricted gaming operations at Barley's Casino & Brewing Company ("Barley's"), a micro brewery and casino located in Henderson, Nevada. Greens Café, LLC ("GC") has been licensed to conduct non-restricted gaming operations at The Greens, a restaurant and bar located in Henderson, Nevada and Sunset GV, LLC ("SGV") has been licensed to conduct non-restricted gaming operations at Wildfire Casino & Lanes ("Wildfire Lanes"), formerly Renata's Supper Club, a casino located in Henderson, Nevada. Station's ownership in TCAI, GC and SGV is held through an intermediary company known as Green Valley Station, Inc. ("GVSI"), which is licensed as a member and manager of TCAI, GC and SGV. We also own a minority interest in Fiesta Palms, LLC, d.b.a. Palms Casino Resort, which we hold through our subsidiary, Palms Station, LLC ("PSL"). Station is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of PSHC, BSI, TSL, SSI, TRSI, GVSI, SFSL, CSL, GVRS, FSI, RSL, LMSI, GRS, MSS and LML. We are also licensed as a manufacturer and distributor of gaming devices. PSHC, BSI, SSI, TRSI, GVSI, GVRG, FSI and LMSI are each a corporate gaming licensee and TCAI, TSL, GVRG, RSL, GRS, MSS, GC, PSL, LML, SGV, CSL, SFSL and AGL are each a limited liability company licensee (individually a "Gaming Subsidiary" and collectively the "Gaming Subsidiaries") under the terms of the Nevada Act. As a Registered Corporation, Station is required periodically to submit detailed financial and operating reports to the Nevada Commission and the Nevada Board and furnish any other information, which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Station and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (individually, a "Gaming License" and collectively, the "Gaming Licenses") required in order to engage in gaming activities in Nevada.

        The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, a Registered Corporation, such as Station or the Gaming Subsidiaries, which hold licenses, in order to determine whether such individual is suitable or should be licensed as a business associate of a Registered Corporation or a gaming licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in gaming activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada

Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in corporate position.

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

        If it were determined that the Nevada Act was violated by a Gaming Subsidiary, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Station, the Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Green Valley Ranch, Aliante Station, Fiesta Rancho, Fiesta Henderson, Wild Wild West, Wildfire Rancho, Barley's, Gold Rush, Wildfire Boulder, The Greens, Lake Mead Casino and Wildfire Lanes and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the Gaming Licenses of the Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any Gaming License would) have a material adverse affect on our gaming operations.

        Any beneficial owner of our voting or non-voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and obtain a finding of suitability as a beneficial owner of our voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

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

        We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On May 17, 2007, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions ("Shelf Approval"). The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two-year approval period. The Shelf Approval also applies to any affiliated company wholly owned by Station (an "Affiliate"), which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval includes approval for us to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of the Corporate Gaming Subsidiaries, as applicable, in conjunction with public offerings made under the Shelf Approval, and also includes approval for the Corporate Gaming

Subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, Station or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. On January 6, 2009 an application was submitted to renew the current Shelf Approval.

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

  Nevada Liquor Regulations

        The sale of alcoholic beverages at Palace Station, Wildfire Rancho and Santa Fe Station is subject to licensing control and regulation by the City of Las Vegas. Red Rock, Boulder Station and Wild Wild West are subject to liquor licensing control and regulation by the Clark County Board. Texas Station, Fiesta Rancho, and Aliante Station are subject to liquor licensing control and regulation by the City of North Las Vegas. Sunset Station, Green Valley Ranch, Fiesta Henderson, Barley's, Gold Rush, Wildfire Boulder, The Greens, Lake Mead Casino and Wildfire Lanes are subject to liquor licensing control and regulation by the City of Henderson. All liquor licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gaming Subsidiaries.

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

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature meets every two years and is currently in session. As of the date of this filing, there have been no proposals to increase the gaming tax. An increase in the gaming tax could have an adverse effect on our results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Substantially all of the property that we own and lease is subject to liens to secure borrowings under our senior secured credit facilities. With the exception of Red Rock, Palace Station, Sunset Station, Boulder Station, land owned at the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding the Wild Wild West, substantially all of the property that we own and lease is subject to liens to secure borrowings under our senior secured credit facilities. The CMBS Loans are collateralized by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock. The land located on the southern end of Las Vegas Boulevard at Cactus Avenue and the land surrounding Wild Wild West in Las Vegas, Nevada collateralizes the $250 million land loan.

        Palace Station is situated on approximately 30 acres that we own located on the west side of Las Vegas, Nevada.

        Boulder Station is situated on approximately 54 acres located on the east side of Las Vegas, Nevada. We own 27 acres and lease the remaining 27 acres from KB Enterprises, a company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the "Related Lessor"), the parents of Frank J. Fertitta III, Chairman, Chief Executive Officer and President of Station and Lorenzo J. Fertitta, Vice Chairman of Station. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through May 2018. In June 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. In June 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in June 2013, to purchase the land at fair market value. Our leasehold interest in the property is subject to a lien to secure borrowings under the CMBS Loan Documents. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.

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

        Aliante Station, a 50% owned joint venture, is situated on approximately 40 acres in North Las Vegas, Nevada that is owned by the joint venture.

        Fiesta Rancho is situated on approximately 25 acres that we own in North Las Vegas, Nevada.

        Fiesta Henderson is situated on approximately 46 acres that we own in Henderson, Nevada.

        We also have acquired or are under contract to acquire approximately 106 acres of land on which Wild Wild West is located and the surrounding area of which, approximately 77 acres have been acquired as of December 31, 2008. In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land on or before December 28, 2011 for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. We currently own or lease eight additional sites, which have been acquired for potential gaming projects, consisting of 253 acres in the Las Vegas valley, 172 acres in northern California and 204 acres in Reno, Nevada.

ITEM 3.    LEGAL PROCEEDINGS

        Station and our subsidiaries are defendants in various lawsuits relating to routine matters incidental to our business. As with all litigation, no assurance can be provided as to the outcome of the following matters and litigation inherently involves significant costs. Following is a summary of key litigation impacting us and our subsidiaries.

  S. Blake Murchison v. Station Casinos, Inc. et al.

        On February 12, 2009, a lawsuit was filed in the United States District Court, District of Nevada titled S. Blake Murchison v. Station Casinos, Inc. et al. The lawsuit, brought on behalf of an individual noteholder, purporting to act on behalf of a proposed class of similarly situated noteholders, of the Company's outstanding senior and senior subordinated notes, alleges that he has been unfairly discriminated against in connection with the Company's pending solicitation of ballots in favor of a proposed plan of reorganization. The plaintiff alleges that the solicitation is an exchange offer that will give a limited number of holders of the Company's outstanding notes the opportunity to obtain new notes which will be senior to the outstanding notes. The lawsuit names as defendants the Company, its directors and certain of its executive officers.

        On February 26, 2009, plaintiff filed a motion seeking a preliminary injunction preventing the Company from finalizing or consummating the exchange offer contemplated in the proposed plan of reorganization. On March 16, 2009, the Company opposed plaintiff's motion, arguing that 1) plaintiff cannot demonstrate a likelihood of success on the merits in the underlying lawsuit because the reorganization plan proposes to treat all noteholders equally; and 2) plaintiff will not suffer irreparable injury in the absence of an injunction because he will have an opportunity to fully and fairly protect his interests in the bankruptcy court prior to consummation of the proposed plan and exchange offer. The Court has not ruled on plaintiff's motion for a preliminary injunction.

        On March 25, 2009 plaintiff amended his Complaint, raising new claims, abandoning other claims asserted in the original complaint, and purporting to to act on behalf of a proposed class of all noteholders as to certain claims and for similarly situated noteholders as to other claims. The amended complaint asserts, among other things, that the plan of reorganization will grant only a limited number of holders of the Company's outstanding notes the opportunity to obtain new notes that are senior to the outstanding notes. The Company believes that the lawsuit, as amended, is without merit because, among other reasons, all holders of the Company's outstanding senior notes and senior subordinated notes, respectively, would receive the same consideration pursuant to the proposed plan of reorganization regardless of whether such holders were eligible to participate in the solicitation of votes for the plan and no old notes would remain outstanding following consummation of the proposed plan.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        All of the outstanding common stock of Station Casinos, Inc. is privately held and there is no established public trading market for our common stock.

Holders

        As of January 31, 2009, there were two holders of record of our non-voting common stock and one holder of record of our voting common stock.

Dividends

        There were no dividends paid during the year ended December 31, 2008.

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

Issuer Purchases of Equity Securities

        There were no purchases made by or on behalf of us of our common stock during the three months ended December 31, 2008.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below as of and for the year ended December 31, 2008, the successor period from November 8, 2007 through December 31, 2007 (the "Successor Period") and the period then ended, the predecessor period from January 1, 2007 through November 7, 2007 (the "Predecessor Period"), and as of and for the fiscal years ended December 31, 2006, 2005, and 2004 have been derived from our consolidated financial statements which, except for 2005 and 2004, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements,

the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	Successor		Predecessor
		Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
	For the Year Ended December 31, 2008			For the Year Ended December 31,
				2006(a)	2005	2004(b)
	(in thousands)		(in thousands)
Operating Results:
Net revenues	$1,298,151	$209,711	$1,237,284	$1,339,024	$1,108,833	$986,742
Operating costs and expenses, excluding the following items (c):	1,100,507	460,907	939,331	979,077	769,011	718,156
Development (d)	3,398	375	3,089	9,036	8,747	10,683
Preopening (e)	10,198	1,170	5,859	29,461	6,560	848
Merger transaction costs (f)	—	—	156,500	2,526	—	—
Write-downs and other charges, net (g)	3,396,075	754	15,045	1,736	3,916	3,801
Management agreement/lease terminations (h)	4,825	—	3,825	1,053	14,654	—

Operating (loss) income	(3,216,852)	(253,495)	113,635	316,135	305,945	253,254
Earnings from joint ventures (i)	17,020	5,875	34,247	41,854	38,281	26,328

Operating (loss) income and earnings from joint ventures	(3,199,832)	(247,620)	147,882	357,989	344,226	279,582
Loss on early retirement of debt (j)	—	(20,311)	—	—	(1,278)	(93,265)
Change in fair value of derivative instruments	(23,057)	(30,686)	—	—	—	—
Interest expense, net	(426,956)	(66,019)	(220,873)	(178,537)	(86,721)	(81,088)

(Loss) income before income taxes	(3,649,845)	(364,636)	(72,991)	179,452	256,227	105,229
Income tax benefit (provision)	381,345	26,736	15,335	(69,240)	(94,341)	(38,879)

Net (loss) income	$(3,268,500)	$(337,900)	$(57,656)	$110,212	$161,886	$66,350

Balance Sheet Data:
Total assets	$5,831,636	$8,988,666		$3,716,696	$2,929,043	$2,045,584
Long-term debt (including current)	5,782,153	5,171,149		3,468,828	1,944,328	1,338,213
Stockholders' (deficit) equity	(677,324)	2,571,062		(186,858)	630,814	488,921

(a)
On April 18, 2006, we opened Red Rock.

(b)
On August 2, 2004, we purchased Wildfire Boulder and Gold Rush.

(c)
Upon consummation of the Merger, equity-based awards in FCP and Fertitta Partners were issued (see Note 15 to the Consolidated Financial Statements in this Annual Report on Form 10-K), which vest immediately or over five years, and as such, expense of approximately $287.7 million related to this issuance was recorded during the Successor Period.

(d)
Development expenses include costs to identify potential gaming opportunities and other development opportunities, which include payroll, travel and legal expenses. Also included in development expense for 2004 is a $2.0 million non-reimbursable milestone payment related to the Gun Lake project in Michigan (see Note 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(e)
Preopening expenses for the year ended December 31, 2008, the Successor Period and the Predecessor Period related to projects under development. Preopening expenses for the years ended December 31, 2006, 2005 and 2004 include costs primarily related to the opening of Red Rock.

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

(g)
During the year ended December 31, 2008, we recorded approximately $3.40 billion in write-downs and other charges, net of which $3.34 billion related to a non-cash impairment charge to write-down certain portions of our goodwill, intangible assets, investments in joint ventures and land held for development to their fair value during the fourth quarter of 2008, $44.6 million related to the write-off of cancelled projects, $4.5 million related to loss on asset disposals and $3.7 million for cancelled debt offering fees (see Note 14 to the Consolidated Financial Statements in this Annual Report on Form 10-K). During the Predecessor Period, we recorded write-downs and other charges, net of $15.0 million of which approximately $16.6 million related to non-cash impairment charges, including an $8.0 million write-down of goodwill at Wildfire Boulder and Gold Rush as a result of a third-party business valuation and $8.6 million related to the write-down of the corporate office building in conjunction with its sale which was offset by a $1.6 million gain on asset disposals. During the Successor Period and the years ended December 31, 2006, 2005 and 2004, write-downs and other charges, net related to the loss on asset disposals.

(h)
During the years ended December 31, 2008, 2006 and 2005, we recorded lease termination expense to terminate various leases primarily related to land adjacent to the current Wild Wild West property. In addition, during 2008 it was determined that office space that we currently lease would no longer be utilized. As such, the remaining lease payments were accrued in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". During the Predecessor Period, we recorded management agreement/lease termination expense primarily due to the termination of the management agreement related to Cherry nightclub at Red Rock.

(i)
Our earnings from joint ventures were impacted during the year ended December 31, 2008 by increased preopening expenses incurred prior to the opening of Aliante Station on November 11, 2008.

(j)
During the Successor Period, in conjunction with the Merger, we terminated our previous revolving credit facility resulting in a loss on early retirement of debt of $20.3 million, which included the write-off of unamortized loan costs as well as costs to terminate our then existing cash flow hedge interest rate swaps. During the year ended December 31, 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% senior notes due 2008 and $17.4 million of outstanding 9 7/8% senior subordinated notes due 2010. During the year ended December 31, 2004, we completed tender offers and consent solicitations for approximately $940.6 million of our senior and senior subordinated notes outstanding.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        We are a gaming and entertainment company that currently owns and operates ten major hotel/casino properties (two of which are 50% owned) under the Station and Fiesta brand names and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. Our growth strategy includes the master-planned expansions of our existing gaming facilities in Nevada, the development of gaming facilities on certain real estate we own or are under contract to acquire in the Las Vegas valley and Reno, Nevada, the evaluation and pursuit of additional acquisition or development opportunities in Nevada and other gaming markets and the pursuit of additional management agreements with Native American tribes.

        We own and operate Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Sunset Station Hotel & Casino ("Sunset Station"), Santa Fe Station Hotel & Casino ("Santa Fe Station"), Red Rock Casino Resort Spa ("Red Rock"), Fiesta Rancho Casino Hotel ("Fiesta Rancho"), Fiesta Henderson Casino Hotel ("Fiesta Henderson"), Wild Wild West Gambling Hall & Hotel ("Wild Wild West"), Wildfire Casino—Rancho ("Wildfire Rancho"), Wildfire Casino—Boulder ("Wildfire Boulder"), Gold Rush Casino ("Gold Rush") and Lake Mead Casino. We also own a 50% interest in Green Valley Ranch Resort Spa Casino ("Green Valley Ranch"), Aliante Station Casino + Hotel ("Aliante Station"), Barley's Casino & Brewing Company ("Barley's"), The Greens Gaming and Dining ("The Greens") and Wildfire Lanes and Casino ("Wildfire Lanes"). Each of our casinos caters primarily to local Las Vegas area residents. We market the eight "Station" casinos (including Green Valley Ranch and Red Rock) together under the Station Casinos' brand and the two "Fiesta" casinos under the Fiesta brand, offering convenience and choices to residents throughout the Las Vegas valley with our strategically located properties. In addition, we manage Thunder Valley Casino ("Thunder Valley") in Sacramento, California on behalf of the United Auburn Indian Community ("UAIC").

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

Recent Events

        On February 3, 2009, we announced we were soliciting from Holders of our Old Notes ballots for a vote in favor ("Acceptances") of a plan of reorganization (the "Plan") for the resolution of outstanding claims against the Company. If we obtain sufficient Acceptances of the Plan, we may determine to implement the Plan by commencing a voluntary case under Chapter 11 of the U.S. Bankruptcy Code.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is not in compliance with the financial covenants under its Credit Facility and the Old Notes as of December 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments (except as described below) to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements have classified the outstanding indebtedness related to the Credit Facility and the Old Notes as current due to this uncertainty.

Aliante Station

        Aliante Station, strategically located at the intersection of Interstate 215 and Aliante Parkway in North Las Vegas, Nevada, opened on November 11, 2008. We jointly developed the project on 40 acres in the Aliante master-planned community with The Greenspun Corporation. Aliante Station features a contemporary desert theme with non-gaming amenities including 202 hotel rooms, six full-service restaurants, a 16-screen movie theater complex, an entertainment lounge and approximately 14,000 square feet of meeting and banquet space. We receive a management fee equal to 2% of the property's revenues and approximately 5% of EBITDA.

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

        The Merger resulted in a greater than 50% control of the Company and was a "business combination" for accounting purposes, requiring FCP, Fertitta Partners, FCP VoteCo and their respective owners (the "Investors"), pursuant to Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", to record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result of the Securities and Exchange Commission's rules and guidance regarding "push-down" accounting, the Investors' new accounting basis in our assets and liabilities is reflected in our consolidated financial statements to the extent that the

Investors paid cash for the non-voting common stock of the Company as of the consummation of the Merger. Management has deemed it impracticable to determine the individual investors' carryover basis in the shares and has accordingly computed the carryover basis based on the pro rata portion of book value of Station prior to the Merger. The accompanying results of operations and cash flows for 2007 are presented for two periods: January 1, 2007 through November 7, 2007 (the "Predecessor Period") and November 8, 2007 through December 31, 2007 (the "Successor Period"). The Predecessor Period and the year ended December 31, 2006 reflect the historical accounting basis in our assets and liabilities, while the Successor Period and the year ended December 31, 2008 reflect the push down of the Investors' new basis to our consolidated financial statements.

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

        The following table highlights the results of our operations (dollars in thousands):

	Successor			Predecessor
			Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	2007 Combined (a)
							Predecessor
	Year ended December 31, 2008	Percent change			Year ended December 31, 2007	Percent change	Year ended December 31, 2006
Net revenues—total	$1,298,151	(10.3)%	$209,711	$1,237,284	$1,446,995	8.1%	$1,339,024
Major Las Vegas Operations (b)	1,176,394	(10.2)%	192,489	1,117,190	1,309,679	10.1%	1,189,099
Management fees (c)	72,405	(17.5)%	9,708	78,077	87,785	(11.8)%	99,485
Other Operations and Corporate (d)	49,352	(0.4)%	7,514	42,017	49,531	(1.8)%	50,440
Operating (loss) income—total	$(3,216,852)	(2,200.1)%	$(253,495)	$113,635	$(139,860)	(144.2)%	$316,135
Major Las Vegas Operations (b)	(1,799,158)	(772.6)%	3,068	264,413	267,481	(8.1)%	290,924
Management fees (c)	72,405	(17.5)%	9,708	78,077	87,785	(11.8)%	99,485
Other Operations and Corporate (d)	(1,490,099)	(201.0)%	(266,271)	(228,855)	(495,126)	(566.6)%	(74,274)
Cash flows provided by (used in):
Operating activities	$39,869	(86.4)%	$18,689	$273,473	$292,162	(0.4)%	$293,373
Investing activities	(252,896)	94.8%	(4,323,965)	(530,418)	(4,854,383)	(480.5)%	(836,261)
Financing activities	574,699	(87.3)%	4,302,933	238,782	4,541,715	690.9%	574,234

(a)
The results for the fiscal year ended December 31, 2007, which we refer to as "2007 Combined", were derived by the mathematical addition of the results for the Predecessor Period and the Successor Period. The presentation of financial information for 2007 Combined herein may yield results that are not fully comparable on a period-by-period basis, particularly related to depreciation, amortization, interest expense and tax provision accounts, primarily due to the impact of the Merger on November 7, 2007. 2007 Combined does not comply with Generally Accepted Accounting Principles ("GAAP") or with the Securities and Exchange Commission's ("SEC") rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2007 to our results for current and prior periods.

(b)
Includes the wholly-owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock (since April 18, 2006), Fiesta Rancho and Fiesta Henderson.

(c)
Includes management fees from Thunder Valley, Green Valley Ranch, Aliante Station (since November 11, 2008), Barley's, The Greens and Wildfire Lanes (since October 22, 2007).

(d)
Includes the wholly-owned properties of Wild Wild West, Wildfire Rancho, Wildfire Boulder, Gold Rush, Lake Mead Casino (since October 1, 2006) and corporate and development expense.

  Net Revenues

        Consolidated net revenues for the year ended December 31, 2008 decreased 10.3% to $1.30 billion as compared to $1.45 billion in 2007 Combined. The decrease in net revenues was due primarily to an overall decrease in gaming revenues across all properties as a result of weakening Las Vegas and U.S. economies. Declining real estate values, the credit crisis, increased unemployment and a decrease in consumer confidence levels have all precipitated an economic slowdown which has negatively impacted our operations during 2008.

        Consolidated net revenues for 2007 Combined increased 8.1% to $1.45 billion as compared to $1.34 billion for the year ended December 31, 2006. Year over year net revenues increased primarily due to revenue increases at our Major Las Vegas Operations, which were partially offset by decreased management fees.

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

  Operating Income/Operating Margin

        Consolidated operating income for the year ended December 31, 2008 was impacted significantly by write-downs and other charges, net of $3.40 billion which included the impairment of goodwill, intangible assets, investments in joint ventures and land held for development, charges related to abandoned projects and cancelled debt offering costs. Consolidated operating income for 2007 Combined was impacted by $156.5 million of merger transactions costs, $288.1 million of share-based compensation expense related to equity-based awards granted upon consummation of the Merger and $15.0 million in write-downs and other charges, net which included a $16.6 million impairment loss. Excluding these charges ($3.40 billion in 2008 and $459.7 million in 2007 Combined), consolidated operating income decreased 44.0% in the year ended December 31, 2008 as compared to 2007 Combined. This decrease in operating income is a result of 10.3% decline in consolidated net revenue discussed above, as well as an increase in depreciation and amortization expense of 34.4% related primarily to the intangible assets recorded in conjunction with the Merger.

        Consolidated operating income decreased significantly in 2007 Combined as compared to the year ended December 31, 2006. The decrease is primarily a result of $156.5 million in merger transaction costs incurred during 2007 Combined related to the Merger described above, as compared to $2.5 million during the year ended December 31, 2006. 2007 Combined was also impacted by $288.1 million of share-based compensation expense related to equity-based awards granted upon the consummation of the Merger and $15.0 million in write-downs and other charges, net which included a $16.6 million impairment loss. In addition, operating income for the year ended December 31, 2006 was impacted by $29.5 million of preopening expenses as compared to $7.0 million during 2007 Combined. Excluding these items, operating income for 2007 Combined decreased approximately 6.1% while operating margin decreased 3.4 percentage points, as compared to the year ended December 31, 2006. These decreases are primarily related to increased operating and depreciation expenses at Red Rock, Fiesta Henderson and Santa Fe Station related to the recent expansions, the addition of amortization expense related to definite-lived intangible assets recorded in conjunction with the Merger and a decrease in gaming revenues at several of our other Major Las Vegas Operations due to a weakened economy, offset by improving operating margins at Red Rock.

        The following table highlights our various sources of revenues and expenses as compared to prior years (dollars in thousands):

	Successor			Predecessor
			Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	2007 Combined (a)
							Predecessor
	Year Ended December 31, 2008	Percent change			Year ended December 31, 2007	Percent change	Year ended December 31, 2006
Casino revenues	$918,120	(10.9)%	$151,867	$879,097	$1,030,964	6.4%	$969,147
Casino expenses	361,255	(7.8)%	60,946	331,009	391,955	12.4%	348,659
Margin	60.7%				62.0%		64.0%
Food and beverage revenues	$228,858	(7.9)%	$37,885	$210,698	$248,583	17.5%	$211,579
Food and beverage expenses	153,018	(13.7)%	27,236	149,998	177,234	16.4%	152,300
Margin	33.1%				28.7%		28.0%
Room revenues	$105,718	(6.0)%	$14,926	$97,514	$112,440	36.4%	$82,431
Room expenses	40,029	6.3%	5,548	32,103	37,651	25.7%	29,962
Margin	62.1%				66.5%		63.7%
Other revenues	$73,745	(4.7)%	$12,543	$64,800	$77,343	10.1%	$70,245
Other expenses	27,774	(4.1)%	4,363	24,586	28,949	10.3%	26,244
Selling, general and administrative expenses	$252,646	(1.0)%	$37,567	$217,596	$255,163	10.8%	$230,278
Percent of net revenues	19.5%				17.6%		17.2%
Corporate expense	$38,969	(88.6)%	$292,955	$47,541	$340,496	462.4%	$60,540
Percent of net revenues	3.0%				23.5%		4.5%
Earnings from joint ventures	$17,020	(57.6)%	$5,875	$34,247	$40,122	(4.1)%	$41,854

(a)
The results for the fiscal year ended December 31, 2007, which we refer to as "2007 Combined", were derived by the mathematical addition of the results for the Predecessor Period and the Successor Period. The presentation of financial information of 2007 Combined herein may yield results that are not fully comparable on a period-by-period basis, particularly related to depreciation, amortization, interest expense and tax provision accounts, primarily due to the impact of the Merger on November 7, 2007. 2007 Combined does not comply with GAAP or with the SEC's rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of our results for 2007 to our results for current and prior periods.

        Casino.    Casino revenues decreased 10.9% to $918.1 million for the year ended December 31, 2008 as compared to $1.0 billion for 2007 Combined primarily due to the general economic slowdown discussed above. As a result, customer visits to our properties and customer spend per visit decreased during the year ended December 31, 2008 as compared to 2007 Combined. Casino expenses decreased 7.8% to $361.3 million for the year ended December 31, 2008 as compared to $392.0 million for 2007 Combined. The decrease in casino expenses is due to a decrease in gaming taxes as a result of lower gaming revenues, a decrease in costs related to complimentaries and reduced payroll expense as a result of decreased staffing company wide.

        Casino revenues increased 6.4% for 2007 Combined as compared to the year ended December 31, 2006, due to the same factors affecting the combined net revenues for our Major Las Vegas Operations noted above. Casino expenses increased 12.4% over the same period primarily due to a full year of operations at Red Rock, which included approximately 3,000 slot machines and 60 table games, the completion of the phase II master-planned expansion at Santa Fe Station in December 2006, which included 400 additional slot machines and a remodeled and expanded race and sports book, and to a lesser extent, completion of the phase II master-planned expansion at Fiesta Henderson in August 2006, which included an additional 350 slot machines and a remodeled and expanded sports book.

        Food and Beverage.    Food and beverage revenues decreased 7.9% for the year ended December 31, 2008 as compared to 2007 Combined due to several restaurant closures during the year as well as reduced hours of operation at various food outlets due to the general economic slowdown discussed above. Food covers decreased 14.6% for the year ended December 31, 2008 compared to 2007 Combined as a result of these same factors. Food and beverage expenses decreased 13.7% for the year ended December 31, 2008 as compared to 2007 Combined due to the decrease in covers, an overall decrease in our food and beverage costs as a result of efficiency efforts and reduced payroll expenses due to reduced staffing and reduced hours of operation. The food and beverage margin for the year ended December 31, 2008 increased 4.4 percentage points as compared to 2007 Combined, primarily due to the efficiency efforts that have decreased our food and beverage costs. Average guest check for the year ended December 31, 2008 increased by approximately 4.8% as compared to 2007 Combined due primarily to an increase in selected menu prices and the addition of an Asian-themed full service restaurant at Red Rock in July 2007.

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

        Room.    Room revenues decreased 6.0% for the year ended December 31, 2008 as compared to 2007 Combined. Room occupancy decreased to 88% for the year ended December 31, 2008 as compared to 90% for 2007 Combined due to the general economic slowdown discussed above. The average daily room rate decreased to $85 for the year ended December 31, 2008 from $93 for 2007 Combined due to an overall decrease across all properties as a result of the general economic slowdown and increased wholesale room sales which yield lower average room rates. Room expenses increased 6.3% for the year ended December 31, 2008 as compared to 2007 Combined due to an increase in expenses related to our focus on brand and revenue management. Accordingly, room operating margin decreased 4.4 percentage points for the year ended December 31, 2008 as compared to 2007 Combined.

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

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues decreased 4.7% for the year ended December 31, 2008 as compared to 2007 Combined due to a decrease in revenue as a result of the general economic slowdown discussed above. Other revenues increased 10.1% for 2007 Combined as compared to the year ended December 31, 2006 primarily due to the opening of Red Rock in April 2006 with a full-service spa and several leased outlets including a 16-screen movie theater complex and the opening of a 72-lane bowling center in April 2007.

        Management Fees.    We manage Thunder Valley on behalf of the United Auburn Indian Community (the "UAIC") and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. For the year ended December 31, 2008, management fees decreased to $72.4 million from $87.8 million for 2007 Combined as a result of an overall decrease in revenues at our managed properties due to the general economic slowdown discussed above as well as our portion of expenses at Thunder Valley related to California Compact Referendum laws of approximately $1.6 million during 2008 . For 2007 Combined, management fees decreased to $87.8 million as compared to $99.5 million for the year ended December 31, 2006 primarily due to our portion of expenses at Thunder Valley related to litigation and California Compact Referendum laws of approximately $3.1 million.

        Selling, General and Administrative ("SG&A").    SG&A expenses decreased 1.0% for the year ended December 31, 2008 as compared to 2007 Combined due to a reduction of $3.0 million in advertising expense and a reduction in utilities expense of $2.0 million as a result of energy efficiency efforts which was partially offset by approximately $2.0 million in severance expense. SG&A as a percentage of net revenues increased to 19.5% for the year ended December 31, 2008 compared to 17.6% in 2007 Combined due to lower net revenues. SG&A expenses increased 10.8% for 2007 Combined as compared to the year ended December 31, 2006, primarily due to the opening of Red Rock in April 2006 and the completed expansions at Red Rock, Santa Fe Station and Fiesta Henderson. SG&A as a percentage of net revenues increased to 17.6% in 2007 Combined as compared to 17.2% in the year ended December 31, 2006.

        Corporate Expense.    Corporate expense decreased to approximately $39.0 million for the year ended December 31, 2008 as compared to 2007 Combined due primarily to a reduction in share-based compensation expense of $292.5 million of which $287.1 million related to the equity-based awards granted upon the consummation of the Merger that was recorded in 2007 Combined as a well as a decrease in payroll expense due to employee reductions which was offset by severance expense of $2.9 million. Corporate expenses increased to approximately $340.5 million for 2007 Combined as compared to approximately $60.5 million for the year ended December 31, 2006. The increase is primarily due to $287.1 million of share-based compensation expense noted above, offset by a reduction in corporate incentive compensation.

        Development Expense.    Development expense includes costs to identify potential gaming opportunities and other development opportunities, which include payroll, travel and legal expenses. Development expenses for the year ended December 31, 2008, 2007 Combined and the year ended December 31, 2006 were $3.4 million, $3.5 million and $9.0 million, respectively.

        Depreciation and Amortization.    Depreciation and amortization increased 34.4% to $226.8 million for the year ended December 31, 2008 compared to $168.8 million for 2007 Combined. This increase was primarily due to amortization expense of $74.5 million associated with the intangible assets recorded in conjunction with the Merger offset by a decrease in depreciation expense due to a new fair value basis of our property, plant and equipment as a result of the Merger.

        Depreciation and amortization increased 28.8% to approximately $168.8 million for 2007 Combined as compared to $131.1 million for the year ended December 31, 2006. This increase was due primarily to additional depreciation expense from the opening of Red Rock in April 2006, as well as the completion of expansions at Red Rock, Santa Fe Station and Fiesta Henderson and the completion of the corporate office building in September 2007. In addition, we recorded approximately $799.1 million in definite-lived intangible assets in connection with the Merger which are subject to amortization. Amortization expense of approximately $11.3 million associated with these intangibles was recorded during 2007 Combined.

        Preopening Expense.    We incurred preopening expenses of approximately $10.2 million, $7.0 million and $29.5 million during the year ended December 31, 2008, 2007 Combined and the year ended December 31, 2006, respectively. Preopening expenses incurred during the year ended December 31, 2008 and 2007 Combined were related to projects under development. Preopening expenses incurred during the year ended December 31, 2006 were primarily related to the development of Red Rock which opened in April 2006.

        Write-downs and Other Charges, net.    In the year ended December 31, 2008, write-downs and other charges, net were $3.40 billion and consisted of the following:

  •
  $2.92 billion in non-cash impairment charges to write down certain portions of our goodwill and intangible assets that were recognized in the Merger to their fair value. The impairment charge is the result of the ongoing recession which has resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to the current market conditions and higher discount rates resulting from turmoil in the credit markets.

  •
  $273.0 million in non-cash impairment charges to write down our investments in joint ventures to their fair values. The primary reason for the impairment charge is the ongoing recession which has caused us to decrease our estimates for projected cash flows from our investments in joint ventures.

  •
  $148.0 million in non-cash impairment charges related to our land held for development due to changes in the anticipated use of certain land parcels and the current economic condition of the Company and its ability to secure adequate financing for capital projects going forward.

  •
  $44.6 million to write-off of projects that were abandoned due to the general economic slowdown and options to purchase land that we allowed to lapse.

  •
  $4.5 million loss on disposal of assets, net, primarily related to the closure of several food venues.

  •
  $3.7 million to write-off of costs incurred to launch a private exchange offer in November 2008 that was subsequently terminated in December 2008.

        In 2007 Combined, write-downs and other charges, net was $15.0 million and consisted of the following:

  •
  $16.6 million impairment loss, including $8.0 million related to the impairment of goodwill at Wildfire Boulder and Gold Rush as a result of a third-party business valuation and $8.6 million related to the write-down of the corporate office building prior to its sale-leaseback transaction.

  •
  $0.8 million gain on disposal of assets.

        Management Agreement/Lease Terminations.    During the year ended December 31, 2008, we expensed approximately $1.7 million to terminate various leases related to land adjacent to the current Wild Wild West property and expensed $3.1 million related to an office space that we currently lease but no longer utilize. As such, the remaining lease payments were accrued in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". During 2007 Combined, incurred approximately $3.8 million in agreement/lease termination expense primarily due to the termination of the management agreement related to Cherry nightclub at Red Rock.

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

        Earnings From Joint Ventures.    We own a 50% interest in various joint ventures, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. We recorded our share of the earnings from these joint ventures of $17.0 million, $40.1 million and $41.9 million for the year ended December 31, 2008, 2007 Combined and the year ended December 31, 2006, respectively. The decrease in our share of earnings from joint ventures for the year ended December 31, 2008 as compared to 2007 Combined is due to a decrease in operating results at Green Valley Ranch due to the general economic slowdown discussed above, an increase in preopening expenses at Aliante Station which opened in November 2008, and additional depreciation and amortization expense related to purchase price allocations to our investments in joint ventures made in conjunction with the Merger. The decrease in our share of earnings from joint ventures in 2007 Combined as compared to the year ended December 31, 2006 is primarily the result of our 50% portion of costs related to terminating a management agreement and a lease agreement at Green Valley Ranch of approximately $1.9 million.

        Interest Expense.    Interest expense, net of capitalized interest, increased 46.7% to $379.3 million in the year ended December 31, 2008 as compared to $258.6 million in 2007 Combined. Gross interest expense increased approximately $129.3 million due to an increase of debt of $4.75 billion incurred in conjunction with the Merger in November 2007 which includes $185.5 million in gross interest expense related to the CMBS Loans and $250 million Land Loan for the year ended December 31, 2008 as compared to $29.0 million in 2007 Combined. This increase was offset by a reduction of $45.2 million of interest expense related to our revolver due a lower credit line effective with the Merger. In addition, our weighted average cost of debt increased to 7.5% for the year ended December 31, 2008 from 7.1% for 2007 Combined. The increase in weighted-average cost of debt is primarily related to a 0.7% increase in our effective interest rate as a result of the fair value adjustments made in connection with the Merger related to our senior and senior subordinated notes offset by a decrease in LIBOR rates during the later part of 2008. Capitalized interest increased approximately $7.7 million for the year ended December 31, 2008, primarily due to an increase in interest being capitalized on our equity contributions to Aliante Station during the construction of the project as well as that attributable to several other ongoing projects.

        Interest expense, net of capitalized interest, increased 50.6% to $258.6 million in 2007 Combined as compared to $171.7 million in the year ended December 31, 2006. Gross interest expense increased approximately $75.1 million due to an increase in our long-term debt of approximately $1.8 billion in 2007 Combined, and an increase in the weighted average cost of debt to 7.1% for 2007 Combined from 6.7% for the year ended December 31, 2006. Capitalized interest decreased approximately $10.2 million for 2007 Combined primarily due to the completion of Red Rock in April 2006.

        Interest and Other Expense from Joint Ventures.    For the year ended December 31, 2008, 2007 Combined and the year ended December 31, 2006, we recorded $47.6 million, $28.2 million and $6.8 million, respectively, in interest and other expense related to our unconsolidated joint ventures. The increase in interest and other expense for the year ended December 31, 2008 as compared to 2007 Combined is due to the additional interest expense incurred related to the $430 million credit facility at Aliante Station entered into in October 2007 and $12.3 million in expense related to the change in fair value of interest rate swaps at both Green Valley Ranch and Aliante Station that are not designated as hedges for accounting purposes. The increase in expense during 2007 Combined as compared to the year ended December 31, 2006 is due to the $830 million credit facility at Green Valley Ranch entered into in February 2007, which resulted in an increase in debt of approximately $582.8 million in the year ended December 31, 2007, as well as an $0.8 million charge for a loss on early retirement of debt related to the prior credit facility.

        Change in Fair Value of Derivative Instruments.    During the year ended December 31, 2008 and 2007 Combined, we recorded a loss of $23.1 million and $30.7 million, respectively, related primarily to the change in fair value of our derivative instruments not designated as hedges for accounting purposes. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. There was no such gain or loss during the year ended December 31, 2006 as all of the derivative instruments were designated as hedges for accounting purposes at that time.

        Loss on Early Retirement of Debt.    During 2007 Combined, in conjunction with the Merger, we terminated our then existing revolving facility resulting in a loss on early retirement of debt of $20.3 million, which includes the write-off of unamortized loan costs as well as costs to terminate our then existing interest rate swaps.

Liquidity and Capital Resources

        The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, completion of our reorganization plan, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

  Overview and Effect of Recent Developments

        As a result of recent macroeconomic conditions, including the credit crisis and a decrease in consumer confidence levels, we have experienced a significant reduction in net revenues. As of December 31, 2008, we were not in compliance with the financial covenants, as defined in our senior secured credit agreement (the "Credit Agreement"). On February 3, 2009, we announced that we elected not to make a scheduled $14.6 million interest payment that was due on February 1, 2009 to holders of the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"). On February 17, 2009, we announced that we elected not to make a scheduled $15.5 million interest payment that was due on February 15, 2009, to holders of the Company's $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"). On March 3, 2009, we announced that we elected not to make a scheduled $24.1 million interest payment that was due on March 1, 2009 to holders of the Company's $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"). On March 16, 2009, we announced that we elected not to make a scheduled $9.9 million interest payment that was due on March 15, 2009, to holders of the Company's $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes"). The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes and 2018 Subordinated Notes have ended or will end on March 3, March 17, March 31 and April 14, 2009, respectively.

        On February 3, 2009, we announced we were soliciting (the "Acceptance Solicitation") from eligible institutional holders (each, a "Holder" and collectively, the "Holders") of our outstanding 6% Senior Notes due 2012 (referred to as the "2012 Senior Notes"), the 2016 Senior Notes and together with the 2012 Senior Notes, (the "Old Senior Notes"), the 2014 Subordinated Notes, the 2016 Subordinated Notes and the 2018 Subordinated Notes (referred to, collectively with the 2014 Subordinated Notes and the 2016 Subordinated Notes, as the "Old Subordinated Notes" and collectively with the Old Senior Notes, the "Old Notes") ballots ("Ballots") for a vote in favor ("Acceptances") of a plan of reorganization (the "Plan") for the resolution of outstanding claims against the Company.

        If we obtain sufficient Acceptances of the Plan, we may determine to implement the Plan by commencing a voluntary case under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the Plan, the Holders of Old Senior Notes will receive $400 in aggregate principal amount of 10% Second Lien Notes due 2014 issued by the Company (the "Second Lien Notes") and $100 in cash for each $1,000 in principal amount of Old Senior Notes and Holders of Old Subordinated Notes will receive $70 in aggregate principal amount of 10% Third Lien Notes due 2014 issued by the Company (the "Third Lien Notes" and together with the Second Lien Notes, the "New Notes") and $30 in cash for each $1,000 in principal amount of Old Subordinated Notes. The cash consideration will be funded with cash on hand and proceeds from the sale of capital stock to, or capital contributions made by, affiliates of certain indirect equityholders of the Company. Holders that submit Ballots will also agree to support the Plan.

        The New Notes will be senior obligations of the Company that are guaranteed by the restricted subsidiaries of the Company and, subject to required third party consents and to the extent permitted by gaming and other applicable laws, secured by second and third priority liens, as applicable, on all of our assets that will secure its obligations under the amended and restated credit facility that will be put in place upon consummation of the restructuring.

        The lead lenders for the CMBS financing, the $250 million land loan financing and the existing senior secured credit facility have entered into plan support agreements where they have agreed, subject to certain conditions, to support the contemplated restructuring of debt held by the Company and its affiliates in accordance with agreed upon terms and conditions. The plan support agreement with the lead lenders for the CMBS financing and the $250 million land loan financing will terminate on March 31, 2009, unless extended by the lenders party thereto. The Voting Deadline (as defined in the solicitation statement dated February 3, 2008) has been extended to April 10, 2009.

        On March 2, 2009, we entered into a forbearance agreement (the "Note Forbearance Agreement") with the Holders of a majority in principal amount of each of the Old Notes. In addition, on March 2, 2009, we also entered into a forbearance agreement with the lenders (the "Lenders") holding a majority of the commitments under our Credit Agreement (the "Credit Forbearance Agreement" and together with the Note Forbearance Agreement, the "Forbearance Agreements" and, individually, each a "Forbearance Agreement").

        Pursuant to the terms of the Note Forbearance Agreement, the holders of Old Notes agreed to waive certain events of default specified therein during the Forbearance Period (as defined hereinafter) and forbear during the Forbearance Period from the exercise of remedies with respect to such events of default, including (i) the failure to pay the interest due and payable under the 2014 Subordinated Notes on February 1, 2009 on or prior to March 3, 2009, (ii) the failure by the Company to pay the interest due and payable under the 2016 Senior Notes on February 15, 2009 on or prior to March 17, 2009, (iii) the failure to pay the interest due and payable under the 2016 Subordinated Notes on March 1, 2009 on or prior to March 31, 2009, and (iv) any event of default arising as a result of the occurrence of a default under the Company's Completion Guaranty dated October 5, 2007, arising by reason of a demand for performance by the Company thereunder or a cross default thereunder to the Aliante Financing (the "Specified Events of Default"). The "Forbearance Period" means the period of time commencing on March 2, 2009 and ending on the earlier of April 15, 2009 and the date on which the applicable Forbearance Agreement terminates.

        The Note Forbearance Agreement is subject to termination upon the occurrence of specified events, including (i) the termination of the Credit Forbearance Agreement or acceleration of the maturity of any obligations under the Credit Agreement, (ii) the occurrence of an Event of Default under the Indentures (other than the Specified Events of Default), (iii) the filing of a bankruptcy case by or against the Company or any of its subsidiaries, other than the filing of an involuntary bankruptcy petition against the Company or any of its subsidiaries by the Holders that are party to the Note Forbearance Agreement, (iv) revocation, denial, failure to renew or suspension of any license or permit covering any casino or gaming facility of the Company or any of its subsidiaries, (v) any action by the Company outside the ordinary course of business that gives rise to a change in the classification or treatment of the Company for federal, state or local tax purposes or materially adversely affects the tax attributes of the Company, (vi) commencement of certain legal proceedings which would restrict, restrain or enjoin the trustee under the Indentures or the Holders from enforcing their rights under the Indentures of the Old Notes and (vii) a breach by the Company of the Note Forbearance Agreement. In addition, pursuant to the terms of the Note Forbearance Agreement, the Company agreed to covenants limiting its ability to incur debt, make dividends and investments, transfer assets, redeem equity interests, prepay indebtedness and engage in transactions outside the ordinary course of business during the Forbearance Period.

        Pursuant to the terms of the Credit Forbearance Agreement (i) the Lenders have agreed to grant a limited waiver with respect to the failure of the Company to comply with the financial covenants contained in the Credit Agreement as of December 31, 2008, (ii) the Lenders have agreed to forbear from exercising their default-related rights, remedies, powers and privileges (x) against the Company and the stockholders of the Company through April 15, 2009, and (y) against certain subsidiaries of the Company that guarantied the Company's Credit Agreement through October 10, 2009 (each, a "Subsidiary", and collectively, the "Subsidiaries") and the stockholders of the Company (collectively, the "Stockholders", and together with the Company and the Subsidiaries, the "Credit Parties") with respect to certain potential, future or existing events of default under the Credit Agreement.

        Specifically, the Lenders have agreed to forbear, during the Forbearance Period, from exercising remedies against the Subsidiaries with respect to the following potential, future or existing events of default under the Credit Agreement: (i) any failure of the Company and its Subsidiaries to comply with the financial covenants for the periods ending March 31, 2009, June 30, 2009 or September 30, 2009; (ii) any failure to pay regular scheduled interest payments with respect to the Old Notes when and as due; (iii) any failure of the Company to furnish certain periodic reports required pursuant to the indentures; (iv) the filing of a case by the Company or the Stockholders under Chapter 11 of the Bankruptcy Code; and (v) the occurrence of a default under the Company's Completion Guaranty, dated October 5, 2007, arising by reason of a demand for performance by the Company thereunder or a cross default thereunder to the Aliante Financing.

        The Credit Forbearance Agreement will terminate as to the Company and the Stockholders upon commencement of either a voluntary or an involuntary case under Chapter 11 of the Bankruptcy Code by any of the Credit Parties. The bankruptcy of the Company and the Shareholders will not terminate forbearance as to the Subsidiaries. The Credit Forbearance Agreement will terminate as to the Subsidiaries upon the occurrence of one of the following: (i) a default under the Credit Agreement not mentioned in the preceding paragraph; (ii) an interest payment is made on account of the Old Notes; (iii) the Note Forbearance Agreement terminates without the Company and the Shareholders being in a Chapter 11 case; (iv) no cash collateral stipulation is agreed to, or a default occurs under such stipulation; or (v) the occurrence of a material adverse effect as to the Subsidiaries.

        The Credit Forbearance Agreement also implements several amendments to the Credit Agreement, including the following: (i) the interest rate for all loans is being increased by two percent per annum, to LIBOR plus 4.5% or prime plus 3.5% effective on or after the Credit Forbearance Agreement termination date; (ii) a floor of LIBOR plus one percent has been placed under the prime rate interest rate option effective on or after the Credit Forbearance Agreement termination date; (iii) all interest and fees are now payable monthly; (iv) the audit report and opinion for the fiscal year 2008 financial report may contain a "going concern" or similar qualification; and (v) the Credit Agreement will be identified as designated senior indebtedness under the indentures for the Old Subordinated Notes.

        If the recent adverse conditions in the economy, and the gaming industry in particular, continue, the Company believes that it will continue to be in non-compliance with the financial covenants as defined in the Credit Agreement. There are no assurances that we will obtain sufficient Acceptances of the Plan nor are there any assurances that our lenders will not exercise their remedies with respect to existing events of default once the Note Forbearance Agreement and/or the Credit Forbearance Agreement expire. If the lenders were to exercise their right to accelerate the indebtedness outstanding, there can be no assurances that we would be able to refinance any amounts that may become accelerated under such agreements and such an exercise could significantly restrict our ability to operate. The conditions and events described raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments (except as described below) to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management's plans in regard to these matters are described below. The accompanying consolidated financial statements have classified the outstanding indebtedness related to the Credit Facility and the Old Notes as current due to this uncertainty.

        The Company is in discussions regarding a restructuring with the lenders under its Credit Facility, CMBS Facility and land loan and the holders of its Old Notes; however, the Company can provide no assurance that it will be able to successfully restructure its debt obligations. If the Company is not successful in restructuring its debt obligations, the Company may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has retained the services of outside advisors to assist the Company in instituting and implementing a restructuring transaction.

  Year Ended December 31, 2008

        During the year ended December 31, 2008, we generated cash flows from operating activities of approximately $39.9 million. Cash flows provided by operating activities decreased approximately $252.3 million during the year ended December 31, 2008 as compared to 2007 Combined. This decrease is the result of an $82.1 million decrease in distributions of earnings from joint ventures due to a one-time distribution from Green Valley Ranch in 2007 with no corresponding distribution in 2008, an $113.0 million increase in cash paid for interest in 2008 as compared to 2007 due to our increased debt obligations and a decrease in our operating income resulting from a $148.8 million decrease in our net revenues. We believe that our cash flows will continue to be affected by the interest payments on our debt. In addition, net revenues continue to be affected by the weakening Las Vegas and U.S. economies as a result of declining real estate values, declining consumer confidence, rising unemployment and increasing energy prices which continue to affect us in the first quarter of 2009 with net revenue declines that are in excess of fourth quarter levels.

        At December 31, 2008, we had total available borrowings of $650 million under our Revolver, which was reduced by borrowings of $628.2 million, various letters of credit totaling approximately $10.2 million and $11.6 million in draws requested but not funded, leaving zero availability as of December 31, 2008. We had $458.1 million in cash and cash equivalents as of December 31, 2008, of which $77.3 million is in our casino cages to be used for the day-to-day operations of our properties and the remaining $380.8 million is to be used for general corporate purposes.

        During 2008, total capital expenditures were approximately $172.1 million, of which approximately $38.4 million was for the purchase of land, approximately $21.1 million was for the construction of a parking garage at Red Rock and approximately $112.6 was for maintenance capital expenditures and various other projects. We classify items as maintenance capital to differentiate replacement type capital expenditures such as a new slot machine from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures for the year ended December 31, 2008 were significantly less than the prior year. This reduction is due primarily to the completion of several major expansion projects in the prior year, including the phase II and phase III master-planned expansions at Red Rock, the phase II master-planned expansion at Fiesta Henderson and the phase III master-planned expansion at Santa Fe. In addition, we also completed construction of a new corporate office building during 2007. We did not have any significant expansion projects for the year ended December 31, 2008.

        In addition to capital expenditures, we paid approximately $14.9 million in reimbursable advances for our Native American development projects (see "Future Development") and paid approximately $46.9 million in equity contributions to joint ventures.

  Year Ending December 31, 2009

        Our primary cash requirements for 2009 are expected to include (i) principal and interest payments on indebtedness, (ii) approximately $60 million to $90 million for maintenance and other capital expenditures, (iii) other strategic land purchases, (iv) equity contributions to joint ventures, (v) payments to our existing and potential Native American projects and (vi) payments for design and development costs of future projects.

        Our liquidity and capital resources for 2009 are significantly affected by completion of a restructuring of our indebtedness. At this time it is not possible to predict with certainty the effect such a restructuring will have on our business or various creditors. Our future results depend upon our confirming and successfully implementing, on a timely basis, a restructuring of our indebtedness. Our operations and relationship with our customers, employees, regulators, vendors and agents may be adversely affected if we are not able to timely approve or confirm the Plan or otherwise restructure our indebtedness. If confirmation and consummation of the Plan does not occur expeditiously or we are not otherwise able to restructure our indebtedness, we will incur, among other things, increased costs for professional fees and similar expenses. In addition, it may make it more difficult to retain and attract management and other key personnel and would require senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operations of our business.

        Our cash flow may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Although we believe that cash flows from operations and our existing cash balances will be adequate to meet our financial and operating obligations in 2009, our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

  Off Balance Sheet Arrangements

        As of December 31, 2008, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a combined notional amount of $1.86 billion (see "Description of Certain Indebtedness and Capital Stock—Derivative Instruments") and a completion guarantee related to the financing at Aliante Station (see "Description of Certain Indebtedness and Capital Stock—Aliante Station Financing").

        The following table summarizes our contractual obligations and commitments (amounts in thousands):

	Contractual obligations
	Long-term debt (a)	Operating leases (b)	Other long-term obligations (c)	Total contractual cash obligations
Payments due by year
2009	$3,386,314	$10,835	$25,371	$3,422,520
2010	414,688	11,104	8,680	434,472
2011	650,760	10,548	1,390	662,698
2012	2,820,747	9,666	880	2,831,293
2013	134,809	9,372	491	144,672
Thereafter	477,105	443,935	—	921,040

Total	$7,884,423	$495,460	$36,812	$8,416,695

(a)
Includes interest related to interest rate swaps estimated based on the notional amount and net interest spread as of December 31, 2008. Interest related to the Term Loan, Revolver, CMBS Loans and Land Loan is estimated based on the outstanding balance and interest rate as of December 31, 2008. See Note 11 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(b)
See Note 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)
Other long-term obligations are comprised of employment contracts, long-term stay-on agreements and slot conversion purchases.

        As further discussed in Note 19 to the Consolidated Financial Statements in this Annual Report on Form 10-K, we adopted the provisions of FIN 48 on January 1, 2007. We had $8.9 million of unrecognized tax benefits as of December 31, 2008. Due to the inherent uncertainty of the underlying tax positions, it is not possible to assign the liability as of December 31, 2008 to any particular years in the table.

Future Development

  Las Vegas Development

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of December 31, 2008, we have contributed an additional $38.9 million to fund the acquisition of additional property as well as design and development costs.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the year ended December 31, 2008. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of December 31, 2008, we have advanced approximately $138.1 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of December 31, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        On April 18, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On September 10, 2008, the U.S. Attorney representing the DOI exercised her right to have the case reassigned from a magistrate to an Article III judge, and the FIGR subsequently intervened in the lawsuit. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the compliant for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The Company believes that the allegations contained in the Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On February 27, 2009, a Notice of Availability of a Final Environmental Impact Statement was filed in the Federal Register initiating a thirty-day waiting period for the Record of Decision on the proposed project.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of December 31, 2008, we have advanced approximately $42.8 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        The proposed project will be located on approximately 147 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include approximately 1,200 slot machines, 36 table games and various dining options. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the Management Agreement by the NIGC.

        On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of Gun Lake. On June 13, 2005, Michigan Gambling Opposition (the "MGO Plaintiffs") filed a complaint (the "MGO Complaint") in the United States District Court, District of Columbia (the "District Court"), seeking declaratory and injunctive relief against the DOI and officials of the DOI. The MGO Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake's motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 147-acre site into trust on January 5, 2007, if the MGO Plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties' motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date.

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

        On May 13, 2008, the MGO Plaintiffs filed a petition for rehearing en banc with the Court of Appeals. On July 25, 2008, the Court of Appeals denied the MGO Plaintiffs' petition for rehearing en banc. On July 29, 2008, the MGO Plaintiffs filed an emergency motion for stay of mandate pending petition for certiorari. On August 1, 2008, the DOI and Gun Lake filed their responses to the emergency motion for stay of mandate. On August 15, 2008, the Court of Appeals granted the emergency motion for stay of mandate. On October 23, 2008, the MGO Plaintiffs filed a petition for certiorari seeking review of the Court of Appeals' decision by the United States Supreme Court. On January 21, 2009, the United States Supreme Court denied the petition for certiorari and on January 27, 2009, the appellate court issued a mandate that dissolved the stay. On January 30, 2009, the DOI accepted approximately 147 acres of real property into trust in Allegan County, Michigan, for the benefit of Gun Lake.

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the Determination. On October 7, 2008, the DOI filed a motion to dismiss. On October 17, 2008, plaintiff filed a motion to stop the DOI from taking land into trust for Gun Lake, which was denied by the District Court on January 26, 2009. The District Court filed an order that gave the plaintiff twenty-one days to submit a memorandum addressing whether the District Court still has jurisdiction in this case in light of the DOI accepting the land in trust for the benefit of Gun Lake. Gun Lake's response will, if any, be due fourteen days thereafter. The Company believes that the allegations contained in the Patchak Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact is subject to approval by the Michigan Legislature and, if approved, will regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. On August 8, 2007, the Michigan House of Representatives ratified the compact. On February 11, 2009, the Michigan Senate passed a resolution approving the compact. On February 19, 2009, the Michigan House of Representative passed a similar resolution approving the Compact and the Compact has been submitted to the Secretary of Interior for his approval. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. As of December 31, 2008, we have advanced approximately $11.0 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2008, $50,000 of these payments had been made and were expensed as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 700 slot machines, 12 table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On October 26, 2007, the NIGC issued a Finding Of No Significant Impact with respect to the proposed project. The NIGC also approved MITCR's tribal-gaming ordinance authorizing gaming on the proposed project site. On January 17, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint seeks judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. The Company believes that the allegations contained in the Amended Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. As of December 31, 2008, we have advanced approximately $14.5 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of December 31, 2008, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include approximately 2,000 slot machines, 60 table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

        On April 28, 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact. The compact is subject to approval by the California Legislature and, if approved, will regulate gaming at the Mono's proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the California Legislature will approve the compact. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when, or if, these approvals will be obtained.

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

        As of December 31, 2008, we had $913.0 million of land held for development that consists primarily of nine sites that are owned or leased, which includes 359 acres in the Las Vegas valley, 172 acres in northern California and 204 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land on or before December 28, 2011 for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at December 31, 2008 and 2007.

        During the three months ended December 31, 2008, it was determined that a triggering event, as described SFAS 144, had occurred related to much of our land held for development due to changes in the anticipated use of certain land parcels and the current economic condition of the Company and its ability to secure adequate financing for capital projects going forward. As a result, we compared the estimated future cash flows for certain land parcels, on an undiscounted basis, to the carrying value. In certain instances, the carrying value was higher and as such, we recorded an impairment loss of $148.0 million to write down the book value of the land to their fair market values in accordance with SFAS 144. The fair market values were based on third-party real estate valuations.

Regulation and Taxes

        We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and tribal gaming agency of the UAIC.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature meets every two years and is currently in session. As of the date of this filing, there have been no proposals to increase the gaming tax. An increase in the gaming tax could have an adverse effect on our results of operations.

        On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision. On July 16, 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Company is currently evaluating the impact of the Nevada Supreme Court's decision not to rehear the case. Accordingly, we have not recorded a receivable related to a refund for previously paid use tax on complimentary employee and patron meals in the accompanying consolidated balance sheet as of December 31, 2008. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision.

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

        The CMBS Loans are collateralized by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2009, subject to three one-year extensions as defined in the CMBS Loans. Interest on the CMBS Loans is equal to one-month LIBOR plus 2.3% per annum. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with SFAS 141, "Accounting for Derivative Instruments and Hedging Activities", is

marked to market at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower pays a fixed rate of approximately 5.3% and receives one-month LIBOR, terminating in November 2012 (see "Derivative Instruments" below).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of December 31, 2008, our lease coverage ratio was 1.16 to 1.00. In addition, certain lenders under the CMBS facility have indicated that they disagree with our calculation of the lease coverage ratio, including calculations for periods prior to the quarter ended December 31, 2008. If we are not in compliance with the lease coverage ratio as of March 31, 2009, or if it is determined that we were not in compliance for the quarter ended September 30, 2008, the CMBS Borrower will be prohibited from distributing approximately $20 million to $25 million per quarter, based on recent LIBOR rates, to the Company until such time as we are in compliance with the lease coverage ratio. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined.

  Land Loan

        On February 7, 2008, a wholly-owned, unrestricted indirect subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 3.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 2.5% per annum, at the borrower's request. The borrower is required to hedge the interest rate such that it will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower pays a fixed rate of 3.0% and 3.7%, respectively, and receives one-month LIBOR. Both interest rate swap agreements terminate in February 2011 (see "Derivative Instruments" below).

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

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the

Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of December 31, 2008, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 2.50%. As of the December 31, 2008, the maximum margin for Eurodollar Rate borrowings was 2.50%, and the maximum margin for Alternate Base Rate borrowings was 1.50%. As of December 31, 2008, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 1.75 to 1.00 on December 31, 2008, which increases to 2.00 to 1.00 on March 31, 2009 through December 31, 2009, to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011 and each quarter thereafter. As of December 31, 2008, the interest coverage ratio was 1.72 to 1.00. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio can be no more than 7.75 to 1.00 on December 31, 2008, which reduces to 7.50 to 1.00 on March 31, 2009, to 7.25 to 1.00 on June 30, 2009, to 7.00 to 1.00 on September 30, 2009, to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.5 to 1.00 on June 30, 2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011 and each quarter thereafter. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.00 to 1.00 on December 31, 2008, and each quarter thereafter. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business. As of December 31, 2008, our total debt to Adjusted EBITDA and total senior secured debt to Adjusted EBITDA was 9.53 to 1.00 and 2.90 to 1.00, respectively.

        As of December 31, 2008, we were not in compliance with the financial covenants in the Credit Agreement as noted above. On March 2, 2008, we entered into a forbearance agreement with our lenders under the Credit Agreement in which the lenders have agreed to grant a limited waiver with respect to the failure at the Company to comply with the financial covenants contained in the Credit Agreement as of December 31, 2008. See "Forbearance Agreements" below for further discussion.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. At December 31, 2008, our Consolidated Coverage Ratio (as defined in the Indentures) was 1.29 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolver not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

        We have elected not to make a scheduled interest payments to holders of our $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes") or $300 million 6 5/8% Senior Subordinated Notes due March 15, 2018 (the "2018 Subordinated Notes"), of $15.5 million, $14.6 million, $24.1 million and

$9.9 million, respectively. On March 2, 2009, we entered into forbearance agreements with the holders of our Notes. See "Forbearance Agreements" below for further discussion.

  Forbearance Agreements

        On March 2, 2009, we entered into a forbearance agreement (the "Note Forbearance Agreement") with the holders (the "Holders") of a majority in principal amount of each of the 6% Senior Notes due 2012 (the "2012 Senior Notes"), 7 3/4% Senior Notes due 2016 (the "2016 Senior Notes"), 6 1/2% Senior Subordinated Notes due 2014 (the "2014 Subordinated Notes"), 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes") and 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes" and, together with the 2012 Senior notes, the 2016 Senior Notes, the 2014 Subordinated Notes and the 2016 Subordinated Notes, the "Notes"). In addition, on March 2, 2009, we also entered into a forbearance agreement with the lenders (the "Lenders") holding a majority of the commitments under our Credit Agreement (the "Credit Forbearance Agreement" and together with the Note Forbearance Agreement, the "Forbearance Agreements" and, individually, each a "Forbearance Agreement").

        Pursuant to the terms of the Note Forbearance Agreement, the holders of Old Notes agreed to waive certain events of default specified therein during the Forbearance Period (as defined hereinafter) and forbear during the Forbearance Period from the exercise of remedies with respect to such events of default, including (i) the failure to pay the interest due and payable under the 2014 Subordinated Notes on February 1, 2009 on or prior to March 3, 2009, (ii) the failure by the Company to pay the interest due and payable under the 2016 Senior Notes on February 15, 2009 on or prior to March 17, 2009, (iii) the failure to pay the interest due and payable under the 2016 Subordinated Notes on March 1, 2009 on or prior to March 31, 2009, and (iv) any event of default arising as a result of the occurrence of a default under the Company's Completion Guaranty dated October 5, 2007, arising by reason of a demand for performance by the Company thereunder or a cross default thereunder to the Aliante Financing (the "Specified Events of Default"). The "Forbearance Period" means the period of time commencing on March 2, 2009 and ending on the earlier of April 15, 2009 and the date on which the applicable Forbearance Agreement terminates.

        The Note Forbearance Agreement is subject to termination upon the occurrence of specified events, including (i) the termination of the Credit Forbearance Agreement or acceleration of the maturity of any obligations under the Credit Agreement, (ii) the occurrence of an Event of Default under the Indentures (other than the Specified Events of Default), (iii) the filing of a bankruptcy case by or against the Company or any of its subsidiaries, other than the filing of an involuntary bankruptcy petition against the Company or any of its subsidiaries by the Holders that are party to the Note Forbearance Agreement, (iv) revocation, denial, failure to renew or suspension of any license or permit covering any casino or gaming facility of the Company or any of its subsidiaries, (v) any action by the Company outside the ordinary course of business that gives rise to a change in the classification or treatment of the Company for federal, state or local tax purposes or materially adversely affects the tax attributes of the Company, (vi) commencement of certain legal proceedings which would restrict, restrain or enjoin the trustee under the Indentures or the Holders from enforcing their rights under the Indentures of the Old Notes and (vii) a breach by the Company of the Note Forbearance Agreement. In addition, pursuant to the terms of the Note Forbearance Agreement, the Company agreed to covenants limiting its ability to incur debt, make dividends and investments, transfer assets, redeem equity interests, prepay indebtedness and engage in transactions outside the ordinary course of business during the Forbearance Period.

        Pursuant to the terms of the Credit Forbearance Agreement (i) the Lenders have agreed to grant a limited waiver with respect to the failure of the Company to comply with the financial covenants contained in the Credit Agreement as of December 31, 2008, (ii) the Lenders have agreed to forbear from exercising their default-related rights, remedies, powers and privileges (x) against the Company and the stockholders of the Company through April 15, 2009, and (y) against certain subsidiaries of the Company that guarantied the Company's Credit Agreement through October 10, 2009 (each, a "Subsidiary", and collectively, the "Subsidiaries") and the stockholders of the Company (collectively, the "Stockholders", and together with the Company and the Subsidiaries, the "Credit Parties") with respect to certain potential, future or existing events of default under the Credit Agreement

        Specifically, the Lenders have agreed to forbear, during the Forbearance Period, from exercising remedies against the Subsidiaries with respect to the following potential, future or existing events of default under the Credit Agreement: (i) any failure of the Company and its Subsidiaries to comply with the financial covenants for the periods ending March 31, 2009, June 30, 2009 or September 30, 2009; (ii) any failure to pay regular scheduled interest payments with respect to the Old Notes when and as due; (iii) any failure of the Company to furnish certain periodic reports required pursuant to the indentures; (iv) the filing of a case by the Company or the Stockholders under Chapter 11 of the Bankruptcy Code; and (v) the occurrence of a default under the Company's Completion Guaranty, dated October 5, 2007, arising by reason of a demand for performance by the Company thereunder or a cross default thereunder to the Aliante Financing.

        The Credit Forbearance Agreement will terminate as to the Company and the Stockholders upon commencement of either a voluntary or an involuntary case under Chapter 11 of the Bankruptcy Code by any of the Credit Parties. The bankruptcy of the Company and the Shareholders will not terminate forbearance as to the Subsidiaries. The Credit Forbearance Agreement will terminate as to the Subsidiaries upon the occurrence of one of the following: (i) a default under the Credit Agreement not mentioned in the preceding paragraph; (ii) an interest payment is made on account of the Old Notes; (iii) the Note Forbearance Agreement terminates without the Company and the Shareholders being in a Chapter 11 case; (iv) no cash collateral stipulation is agreed to, or a default occurs under such stipulation; or (v) the occurrence of a material adverse effect as to the Subsidiaries.

        The Credit Forbearance Agreement also implements several amendments to the Credit Agreement, including the following: (i) the interest rate for all loans is being increased by two percent per annum, to LIBOR plus 4.5% or prime plus 3.5% effective on or after the Credit Forbearance Agreement termination date; (ii) a floor of LIBOR plus one percent has been placed under the prime rate interest rate option effective on or after the Credit Forbearance Agreement termination date; (iii) all interest and fees are now payable monthly; (iv) the audit report and opinion for the fiscal year 2008 financial report may contain a "going concern" or similar qualification; and (v) the Credit Agreement will be identified as designated senior indebtedness under the indentures for the Old Subordinated Notes.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. In conjunction with the sale, we recorded an impairment loss of approximately $8.6 million in the Predecessor Period which is included on our consolidated statement of operations. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under SFAS 98, "Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of Lease Term; Initial Direct Costs of Direct Financing Leases". Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our consolidated balance sheets and is depreciated according to our policy. During the year ended December 31, 2008 and 2007 Combined, we recorded approximately

$5.3 million and $0.9 million, respectively, of interest expense related to this lease. Future minimum lease payments related to this lease for the next five years are approximately $5.3 million, $5.4 million, $5.5 million, $5.5 million and $5.6 million for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

  Revolving Facility

        In conjunction with the Merger on November 7, 2007, we terminated our previous $2.0 billion revolving credit facility (the "Revolving Facility") due December 2010. As a result, we recorded a loss on early retirement of debt of approximately $8.1 million during the Successor Period to reflect the write off of the unamortized loan costs. In addition, we terminated two interest rate swaps with a combined notional amount of $500 million, which were due to terminate in December 2010 and tied directly to the Revolving Facility. These interest rate swaps were terminated at market value, and as a result, we paid approximately $12.2 million which is included in loss on early retirement of debt in the Successor Period.

  Derivative Instruments

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of December 31, 2008, we had two floating-to-fixed rate interest rate swaps with a combined notional amount of $250 million terminating in February 2011, which qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value reported as a component of other comprehensive income (loss). These cash flow hedges effectively convert a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. As of December 31, 2008, we paid a weighted-average fixed rate of 3.1% and received one-month LIBOR which approximated 1.9%.

        In addition, we have two floating-to-fixed rate interest rate swaps, one with a notional amount of $1.36 billion terminating in November 2012 and one with a notional amount of $250 million terminating in January 2011, each effectively converting a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. These interest rate swaps are not designated as hedging instruments and as a result, gains or losses resulting from the change in fair value of these swaps are recognized in earnings in the period of the change. As of December 31, 2008, we paid a weighted-average fixed rate of 4.9% and received one-month LIBOR which approximated 1.1%. For the year ended December 31, 2008 and 2007 Combined, we recorded losses of $23.1 million and $30.7 million, respectively, on the consolidated statements of operations related to the change in fair value of interest rate swaps and interest rate caps related to the CMBS Loans.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense of approximately $35.1 million and $0.4 million for the year ended December 31, 2008 and 2007 Combined, respectively. At December 31, 2006, we had interest rate swaps with a combined notional amount of $550.0 million. For the year ended December 31, 2006, the net effect of these interest rate swaps resulted in a reduction of interest expense of approximately $0.2 million.

  Aliante Station Financing

        In October 2007, we completed financing for Aliante Station (the "Aliante Financing"). The Aliante Financing was completed with a group of banks and provides for borrowings of up to $430 million at a margin above the LIBOR rate of up to 325 basis points. On July 25, 2008, a member of the bank group was closed by the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation was named as receiver. As a result, the available borrowings were reduced to $409.5 million which reflect the failed banks unfunded portion. The loan requires initial equity contributions from each partner, Station and G.C. Investments, LLC (G.C. Investments, LLC being principally owned by members of the Greenspun family) of $105 million and equity contributions for a completion guarantee, if necessary, for project costs that exceed $618 million exclusive of land acquisition costs and financing costs. The completion guarantee is a joint and several obligation of each partner, with G.C. Investment, LLC's obligation collateralized. In the event a default is declared as it relates to our Credit Agreement, and Station and G.C. Investments, LLC have not been released from the completion guarantee, an event of default would occur as it relates to the Aliante Financing.

  Green Valley Ranch Financing

        On October 24, 2008 and December 26, 2008, promissory notes for $0.7 million and $4.3 million (collectively, the "GVR Promissory Notes"), respectively were executed between GV Ranch Station, Inc. (the consolidated entity that owns our 50% portion of Green Valley Ranch) and Green Valley Ranch. The GVR Promissory Notes accrue interest at an annual rate of 5.0% and are payable either on demand or on the six-month anniversary of the execution date. The GVR Promissory Notes and related interest receivable are recorded in due from unconsolidated affiliate on our consolidated balance sheet at December 31, 2008.

        On February 16, 2007, Green Valley Ranch entered into an $830 million credit facility (the "Green Valley Facility"). Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving facility and term loan, as well as fund an equal distribution to the members which was comprised of approximately $185 million in cash distributions to each member and a $100 million loan to each member or a wholly-owned subsidiary of such member, in each case evidenced by a promissory note from each member for total distributions of approximately $570 million. Effective January 1, 2008, Green Valley Ranch distributed to its member, or cancelled, as applicable, the $200 million in notes receivable, and the related accrued interest thereon. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on our consolidated balance sheet at December 31, 2007 was eliminated during the year ended December 31, 2008 with a corresponding reduction in our investments in joint ventures.

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At December 31, 2008, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At December 31, 2008, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

Critical Accounting Policies

  Significant Accounting Policies and Estimates

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the determination of slot club program liability, the estimated useful lives assigned to our assets, asset impairment, insurance reserves, bad debt expense, derivative instruments, purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are discussed below, as well as where appropriate in this discussion and analysis and in the notes to our consolidated financial statements.

  Slot Club Programs

        Our Boarding Pass and Amigo Club player rewards programs (the "Programs") allow customers to redeem points earned from their gaming activity at all Station and Fiesta properties for complimentary slot play, food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Programs is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Programs is recorded in casino costs and expenses on our consolidated statements of operations.

        Under the Programs, customers are able to accumulate points over time that they may redeem at their discretion under the terms of the Programs. The estimated cost to provide points is expensed as the points are earned and is included in casino costs and expenses in our consolidated statements of operations. To arrive at the estimated cost associated with outstanding points under the Programs, various estimates and assumptions are made regarding incremental costs of the benefits, historical breakage/forfeiture rates and an estimate of the mix of goods and services we believe, based on past customer redemption patterns, will be redeemed. At December 31, 2008 and 2007, $6.7 million and $7.4 million, respectively, were accrued for the cost of anticipated Program redemptions.

  Self-Insurance Reserves

        We are currently self-insured up to certain stop loss amounts for workers' compensation and general liability costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not reported. At December 31, 2008 and 2007, we had total self-insurance accruals reflected in our consolidated balance sheets of $3.7 million and $8.9 million, respectively. Our accrual at December 31, 2008 is significantly less than the accrual at December 31, 2007 as we are no longer self-insured for medical costs effective July 1, 2008. In estimating these accruals, we evaluated historical loss experience and made judgments about the expected levels of costs per claim. We believe changes in medical costs, trends in claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points.

  Derivative Instruments

        From time to time we enter into derivative instruments, typically in the form of interest rate swaps, in order to manage interest rate risks associated with our current and future borrowings. As such, we have adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138 and 149, to account for our interest rate swaps. The pronouncements require us to recognize our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of the derivative instrument agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Additionally, the difference between amounts received and paid under such agreements as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement.

        For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion is recorded in the consolidated statement of operations. Derivative instruments that are designated as a fair value hedge and qualify for the "shortcut" method under SFAS 133 as amended by SFAS 138 and 149, allows for an assumption of no ineffectiveness. As such, there is no impact on the consolidated statement of operations from the changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. For those derivative instruments that are not designated as hedges for accounting purposes, the change in fair value is recorded in the consolidated statement of operations in the period of change.

        Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and the impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements.

  Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

        We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. We classify items as maintenance capital to differentiate replacement type capital expenditures such as a new slot machine from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Our depreciation expense is highly dependent on the assumptions we make about our assets' estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Our consolidated financial statements reflect all adjustments required by SFAS 144 as of December 31, 2008 and 2007.

  Goodwill and Other Intangible Assets

        In accordance with SFAS 142, "Goodwill and Other Intangible Assets", we test for impairment of goodwill and indefinite-lived intangible assets annually and in certain situations between those annual dates. For the year ended December 31, 2008 and the Predecessor Period, we utilized fair values established with the assistance of a third-party valuation firm to determine possible impairments. For the year ending December 31, 2006, we utilized the Income Approach, which focuses on the income-producing capability of the respective property during the fourth quarter of each fiscal year. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the respective property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is then totaled to arrive at an indication of the fair value of the assets. Under both methods, if the carrying value of the assets exceeds the fair value, then impairment is measured based on the difference between the calculated fair value and the carrying value.

        The customer relationship intangible asset refers to the value associated with our rated casino guests. The initial fair value of the customer relationship intangible asset was based on the projected net cash flows associated with these casino guests. Prior to the annual impairment test for the year ended December 31, 2008, we had utilized the income forecast approach as our basis for amortization of the customer relationships intangible assets. The percentage of annual amortization applied each year utilizing the income forecast approach was based on expected future net cash flows associated with our rated casino guests and an expected attrition rate. We believed this approach better reflected the pattern in which the economic benefits of the intangible asset were consumed. The attrition rate was determined in part quantitatively using historical customer data and qualitatively based on the consistency of our rated casino guests which is predominantly Las Vegas local residents as opposed to out of town customers. Subsequent to our annual impairment testing for the year ended December 31, 2008, these intangible assets are being amortized ratably over their estimated useful lives as the expected pattern of consumption no longer accommodates the income forecast approach. The remaining definite-lived intangible assets are being amortized ratably over their estimated useful lives.

        The customer relationship intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Increased competition within the gaming industry or a downturn in the economy could have an impact on our customer relationship intangible asset. Declines in the customer spending which would impact the expected future cash flows associated with our rated casino guests, declines in the number of visitations which could impact the expected attrition rate of our rated casino guests or an erosion of our operating margins associated with our rated casino guest could cause the carrying value of the customer relationship asset to exceed the fair value. In this event an impairment based on the difference between the calculated fair value and the carrying value would be recognized.

        During our annual impairment testing of intangible assets for the year ended December 31, 2008, we recorded impairment losses of $228.2 million and $85.5 million related to our customer relationships and brands, respectively in write-downs and other charges, net on the consolidated statement of operations. The impairment of our brands and customers relationships is the result of the ongoing recession which has resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to current market conditions and higher discount rates resulting from turmoil in the credit markets. In addition, we recorded an impairment loss of $16.6 million in write-downs and other charges, net on our consolidated statement of operations related to the management contract intangible asset for the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe, as a result of a decrease in the projected revenue stream from this contract due to the high costs of financing resulting from the turmoil in the credit markets.

        In conjunction with our annual impairment testing for the year ended December 31, 2008, we determined that an impairment of the goodwill recorded in conjunction with the Merger of approximately $2.6 billion existed company-wide. This impairment was recorded in write-downs and other charges, net on our consolidated statements of operations. For the Predecessor Period, we determined that an impairment of goodwill at Wildfire Boulder and Gold Rush totaling approximately $8.0 million existed which we recorded in write-downs and other charges, net. We determined that there was no impairment during the Successor Period or the year ended December 31, 2006.

        Inherent in the reviews of the carrying amounts of the above assets are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

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

        Our income tax returns are subject to examination by tax authorities. We regularly assess the potential outcome of these examinations in determining the adequacy of our provision for income taxes and our income tax liabilities. To determine necessary reserves, we must make assumptions and judgments about potential actions by taxing authorities, partially based on past experiences. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental, and we believe we have adequately provided for any reasonable and foreseeable outcomes relating to uncertain tax matters. When actual results of tax examinations differ from our estimates or when potential actions are settled differently than we expected, we adjust the income tax provision and our tax reserves in the current period. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

  Recently Issued Accounting Standards

        In March 2008, the Financial Accounting Standards Board (the "FASB") issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the effect of derivative instruments on the entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS 161 in the first quarter of 2009 and it is not anticipated to materially impact our consolidated financial statements.

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

        The following table provides information about our long-term debt at December 31, 2008 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value
CMBS Loans, weighted-average interest rate of approximately 6.0%	November 2012 (a)	$2,475,000	$2,475,000	$2,475,000
Land Loan, weighted-average interest rate of approximately 7.6%	February 2011	250,000	250,000	250,000
Revolver, weighted-average interest rate of approximately 3.9%	August 2012	650,000	628,237	628,237
Term Loan, weighted-average interest rate of approximately 3.8%	August 2012	247,500	247,500	247,500
6% senior notes	April 2012	450,000	429,914	85,500
7 3/4% senior notes	August 2016	400,000	392,164	76,000
6 1/2% senior subordinated notes	February 2014	450,000	402,051	25,875
6 7/8% senior subordinated notes	March 2016	700,000	615,105	39,375
6 5/8% senior subordinated notes	March 2018	300,000	254,942	15,750
Other debt, weighted-average interest rate of approximately 7.8%	2009-2020	87,315	87,240	87,240

Total		$6,009,815	$5,782,153	$3,930,477

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

        The following table provides information about our financial instruments at December 31, 2008 that are sensitive to changes in interest rates (amounts in thousands):

	Current Portion as of December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$2,098,383	$5,633	$315	$335	$357	$2,730	$2,107,753
Weighted-average interest rate	8.6%	6.1%	7.2%	7.2%	7.2%	7.3%	8.6%
Variable-rate	$878,981	$39	$250,041	$2,475,047	$292	$70,000	$3,674,400
Weighted-average interest rate	3.9%	5.4%	7.6%	6.0%	5.4%	8.1%	5.7%
Interest rate swaps:
Notional amount	$—	$—	$500,000	$1,362,500	$—	$—	$1,862,500
Average payable rate	—	—	3.1%	5.3%	—	—	4.7%
Average receivable rate	—	—	1.2%	1.2%	—	—	1.2%
Interest rate cap:
Notional amount	$—	$1,112,500	$—	$—	$—	$—	$1,112,500
Cap rate	—	5.8%	—	—	—	—	5.8%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Station Casinos, Inc.:

We have audited the accompanying consolidated balance sheets of Station Casinos, Inc. and its subsidiaries (the "Company") as of December 31, 2008 and 2007 (Successor), and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year ended December 31, 2008 (Successor), the period from November 8, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through November 7, 2007 (Predecessor) and for the year ended December 31, 2006 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 2008 and 2007 (Successor), and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 (Successor), and for the period from November 8, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through November 7, 2007 (Predecessor) and for the year ended December 31, 2006 (Predecessor), in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company is not in compliance with the financial covenants (as defined in its $900 million senior secured credit agreement). In addition, subsequent to December 31, 2008, as discussed in Note 1, the Company elected to not make various scheduled interest payments for its Senior and Senior Subordinated Notes which will put the Company in violation of these agreements in 2009 and will require waivers from the debt holders in order for the debt not to be considered in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 30, 2009

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Station Casinos, Inc.:

We have audited Station Casinos, Inc. and its subsidiaries (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial position of the Company at December 31, 2008 (Successor) and 2007 (Successor), and the consolidated results of its operations and its cash flows for the period ended December 31, 2008 (Successor), the period from November 8, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through November 7, 2007 (Predecessor), and for the period ended December 31, 2006 (Predecessor) of the Company and our report dated March 30, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company's ability to continue as a going concern.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 30, 2009

STATION CASINOS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	Successor
	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$458,064	$96,392
Restricted cash	14,961	966
Receivables, net	42,271	48,680
Inventories	11,509	12,496
Prepaid gaming tax	18,505	21,541
Prepaid expenses	16,818	14,472
Due from unconsolidated affiliate	5,011	—

Total current assets	567,139	194,547
Property and equipment, net	3,016,169	3,072,361
Goodwill	366,484	2,964,938
Intangible assets, net	602,218	1,007,107
Land held for development	912,966	1,007,322
Investments in joint ventures	43,550	391,953
Native American development costs	206,382	200,667
Other assets, net	116,728	149,771

Total assets	$5,831,636	$8,988,666

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$2,977,364	$2,610
Accounts payable	13,986	16,954
Construction contracts payable	9,428	23,151
Accrued interest payable	61,616	69,690
Accrued expenses and other current liabilities	116,027	108,328

Total current liabilities	3,178,421	220,733
Long-term debt, less current portion	2,804,789	5,168,539
Deferred income taxes, net	396,724	789,644
Other long-term liabilities, net	129,026	138,688
Due to unconsolidated affiliate	—	100,000

Total liabilities	6,508,960	6,417,604

Commitments and contingencies
Stockholders' (deficit) equity:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,936,949	2,920,526
Accumulated other comprehensive loss	(8,290)	(11,981)
Retained deficit	(3,606,400)	(337,900)

Total stockholders' (deficit) equity	(677,324)	2,571,062

Total liabilities and stockholders' (deficit) equity	$5,831,636	$8,988,666

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006
Operating revenues:
Casino	$918,120	$151,867	$879,097	$969,147
Food and beverage	228,858	37,885	210,698	211,579
Room	105,718	14,926	97,514	82,431
Other	73,745	12,543	64,800	70,245
Management fees	72,405	9,708	78,077	99,485

Gross revenues	1,398,846	226,929	1,330,186	1,432,887
Promotional allowances	(100,695)	(17,218)	(92,902)	(93,863)

Net revenues	1,298,151	209,711	1,237,284	1,339,024

Operating costs and expenses:
Casino	361,255	60,946	331,009	348,659
Food and beverage	153,018	27,236	149,998	152,300
Room	40,029	5,548	32,103	29,962
Other	27,774	4,363	24,586	26,244
Selling, general and administrative	252,646	37,567	217,596	230,278
Corporate	38,969	292,955	47,541	60,540
Development	3,398	375	3,089	9,036
Depreciation and amortization	226,816	32,292	136,498	131,094
Preopening	10,198	1,170	5,859	29,461
Write-downs and other charges, net	3,396,075	754	15,045	1,736
Management agreement/lease terminations	4,825	—	3,825	1,053
Merger transaction costs	—	—	156,500	2,526

	4,515,003	463,206	1,123,649	1,022,889

Operating (loss) income	(3,216,852)	(253,495)	113,635	316,135
Earnings from joint ventures	17,020	5,875	34,247	41,854

Operating (loss) income and earnings from joint ventures	(3,199,832)	(247,620)	147,882	357,989

Other expense:
Interest expense, net	(379,313)	(61,276)	(197,370)	(171,729)
Interest and other expense from joint ventures	(47,643)	(4,743)	(23,503)	(6,808)
Change in fair value of derivative instruments	(23,057)	(30,686)	—	—
Loss on early retirement of debt	—	(20,311)	—	—

	(450,013)	(117,016)	(220,873)	(178,537)

(Loss) income before income taxes	(3,649,845)	(364,636)	(72,991)	179,452
Income tax benefit (provision)	381,345	26,736	15,335	(69,240)

Net (loss) income	$(3,268,500)	$(337,900)	$(57,656)	$110,212

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(amounts in thousands)

	Common stock	Non-voting common stock	Treasury stock	Additional paid-in capital	Deferred compensation- restricted stock	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total stockholders' (deficit) equity
Predecessor:
Balances, December 31, 2005	$578	$—	$(159,128)	$627,352	$(73,599)	$24	$235,587	$630,814
SFAS 123R adoption reclass	—	—	—	(73,599)	73,599	—	—	—
Exercise of stock options	1	—	—	4,706	—	—	—	4,707
Issuance of restricted stock, net	14	—	—	(14)	—	—	—	—
Share-based compensation expense	—	—	—	24,294	—	—	—	24,294
Purchase of treasury stock, at cost (12.7 million shares)	—	—	(880,676)	—	—	—	—	(880,676)
Interest rate swap market value adjustment, net of tax	—	—	—	—	—	(636)	—	(636)
Adoption of SFAS 158, net of tax	—	—	—	—	—	(10,170)	—	(10,170)
Dividends paid	—	—	—	—	—	—	(65,403)	(65,403)
Net income	—	—	—	—	—	—	110,212	110,212

Balances, December 31, 2006	593	—	(1,039,804)	582,739	—	(10,782)	280,396	(186,858)
Adoption of FIN 48	—	—	—	—	—	—	(522)	(522)
Exercise of stock options	—	—	—	2,366	—	—	—	2,366
Share-based compensation expense	—	—	—	143,714	—	—	—	143,714
Purchase of treasury stock, at cost (1.3 million shares)	—	—	(110,164)	—	—	—	—	(110,164)
Interest rate swap market value adjustment, net of tax	—	—	—	—	—	(7,179)	—	(7,179)
Unrealized gain on available-for- sale securities, net of tax	—	—	—	—	—	607	—	607
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	—	513	—	513
Dividends paid	—	—	—	—	—	—	(49,050)	(49,050)
Net loss	—	—	—	—	—	—	(57,656)	(57,656)

Balances, November 7, 2007	$593	$—	$(1,149,968)	$728,819	$—	$(16,841)	$173,168	$(264,229)

Successor:
Balances, November 8, 2007	$—	$97	$—	$(68,993)	$—	$(16,841)	$—	(85,737)
Cash investment by FCP	—	317	—	2,703,984	—	—	—	2,704,301
Cash investment by management	—	3	—	1,841	—	—	—	1,844
Interest rate swap acquired from FCP, net of tax	—	—	—	(27,739)	—	—	—	(27,739)
Share-based compensation expense	—	—	—	288,130	—	—	—	288,130
Excess tax benefit from exercise of stock options	—	—	—	23,303	—	—	—	23,303
Interest rate swap market value adjustment, net of tax	—	—	—	—	—	1,314	—	1,314
Unrealized loss on available-for- sale securities, net of tax	—	—	—	—	—	(119)	—	(119)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	—	3,665	—	3,665
Net loss	—	—	—	—	—	—	(337,900)	(337,900)

Balances, December 31, 2007	—	417	—	2,920,526	—	(11,981)	(337,900)	2,571,062
Share-based compensation expense	—	—	—	14,445	—	—	—	14,445
Purchase price adjustment	—	—	—	1,978	—	—	—	1,978
Interest rate swap market value adjustment, net of tax	—	—	—	—	—	(1,937)	—	(1,937)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(695)	—	(695)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	—	6,323	—	6,323
Net loss	—	—	—	—	—	—	(3,268,500)	(3,268,500)

Balances, December 31, 2008	$—	$417	$—	$2,936,949	$—	$(8,290)	$(3,606,400)	$(677,324)

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006
Cash flows from operating activities:
Net (loss) income	$(3,268,500)	$(337,900)	$(57,656)	$110,212

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	226,816	32,292	136,498	131,094
Change in fair value of derivative instrument	23,057	30,686	—	—
Write-downs and other charges, net	3,396,075	754	15,045	1,736
Excess tax benefit from exercise of stock options	—	(23,303)	—	(3,145)
Share-based compensation	14,445	288,130	143,714	24,294
Loss (earnings) from joint ventures	30,623	(1,132)	(10,744)	(35,046)
Distributions of earnings from joint ventures	—	—	82,115	890
Amortization of debt discount and issuance costs	37,761	5,907	4,392	4,731
Loss on early retirement of debt	—	20,311	—	—
Changes in assets and liabilities:
Restricted cash	(13,995)	(966)	—	—
Receivables, net	6,409	2,786	(10,704)	(21,158)
Inventories and prepaid expenses	1,677	1,439	(6,057)	(9,836)
Due from unconsolidated affiliate	(5,011)	—	—	—
Deferred income taxes	(384,128)	(3,348)	(24,023)	38,739
Accounts payable	(2,968)	(10,422)	7,818	6,947
Accrued expenses and other current liabilities	(19,442)	18,454	(13,342)	39,589
Other, net	(2,950)	(4,999)	6,417	4,326

Total adjustments	3,308,369	356,589	331,129	183,161

Net cash provided by operating activities	39,869	18,689	273,473	293,373

Cash flows from investing activities:
Acquisition of Station Casinos, Inc. including direct Merger costs	—	(4,217,469)	—	—
Capital expenditures	(172,051)	(55,510)	(530,364)	(754,988)
Proceeds from sale of land, property and equipment	2,368	105	10,019	18,002
Investments in joint ventures, net	(57,752)	(27,983)	(81,552)	(39,759)
Distributions in excess of earnings from joint ventures	2,855	488	106,999	—
Construction contracts payable	(13,723)	(19,619)	(15,548)	(24,833)
Native American development costs	(14,876)	(2,454)	(17,060)	(15,909)
Other, net	283	(1,523)	(2,912)	(18,774)

Net cash used in investing activities	(252,896)	(4,323,965)	(530,418)	(836,261)

Cash flows from financing activities:
Cash equity contributions	—	2,706,145	—	—
Proceeds from issuance of CMBS loans	—	2,475,000	—	—
Borrowings under Credit Agreement with maturity dates less than three months, net	335,137	293,100	—	—
Proceeds from the issuance of land loan	250,000	—	—	—
(Payments) borrowings under Term Loan with maturity dates greater than three months	(2,500)	250,000	—	—
(Payments) borrowings under Revolving Facility with maturity dates less than three months, net	—	(1,383,300)	227,500	825,800
Proceeds from issuance of related party promissory note	—	—	100,000	—
Proceeds from financing transaction	—	—	70,000	—
Proceeds from the issuance of senior and senior subordinated notes, net	—	—	—	698,500
Purchase of treasury stock	—	—	(110,164)	(880,676)
Payment of dividends	—	—	(49,050)	(65,403)
Debt issuance costs	(7,638)	(60,086)	(8)	(8,660)
Exercise of stock options	—	—	560	1,562
Excess tax benefit from exercise of stock options	—	23,303	—	3,145
Other, net	(300)	(1,229)	(56)	(34)

Net cash provided by financing activities	574,699	4,302,933	238,782	574,234

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	361,672	(2,343)	(18,163)	31,346
Balance, beginning of year	96,392	98,735	116,898	85,552

Balance, end of year	$458,064	$96,392	$98,735	$116,898

STATION CASINOS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(amounts in thousands)

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006
Supplemental cash flow disclosures:
Cash paid for interest, net of $27,087, $3,083, $16,309 and $29,638 capitalized	$345,920	$21,446	$219,129	$137,464
Cash (received) paid for income taxes, net	$—	$—	$(15,871)	$34,283
Supplemental disclosure of non-cash items:
Rollover equity	$—	$1,044,590	$—	$—
Assets assumed in Merger	$—	$7,759	$—	$—
Liabilities assumed in Merger	$—	$(3,542)	$—	$—
Capital expenditures financed by debt	$4,514	$—	$3,453	$1,788
Land contributed to joint ventures, net	$—	$—	$—	$50,708
Fair value interest rate swap acquired from FCP	$—	$(42,675)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Basis of Presentation

  Basis of Presentation and Organization

        Station Casinos, Inc. (the "Company", "Station", "we", "our", "ours" or "us"), a Nevada corporation, is a gaming and entertainment company that currently owns and operates ten major hotel/casino properties (two of which are 50% owned) under the Station and Fiesta brand names and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying consolidated financial statements include the accounts of Station and its wholly owned subsidiaries and MPM Enterprises, LLC (which is 50% owned by Station and required to be consolidated). Investments in all other 50% or less owned affiliated companies are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

  Overview of Recent Developments

        As a result of recent macroeconomic conditions, including the credit crisis and a decrease in consumer confidence levels, we have experienced a significant reduction in net revenues. As of December 31, 2008, we were not in compliance with the financial covenants, as defined in our senior secured credit agreement (the "Credit Agreement"). On February 3, 2009, we announced that we elected not to make a scheduled $14.6 million interest payment that was due on February 1, 2009 to holders of the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"). On February 17, 2009, we announced that we elected not to make a scheduled $15.5 million interest payment that was due on February 15, 2009, to holders of the Company's $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"). On March 3, 2009, we announced that we elected not to make a scheduled $24.1 million interest payment that was due on March 1, 2009 to holders of the Company's $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"). On March 16, 2009, we announced that we elected not to make a scheduled $9.9 million interest payment that was due on March 15, 2009, to holders of the Company's $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes"). The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes and 2018 Subordinated Notes have ended or will end on March 3, March 17, March 31 and April 14, 2009, respectively.

        On February 3, 2009, we announced we were soliciting (the "Acceptance Solicitation") from eligible institutional holders (each, a "Holder" and collectively, the "Holders") of our outstanding 6% Senior Notes due 2012 (referred to as the "2012 Senior Notes"), the 2016 Senior Notes and together with the 2012 Senior Notes, (the "Old Senior Notes"), the 2014 Subordinated Notes, the 2016 Subordinated Notes and the 2018 Subordinated Notes (referred to, collectively with the 2014 Subordinated Notes and the 2016 Subordinated Notes, as the "Old Subordinated Notes" and collectively with the Old Senior Notes, the "Old Notes") ballots ("Ballots") for a vote in favor ("Acceptances") of a plan of reorganization (the "Plan") for the resolution of outstanding claims against the Company.

        If we obtain sufficient Acceptances of the Plan, we may determine to implement the Plan by commencing a voluntary case under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the Plan, the Holders of Old Senior Notes will receive $400 in aggregate principal amount of 10% Second Lien Notes due 2014 issued by the Company (the "Second Lien Notes") and $100 in cash for each $1,000 in principal amount of Old Senior Notes and Holders of Old Subordinated Notes will receive $70 in aggregate principal amount of 10% Third Lien Notes due 2014 issued by the Company (the "Third Lien Notes" and together with the Second Lien Notes, the "New Notes") and $30 in cash for each $1,000 in principal amount of Old Subordinated Notes. The cash consideration will be funded with cash on hand and proceeds

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

from the sale of capital stock to, or capital contributions made by, affiliates of certain indirect equityholders of the Company. Holders that submit Ballots will also agree to support the Plan.

        The New Notes will be senior obligations of the Company that are guaranteed by the restricted subsidiaries of the Company and, subject to required third party consents and to the extent permitted by gaming and other applicable laws, secured by second and third priority liens, as applicable, on all of our assets that will secure its obligations under the amended and restated credit facility that will be put in place upon consummation of the restructuring.

        The lead lenders for the CMBS financing, the $250 million land loan financing and the existing senior secured credit facility have entered into plan support agreements where they have agreed, subject to certain conditions, to support the contemplated restructuring of debt held by the Company and its affiliates in accordance with agreed upon terms and conditions. The plan support agreement with the lead lenders for the CMBS financing and the $250 million land loan financing will terminate on March 31, 2009, unless extended by the lenders party thereto. The Voting Deadline (as defined in the solicitation statement dated February 3, 2008) has been extended to April 10, 2009.

        On March 2, 2009, we entered into a forbearance agreement (the "Note Forbearance Agreement") with the Holders of a majority in principal amount of each of the Old Notes. In addition, on March 2, 2009, we also entered into a forbearance agreement with the lenders (the "Lenders") holding a majority of the commitments under our Credit Agreement (the "Credit Forbearance Agreement" and together with the Note Forbearance Agreement, the "Forbearance Agreements" and, individually, each a "Forbearance Agreement").

        Pursuant to the terms of the Note Forbearance Agreement, the holders of Old Notes agreed to waive certain events of default specified therein during the Forbearance Period (as defined hereinafter) and forbear during the Forbearance Period from the exercise of remedies with respect to such events of default, including (i) the failure to pay the interest due and payable under the 2014 Subordinated Notes on February 1, 2009 on or prior to March 3, 2009, (ii) the failure by the Company to pay the interest due and payable under the 2016 Senior Notes on February 15, 2009 on or prior to March 17, 2009, (iii) the failure to pay the interest due and payable under the 2016 Subordinated Notes on March 1, 2009 on or prior to March 31, 2009, and (iv) any event of default arising as a result of the occurrence of a default under the Company's Completion Guaranty dated October 5, 2007, arising by reason of a demand for performance by the Company thereunder or a cross default thereunder to the Aliante Financing (the "Specified Events of Default"). The "Forbearance Period" means the period of time commencing on March 2, 2009 and ending on the earlier of April 15, 2009 and the date on which the applicable Forbearance Agreement terminates.

        The Note Forbearance Agreement is subject to termination upon the occurrence of specified events, including (i) the termination of the Credit Forbearance Agreement or acceleration of the maturity of any obligations under the Credit Agreement, (ii) the occurrence of an Event of Default under the Indentures (other than the Specified Events of Default), (iii) the filing of a bankruptcy case by or against the Company or any of its subsidiaries, other than the filing of an involuntary bankruptcy petition against the Company or any of its subsidiaries by the Holders that are party to the Note Forbearance Agreement, (iv) revocation, denial, failure to renew or suspension of any license or permit covering any casino or gaming facility of the Company or any of its subsidiaries, (v) any action by the Company outside the ordinary course of business that gives rise to a change in the classification or treatment of the Company for federal, state or local tax purposes or materially adversely affects the tax attributes of the Company, (vi) commencement of certain

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

legal proceedings which would restrict, restrain or enjoin the trustee under the Indentures or the Holders from enforcing their rights under the Indentures of the Old Notes and (vii) a breach by the Company of the Note Forbearance Agreement. In addition, pursuant to the terms of the Note Forbearance Agreement, the Company agreed to covenants limiting its ability to incur debt, make dividends and investments, transfer assets, redeem equity interests, prepay indebtedness and engage in transactions outside the ordinary course of business during the Forbearance Period.

        Pursuant to the terms of the Credit Forbearance Agreement (i) the Lenders have agreed to grant a limited waiver with respect to the failure of the Company to comply with the financial covenants contained in the Credit Agreement as of December 31, 2008, (ii) the Lenders have agreed to forbear from exercising their default-related rights, remedies, powers and privileges (x) against the Company and the stockholders of the Company through April 15, 2009, and (y) against certain subsidiaries of the Company that guarantied the Company's Credit Agreement through October 10, 2009 (each, a "Subsidiary", and collectively, the "Subsidiaries") and the stockholders of the Company (collectively, the "Stockholders", and together with the Company and the Subsidiaries, the "Credit Parties") with respect to certain potential, future or existing events of default under the Credit Agreement

        Specifically, the Lenders have agreed to forbear, during the Forbearance Period, from exercising remedies against the Subsidiaries with respect to the following potential, future or existing events of default under the Credit Agreement: (i) any failure of the Company and its Subsidiaries to comply with the financial covenants for the periods ending March 31, 2009, June 30, 2009 or September 30, 2009; (ii) any failure to pay regular scheduled interest payments with respect to the Old Notes when and as due; (iii) any failure of the Company to furnish certain periodic reports required pursuant to the indentures; (iv) the filing of a case by the Company or the Stockholders under Chapter 11 of the Bankruptcy Code; and (v) the occurrence of a default under the Company's Completion Guaranty, dated October 5, 2007, arising by reason of a demand for performance by the Company thereunder or a cross default thereunder to the Aliante Financing.

        The Credit Forbearance Agreement will terminate as to the Company and the Stockholders upon commencement of either a voluntary or an involuntary case under Chapter 11 of the Bankruptcy Code by any of the Credit Parties. The bankruptcy of the Company and the Shareholders will not terminate forbearance as to the Subsidiaries. The Credit Forbearance Agreement will terminate as to the Subsidiaries upon the occurrence of one of the following: (i) a default under the Credit Agreement not mentioned in the preceding paragraph; (ii) an interest payment is made on account of the Old Notes; (iii) the Note Forbearance Agreement terminates without the Company and the Shareholders being in a Chapter 11 case; (iv) no cash collateral stipulation is agreed to, or a default occurs under such stipulation; or (v) the occurrence of a material adverse effect as to the Subsidiaries.

        The Credit Forbearance Agreement also implements several amendments to the Credit Agreement, including the following: (i) the interest rate for all loans is being increased by two percent per annum, to LIBOR plus 4.5% or prime plus 3.5% effective on or after the Credit Forbearance Agreement termination date; (ii) a floor of LIBOR plus one percent has been placed under the prime rate interest rate option effective on or after the Credit Forbearance Agreement termination date; (iii) all interest and fees are now payable monthly; (iv) the audit report and opinion for the fiscal year 2008 financial report may contain a "going concern" or similar qualification; and (v) the Credit Agreement will be identified as designated senior indebtedness under the indentures for the Old Subordinated Notes.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

        If the recent adverse conditions in the economy, and the gaming industry in particular, continue, the Company believes that it will continue to be in non-compliance with the financial covenants as defined in the Credit Agreement. There are no assurances that we will obtain sufficient Acceptances of the Plan nor are there any assurances that our lenders will not exercise their remedies with respect to existing events of default once the Note Forbearance Agreement and/or the Credit Forbearance Agreement expire. If the lenders were to exercise their right to accelerate the indebtedness outstanding, there can be no assurances that we would be able to refinance any amounts that may become accelerated under such agreements and such an exercise could significantly restrict our ability to operate. The conditions and events described raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments (except as described below) to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management's plans in regard to these matters are described below. The accompanying consolidated financial statements have classified the outstanding indebtedness related to the Credit Facility and the Old Notes as current due to this uncertainty.

        The Company is in discussions regarding a restructuring with the lenders under its Credit Facility, CMBS Facility and land loan and the holders of its Old Notes; however, the Company can provide no assurance that it will be able to successfully restructure its debt obligations. If the Company is not successful in restructuring its debt obligations, the Company may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has retained the services of outside advisors to assist the Company in instituting and implementing a restructuring transaction.

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

        The Merger resulted in a greater than 50% control of the Company and was a "business combination" for accounting purposes, requiring FCP, Fertitta Partners, FCP VoteCo and their respective owners (the "Investors"), pursuant to Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", to record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result of the Securities and Exchange Commission's rules and guidance regarding "push-down" accounting, the Investors' new accounting basis in our assets and liabilities is reflected in our consolidated financial statements to the extent that the Investors paid cash for the non-voting common stock of the Company as of the consummation of the Merger. Management has deemed it impracticable to determine the individual investors' carryover basis in the shares and has accordingly computed the carryover basis based on the pro rata portion of book value of Station prior to the Merger. The accompanying consolidated statements of operations, stockholders' (deficit) equity and cash flows for 2007 are presented for two periods: January 1, 2007 through November 7, 2007 (the "Predecessor Period") and November 8, 2007 through December 31, 2007 (the "Successor Period"). The Predecessor Period reflects the historical accounting basis in our assets and liabilities, while the Successor Period reflects the push down of the Investors' new basis to our consolidated financial statements.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions for items such as slot club program liability, self-insurance reserves, bad debt reserves, estimated useful lives assigned to our assets, asset impairment, derivative instruments, purchase price allocations made in connection with acquisitions and the calculation of the income tax liabilities, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

  Fair Value of Financial Instruments

        The carrying value of our cash and cash equivalents, restricted cash, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. The estimated fair value of our debt securities that are publicly traded is based on quoted market prices on or about December 31, 2008. For debt with short-term maturities, the fair value approximates the carrying amount.

  Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

        We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. We classify items as maintenance capital to differentiate replacement type capital expenditures such as a new slot machine from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Our depreciation expense is highly dependent on the assumptions we make about our assets' estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Our consolidated financial statements reflect all adjustments required by SFAS 144 as of December 31, 2008 and 2007.

  Capitalization of Interest

        We capitalize interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, we capitalize interest on amounts expended on the project at our weighted average cost of borrowings. Interest capitalized was approximately $27.1 million,

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

$3.1 million, $16.3 million and $29.6 million for the year ended December 31, 2008, the Successor Period, the Predecessor Period and the year ended December 31, 2006, respectively.

  Goodwill and Other Intangible Assets

        In accordance with SFAS 142, "Goodwill and Other Intangible Assets", we test for impairment of goodwill and indefinite-lived intangible assets annually and in certain situations between those annual dates. For the year ended December 31, 2008 and the Predecessor Period, we utilized fair values established with the assistance of a third-party valuation firm to determine possible impairments (See Note 6). For the year ending December 31, 2006, we utilized the Income Approach, which focuses on the income-producing capability of the respective property during the fourth quarter of each fiscal year. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the respective property and converting these after-tax cash flows to present value through discounting. The discounting process uses a rate of return, which accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows is then totaled to arrive at an indication of the fair value of the assets. Under both methods, if the carrying value of the assets exceeds the fair value, then impairment is measured based on the difference between the calculated fair value and the carrying value.

        The customer relationship intangible asset refers to the value associated with our rated casino guests. The initial fair value of the customer relationship intangible asset was based on the projected net cash flows associated with these casino guests. Prior to the annual impairment test for the year ended December 31, 2008, we had utilized the income forecast approach as our basis for amortization of the customer relationships intangible assets. The percentage of annual amortization applied each year utilizing the income forecast approach was based on expected future net cash flows associated with our rated casino guests and an expected attrition rate. We believed this approach better reflected the pattern in which the economic benefits of the intangible asset were consumed. The attrition rate was determined in part quantitatively using historical customer data and qualitatively based on the consistency of our rated casino guests which is predominantly Las Vegas local residents as opposed to out of town customers. Subsequent to our annual impairment testing for the year ended December 31, 2008, these intangible assets are being amortized ratably over their estimated useful lives as the expected pattern of consumption no longer accommodates the income forecast approach. The remaining definite-lived intangible assets are being amortized ratably over their estimated useful lives.

        The customer relationship intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Increased competition within the gaming industry or a downturn in the economy could have an impact on our customer relationship intangible asset. Declines in the customer spending which would impact the expected future cash flows associated with our rated casino guests, declines in the number of visitations which could impact the expected attrition rate of our rated casino guests or an erosion of our operating margins associated with our rated casino guest could cause the carrying value of the customer relationship asset to exceed the fair value. In this event an impairment based on the difference between the calculated fair value and the carrying value would be recognized. See Note 6 for a discussion of impairment charges recorded in the year ended December 31, 2008.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

        Inherent in the reviews of the carrying amounts of the above assets are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

  Native American Development Costs

        We incur certain costs associated with development and management agreements entered into with Native American Tribes (the "Tribe"). In accordance with SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", costs for the acquisition and related development of the land and the casino facilities are capitalized as long-term assets until such time as the assets are transferred to the Tribe at which time a long term receivable is recognized.

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

        On a quarterly basis, we evaluate the Native American Development Costs for impairment in accordance with SFAS 144. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying amount, with fair value typically based on a discounted cash flow model. The consolidated financial statements reflect all adjustments required by SFAS 144 as of December 31, 2008 and 2007.

  Debt Issuance Costs

        Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets, net on our consolidated balance sheets.

  Advertising

        We expense advertising costs the first time the advertising takes place. Advertising expense, which is generally included in selling, general and administrative expenses on the accompanying consolidated

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

statement of operations, was approximately $18.3 million, $3.6 million, $17.7 million and $19.1 million for the year ended December 31, 2008, the Successor Period, the Predecessor Period and the year ended December 31, 2006, respectively.

  Preopening

        Preopening expenses have been expensed as incurred. The construction phase of a project typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. We incurred preopening expenses of approximately $10.2 million, $1.2 million and $5.9 million during the year ended December 31, 2008, the Successor Period and the Predecessor Period, respectively, primarily related to projects under development. During the year ended December 31, 2006, we incurred preopening expenses of approximately $29.5 million, primarily related to the development of Red Rock which opened on April 18, 2006.

  Derivative Instruments

        From time to time we enter into derivative instruments, typically in the form of interest rate swaps, in order to manage interest rate risks associated with our current and future borrowings. As such, we have adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138 and 149, to account for our interest rate swaps. The pronouncements require us to recognize our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of the derivative instrument agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Additionally, the difference between amounts received and paid under such agreements as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement.

        For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion is recorded in the consolidated statement of operations. Derivative instruments that are designated as a fair value hedge and qualify for the "shortcut" method under SFAS 133 as amended by SFAS 138 and 149, allows for an assumption of no ineffectiveness. As such, there is no impact on the consolidated statement of operations from the changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. For those derivative instruments that are not designated as hedges for accounting purposes, the change in fair value is recorded in the consolidated statement of operations in the period of change (See Note 11).

        Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and the impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements.

  Revenues and Promotional Allowances

        We recognize as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Additionally, our Boarding Pass and Amigo Club player rewards programs (the "Programs") allow customers to redeem points earned from their gaming activity at all Station and Fiesta properties for complimentary slot play,

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

food, beverage, rooms, entertainment and merchandise. At the time redeemed, the retail value of complimentaries under the Programs is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Programs is recorded in casino costs and expenses on our consolidated statements of operations. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006
Food and beverage	$84,843	$15,524	$82,591	$82,270
Room	7,548	1,126	5,588	5,794
Other	3,596	816	3,948	3,832

Total	$95,987	$17,466	$92,127	$91,896

        We also record a liability for the estimated cost of the outstanding points under the Programs that we believe will ultimately be redeemed. At December 31, 2008 and 2007, $6.7 million and $7.4 million, respectively, were accrued for the cost of anticipated Program redemptions. The estimated cost of the outstanding points under the Programs is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to convert to rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between food, beverage, rooms, entertainment and merchandise as well as potential breakage.

  Related Party Transactions

        We have entered into various related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station. The expenses related to these related party ground lease transactions were approximately $6.5 million, $0.9 million, $5.3 million and $6.2 million for the year ended December 31, 2008, the Successor Period, the Predecessor Period and the year ended December 31, 2006, respectively.

        Additionally, we have purchased tickets to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the year ended December 31, 2008, we made payments to Zuffa for approximately $0.7 million for ticket purchases to, and closed circuit viewing fees of, Ultimate Fighting Championship events. In the Successor Period, the Predecessor Period and the year ended December 31, 2006, we made payments to Zuffa for approximately $0.1 million, $0.2 million and $0.3 million, respectively, primarily for the purchase of tickets. In addition, in September 2008 Zuffa and a wholly-owned subsidiary of the Company entered into a month-to-month license agreement whereby Zuffa has the rights to a previously unused portion at Palace Station for general office and administrative use. Payments received by the Company related to this license agreement totaled approximately $21,000.

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

  Successor Period

        Equity Awards.    Upon consummation of the Merger, FCP and Fertitta Partners issued Class B Units to an affiliate of Frank J. Fertitta III, Lorenzo J. Fertitta and certain officers of the Company. During the year ended December 31, 2008, Class B units that were previously issued upon consummation of the Merger were transferred to certain officers and management of the Company. Pursuant to SFAS 123R, the unearned share-based compensation related to the Class B Units is amortized to compensation expense over the requisite service period (immediate to five years). The share-based expense for these awards was based on the estimated fair market value of the Class B Units at the date of grant applied to the total number of Class B Units that were anticipated to fully vest and then amortized over the vesting period.

        Also upon consummation of the Merger, FCP and Fertitta Partners issued Class C Units to certain officers and management of the Company. During the year ended December 31, 2008, additional Class C units were issued to certain management of the Company. Pursuant to SFAS 123R, the unearned share-based compensation related to the Class C Units is amortized to compensation expense over the requisite service period (five years). The share-based expense for these awards was based on the estimated fair market value of the Class C Units at the date of grant, applied to the total number of Class C Units that were anticipated to fully vest and then amortized over the vesting period.

  Predecessor Period

        As a result of the consummation of the Merger described above, all outstanding stock options and unvested restricted stock awards vested and $124.9 million in previously unrecognized compensation expense was recognized during the Predecessor Period and is included in merger transaction costs on the consolidated statement of operations.

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

        The recognition of compensation expense related to the issuance of restricted stock did not change with the adoption of SFAS 123R, except for the addition of the estimate of forfeitures, and such compensation expense continued to be expensed in the statements of operations. During the year ended December 31, 2006, income before income tax and net income were reduced by approximately $2.2 million and $1.4 million, respectively reflecting compensation expense related to stock option awards that were previously not recognized in the consolidated financial statements due to our prior application of APB Opinion 25.

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

  Recently Issued Accounting Standards

        In March 2008, the Financial Accounting Standards Board (the "FASB") issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the effect of derivative instruments on the entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS 161 in the first quarter of 2009 and it is not anticipated to materially impact our consolidated financial statements.

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

  Reclassifications

        Certain amounts in the consolidated financial statements for the Successor Period, the Predecessor Period and the year ended December 31, 2006 have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on the previously reported net income (loss).

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

        We valued the assets acquired and liabilities assumed based on an initial third-party business valuation at the date of the Merger. In accordance with the provisions of SFAS 141, to the extent that the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. We believe that the goodwill arose from our dominance in the local Las Vegas

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisition of Station Casinos, Inc. (Continued)

gaming market, the value of the existing workforce and existing management and operating infrastructure. See Note 6 for impairment of our goodwill and intangible assets during the year ended December 31, 2008.

November 7, 2007
(in millions)
Current assets	$120
Property and equipment, net	2,753
Intangible assets	1,014
Goodwill	2,921
Other assets	949
Current liabilities assumed	(151)
Debt assumed	(2,539)
Other long-term liabilities assumed	(850)

$4,217

  Pro Forma Financial Information

        The following unaudited pro forma results of operations assume that the Merger occurred at the beginning of the respective fiscal years. This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Merger had actually occurred on those dates, nor of the results that may be reported in the future. The pro forma financial information for each year presented contains an adjustment of $286.3 million for the immediate vesting of Class B Units.

	For the Year Ended December 31,
	2007	2006
	(amounts in thousands)
Net revenue	$1,446,995	$1,339,024
Operating loss	(32,102)	(191,800)
Interest expense, net	366,995	355,149
Net loss	(539,949)	(382,168)

  Merger Transaction Costs

        During the Predecessor Period, the Company recorded approximately $156.5 million in costs related to the Merger. These costs presented as merger transaction costs on our consolidated statement of operations, include approximately $31.6 million of accounting, investment banking, legal and other costs associated with the Merger and $124.9 million of expense related to the accelerated vesting and buyout of employee stock options and restricted stock awards upon consummation of the Merger.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Receivables

        Components of receivables are as follows (amounts in thousands):

	Successor
	December 31,
	2008	2007
Casino	$13,067	$18,385
Hotel	5,951	7,923
Management fees	5,341	4,721
Income tax	15,614	17,167
Due from unconsolidated joint ventures	3,664	3,122
Other	4,468	4,587

	48,105	55,905
Allowance for doubtful accounts	(5,834)	(7,225)

Receivables, net	$42,271	$48,680

4. Due from/to Unconsolidated Affiliate

        On October 24, 2008 and December 26, 2008, promissory notes for $0.7 million and $4.3 million (collectively, the "GVR Promissory Notes"), respectively were executed between GV Ranch Station, Inc. (the consolidated entity that owns our 50% portion of Green Valley Ranch) and Green Valley Ranch. The GVR Promissory Notes accrue interest at an annual rate of 5.0% and are payable either on demand or on the six-month anniversary of the execution date. The GVR Promissory Notes and related interest receivable are recorded in due from unconsolidated affiliate on our consolidated balance sheet at December 31, 2008.

        On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the "Green Valley Facility"). Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving facility and term loan, as well as fund an equal distribution to the members which was comprised of approximately $185 million in cash distributions to each member and a $100 million loan to each member or a wholly-owned subsidiary of such member, in each case evidenced by a promissory note from each member for total distributions of approximately $570 million. Effective January 1, 2008, Green Valley Ranch distributed to its member, or cancelled, as applicable, the $200 million in notes receivable, and the related accrued interest thereon. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on our consolidated balance sheet at December 31, 2007 was eliminated during the year ended December 31, 2008 with a corresponding reduction in our investments in joint ventures.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment

        Property and equipment consists of the following (amounts in thousands):

		Successor
		December 31,
	Estimated life (years)
		2008	2007
Land	—	$440,923	$519,777
Buildings and improvements	10-45	2,316,836	2,123,501
Furniture, fixtures and equipment	3-7	523,187	498,429
Construction in progress	—	119,678	161,733

		3,400,624	3,303,440
Accumulated depreciation and amortization		(384,455)	(231,079)

Property and equipment, net		$3,016,169	$3,072,361

        As a result of the Merger discussed in Note 1 and pursuant to the provisions of SFAS 141, property and equipment balances reflect the push down of the Investors' new basis on our consolidated financial statements. At December 31, 2008 and 2007, substantially all of our property and equipment is pledged as collateral for our long-term debt.

6. Goodwill and Other Intangible Assets

        As discussed in Note 2, our Merger was completed on November 7, 2007. In connection with the Merger, we recorded significant amounts of intangible assets and goodwill that are included in the tables below.

        Intangible assets as of December 31, 2008 and 2007 consist of the following:

		Successor
		December 31, 2008			December 31, 2007
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Brands	Indefinite	$129,243	$—	$129,243	$214,791	$—	$214,791
License rights	Indefinite	4,490	—	4,490	4,490	—	4,490
Customer relationships	15	40,745	(16,844)	23,901	268,961	(2,473)	266,488
Management contracts	3-20	504,870	(60,286)	444,584	521,464	(7,506)	513,958
Other	1	8,654	(8,654)	—	8,654	(1,274)	7,380

		$688,002	$(85,784)	$602,218	$1,018,360	$(11,253)	$1,007,107

        The intangible asset for customer relationships refers to the value associated with our rated casino guests. We had utilized the income forecast approach as our basis for amortization of the customer relationships intangible assets prior to our annual impairment test for the year ended December 31, 2008 since the cash flow related to these assets was expected to be higher in the earlier years of the relationship and then decline materially over time. Subsequent to our annual impairment testing, these intangible assets are being amortized ratably over their estimated useful lives as the expected pattern of consumption no longer accommodates the income forecast approach. The remaining definite-lived intangible assets are being amortized ratably over their estimated useful lives. The aggregate amortization expense for the year

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Other Intangible Assets (Continued)

ended December 31, 2008 and the Successor Period for those assets that are amortized under the provisions of SFAS 142 was approximately $74.5 million and $11.3 million. There was no such amortization expense related to intangible assets recorded in the other periods presented. Estimated annual amortization expense for intangible assets for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 is anticipated to be approximately $56.5 million, $29.8 million, $8.7 million, $8.7 million and $8.7 million, respectively.

        During our annual impairment testing of intangible assets for the year ended December 31, 2008, we recorded impairment losses of $228.2 million and $85.5 million related to our customer relationships and brands, respectively in write-downs and other charges, net on our consolidated statement of operations. The impairment of our brands and customers relationships is the result of the ongoing recession which has resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to the current market conditions and higher discount rates resulting from turmoil in the credit markets. In addition, we recorded an impairment loss of $16.6 million in write-downs and other charges, net on the consolidated statement of operations related to the management contract intangible asset for the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe, as a result of a decrease in the projected revenue stream from this contract due to the high costs of financing resulting from the turmoil in the credit markets.

        Goodwill primarily represents the excess of total acquisition costs over the fair market value of net assets acquired in the Merger. The changes in goodwill during the year ended December 31, 2008 consist of the following (amounts in thousands):

	Year ended December 31,
	2008	2007
Balance at the beginning of the year	$2,964,938	$154,498
Goodwill resulting from the Merger	(3,462)	2,924,150
Goodwill not retained in Merger	—	(105,667)
Impairment loss	(2,594,992)	(8,043)

Balance at end of the year	$366,484	$2,964,938

        In conjunction with our annual impairment testing for the year ended December 31, 2008, we determined that an impairment of the goodwill recorded in conjunction with the Merger of approximately $2.6 billion existed company-wide. This impairment was recorded in write-downs and other charges, net on our consolidated statements of operations. For the Predecessor Period, we determined that an impairment of goodwill at Wildfire Boulder and Gold Rush totaling approximately $8.0 million existed which was recorded in write-downs and other charges, net. We determined that there was no impairment during the Successor Period or the year ended December 31, 2006.

7. Land Held for Development

        As of December 31, 2008, we had $913.0 million of land held for development that consists primarily of nine sites that are owned or leased, which includes 359 acres in the Las Vegas valley, 172 acres in northern California and 204 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 68 acres located at the intersection of Durango

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Land Held for Development (Continued)

Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land on or before December 28, 2011 for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at December 31, 2008 and 2007.

        Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to proceed with any particular project.

  Impairment Loss

        During the three months ended December 31, 2008, it was determined that a triggering event, as described under SFAS 144, had occurred related to much of our land held for development due to changes in the anticipated use of certain land parcels and the current economic condition of the Company and its ability to secure adequate financing for capital projects going forward. As a result, we compared the estimated future cash flows for certain land parcels, on an undiscounted basis, to the carrying value. In certain instances, the carrying value was higher and as such, we recorded an impairment loss of $148.0 million to write down the book value of the land to the fair market values in accordance with SFAS 144. The fair market values were based on third-party real estate valuations.

8. Investments in Joint Ventures

        We have various investments in 50% owned joint ventures, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions of the joint ventures. As of December 31, 2008, we have received distributions in excess of our equity earnings. The investment balance also includes any fair value

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Investments in Joint Ventures (Continued)

adjustments recorded in conjunction with the Merger described in Note 1 and impairment charges discussed below. Investments in joint ventures consist of the following (amounts in thousands):

	Successor
	December 31,
	2008	2007
Green Valley Ranch (50.0%) (a)	$26,162	$143,599
Aliante Station (50.0%) (b)	—	134,949
Rancho Road (50.0%)	366	49,958
Palms Casino Resort (6.7%)	4,080	25,921
Barley's (50.0%)	10,764	22,482
Wildfire Lanes (50.0%)	1,668	11,832
The Greens (50.0%)	510	3,212

Investments in joint ventures	$43,550	$391,953

        (a)   Effective January 1, 2008, Green Valley Ranch distributed to its Member, or cancelled, as applicable, $200 million in notes receivable and the related accrued interest thereon. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on our consolidated balance sheet at December 31, 2007 was eliminated during the year ended December 31, 2008 with a corresponding reduction in our investment in Green Valley Ranch.

        (b)   As a result of impairment charges recorded in 2008 our investment in Aliante Station at December 31, 2008 resulted in a deficit of approximately $3.6 million which is recorded as a long-term liability on our consolidated balance sheet.

        As a result of the Merger, our investments in joint ventures balance as of December 31, 2007 differed from our ownership equity in these investments by $217.3 million due to the allocation of the purchase price to these investment accounts. Differences between our investments in joint ventures balance and the Company's underlying equity in the joint ventures attributable to land, goodwill and indefinite-lived intangible assets are not amortized. Differences attributable to depreciable assets and definite-lived intangible assets are amortized based on the estimated useful lives of the related assets and recorded in earnings from joint ventures on our consolidated statement of operations. During the year ended December 31, 2008, we recorded approximately $2.8 million of depreciation and amortization related to these assets.

  Impairment Loss

        During the three months ended December 31, 2008, it was determined that a triggering event, as described under SFAS 144, had occurred related to a majority of our investments in joint ventures due to the ongoing recession which has caused us to decrease our estimates for projected cash flows from our investments in joint ventures. As a result, we compared the estimated future cash flows of each of our investments in joint ventures, on an undiscounted basis, to the carrying value. The carrying value for all of our investments in joint ventures, with the exception of Green Valley Ranch, was higher and as such, we recorded an impairment loss of approximately $273.0 million to write down our investments in joint ventures to their fair value in accordance with SFAS 144.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Investments in Joint Ventures (Continued)

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	Successor
	December 31,
	2008	2007
Current assets	$119,417	$103,919
Property and equipment and other assets, net	2,109,933	1,694,345
Current liabilities	152,528	123,478
Long-term debt and other liabilities	1,711,428	1,318,904
Shareholders' equity	365,394	355,882

        Summarized results of operations for the joint ventures are as follows (amounts in thousands):

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006
Net revenues	$520,203	$81,609	$479,017	$499,111
Operating costs and expenses	469,973	69,613	386,920	392,689

Operating income	50,230	11,996	92,097	106,422
Interest and other expense, net	128,298	15,744	66,191	22,931

Net (loss) income	$(78,068)	$(3,748)	$25,906	$83,491

        The operating earnings from these joint ventures are shown as a separate line item on our consolidated statements of operations after operating income. In addition, interest and other expense from these joint ventures are shown as a separate component under other expense on our consolidated statements of operations which also includes our 50% interest in the mark-to-market valuation of the interest rate swaps that are not designated as hedging instruments. The following table identifies the total equity earnings from joint ventures (amounts in thousands):

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006
Operating earnings from joint ventures	$17,020	$5,875	$34,247	$41,854
Interest and other expense from joint ventures	(47,643)	(4,743)	(23,503)	(6,808)

Net earnings from joint ventures	$(30,623)	$1,132	$10,744	$35,046

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Management Fees

        We have entered into a Development Services Agreement and a Management Agreement with the United Auburn Indian Community ("UAIC"). Our seven-year Management Agreement was approved by the National Indian Gaming Commission (the "NIGC") and expires in June 2010. Pursuant to those agreements, and in compliance with a Memorandum of Understanding entered into by the UAIC and Placer County, California, we developed, with the UAIC, Thunder Valley, a gaming and entertainment facility on approximately 49 acres located approximately seven miles north of Interstate 80 on Highway 65, in Placer County, California, near Sacramento, which opened on June 9, 2003.

        We manage Thunder Valley on behalf of the UAIC and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens, and Wildfire Lanes. Our management fees are included in net revenues on our consolidated statements of operations.

10.   Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	Successor
	December 31,
	2008	2007
Accrued payroll and related	$55,673	$41,634
Accrued gaming and related	30,612	33,945
Other accrued expenses and current liabilities	29,742	32,749

Total accrued expenses and other current liabilities	$116,027	$108,328

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt

        Long-term debt consists of the following (amounts in thousands):

	Successor
	December 31,
	2008	2007
CMBS mortgage loan and related mezzanine financings, due November 12, 2009, interest at a margin above LIBOR (6.0% and 7.8% at December 31, 2008 and 2007, respectively)	$2,475,000	$2,475,000
Land Loan, $250 million limit at December 31, 2008, due February 7, 2011, interest at a margin above LIBOR or Alternate Base Rate (7.6% at December 31, 2008)	250,000	—
Revolver, $650 million limit at December 31, 2008, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (3.9% and 8.2% at December 31, 2008 and 2007, respectively)	628,237	293,100
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (3.8% and 8.0% at December 31, 2008 and 2007, respectively)	247,500	250,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2009, net of unamortized discount of $20.1 million and $25.4 million at December 31, 2008 and 2007, respectively	429,914	424,608
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011, net of unamortized discount of $7.8 million and $8.5 million at December 31, 2008 and 2007, respectively	392,164	391,455
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009, net of unamortized discount of $47.9 million and $54.9 million at December 31, 2008 and 2007, respectively	402,051	395,093
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized discount of $84.9 million and $92.8 million at December 31, 2008 and 2007, respectively	615,105	607,214
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $45.1 million and $48.1 million at December 31, 2008 and 2007, respectively	254,942	251,937
Other long-term debt, weighted-average interest of 7.8% and 8.0% at December 31, 2008 and 2007, respectively, maturity dates ranging from 2009 to 2020	87,240	82,742

Total long-term debt	5,782,153	5,171,149
Current portion of long-term debt	(2,977,364)	(2,610)

Total long-term debt, net	$2,804,789	$5,168,539

        In connection with the Plan discussed in Note 1, there are no assurances that we will obtain sufficient Acceptances of the Plan nor are there any assurances that our lenders will not exercise their remedies with respect to existing events of default once the Note Forbearance Agreement and/or the Credit Forbearance

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt (Continued)

Agreement expire. If the lenders were to exercise their right to accelerate the indebtedness outstanding, there can be no assurances that we would be able to refinance any amounts that may become accelerated under such agreements and such an exercise could significantly restrict our ability to operate. The accompanying consolidated financial statements have classified the outstanding indebtedness related to the Credit Facility and the Notes as current at December 31, 2008 due to this uncertainty.

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

        The CMBS Loans are collateralized by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2009, subject to three one-year extensions as defined in the CMBS Loans. Interest on the CMBS Loans is equal to one-month LIBOR plus 2.3% per annum. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with SFAS 141, "Accounting for Derivative Instruments and Hedging Activities", is marked to market at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower pays a fixed rate of approximately 5.3% and receives one-month LIBOR, terminating in November 2012 (see "Derivative Instruments" below).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of December 31, 2008, our lease coverage ratio was 1.16 to 1.00. In addition, certain lenders under the CMBS facility have indicated that they disagree with our calculation of the lease coverage ratio, including calculations for periods prior to the quarter ended December 31, 2008. If we are not in compliance with the lease coverage ratio as of March 31, 2009, or if it is determined that we were not in compliance for the quarter ended September 30, 2008, the CMBS Borrower will be prohibited from distributing approximately $20 million to $25 million per quarter, based on recent LIBOR rates, to the Company until such time as we are in compliance with

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt (Continued)

the lease coverage ratio. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined.

  Land Loan

        On February 7, 2008, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 3.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 2.5% per annum, at the borrower's request. The borrower is required to hedge the interest rate such that it will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower pays a fixed rate of 3.0% and 3.7%, respectively, and receives one-month LIBOR. Both interest rate swap agreements terminate in February 2011 (see "Derivative Instruments" below).

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

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of December 31, 2008, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 2.50%. As of December 31, 2008, the maximum margin for Eurodollar Rate borrowings was 2.50% and the maximum margin for Alternate Base Rate borrowings was 1.50%. As of December 31, 2008, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 1.75 to 1.00 on December 31, 2008, which increases to 2.00 to 1.00 on March 31, 2009 through December 31, 2009, to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011 and each quarter thereafter. As of December 31, 2008, the interest coverage ratio was 1.72 to 1.00. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio can be no more than

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt (Continued)

7.75 to 1.00 on December 31, 2008, which reduces to 7.50 to 1.00 on March 31, 2009, to 7.25 to 1.00 on June 30, 2009, to 7.00 to 1.00 on September 30, 2009, to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.5 to 1.00 on June 30, 2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011 and each quarter thereafter. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.00 to 1.00 on December 31, 2008, and each quarter thereafter. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business. As of December 31, 2008, our total debt to Adjusted EBITDA and total senior secured debt to Adjusted EBITDA was 9.53 to 1.00 and 2.90 to 1.00, respectively.

        As of December 31, 2008, we were not in compliance with the financial covenants in the Credit Agreement as noted above. On March 2, 2008, we entered into a forbearance agreement with our lenders under the Credit Agreement in which the Lenders have agreed to grant a limited waiver with respect to the failure of the Company to comply with the financial covenants contained in the Credit Agreement as of December 31, 2008. See Note 21, Subsequent Events, for a further discussion of this forbearance agreement.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. At December 31, 2008, our Consolidated Coverage Ratio (as defined in the Indentures) was 1.29 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolver not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

        On February 3, 2009, we announced that we elected not to make a scheduled $14.6 million interest payment that was due on February 1, 2009 to holders of the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"). On February 17, 2009, we announced that we elected not to make a scheduled $15.5 million interest payment that was due on February 15, 2009, to holders of the Company's $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"). On March 3, 2009, we announced that we elected not to make a scheduled $24.1 million interest payment that was due on March 1, 2009 to holders of the Company's $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"). On March 16, 2009, we announced that we elected not to make a scheduled $9.9 million interest payment that was due on March 15, 2009, to holders of the Company's $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes"). The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes and 2018 Subordinated Notes have ended or will end on March 3, March 17, March 31 and April 14, 2009, respectively. On March 2, 2009, we

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt (Continued)

entered into forbearance agreements with the holders of our Notes to waive certain events of default specified therein the Forbearance Period from the exercise of remedies with respect to existing events at default including our failure to make scheduled interest payments as noted above. See Note 21, Subsequent Events, for a further discussion of these forbearance agreements.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. In conjunction with the sale, we recorded an impairment loss of approximately $8.6 million in the Predecessor Period which is included on our consolidated statement of operations. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under SFAS 98, "Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of Lease Term; Initial Direct Costs of Direct Financing Leases". Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our consolidated balance sheets and is depreciated according to our policy. During the year ended December 31, 2008, the Successor Period and the Predecessor Period, we recorded approximately $5.3 million, $0.8 million and $0.1 million, respectively, of interest expense related to this lease. Future minimum lease payments related to this lease for the next five years are approximately $5.3 million, $5.4 million, $5.5 million, $5.5 million and $5.6 million for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

  Revolving Facility

        In conjunction with the Merger on November 7, 2007, we terminated our previous $2.0 billion revolving credit facility (the "Revolving Facility") due December 2010. As a result, we recorded a loss on early retirement of debt of approximately $8.1 million during the Successor Period to reflect the write off of the unamortized loan costs. In addition, we terminated two interest rate swaps with a combined notional amount of $500 million, which were due to terminate in December 2010 and tied directly to the Revolving Facility. These interest rate swaps were terminated at market value, and as a result, we paid approximately $12.2 million which is included in loss on early retirement of debt in the Successor Period.

        The estimated fair value of our long-term debt at December 31, 2008 was approximately $3.9 billion, compared to the book value of approximately $5.8 billion. At December 31, 2007, the estimated fair value of our long-term debt was approximately $5.0 billion, compared to the book value of $5.2 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, for our debt securities that are publicly traded. For the Revolver, Term Loan, CMBS Loans and Land Loan, the fair value approximates the carrying amount of the debt due to short-term maturities of the individual components of the debt.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt (Continued)

        Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years ending December 31,
2009	$2,977,364
2010	5,672
2011	250,357
2012	2,475,382
2013	648
Thereafter	72,730

Total	$5,782,153

  Derivative Instruments

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of December 31, 2008, we had two floating-to-fixed rate interest rate swaps with a combined notional amount of $250 million terminating in February 2011, which qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value reported as a component of other comprehensive income (loss). These cash flow hedges effectively convert a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. As of December 31, 2008, we paid a weighted-average fixed rate of 3.1% and received one-month LIBOR which approximated 1.9%.

        In addition, we have two floating-to-fixed rate interest rate swaps, one with a notional amount of $1.36 billion terminating in November 2012 and one with a notional amount of $250 million terminating in January 2011, each effectively converting a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. These interest rate swaps are not designated as hedging instruments and as a result, gains or losses resulting from the change in fair value of these swaps are recognized in earnings in the period of the change. As of December 31, 2008, we paid a weighted-average fixed rate of 4.9% and received one-month LIBOR which approximated 1.1%. For the year ended December 31, 2008 and the Successor Period, we recorded losses of $23.1 million and $30.7 million, respectively, on the consolidated statements of operations related to the change in fair value of interest rate swaps and interest rate caps related to the CMBS Loans.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense of approximately $35.1 million and $1.1 million for the year ended December 31, 2008 and the Successor Period, respectively. Prior to the Merger, we had interest rate swaps with a combined notional amount of $550.0 million. For the Predecessor Period and the year ended December 31, 2006, the net effect of these interest rate swaps resulted in a reduction of interest expense of approximately $0.7 million and $0.2 million, respectively.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies

  Leases

  Boulder Station Lease

        We entered into a ground lease for 27 acres of land on which Boulder Station is located. We lease this land from KB Enterprises, a company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the "Related Lessor"), the parents of Frank J. Fertitta III, Chairman, Chief Executive Officer and President of Station and Lorenzo J. Fertitta, Vice Chairman of Station. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through May 2018. In June 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. In June 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in June 2013, to purchase the land at fair market value. Our leasehold interest in the property is subject to a lien to secure borrowings under the CMBS Loan Documents.

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

  Wild Wild West Lease

        We amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located in December 2008. Under the amended agreement, we have an option to purchase the land on or before December 28, 2011 for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at December 31, 2008 and 2007. Additionally, the annual lease expense was increased from $1.6 million for the year ended December 31, 2008 to $2.1 million and $2.4 million for the years ended December 31, 2009 and 2010, respectively. In July 2013, and every three years thereafter, the rent will be adjusted by changes in the consumer price index, not to exceed 12% and shall at no time be decreased.

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

  Operating Leases

        We lease several parcels of land, buildings and equipment used in our operations. Leases on various parcels ranging from 2.5 acres to 47 acres have terms expiring between September 2009 and August 2103. Future minimum lease payments required under these operating leases and other non-cancelable operating leases are as follows (amounts in thousands):

Years ending December 31,
2009	$10,835
2010	11,104
2011	10,548
2012	9,666
2013	9,372
Thereafter	443,935

Total	$495,460

        Rent expense totaled approximately $9.9 million, $1.2 million, $8.5 million and $12.4 million for the year ended December 31, 2008, the Successor Period, the Predecessor Period and the year ended December 31, 2006, respectively.

  Las Vegas Development

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of December 31, 2008, we have contributed an additional $38.9 million to fund the acquisition of additional property as well as design and development costs.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the year ended December 31, 2008. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of December 31, 2008, we have advanced approximately $138.1 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of December 31, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        On April 18, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint seeks judicial review of the Determination. On September 10, 2008, the U.S. Attorney representing the DOI exercised her right to have the case reassigned from a magistrate to an Article III judge, and the FIGR subsequently intervened in the lawsuit. On November 17, 2008, the federal defendants and the FIGR filed their

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

respective motions to dismiss the compliant for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The Company believes that the allegations contained in the Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On February 27, 2009, a Notice of Availability of a Final Environmental Impact Statement was filed in the Federal Register initiating a thirty-day waiting period for the Record of Decision on the proposed project.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2008, approximately $2.0 million of these payments had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of December 31, 2008, we have advanced approximately $42.8 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        The proposed project will be located on approximately 147 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include slot machines, table games and various dining options. Construction of the project includes the conversion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the Management Agreement by the NIGC.

        On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of Gun Lake. On June 13, 2005, Michigan Gambling Opposition (the "MGO Plaintiffs") filed a complaint (the "MGO Complaint") in the United States District Court, District of Columbia (the "District Court"), seeking declaratory and injunctive relief against the DOI and officials of the DOI. The MGO Complaint seeks judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

lawsuit. On September 1, 2005, the District Court granted Gun Lake's motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 147-acre site into trust on January 5, 2007, if the MGO Plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties' motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date.

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

        On May 13, 2008, the MGO Plaintiffs filed a petition for rehearing en banc with the Court of Appeals. On July 25, 2008, the Court of Appeals denied the MGO Plaintiffs' petition for rehearing en banc. On July 29, 2008, the MGO Plaintiffs filed an emergency motion for stay of mandate pending petition for certiorari. On August 1, 2008, the DOI and Gun Lake filed their responses to the emergency motion for stay of mandate. On August 15, 2008, the Court of Appeals granted the emergency motion for stay of mandate. On October 23, 2008, the MGO Plaintiffs filed a petition for certiorari seeking review of the Court of Appeals' decision by the United States Supreme Court. On January 21, 2009, the United States Supreme Court denied the petition for certiorari and on January 27, 2009, the appellate court issued a mandate that dissolved the stay. On January 30, 2009, the DOI accepted approximately 147 acres of real property into trust in Allegan County, Michigan, for the benefit of Gun Lake.

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the Determination. On October 7, 2008, the DOI filed a motion to dismiss. On October 17, 2008, plaintiff filed a motion to stop the DOI from taking land into trust for Gun Lake, which was denied by the District Court on January 26, 2009. The District Court filed an order that gave the plaintiff twenty-one days to submit a memorandum addressing whether the District Court still has jurisdiction in this case in light of the DOI accepting the land in trust for the benefit of Gun Lake. Gun Lake's response will, if any, be due fourteen days thereafter. The Company believes that the allegations contained in the Patchak Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact is subject to approval by the Michigan Legislature and, if approved, will regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. On August 8, 2007, the Michigan House of Representatives ratified the compact. On February 11, 2009, the Michigan Senate passed a resolution approving the compact. On February 19, 2009, the Michigan House of Representatives passed a similar resolution approving the Compact and the Compact has been submitted to the Secretary of Interior for his approval. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. As of December 31, 2008, we have advanced approximately $11.0 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of December 31, 2008, $50,000 of these payments had been made and were expensed as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On October 26, 2007, the NIGC issued a Finding Of No Significant Impact with respect to the proposed project. The NIGC also approved MITCR's tribal-gaming ordinance authorizing gaming on the proposed project site. On January 17, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint seeks judicial review of the Determination and the NIGC's

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. The Company believes that the allegations contained in the Amended Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. As of December 31, 2008, we have advanced approximately $14.5 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of December 31, 2008, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

        On April 28, 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact. The compact is subject to approval by the California Legislature and, if approved, will regulate gaming at the Mono's proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the California Legislature will approve the compact. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when, or if, these approvals will be obtained.

13. Stockholders' Equity

  Successor Period

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At December 31, 2008, there were 41.7 shares of voting common stock issued and outstanding. Each holder of

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity (Continued)

issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Certain actions defined as Major Actions in the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, require the approval of Thomas J. Barrack, Jr. and at least one of Frank J. Fertitta III or Lorenzo J. Fertitta. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At December 31, 2008, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

  Other Comprehensive Income

        SFAS 130, "Reporting Comprehensive Income", requires companies to disclose other comprehensive income and the components of such income. Comprehensive income is the total of net income and all other non stockholder changes in equity. We have recorded the mark-to-market valuation of our interest rate swaps designated as hedging instruments and our 50% interest in the mark-to-market valuation of the interest rate swaps designated as hedging instruments at Green Valley Ranch and Aliante Station, as well as the unrealized (loss) gain on available-for-sale securities and the amortization of the unrecognized pension and postretirement benefit plan liabilities as other comprehensive (loss) income. Comprehensive (loss) income was computed as follows (amounts in thousands):

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006
Net (loss) income	$(3,268,500)	$(337,900)	$(57,656)	$110,212
Mark-to-market valuation of interest rate swaps, net of tax	(1,937)	1,314	(7,179)	(636)
Unrealized (loss) gain on available-for-sale securities, net of tax	(695)	(119)	607	—
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	6,323	3,665	513	—

Comprehensive (loss) income	$(3,264,809)	$(333,040)	$(63,715)	$109,576

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss are as follows (amounts in thousands):

	Successor
	December 31,
	2008	2007
Mark-to-market valuation of interest rate swaps, net of tax	$(8,414)	$(6,477)
Unrealized (loss) gain on available-for-sale securities, net of tax	(207)	488
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	331	(5,992)

Accumulated other comprehensive loss	$(8,290)	$(11,981)

        A portion of the mark-to-market valuation of interest rate swaps, net of tax included in accumulated other comprehensive loss at December 31, 2008 relates to our 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch and Aliante Station that have been de-designated as cash flow hedges during the year ended December 31, 2008. As a result, we expect $4.4 million of deferred net loss related to these interest rate swaps, included in accumulated other comprehensive loss at December 31, 2008 to be accreted as an increase in interest expense from joint ventures on our consolidated statement of operations during the remaining terms of the interest rate swaps.

14. Write-downs and other charges, net

        Write-downs and other charges, net includes various pretax charges to record gain (loss) on asset disposals, asset impairments, project write-offs and other non-routine transactions. The components of write-downs and other charges, net were as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006
Impairment of goodwill and other intangible assets (Note 6)	$2,922,318	$—	$16,631	$—
Impairment of land held for development (Note 7)	147,968	—	—	—
Impairment of investments in joint ventures (Note 8)	272,961	—	—	—
Write-off of abandoned projects	44,576	—	—	—
Loss (gain) on disposal of assets, net	4,546	754	(1,586)	1,736
Write-off of cancelled debt offering fees	3,706	—	—	—

Write-downs and other charges, net	$3,396,075	$754	$15,045	$1,736

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Write-downs and other charges, net (Continued)

  Write-off of Abandoned Projects

        During the year ended December 31, 2008, we decided to abandon several projects at our properties that were in the developmental stage due to the current economic conditions. In conjunction with these decisions, the costs incurred to date on such projects were expensed during the year ended December 31, 2008. In addition, we had various options to purchase land in northern Nevada that we allowed to lapse. The costs of these options, which were previously included in other assets, net were expensed during the year ended December 31, 2008.

  Write-off of Cancelled Debt Offering Fees

        The write-off of cancelled debt offering fees includes costs incurred to launch a private exchange offer in November 2008 that was subsequently terminated in December 2008.

15. Share-Based Compensation

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

        Upon the consummation of the Merger, certain members of management were awarded indirect ownership of Class B Units and direct ownership of Class C Units in each of FCP and Fertitta Partners. During the year ended December 31, 2008, Class B Units that were previously issued upon consummation of the Merger were transferred to certain officers and management of the Company. During the year ended December 31, 2008, additional Class C Units were issued to certain management of the Company. The Class C Units include certain call and put provisions as defined in the Operating Agreements, such that under certain circumstances, within ninety days after termination, in certain cases, of the Class C Unit holder's employment with Station, FCP and Fertitta Partners can call the Class C Units and the employee that holds the Class C Units can put the Class C Units back to FCP and Fertitta Partners. The conditions that could result in the employee putting the Class C Units back to FCP and Fertitta Partners are either contingent or within the control of the issuer.

        At December 31, 2008, we had unearned share-based compensation of approximately $57.1 million associated with Class B Units and Class C Units which is expected to be recognized over a period of approximately 4.7 years. During the year ended December 31, 2008, 0.7 million Class B Units were granted with a weighted average grant date fair value of $17.65, which vest equally over five years. During the Successor Period, 6.9 million Class B Units were granted with a weighted-average grant-date fair value of $44.92, of which 6.4 million units vested immediately and the remaining units vest equally over five years. In addition, 0.3 million and 1.4 million Class C Units were granted during the year ended December 31, 2008 and the Successor Period with a weighted average grant-date fair value of $12.43 and $28.54, respectively. The Class C Units vest equally over five years.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Share-Based Compensation (Continued)

        The Company determined the fair value associated with these units based on a third-party valuation taking into account the estimated enterprise value of the Company, expected term of the units (5.5 years and 6.0 years for the years ended December 31, 2008 and 2007, respectively), expected volatility based on expected volatility of equity instruments of comparable companies (22% and 30% for the years ended December 31, 2008 and 2007 respectively) and a risk free rate of 3.33% and 4.01% for the years ended December 31, 2008 and 2007, respectively. The estimated fair value of the units will be recognized in expense on a straight-line basis over the requisite service periods of the awards.

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

        Summarized information for the 2005 Plan and Prior Plans, collectively, is as follows:

	Options	Weighted average exercise price	Restricted Shares	Weighted average grant date fair value	Total
Outstanding at December 31, 2006	2,187,107	$12.07	3,027,354	$52.12	5,214,461
Granted	—	—	—	—	—
Exercised/Lapsed	(46,050)	$12.17	(419,223)	$46.67	(465,273)
Canceled	(400)	$16.81	(400)	$64.67	(800)
Accelerated vest	(2,140,657)	$12.06	(2,607,731)	$52.99	(4,748,388)

Outstanding at November 7, 2007	—	$—	—	$—	—

Exercisable at November 7, 2007	—	$—	—	$—	—

Available for grant at November 7, 2007					—

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Share-Based Compensation (Continued)

        As of December 31, 2006, 2,069,407 of the options were vested and exercisable with a weighted average exercise price of $11.81 and 1,108,632 were available for grant.

  Stock Options

        No stock options have been issued since 2003 resulting in no assumptions for dividend yield, expected volatility, risk-free interest rate or expected term of option for the years ended December 31, 2007 or 2006.

        The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. Total intrinsic value of stock options exercised was $3.3 million and $6.9 million for the Predecessor Period and the year ended December 31, 2006, respectively.

        Net cash proceeds from the exercise of stock options were $0.6 million and $1.6 million for the Predecessor Period and the year ended December 31, 2006, respectively. The actual income tax benefit realized from stock option exercises was $0 and $3.1 million for the same periods, respectively.

  Restricted Stock

        During the year ended December 31, 2006 we granted 1,374,100 of restricted stock awards at a weighted-average grant date fair value of $68.21 for the same periods. There were no restricted stock grants in 2007. The total fair value of restricted shares that vested for the Predecessor Period and the year ended December 31, 2006 was $35.7 million and $32.4 million, respectively. In addition, the fair value of restricted shares that vested due to the Merger on November 7, 2007 was $234.7 million for the Predecessor Period.

        The following table represents where recorded share-based compensation expense was classified in the accompanying consolidated statements of operations (amounts in thousands):

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006
Casino expense	$312	$—	$311	$359
Food & beverage expense	—	—	—	44
Room expense	—	—	—	12
Selling, general & administrative	2,299	542	2,236	2,567
Corporate	8,025	287,145	13,384	18,163
Merger transaction costs	—	—	124,850	—
Development	1,357	443	1,842	2,327
Preopening	2,094	—	492	223
Earnings from joint ventures	62	—	—	—

Total share-based compensation	14,149	288,130	143,115	23,695
Tax benefit	(4,952)	(100,846)	(50,090)	(8,293)

Total share-based compensation, net of tax	$9,197	$187,284	$93,025	$15,402

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Executive Compensation Plans

        We have employment agreements with certain of our executive officers. These contracts provide for, among other things, an annual base salary, supplemental long-term disability and supplemental life insurance benefits in excess of our normal coverage for employees. In addition, we have adopted a Supplemental Executive Retirement Plan for our Chief Executive Officer and a Supplemental Management Retirement Plan for certain key executives as selected by our Board of Directors. Other executive plans include a Deferred Compensation Plan and a Long-Term Stay-On Performance Incentive Plan.

17. Fair Value Measurements

        The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands, unaudited):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Assets
Company-owned life insurance—deferred compensation	$—	$17,585	$—	$17,585
Deferred compensation assets	6,476	—	—	6,476
Interest rate caps	—	163	—	163
Available-for-sale securities	206	—	—	206

Total assets	$6,682	$17,748	$—	$24,430

Liabilities
Interest rate swaps	$—	$99,271	$—	$99,271
Deferred compensation liabilities	20,006	—	—	20,006

Total liabilities	$20,006	$99,271	$—	$119,277

        The fair values of Company-owned life insurance deferred compensation-assets are based on quotes for like instruments with similar credit ratings and terms. The fair values of available-for-sale securities and deferred compensation assets and liabilities are based on quoted prices in active markets. The fair values of interest rate swaps and interest rate caps are based on quoted market prices from various banks for similar instruments. These quoted market prices are based on relevant factors such as the contractual terms of our interest rate swap agreements and interest rate curves and are adjusted for the non-performance risk of either us or our counterparties, as applicable.

18. Retirement Plans

        Effective as of November 30, 1994, we adopted the Supplemental Executive Retirement Plan (the "SERP"), which is an unfunded defined benefit plan for the Chief Executive Officer and President as sole participants. On January 21, 2005, Station amended the SERP (the "First SERP Amendment"). The purpose of the First SERP Amendment was to (i) increase the Early Retirement Date (as defined in the

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Retirement Plans (Continued)

SERP) for participants from age 45 to age 50, (ii) increase the Normal Retirement Date (as defined in the SERP) for the participants from age 55 to age 60, (iii) add the President of the Company as a participant, and (iv) include the average annual bonus (in addition to base salary) earned by participants for the three most recent fiscal years in determining Final Annual Compensation (as defined in the SERP). On November 7, 2007, Station further amended the SERP for the purpose of updating the "Change of Control" definition and confirming that the Merger would not constitute a "Change of Control" for purposes of the plan. On April 17, 2008, the Company executed the third amendment of the SERP to increase the Early Retirement Date (as defined in the SERP) for participants from age 50 to age 60 and increase the Normal Retirement Date (as defined in the SERP) for participants from age 60 to age 65.

        Effective as of November 30, 1994, we adopted the Supplemental Management Retirement Plan (the "SMRP"), which is an unfunded defined benefit plan. Certain key executives (other than the Chief Executive Officer and President) as selected by the Board of Directors are able to participate in the SMRP. On November 7, 2007, Station amended the SMRP for the purpose of updating the "Change of Control" definition under the plan and confirming that the Merger would not constitute a "Change of Control" for purposes of the plan. On April 17, 2008, the Company executed the second amendment of the SMRP to increase the Early Retirement Date (as defined in the SMRP) for participants from age 55 to age 60 and increase the Normal Retirement Date (as defined in the SMRP) for participants from age 60 to age 65.

        A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of the plan assets and the funded status is as follows (in thousands):

	Successor
	December 31,
	2008	2007
Change in pension benefit obligation:
Benefit obligation at beginning of year	$28,580	$30,390
Service cost	1,850	2,050
Interest cost	1,253	1,865
Plan amendments	(6,556)	—
Net actuarial gain	(73)	(3,153)
Benefits paid	(293)	(223)
Curtailment	(4,602)	(2,349)

Benefit obligation at end of year	$20,159	$28,580

Change in plan assets:
Contribution by Station	$293	$223
Benefits paid	(293)	(223)

Fair value of plan assets at end of year	$—	$—

Funded status of the plan (underfunded)	$(20,159)	$(28,580)
Unrecognized net actuarial loss	—	—
Unrecognized actuarial loss	—	—

Net amount recognized	$(20,159)	$(28,580)

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Retirement Plans (Continued)

	Successor
	December 31,
	2008	2007
Amounts recognized in the consolidated balance sheet consist of:
Current liabilities	$(293)	$(293)
Accrued pension costs	(20,376)	(19,069)
Accumulated other comprehensive income (loss)	510	(9,218)

Net amount recognized	$(20,159)	$(28,580)

Weighted average assumptions:
Discount rate	5.50%	5.75%
Salary rate increase	5.00%	5.00%

        The components of the net periodic pension benefit cost consist of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006
Service cost	$1,850	$303	$1,747	$2,070
Interest cost	1,253	276	1,589	1,680
Amortization of prior service (credit) cost	(70)	46	265	312
Amortization actuarial losses	92	94	541	746

Net periodic pension cost	3,125	719	4,142	4,808
Curtailment charge	(1,525)	(20)	—	—

Total pension cost	$1,600	$699	$4,142	$4,808

        We expect benefits of approximately $0.3 million to be paid in each of the next five years and approximately $1.5 million to be paid in aggregate for the five years thereafter. These estimates are based on assumptions about future events and as such, actual payments may vary significantly from these estimates.

  401(k) Plan

        We have a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50% of the first 4% of each participating employee's compensation. In December 2008, we announced that we had elected to suspend the employer contribution, effective January 1, 2009. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. Our matching contribution was approximately $3.7 million, $0.4 million, $3.2 million and $2.8 million for the year ended December 31, 2008, the Successor Period, the Predecessor Period and the year ended December 31, 2006, respectively.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Income Taxes

        We file a consolidated federal income tax return. For financial reporting purposes, we recorded income tax benefit of $381.3 million, $26.7 million and $15.3 million for the year ended December 31, 2008, the Successor Period and Predecessor Period, respectively, and a provision for income taxes of $69.2 million for the year ended December 31, 2006.

        The (benefit) provision for income taxes attributable to net (loss) income consists of the following (amounts in thousands):

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006
Current	$(585)	$(8,768)	$(8,399)	$30,753
Deferred	(380,760)	(17,968)	(6,936)	38,487

Total income taxes	$(381,345)	$(26,736)	$(15,335)	$69,240

        The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year Ended December 31, 2006
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Valuation adjustment	(0.9)	—	—	—
Lobbying and political	—	—	(0.3)	0.3
Goodwill impairment	(23.5)	—	—	—
FIN 48 adjustment	(0.1)	—	—	—
Credits earned, net	—	—	1.2	(0.5)
Nondeductible officers compensation	—	—	1.8	3.4
Nondeductible transaction costs	—	—	(10.8)	—
Vesting of Class B and Class C Units	(0.2)	(27.7)	—	—
Golden parachute	—	—	(5.3)	—
Other, net	0.1	—	(0.6)	0.4

Effective tax rate	10.4%	7.3%	21.0%	38.6%

        We recorded $2.0 million, $23.3 million, $0, and $3.1 million as an increase to contributed capital for certain tax benefits from employee share-based compensation for the year ended December 31, 2008, the Successor Period, the Predecessor Period and the year ended December 31, 2006, respectively. As part of the purchase accounting adjustment, $76.2 million of tax benefits from employee share-based compensation were recorded as a deferred tax asset related to net operating losses.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Income Taxes (Continued)

        The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	Successor
	December 31,
	2008	2007
Deferred tax assets:
Accrued vacation, bonuses and group insurance	$6,066	$5,818
Preopening and other costs, net of amortization	10,629	1,387
Accrued benefits	7,339	21,075
Comprehensive income adjustments	112	18,025
Net operating loss carryover	187,604	109,746
Financing arrangements	73,558	15,458
FICA credits	8,304	5,513
Minimum tax credit carryover	26,798	26,795
Other deferred tax assets	9,060	8,040
Valuation allowance	(32,277)	—

Total deferred tax assets	$297,193	$211,857

Deferred tax liabilities:
Prepaid expenses and other	$(18,358)	$(17,699)
Temporary differences related to property and equipment	(421,024)	(529,903)
Goodwill	—	(9,104)
Long term debt (fair market value adjustment)	(73,152)	(81,536)
Intangibles	(185,113)	(367,253)

Total deferred tax liabilities	$(697,647)	$(1,005,495)

Net	$(400,454)	$(793,638)

        At December 31, 2008, the Company had an Alternative Minimum Tax ("AMT") credit carryover of approximately $26.8 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent that they do not exceed computed AMT calculations. The Company expects to utilize all of its AMT credits.

        At December 31, 2008, the Company had a general business credit ("GBC") carryover for U.S. federal income tax purposes of approximately $8.3 million. The GBC carryover expires in 2026, 2027 and 2028. SFAS 109 requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise a valuation allowance is applied. Based on the future reversal of existing temporary differences, the Company believes it will be unable to utilize the GBC carryover on a more likely than not basis and has recorded a full valuation allowance for this credit in the current year.

        As of December 31, 2008, the Company has a tax net operating loss carryover of approximately $536.0 million that expires in 2027 and 2028. Management believes that the realization of a portion of this deferred tax asset is more likely than not based on the future reversal of existing temporary differences. At December 31, 2008, a valuation allowance was established against the portion of net operating loss that is more likely than not unrealizable. We did not record a valuation allowance at December 31, 2007 relating to recorded tax benefits because all benefits were more likely than not to be realized. At December 31,

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Income Taxes (Continued)

2008, the Company has an income tax receivable of $15.6 million as a result of net operating loss carryback to the year 2006.

        Station or our subsidiaries file income tax returns as prescribed by the laws of the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examination for years before 2005.

        Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were approximately $0.3 million at January 1, 2007 and $0.6 million at December 31, 2007. As of December 31, 2008, this amount increased to $3.6 million. The liability for unrecognized tax benefits was $3.3 million for the year ended December 31, 2007 and $8.9 million for the year ended December 31, 2008.

        We recognize accrued interest and penalties related to our unrecognized tax benefits in income tax expense. As of January 1, 2007, we had $0.2 million accrued for the payment of interest. Our liability for the payment of interest on our unrecognized tax benefits increased to $0.4 million as of December 31, 2007 and to $1.4 million as of December 31, 2008. We do not anticipate any penalty assessments associated with our FIN 48 liability. In the next twelve months, the Company does not expect the liability for the unrecognized benefits to change significantly.

        A summary of the changes in the gross amount of unrecognized tax benefit is shown below (in millions):

	Successor
	December 31,
	2008	2007
Balance at the beginning of the year	$3.3	$3.0
Additions based on tax positions related to the prior year	6.8	0.5
Reductions based on tax positions related to prior years	(0.3)	(0.1)
Additions based on tax positions related to the current year	0.2	—
Statute expirations	(1.1)	(0.1)

Balance at the end of the year	$8.9	$3.3

20. Legal Matters

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

  S. Blake Murchison v. Station Casinos, Inc. et al.

        On February 12, 2009, a lawsuit was filed in the United States District Court, District of Nevada titled S. Blake Murchison v. Station Casinos, Inc. et al. The lawsuit, brought on behalf of an individual noteholder, purporting to act on behalf of a proposed class of similarly situated noteholders, of the Company's outstanding senior and senior subordinated notes, alleges that he has been unfairly discriminated against in connection with the Company's pending solicitation of ballots in favor of a proposed plan of

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Legal Matters (Continued)

reorganization. The plaintiff alleges that the solicitation is an exchange offer that will give a limited number of holders of the Company's outstanding notes the opportunity to obtain new notes which will be senior to the outstanding notes. The lawsuit names as defendants the Company, its directors and certain of its executive officers.

        On February 26, 2009, plaintiff filed a motion seeking a preliminary injunction preventing the Company from finalizing or consummating the exchange offer contemplated in the proposed plan of reorganization. On March 16, 2009, the Company opposed plaintiff's motion, arguing that 1) plaintiff cannot demonstrate a likelihood of success on the merits in the underlying lawsuit because the reorganization plan proposes to treat all noteholders equally; and 2) plaintiff will not suffer irreparable injury in the absence of an injunction because he will have an opportunity to fully and fairly protect his interests in the bankruptcy court prior to consummation of the proposed plan and exchange offer. The Court has not ruled on plaintiff's motion for a preliminary injunction.

        On March 25, 2009 plaintiff amended his Complaint, raising new claims, abandoning other claims asserted in the original complaint, and purporting to to act on behalf of a proposed class of all noteholders as to certain claims and for similarly situated noteholders as to other claims. The amended complaint asserts, among other things, that the plan of reorganization will grant only a limited number of holders of the Company's outstanding notes the opportunity to obtain new notes that are senior to the outstanding notes. The Company believes that the lawsuit, as amended, is without merit because, among other reasons, all holders of the Company's outstanding senior notes and senior subordinated notes, respectively, would receive the same consideration pursuant to the proposed plan of reorganization regardless of whether such holders were eligible to participate in the solicitation of votes for the plan and no old notes would remain outstanding following consummation of the proposed plan.

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

21. Subsequent Events

  Solicitation Statement

        On February 3, 2009, we announced we were soliciting (the "Acceptance Solicitation") from eligible institutional holders (each, a "Holder" and collectively, the "Holders") of our outstanding 6% Senior Notes due 2012 (referred to as the "2012 Senior Notes"), 7 3/4% Senior Notes due 2016 (referred to as the "2016 Senior Notes" and together with the 2012 Senior Notes, the "Old Senior Notes"), 6 1/2% Senior Subordinated Notes due 2014 (referred to as the "2014 Subordinated Notes"), 6 7/8% Senior Subordinated Notes due 2016 (referred to as the "2016 Subordinated Notes") and 6 5/8% Senior Subordinated Notes due 2018 (referred to, as the "2018 Subordinated Notes" and collectively with the 2014 Subordinated Notes

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Subsequent Events (Continued)

and the 2016 Subordinated Notes, as the "Old Subordinated Notes" and collectively with the Old Senior Notes, the "Old Notes") ballots ("Ballots") for a vote in favor ("Acceptances") of a plan of reorganization (the "Plan") for the resolution of outstanding claims against the Company.

        If we obtain sufficient Acceptances of the Plan, we may determine to implement the Plan by commencing a voluntary case under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the Plan, the Holders of Old Senior Notes will receive $400 in aggregate principal amount of 10% Second Lien Notes due 2014 issued by the Company (the "Second Lien Notes") and $100 in cash for each $1,000 in principal amount of Old Senior Notes and Holders of Old Subordinated Notes will receive $70 in aggregate principal amount of 10% Third Lien Notes due 2014 issued by the Company (the "Third Lien Notes" and together with the Second Lien Notes, the "New Notes") and $30 in cash for each $1,000 in principal amount of Old Subordinated Notes. The cash consideration will be funded with cash on hand and proceeds from the sale of capital stock to, or capital contributions made by, affiliates of certain indirect equityholders of the Company. Holders that submit Ballots will also agree to support the Plan.

        The New Notes will be senior obligations of the Company that are guaranteed by the restricted subsidiaries of the Company and, subject to required third party consents and to the extent permitted by gaming and other applicable laws, secured by second and third priority liens, as applicable, on all of our assets that will secure its obligations under the amended and restated credit facility that will be put in place upon consummation of the restructuring.

        The lead lenders for the CMBS financing, the $250 million land loan financing and the existing senior secured credit facility have entered into plan support agreements where they have agreed, subject to certain conditions, to support the contemplated restructuring of debt held by the Company and its affiliates in accordance with agreed upon terms and conditions. The plan support agreement with the lead lenders for the CMBS financing and the $250 million land loan financing will terminate on March 31, 2009, unless extended by the lenders party thereto. The Voting Deadline (as defined in the solicitation statement dated February 3, 2008) has been extended to April 10, 2009.

  Forbearance Agreements

        On March 2, 2009, we entered into a forbearance agreement (the "Note Forbearance Agreement") with the Holders of a majority in principal amount of each of the Old Notes. In addition, on March 2, 2009, we also entered into a forbearance agreement with the lenders (the "Lenders") holding a majority of the commitments under our Credit Agreement (the "Credit Forbearance Agreement" and together with the Note Forbearance Agreement, the "Forbearance Agreements" and, individually, each a "Forbearance Agreement").

        Pursuant to the terms of the Note Forbearance Agreement, the holders of Old Notes agreed to waive certain events of default specified therein during the Forbearance Period (as defined hereinafter) and forbear during the Forbearance Period from the exercise of remedies with respect to such events of default, including (i) the failure to pay the interest due and payable under the 2014 Subordinated Notes on February 1, 2009 on or prior to March 3, 2009, (ii) the failure by the Company to pay the interest due and payable under the 2016 Senior Notes on February 15, 2009 on or prior to March 17, 2009, (iii) the failure to pay the interest due and payable under the 2016 Subordinated Notes on March 1, 2009 on or prior to March 31, 2009, and (iv) any event of default arising as a result of the occurrence of a default under the Company's Completion Guaranty dated October 5, 2007, arising by reason of a demand for performance by the Company thereunder or a cross default thereunder to the Aliante Financing (the "Specified Events

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Subsequent Events (Continued)

of Default"). The "Forbearance Period" means the period of time commencing on March 2, 2009 and ending on the earlier of April 15, 2009 and the date on which the applicable Forbearance Agreement terminates.

        The Note Forbearance Agreement is subject to termination upon the occurrence of specified events, including (i) the termination of the Credit Forbearance Agreement or acceleration of the maturity of any obligations under the Credit Agreement, (ii) the occurrence of an Event of Default under the Indentures (other than the Specified Events of Default), (iii) the filing of a bankruptcy case by or against the Company or any of its subsidiaries, other than the filing of an involuntary bankruptcy petition against the Company or any of its subsidiaries by the Holders that are party to the Note Forbearance Agreement, (iv) revocation, denial, failure to renew or suspension of any license or permit covering any casino or gaming facility of the Company or any of its subsidiaries, (v) any action by the Company outside the ordinary course of business that gives rise to a change in the classification or treatment of the Company for federal, state or local tax purposes or materially adversely affects the tax attributes of the Company, (vi) commencement of certain legal proceedings which would restrict, restrain or enjoin the trustee under the Indentures or the Holders from enforcing their rights under the Indentures of the Old Notes and (vii) a breach by the Company of the Note Forbearance Agreement. In addition, pursuant to the terms of the Note Forbearance Agreement, the Company agreed to covenants limiting its ability to incur debt, make dividends and investments, transfer assets, redeem equity interests, prepay indebtedness and engage in transactions outside the ordinary course of business during the Forbearance Period.

        Pursuant to the terms of the Credit Forbearance Agreement (i) the Lenders have agreed to grant a limited waiver with respect to the failure of the Company to comply with the financial covenants contained in the Credit Agreement as of December 31, 2008, (ii) the Lenders have agreed to forbear from exercising their default-related rights, remedies, powers and privileges (x) against the Company and the stockholders of the Company through April 15, 2009, and (y) against certain subsidiaries of the Company that guarantied the Company's Credit Agreement through October 10, 2009 (each, a "Subsidiary", and collectively, the "Subsidiaries") and the stockholders of the Company (collectively, the "Stockholders", and together with the Company and the Subsidiaries, the "Credit Parties") with respect to certain potential, future or existing events of default under the Credit Agreement

        Specifically, the Lenders have agreed to forbear, during the Forbearance Period, from exercising remedies against the Subsidiaries with respect to the following potential, future or existing events of default under the Credit Agreement: (i) any failure of the Company and its Subsidiaries to comply with the financial covenants for the periods ending March 31, 2009, June 30, 2009 or September 30, 2009; (ii) any failure to pay regular scheduled interest payments with respect to the Old Notes when and as due; (iii) any failure of the Company to furnish certain periodic reports required pursuant to the indentures; (iv) the filing of a case by the Company or the Stockholders under Chapter 11 of the Bankruptcy Code; and (v) the occurrence of a default under the Company's Completion Guaranty, dated October 5, 2007, arising by reason of a demand for performance by the Company thereunder or a cross default thereunder to the Aliante Financing.

        The Credit Forbearance Agreement will terminate as to the Company and the Stockholders upon commencement of either a voluntary or an involuntary case under Chapter 11 of the Bankruptcy Code by any of the Credit Parties. The bankruptcy of the Company and the Shareholders will not terminate forbearance as to the Subsidiaries. The Credit Forbearance Agreement will terminate as to the Subsidiaries upon the occurrence of one of the following: (i) a default under the Credit Agreement not

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Subsequent Events (Continued)

mentioned in the preceding paragraph; (ii) an interest payment is made on account of the Old Notes; (iii) the Note Forbearance Agreement terminates without the Company and the Shareholders being in a Chapter 11 case; (iv) no cash collateral stipulation is agreed to, or a default occurs under such stipulation; or (v) the occurrence of a material adverse effect as to the Subsidiaries.

        The Credit Forbearance Agreement also implements several amendments to the Credit Agreement, including the following: (i) the interest rate for all loans is being increased by two percent per annum, to LIBOR plus 4.5% or prime plus 3.5% effective on or after the Credit Forbearance Agreement termination date; (ii) a floor of LIBOR plus one percent has been placed under the prime rate interest rate option effective on or after the Credit Forbearance Agreement termination date; (iii) all interest and fees are now payable monthly; (iv) the audit report and opinion for the fiscal year 2008 financial report may contain a "going concern" or similar qualification; and (v) the Credit Agreement will be identified as designated senior indebtedness under the indentures for the Old Subordinated Notes.

        If the recent adverse conditions in the economy, and the gaming industry in particular, continue, the Company believes that it will continue to be in non-compliance with the financial covenants as defined in the Credit Agreement. There are no assurances that we will obtain sufficient Acceptances of the Plan nor are there any assurances that our lenders will not exercise their remedies with respect to existing events of default once the Note Forbearance Agreement and/or the Credit Forbearance Agreement expire. If the lenders were to exercise their right to accelerate the indebtedness outstanding, there can be no assurances that we would be able to refinance any amounts that may become accelerated under such agreements and such an exercise could significantly restrict our ability to operate. The conditions and events described raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments (except as described below) to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management's plans in regard to these matters are described below. The accompanying consolidated financial statements have classified the outstanding indebtedness related to the Credit Facility and Old Notes as current due to this uncertainty.

        The Company is in discussions regarding a restructuring with the lenders under its Credit Facility, CMBS facility and land loan and the holders of its Old Notes; however, the Company can provide no assurance that it will be able to successfully restructure its debt obligations. If the Company is not successful in restructuring its debt obligations, the Company may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has retained the services of outside advisors to assist the Company in instituting and implementing a restructuring transaction.

  Purchase of Bonds

        On January 28, 2009, a wholly-owned subsidiary purchased $40.0 million face value of our outstanding $700 million 6 7/8% Senior Subordinated Notes for $1.2 million principal plus $1.1 million in accrued interest. On January 30, 2009, this same subsidiary purchased $8.0 million face value of the Company's outstanding $450 million 6 1/2% Senior Subordinated Notes for $0.3 million principal plus $0.3 million in accrued interest. In conjunction with these purchases, we recorded a gain on debt extinguishment of approximately $40.8 million.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Quarterly Financial Information (Unaudited)

	Successor
	Year ended December 31, 2008
(amounts in thousands)	First Quarter (a)	Second Quarter (b)	Third Quarter (c)	Fourth Quarter (d)
Net revenues	$352,317	$339,102	$316,968	$289,764
Operating income (loss)	59,921	50,950	41,419	(3,369,142)
(Loss) income before income taxes	(96,585)	20,941	(38,074)	(3,536,127)
Net (loss) income	(70,864)	18,589	(23,434)	(3,192,791)

	Year ended December 31, 2007
	Predecessor				Successor
(amounts in thousands)	Quarter Ended March 31, 2007 (e)	Quarter Ended June 30, 2007 (f)	Quarter Ended September 30, 2007 (g)	Period from October 1, 2007 through November 7, 2007 (h)	Period from November 8, 2007 through December 31, 2007 (i)
Net revenues	$372,438	$362,896	$354,128	$147,822	$209,711
Operating income (loss)	92,756	82,016	62,623	(123,760)	(253,495)
Income (loss) before income taxes	41,844	27,151	5,699	(147,685)	(364,636)
Net income (loss)	23,050	15,073	3,709	(99,488)	(337,900)

(a)
Includes a decrease in fair value of derivative instruments of $58.4 million.

(b)
Includes an increase in fair value of derivative instruments of $65.1 million.

(c)
Includes an increase in fair value of derivative instruments of $16.2 million.

(d)
Includes write-downs and other charges, net of $3.40 billion and a decrease in fair value of derivative instruments of $46.0 million.

(e)
Includes merger transaction costs related to the Merger of approximately $4.8 million.

(f)
Includes merger transaction costs related to the Merger of approximately $6.1 million and management agreement/lease terminations of $3.8 million.

(g)
Includes merger transaction costs related to the Merger of approximately $2.2 million.

(h)
Includes merger transaction costs related to the Merger of approximately $143.4 million, and impairment losses of $16.6 million.

(i)
Includes a loss on early retirement of debt of approximately $20.3 million, and share-based compensation expense of approximately $288.1 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company's management, with the participation of its Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer to allow timely decisions regarding required disclosure. No changes were made to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

        The Company's independent auditors have issued an audit report on our assessment of the company's internal control over financial reporting. This report appears on page 76.

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

CERTIFICATIONS

        The Chief Executive Officer and the Chief Accounting Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2008.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    1.    Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

  Reports of Independent Registered Public Accounting Firm—Ernst & Young LLP

  Consolidated Balance Sheets as of December 31, 2008 and 2007

  Year ended December 31, 2008, Successor Period from November 8, 2007 through December 31, 2007, Predecessor Period from January 1, 2007 through November 7, 2007 and the Year Ended December 31, 2006

    Consolidated Statements of Operations

    Consolidated Statements of Stockholders' (Deficit) Equity

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

Exhibit Number	Description
4.7	Form of 6 5/8% Subordinated Notes of the Company (March 2006 Issue). (Included in Exhibit 4.8 which is incorporated herein by reference to the Company's Quarterly Report of Form 10-Q for the period ended March 31, 2006)
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
4.10
Indenture dated as of August 1, 2006 between the Company and Law Debenture Trust Company of New York as Trustee. (Included in Exhibit 4.10 which is incorporated herein by reference to the Company's Form 8-K dated August 2, 2006)
10.1
Forbearance Agreement With Respect to Station Casinos, Inc. 6% Senior Notes due 2012, 7 3/4% Senior Notes due 2016, 6 1/2% Senior Subordinated Notes due 2014, 6 7/8% Senior Subordinated Notes due 2016 and 6 5/8% Senior Subordinated Notes due 2018, dated as of March 2, 2009 by and among the Company and the noteholders party thereto. (Incorporated herein by reference to the Company's Form 8-K dated March 2, 2009)
10.2
Credit Agreement dated as of November 7, 2007 among the Company, Deutsche Bank Trust Company Americas, the lenders party thereto, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.3
Forbearance Agreement; Waiver and First Amendment to the Credit Agreement, dated as of March 2, 2009 by and among the Company, certain subsidiaries of the Company, FCP Holdings, Inc., Fertitta Partners LLC, FCP Voteco, LLC, Deutsche Bank Trust Company Americas, as administrative agent and the lenders party thereto. (Incorporated herein by reference to the Company's Form 8-K dated March 2, 2009)
10.4
Amended and Restated Loan and Security Agreement dated as of March 19, 2008 by and among German American Capital Corporation and JPMorgan Chase Bank, N.A. and FCP PropCo, LLC. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008)
10.5
Amended and Restated Note A-1 dated as of March 19, 2008 by FCP PropCo, LLC in favor of German American Capital Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.6
Amended and Restated Note A-2 dated as of March 19, 2008 by FCP PropCo, LLC in favor of JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.7
Note B-1 dated as of March 19, 2008 by FCP PropCo, LLC in favor of German American Capital Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.8
Note B-2 dated as of March 19, 2008 by FCP PropCo, LLC in favor of JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)

Exhibit Number	Description
10.9	Amended and Restated Mezzanine Loan and Security Agreement (First Mezzanine), dated as of March 19, 2008 by and among FCP Mezzco Borrower I, LLC, German American Capital Corporation and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008)
10.10
Amended and Restated First Mezzanine Note A-1 dated as of March 19, 2008 by FCP Mezzco Borrower I, LLC in favor of German American Capital Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.11
Amended and Restated First Mezzanine Note A-2 dated as of March 19, 2008 by FCP Mezzco Borrower I, LLC in favor of JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.12
Amended and Restated Mezzanine Loan and Security Agreement (Second Mezzanine), dated as of March 19, 2008, by and among FCP Mezzco Borrower II, LLC, German American Capital Corporation and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008)
10.13
Amended and Restated Second Mezzanine Note A-1 dated as of March 19, 2008 by FCP Mezzco Borrower II, LLC in favor of German American Capital Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.14
Amended and Restated Second Mezzanine Note A-2 dated as of March 19, 2008 by FCP Mezzco Borrower II, LLC in favor of JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.15
Amended and Restated Mezzanine Loan and Security Agreement (Third Mezzanine), dated as of March 19, 2008, by and among FCP Mezzco Borrower III, LLC, German American Capital Corporation and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008)
10.16
Amended and Restated Third Mezzanine Note A-1-a dated as of March 19, 2008 by FCP Mezzco Borrower III, LLC in favor of German American Capital Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.17
Amended and Restated Third Mezzanine Note A-1-b dated as of March 19, 2008 by FCP Mezzco Borrower III, LLC in favor of German American Capital Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.18
Amended and Restated Third Mezzanine Note A-2-a dated as of March 19, 2008 by FCP Mezzco Borrower III, LLC in favor of JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)

Exhibit Number	Description
10.19	Amended and Restated Third Mezzanine Note A-2-b dated as of March 19, 2008 by FCP Mezzco Borrower III, LLC in favor of JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.20
Mezzanine Loan and Security Agreement (Fourth Mezzanine), dated as of March 19, 2008, by and among FCP Mezzco Borrower IV, LLC, German American Capital Corporation and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008)
10.21
Fourth Mezzanine Note A-1-a dated as of March 19, 2008 by FCP Mezzco Borrower IV, LLC in favor of German American Capital Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.22
Fourth Mezzanine Note A-1-b dated as of March 19, 2008 by FCP Mezzco Borrower IV, LLC in favor of German American Capital Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.23
Fourth Mezzanine Note A-2-a dated as of March 19, 2008 by FCP Mezzco Borrower IV, LLC in favor of JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.24
Fourth Mezzanine Note A-2-b dated as of March 19, 2008 by FCP Mezzco Borrower IV, LLC in favor of JPMorgan Chase Bank, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.25
Credit Agreement dated as of October 5, 2007 among Aliante Gaming, LLC, the lenders party thereto, Wachovia Bank, National Association, Bank of Scotland PLC, Wells Fargo Bank, National Association and Bank of America, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2007)
10.26
Completion Guarantee dated as of October 5, 2007 by the Company and G.C. Investments, LLC in favor of Bank of America, N.A. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2007)
10.27
Credit Agreement dated as of February 7, 2008 among CV PropCo, LLC, the lenders party thereto, Deutsche Bank Trust Company Americas, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (Incorporated herein by reference to the Company's Form 8-K dated February 7, 2008)
10.28
Amended and Restated Purchase and Sale Agreement dated as of October 31, 2007 among FCP NewCo, LLC, Boulder Station, Inc., Charleston Station, LLC, Palace Station Hotel & Casino, Inc., Sunset Station, Inc. and the other parties thereto. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.29	Master Lease Agreement dated as of November 7, 2007 between FCP PropCo, LLC and the Company. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)

Exhibit Number	Description
10.30	First Amendment to Master Lease Agreement dated as of March 19, 2008, by and between FCP PropCo, LLC and the Company amending the Master Lease Agreement dated as of November 7, 2007 by and between FCP PropCo, LLC and the Company. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008)
10.31	Sublease (Boulder Station) dated as of November 7, 2007, by and between the Company and Boulder Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.32
First Amendment to Sublease Agreement (Boulder Station) dated as of March 19, 2008, by and between the Company and Boulder Station, Inc. amending the Sublease (Boulder Station) dated as of November 7, 2007 by and between the Company and Boulder Station, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008)
10.33	Sublease (Red Rock) dated as of March 19, 2008, by and between the Company and Charleston Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.34
First Amendment to Sublease Agreement (Red Rock) dated as March 19, 2008, by and between the Company and Charleston Station, Inc. amending the Sublease (Red Rock) dated as of November 7, 2007, by and between the Company and Charleston Station, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008)
10.35	Sublease (Sunset Station) dated as of November 7, 2007 between the Company and Sunset Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.36
First Amendment to Sublease Agreement (Sunset Station) dated as of March 19, 2008, by and between the Company and Sunset Station, Inc. amending the Sublease (Sunset Station) dated as of November 7, 2007 between the Company and Sunset Station, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008)
10.37	Sublease (Palace Station) dated as of November 7, 2007 between the Company and Palace Station Hotel & Casino, Inc. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.38
First Amendment to Sublease Agreement (Palace Station) dated as of March 19, 2008, by and between the Company and Palace Station Hotel & Casino, Inc. amending the Sublease (Palace Station) dated as of November 7, 2007 between the Company and Palace Station Hotel & Casino, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008)
10.39
Ground Lease dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)
10.40
Option to Lease or Purchase dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)

Exhibit Number	Description
10.41	Option to Acquire Interest Under Purchase Contract dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)
10.42	First Amendment to Ground Lease and Sublease dated as of June 30, 1995 between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.43
Lease Amendment No. 1, dated December 23, 1996 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005)
10.44
Second Amendment to Ground Lease and Sublease dated as of January 7, 1997 between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005)
10.45
Rent Agreement to the First Amendment to Ground Lease and Sublease dated as of March 30, 2003 between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 2003)
10.46	Ground Lease dated as of June 1, 1995 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.47	First Amendment to Ground Lease dated as of June 30, 1995 between the Company and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.48
Lease Amendment No. 1 dated as of December 23, 1996 between the Company and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005)
10.49
Second Amendment to Ground Lease dated as of January 7, 1997 between Texas Gambling Hall & Hotel, Inc. and the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005)
10.50
Rent Agreement to the First Amendment to Ground Lease dated as of May 12, 2000 between the Company and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003)
10.51
Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 between the Company and Texas Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.52	Executive Employment Agreement between Frank J. Fertitta III and the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.53	Executive Employment Agreement between Thomas M. Friel and the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.54	Executive Employment Agreement between Scott M Nielson and the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)

Exhibit Number	Description
10.55	Executive Employment Agreement between Richard J. Haskins and the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.56	Executive Employment Agreement between Kevin L. Kelley and the Company dated as of December 14, 2007. (Incorporated herein by reference to the Company's Form 8-K dated December 13, 2007)
10.57
Equityholders Agreement of the Company, Fertitta Colony Partners LLC and Fertitta Partners LLC dated as of November 7, 2007 (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.58
Amendment to Equityholders Agreement of the Company, Fertitta Colony Partners LLC and Fertitta Partners LLC dated as of February 27, 2008. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2007)
10.59
Transfer Restriction Agreement dated as of November 7, 2007 among Frank J. Fertitta, III, Lorenzo J. Fertitta, Thomas J. Barrack, Jr., FCP Holding, Inc. and Fertitta Partners LLC. (Incorporated herein by reference to Exhibit 7.29 of Amendment No. 34 and 35 to Schedule 13D filed by Frank J. Fertitta III, Lorenzo J. Fertitta, Thomas J. Barrack, Jr. and FCP VoteCo, LLC with respect to the Company with the SEC on November 13, 2007)
10.60
Supplemental Executive Retirement Plan of the Company dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.61	First Amendment to the Supplemental Executive Retirement Plan of the Company dated as of February 4, 2005. (Incorporated herein by reference to the Company's Form 8-K dated February 7, 2005)
10.62	Second Amendment to Supplemental Executive Retirement Program of the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.63
Supplemental Management Retirement Plan of the Company dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.64	First Amendment to Supplemental Management Retirement Program of the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.65	Long-Term Stay-On Performance Incentive Payment Agreement between the Company and Thomas M. Friel dated June 1, 2004. (Incorporated herein by reference to the Company's Form 8-K dated March 30, 2007)
10.66
Long-Term Stay-On Performance Incentive Payment Agreement between the Company and Richard J. Haskins dated as of April 1, 2002. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004)
10.67
Amended and Restated Deferred Compensation Plan for Executives of the Company dated as of September 12, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)

Exhibit Number	Description
10.68	First Amendment to the Amended and Restated Deferred Compensation Plan for Executives of the Company dated as of December 4, 2002. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)
10.69	Second Amendment to Deferred Compensation Plan for Executives of the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.70
Amended and Restated Deferred Compensation Plan of the Company dated as of January 1, 2001. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2007)
10.71
First Amendment to Amended and Restated Deferred Compensation Plan of the Company dated as of August 13, 2007. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2007)
10.72	Second Amendment to Amended and Restated Deferred Compensation Plan of the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.73	Special Long-Term Disability Plan of the Company dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.74	Form of Indemnification Agreement for Directors and Executive Officers. (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
10.75	Form of Indemnification Agreement between the Company and Frank Fertitta, Jr. (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
10.76
Operating Agreement dated as of March 10, 2000 among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1999)
10.77
First Amendment to Operating Agreement dated as of September 17, 2001 among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Company. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
10.78
Second Amendment to Operating Agreement dated as of December 19, 2003 among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003)
10.79
Third Amendment to Operating Agreement dated as of December 17, 2004 among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004)
10.80
Second Amended and Restated Management Agreement dated as of November 1, 2002 between the Company and the United Auburn Indian Community. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)

Exhibit Number	Description
10.81	Operating Agreement of Aliante Holding, LLC dated as of December 16, 2005 among Aliante Holding, LLC, G.C. Aliante, LLC and Aliante Station, LLC, a wholly-owned subsidiary of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K, as amended, for the period ended December 31, 2006)
10.82
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

STATION CASINOS, INC.
Dated: March 31, 2009	By:	/s/ FRANK J. FERTITTA III Frank J. Fertitta III Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III Frank J. Fertitta III	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2009
/s/ LORENZO J. FERTITTA Lorenzo J. Fertitta	Vice Chairman and Director	March 31, 2009
/s/ THOMAS M. FRIEL Thomas M. Friel	Executive Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2009
/s/ THOMAS J. BARRACK, JR. Thomas J. Barrack, Jr.	Director	March 31, 2009
/s/ JAMES E. NAVE James E. Nave	Director	March 31, 2009
/s/ JONATHAN H. GRUNZWEIG Jonathan H. Grunzweig	Director	March 31, 2009

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
STATION CASINOS, INC. CONSOLIDATED BALANCE SHEETS (amounts in thousands, except per share data)
STATION CASINOS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands)
STATION CASINOS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (amounts in thousands)
STATION CASINOS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)
STATION CASINOS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
CERTIFICATIONS
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES