Form 10-K/A
period 2008-12-31
STATION CASINOS INC
filed 2009-04-30
CIK 898660

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

Documents Incorporated by Reference
None.

 EXPLANATORY NOTE

        The registrant filed with the Securities and Exchange Commission (the "SEC") an Annual Report on Form 10-K for the year ended December 31, 2008 ("Form 10-K") on March 31, 2009, pursuant to which it incorporated by reference the information required by Part III thereof as an amendment to such Form 10-K to be subsequently filed with the SEC. Accordingly, Part III, Items 10 through 14, on the Form 10-K are hereby amended along with the cover page. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive office and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1 on Form 10-K/A under Item 15 hereof.

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

        The Company's Amended and Restated Bylaws require that the number of directors on the Board of Directors be not less than one nor more than ten. Currently, the Board of Directors has fixed the number of directors at five. All directors hold their positions until their terms expire and until their respective successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors.

The following table sets forth the directors and executive officers of the Company as of March 31, 2009 and provides their respective ages and positions with the Company.

Name	Age	Position
Frank J. Fertitta III (*)	47	Chairman of the Board, Chief Executive Officer and President
Thomas M. Friel	45	Executive Vice President, Chief Accounting Officer and Treasurer
Richard J. Haskins	45	Executive Vice President, General Counsel and Secretary
Kevin L. Kelley (**)	51	Executive Vice President and Chief Operating Officer
Scott M Nielson	51	Executive Vice President and Chief Development Officer
Lorenzo J. Fertitta (*)	40	Vice Chairman of the Board
Thomas J. Barrack, Jr.	61	Director
Jonathan H. Grunzweig	45	Director
James E. Nave, D.V.M.	64	Director

(*)
Frank J. Fertitta III and Lorenzo J. Fertitta are brothers.

(**)
Kevin L. Kelley is Frank J. Fertitta III's brother-in-law.

        Set forth below is a description of the backgrounds, including business experience, for each of our directors and executive officers as of December 31, 2008.

        Frank J. Fertitta III.    Mr. Fertitta has served as Chairman of the Board of the Company since February 1993, Chief Executive Officer since July 1992 and President since July 2008. Mr. Fertitta also served as President of the Company from 1989 until July 2000. He has held senior management positions since 1985, when he was named General Manager of Palace Station. He was elected a director of the Company in 1986, at which time he was also appointed Executive Vice President and Chief Operating Officer. Mr. Fertitta is a co-owner of Zuffa, LLC which is the parent company of the Ultimate Fighting Championship.

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

        Scott M Nielson.    Mr. Nielson was appointed Chief Development Officer of the Company in July 2004 and has been an Executive Vice President of the Company since June 1994. He served as Chief Legal Officer from March 2002 to July 2004 and General Counsel from 1991 to March 2002. In 1992, he was appointed Secretary of the Company and served in that position until July 2004. From 1991 through June 1994, he served as Vice President of the Company. From 1986 to 1991, Mr. Nielson was in private legal practice as a partner in the Las Vegas firm of Schreck, Jones, Bernhard, Woloson & Godfrey (now Brownstein Hyatt Farber Schreck, LLP), where he specialized in gaming law and land use planning and zoning. Mr. Nielson is a member of the American Bar Association, the Nevada Bar Association and the International Association of Gaming Attorneys.

        Lorenzo J. Fertitta.    Mr. Fertitta was appointed Vice Chairman of the Board of the Company in December 2003 and has served as a director since 1991. Mr. Fertitta also served as President of the Company from July 2000 until June 30, 2008. Mr. Fertitta is a co-owner of Zuffa, LLC which is the parent company of the Ultimate Fighting Championship and has served as its chairman and chief executive officer since June 2008. From 1991 to 1993, he served as Vice President of the Company. Mr. Fertitta served as President and Chief Executive Officer of Fertitta Enterprises, Inc. from June 1993 to July 2000, where he was responsible for managing an investment portfolio consisting of marketable securities and real property. Mr. Fertitta is currently a member of the Board of Directors of the Nevada Resort Association. Mr. Fertitta served as a director of the American Gaming Association from December 2005 to May 2008 and as a commissioner on the Nevada State Athletic Commission from November 1996 until July 2000.

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

 SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's executive officers and directors who own more than 10% of the Company's common stock to file reports of ownerships on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and 10% stockholders are required by the SEC to furnish the Company with copies of all Forms 3, 4 and 5 they file. No such reports were required to be filed during 2008.

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

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

        This section provides an overview and analysis of our compensation program and policies and the material compensation decisions we have made under those programs and policies. This section also discusses the material elements of the compensation of each of the executive officers as of December 31, 2008 identified below, whom we refer to as our "Named Executive Officers":

  •
  Frank J. Fertitta III, Chairman of the Board, Chief Executive Officer and President;

  •
  Lorenzo J. Fertitta, Vice Chairman of the Board and former President;

  •
  Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer;

  •
  Richard J. Haskins, Executive Vice President, General Counsel and Secretary;

  •
  Kevin L. Kelley, Executive Vice President, Chief Operating Officer; and

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

  •
  long-term stay-on performance incentive agreements are used in order to promote our long-term objectives; and

  •
  equity awards are used to provide a long-term incentive and align the interests of our executives with those of our stakeholders.

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

        There is some variation in the overall mix of compensation paid directly to each Named Executive Officer. In order to determine the proper allocation and value, we use benchmarks to provide guidance. In order to establish the benchmarks, each year we identify a group of casino and gaming companies (the "Peer Companies") that we believe are the Company's competition for executive level employees. For the year ended December 31, 2008, the Peer Companies consisted of Harrah's Entertainment Inc., MGM Mirage, Boyd Gaming Corp., Las Vegas Sands Corp., Penn National Gaming Inc., Trump Entertainment Resorts, Inc. and Wynn Resorts Ltd.

        The Board of Directors met in January of 2008 to review the Named Executive Officers' base salaries and target bonuses for 2008, which are set forth in their respective employment agreements. No bonus payments were paid to the Named Executive Officers for 2007 with respect to the performance of the Company. This timing corresponded with the Board of Directors annual performance review of our Chief Executive Officer and the other senior executives of the Company and also enabled us to consider the Company's performance during 2007, as well as our expectations for 2008.

        Steps taken by the Board of Directors in shaping and maintaining the Company's compensation philosophy include:

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

        Effective November 7, 2007, the base salaries under their respective employment agreements were $2,500,000 for Frank J. Fertitta III, $500,000 for Mr. Friel, $660,000 for Mr. Haskins and $960,000 for Mr. Nielson. Effective January 1, 2008, the Named Executive Officers voluntarily reduced their annual base salary by 10%. As a result, the current base salaries for the Named Executive Officers are as follows: $2,250,000 for Frank J. Fertitta III, $450,000 for Mr. Friel, $594,000 for Mr. Haskins and $864,000 for Mr. Nielson. Mr. Kelley was appointed Executive Vice President and Chief Operating Officer effective January 7, 2008 with a base salary of $1,000,000. In accordance with Frank J. Fertitta's employment agreement he was entitled to receive an increase in his base salary to $2,750,000 effective November 7, 2008, which he postponed.

Senior Executive Annual Bonus Plan

        The Senior Executive Annual Bonus Plan was approved by the Company's stockholders in 2004 to provide participating executive officers incentive compensation, through additional cash or equity, for their significant contributions toward improved profitability and growth of the Company as determined by the achievement of pre-established performance goals. The Senior Executive Annual Bonus Plan was designed to ensure that annual incentive awards paid to participating executive officers would be fully taxable as performance-based compensation, as defined by the regulations under Section 162(m) of the Internal Revenue Code of 1986, as amended. Each year, the Board of Directors approves which executive officers will participate in the Senior Executive Annual Bonus Plan prior to, or at the time of, the establishment of the Company's performance goals for the year. In 2008, each of the Named Executive Officers was a participant in the Senior Executive Annual Bonus Plan.

        The purpose of the Senior Executive Annual Bonus Plan is to focus each executive on the attainment of financial objectives that we believe are primary determinants of the Company's performance over time. Each year specific goals based on objectives contained in the Senior Executive Annual Bonus Plan are approved by the Board of Directors. For 2008, a specific goal based on earnings before interest, taxes, depreciation and amortization ("EBITDA") was approved by the Board of Directors under the Senior Executive Annual Bonus Plan. The amount of the target award was determined by comparison of actual EBITDA versus the Company's EBITDA goal. The actual award may vary from zero to 233% of each Named Executive Officer's base salary; provided, however, that Frank J. Fertitta III is eligible to receive a minimum annual bonus pursuant to the terms of his respective employment agreement. The Board of Directors has retained the ability to award a discretionary bonus.

        For 2008, the Board of Directors set an EBITDA goal of $609 million for the Named Executive Officers. If this goal was reached, the Chief Executive Officer would have received a target bonus of 200% of his base salary and the other Named Executive Officers would have received 100% of their base salary. The Board of Directors has determined that the Named Executive Officers will not receive their target bonuses for 2008 as described above, as the EBITDA goal set by the Board of Directors was not reached and as a result, no payments were earned in 2008 under the Senior Executive Annual Bonus Plan.

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

Equity-Based Compensation

        Following the Merger, long-term incentive compensation is now provided to senior management in the form of non-voting limited liability company membership interests in FCP and Fertitta Partners pursuant to the Second Amended and Restated Operating Agreement of FCP and the Amended and Restated Operating Agreement of Fertitta Partners, respectively (collectively "the Operating Agreements"). The Operating Agreements allow certain officers and members of management of the Company to participate in the long-term growth and financial success of the Company through indirect ownership of Class B Units and direct ownership of Class C Units in FCP and Fertitta Partners. The purpose is to promote the Company's long-term growth and profitability by aligning the interests of the Company's management with the interests of the owners of the Company and by encouraging retention. Upon the consummation of the Merger, each Named Executive Officer (with the exception of Mr. Kelley) or, in certain cases, a family trust that benefits only the Named Executive Officer and specified family members, was awarded indirect interests in Class B Units of each of FCP and Fertitta Partners. In addition, each Named Executive Officer (with the exception of Messrs. Frank J. Fertitta III, Lorenzo J. Fertitta and Mr. Kelley) or, in certain cases, a family trust that benefits only the Named Executive Officer and specified family members, was awarded Class C Units in each of FCP and Fertitta Partners upon consummation of the Merger.

        During the year ended December 31, 2008, indirect interests in Class B Units, of each of FCP and Fertitta Partners, that were previously issued upon consummation of the Merger were transferred to certain officers and management of the Company. During the year ended December 31, 2008, additional Class C Units in each of FCP and Fertitta Partners were issued to certain management of the Company. Pursuant to Mr. Kelley's employment agreement, he was awarded indirect interests in Class B Units of each FCP and Fertitta Partners and Class C Units in each of FCP and Fertitta Partners. See "Grants of Plan-Based Awards in 2008" set forth herein for additional details regarding these grants.

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

Perquisites and Other Personal Benefits

        We provide each of our Named Executive Officers with perquisites and other personal benefits such as access to the Company's airplane, club memberships, tax planning advice, retirement benefits and life and disability insurance. In addition, Frank J. Fertitta III and Lorenzo J. Fertitta were provided with personal security services. Mr. Kelley was also entitled, under his employment agreement, to receive reimbursement for all reasonable out-of-pocket expenses incurred by him in relocating from Macao Special Administrative Region to Las Vegas, Nevada. When determining which perquisites and other personal benefits to provide to our Named Executive Officers, we take into account the levels of salary and other compensation given to the Chief Executive Officer and other Named Executive Officers and the value of such benefits given to such officers in past years. We do not view perquisites as a significant element of our comprehensive compensation structure; however, we believe that they can serve, along with other forms of compensation, to attract and retain talented individuals.

        We offer a number of health and welfare and retirement programs to all eligible employees. All of our Named Executive Officers are eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. The Named Executive Officers that are employed by the Company also receive group health insurance coverage through the Company's Exec-U-Care Medical Plan, while under the Company's group life insurance program, they are eligible for supplemental life insurance in the following amounts: not less than $70.0 million aggregate coverage for Frank J. Fertitta III, $4.0 million for Mr. Friel, $4.0 million for Mr. Haskins, $4.0 million for Mr. Kelley and $7.5 million for Mr. Nielson.

        In addition to the standard group long-term disability benefit, each Named Executive Officer that is employed by the Company is eligible to participate in the Special Long-Term Disability Plan, which is a Company-paid individual long-term disability insurance policy paying an additional monthly benefit equal to a combined monthly benefit amount of 66% of the average of base salary plus bonus for the two plan years immediately preceding (but not including) the plan year in which the participant's employment is terminated due to disability divided by twelve; provided, however, that the monthly benefit will be reduced by any benefit the participant receives from all other disability plans sponsored by the Company, if any. Benefits begin on the first day of the second month succeeding the month in which the participant's termination of employment due to disability occurs. The Board of Directors chooses those individuals that are eligible to participate in the plan from key executives nominated by the Chief Executive Officer. As of December 31, 2008, only Mr. Nielson was a participant in the plan. The Board of Directors may, in its sole discretion, terminate the participation of any participant prior to the disability of such participant.

        During 2008, Frank J. Fertitta III was eligible to participate in the Supplemental Executive Retirement Plan (the "SERP"), while the other Named Executive Officers were eligible to participate in the Supplemental Management Retirement Plan (the "SMRP"). Each Named Executive Officer was also eligible to participate in the Deferred Compensation Plan For Executives (the "DCPE") and the Deferred Compensation Plan For Management (the "DCPM"). These plans are described in more detail under the Discussion of Pension Benefits Table.

Tax and Accounting Considerations

        The Company takes into consideration tax and accounting implications in the design of its compensation programs. In the selection of long-term incentives, we review the projected expense amounts and expense timing associated with alternative types of awards. We also calculate and monitor the Statement of Financial Accounting Standard ("SFAS") 123R, "Share-Based Payment" accounting expense related to equity-based compensation. To date, the SFAS 123R expense has not been a significant factor in setting or changing equity compensation grant practices.

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

Employment Agreements

        The employment agreements for the Named Executive Officers contain provisions that we consider appropriate for executives at the respective level while providing the Company with the necessary protections. The employment agreements are described in more detail in the sections entitled "Summary Compensation Table—Discussion of Summary Compensation Table and Grants of Plan-Based Awards in 2008 Table" and "Potential Payments Upon Termination of Employment or Change of Control" below. In connection with the consummation of the Merger, we entered into new employment agreements with each of our Named Executive Officers (with the exception of Mr. Kelley which was entered into on December 14, 2007).

COMPENSATION COMMITTEE REPORT

        Subsequent to the Merger, we no longer have a separate compensation committee. We, as the Board of Directors, have reviewed and discussed the forgoing Compensation Discussion and Analysis with management. Based on this review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2008.

Respectfully Submitted,
Frank J. Fertitta III
Lorenzo J. Fertitta
Thomas J. Barrack, Jr.
Jonathan H. Grunzweig
James E. Nave, D.V.M.

 SUMMARY COMPENSATION TABLE

        The following table sets forth information regarding compensation for our Named Executive Officers for services rendered to the Company in all capacities during the years ended December 31, 2008, 2007 and 2006.

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)(c)	Option Awards ($)(c)	Non-Equity Incentive Plan Compensation ($)(d)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(e)	All Other Compensation ($)(f)	Total ($)
Current Officers:

Frank J. Fertitta III	2008	2,250,000	—	—	—	—	—	1,128,231	3,378,231
Chairman of the Board,	2007	2,287,500	—	180,430,957	—	—	1,598,080	1,187,025	185,503,562
Chief Executive Officer	2006	2,156,250	—	4,931,019	519,050	2,250,000	1,199,223	936,571	11,992,113
and President

Thomas M. Friel	2008	450,000	—	1,584,513	—	125,000	25,108	35,250	2,219,871
Executive Vice President, Chief Accounting Officer and Treasurer	2007	466,250	200,000	2,588,265	—	—	58,892	71,005	3,384,412

Richard J. Haskins	2008	594,000	—	2,822,603	—	—	—	36,855	3,453,458
Executive Vice President, General Counsel and Secretary	2007	660,000	—	11,864,357	13,706	125,000	138,682	3,569,499	16,371,244

Kevin L. Kelley	2008	1,000,000	500,000	2,376,314	—	—	250,180	158,967	4,285,461
Executive Vice President and Chief Operating Officer

Scott M Nielson	2008	864,000	—	2,822,603	—	—	—	111,470	3,798,073
Executive Vice President	2007	960,000	—	13,555,071	—	—	516,249	149,405	15,180,725
and Chief Development Officer	2006	920,000	—	1,702,261	119,312	480,000	362,600	160,571	3,744,744

Former Officer:

Lorenzo J. Fertitta (g)	2008	868,500	—	—	—	—	—	302,649	1,171,149
Vice Chairman of the	2007	1,768,500	—	178,040,557	—	333,333	325,129	167,121	180,634,640
Board and Former President	2006	1,667,500	—	4,282,902	500,713	1,305,000	426,649	162,832	8,345,596

(a)
Amounts shown are the salary amounts earned without consideration as to the year of payment. See the Nonqualified Deferred Compensation table for amounts included in this column that were deferred under the Company's Deferred Compensation Plan.

(b)
2008 amount represents a one-time supplemental bonus. 2007 amount represents a discretionary bonus awarded upon completion of the Merger. See the Nonqualified Deferred Compensation table for amounts included in this column that were deferred under the Company's Deferred Compensation Plan.

(c)
The value reported for Stock Awards and Option Awards for each Named Executive Officer is the aggregate cost recognized in the Company's financial statements for such awards for the years ended December 31, 2008, 2007 and 2006, including awards granted in prior years. The expense for awards made since 2006 was determined in accordance with SFAS 123R, disregarding adjustments for forfeiture assumptions, and the costs for awards made prior to 2006 are determined in accordance with the modified prospective transition method under SFAS 123R. The assumptions for making the valuation determinations are included in footnote 15 of our consolidated financial statements in our Annual Report on Form 10-K. As a result of the Merger, all outstanding stock options and unvested restricted stock awards under the 2005 Plan and Prior Plans became immediately vested and all related unrecognized compensation cost was recognized in 2007 in accordance with SFAS 123R. The values for 2008 and 2007 also include the expense related to Class B Units and Class C Units in FCP and Fertitta Partners granted subsequent to the Merger. See "Compensation Discussion and Analysis—Elements of Compensation Program—Equity-Based Compensation" for additional information on Class B Units and Class C Units.

(d)
Non-Equity Incentive Plan Compensation amounts for 2008 and 2007 are for payments under the respective Named Executive Officer's Long-Term Stay-On Performance Incentive Agreement. There were no amounts earned under the Senior Executive Annual Bonus Plan in 2008 or 2007. Non-Equity Incentive Plan Compensation amounts for 2006 were determined in January 2007 by the Governance and Compensation Committee based on achieving predetermined goals. Amounts shown are the bonus amounts earned under the Senior Executive Annual Bonus Plan without consideration as to the year of payment. See the Nonqualified Deferred Compensation table for amounts included in this column that were deferred under the Company's Deferred Compensation Plan.

(e)
Amounts reflect increases in actuarial values of benefits accrued under defined benefit plans, which are calculated by determining the difference between the aggregate value of benefits accrued under all defined benefit plans as of December 31, 2008 and December 31, 2007 for 2008, December 31, 2007 and December 31, 2006 for 2007 and December 31, 2006 and December 31, 2005 for 2006, the relevant measurement dates used for the related SERP and SMRP. The amounts set forth in this column relate only to the above mentioned benefit accruals as there are no above-market or preferential earnings on deferred compensation accounts. The amounts in 2008 do not reflect the decrease in the actuarial present value of the accumulated benefits under the defined benefit plans for Mr. Frank Fertitta, Mr. Haskins and Mr. Nielson of $(3,658,135), $(49,926) and $(635,560), respectively.

(f)
All Other Compensation consists of the following for 2008:

	Current Officers					Former Officer
Benefits and Perquisites ($)	Frank J. Fertitta III	Thomas M. Friel	Richard J. Haskins	Kevin L. Kelley	Scott M Nielson	Lorenzo J. Fertitta
Executive Security (i)	$546,754	$—	$—	$—	$—	$222,739
Life Insurance	216,890	3,965	2,700	6,860	6,090	10,175
Supplemental Long-Term Disability	—	—	—	—	20,054	—
Exec-U-Care Medical Plan	841	2,301	877	530	10,597	7,861
Personal Use of Company Aircraft (ii)	363,746	—	—	23,109	31,346	61,874
Tax Services	—	3,750	5,000	—	18,000	—
Club Membership & Dues	—	9,336	9,336	—	—	—
Fitness Training	—	—	—	—	3,691	—
Relocation (iii)	—	—	—	128,468	—	—
Deferred Compensation Plan (iv)	—	11,298	14,342	—	21,692	—
401(k) Plan (iv)	—	4,600	4,600	—	—	—

Total	$1,128,231	$35,250	$36,855	$158,967	$111,470	$302,649

  (i)
  In 2008, the Company provided personal security services for Frank J. Fertitta III and Lorenzo J. Fertitta and their families. The decision to provide such personal security services was prompted by the results of an analysis provided by an independent professional consulting firm specializing in executive safety and security. Based on these results, the Board of Directors approved personal security services to be paid by the Company for Frank J. Fertitta III and Lorenzo J. Fertitta and their families. Compensation reported for personal security services represents the aggregate incremental cost incurred by the Company for security personnel and security equipment-related costs.

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

  (iii)
  Amount represents reimbursement for all reasonable out-of-pocket expenses incurred by Mr. Kelley in relocating from Macao Special Administrative Region to Las Vegas, Nevada in accordance with his employment agreement.

  (iv)
  Amounts related to the Company matching contributions to the Named Executive Officers' accounts in the Company's Deferred Compensation Plan and qualified 401(k) Plan, respectively.

(g)
On June 16, 2008, the Company and Lorenzo J. Fertitta entered into a Separation Agreement and General Release (the "Separation Agreement") pursuant to which he ceased to be President of the Company effective June 30, 2008. Lorenzo J. Fertitta will continue to serve in his capacity as Vice Chairman of the Board of Directors of the Company.

 GRANTS OF PLAN-BASED AWARDS IN 2008

        The following table sets forth information regarding each grant of stock awards to each Named Executive Officer in the year ended December 31, 2008 as well as estimated future payouts related to the Senior Executive Annual Bonus Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)			All Other Stock Awards: Number of Shares of Stock or Units (#)(b)
						Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Current Officers:

Frank J. Fertitta III	n/a	2,250,000	4,500,000	5,242,500	—	—

Thomas M. Friel	8/1/2008	—	—	—	49,032B	64,232
	n/a	—	450,000	1,048,500	—	—

Richard J. Haskins	1/9/2008	—	—	—	49,032B	1,812,223
	n/a	—	594,000	1,384,020	—	—

Kevin L. Kelley	1/7/2008	—	—	—	245,151B	9,060,781
	1/7/2008	—	—	—	122,324C	2,820,791
	n/a	—	1,000,000	2,330,000	—	—

Scott M Nielson	1/9/2008	—	—	—	49,032B	1,812,223
	n/a	—	864,000	2,013,120	—	—

Former Officer:

Lorenzo J. Fertitta	n/a	1,302,750	2,605,500	4,047,210	—	—

(a)
Represents potential threshold, target and maximum compensation for 2008 as described in "Compensation Discussion and Analysis—Elements of Compensation Program—Senior Executive Annual Bonus". There were no amounts actually earned for 2008 under the Senior Executive Annual Bonus Plan.

(b)
Represents Class B Units ("B") and Class C Units ("C") in FCP and Fertitta Partners. See "Compensation Discussion and Analysis—Elements of Compensation Program—Equity-Based Compensation" for details regarding the grants and conditions under which they vest.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards in 2008 Table

Employment Agreements

        As described in the "Compensation Discussion and Analysis" section above, the annual base salary for each Named Executive Officer is set forth in his employment agreement with the Company, and is reviewed on an annual basis and is subject to adjustment (for increase but not for decrease) based on an evaluation of the executive's performance in conjunction with a review of compensation received by individuals holding similar positions at the Peer Companies. Actual base salary amounts, stock awards, cash bonus awards and other compensation for 2008 were determined by the Board of Directors, subject to certain limitations. The base salaries, stock awards, option awards, cash bonus awards and other compensation that were awarded to each Named Executive Officer in 2006 and 2007 are detailed in the above tables. For a more detailed discussion of how actual base salaries, cash bonus awards, stock awards, option awards and other compensation amounts are determined, as well as the performance-based conditions, vesting schedule, and dividends pertaining to such compensation, see "Compensation Discussion and Analysis—Elements of Compensation." A description of the material terms of the Named Executive Officers' employment agreements is set forth below.

        The Company entered into employment agreements with Frank J. Fertitta III, Thomas M. Friel, Richard J. Haskins and Scott M Nielson dated as of November 7, 2007 in connection with the consummation of the Merger and entered into an employment agreement dated as of December 14, 2007 with Kevin L. Kelley (collectively, the "Employment Agreements"). Pursuant to the terms of the Employment Agreements, Frank J. Fertitta III has agreed to serve as the Chief Executive Officer of the Company and Chairman of the Board, Mr. Friel has agreed to serve as the Executive Vice President, Chief Accounting Officer and Treasurer of the Company, Mr. Haskins has agreed to serve as Executive Vice President, General Counsel and Secretary of the Company, Mr. Kelley has agreed to serve as Executive Vice President and Chief Operating Officer of the Company and Mr. Nielson has agreed to serve as Executive Vice President and Chief Development Officer of the Company. Upon the resignation of Lorenzo Fertitta as President of the Company effective June 30, 2008, Frank J. Fertitta III was appointed President of the Company. All of the Employment Agreements terminate on November 6, 2012 other than Mr. Kelley's employment agreement, which terminates on January 6, 2013, but are subject to automatic 5-year extensions unless the Company or the Named Executive Officer who is party thereto gives notice at least six months prior to the end of the then-current term or unless the employment agreement is otherwise terminated pursuant to the terms of such agreement; provided, however, that in the case of Frank J. Fertitta III only, as long as such Named Executive Officer maintains, in the aggregate, agreed upon minimum levels of direct or indirect ownership of the outstanding Class A Units and Class B Units in FCP, the Company shall have no right to notify Frank J. Fertitta III that the term of his employment agreement may not be extended. The employment agreement of Frank J. Fertitta III provides that each such Named Executive Officer shall devote reasonable time and attention to the business and affairs of the Company. The employment agreements of the remaining Named Executive Officers provide that each such Named Executive Officer shall devote his full time and attention to the business and affairs of the Company. The Employment Agreements do not prohibit the Named Executive Officers from engaging in charitable and community affairs or managing personal investments during the term of their employment.

        Each employment agreement provides for a base salary (to be reviewed annually for increase but not decrease), an annual cash bonus to be based on the Named Executive Officer's performance and to be determined by the Company's Board of Directors, participation in the Company's Deferred Compensation Plan, and the inclusion of the Named Executive Officer in all benefit plans and programs of the Company made available to the Company's executive officers or salaried employees generally. Frank J. Fertitta III shall also have the right to receive a minimum annual cash bonus of no less than 50% of 200% of his then current base salary, and a supplemental performance bonus to be paid if the Company and its subsidiaries exceed, by 10% or more, certain target financial performance benchmarks established by the Board of Directors of the Company. Frank J. Fertitta III's annual base salary for the first year of his employment with the Company is $2,500,000. The annual base salary for the first year of each other Named Executive Officer's employment with the Company as provided by their respective employment agreements is as follows: Mr. Friel shall receive $500,000, Mr. Haskins shall receive $660,000, Mr. Kelley shall receive $1,000,000 and Mr. Nielson shall receive $960,000. Effective January 1, 2008, the Named Executive Officers voluntarily reduced their annual base salary by 10%. As a result, the current base salaries for the Named Executive Officers are as follows: $2,250,000 for Frank J. Fertitta III, $450,000 for Mr. Friel, $594,000 for Mr. Haskins, and $864,000 for Mr. Nielson. In accordance with Frank J. Fertitta's employment agreement he was entitled to receive an increase in his base salary to $2,750,000 effective November 7, 2008 which he postponed.

        The employment agreement of Frank J. Fertitta III also provides that he shall not be entitled to receive any equity-based compensation without the approval of a majority of the Company's Board of Directors, including the members of the Board designated by affiliates of Colony.

        Each Named Executive Officer also is entitled to certain other benefits and perquisites in addition to those made available to the Company's management generally. These other benefits include participation in the SERP or the SMRP, as applicable, participation in the Company's Special Long-Term Disability Plan, group health insurance coverage through such executive group health insurance plan as the Company may select, and supplemental life insurance in the amount of not less than $70.0 million aggregate coverage for Frank J. Fertitta III, $4.0 million aggregate coverage for each of Mr. Friel, Mr. Haskins and Mr. Kelley and $7.5 million aggregate coverage for Mr. Nielson. Perquisites include, but are not limited to, payment or reimbursement for the cost of an annual physical examination, four weeks of vacation per year, and payment or reimbursement of initiation and annual membership fees for a country club, lunch club or fitness club.

        For a discussion of the benefits to be paid to the Named Executive Officers upon termination of their Employment Agreements, please see the section entitled "Potential Payments Upon Termination of Employment or Change of Control", below.

Separation Agreement and Release Lorenzo J. Fertitta

        On June 16, 2008, the Company and Lorenzo J. Fertitta entered into a Separation Agreement and General Release (the "Separation Agreement") pursuant to which he ceased to be President of the Company effective June 30, 2008. Lorenzo J. Fertitta will continue to serve in his capacity as Vice Chairman of the Board of Directors of the Company.

        In addition, the Separation Agreement provides for a release by Mr. Feritta of any claims against the Company and its affiliates and subsidiaries, and each of their agents, employees, managers, representatives, officers, directors, advisors, successors and assigns, relating to his employment with the Company or the termination of his employment with the Company.

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

        In 2006, the Named Executive Officers received restricted stock awards pursuant to the 2005 Plan described above. There were no restricted stock grants made in 2007. In connection with the Merger, each share of Station restricted stock vested and was cancelled and converted into the right to receive $90.00 in cash, without interest and less any applicable payroll withholding taxes, while each stock option outstanding under Station's stock plans was cancelled and extinguished, and the holder of any such stock option was entitled to receive an amount in cash equal to the product of (i) the number of shares of Station common stock subject to such stock option and (ii) the excess, if any, of $90.00 over the exercise price per share of such stock option, without interest and less any applicable payroll withholding taxes. The 2005 Plan was discontinued in connection with the Merger.

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

Equity-Based Compensation

        Following the Merger, long-term incentive compensation is now provided to senior management in the form of non-voting limited liability company membership interests in FCP and Fertitta Partners pursuant to the Second Amended and Restated Operating Agreement of FCP and the Amended and Restated Operating Agreement of Fertitta Partners, respectively (collectively "the Operating Agreements"). The Operating Agreements allow certain officers and members of management of the Company to participate in the long-term growth and financial success of the Company through indirect ownership of Class B Units and direct ownership of Class C Units in FCP and Fertitta Partners. The purpose is to promote the Company's long-term growth and profitability by aligning the interests of the Company's management with the interests of the owners of the Company and by encouraging retention. Upon the consummation of the Merger, each Named Executive Officer (with the exception of Mr. Kelley) or, in certain cases, a family trust that benefits only the Named Executive Officer and specified family members, was awarded indirect interests in Class B Units of each of FCP and Fertitta Partners. In addition, each Named Executive Officer (with the exception of Messrs. Frank J. Fertitta III, Lorenzo J. Fertitta and Mr. Kelley) or, in certain cases, a family trust that benefits only the Named Executive Officer and specified family members, was awarded Class C Units in each of FCP and Fertitta Partners upon consummation of the Merger.

        During the year ended December 31, 2008, indirect interests in Class B Units, of each of FCP and Fertitta Partners, that were previously issued upon consummation of the Merger were transferred to certain officers and management of the Company. During the year ended December 31, 2008, additional Class C Units in each of FCP and Fertitta Partners were issued to certain management of the Company. Pursuant to Mr. Kelley's employment agreement, he was awarded indirect interests in Class B Units of each FCP and Fertitta Partners and Class C Units in each of FCP and Fertitta Partners.

        For a more detailed discussion of these equity awards, see "Compensation Discussion and Analysis—Elements of Compensation—Equity-Based Compensation."

 OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

        The following table sets forth information concerning all unvested equity-based awards for the Named Executive Officers as of December 31, 2008.

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (a)	Market Value of Shares or Units of Stock That Have Not Vested ($) (b)
Current Officers:
Frank J. Fertitta III	—	—
Thomas M. Friel	127,477B	n/a
	97,859C	n/a
Richard J. Haskins	205,927B	n/a
	97,859C	n/a
Kevin L. Kelley	245,151B	n/a
	122,324C	n/a
Scott M Nielson	205,927B	n/a
	97,859C	n/a
Former Officers:
Lorenzo J. Fertitta	—	—

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

OPTION EXERCISES AND STOCK VESTED DURING 2008

        The following table sets forth information concerning the vest of the Class B Units and Class C Units in FCP and Fertitta Partners for the Named Executive Officers for the year ended December 31, 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (a)	Value Realized on Vesting ($) (b)
Current Officers:
Frank J. Fertitta III	—	—	—	—
Thomas M. Friel	—	—	44,076	n/a
Richard J. Haskins	—	—	63,689	n/a
Kevin L. Kelley	—	—	—	—
Scott M Nielson	—	—	63,689	n/a
Former Officer:
Lorenzo J. Fertitta	—	—	—	—

(a)
Represents the vesting of Class B Units and Class C Units in FCP and Fertitta Partners.

(b)
The market value of the Class B Units and Class C Units is not readily determinable as they represent equity interests in private limited liability companies. None of the Named Executive Officers has received any payments in connection with such units and neither we or our subsidiaries are obligated, nor do we expect, to pay any amounts in respect to such units.

PENSION BENEFITS AT DECEMBER 31, 2008

        The following table provides information as of December 31, 2008 with respect to the Supplemental Executive Retirement Plan (the "SERP") and the Supplemental Management Retirement Plan (the "SMRP") for each of the Named Executive Officers.

Name	Plan Name (a)	Number of Years Credited Service (#) (b)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Current Officers:
Frank J. Fertitta III	SERP	14	3,882,256	—
Thomas M. Friel	SMRP	2	84,000	—
Richard J. Haskins	SMRP	4	237,093	—
Kevin L. Kelley	SMRP	—	250,180	—
Scott M Nielson	SMRP	14	1,454,294	—
Former Officers:
Lorenzo J. Fertitta	SERP	—	—	—

(a)
The Company adopted the SERP, effective November 30, 1994 and amended on January 21, 2005, November 7, 2007 and April 17, 2008 with the Chief Executive Officer and President as the sole participant. The remaining Named Executive Officers are participants in the SMRP which was also effective November 30, 1994 and amended on November 7, 2007 and April 17, 2008.

(b)
Number of years of credited service is calculated from the later of the adoption of the SERP and SMRP or the date the Named Executive Officer became a participant in the SERP or SMRP, as applicable, and does not reflect the Named Executive Officers' actual years of service with the Company.

Discussion of Pension Benefits Table

Defined Benefit Plans

        The Company maintains two defined benefit plans for its Named Executive Officers: the SERP, in which Frank J. Fertitta III was a participant during 2008, and the SMRP, in which the other Named Executive Officers were participants during 2007.

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

        Table I below sets forth the total benefits payable to the Chief Executive Officer and President as the sole participant in the SERP ("SERP Participant"). Amounts shown in Table I represent the annual benefits to which the SERP Participant is entitled under the SERP.

TABLE I*

Remuneration ($)	At Least 65 Years Old and 10 or More Years of Service
2,250,000	1,125,000
2,500,000	1,250,000
2,750,000	1,375,000
3,000,000	1,500,000
3,250,000	1,625,000
3,500,000	1,750,000

*
Assumes normal retirement, which means retirement at age 65 at December 31, 2008.

        Subject to the limitations set forth below, the SERP provides a monthly supplemental retirement benefit (the "SERP SRB"), in addition to any other qualified or non-qualified retirement plan of the Company, equal to one-twelfth of the product of (a) 50% and (b) the average monthly regular base salary paid to the SERP Participant for the 36 months immediately preceding (but not including) the month in which the SERP Participant's retirement or other termination of employment occurred, multiplied by twelve), as determined under the SERP, as amended; provided, however, that the average annual bonus shall be limited to a maximum amount equal to 100% of the product of (i) the average monthly regular base salary paid to the SERP Participant for the 36 months immediately preceding (but not including) the month in which the SERP Participant's retirement or other termination of employment occurred), multiplied by (ii) twelve. Amounts shown in Table I represent the annual benefits to which each SERP Participant is entitled under the SERP, as amended, which amounts are then reduced by monthly benefits payable under all qualified and non-qualified defined benefit retirement plans of the Company. The amounts listed in Table I are not currently subject to any deductions for social security because the Company currently has no other defined benefit plans. The SERP Participant will become vested in accrued SERP SRBs upon the later of (a) the attainment of age 65 and (b) the completion of ten years of service after the effective date of the plan, or, if a Change of Control (as defined in the SERP) occurs, the SERP Participant will become fully vested in the SERP SRB.

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

  Supplemental Management Retirement Plan

        Effective November 30, 1994, the Company adopted the SMRP, which is a defined benefit plan. On November 7, 2007, the Company amended the SMRP for the purpose of updating the "Change of Control" definition under the plan and confirming that the Merger would not constitute a "Change of Control" for purposes of the plan, while on April 17, 2008, the Company further amended the SMRP for the purpose of increasing the Early Retirement Date (as defined in the SMRP) for participants from age 55 to age 60 and increasing the Normal Retirement Date (as defined in the SMRP) for participants from age 60 to age 65. Table II below sets forth the total benefits payable to the Named Executive Officers (other than the Chief Executive Officer and President) selected by the Board of Directors to participate in the SMRP. Amounts shown in Table II represent the annual benefits to which the covered Named Executive Officers are entitled under the SMRP.

TABLE II*

Remuneration ($)	At Least 65 Years Old and 10 or More Years of Service
450,000	180,000
600,000	240,000
750,000	300,000
900,000	360,000
1,050,000	420,000
1,200,000	480,000

*
Assumes normal retirement, which means retirement at age 65 at December 31, 2008.

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

Assumptions Made in Calculating the Present Value of Accumulated Pension Benefits

        In order to calculate the present value of accumulated benefits as of December 31, 2008, the following assumptions were made:

  Assumed Retirement Age

        The assumed retirement age is the normal retirement age defined in the applicable plan (age 65 as of December 31, 2008), and the earliest unreduced retirement age, if applicable. Since unreduced benefits are not available prior to age 65 and all Named Executive Officers are under age 65, age 65 was used for all Named Executive Officers.

  Discount Rates

        The discount rate used in calculating year-end 2008 is 5.5%.

  Mortality

        The assumed mortality is the RP-2000 white collar mortality table for males and females, as developed and approved by the Society of Actuaries, projected for 25 years. Because pre-retirement decrements are not included in the calculation, the mortality assumption affects only post-retirement present values.

  Form of Payment

        Consistent with assumptions used for financial statement purposes, married participants are assumed to elect unreduced 50% joint and survivor annuity, with 15 years of guaranteed payments. For unmarried participants, the annuity is an unreduced single life annuity with 15 years of guaranteed payments. Actual spouse data was used in calculating present values.

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

NONQUALIFIED DEFERRED COMPENSATION IN 2008

Name	Plan(a)	Executive Contributions in Last FY ($) (b)	Company Contributions in Last FY ($) (c)	Aggregate Earnings (Loss) in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Current Officers:
Thomas M. Friel	DCPM	45,192	11,298	(328,812)	—	687,483
Richard J. Haskins	DCPM	28,685	14,342	(329,723)	—	510,556
Scott M Nielson	DCPM	43,385	21,692	(171,628)	—	384,258
Scott M Nielson	DCPE	—	—	(3,632,937)	—	6,661,024

(a)
The Company offers both the DCPE and DCPM. See further discussion on details of the plans below.

(b)
Amounts deferred are included in the Summary Compensation Table as Salary for the respective Named Executive Officer.

(c)
Amounts included in Summary Compensation Table as Other Compensation for the respective Named Executive Officer.

(d)
Amount represents change in market value for investments. None of these amounts included in this column are included in the Summary Compensation Table.

Discussion of Nonqualified Deferred Compensation Table

        In addition to the defined benefit plans that it maintains for its executives, the Company also maintains two deferred compensation plans in which the Named Executive Officers were eligible to participate in 2008: the Deferred Compensation Plan For Executives (the "DCPE"), in which Mr. Nielson has a balance and the Deferred Compensation Plan For Management (the "DCPM"), to which Messrs. Friel, Haskins and Nielson are participants as of December 31, 2008.

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

        As of January 2005, deferrals were no longer being made into the DCPE as the Named Executive Officers elected to participate in the DCPM instead. As of December 31, 2008, Mr. Nielson was the only Named Executive Officer with a balance in the DCPE. The participant's account balance is invested in various money market funds, stocks (excluding Company common stock), bonds, government securities and mutual funds.

        The DCPM, in effect as of November 30, 1994, as amended and restated as of January 1, 2001, as amended as of August 13, 2007, and as further amended as of November 11, 2007, is a deferred compensation plan for a select group of management and highly compensated employees who are selected for participation by the Board of Directors. Participants may defer up to 90% of their regular base salary and 100% of any special and/or discretionary bonuses and receive a Company match of up to 5% of any base salary and bonus deferred under the DCPM. Effective January 1, 2009, the Company elected to suspend the employer match. If the Named Executive Officer is terminated, any accrued balance existing under the matching and supplemental accounts shall be paid to the Named Executive Officer as soon as practicable after such termination. Hardship distributions are permitted under the plan in the event of an unforeseeable emergency, and will be limited to the amount shown to be necessary to meet the emergency. All contributions to the DCPM are invested in multiples of 1% as designated by the participant. A participant may direct his or her contributions into a select group of investment options.

 POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE OF CONTROL

        The following tables set forth the estimated current value of benefits that could be paid to each of our Named Executive Officers upon the occurrence of various termination events. The tables reflect the amounts that would be payable under the various arrangements if the event in question occurred as of December 31, 2008. Actual amounts payable upon a triggering event could differ materially from the amounts reported in the following table.

Frank J. Fertitta III

Executive Benefits and Payments Upon Termination	Retirement ($) (a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($) (b)	Change in Control— Termination by Executive without Good Reason ($) (c)
Salary (d)	—	4,500,000	4,500,000	19,800,000	—	19,800,000	15,840,000
Bonus	—	—	—	—	2,700,000	—	—
Benefits and Perquisites
Post-employment Health Care (e)	—	—	1,000	1,000	—	1,000	1,000
Supplemental Executive Retirement Plan (f)	—	—	—	—	1,496,034	1,496,034	—
Life Insurance (g)	—	70,000,000	—	—	217,000	217,000	—

(a)
Frank J. Fertitta III was not eligible to receive any retirement benefits as of December 31, 2008.

(b)
Benefits are payable if at any time subsequent to a Change in Control, Frank J. Fertitta III's employment is terminated by the Company without Cause or by Frank J. Fertitta III for Good Reason (as each term is defined in his employment agreement).

(c)
If the termination by Frank J. Fertitta III without Good Reason (as defined in his employment agreement) occurred any time after the first twelve months following a Change in Control, he would be entitled to a lump-sum payment of $19.8 million.

(d)
In the event of death or disability, Frank J. Fertitta III or beneficiary would receive his current monthly salary for a period of 24 months. Amounts for death or disability represent Frank J. Fertitta III's monthly salary for the entire 24-month period. In the event of termination without Cause, Frank J. Fertitta would receive a lump sum payment equal to four times 220% of his base salary at the time of termination of his employment. In the event of termination by Frank J. Fertitta without Good Reason within one year following a Change a Control, he would receive a lump sum payment equal to 80% of four times 220% of his base salary at the time of termination of his employment.

(e)
Frank J. Fertitta III is entitled to continuation of benefits for a period of 60 months or a value-equivalent lump-sum payment. Amount is estimated based on 2008 costs related to the Exec-U-Care program and represents the annual costs.

(f)
Amount represents the unreduced annual payment to be paid to Frank J. Fertitta III. The SERP supplemental retirement benefit payments will be made for no less than 15 years after the date on which Frank J. Fertitta III begins to receive payments; provided, however, that in the event of a Change in Control (as defined in his employment agreement), Frank J. Fertitta III will be entitled to receive a lump-sum payment of the economic equivalent of Frank J. Fertitta III receiving payments under the SERP for a period of 15 years.

(g)
In the event of death, a payment of $70.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2008 premiums paid by the Company and represent the annual costs.

Thomas M. Friel

Executive Benefits and Payments Upon Termination	Retirement ($) (a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($) (b)	Change in Control— Termination by Executive without Good Reason ($) (c)
Salary (d)	—	—	—	2,160,000	—	2,160,000	2,160,000
Bonus	—	—	—	—	—	—	—
Class B Units and Class C Units:
Vesting Accelerated (e)	—	—	—	—	—	—	—
Benefits and Perquisites
Post-employment Health Care (f)	—	—	—	2,500	—	2,500	2,500
Supplemental Management Retirement Plan (g)	—	—	—	—	—	175,333	175,333
Long-Term Stay-On Performance Incentive Plan	—	—	—	—	—	250,000	—
Life Insurance (h)	—	4,000,000	—	—	—	4,000	4,000

(a)
Mr. Friel was not eligible to receive any retirement benefits as of December 31, 2008.

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

(f)
Mr. Friel is entitled to continuation of medical insurance for a period of 36 months or a value-equivalent lump-sum payment. Amount is estimated based on 2008 costs related to the Exec-U-Care program and represents the annual costs.

(g)
Amount represents unreduced annual benefit payable as a single life annuity with 15 years of guaranteed payments beginning at age 65.

(h)
In the event of death, a payment of $4.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2008 premiums paid by the Company and represent the annual costs.

Richard J. Haskins

Executive Benefits and Payments Upon Termination	Retirement ($) (a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($) (b)	Change in Control— Termination by Executive without Good Reason ($) (c)
Salary (d)	—	—	—	2,851,200	—	2,851,200	2,851,200
Bonus	—	—	—	—	—	—	—
Class B Units and Class C Units:
Vesting Accelerated (e)	—	—	—	—	—	—	—
Benefits and Perquisites
Post-employment Health Care (f)	—	—	—	1,000	—	1,000	1,000
Supplemental Management Retirement Plan (g)	—	—	—	—	—	254,269	254,269
Long-Term Stay-On Performance Incentive Plan	—	—	—	—	—	125,000	—
Life Insurance (h)	—	4,000,000	—	—	—	3,000	3,000

(a)
Mr. Haskins was not eligible to receive any retirement benefits as of December 31, 2008.

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

(f)
Mr. Haskins is entitled to continuation of benefits for a period of 36 months or a value-equivalent lump-sum payment. Amount represents annual costs based on 2008 costs related to the Exec-U-Care program and represents the annual costs.

(g)
Amount represents unreduced annual benefit payable as a 50% joint and survivor annuity with 15 years of guaranteed payments beginning at age 65.

(h)
In the event of death, a payment of $4.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2008 premiums paid by the Company and represent the annual costs.

Kevin L. Kelley

Executive Benefits and Payments Upon Termination	Retirement ($) (a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($) (b)	Change in Control— Termination by Executive without Good Reason ($) (c)
Salary (d)	—	—	—	4,800,000	—	4,800,000	4,800,000
Bonus	—	—	—	—	—	—	—
Class B Units and Class C Units:
Vesting Accelerated (e)	—	—	—	—	—	—	—
Benefits and Perquisites
Post-employment Health Care (f)	—	—	—	1,000	—	1,000	1,000
Supplemental Management Retirement Plan (g)	—	—	—	—	—	400,000	400,000
Life Insurance (h)	—	4,000,000	—	—	—	7,000	7,000

(a)
Mr. Kelley was not eligible to receive any retirement benefits as of December 31, 2008.

(b)
Benefits are payable if within five years following a Change in Control, Mr. Kelleys' employment is terminated by the Company without Cause or by Mr. Kelley for Good Reason (as each term is defined in his employment agreement).

(c)
Benefits are payable if Mr. Kelley his employment without Good Reason within 90 days following the first anniversary of a Change in Control.

(d)
In the event of termination after a Change in Control, Mr. Kelley would receive a lump sum payment equal to the greater of (i) three times 160% of his base salary at the time of the Change in Control or (ii) three times 160% of his base salary at the time of termination of his employment.

(e)
Upon the occurrence of a Change in Control, all unvested Class B Units and Class C Units shall immediately vest. The market value of the Class B Units and Class C Units is not readily determinable as they represent equity interests in private limited liability companies.

(f)
Mr. Kelley is entitled to continuation of benefits for a period of 36 months or a value-equivalent lump-sum payment. Amount represents annual costs based on 2008 costs related to the Exec-U-Care program and represents the annual costs.

(g)
Amount represents unreduced annual benefit payable as a 50% joint and survivor annuity with 15 years of guaranteed payments beginning at age 65.

(h)
In the event of death, a payment of $4.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2008 premiums paid by the Company and represent the annual costs.

Scott M Nielson

Executive Benefits and Payments Upon Termination	Retirement ($) (a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($) (b)	Change in Control— Termination by Executive without Good Reason ($) (c)
Salary (d)	—	—	—	4,147,200	—	4,147,200	4,147,200
Bonus	—	—	—	—	—	—	—
Class B Units and Class C Units:
Vesting Accelerated (e)	—	—	—	—	—	—	—
Benefits and Perquisites
Post-employment Health Care (f)	—	—	—	11,000	—	11,000	11,000
Supplemental Management Retirement Plan (g)	—	—	—	—	—	370,513	370,513
Special Long-Term Disability Plan (h)	—	—	778,800	—	—	—	—
Life Insurance (i)	—	7,500,000	—	—	—	6,000	6,000

(a)
Mr. Nielson was not eligible to receive any retirement benefits as of December 31, 2008.

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

(f)
Mr. Nielson is entitled to continuation of benefits for a period of 36 months or a value-equivalent lump-sum payment. Amount represents annual costs based on 2008 costs related to the Exec-U-Care program and represents the annual costs.

(g)
Amount represents unreduced annual benefit payable as a 50% joint and survivor annuity with 15 years of guaranteed payments beginning at age 65.

(h)
Amount represents 66% of the average base salary and bonus for the two plan years immediately preceding (but not including) the year in which Mr. Nielson's employment is terminated due to disability. Benefit will be reduced by any benefit Mr. Nielson receives from all other disability plans sponsored by the Company, if any.

(i)
In the event of death, a payment of $7.5 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2008 premiums paid by the Company and represent the annual costs.

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

        "Cause" is defined under the employment agreements of the Named Executive Officers (other than Frank J. Fertitta III) as any event in which the Named Executive Officer:

  •
  has been convicted of any felony;

  •
  has been found unsuitable to hold a gaming license by a final non-appealable decision of the Nevada Gaming Commission; or

  •
  in carrying out his duties under the employment agreement, has engaged in acts or omissions constituting gross negligence or willful misconduct resulting, in either case, in material economic harm to the Company.

        "Cause" is defined under the employment agreement of Frank J. Fertitta III as any event in which the Named Executive Officer has been found unsuitable to hold a gaming license by final, non-appealable decision of the Nevada Gaming Commission.

        "Good Reason" is defined under the employment agreements of the Named Executive Officers (other than Frank J. Fertitta III) as the occurrence of one or more of the following events without the Named Executive Officer's prior written consent following a Change in Control:

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

        "Good Reason" is defined under the employment agreement of Frank J. Fertitta III as the occurrence of one or more of the following events without the Named Executive Officer's prior written consent:

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

Termination As A Result Of Death Or Disability

        In the event that a Named Executive Officer is terminated as a result of his death or Disability, he or his legal representative will receive all salary due to the Named Executive Officer under his employment agreement as of the date of his death or Disability, and, in the case of Frank J. Fertitta III, his then current salary for 24 months. In addition, each Named Executive Officer will receive any awarded but unpaid annual and supplemental bonus and a pro-rated bonus for the year of death or Disability, plus payment of any deferred compensation or bonuses, and in the case of Frank J. Fertitta III, immediate vesting of restricted stock and unvested stock options and continuation of health and welfare benefits for 60 months (or, at such Named Executive Officer's option, a lump-sum payment of the economic equivalent thereof).

Termination Without Cause Prior To A Change In Control

        In the event a Named Executive Officer (other than Frank J. Fertitta III) is terminated without Cause, other than due to death or Disability, prior to a Change in Control, the Named Executive Officer will receive a payment equal to three times 160% of such Named Executive Officer's base salary, a portion of which is conditioned upon the Named Executive Officer's entrance into a general release of any claims against the Company and its affiliates and subsidiaries, and each of their agents, employees, managers, representatives, officers, directors, advisors, successors and assigns, relating to his employment with the Company or the termination of his employment with the Company. In the event of Frank J. Fertitta III's termination without Cause or for Good Reason prior to a Change in Control, he will receive a payment equal to four times 220% of his base salary. If any Named Executive Officer (other than Frank J. Fertitta III) is terminated without Cause, other than due to death or Disability, prior a Change in Control, he will also receive any bonus awarded but not yet paid, immediate vesting of any deferred compensation or bonuses, 180 days to exercise all vested options, and continuation of medical insurance for 36 months. If the employment of Frank J. Fertitta III is terminated without Cause or for Good Reason prior to a Change in Control, he will also receive any bonus awarded but not yet paid, a pro-rated bonus for the year of termination, any deferred compensation or bonus, continuation of health and welfare benefits for 60 months (or, at such Named Executive Officer's option, a lump-sum payment of the economic equivalent thereof) and immediate vesting of all restricted stock and unvested stock options and the ability to exercise the vested options for the remaining term of such stock options.

Change In Control—No Termination

        Immediately upon the occurrence of a Change in Control, the Named Executive Officers will be entitled to immediate vesting of all restricted stock, stock options, phantom stock units and stock appreciation rights, immediate vesting of any deferred compensation or bonus, and Frank J. Fertitta III will also be entitled to (i) annual bonuses of at least 120% of base salary, (ii) a lump-sum payment equal to the economic equivalent of such Named Executive Officer receiving payments under the SERP for a period of fifteen years (with such amount determined as if the Named Executive Officer were immediately eligible for early retirement under the SERP as of the termination date without penalty for early retirement), and (iii) continued funding of life insurance policies.

Change In Control—Termination By The Company Without Cause Or By The Named Executive Officer With or Without Good Reason

        Additionally, if the employment of any Named Executive Officer (other than Frank J. Fertitta III) is terminated following a Change in Control by the Named Executive Officer without Good Reason within 90 days following the first anniversary of a Change in Control, the Named Executive Officer will be entitled to a payment equal to the greater of three times 160% of his base salary at the time of the Change in Control or at the time of termination, a pro-rata bonus, immediate vesting of his supplemental retirement benefits under the SMRP, continued funding of life insurance policies, and continuation of medical insurance for 36 months (or, at such Named Executive Officer's option, a lump-sum payment of the economic equivalent thereof). If the employment of any Named Executive Officer (other than Frank J. Fertitta III) is terminated within five years following a Change in Control, either by the Company without Cause or by the Named Executive Officer for Good Reason, the Named Executive Officer will be entitled to the benefits described in the preceding sentence and immediate vesting and pay-out of all amounts set forth in his Long-Term Stay-On Agreement, if applicable. In the event that Frank J. Fertitta III's employment is terminated following a Change in Control, either by the Company without Cause, by such Named Executive Officer with Good Reason, or by such Named Executive Officer without Good Reason after one year of such Change of Control, such Named Executive Officer will be entitled to receive, a payment equal to four times 220% of his base salary, a pro-rata bonus and continuation of medical insurance for 60 months. In the event that Frank J. Fertitta III's employment is terminated by such Named Executive Officer without Good Reason within one year following a Change in Control, such Named Executive Officer will be entitled to receive, a payment equal to 80% of four times 220% of his base salary.

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

 DIRECTOR COMPENSATION FOR 2008

        The following table discloses the compensation for our director for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
James E. Nave, D.V.M.	75,000	—	75,000

Discussion of Director Compensation Table

        Following the Merger, the Board of Directors set Dr. Nave's annual compensation for his services to the Company as a member of the Board of Directors (including all committees thereof) as $75,000 per year. No other directors will receive compensation for their services to the Company as members of the Board of Directors.

GOVERNANCE AND COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION

        Since we currently do not have a standing compensation committee, the functions that were performed by the Governance and Compensation Committee prior to the Merger are now performed by the Board of Directors as a whole. The members of our Board of Directors are Frank J. Fertitta III, Lorenzo J. Fertitta, Thomas J. Barrack, Jr., Jonathan H. Grunzweig and Dr. James E. Nave, D.V.M. Frank J. Fertitta III is a current officer and employee of the Company and officer of certain of our subsidiaries. During 2008, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of our Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS OF THE COMPANY

        The following table sets forth, as of December 31, 2008, certain information regarding the shares of voting common stock beneficially owned by each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of common stock, by each director and Named Executive Officer and by all Named Executive Officers and directors as a group.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Currently Owned (4)	Acquirable Within 60 days	Percent of Class
FCP VoteCo, LLC (1)	41.7	—	100.0
Frank J. Fertitta III (2)	13.9	—	33.3
Lorenzo J. Fertitta (2)	13.9	—	33.3
Thomas J. Barrack, Jr. (3)	13.9	—	33.3
Named Executive Officers and Directors as a Group (3 persons)	41.7	—	100.0

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

 PRINCIPAL STOCKHOLDERS OF FERTITTA PARTNERS LLC

        The following table sets forth, as of December 31, 2008, certain information regarding the membership interests beneficially owned by each person who is known by the Company to beneficially own in excess of 5% of the outstanding units of Fertitta Partners LLC, by each director and Named Executive Officer and by all Named Executive Officers and directors as a group.

Name and Address of Beneficial Owner (1)	Class A Units (2)	% of Class A Units	Class B Units	% of Class B Units	Class C Units	% of Class C Units
FCP Class B Holdco, LLC (3)	—	—	1,769,479	100.0%	—	—
Frank J. Fertitta III	3,979,884	39.7%	734,357	41.6%	—	—
Lorenzo J. Fertitta	4,038,153	40.3%	734,357	41.6%	—	—
Blake L. Sartini & Delise F. Sartini (4)	1,653,984	16.5%	—	—	—	—
Scott M Nielson	222,223	2.2%	58,984	3.3%	29,431	8.2%
Richard J. Haskins	33,334	*	58,984	3.3%	29,431	8.2%
Kevin L. Kelley	—	—	58,984	3.3%	29,431	8.2%
Thomas M. Friel	5,556	*	35,389	2.0%	29,431	8.2%
Named Executive Officers and Directors as a Group (5)	8,279,150	82.6%	1,681,055	95.1%	117,724	32.7%

*
Less than 1%

(1)
The address of each of the stockholders in this table other than Blake L. Sartini and Delise F. Sartini is: c/o Station Casinos, Inc., 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

(2)
In connection with the Merger, Class A Units in Fertitta Partners LLC were issued to the investors, including members of senior management who directly or indirectly reinvested all or a portion of their Station Casinos, Inc. equity and/or cash, in respect of their capital contributions to Fertitta Partners LLC. As of December 31, 2008, Fertitta Partners LLC had 10,027,049 Class A Units issued and outstanding.

(3)
The members of FCP Class B Holdco, LLC include Frank J. Fertitta III, Lorenzo J. Fertitta, Scott M Nielson, Richard J. Haskins, Kevin L. Kelley, Thomas M. Friel and other members of management.

(4)
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

(5)
Named Executive Officers and Directors as Group consist of 5 persons for Class A Units, 6 persons for Class B Units and 4 persons for Class C Units.

 PRINCIPAL STOCKHOLDERS OF FERTITTA COLONY PARTNERS LLC

        The following table sets forth, as of December 31, 2008, certain information regarding the membership interests beneficially owned by each member who is known by the Company to beneficially own in excess of 5% of the outstanding units of Fertitta Colony Partners LLC, by each director and Named Executive Officer and by all Named Executive Officers and directors as a group.

Name and Address of Beneficial Owner (1)	Class A Units	% of Class A Units	Class B Units (2)	% of Class B Units	Class C Units (3)	% of Class C Units
FC Investor, LLC (4)	31,647,789	100.0%	—	—	—	—
FCP Class B Holdco, LLC (5)	—	—	5,584,904	100.0%	—	—
Frank J. Fertitta III	—	—	2,317,808	41.5%	—	—
Lorenzo J. Fertitta	—	—	2,317,808	41.5%	—	—
Scott M Nielson	—	—	186,167	3.3%	92,893	8.2%
Richard J. Haskins	—	—	186,167	3.3%	92,893	8.2%
Kevin L. Kelley	—	—	186,167	3.3%	92,893	8.2%
Thomas M. Friel	—	—	111,699	2.0%	92,893	8.2%
Named Executive Officers and Directors as a Group (6)	—	—	5,305,816	95.0%	371,572	32.8%

(1)
The address of each of the stockholders in this table other than FC Investor, LLC is: c/o Station Casinos, Inc., 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

(2)
The Class B Units vest equally over five years with the exception of Frank J. Fertitta III and Lorenzo J. Fertitta which vested upon grant.

(3)
The Class C Units vest equally over five years.

(4)
Thomas J. Barrack, Jr., a director of Station Casinos, Inc. and is the Chairman and Chief Executive Officer of FC Investor, LLC. The address for FC Investor, LLC is: 1999 Avenue of the Stars, Suite 1200, Los Angeles, California 90067.

(5)
The members of FCP Class B Holdco, LLC include Frank J. Fertitta III, Lorenzo J. Fertitta, Scott M Nielson, Richard J. Haskins, Kevin L. Kelley, Thomas M. Friel and members of management.

(6)
Named Executive Officers and Directors as Group consist of 6 persons for Class B Units and 4 persons for Class C Units.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Boulder Station Lease

        The Company entered into a ground lease for 27 acres of land on which Boulder Station is located. The Company leases this land from KB Enterprises, a company owned by Frank J. Fertitta, Jr. and Victoria K. Fertitta (the "Related Lessor"), the parents of Frank J. Fertitta III, Chairman of the Board, Chief Executive Officer and President of the Company and Lorenzo J. Fertitta, Vice Chairman of the Board. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through May 2018. In June 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In June 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals with the next option in June 2013, to purchase the land at fair market value. In connection with the CMBS Loans, the Boulder Station ground lease is subleased back to Boulder Station by the Company. The CMBS Loans are secured by, among other things, a perfected first priority leasehold deed of trust on the leasehold estate of the tenant (previously Boulder Station but now FCP PropCo, LLC) under the Boulder Ground Lease. The Company believes that the terms of the ground lease are as fair to the Company as could be obtained from an independent third party.

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

Zuffa, LLC

        We have purchased tickets to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship ("UFC") and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the year ended December 31, 2008, we made payments to Zuffa for $688,535 for ticket purchases to, and closed circuit viewing fees of, UFC events. In the year ended December 31, 2007, ticket purchases to Zuffa totaled $287,850. In addition, in September 2008 Zuffa and a wholly-owned subsidiary of the Company entered into a month-to-month license agreement whereby Zuffa has the rights to a previously unused portion at Palace Station for general office and administrative use. Payments received by the Company related to this license agreement totaled approximately $21,000.

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

DIRECTOR INDEPENDENCE

        Our Board of Directors is composed of Frank J. Fertitta III, Lorenzo J. Fertitta, Thomas J. Barrack, Jr., Jonathan H. Grunzweig and Dr. James E. Nave, D.V.M. Our Board of Directors currently has one standing committee, the Audit Committee.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDITOR FEES AND SERVICES

        In addition to performing the audit of the Company's consolidated financial statements for the years ended December 31, 2008 and 2007, Ernst & Young LLP also performed quarterly reviews of the Company's consolidated financial statements and various other services during 2008 and 2007 (including services incurred under Section 404 of the Sarbanes-Oxley Act of 2002) which are included in audit fees below. The aggregate fees billed or accrued for 2008 and 2007 for each of the following categories of services are set forth below:

	2008	2007
Audit Fees	$1,179,789	$916,129
Audit-Related Fees	24,750	702,455
Tax Fees	148,283	40,672
All Other Fees	—	—

        Ernst & Young LLP did not provide any services related to financial information systems design and implementation during 2008 or 2007. The fees paid for tax services were primarily related to reviews of the Company's tax returns, tax analysis of the Merger and technical services. Audit-related fees include fees paid for audits of employee benefit plans and consultation in relation to the Merger.

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

        The Audit Committee approved all services provided by Ernst & Young LLP.

CERTIFICATIONS

        The Chief Executive Officer and the Chief Accounting Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2008.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
3. Exhibits

        The following exhibits are being filed herewith:

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
None

(c)
None

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS, INC.
Dated: April 30, 2009	By:	/s/ FRANK J. FERTITTA III Frank J. Fertitta III Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III Frank J. Fertitta III	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 30, 2009
/s/ LORENZO J. FERTITTA Lorenzo J. Fertitta	Vice Chairman and Director	April 30, 2009
/s/ THOMAS M. FRIEL Thomas M. Friel	Executive Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	April 30, 2009
/s/ THOMAS J. BARRACK, JR. Thomas J. Barrack, Jr.	Director	April 30, 2009
/s/ JAMES E. NAVE James E. Nave	Director	April 30, 2009
/s/ JONATHAN H. GRUNZWEIG Jonathan H. Grunzweig	Director	April 30, 2009

QuickLinks

EXPLANATORY NOTE
PART III
MERGER
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
CODE OF ETHICS
AUDIT COMMITTEE FINANCIAL EXPERT
  ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE REPORT
SUMMARY COMPENSATION TABLE
GRANTS OF PLAN-BASED AWARDS IN 2008
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008
OPTION EXERCISES AND STOCK VESTED DURING 2008
PENSION BENEFITS AT DECEMBER 31, 2008
TABLE I
TABLE II
NONQUALIFIED DEFERRED COMPENSATION IN 2008
POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE OF CONTROL
DIRECTOR COMPENSATION FOR 2008
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
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
PROCEDURES FOR REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS
DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
AUDITOR FEES AND SERVICES
PRE-APPROVAL POLICIES AND PROCEDURES
CERTIFICATIONS
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES