Form 10-Q
period 2009-03-31
STATION CASINOS INC
filed 2009-05-14
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

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

         As of April 30, 2009 there were 41.7 shares outstanding of the registrant's voting common stock, $0.01 par value and 41,674,838 shares outstanding of the registrant's non-voting common stock, $0.01 par value. The issued and outstanding equity securities of the registrant are not publicly traded and are all owned by FCP Holding Inc., Fertitta Partners LLC and FCP VoteCo LLC.

STATION CASINOS, INC.
INDEX

Part 1. Financial Information

Item 1.    Financial Statements

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$340,605	$458,064
Restricted cash	63,095	14,961
Receivables, net	52,599	42,271
Inventories	11,010	11,509
Prepaid gaming tax	16,581	18,505
Prepaid expenses	18,543	16,818
Due from unconsolidated affiliate	5,072	5,011

Total current assets	507,505	567,139
Property and equipment, net	2,990,209	3,016,169
Goodwill	366,484	366,484
Intangible assets, net	588,142	602,218
Land held for development	904,354	912,966
Investments in joint ventures	45,210	43,550
Due from unconsolidated affiliate	10,000	—
Native American development costs	209,722	206,382
Other assets, net	140,873	116,728

Total assets	$5,762,499	$5,831,636

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$3,183,467	$2,977,364
Accounts payable	11,750	13,986
Construction contracts payable	595	9,428
Accrued interest payable	98,451	61,616
Accrued expenses and other current liabilities	88,332	116,027

Total current liabilities	3,382,595	3,178,421
Long-term debt, less current portion	2,554,780	2,804,789
Deferred income tax, net	420,947	396,724
Other long-term liabilities, net	109,448	129,026

Total liabilities	6,467,770	6,508,960

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,940,612	2,936,949
Accumulated other comprehensive loss	(6,191)	(8,290)
Accumulated deficit	(3,640,109)	(3,606,400)

Total stockholders' deficit	(705,271)	(677,324)

Total liabilities and stockholders' deficit	$5,762,499	$5,831,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating revenues:
Casino	$203,122	$249,442
Food and beverage	53,375	60,965
Room	21,931	30,300
Other	15,155	19,327
Management fees	14,019	18,746

Gross revenues	307,602	378,780
Promotional allowances	(24,854)	(26,463)

Net revenues	282,748	352,317

Operating costs and expenses:
Casino	83,002	95,771
Food and beverage	31,229	41,686
Room	8,584	10,363
Other	4,386	7,316
Selling, general and administrative	55,074	63,187
Corporate	11,586	11,768
Development	648	727
Depreciation and amortization	53,517	57,239
Preopening	1,742	2,130
Write-downs and other charges, net	5,250	2,209

	255,018	292,396

Operating income	27,730	59,921
Earnings from joint ventures	1,663	8,526

Operating income and earnings from joint ventures	29,393	68,447

Other expense:
Interest expense, net	(92,050)	(97,346)
Interest and other expense from joint ventures	(7,633)	(9,254)
Change in fair value of derivative instruments	19,018	(58,432)
Gain on early retirement of debt	40,348	—

	(40,317)	(165,032)

Loss before income taxes	(10,924)	(96,585)
Income tax (provision) benefit	(22,785)	25,721

Net loss	$(33,709)	$(70,864)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(33,709)	$(70,864)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,517	57,239
Change in fair value of derivative instruments	(19,018)	58,432
Gain on early retirement of debt	(40,348)	—
Amortization of debt discount and issuance costs	9,772	9,425
Share-based compensation	3,561	3,371
Loss from joint ventures	5,970	728
Changes in assets and liabilities:
Restricted cash	(48,134)	(12,447)
Receivables, net	(10,328)	(2,407)
Inventories and prepaid expenses	698	(594)
Deferred income tax	22,750	(25,992)
Accounts payable	(2,236)	1,275
Accrued interest	36,835	(32,968)
Accrued expenses and other current liabilities	(31,723)	(6,593)
Other, net	(4,707)	(80)

Total adjustments	(23,391)	49,389

Net cash used in operating activities	(57,100)	(21,475)

Cash flows from investing activities:
Capital expenditures	(14,156)	(35,147)
Proceeds from sale of land, property and equipment	117	1,352
Due from unconsolidated affiliate	(10,061)	—
Investments in joint ventures	(1,920)	(35,020)
Distributions in excess of earnings from joint ventures	677	792
Construction contracts payable	(8,833)	(9,729)
Native American development costs	(3,340)	(3,131)
Other, net	340	(1,597)

Net cash used in investing activities	(37,176)	(82,480)

Cash flows from financing activities:
Payments under Credit Agreement with maturity dates less than three months, net	—	(102,100)
Proceeds from the issuance of land loan	—	200,000
Payments under Term Loan with maturity dates less than three months, net	(625)	—
Payments of financing costs	(17,881)	(5,253)
Redemption of senior subordinated notes	(1,460)	—
Other, net	(3,217)	(658)

Net cash (used in) provided by financing activities	(23,183)	91,989

Cash and cash equivalents:
Decrease in cash and cash equivalents	(117,459)	(11,966)
Balance, beginning of period	458,064	96,392

Balance, end of period	$340,605	$84,426

Supplemental cash flow disclosures:
Cash paid for interest, net of $3,477 and $6,245 capitalized, respectively	$44,800	$120,023
Debt settlement in land sale	4,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

        Station Casinos, Inc. (the "Company", "Station", "we", "our" or "us"), a Nevada corporation, is a gaming and entertainment company that currently owns and operates ten major hotel/casino properties (two of which are 50% owned) and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying condensed consolidated financial statements include the accounts of Station, its wholly-owned subsidiaries and MPM Enterprises, LLC (which is 50% owned by Station and required to be consolidated). Investments in all other 50% or less owned affiliated companies are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

        The accompanying condensed consolidated financial statements included herein have been prepared by Station, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

        Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2008 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

  Overview of Recent Developments

        As a result of recent macroeconomic conditions, including the credit crisis and a decrease in consumer confidence levels, we have experienced a significant reduction in net revenues. For the quarters ended December 31, 2008 and March 31, 2009, we were not in compliance with the financial covenants, as defined in our senior secured credit agreement (the "Credit Agreement"). We have elected not to make a scheduled $14.6 million interest payment that was due on February 1, 2009 to holders of the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), a scheduled $15.5 million interest payment that was due on February 15, 2009, to holders of the Company's $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), a scheduled $24.1 million interest payment that was due on March 1, 2009 to holders of the Company's $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"), a scheduled $9.9 million interest payment that was due on March 15, 2009, to holders of the Company's $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") and a scheduled $13.5 million interest payment that was due on April 1, 2009 to holders of the Company's $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes"). The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes ended on March 3, March 17, March 31, April 14 and May 1, 2009, respectively.

        On February 3, 2009, we announced we were soliciting (the "Acceptance Solicitation") from eligible institutional holders (each, a "Holder" and collectively, the "Holders") of our outstanding 2012 Senior Notes and 2016 Senior Notes (referred to, with the 2012 Senior Notes as the "Senior Notes"), and Holders

1. Basis of Presentation (Continued)

of our outstanding 2014 Subordinated Notes, 2016 Subordinated Notes and 2018 Subordinated Notes (referred to, collectively with the 2014 Subordinated Notes and the 2016 Subordinated Notes, as the "Subordinated Notes" and collectively with the Senior Notes, the "Notes") ballots for a vote in favor of a plan of reorganization for the resolution of outstanding claims against the Company. The Acceptance Solicitation terminated on April 10, 2009 and the plan of reorganization was not approved.

        On March 2, 2009, we entered into a forbearance agreement (the "Note Forbearance Agreement") with the Holders of a majority in principal amount of each of the Notes. In addition, on March 2, 2009, we also entered into a forbearance agreement with the lenders (the "Lenders") holding a majority of the commitments under our Credit Agreement (the "Credit Forbearance Agreement" and together with the Note Forbearance Agreement, the "Forbearance Agreements" and, individually, each a "Forbearance Agreement").

        On April 14, 2009, we entered into an Amendment to Forbearance Agreement (the "Amendment to Note Forbearance Agreement") and a First Amendment to Forbearance Agreement (the "Amendment to Credit Forbearance Agreement", together with the Amendment to Note Forbearance Agreement, the "Amendment to Forbearance Agreements" and, individually, each an "Amendment to Forbearance Agreement").

        Pursuant to the terms of the Amendment to Note Forbearance Agreement, the holders of Notes agreed to waive certain events of default specified therein during the Forbearance Period (as defined hereinafter) and forbear during the Forbearance Period from the exercise of remedies with respect to such events of default, including (i) the failure by the Company to pay the interest due and payable under the 2014 Subordinated Notes on February 1, 2009 on or prior to March 3, 2009, (ii) the failure by the Company to pay the interest due and payable under the 2016 Senior Notes on February 15, 2009 on or prior to March 17, 2009, (iii) the failure by the Company to pay the interest due and payable under the 2016 Subordinated Notes on March 1, 2009 on or prior to March 31, 2009, (iv) the failure by the Company to pay the interest due and payable under the 2018 Subordinated Notes on March 15, 2009 on or prior to April 14, 2009, (v) the failure by the Company to pay the interest due and payable under the 2012 Senior Notes on April 1, 2009 on or before May 1, 2009, and (vi) any event of default arising as a result of the occurrence of a default under the Company's Completion Guaranty dated October 5, 2007, arising by reason of a demand for performance by the Company thereunder or a cross default thereunder to the Aliante Financing (the "Specified Events of Default"). The "Forbearance Period" means the period of time commencing on March 2, 2009 and ending on the earlier of May 15, 2009 or the date on which the applicable Forbearance Agreement terminates.

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

1. Basis of Presentation (Continued)

transfer assets, redeem equity interests, prepay indebtedness and engage in transactions outside the ordinary course of business during the Forbearance Period.

        Pursuant to the terms of the Credit Forbearance Agreement and Amendment to Credit Forbearance Agreement (the "Amended Credit Forbearance Agreement"), (i) the Lenders have agreed to grant a limited waiver with respect to the failure of the Company to comply with the financial covenants contained in the Credit Agreement as of December 31, 2008, (ii) the Lenders have agreed to forbear from exercising their default-related rights, remedies, powers and privileges (x) against the Company and the stockholders of the Company through May 15, 2009, and (y) against certain subsidiaries of the Company that guarantied the Company's Credit Agreement through October 10, 2009 (each, a "Subsidiary", and collectively, the "Subsidiaries") and the stockholders of the Company (collectively, the "Stockholders", and together with the Company and the Subsidiaries, the "Credit Parties") with respect to certain potential, future or existing events of default under the Credit Agreement.

        Specifically, the Lenders have agreed to forbear, during the Forbearance Period, from exercising remedies against the Subsidiaries with respect to the following potential, future or existing events of default under the Credit Agreement: (i) any failure of the Company and its Subsidiaries to comply with the financial covenants for the periods ending March 31, 2009, June 30, 2009 or September 30, 2009; (ii) any failure to pay regular scheduled interest payments with respect to the Notes when and as due; (iii) any failure of the Company to furnish certain periodic reports required pursuant to the indentures; (iv) the filing of a case by the Company or the Stockholders under Chapter 11 of the Bankruptcy Code; and (v) the occurrence of a default under the Company's Completion Guaranty, dated October 5, 2007, arising by reason of a demand for performance by the Company thereunder or a cross default thereunder to the Aliante Financing.

        The Amended Credit Forbearance Agreement will terminate as to the Company and the Stockholders upon commencement of either a voluntary or an involuntary case under Chapter 11 of the Bankruptcy Code by any of the Credit Parties. The bankruptcy of the Company and the Stockholders will not terminate forbearance as to the Subsidiaries. The Amended Credit Forbearance Agreement will terminate as to the Subsidiaries upon the occurrence of one of the following: (i) a default under the Credit Agreement not mentioned in the preceding paragraph; (ii) an interest payment is made on account of the Notes; (iii) the Note Forbearance Agreement terminates without the Company and the Stockholders being in a Chapter 11 case; (iv) no cash collateral stipulation is agreed to, or a default occurs under such stipulation; or (v) the occurrence of a material adverse effect as to the Subsidiaries.

        The Credit Forbearance Agreement also implements several amendments to the Credit Agreement, including the following: (i) the interest rate for all loans is being increased by two percent per annum, to LIBOR plus 4.5% or prime plus 3.5% effective on or after the Credit Forbearance Agreement termination date; (ii) a floor of LIBOR plus one percent has been placed under the prime rate interest rate option effective on or after the Credit Forbearance Agreement termination date; (iii) all interest and fees are now payable monthly; (iv) the audit report and opinion for the fiscal year 2008 financial report may contain a "going concern" or similar qualification; and (v) the Credit Agreement will be identified as designated senior indebtedness under the indentures for the Subordinated Notes.

        If the recent adverse conditions in the economy, and the gaming industry in particular, continue, the Company believes that it will continue to be in non-compliance with the financial covenants as defined in the Credit Agreement. There are no assurances that we will be able to restructure our debt nor are there any assurances that our lenders will not exercise their remedies with respect to existing events of default once the Amendment to Note Forbearance Agreement and/or the Amendment to Credit Forbearance Agreement expire. If the lenders were to exercise their right to accelerate the indebtedness outstanding, there can be no assurances that we would be able to refinance any amounts that may become accelerated

1. Basis of Presentation (Continued)

under such agreements and such an exercise could significantly restrict our ability to operate. The conditions and events described raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments (except as described below) to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management's plans in regard to these matters are described below. The accompanying condensed consolidated financial statements have classified the outstanding indebtedness related to the Credit Facility and the Notes and the market value of the associated interest rate swap as current at March 31, 2009 and December 31, 2008 due to this uncertainty.

        The Company is in discussions regarding a restructuring with the lenders under its Credit Facility, CMBS Facility and land loan and the holders of its Notes; however, the Company can provide no assurance that it will be able to successfully restructure its debt obligations. If the Company is not successful in restructuring its debt obligations, the Company may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has retained the services of outside advisors to assist the Company in instituting and implementing a restructuring transaction. As of March 31, 2009, the Company has incurred a total of $17.9 million in fees from legal firms and financial advisory firms for the various lenders with whom it is in discussions regarding debt restructuring. If the Company is not successful in restructuring its debt obligations, some or all of these costs will be written off.

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

1. Basis of Presentation (Continued)

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

  Significant Accounting Policies

        A description of the Company's significant accounting policies can be found in Item 7 of its Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. The following accounting policy became a critical policy during the three months ended March 31, 2009 due to an increase in the materiality of the associated transactions:

  Restricted Cash

        Restricted cash includes cash reserves required in connection with the Company's financing transactions, treasury management activities, letter of credit collateralization and regulatory reserves for race and sports book operations.

  Recently Issued Accounting Standards

        In December 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS 141R, "Business Combinations" and SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing SFAS 141's cost-allocation process. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. We adopted these new accounting standards on January 1, 2009. The adoption of SFAS 141R and SFAS 160 did not have a material impact on our condensed consolidated financial statements.

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the affect of derivative instruments on the entity's financial position, financial performance and cash flows. We adopted SFAS 161 during the three months ended March 31, 2009. See Note 6—Derivative Instruments for additional information.

1. Basis of Presentation (Continued)

        In April 2008, the FASB issued FSP on FAS 142-3, "Determination of the Useful Life of Intangible Assets". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets". The intent of FSP on SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. We adopted this new accounting standard on January 1, 2009 and it must be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP on FAS 142-3 did not have a material impact on our condensed consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position ("FSP") on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". This FSP requires that the fair value disclosures required by SFAS 107 "Disclosures about Fair Value of Financial Instruments" be included for interim reporting periods. We will adopt this new accounting standard effective April 1, 2009. We do not expect that the adoption of FSP on FAS 107-1 and APB 28-1 will have a material impact on our condensed consolidated financial statements.

        In April 2009, the FASB issued FSP on FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". This FSP amends the impairment guidance relating to certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis. Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. We will adopt this new accounting standard effective April 1, 2009. We do not expect that the adoption of FSP on FAS 115-2 and FAS 124-2 will have a material impact on our condensed consolidated financial statements.

        In April 2009, the FASB issued FSP on FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. We will adopt this new accounting standard effective April 1, 2009. We do not expect that the adoption of FSP on FAS 157-4 will have a material impact on our condensed consolidated financial statements.

        In April 2009, the FASB issued FSP on FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies". This FSP requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. We adopted this new accounting standard on January 1, 2009. The adoption of FSP on FAS 140R-1 did not have a material impact on our condensed consolidated financial statements.

        A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed accounting standards, we have not yet determined the effect, if any, that the implementation of such proposed accounting standards would have on our condensed consolidated financial statements.

2. Due from Unconsolidated Affiliates

        On October 24, 2008 and December 26, 2008, promissory notes for $0.7 million and $4.3 million (collectively, the "GVR Promissory Notes"), respectively were executed between GV Ranch Station, Inc. (the consolidated entity that owns our 50% portion of Green Valley Ranch) and Green Valley Ranch. The GVR Promissory Notes accrue interest at an annual rate of 5.0% and are payable either on demand or on the six-month anniversary of the execution date. The first promissory note has been extended and is now due on demand. On March 10, 2009, a promissory note for $10.0 million (the "Aliante Promissory Note") was executed between a subsidiary of Station Casinos, Inc. and Aliante Gaming. The Aliante Promissory Note accrues interest at an annual rate of 5.0% and is payable on March 10, 2011. The GVR Promissory Notes and related interest receivable are recorded as current assets on our condensed consolidated balance sheets in due from unconsolidated affiliate with the Aliante Promissory Note recorded as long-term in due from unconsolidated affiliate on our condensed consolidated balance sheets and are properly classified as either current or long-term.

3. Intangible Assets

        Intangible assets consist of the following (amounts in thousands):

	Estimated life (years)	March 31, 2009	December 31, 2008
		(unaudited)
Brands	Indefinite	$129,243	$129,243
License rights	Indefinite	4,531	4,490
Customer relationships	15	40,745	40,745
Management contracts	3-20	504,870	504,870

Total intangible assets		679,389	679,348
Less accumulated amortization:
Customer relationships		(17,246)	(16,844)
Management contracts		(74,001)	(60,286)

Total accumulated amortization		(91,247)	(77,130)

Intangible assets, net		$588,142	$602,218

        The intangible asset for customer relationships refers to the value associated with our rated casino guests. We utilized the income forecast approach as our basis for amortization of the customer relationships intangible assets prior to our annual impairment test for the year ended December 31, 2008 since the cash flow related to these assets was expected to be higher in the earlier years of the relationship and then decline materially over time. Subsequent to our annual impairment testing in 2008, these intangible assets are being amortized ratably over their estimated useful lives as the expected pattern of consumption no longer accommodates the income forecast approach. The remaining definite-lived intangible assets are being amortized ratably over their estimated useful lives. Amortization expense for the three months ended March 31, 2009 and 2008 for those assets that are amortized under the provisions of SFAS 142 was approximately $14.1 million and $19.5 million, respectively. Estimated annual amortization expense for intangible assets for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is anticipated to be approximately $29.8 million, $8.7 million, $8.7 million, $8.7 million and $8.7 million, respectively.

4. Investments in Joint Ventures

        We have various investments in 50% owned joint ventures, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions from the joint ventures. As of March 31, 2009, we have received distributions in excess of our equity earnings. The investment balance also includes any fair value adjustments recorded in conjunction with the Merger described in Note 1 and impairment charges. Investments in joint ventures consist of the following (amounts in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Green Valley Ranch (50.0%)	$27,722	$26,162
Barley's (50.0%)	10,573	10,764
Wildfire Lanes (50.0%)	1,908	1,668
The Greens (50.0%)	481	510
Aliante Station (50.0%) (a)	—	—
Rancho Road (50.0%)	1,184	366
Palms Casino Resort (6.7%)	3,342	4,080

Investments in joint ventures	$45,210	$43,550

  (a)
  As a result of impairment charges recorded in the year ended December 31, 2008, our investment in Aliante Station at March 31, 2009 and December 31, 2008 resulted in a deficit of approximately $9.0 million and $3.6 million, respectively, which is recorded as a long-term liability on our condensed consolidated balance sheet.

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Current assets	$91,408	$119,989
Property and equipment and other assets, net	2,088,132	2,109,750
Current liabilities	479,109	506,728
Long-term debt and other liabilities	1,352,986	1,357,800
Members' equity	347,445	365,211

        Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2009	2008
Net revenues	$122,513	$132,083
Operating costs and expenses	122,016	109,438

Operating income	497	22,645
Interest and other expense, net	(21,996)	(30,466)

Net loss	$(21,499)	$(7,821)

4. Investments in Joint Ventures (Continued)

        The operating earnings from these joint ventures are shown as a separate line item on our condensed consolidated statements of operations after operating income. In addition, interest and other expense from joint ventures are shown as a separate component under other expense—interest and other expense from joint ventures on our condensed consolidated statements of operations which also includes our 50% interest in the mark-to-market valuation of the interest rate swaps that are not designated as hedging instruments for accounting purposes. The following table identifies the total equity earnings from joint ventures (amounts in thousands, unaudited):

	Three months ended March 31,
	2009	2008
Operating earnings from joint ventures	$1,663	$8,526
Interest and other expense from joint ventures	(7,633)	(9,254)

Net loss from joint ventures	$(5,970)	$(728)

5. Long-term Debt

        Long-term debt consists of the following (amounts in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
CMBS mortgage loan and related mezzanine financings, due November 12, 2009, interest at a margin above LIBOR (5.7% and 6.0% at March 31, 2009 and December 31, 2008, respectively)	$2,475,000	$2,475,000
Land Loan, $250 million limit at March 31, 2009, due February 7, 2011, interest at a margin above LIBOR or the Alternate Base Rate (7.4% and 7.6% at March 31, 2009 and December 31, 2008, respectively)	250,000	250,000
Revolver, $650 million limit at March 31, 2009, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (3.5% and 3.9% at March 31, 2009 and December 31, 2008, respectively)	628,237	628,237
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (3.2% and 3.8% at March 31, 2009 and December 31, 2008, respectively)	246,875	247,500
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2009, net of unamortized discount of $18.7 million and $20.1 million at March 31, 2009 and December 31, 2008, respectively	431,310	429,914
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011, net of unamortized discount of $7.6 million and $7.8 million at March 31, 2009 and December 31, 2008, respectively	392,351	392,164
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2010, net of unamortized discount of $45.3 million and $47.9 million at March 31, 2009 and December 31, 2008, respectively	396,711	402,051
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2010, net of unamortized discount of $78.1 million and $84.9 million at March 31, 2009 and December 31, 2008, respectively	581,928	615,105
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $44.3 million and $45.1 million at March 31, 2009 and December 31, 2008, respectively	255,737	254,942
Other long-term debt, weighted-average interest of 7.9% and 7.8% at March 31, 2009 and December 31, 2008, respectively, maturity dates ranging from 2013 to 2027	80,098	87,240

Total long-term debt	5,738,247	5,782,153
Current portion of long-term debt	(3,183,467)	(2,977,364)

Total long-term debt, net	$2,554,780	$2,804,789

        As discussed in Note 1, there are no assurances that we will be able to restructure our debt nor are there any assurances that our lenders will not exercise their remedies with respect to existing events of default once the Amendment to Note Forbearance Agreement and/or the Amendment to Credit Forbearance Agreement expire. If the lenders were to exercise their right to accelerate the indebtedness outstanding, there can be no assurances that we would be able to refinance any amounts that may become accelerated under such agreements and such an exercise could significantly restrict our ability to operate.

5. Long-term Debt (Continued)

The accompanying condensed consolidated financial statements have classified the outstanding indebtedness related to the Credit Facility and the Notes and the market value of the associated interest rate swap as current at March 31, 2009 and December 31, 2008 due to this uncertainty.

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

        The CMBS Loans are collateralized by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2009, subject to three one-year extensions as defined in the CMBS Loans. Interest on the CMBS Loans is equal to one-month LIBOR plus 2.3% per annum. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", is marked to market at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower pays a fixed rate of approximately 5.3% and receives one-month LIBOR, terminating in November 2012 (see Note 6—Derivative Instruments).

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

        As of March 31, 2009, our lease coverage ratio was 1.09 to 1.00. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. In April 2009, $7.1 million was deposited in the collateral account. Based on current LIBOR rates, and until the Company attains the minimum lease coverage ratio, the CMBS Borrower will be prohibited from distributing approximately $20 to $25 million per quarter to the Company. We believe that our calculation of the lease coverage ratio was made in compliance with the CMBS Loan Documents.

5. Long-term Debt (Continued)

  Land Loan

        On February 7, 2008, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 3.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 2.5% per annum, at the borrower's request. The borrower is required to hedge the interest rate such that it will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower pays a fixed rate of 3.0% and 3.7%, respectively, and receives one-month LIBOR. Both interest rate swap agreements terminate in February 2011 (see Note 6—Derivative Instruments).

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

        During the three-months ending March 31, 2009, the lenders under the Land Loan indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement. Based on appraisals provided by the lenders during the three-months ended March 31, 2009, the loan-to-value ratio approximated 129%. Based upon such appraisals of the collateral demonstrating that the loan to value ratio has increased to 40% or more, an event of default has occurred under the Land Loan. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the Land Loan and related accrued interest due and payable and foreclose on the underlying collateral of the borrower which at March 31, 2009 includes land with a book value of $501.1 million and restricted cash of $8.2 million. There is no recourse to the Company for any portion of the Land Loan that is not satisfied by the Borrower or the collateral. The Company is in discussions with the lenders regarding solutions to the potential event of default, however, the Company can provided no assurance that it will be able to come to an agreement with the lenders. The accompanying condensed consolidated financial statements have classified the outstanding indebtedness related to the Land Loan and the fair value of the associated interest rate swap as current at March 31, 2009 due to this uncertainty.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of March 31, 2009, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 2.50%. As

5. Long-term Debt (Continued)

of March 31, 2009, the maximum margin for Eurodollar Rate borrowings was 2.50% and the maximum margin for Alternate Base Rate borrowings was 1.50%. As of March 31, 2009, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 2.00 to 1.00 on March 31, 2009 through December 31, 2009, which increases to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011 and each quarter thereafter. As of March 31, 2009, the interest coverage ratio was 1.57 to 1.00. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio can be no more than 7.50 to 1.00 on March 31, 2009, which reduces to 7.25 to 1.00 on June 30, 2009, to 7.00 to 1.00 on September 30, 2009, to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.50 to 1.00 on June 30, 2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011 and each quarter thereafter. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.00 to 1.00 on March 31, 2009 and each quarter thereafter. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business. As of March 31, 2009, our total debt to Adjusted EBITDA and total senior secured debt to Adjusted EBITDA was 10.50 to 1.00 and 3.18 to 1.00, respectively.

        For the quarters ended December 31, 2008 and March 31, 2009, we were not in compliance with the financial covenants in the Credit Agreement as noted above. On March 2, 2009 and April 14, 2009, we entered into a forbearance agreement and an amendment to forbearance agreement, respectively, with our lenders under the Credit Agreement in which the Lenders have agreed to grant a limited waiver with respect to the failure of the Company to comply with the financial covenants contained in the Credit Agreement since December 31, 2008. See Note 1—Overview of Recent Developments for further discussion.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. At March 31, 2009, our Consolidated Coverage Ratio (as defined in the Indentures) was 1.15 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolver not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

        We have elected not to make a scheduled $14.6 million interest payment that was due on February 1, 2009 to holders of the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), a scheduled $15.5 million interest payment that was due on February 15, 2009, to holders of the Company's $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), a scheduled $24.1 million interest payment that was due on March 1, 2009 to holders of the Company's $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"), a

5. Long-term Debt (Continued)

scheduled $9.9 million interest payment that was due on March 15, 2009, to holders of the Company's $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") and a scheduled $13.5 million interest payment that was due on April 1, 2009 to holders of the Company's $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes"). The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes ended on March 3, March 17, March 31, April 14 and May 1, 2009, respectively. On March 2, 2009 and April 14, 2009, we entered into a forbearance agreement and an amendment to forbearance agreement, respectively, with the holders of our Notes to waive certain events of default specified therein the Forbearance Period from the exercise of remedies with respect to existing events at default including our failure to make scheduled interest payments as noted above. See Note 1—Overview of Recent Developments for further discussion.

  Gain on Early Retirement of Debt

        In January 2009, a wholly-owned subsidiary of the Company purchased $40.0 million in aggregate principal amount of our outstanding $700 million 6 7/8% Senior Subordinated Notes and $8.0 million in aggregate principal amount of our outstanding $450 million 6 1/2% Senior Subordinated Notes for approximately $1.5 million plus approximately $1.4 million in accrued interest. As a result, we recorded a gain on early retirement of debt of approximately $40.3 million during the three months ended March 31, 2009 which is the difference between the reacquisition price and the net carrying amount of the extinguished debt including the face amount of the associated debt adjusted for the related unamortized discount and debt issuance costs.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under SFAS 98, "Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of Lease Term; Initial Direct Costs of Direct Financing Leases". Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our condensed consolidated balance sheets and it is depreciated according to our policy. During the three months ended March 31, 2009 and 2008, we recorded approximately $1.3 million of interest expense related to this lease. Future minimum lease payments related to this lease for the next five years are approximately $5.4 million, $5.5 million, $5.5 million, $5.6 million and $5.7 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

6. Derivative Instruments

        Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and interest rate caps as part of our cash flow hedging strategy. We do not use derivative financial instruments for trading or speculative purposes.

        As of December 31, 2008, we had two floating-to-fixed rate interest rate swaps with a combined notional amount of $250 million terminating in February 2011, which qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value reported as a component of other comprehensive income (loss). The cash flow hedges effectively convert a portion of our floating-rate debt based on one-month LIBOR rates to a fixed rate. As of March 31, 2009, we paid a weighted-average fixed rate of 3.1% and received one-month LIBOR which approximated 0.5%.

        During the three months ended March 31, 2009, these interest rate swaps were de-designated as cash flow hedges for accounting purposes. As a result, the variable cash flow method was used to measure the ineffectiveness of the hedging relationship. Accordingly, the calculation of ineffectiveness involved a comparison of the present value of the cumulative change in the expected future cash flows of the variable portion of the interest rate swaps and the present value of the cumulative change in the expected future variable interest payments designated in the hedging relationship. As a result, we expect approximately $1.3 million of deferred net loss related to these interest rate swaps, included in accumulated other comprehensive loss at March 31, 2009, to be reclassified into earnings during the next twelve months.

        The gains or (losses) deferred in accumulated other comprehensive loss on our condensed consolidated balance sheets related to our interest rate swaps that were previously designated as hedging instruments under SFAS 133 are as follows (amounts in thousands, unaudited):

	For the three months ended March 31,
	2009	2008
Loss deferred in accumulated other comprehensive loss on derivatives, beginning balance	$(3,996)	$—
Gain (loss) recognized in other comprehensive loss on derivatives (effective portion), net of tax	1,287	(1,266)
Loss reclassified from other comprehensive income into income (effective portion) in change of fair value of derivative instruments, net of tax	140	—

Loss deferred in accumulated other comprehensive loss on derivatives, ending balance	$(2,569)	$(1,266)

        In addition, we have two floating-to-fixed rate interest rate swaps, one with a notional amount of $1.36 billion terminating in November 2012 and one with a notional amount of $250 million terminating in January 2011, each effectively converting a portion of our floating-rate debt based on one-month LIBOR rates to a fixed rate. These interest rate swaps are not designated as hedging instruments and as a result, gains or losses resulting from the change in fair value of these swaps are recognized in earnings in the period of the change. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our condensed consolidated financial statements.

        As of March 31, 2009, we paid a weighted-average fixed rate of 4.9% and received one-month LIBOR which approximated 0.6%. The gains or (losses) for our derivatives that are not designated as hedging instruments under SFAS 133 are recognized on our condensed consolidated statements of operations in change in fair value of derivative instruments as follows (amounts in thousands, unaudited):

	For the three months ended March 31,
	2009	2008
Interest rate swaps	$19,264	$(58,129)
Interest rate cap	(30)	(303)

Total gain (loss) for derivatives not designated as hedging instruments	19,234	(58,432)

Loss reclassified from other comprehensive income into income (effective portion)	(216)	—

Total change in fair value of derivative instruments	$19,018	$(58,432)

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense of approximately $19.3 million and $5.1 million for the three months ended March 31, 2009 and 2008, respectively.

        The fair value of our outstanding derivative instruments are recorded in our condensed consolidated balance sheets as follows (amounts in thousands):

	Fair Value at
Balance Sheet Classification	March 31, 2009	December 31, 2008
	(unaudited)
Derivatives designated as hedging instruments:
Interest rate swaps:
Other long-term liabilities	$—	$6,148
Derivatives not designated as hedging instruments:
Interest rate swaps:
Accrued expenses and other current liabilities	10,340	5,960
Other long-term liabilities	67,687	87,163

Total interest rate swaps not designated as hedging	78,027	93,123

Total liability derivatives	$78,027	$99,271

Interest rate cap:
Other assets, net	$133	$163

Total asset derivatives	$133	$163

7. Fair Value Measurements

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

7. Fair Value Measurements (Continued)

SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.

        In February 2008, the FASB issued FSP on FAS 157-2, "Effective Date of FASB Statement No. 157". FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008. Our significant nonfinancial assets and liabilities include those initially measured at fair value in a business combination and goodwill which is tested annually for impairment. We adopted this new accounting standard on January 1, 2009. The adoption of FAS 157-2 did not have a material impact on our condensed consolidated financial statements.

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

        The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands, unaudited):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Assets
Company-owned life insurance—deferred compensation	$—	$16,541	$—	$16,541
Interest rate caps	—	133	—	133
Available-for-sale securities	251	—	—	251

Total assets	$251	$16,674	$—	$16,925

Liabilities
Interest rate swaps	$—	$78,027	$—	$78,027
Deferred compensation liabilities	777	—	—	777

Total liabilities	$777	$78,027	$—	$78,804

        The fair value of Company-owned life insurance deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms. The fair value of available-for-sale securities and deferred compensation liabilities are based on quoted prices in active markets. The fair value of interest rate swaps and interest rate caps are based on quoted market prices from various banks for similar instruments. These quoted market prices are based on relevant factors such as the contractual terms of our interest rate swap agreements and interest rate curves and are adjusted for the non-performance risk of either us or our counterparties, as applicable.

8. Stockholders' Equity

  Other Comprehensive Income

        SFAS 130, "Reporting Comprehensive Income", requires companies to disclose other comprehensive income and the components of such income. Comprehensive income (loss) is the total of net income (loss) and all other non stockholder changes in equity. We have recorded the mark-to-market valuation of our interest rate swaps designated as hedging instruments and our 50% interest in the mark-to-market valuation of the interest rate swaps designated as hedging instruments at Green Valley Ranch and Aliante Station, as well as the unrealized gain (loss) on available-for-sale securities and the amortization of the unrecognized pension and postretirement benefit plan liabilities as other comprehensive loss. Comprehensive loss was computed as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2009	2008
Net loss	$(33,709)	$(70,864)
Mark-to-market valuation of interest rate swaps, net of tax	2,079	(10,864)
Unrealized gain (loss) on available-for-sale securities, net of tax	29	(260)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(9)	18

Comprehensive loss	$(31,610)	$(81,970)

        The components of accumulated other comprehensive loss are as follows (amounts in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Mark-to-market valuation of interest rate swaps, net of tax	$(2,569)	$(1,266)
Mark-to-market valuation of interest rate swaps at joint ventures, net of tax	(3,766)	(7,148)
Unrealized loss on available-for-sale securities, net of tax	(178)	(207)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	322	331

Accumulated other comprehensive loss	$(6,191)	$(8,290)

        A portion of the mark-to-market valuation of interest rate swaps, net of tax included in accumulated other comprehensive loss at March 31, 2009 relates to our 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch and Aliante Station that have been de-designated as cash flow hedges during the year ended December 31, 2008. As a result, we expect $3.8 million of deferred net loss related to these interest rate swaps, included in accumulated other comprehensive loss at March 31, 2009 to be accreted as an increase in interest expense from joint ventures on our condensed consolidated statement of operations during the remaining terms of the interest rate swaps.

9. Share-Based Compensation

        Long-term incentive compensation is provided in the form of non-voting limited liability company membership interests in FCP and Fertitta Partners pursuant to the Second Amended and Restated Operating Agreement of Fertitta Colony Partners and the Amended and Restated Operating Agreement of Fertitta Partners, respectively (collectively "the Operating Agreements"). The Operating Agreements allow certain officers and members of management of the Company to participate in the long-term growth and financial success of the Company through indirect ownership of Class B Units and direct ownership of

9. Share-Based Compensation (Continued)

Class C Units in FCP and Fertitta Partners. The purpose is to promote the Company's long-term growth and profitability by aligning the interests of the Company's management with the interests of the owners of the Company and by encouraging retention.

        Upon the consummation of the Merger and during the year ended December 31, 2008, certain members of management were awarded indirect ownership of Class B Units and direct ownership of Class C Units in each of FCP and Fertitta Partners. The Class C Units include certain call and put provisions as defined in the Operating Agreements, such that under certain circumstances, within ninety days after termination, in certain cases, of the Class C Unit holder's employment with Station, FCP and Fertitta Partners can call the Class C Units and the employee that holds the Class C Units can put the Class C Units back to FCP and Fertitta Partners. The conditions that could result in the employee putting the Class C Units back to FCP and Fertitta Partners are either contingent or within the control of the issuer.

        At March 31, 2009, we had unearned share-based compensation of approximately $53.4 million associated with Class B Units and Class C Units which is expected to be recognized over a period of approximately 4.5 years. During the three months ended March 31, 2009, there were no Class B Units or Class C Units granted. During the three months ended March 31, 2008, 122,576 Class B Units were granted with a weighted-average grant-date fair value of $36.96, which vest equally over five years. In addition, 163,098 Class C Units were granted in the three months ended March 31, 2008 with a weighted average grant-date fair value of $20.50. The Class C Units vest equally over five years.

        The Company determined the fair value associated with these units during 2008 based on a third-party valuation taking into account the estimated enterprise value of the Company, expected term of the units of six years, expected volatility of 30% based on expected volatility of equity instruments of comparable companies and a risk free rate of 3.58%. The estimated fair value of the units will be recognized in expense on a straight-line basis over the requisite service periods of the awards.

        The following table represents where reported share-based compensation expense was classified in the accompanying condensed financial statements (amounts in thousands, unaudited):

	Three months ended March 31,
	2009	2008
Total share-based compensation	$3,663	$3,441
Less compensation costs capitalized	(60)	(59)
Less reimbursed compensation costs	(42)	(11)

Share-based compensation recognized as expense	$3,561	$3,371

Casino	$84	$160
Room	—	22
Selling, general and administrative	616	616
Corporate	2,077	1,693
Development	209	724
Preopening	558	145
Earnings from joint ventures	17	11

Share-based compensation recognized as expense	3,561	3,371
Tax benefit	(1,246)	(1,180)

Share-based compensation expense, net of tax	$2,315	$2,191

10. Future Development

  Las Vegas Development

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. Through March 31, 2009, we have contributed an additional $40.8 million to fund the acquisition of additional property as well as design and development costs.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the year ended December 31, 2008. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (the "NIGC"). Prior to obtaining third-party financing, we will contribute significant financial support to the project. Through March 31, 2009, we have advanced approximately $139.6 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through March 31, 2009, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

10. Future Development (Continued)

        On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On September 10, 2008, the U.S. Attorney representing the DOI exercised her right to have the case reassigned from a magistrate to an Article III judge, and the tribe subsequently intervened in the lawsuit. On November 17, 2008, the federal defendants and the Tribe filed their respective motions to dismiss the compliant for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The Company believes that the allegations contained in the Complaint are without merit. The DOI and the tribe filed motions to dismiss the amended complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and the tribe's motions to dismiss were granted. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On February 27, 2009, a Notice of Availability of a Final Environmental Impact Statement (the "EIS") was filed in the Federal Register initiating a 30-day waiting period for the Record of Decision on the proposed project.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of March 31, 2009, approximately $2.0 million of these payments had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Through March 31, 2009, we have advanced approximately $44.0 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        The proposed project will be located on approximately 147 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include slot machines, table games and various dining options. Construction of the project includes the conversion of a portion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to

10. Future Development (Continued)

certain governmental and regulatory approvals, including, but not limited to, approval of the Management Agreement by the NIGC.

        On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of Gun Lake. On June 13, 2005, Michigan Gambling Opposition (the "MGO Plaintiffs") filed a complaint (the "MGO Complaint") in the United States District Court, District of Columbia (the "District Court"), seeking declaratory and injunctive relief against the DOI and officials of the DOI. The MGO Complaint sought judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake's motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 147-acre site into trust on January 5, 2007, if the MGO Plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties' motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date.

        On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle the MGO Plaintiffs to any relief on the four issues raised in the MGO Complaint, and granted the parties' motion to dismiss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the MGO Plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the MGO Plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions had been reviewed on appeal. On March 22, 2007, the MGO Plaintiffs filed a notice of appeal of the District Court's decision granting the Dispositive Motions with the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals"). On May 21, 2007, the MGO Plaintiffs filed their appellate brief. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the MGO Plaintiffs filed their reply brief. Oral arguments were heard on October 19, 2007. On April 29, 2008, the Court of Appeals affirmed the District Court's dismissal of the lawsuit filed by the MGO Plaintiffs.

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

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the

10. Future Development (Continued)

Determination. On October 7, 2008, the DOI filed a motion to dismiss. On October 17, 2008, the plaintiff filed a motion to stop the DOI from taking land into trust for Gun Lake, which was denied by the District Court on January 26, 2009. The District Court filed an order that gave the plaintiff 21 days to submit a memorandum addressing whether the District Court still has jurisdiction in this case in light of the DOI accepting the land in trust for the benefit of Gun Lake. The DOI and Gun Lake filed their memoranda addressing this issue on April 6, 2009. The Company believes that the allegations contained in the Patchak Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact was subject to approval by the Michigan Legislature and, if approved, would regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. On August 8, 2007, the Michigan House of Representatives ratified the compact. On February 11, 2009, the Michigan Senate passed a resolution approving the compact. On February 19, 2009, the Michigan House of Representatives passed a similar resolution approving the Compact and the Compact has been submitted to the Secretary of Interior for his approval. On April 22, 2009, the Compact became effective by publication in the Federal Register. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Through March 31, 2009, we have advanced approximately $11.3 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through March 31, 2009, $50,000 of these payments had been made and were expensed as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On October 26, 2007, the NIGC issued a Finding Of No Significant Impact with respect to the proposed project. The NIGC also approved MITCR's tribal-gaming ordinance authorizing gaming on the proposed project site. On January 17, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of

10. Future Development (Continued)

Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint sought judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. The Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. On April 13, 2009, the District Court granted the DOI and MITCR's motion for summary judgement. The Company believes that the allegations contained in the Amended Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. Through March 31, 2009, we have advanced approximately $14.9 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through March 31, 2009, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

10. Future Development (Continued)

  Land Held for Development

        As of March 31, 2009, we had $904.4 million of land held for development that consists primarily of nine sites that are owned or leased, which includes 359 acres in the Las Vegas valley, 172 acres in northern California and 199 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our condensed consolidated balance sheets at March 31, 2009 and December 31, 2008.

        Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to proceed with any particular project.

11. Write-downs and other charges, net

        Write-downs and other charges, net includes various pretax charges to record losses on asset disposals and other non-routine transactions. The components of write-downs and other charges, net were as follows (amounts in thousand, unaudited):

	Three months ended March 31,
	2009	2008
Loss on disposal of assets, net	$139	$64
Loss on land disposition	4,846	—
Severance expense	232	645
Write-off of cancelled debt offering fees	33	—
Lease termination	—	1,500

Write-downs and other charges, net	$5,250	$2,209

12. Retirement Plans

        Effective as of November 30, 1994, we adopted the Supplemental Executive Retirement Plan (the "SERP"), which is an unfunded defined benefit plan for the Chief Executive Officer and President as sole participants. On January 21, 2005, Station amended the SERP (the "First SERP Amendment"). The purpose of the First SERP Amendment was to (i) increase the Early Retirement Date (as defined in the SERP) for participants from age 45 to age 50, (ii) increase the Normal Retirement Date (as defined in the SERP) for the participants from age 55 to age 60, (iii) add the President of the Company as a participant, and (iv) include the average annual bonus (in addition to base salary) earned by participants for the three

12. Retirement Plans (Continued)

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

        The components of the net periodic pension benefit cost related to the SERP and SMRP consist of the following (amounts in thousands, unaudited):

	Three months ended March 31,
	2009	2008
Service cost	$529	$541
Interest cost	304	346
Amortization of prior service credit	(16)	(19)
Amortization of actuarial losses	—	46

Net periodic pension cost	$817	$914

13. Income Taxes

        For the three months ended March 31, 2009 and 2008, our effective tax rate was (209)% and 27%, respectively. The effective tax rate for the three months ended March 31, 2009 was significantly lower than the prior period due to an increase in our valuation allowance during the three months ended March 31, 2009 due to a portion of our net operating loss that is more likely than not unrealizable.

14. Commitments and Contingencies

  S. Blake Murchison v. Station Casinos, Inc. et al.

        On February 12, 2009, a lawsuit was filed in the United States District Court, District of Nevada titled S. Blake Murchison v. Station Casinos, Inc. et al. The lawsuit, brought on behalf of certain holders of the Company's outstanding senior and senior subordinated notes, alleged that such holders were unfairly discriminated against in connection with the Company's solicitation of ballots in favor of the plan of reorganization. The plaintiffs alleged that the solicitation was an exchange offer that would give a limited number of holders of the Company's outstanding notes the opportunity to obtain new notes which would be senior to the outstanding notes. The lawsuit named as defendants the Company, its directors and certain of its executive officers and sought, among other remedies, injunctive relief. On May 5, 2009, the plaintiff dismissed all of the claims without prejudice.

14. Commitments and Contingencies (Continued)

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

15. Restricted Cash

	March 31 2009	December 31 2008
	(unaudited)
Collateral for treasury management activities	$30,300	$—
Collateral for letters of credit	10,184	—
Required regulatory deposits	3,885	—
Required reserves for financing arrangements	18,726	14,961

	$63,095	$14,961

        As a result of the Company's financial condition as discussed in Note 1, during the three months ending March 31, 2009 the Company's primary banking institutions required cash collateral to maintain the Company's existing treasury management system and letters of credit. In addition, as a result of the events related to the Company's Credit Agreement, as discussed in Note 1 and Note 5, during the three months ending March 31, 2009 the Company was required, under Nevada gaming regulations to place on deposit cash as collateral for future race and sports book winnings. The Company anticipates that these restrictions will be removed in conjunction with the resolution of the Company's discussion with lenders as discussed in Note 1 which is anticipated within the next year. Required reserves for financing arrangements represents restricted cash that is required pursuant to our various debt agreements. At March 31, 2009, amounts are required to be restricted for interest payments related to the land loan and furniture and fixture purchases related to the CMBS loan.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

        The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2009 and 2008, should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

Overview

        The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended March 31,
			Percent Change
	2009	2008
Net revenues—total	$282,748	$352,317	(19.7)%
Major Las Vegas Operations (a)	258,765	320,390	(19.2)%
Management fees (b)	14,019	18,746	(25.2)%
Other operations and corporate (c)	9,964	13,181	(24.4)%
Operating income—total	$27,730	$59,921	(53.7)%
Major Las Vegas Operations (a)	60,368	81,252	(25.7)%
Management fees (b)	14,019	18,746	(25.2)%
Other operations and corporate (c)	(46,657)	(40,077)	(16.4)%
Cash flows provided by (used in):
Operating activities	$(57,100)	$(21,475)	165.9%
Investing activities	(37,176)	(82,480)	(54.9)%
Financing activities	(23,183)	91,989	(125.2)%

(a)
Includes the wholly-owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Fiesta Rancho and Fiesta Henderson.

(b)
Includes management fees from Thunder Valley, Green Valley Ranch, Aliante Station (since November 11, 2008), Barley's, The Greens and Wildfire Lanes.

(c)
Includes the wholly-owned properties of Wild Wild West, Wildfire Rancho, Wildfire Boulder, Gold Rush, Lake Mead Lounge and corporate and development expense.

  Results of Operations

        Consolidated net revenues for the three months ended March 31, 2009 decreased 19.7% to $282.7 million as compared to $352.3 million for the three months ended March 31, 2008. The decrease in net revenues was due primarily to an overall decrease in gaming revenue across all of our properties as the result of the weakening Las Vegas and U.S. economies. Declining real estate values, the credit crisis, increased unemployment and a decrease in consumer confidence levels have all precipitated an economic slowdown which has continued to negatively impact our operations. Similarly, combined net revenues from our Major Las Vegas Operations decreased 19.2% to $258.8 million for the three months ended March 31, 2009 as compared to $320.4 million for the three months ended March 31, 2008.

        Consolidated operating income decreased 53.7% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This decrease is due primarily to the decrease in revenues as a result of the general economic slowdown discussed above offset by decreases in casino, food and beverage and selling, general and administrative expenses. As a result, our consolidated operating margin decreased to 9.8% in the three months ended March 31, 2009 from 17.0% in the three months ended March 31, 2008. During 2008, as a result of the general economic slowdown discussed above, we increased our focus on an aggressive cost savings initiative program which included reviewing all areas of our operations from the property level to the corporate level which resulted in the reduction of headcounts across all areas of our business, along with other cost savings in health benefit costs, food and beverage, advertising and promotional allowances amongst other cost reductions. In addition, beginning in 2009 we have suspended our employer matching contributions for our 401K plan and our deferred compensation plans. We continue to monitor our expenses for additional opportunities for cost savings reductions. While we have made significant reductions in expenses we will continue to focus on operating efficiencies; however, many of the operational costs are fixed costs and thus our operating income and operating margin will decline as net revenues decrease.

        The following table highlights the various sources of our revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three months ended March 31,
			Percent Change
	2009	2008
Casino revenues	$203,122	$249,442	(18.6)%
Casino expenses	83,002	95,771	(13.3)%
Margin	59.1%	61.6%
Food and beverage revenues	$53,375	$60,965	(12.4)%
Food and beverage expenses	31,229	41,686	(25.1)%
Margin	41.5%	31.6%
Room revenues	$21,931	$30,300	(27.6)%
Room expenses	8,584	10,363	(17.2)%
Margin	60.9%	65.8%
Other revenues	$15,155	$19,327	(21.6)%
Other expenses	4,386	7,316	(40.0)%
Selling, general and administrative expenses	$55,074	$63,187	(12.8)%
Percent of net revenues	19.5%	17.9%
Corporate expense	$11,586	$11,768	(1.5)%
Percent of net revenues	4.1%	3.3%
Earnings from joint ventures	$1,663	$8,526	(80.5)%

        Casino.    Casino revenues decreased 18.6% to $203.1 million for the three months ended March 31, 2009 as compared to $249.4 million for the three months ended March 31, 2008. The decrease in casino revenues is primarily due to the general economic slowdown discussed above. As a result, customer visits to our properties and customer spend per visit decreased during the three months ended March 31, 2009 as compared to the same period in the prior year. Casino expenses decreased to $83.0 million for the three months ended March 31, 2009 as compared to $95.8 million for the three months ended March 31, 2008 due to a decrease in gaming taxes as a result of lower gaming revenues, a decrease in costs related to complimentaries and reduced payroll expense as a result of our cost savings initiative discussed above. The casino operating margin for the three months ended March 31, 2009 decreased 2.5 percentage points as compared to the three months ended March 31, 2008.

        Food and Beverage.    Food and beverage revenues decreased 12.4% for the three months ended March 31, 2009 as compared to the same period in the prior year primarily due to several restaurant closures as well as reduced hours of operation at various food outlets due to the general economic slowdown discussed above. Food covers for the three months ended March 31, 2009 decreased 13.3% compared to the three months ended March 31, 2008 due to these same factors. Food and beverage expenses decreased 25.1% for the three months ended March 31, 2009 as compared to the same period in the prior year due to the decrease in food covers, an overall decrease in our food and beverage costs as a result of efficiency efforts and reduced payroll expenses due to reduced staffing as a result of reduced hours of operation. The food and beverage operating margin for the three months ended March 31, 2009 increased 9.9 percentage points as compared to the three months ended March 31, 2008 primarily due to the efficiency efforts that have decreased our food and beverage costs. The average guest check increased 17.3% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily due to an increase in selected menu prices.

        Room.    Room revenues decreased 27.6% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Room occupancy decreased to 85% for the three months ended March 31, 2009 as compared to 88% for the three months ended March 31, 2008 due to the general economic slowdown discussed above. The average daily room rate decreased to $71 for the three months ended March 31, 2009 from $98 in the same three month period in the prior year due to an overall decrease across all properties as a result of the general economic slowdown and increased wholesale room sales which yield lower average room rates. Room expenses decreased 17.2% for the three months ended March 31, 2009 as compared to the same period in the prior year due to reduced payroll expense as a result of lower occupancy and cost savings initiatives. Room operating margin for the three months ended March 31, 2009 decreased 4.9 percentage points from the three months ended March 31, 2008.

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues decreased 21.6% to approximately $15.2 million for the three months ended March 31, 2009 as compared to approximately $19.3 million for the three months ended March 31, 2008, due to the general economic slowdown discussed above.

        Management Fees.    We manage Thunder Valley on behalf of the United Auburn Indian Community (the "UAIC") and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. For the three months ended March 31, 2009, management fees decreased to approximately $14.0 million as compared to $18.7 million for the three months ended March 31, 2008 as a result of an overall decrease in revenues at our managed properties due to the general economic slowdown discussed above.

        Selling, General and Administrative ("SG&A").    SG&A expenses decreased 12.8% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due primarily to our cost savings initiatives which reduced payroll expense and health benefit costs company-wide, a reduction of $1.8 million in advertising expense, a reduction in utilities expense of $0.9 million as a result of efficiency efforts and a reduction in incentive compensation of $0.8 million. SG&A as a percentage of net revenues increased to 19.5% for the three months ended March 31, 2009 as compared to 17.9% for the same period in the prior year. A large portion of these costs are fixed, which results in an increase in the percentage of net revenues as revenues decline.

        Corporate Expense.    For the three months ended March 31, 2009, corporate expense decreased 1.5% to $11.6 million as compared to $11.8 million for the same period in the prior year due to reduced payroll expenses and health benefit costs as a result of our cost savings initiatives and a reduction in incentive compensation of $0.5 million in the three months ended March 31, 2009 as compared to the prior period which was offset by approximately $3.0 million in legal fees related to the proposed debt restructuring. Corporate expense as a percentage of net revenues increased to 4.1% for the three months ended March 31, 2009 compared to 3.3% for the three months ended March 31, 2008. A large portion of these costs are fixed, which results in an increase in the percentage of net revenues as revenues decline.

        Development Expense.    Development expense includes costs to identify potential gaming opportunities and other development opportunities, which include payroll, travel and legal expenses. Development expenses for the three months ended March 31, 2009 and 2008, were approximately $0.6 million and $0.7 million, respectively.

        Depreciation and Amortization.    Depreciation and amortization decreased 6.5% to approximately $53.5 million for the three months ended March 31, 2009 as compared to $57.2 million for the three months ended March 31, 2008. This decrease was due primarily to a reduction of approximately $5.4 million of amortization expense related to our definite-lived intangible assets as a result of an impairment loss recorded in the fourth quarter of 2008 related to our customer relationship intangible asset and fully amortized other definite-lived intangible assets as of November 2008. This decrease was offset by an increase in depreciation expense due to additional capital expenditures in the prior year.

        Preopening Expenses.    Preopening expenses for the three months ended March 31, 2009 and 2008 were approximately $1.7 million and $2.1 million, respectively, and related primarily to projects under development.

        Write-downs and Other Charges, net.    During the three months ended March 31, 2009, write-downs and other charges, net were approximately $5.3 million and consisted of $4.8 million for a loss on land disposition in addition to loss on disposal of assets, severance expense and the write-off of cancelled debt offering costs. During the three months ended March 31, 2008, write-downs and other charges, net were approximately $2.2 million and consisted of loss on disposal of assets, severance expense and $1.5 million to terminate a lease on land adjacent to the current Wild Wild West property.

        Earnings from Joint Ventures.    We own a 50% interest in various joint ventures, including Green Valley Ranch and Aliante Station, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. We recorded our share of the earning from these joint ventures of approximately $1.7 million and $8.5 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in our share of earnings from joint ventures is primarily a result of a decrease in operating results at each of the joint ventures due to the general economic slowdown discussed previously which includes our share of the operating loss recorded from Aliante Station of approximately $3.0 million which opened in November 2008. The operating loss experienced at Aliante is the result of new properties experiencing lower than average operating margins which have been magnified by the current economic slowdown.

        Interest Expense.    Interest expense, net of capitalized interest, decreased 5.4% to $92.1 million during the three months ended March 31, 2009 as compared to $97.4 million in the three months ended March 31, 2008. Gross interest expense decreased approximately $14.3 million due to decrease in our weighted-average cost of debt to approximately 6.7% for the three months ended March 31, 2009 from 7.8% for the three months ended March 31, 2008 offset by an increase in interest expense of $9.0 million due to the increase in the average amount of debt outstanding during the three months ending March 31, 2009 compared to the prior year in. The decrease in our weighted-average cost of debt is primarily due to a decrease in LIBOR rates from the prior period. Capitalized interest decreased approximately $2.7 million to $3.5 million for the three months ended March 31, 2009 as compared to $6.2 million for the three months ended March 31, 2008, primarily due to a decrease in the interest being capitalized on our equity contributions to Aliante Station during the construction of the project.

        Interest and Other Expense from Joint Ventures.    We recorded approximately $7.6 million and $9.3 million in interest and other expense related to our unconsolidated joint ventures for the three months ended March 31, 2009 and 2008, respectively. Interest expense from our unconsolidated joint ventures increased approximately $2.0 million primarily related to the $409 million credit facility at Aliante Station which was offset by reduced interest expense from Green Valley Ranch as a result of decreased LIBOR rates. In addition, included in interest and other expense from joint ventures is the change in fair value of interest rate swaps for both Green Valley Ranch and Aliante Station that are not designated as hedges for accounting purposes which resulted in a gain of approximately $3.6 million during the three months ended March 31, 2009 as compared to a loss of $0.1 million during the three months ended March 31, 2008. During the three months ended March 31, 2008, certain interest rate swaps at Green Valley Ranch and Aliante Station were accounted for as cash flow hedges which resulted in the change in fair value being recorded in comprehensive income until August 2008 at which time these interest rate swaps were de-designated as cash flow hedges for accounting purposes which subsequently resulted in the change in fair value being recorded in earnings. In addition, fluctuations in interest rates can cause the fair value of the interest rate swaps to change each reporting period.

        Change in Fair Value of Derivative Instrument.    During the three months ended March 31, 2009, we recorded a gain of approximately $19.0 million related primarily to the change in fair value of our derivative instruments not designated as hedges for accounting purposes as compared to a loss of approximately $58.4 million during the three months ended March 31, 2008. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period.

        Gain on Early Retirement of Debt.    In January 2009, a wholly-owned subsidiary of the Company purchased $40.0 million in aggregate principal amount of our outstanding $700 million 6 7/8% Senior Subordinated Notes and $8.0 million in aggregate principal amount of our outstanding $450 million 6 1/2% Senior Subordinated Notes for approximately $1.5 million plus approximately $1.4 million in accrued interest. As a result, we recorded a gain on early retirement of debt of approximately $40.3 million during the three months ended March 31, 2009 which is the difference between the reacquisition price and the net carrying amount of the extinguished debt based on the face amount of the associated debt adjusted for the related unamortized discount and debt issuance costs.

        Income Tax Benefit.    For the three months ended March 31, 2009 and 2008 our effective tax rate was (209)% and 27%, respectively. The effective tax rate for the three months ended March 31, 2009 was significantly lower than the prior period due to an increase in our valuation allowance during the three months ended March 31, 2009 due to a portion of our net operating loss that is more likely than not unrealized.

Liquidity and Capital Resources

        The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, completion of our debt restructuring, financial market risks, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, regulatory matters and litigation and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

  Overview of Recent Developments

        As a result of recent macroeconomic conditions, including the credit crisis and a decrease in consumer confidence levels, we have experienced a significant reduction in net revenues. For the quarters ended December 31, 2008 and March 31, 2009, we were not in compliance with the financial covenants, as defined in our senior secured credit agreement (the "Credit Agreement"). We have elected not to make a scheduled $14.6 million interest payment that was due on February 1, 2009 to holders of the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), a scheduled $15.5 million interest payment that was due on February 15, 2009, to holders of the Company's $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), a scheduled $24.1 million interest payment that was due on March 1, 2009 to holders of the Company's $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"), a scheduled $9.9 million interest payment that was due on March 15, 2009, to holders of the Company's $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") and a scheduled $13.5 million interest payment that was due on April 1, 2009 to holders of the Company's $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes"). The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes ended on March 3, March 17, March 31, April 14 and May 1, 2009, respectively.

        On February 3, 2009, we announced we were soliciting (the "Acceptance Solicitation") from eligible institutional holders (each, a "Holder" and collectively, the "Holders") of our outstanding 2012 Senior Notes and 2016 Senior Notes (referred to, with the 2012 Senior Notes as the "Senior Notes"), and Holders of our outstanding 2014 Subordinated Notes, 2016 Subordinated Notes and 2018 Subordinated Notes (referred to, collectively with the 2014 Subordinated Notes and the 2016 Subordinated Notes, as the "Subordinated Notes" and collectively with the Senior Notes, the "Notes") ballots for a vote in favor of a plan of reorganization for the resolution of outstanding claims against the Company. The Acceptance Solicitation terminated on April 10, 2009 and the plan of reorganization was not approved.

        On March 2, 2009, we entered into a forbearance agreement (the "Note Forbearance Agreement") with the Holders of a majority in principal amount of each of the Notes. In addition, on March 2, 2009, we also entered into a forbearance agreement with the lenders (the "Lenders") holding a majority of the commitments under our Credit Agreement (the "Credit Forbearance Agreement" and together with the Note Forbearance Agreement, the "Forbearance Agreements" and, individually, each a "Forbearance Agreement").

        On April 14, 2009, we entered into an Amendment to Forbearance Agreement (the "Amendment to Note Forbearance Agreement") and a First Amendment to Forbearance Agreement (the "Amendment to Credit Forbearance Agreement", together with the Amendment to Note Forbearance Agreement, the "Amendment to Forbearance Agreements" and, individually, each an "Amendment to Forbearance Agreement").

        Pursuant to the terms of the Amendment to Note Forbearance Agreement, the holders of Notes agreed to waive certain events of default specified therein during the Forbearance Period (as defined hereinafter) and forbear during the Forbearance Period from the exercise of remedies with respect to such events of default, including (i) the failure by the Company to pay the interest due and payable under the 2014 Subordinated Notes on February 1, 2009 on or prior to March 3, 2009, (ii) the failure by the Company to pay the interest due and payable under the 2016 Senior Notes on February 15, 2009 on or prior to March 17, 2009, (iii) the failure by the Company to pay the interest due and payable under the 2016 Subordinated Notes on March 1, 2009 on or prior to March 31, 2009, (iv) the failure by the Company to pay the interest due and payable under the 2018 Subordinated Notes on March 15, 2009 on or prior to April 14, 2009, (v) the failure by the Company to pay the interest due and payable under the 2012 Senior Notes on April 1, 2009 on or before May 1, 2009, and (vi) any event of default arising as a result of the occurrence of a default under the Company's Completion Guaranty dated October 5, 2007, arising by reason of a demand for performance by the Company thereunder or a cross default thereunder to the Aliante Financing (the "Specified Events of Default"). The "Forbearance Period" means the period of time commencing on March 2, 2009 and ending on the earlier of May 15, 2009 and the date on which the applicable Forbearance Agreement terminates.

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

        Pursuant to the terms of the Credit Forbearance Agreement and Amendment to Credit Forbearance Agreement (the "Amended Credit Forbearance Agreement"), (i) the Lenders have agreed to grant a limited waiver with respect to the failure of the Company to comply with the financial covenants contained in the Credit Agreement as of December 31, 2008, (ii) the Lenders have agreed to forbear from exercising their default-related rights, remedies, powers and privileges (x) against the Company and the stockholders of the Company through May 15, 2009, and (y) against certain subsidiaries of the Company that guarantied the Company's Credit Agreement through October 10, 2009 (each, a "Subsidiary", and collectively, the "Subsidiaries") and the stockholders of the Company (collectively, the "Stockholders", and together with the Company and the Subsidiaries, the "Credit Parties") with respect to certain potential, future or existing events of default under the Credit Agreement.

        Specifically, the Lenders have agreed to forbear, during the Forbearance Period, from exercising remedies against the Subsidiaries with respect to the following potential, future or existing events of default under the Credit Agreement: (i) any failure of the Company and its Subsidiaries to comply with the financial covenants for the periods ending March 31, 2009, June 30, 2009 or September 30, 2009; (ii) any failure to pay regular scheduled interest payments with respect to the Notes when and as due; (iii) any failure of the Company to furnish certain periodic reports required pursuant to the indentures; (iv) the filing of a case by the Company or the Stockholders under Chapter 11 of the Bankruptcy Code; and (v) the occurrence of a default under the Company's Completion Guaranty, dated October 5, 2007, arising by reason of a demand for performance by the Company thereunder or a cross default thereunder to the Aliante Financing.

        The Amended Credit Forbearance Agreement will terminate as to the Company and the Stockholders upon commencement of either a voluntary or an involuntary case under Chapter 11 of the Bankruptcy Code by any of the Credit Parties. The bankruptcy of the Company and the Stockholders will not terminate forbearance as to the Subsidiaries. The Amended Credit Forbearance Agreement will terminate as to the Subsidiaries upon the occurrence of one of the following: (i) a default under the Credit Agreement not mentioned in the preceding paragraph; (ii) an interest payment is made on account of the Notes; (iii) the Note Forbearance Agreement terminates without the Company and the Stockholders being in a Chapter 11 case; (iv) no cash collateral stipulation is agreed to, or a default occurs under such stipulation; or (v) the occurrence of a material adverse effect as to the Subsidiaries.

        The Credit Forbearance Agreement also implements several amendments to the Credit Agreement, including the following: (i) the interest rate for all loans is being increased by two percent per annum, to LIBOR plus 4.5% or prime plus 3.5% effective on or after the Credit Forbearance Agreement termination date; (ii) a floor of LIBOR plus one percent has been placed under the prime rate interest rate option effective on or after the Credit Forbearance Agreement termination date; (iii) all interest and fees are now payable monthly; (iv) the audit report and opinion for the fiscal year 2008 financial report may contain a "going concern" or similar qualification; and (v) the Credit Agreement will be identified as designated senior indebtedness under the indentures for the Subordinated Notes.

        If the recent adverse conditions in the economy, and the gaming industry in particular, continue, the Company believes that it will continue to be in non-compliance with the financial covenants as defined in the Credit Agreement. There are no assurances that we will be able to restructure our debt nor are there any assurances that our lenders will not exercise their remedies with respect to existing events of default once the Amendment to Note Forbearance Agreement and/or the Amendment to Credit Forbearance Agreement expire. If the lenders were to exercise their right to accelerate the indebtedness outstanding, there can be no assurances that we would be able to refinance any amounts that may become accelerated under such agreements and such an exercise could significantly restrict our ability to operate. The conditions and events described raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments (except as described below) to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Management's plans in regard to these matters are described below. The accompanying condensed consolidated financial statements have classified the outstanding indebtedness related to the Credit Facility and the Notes and the market value of the associated interest rate swap as current at March 31, 2009 and December 31, 2008 due to this uncertainty.

        The Company is in discussions regarding a restructuring with the lenders under its Credit Facility, CMBS Facility and land loan and the holders of its Notes; however, the Company can provide no assurance that it will be able to successfully restructure its debt obligations. If the Company is not successful in restructuring its debt obligations, the Company may be required to seek protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has retained the services of outside advisors to assist the Company in instituting and implementing a restructuring transaction. As of March 31, 2009, we have incurred a total of $17.9 million in fees from legal firms and financial advisory firms for the various lenders with whom we are in discussions regarding debt restructuring. If we are not successful in restructuring our debt obligations, some or all of these costs will be written off.

  Quarter Ended March 31, 2009

        During the three months ended March 31, 2009, cash flows used in operating activities were approximately $57.1 million. Cash flows used in operating activities increased approximately $35.6 million during the three months ended March 31, 2009 as compared to three months ended March 31, 2008. This increase is primarily due to a $35.7 million increase in restricted cash in 2009 as compared to 2008 due primarily to additional collateral required for our treasury management function, a decrease of $78.0 million in cash paid for interest in 2009 as compared to 2008 due to our election not to make the scheduled interest payments on our Notes in 2009 as described above and a decrease in our operating income (excluding depreciation and amortization expense) of $35.9 million resulting from a $69.6 million decrease in our net revenues. In addition, net revenues continue to be affected by the weakening Las Vegas and U.S. economies as a result of declining real estate values, the credit crisis, increased unemployment and a decrease in consumer confidence levels which continue to affect us in the second quarter of 2009.

        At March 31, 2009, we had total available borrowings of $650 million under our Revolver, which was reduced by borrowings of $628.2 million, various letters of credit totaling approximately $10.2 million and $11.6 million in draws requested but not funded, leaving zero availability as of March 31, 2009. We had

$340.6 million in cash and cash equivalents as of March 31, 2009, of which approximately $75.7 million is in our casino cages to be used for the day-to-day operations of our properties and the remaining $264.9 million is to be used for general corporate purposes.

        During the three months ended March 31, 2009, total capital expenditures were approximately $14.2 million for maintenance capital expenditures and various other projects. We classify items as maintenance capital to differentiate replacement type capital expenditures such as a new slot machine from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures for the three months ended March 31, 2009 were lower than the prior period due to our reduced capital spend in 2009 as compared to 2008 as a reaction to current market conditions.

        In addition to capital expenditures, we paid approximately $3.3 million in reimbursable advances for our Native American development projects (see "Future Development") and paid approximately $1.9 million is equity contributions to joint ventures. We also advanced $10.0 million to Aliante Station which accrues interest at 5.0% and is payable in March 2011.

  Year ending December 31, 2009

        Our primary cash requirements for the remainder of 2009 are expected to include (i) principal and interest payments on indebtedness, (ii) approximately $50 million to $75 million for maintenance and other capital expenditures, (iii) other strategic land purchases, (iv) equity contributions to joint ventures, (v) payments to our existing and potential Native American projects and (vi) payments for design and development costs of future projects (vi) payments for legal and advisory fees associated with our debt restructuring.

        Our liquidity and capital resources for 2009 are significantly affected by completion of a restructuring of our indebtedness. At this time it is not possible to predict with certainty the effect such a restructuring will have on our business or various creditors. Our future results depend upon successfully implementing, on a timely basis, a restructuring of our indebtedness. Our operations and relationships with our customers, employees, regulators, vendors and agents may be adversely affected if we are not able to timely restructure our indebtedness. If we are not able to restructure our indebtedness, we will incur, among other things, increased costs for professional fees and similar expenses. In addition, it may make it more difficult to retain and attract management and other key personnel and would require senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operations of our business.

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

  Off-Balance Sheet Arrangements

        As of March 31, 2009, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a notional amount of $1.86 billion (see "Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps"). We also have certain contractual obligations including long-term debt, operating leases, employment contracts, long-term stay-on performance agreements and slot conversion purchases. There have been no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

Future Development—Las Vegas

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. As of March 31, 2009, we have contributed an additional $40.8 million to fund the acquisition of additional property as well as design and development costs.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the year ended December 31, 2008. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. As of March 31, 2009, we have advanced approximately $139.6 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. As of March 31, 2009, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On September 10, 2008, the U.S. Attorney representing the DOI exercised her right to have the case reassigned from a magistrate to an Article III judge, and the tribe subsequently intervened in the lawsuit. On November 17, 2008, the federal defendants and the Tribe filed their respective motions to dismiss the compliant for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The Company believes that the allegations contained in the Complaint are without merit. The DOI and the tribe filed motions to dismiss the amended complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and the tribe's motions to dismiss were granted. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On February 27, 2009, a Notice of Availability of a Final Environmental Impact Statement (the "EIS") was filed in the Federal Register initiating a 30-day waiting period for the Record of Decision on the proposed project.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of March 31, 2009, approximately $2.0 million of these payments had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. As of March 31, 2009, we have advanced approximately $44.0 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        The proposed project will be located on approximately 147 acres on Highway 131 near 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include slot machines, table games and various dining options. Construction of the project includes the conversion of a portion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the Management Agreement by the NIGC.

        On February 27, 2004, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 13, 2005, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of Gun Lake. On June 13, 2005, Michigan Gambling Opposition (the "MGO Plaintiffs") filed a complaint (the "MGO Complaint") in the United States District Court, District of Columbia (the "District Court"), seeking declaratory and injunctive relief against the DOI and officials of the DOI. The MGO Complaint sought judicial review of the Determination. On July 27, 2005, Gun Lake filed a motion to intervene in that lawsuit. On September 1, 2005, the District Court granted Gun Lake's motion to intervene. On January 6, 2006, Gun Lake filed a motion for judgment on the pleadings or, in the alternative, for summary judgment. Also on January 6, 2006, the DOI filed a motion to dismiss or, in the alternative, for summary judgment. By May 2006, all responsive pleadings had been filed and the case was ready for consideration by the District Court. On October 27, 2006, the Department of Justice filed a Notice with the District Court indicating that the DOI planned to take the 147-acre site into trust on January 5, 2007, if the MGO Plaintiffs did not seek injunctive relief or failed to persuade the court to issue any relief precluding the DOI from doing so. The DOI subsequently amended that date to March 5, 2007, in order to provide the Court sufficient time to render its decision. The Court set oral arguments on the parties' motions to dismiss or, in the alternative, for summary judgment for November 29, 2006. Oral arguments were heard on that date.

        On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle the MGO Plaintiffs to any relief on the four issues raised in the MGO Complaint, and granted the parties' motion to dismiss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the MGO Plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the MGO Plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions had been reviewed on appeal. On March 22, 2007, the MGO Plaintiffs filed a notice of appeal of the District Court's decision granting the Dispositive Motions with the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals"). On May 21, 2007, the MGO Plaintiffs filed their appellate brief. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the MGO Plaintiffs filed their reply brief. Oral arguments were heard on October 19, 2007. On April 29, 2008, the Court of Appeals affirmed the District Court's dismissal of the lawsuit filed by the MGO Plaintiffs.

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

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the Determination. On October 7, 2008, the DOI filed a motion to dismiss. On October 17, 2008, the plaintiff filed a motion to stop the DOI from taking land into trust for Gun Lake, which was denied by the District Court on January 26, 2009. The District Court filed an order that gave the plaintiff 21 days to submit a memorandum addressing whether the District Court still has jurisdiction in this case in light of the DOI accepting the land in trust for the benefit of Gun Lake. The DOI and Gun Lake filed their memoranda addressing this issue on April 6, 2009. The Company believes that the allegations contained in the Patchak Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact was subject to approval by the Michigan Legislature and, if approved, will regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. On August 8, 2007, the Michigan House of Representatives ratified the compact. On February 11, 2009, the Michigan Senate passed a resolution approving the compact. On February 19, 2009, the Michigan House of Representatives passed a similar resolution approving the Compact and the Compact has been submitted to the Secretary of Interior for his approval. On April 22, 2009, the Compact became effective by publication in the Federal Register. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. As of March 31, 2009, we have advanced approximately $11.3 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. As of March 31, 2009, $50,000 of these payments had been made and were expensed as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On October 26, 2007, the NIGC issued a Finding Of No Significant Impact with respect to the proposed project. The NIGC also approved MITCR's tribal-gaming ordinance authorizing gaming on the proposed project site. On January 17, 2008, the DOI issued a Finding Of No Significant Impact with respect to the proposed project. On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint sought judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. The Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. On April 13, 2009, the District Court granted the DOI and MITCR's motion for summary judgement. The Company believes that the allegations contained in the Amended Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. As of March 31, 2009, we have advanced approximately $14.9 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. As of March 31, 2009, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

        As of March 31, 2009, we had $904.4 million of land held for development that consists primarily of nine sites that are owned or leased, which includes 359 acres in the Las Vegas valley, 172 acres in northern California and 199 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our condensed consolidated balance sheets at March 31, 2009 and December 31, 2008.

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

        On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision. On July 16, 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Company is currently evaluating the impact of the Nevada Supreme Court's decision not to rehear the case. Accordingly, we have not recorded a receivable related to a refund for previously paid use tax on complimentary employee and patron meals in the accompanying condensed consolidated balance sheet as of March 31, 2009 or December 31, 2008. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision.

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

        The CMBS Loans are collateralized by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2009, subject to three one-year extensions as defined in the CMBS Loans. Interest on the CMBS Loans is equal to one-month LIBOR plus 2.3% per annum. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", is marked to market at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower pays a fixed rate of approximately 5.3% and receives one-month LIBOR, terminating in November 2012 (see "Derivative Instruments" below).

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

        As of March 31, 2009, our lease coverage ratio was 1.09 to 1.00. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. In April 2009, $7.1 million was deposited in the collateral account. Based on current LIBOR rates, and until the Company attains the minimum lease coverage ratio, the CMBS Borrower will be prohibited from distributing approximately $20 to $25 million per quarter to the Company. We believe that our calculation of the lease coverage ratio was made in compliance with the CMBS Loan Documents.

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

        During the three-months ending March 31, 2009, the lenders under the Land Loan indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement. Based on appraisals provided by the lenders during the three-months ended March 31, 2009, the loan-to-value ratio approximated 129%. Based upon such appraisals of the collateral demonstrating that the loan to value ratio has increased to 40% or more, an event of default has occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the Land Loan and related accrued interest due and payable and foreclose on the underlying collateral of the borrower which at March 31, 2009 includes land with a book value of $501.1 million and restricted cash of $8.2 million. There is no recourse to the Company for any portion of the Land Loan that is not satisfied by the Borrower or the collateral. The Company is in discussions with the lenders regarding solutions to the potential event of default, however, the Company can provided no assurance that it will be able to come to an agreement with the lenders. The accompanying condensed consolidated financial statements have classified the outstanding indebtedness related to the Land Loan and the market value of the associated interest rate swap as current at March 31, 2009 due to this uncertainty.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of March 31, 2009, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 2.50%. As of March 31, 2009, the maximum margin for Eurodollar Rate borrowings was 2.50% and the maximum margin for Alternate Base Rate borrowings was 1.50%. As of March 31, 2009, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 2.00 to 1.00 on March 31, 2009 through December 31, 2009, which increases to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011 and each quarter thereafter. As of March 31, 2009, the interest coverage ratio was 1.57 to 1.00. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio can be no more than 7.50 to 1.00 on March 31, 2009, which reduces to 7.25 to 1.00 on June 30, 2009, to 7.00 to 1.00 on September 30, 2009, to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.50 to 1.00 on June 30, 2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011 and each quarter thereafter. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.00 to 1.00 on March 31, 2009 and each quarter thereafter. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business. As of March 31, 2009, our total debt to Adjusted EBITDA and total senior secured debt to Adjusted EBITDA was 10.50 to 1.00 and 3.18 to 1.00, respectively.

        For the quarters ended December 31, 2008 and March 31, 2009, we were not in compliance with the financial covenants in the Credit Agreement as noted above. On March 2, 2009 and April 14, 2009, we entered into a forbearance agreement and an amendment to forbearance agreement, respectively, with our lenders under the Credit Agreement in which the Lenders have agreed to grant a limited waiver with respect to the failure of the Company to comply with the financial covenants contained in the Credit Agreement since December 31, 2008. See "Overview of Recent Developments" for further discussion.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. At March 31, 2009, our Consolidated Coverage Ratio (as defined in the Indentures) was 1.15 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolver not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

        We have elected not to make a scheduled $14.6 million interest payment that was due on February 1, 2009 to holders of the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), a scheduled $15.5 million interest payment that was due on February 15, 2009, to holders of the Company's $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), a scheduled $24.1 million interest payment that was due on March 1, 2009 to holders of the Company's $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"), a scheduled $9.9 million interest payment that was due on March 15, 2009, to holders of the Company's $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") and a scheduled $13.5 million interest payment that was due on April 1, 2009 to holders of the Company's $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes"). The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes ended on March 3, March 17, March 31, April 14 and May 1, 2009, respectively. On March 2, 2009 and April 14, 2009, we entered into a forbearance agreement and an amendment to forbearance agreement, respectively, with the holders of our Notes to waive certain events of default specified therein the Forbearance Period from the exercise of remedies with respect to existing events at default including our failure to make scheduled interest payments as noted above. See "Overview of Recent Developments" for further discussion.

  Gain on Early Retirement of Debt

        In January 2009, a wholly-owned subsidiary of the Company purchased $40.0 million in aggregate principal amount of our outstanding $700 million 6 7/8% Senior Subordinated Notes and $8.0 million aggregate principal amount of our outstanding $450 million 6 1/2% Senior Subordinated Notes for approximately $1.5 million plus approximately $1.4 million in accrued interest. As a result, we recorded a gain on early retirement of debt of approximately $40.3 million during the three months ended March 31, 2009 which is the difference between the reacquisition price and the net carrying amount of the extinguished debt including the face amount of the associated debt adjusted for the related unamortized discount and debt issuance costs.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under SFAS 98, "Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of Lease Term; Initial Direct Costs of Direct Financing Leases". Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our condensed consolidated balance sheets and is depreciated according to our policy. During the three months ended March 31, 2009 and 2008, we recorded approximately $1.3 million of interest expense related to this lease. Future minimum lease payments related to this lease for the next five years are approximately $5.4 million, $5.5 million, $5.5 million, $5.6 million and $5.7 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

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

        The cash flow hedges effectively convert a portion of our floating-rate debt based on one-month LIBOR rates to a fixed rate. As of March 31, 2009, we paid a weighted-average fixed rate of 3.1% and received one-month LIBOR which approximated 0.5%. During the three months ended March 31, 2009, these interest rate swaps were de-designated as cash flow hedges for accounting purposes. As a result, the variable cash flow method was used to measure the ineffectiveness of the hedging relationship. Accordingly, the calculation of ineffectiveness involved a comparison of the present value of the cumulative change in the expected future cash flows of the variable portion of the interest rate swaps and the present value of the cumulative change in the expected future variable interest payments designated in the hedging relationship. As a result, we expect approximately $1.3 million of deferred net loss related to these interest rate swaps, included in accumulated other comprehensive loss at March 31, 2009, to be reclassified into earnings during the next twelve months.

        In addition, we have two floating-to-fixed rate interest rate swaps, one with a notional amount of $1.36 billion terminating in November 2012 and one with a notional amount of $250 million terminating in January 2011, each effectively converting a portion of our floating-rate debt based on one-month LIBOR rates to a fixed rate. These interest rate swaps are not designated as hedging instruments and as a result, gains or losses resulting from the change in fair value of these swaps are recognized in earnings in the period of the change. As of March 31, 2009, we paid a weighted-average fixed rate of 4.9% and received one-month LIBOR which approximated 0.6%. For the three months ended March 31, 2009 and 2008, we recorded a gain of $20.3 million and a loss of $58.4 million, respectively, on our condensed consolidated statements of operations related to the change in fair value of interest rate swaps and interest rate caps related to the CMBS Loans.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense of approximately $19.3 million and $5.1 million for the three months ended March 31, 2009 and 2008, respectively.

  Aliante Station Financing

        In October 2007, we completed financing for Aliante Station (the "Aliante Financing"). The Aliante Financing was completed with a group of banks and provides for borrowings of up to $430 million at a margin above the LIBOR rate of up to 325 basis points, of which $20.6 million was relating to the unfunded commitment by a bank that was closed by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation was named receiver on July 25, 2008. The loan requires initial equity contributions from each partner, Station and G.C. Investments, LLC (G.C. Investments, LLC being principally owned by members of the Greenspun family) of $105 million and equity contributions for a completion guarantee, if necessary, for project costs that exceed $618 million exclusive of land acquisition costs and financing costs. The completion guarantee is a joint and several obligation of each partner, with G.C. Investment, LLC's obligation collateralized. In the event a default is declared as it relates to our Credit Agreement, and Station and G.C. Investments, LLC have not been released from the completion guarantee, an event of default would occur as it relates to the Aliante Financing.

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At March 31, 2009, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

Critical Accounting Policies

        A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. The following accounting policy became a critical policy during the three months ended March 31, 2009 due to an increase in the materiality of the associated transactions:

  Restricted Cash

        Restricted cash includes cash reserves required in connection with our financing transactions, treasury management activities, letter of credit collateralization and regulatory reserves for race and sports book operations.

Forward-looking Statements

        When used in this report and elsewhere by management from time to time, the words "may", "might", "could", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our reorganization plan, expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our ability to effect a successful debt restructuring, the ability to recognize the benefits of the Merger, the impact of the substantial indebtedness incurred to finance the consummation of the Merger, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, development and construction risks, regulatory matters and litigation are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

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

        The following table provides information about our long-term debt at March 31, 2009 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands, unaudited):

	Maturity date	Face amount	Carrying value	Estimated fair value
CMBS Loans, weighted-average interest rate of approximately 5.7%	November 2012 (a)	$2,475,000	$2,475,000	$2,475,000
Land Loan, weighted-average interest rate of approximately 7.4%	February 2011	250,000	250,000	250,000
Revolver, weighted-average interest rate of approximately 3.5%	August 2012	650,000	628,237	628,237
Term Loan, weighted-average interest rate of approximately 3.2%	August 2012	246,875	246,875	246,875
6% senior notes	April 2012	450,000	431,310	135,000
7 3/4% senior notes	August 2016	400,000	392,351	132,000
6 1/2% senior subordinated notes	February 2014	442,000	396,712	13,260
6 7/8% senior subordinated notes	March 2016	660,000	581,928	19,800
6 5/8% senior subordinated notes	March 2018	300,000	255,736	6,000
Other debt, weighted-average interest rate of approximately 7.9%	2013-2027	80,098	80,098	80,098

Total		$5,953,973	$5,738,247	$3,986,270

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

        The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands, unaudited):

	Current Portion as of March 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$2,058,318	$5,633	$316	$335	$357	$2,730	$2,067,689
Weighted-average interest rate	8.6%	6.1%	7.2%	7.2%	7.2%	7.3%	8.6%
Variable-rate	$1,125,149	$40	$43	$2,475,326	$—	$70,000	$3,670,558
Weighted-average interest rate	4.3%	7.5%	7.5%	5.7%	—	8.1%	5.3%
Interest rate swaps:
Notional amount	$250,000	$250,000	$—	$1,362,500	$—	$—	$1,862,500
Average payable rate	3.1%	3.0%	—	5.3%	—	—	4.7%
Average receivable rate	0.5%	0.5%	—	0.6%	—	—	0.5%

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

  S. Blake Murchison v. Station Casinos, Inc. et al.

        On February 12, 2009, a lawsuit was filed in the United States District Court, District of Nevada titled S. Blake Murchison v. Station Casinos, Inc. et al. The lawsuit, brought on behalf of certain holders of the Company's outstanding senior and senior subordinated notes, alleged that such holders were unfairly discriminated against in connection with the Company's solicitation of ballots in favor of the plan of reorganization. The plaintiffs alleged that the solicitation was an exchange offer that would give a limited number of holders of the Company's outstanding notes the opportunity to obtain new notes which would be senior to the outstanding notes. The lawsuit named as defendants the Company, its directors and certain of its executive officers and sought, among other remedies, injunctive relief. On May 5, 2009, the plaintiff dismissed all of the claims without prejudice.

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

Item 1A.    Risk Factors

        A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. There were no material changes to those risk factors during the three months ended March 31, 2009.

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

STATION CASINOS, INC., Registrant
DATE: May 13, 2009	/s/ THOMAS M. FRIEL Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)