Form 10-Q
period 2009-06-30
STATION CASINOS INC
filed 2009-08-14
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of August 10, 2009 there were 41.7 shares outstanding of the registrant's voting common stock, $0.01 par value and 41,674,838 shares outstanding of the registrant's non-voting common stock, $0.01 par value. The issued and outstanding equity securities of the registrant are not publicly traded and are all owned by FCP Holding Inc., Fertitta Partners LLC and FCP VoteCo LLC.

STATION CASINOS, INC.
INDEX

Part I. Financial Information

Item 1.    Financial Statements

STATION CASINOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$315,385	$458,064
Restricted cash	90,107	14,961
Receivables, net	43,863	42,271
Inventories	10,725	11,509
Prepaid gaming tax	19,999	18,505
Prepaid expenses	16,289	16,818
Due from unconsolidated affiliate	5,135	5,011

Total current assets	501,503	567,139
Property and equipment, net	2,968,629	3,016,169
Goodwill	366,484	366,484
Intangible assets, net	574,025	602,218
Land held for development	905,591	912,966
Investments in joint ventures	44,521	43,550
Native American development costs	212,225	206,382
Other assets, net	152,023	116,728

Total assets	$5,725,001	$5,831,636

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$5,734,139	$2,977,364
Accounts payable	13,017	13,986
Construction contracts payable	75	9,428
Accrued interest payable	136,691	61,616
Accrued expenses and other current liabilities	147,233	116,027

Total current liabilities	6,031,155	3,178,421
Long-term debt, less current portion	9,628	2,804,789
Deferred income tax, net	409,815	396,724
Other long-term liabilities, net	40,109	129,026

Total liabilities	6,490,707	6,508,960

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,944,159	2,936,949
Accumulated other comprehensive loss	(4,842)	(8,290)
Accumulated deficit	(3,705,440)	(3,606,400)

Total stockholders' deficit	(765,706)	(677,324)

Total liabilities and stockholders' deficit	$5,725,001	$5,831,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues:
Casino	$190,488	$238,222	$393,610	$487,664
Food and beverage	50,625	58,765	104,000	119,730
Room	22,147	27,981	44,078	58,281
Other	16,060	19,755	31,215	39,082
Management fees	12,279	19,326	26,298	38,072

Gross revenues	291,599	364,049	599,201	742,829
Promotional allowances	(24,438)	(24,947)	(49,292)	(51,410)

Net revenues	267,161	339,102	549,909	691,419

Operating costs and expenses:
Casino	82,065	91,440	165,067	187,211
Food and beverage	31,156	40,276	62,385	81,962
Room	8,847	10,202	17,431	20,565
Other	5,203	8,661	9,589	15,977
Selling, general and administrative	55,309	63,400	110,383	126,587
Corporate	13,107	8,622	24,693	20,390
Development	556	612	1,204	1,339
Depreciation and amortization	53,020	58,416	106,537	115,655
Preopening	1,420	2,720	3,162	4,850
Write-downs and other charges, net	590	3,803	5,840	6,012

	251,273	288,152	506,291	580,548

Operating income	15,888	50,950	43,618	110,871
Earnings from joint ventures	1,044	6,641	2,707	15,167

Operating income and earnings from joint ventures	16,932	57,591	46,325	126,038

Other (expense) income:
Interest expense, net	(92,344)	(94,003)	(184,394)	(191,349)
Interest and other expense from joint ventures	(14,642)	(7,787)	(22,275)	(17,041)
Change in fair value of derivative instruments	14,563	65,140	33,581	6,708
Gain on early retirement of debt	—	—	40,348	—

	(92,423)	(36,650)	(132,740)	(201,682)

(Loss) income before income taxes	(75,491)	20,941	(86,415)	(75,644)
Income tax benefit (provision)	10,160	(2,352)	(12,625)	23,369

Net (loss) income	$(65,331)	$18,589	$(99,040)	$(52,275)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(99,040)	$(52,275)

Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
Depreciation and amortization	106,537	115,655
Change in fair value of derivative instruments	(33,581)	(6,708)
Gain on early retirement of debt	(40,348)	—
Amortization of debt discount and issuance costs	19,443	18,537
Share-based compensation	7,029	6,432
Loss from joint ventures	19,568	1,874
Changes in assets and liabilities:
Restricted cash	(75,146)	(14,564)
Receivables, net	(1,592)	1,267
Inventories and prepaid expenses	(181)	(2,269)
Deferred income tax	12,383	(28,088)
Accounts payable	(969)	(2,256)
Accrued interest	75,075	(8,521)
Accrued expenses and other current liabilities	(27,198)	(4,653)
Other, net	(9,375)	5,807

Total adjustments	51,645	82,513

Net cash (used in) provided by operating activities	(47,395)	30,238

Cash flows from investing activities:
Capital expenditures	(31,224)	(97,770)
Proceeds from sale of land, property and equipment	66	2,221
Investments in joint ventures	(15,946)	(45,570)
Distributions in excess of earnings from joint ventures	838	1,721
Construction contracts payable	(9,353)	(9,270)
Native American development costs	(5,844)	(7,103)
Other, net	(787)	(2,282)

Net cash used in investing activities	(62,250)	(158,053)

Cash flows from financing activities:
Payments under Credit Agreement with maturity dates less than three months, net	—	(143,100)
Proceeds from issuance of land loan	—	250,000
Payments under Term Loan with maturity dates less than three months, net	(1,250)	(1,250)
Payments of financing costs	(26,959)	(3,764)
Redemption of senior subordinated notes	(1,460)	—
Other, net	(3,365)	(46)

Net cash (used in) provided by financing activities	(33,034)	101,840

Cash and cash equivalents:
Decrease in cash and cash equivalents	(142,679)	(25,975)
Balance, beginning of period	458,064	96,392

Balance, end of period	$315,385	$70,417

Supplemental cash flow disclosures:
Cash paid for interest, net of $7,016 and $11,730 capitalized, respectively	$88,330	$179,683
Debt settlement in land sale	4,000	—

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

        The accompanying condensed consolidated financial statements included herein have been prepared by Station, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

        Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2008 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

  Overview of Recent Developments

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 of title 11 of the United States Code. These chapter 11 cases are being jointly administered under the caption Northern NV Acquisitions, LLC, et al Debtors Case No. 09-52470 (the "Chapter 11 Case").

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into a $150 million unsecured, subordinated administrative priority debtor in possession credit agreement (the "DIP Credit Agreement") among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company), as administrative agent (the "Administrative Agent") and lender, and the lenders party thereto. The DIP Credit Agreement provides for a $150 million revolving credit facility that will be funded on a committed basis for so long as Vista Holdings, LLC has cash and cash equivalents on hand in an amount in excess of $100 million. The proceeds of the loans incurred by the DIP Credit Agreement will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case.

1. Basis of Presentation (Continued)

        In connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a Second Forbearance Agreement and Second Amendment to the Credit Agreement (the "Forbearance Agreement") with the lenders holding a majority of the commitments under its senior secured credit facility (the "Credit Agreement") pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement through the earlier of the effective date of a plan of reorganization under the Chapter 11 Case or January 31, 2010, unless earlier terminated.

        The Company's direct and indirect subsidiaries that operate its hotel and casino properties have not filed for bankruptcy relief and continue to operate their businesses in the ordinary course. The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company remains in discussions with its lenders and the holders of the Notes regarding a possible reorganization of its capital structure. There can be no assurance that any agreement concerning such a reorganization will be reached or, if any agreement is reached, what the terms thereof will be.

        As a result of the filing of the Chapter 11 Case, previous events of default and/or related uncertainties, the outstanding indebtedness related to the Land Loan, the Credit Agreement, the Notes, the CMBS mortgage loan and related mezzanine financing has been accelerated and is due and payable, subject to the bankruptcy stay. Such indebtedness and the corporate office lease, as well as the market value of the associated interest rate swaps, have been classified as current in the accompanying condensed consolidated balance sheets at June 30, 2009. The outstanding indebtedness related to the Credit Agreement and the Notes, as well as the market value of the associated interest rate swaps, were classified as current in the condensed consolidated balance sheets at December 31, 2008.

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

1. Basis of Presentation (Continued)

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

  Significant Accounting Policies

        A description of the Company's significant accounting policies can be found in Item 7 of its Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. The following accounting policy became a critical policy during the six months ended June 30, 2009 due to an increase in the materiality of the associated transactions:

  Restricted Cash

        Restricted cash includes cash reserves required in connection with the Company's financing transactions, treasury management activities, the CMBS Loans, letter of credit collateralization and regulatory reserves for race and sports book operations.

  Recently Issued Accounting Standards

        In June 2009, the Financial Accounting Standards Board (the "FASB") issued SFAS 166, "Accounting for Transfers of Financial Assets". SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt SFAS 166 in fiscal year 2010. The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements.

        In June 2009, the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46R". SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Accordingly, we

1. Basis of Presentation (Continued)

will adopt SFAS 167 in fiscal year 2010. We are currently evaluating the impact on our condensed consolidated financial statements of adopting this standard.

        In June 2009, the FASB issued SFAS 168, "The 'FASB Accounting Standards Codification' and the Hierarchy of Generally Accepted Accounting Principles". This standard replaces SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the "Codification") will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC"), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it is not expected to have any impact on our condensed consolidated financial statements.

        In May 2009, the FASB issued SFAS 165, "Subsequent Events". SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. Accordingly, we adopted SFAS 165 for the interim period ending June 30, 2009. The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position ("FSP") on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". This FSP requires that the fair value disclosures required by SFAS 107 "Disclosures about Fair Value of Financial Instruments" be included for interim reporting periods. We adopted this new accounting standard effective April 1, 2009. The adoption of FSP on FAS 107-1 and APB 28-1 did not have a material impact on our condensed consolidated financial statements.

        In April 2009, the FASB issued FSP on FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". This FSP amends the impairment guidance relating to certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis. Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. We adopted this new accounting standard effective April 1, 2009. The adoption of FSP on FAS 115-2 and FAS 124-2 did not have a material impact on our condensed consolidated financial statements.

        In April 2009, the FASB issued FSP on FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. We adopted this new accounting standard effective April 1, 2009. The adoption of FSP on FAS 157-4 did not have a material impact on our condensed consolidated financial statements.

        In April 2009, the FASB issued FSP on FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies". This FSP requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business

1. Basis of Presentation (Continued)

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

        In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Under SFAS 161, entities are required to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the affect of derivative instruments on the entity's financial position, financial performance and cash flows. We adopted SFAS 161 during the first quarter of 2009. See Note 6—Derivative Instruments for additional information.

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

2. Due from Unconsolidated Affiliate

        We hold a $5.0 million promissory note from Green Valley Ranch which accrues interest at an annual rate of 5.0% and matures in January 2011.

        On March 10, 2009, a promissory note for $10.0 million (the "Aliante Promissory Note") was executed between a subsidiary of Station Casinos, Inc. and Aliante Gaming. The Aliante Promissory Note accrued interest at an annual rate of 5.0% and was payable on March 10, 2011. During the second quarter of 2009, the Aliante Promissory Note was repaid.

2. Due from Unconsolidated Affiliate (Continued)

        The GVR Promissory Note and related interest receivable are recorded in due from unconsolidated affiliate on our condensed consolidated balance sheets.

3. Intangible Assets

        Intangible assets consist of the following (amounts in thousands):

	Estimated life (years)	June 30, 2009	December 31, 2008
		(unaudited)
Brands	Indefinite	$129,243	$129,243
License rights	Indefinite	4,531	4,490
Customer relationships	15	40,745	40,745
Management contracts	3-20	504,870	504,870

Total intangible assets		679,389	679,348
Less accumulated amortization:
Customer relationships		(17,649)	(16,844)
Management contracts		(87,715)	(60,286)

Total accumulated amortization		(105,364)	(77,130)

Intangible assets, net		$574,025	$602,218

        The intangible asset for customer relationships refers to the value associated with our rated casino guests. We utilized the income forecast approach as our basis for amortization of the customer relationships intangible assets prior to our annual impairment test for the year ended December 31, 2008 since the cash flow related to these assets was expected to be higher in the earlier years of the relationship and then decline materially over time. Subsequent to our annual impairment testing in 2008, these intangible assets are being amortized ratably over their estimated useful lives as the expected pattern of consumption no longer accommodates the income forecast approach. The remaining definite-lived intangible assets are being amortized ratably over their estimated useful lives. The aggregate amortization expense for those assets that are amortized under the provisions of SFAS 142 was approximately $14.1 million and $28.2 million for the three and six months ended June 30, 2009, and approximately $19.5 million and $39.0 for the three and six months ended June 30, 2008, respectively. Estimated annual amortization expense for intangible assets for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is anticipated to be approximately $29.8 million, $8.7 million, $8.7 million, $8.7 million and $8.7 million, respectively.

4. Investments in Joint Ventures

        We have various investments in 50% owned joint ventures, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions from the joint ventures. As of June 30, 2009, we have received distributions in excess of our equity earnings. The investment balance also includes any fair value

4. Investments in Joint Ventures (Continued)

adjustments recorded in conjunction with the Merger described in Note 1 and impairment charges. Investments in joint ventures consist of the following (amounts in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Green Valley Ranch (50.0%)	27,364	$26,162
Aliante Station (50.0%) (a)	—	—
Rancho Road	1,084	366
Palms Casino Resort (6.7%)	2,746	4,080
Barley's (50.0%)	10,789	10,764
Wildfire Lanes (50.0%)	2,079	1,668
The Greens (50.0%)	459	510

Investments in joint ventures	$44,521	$43,550

  (a)
  As a result of impairment charges recorded in the year ended December 31, 2008, our investment in Aliante Station at June 30, 2009 and December 31, 2008 reflected a deficit of approximately $6.7 million and $3.6 million, respectively, which is recorded as a long-term liability in our condensed consolidated balance sheets.

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Current assets	$88,488	$119,989
Property and equipment and other assets, net	2,056,895	2,109,750
Current liabilities	482,658	506,728
Long-term debt and other liabilities	1,339,433	1,357,800
Members' equity	323,292	365,211

        Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net revenues	$122,286	$127,892	$244,799	$259,975
Operating costs and expenses	121,212	110,135	243,228	219,573

Operating income	1,074	17,757	1,571	40,402
Interest and other expense, net	(35,979)	(13,086)	(57,975)	(43,552)

Net income (loss)	$(34,905)	$4,671	$(56,404)	$(3,150)

4. Investments in Joint Ventures (Continued)

        The operating earnings from these joint ventures are shown as a separate line item on our condensed consolidated statements of operations after operating income. In addition, interest and other expense from joint ventures is shown as a separate component under other expense on our condensed consolidated statements of operations, and includes our 50% interest in the mark-to-market valuation of the interest rate swaps that are not designated as hedging instruments for accounting purposes. The following table identifies the total equity earnings from joint ventures (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating earnings from joint ventures	$1,044	$6,641	$2,707	$15,167
Interest and other expense from joint ventures	(14,642)	(7,787)	(22,275)	(17,041)

Net loss from joint ventures	$(13,598)	$(1,146)	$(19,568)	$(1,874)

5. Long-term Debt

        Long-term debt consists of the following (amounts in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
CMBS mortgage loan and related mezzanine financings, due November 12, 2009, interest at a margin above LIBOR (5.6% and 6.0% at June 30, 2009 and December 31, 2008, respectively)	$2,475,000	$2,475,000
Land Loan, $250 million limit at June 30, 2009, due February 7, 2011, interest at a margin above LIBOR or the Alternate Base Rate (7.4% and 7.6% at June 30, 2009 and December 31, 2008, respectively)	250,000	250,000
Revolver, $650 million limit at June 30, 2009, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (5.3% and 3.9% at June 30, 2009 and December 31, 2008, respectively)	628,237	628,237
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (4.9% and 3.8% at June 30, 2009 and December 31, 2008, respectively)	246,250	247,500
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2009, net of unamortized discount of $17.3 million and $20.1 million at June 30, 2009 and December 31, 2008, respectively	432,731	429,914
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011, net of unamortized discount of $7.5 million and $7.8 million at June 30, 2009 and December 31, 2008, respectively	392,541	392,164
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2010, net of unamortized discount of $43.4 million and $47.9 million at June 30, 2009 and December 31, 2008, respectively	398,562	402,051
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2010, net of unamortized discount of $76.1 million and $84.9 million at June 30, 2009 and December 31, 2008, respectively	583,948	615,105
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $43.5 million and $45.1 million at June 30, 2009 and December 31, 2008, respectively	256,549	254,942
Other long-term debt, weighted-average interest of 7.9% and 7.8% at June 30, 2009 and December 31, 2008, respectively, maturity dates ranging from 2013 to 2027	79,949	87,240

Total long-term debt	5,743,767	5,782,153
Current portion of long-term debt	(5,734,139)	(2,977,364)

Total long-term debt, net	$9,628	$2,804,789

5. Long-term Debt (Continued)

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

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of June 30, 2009, our lease coverage ratio was 0.99 to 1.00. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. During the six months ended June 30, 2009, $22.0 million was deposited in the collateral account in relation to this block. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. Based on current LIBOR rates, and until the Company attains the minimum lease coverage ratio, the CMBS Borrower will be prohibited from distributing approximately $25 million to $30 million per quarter to the Company. We believe that our calculation of the lease coverage ratio was made in compliance with the CMBS Loan Documents.

  Land Loan

        On February 7, 2008, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las

5. Long-term Debt (Continued)

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

        During the six months ending June 30, 2009, the lenders under the land loan indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement. Based on appraisals provided by the lenders during the six months ended June 30, 2009, the loan-to-value ratio approximated 129%. Based upon such appraisals of the collateral indicating that the loan to value ratio had increased to 40% or more, an event of default has occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the land loan and related accrued interest due and payable and foreclose on the underlying collateral of the borrower which at June 30, 2009 includes land with a book value of $501.1 million and restricted cash of $8.2 million. There is no recourse to the Company for any portion of the land loan that is not satisfied by the Borrower or the collateral. The Company is in discussions with the lenders regarding solutions to the potential event of default, however, the Company can provided no assurance that it will be able to reach a solution with the lenders. As a result of this uncertainty, the outstanding indebtedness related to the land loan and the market value of the associated interest rate swap have been classified as current in the accompanying condensed consolidated balance sheets at June 30, 2009.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of June 30, 2009, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of June 30, 2009, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of June 30, 2009, the fee for any unfunded portion of the Revolver was 0.375%.

5. Long-term Debt (Continued)

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 2.00 to 1.00 on June 30, 2009 through December 31, 2009, which increases to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011 and each quarter thereafter. As of June 30, 2009, the interest coverage ratio was 1.17 to 1.00. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio can be no more than 7.25 to 1.00 on June 30, 2009, which reduces to 7.00 to 1.00 on September 30, 2009, to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.50 to 1.00 on June 30, 2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011 and each quarter thereafter. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.00 to 1.00 on June 30, 2009 and each quarter thereafter. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business. As of June 30, 2009, our total debt to Adjusted EBITDA and total senior secured debt to Adjusted EBITDA were 13.91 to 1.00 and 4.22 to 1.00, respectively.

        For the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009, we were not in compliance with the financial covenants in the Credit Agreement as noted above. In connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a Second Forbearance Agreement and Second Amendment to the Credit Agreement (the "Forbearance Agreement") with the lenders holding a majority of the commitments under its Credit Agreement pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement through the earlier of the effective date of a plan of reorganization under the Chapter 11 Case or January 31, 2010, unless earlier terminated. See Note 1—Overview of Recent Developments for further discussion.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our $2.3 billion in aggregate principal amount of senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. As a result of the filing of the Chapter 11 Case, all amounts outstanding under the Notes have been accelerated and are due and payable. At June 30, 2009, our Consolidated Coverage Ratio (as defined in the Indentures) was 0.77 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolver not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

        We have elected not to make two scheduled interest payments of $14.6 million each that were due on February 1, 2009 and August 3, 2009 to holders of the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), a scheduled $15.5 million interest payment that was due on February 15, 2009, to holders of the Company's $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), a scheduled $24.1 million interest payment that was due on

5. Long-term Debt (Continued)

March 1, 2009 to holders of the Company's $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"), a scheduled $9.9 million interest payment that was due on March 15, 2009, to holders of the Company's $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") and a scheduled $13.5 million interest payment that was due on April 1, 2009 to holders of the Company's $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes"). The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes ended on March 3, March 17, March 31, April 14 and May 1, 2009, respectively. See Note 1—Overview of Recent Developments for further discussion.

  Gain on Early Retirement of Debt

        In January 2009, a wholly-owned subsidiary of the Company purchased $40.0 million in aggregate principal amount of our outstanding $700 million 6 7/8% Senior Subordinated Notes and $8.0 million in aggregate principal amount of our outstanding $450 million 6 1/2% Senior Subordinated Notes for approximately $1.5 million plus approximately $1.4 million in accrued interest. As a result, during the first quarter of 2009 we recorded a gain on early retirement of debt of approximately $40.3 million, which is the difference between the reacquisition price and the net carrying amount of the extinguished debt including the face amount of the associated debt adjusted for the related unamortized discount and debt issuance costs.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. If the Chapter 11 Case is not dismissed within 90 days following the filing thereof, it will constitute an event of default under the sale leaseback agreement for the corporate office building which will entitle the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under SFAS 98, "Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of Lease Term; Initial Direct Costs of Direct Financing Leases". Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our condensed consolidated balance sheets and depreciate it according to our policy. During the three months ended June 30, 2009 and 2008, we recorded interest expense related to this lease of approximately $1.4 million and $1.3 million, respectively. During the six months ended June 30, 2009 and 2008, we recorded interest expense related to this lease of approximately $2.7 million and $2.6 million, respectively. Future minimum lease payments related to this lease for the next five years are approximately $5.4 million, $5.5 million, $5.5 million, $5.6 million and $5.7 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

6. Derivative Instruments

        Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps and interest rate caps as part of our cash flow hedging strategy. Interest rate swaps utilized as cash flow hedges involve the receipt of variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. We do not use derivative financial instruments for trading or speculative purposes.

        As of December 31, 2008, we had two floating-to-fixed rate interest rate swaps with a combined notional amount of $250 million terminating in February 2011, which qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value being reported as a component of other comprehensive income (loss). The variable cash flow method was used to measure the ineffectiveness of the hedging relationship. Accordingly, the calculation of ineffectiveness involved a comparison of the present value of the cumulative change in the expected future cash flows of the variable portion of the interest rate swaps and the present value of the cumulative change in the expected future variable interest payments designated in the hedging relationship. These cash flow hedges effectively convert a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. During the first quarter of 2009, these interest rate swaps were de-designated as cash flow hedges for accounting purposes. As of June 30, 2009, we paid a weighted-average fixed rate of 3.1% and received one-month LIBOR which approximated 0.3% on these cash flow hedges.

        Accumulated other comprehensive loss on our condensed consolidated balance sheets includes deferred gains and losses related to our interest rate swaps that were previously designated as hedging instruments under SFAS 133, as well as our proportionate share of our 50% owned joint ventures' deferred gains and losses on interest rate swaps that were previously designated as hedging instruments under SFAS 133. We expect a total of approximately $4.0 million of deferred net losses related to these interest rate swaps, included in accumulated other comprehensive loss at June 30, 2009, to be reclassified into earnings during the next twelve months.

        During the second quarter of 2009, two interest rate swaps of one of our 50% owned joint ventures with notional amounts of $297.8 million were terminated, and it became probable that the original forecasted transactions would not occur. As a result, we reclassified $0.3 million in deferred losses, net of tax, from accumulated other comprehensive income into earnings. As of June 30, 2009, the interest rate swaps of our 50% owned joint ventures have a total notional amount of $548.0 million and terminate through February 2014.

6. Derivative Instruments (Continued)

        The activity in deferred gains (losses) on derivatives included in accumulated other comprehensive loss is as follows (amounts in thousands, unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Deferred gains (losses) on derivatives included in accumulated other comprehensive loss, beginning balance	$(6,334)	$(17,341)	$(8,414)	$(6,477)
Gains (losses) recognized in other comprehensive loss on derivatives (effective portion), net of tax	—	13,757	1,286	2,893
Losses reclassified from other comprehensive income into income (effective portion) in change of fair value of derivative instruments	996	—	1,790	—
Losses reclassified from other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	257	—	257	—

Deferred losses on derivatives included in accumulated other comprehensive loss, ending balance	$(5,081)	$(3,584)	$(5,081)	$(3,584)

        We also have two floating-to-fixed rate interest rate swaps, one with a notional amount of $1.36 billion terminating in November 2012 and one with a notional amount of $250 million, terminating in January 2011, each effectively converting a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. These interest rate swaps are not designated as hedging instruments and as a result, gains or losses resulting from the change in fair value of these swaps are recognized in earnings in the period of the change. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our condensed consolidated financial statements. As of June 30, 2009, we paid a weighted-average fixed rate of 4.9% and received one-month LIBOR which approximated 0.3% on these interest rate swaps.

6. Derivative Instruments (Continued)

        Presented below are the effects of derivative instruments on our condensed consolidated statements of operations (amounts in thousands, unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Amounts included in change in fair value of derivative instruments:
Gains from interest rate swaps	$14,741	$65,921	$34,005	$7,489
Gains (losses) from interest rate cap	440	(781)	410	(781)

Net gains for derivatives not designated as hedging instruments	15,181	65,140	$34,415	6,708
Losses reclassified from other comprehensive income into income (effective portion)	(618)	—	(834)	—

Total derivative gains included in change in fair value of derivative instruments	$14,563	$65,140	$33,581	$6,708

Amounts included in interest and other expense from joint ventures:
Gains (losses) for derivatives not designated as hedging instruments	$(1,658)	$—	$2,910	$—
Losses reclassified from other comprehensive income into income (effective portion)	(916)	—	(1,920)	—
Losses reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	(394)	—	(394)	—

Total derivative gains (losses) included in interest and other expense from joint ventures	$(2,968)	$—	$596	$—

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps and interest rate cap resulted in an increase in interest expense of approximately $20.1 million and $39.4 million for the three and six months ended June 30, 2009, and $9.5 million and $14.6 million for the three and six months ended June 30, 2008, respectively. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase in interest and other expense from joint ventures in our condensed consolidated statements of operations, and totaled approximately $3.2 million and $4.6 million for the three and six months ended June 30, 2009, and $1.5 million and $1.8 million for the three and six months ended June 30, 2008, respectively.

6. Derivative Instruments (Continued)

        The fair values of our outstanding derivative instruments are recorded in our condensed consolidated balance sheet as follows (amounts in thousands):

	Fair Value at
Balance Sheet Classification	June 30, 2009	December 31, 2008
	(unaudited)
Derivatives designated as hedging instruments:
Interest rate swaps:
Other long-term liabilities	$—	$6,148
Derivatives not designated as hedging instruments:
Interest rate swaps:
Accrued expenses and other current liabilities	63,289	5,960
Other long-term liabilities	—	87,163

Total interest rate swaps not designated as hedging instruments	63,289	93,123

Total liability derivatives	$63,289	$99,271

Interest rate cap:
Other assets, net	$574	$163

Total asset derivatives	$574	$163

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

        In February 2008, the FASB issued FASB Staff Position on Statement 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008. Our significant nonfinancial assets and liabilities include those initially measured at fair value in a business combination and goodwill which is tested annually for impairment. We adopted this new accounting standard on January 1, 2009. The adoption of FSP 157-2 did not have a material impact on our condensed consolidated financial statements.

        SFAS 157 does not require any new fair value measurements, but rather applies to other accounting pronouncements that require or permit fair value measurements. This standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are

7. Fair Value Measurements (Continued)

observable at commonly quoted intervals. Level 3 inputs are unobservable, and include situations in which there is little, if any, market activity for the asset or liability at the measurement date.

        The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands, unaudited):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
Assets
Company-owned life insurance—deferred compensation	$—	$18,152	$—	$18,152
Interest rate caps	—	574	—	574
Available-for-sale securities	414	—	—	414

Total assets	$414	$18,726	$—	$19,140

Liabilities
Interest rate swaps	$—	$63,289	$—	$63,289
Deferred compensation liabilities	868	—	—	868

Total liabilities	$868	$63,289	$—	$64,157

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

8. Stockholders' Equity

  Other Comprehensive Income

        SFAS 130, "Reporting Comprehensive Income", requires companies to disclose other comprehensive income and the components of such income. Comprehensive income (loss) is the total of net income (loss) and all other non stockholder changes in equity, and includes unrealized gains (losses) on available-for-sale securities and the amortization of unrecognized pension and postretirement benefit plan liabilities. In addition, comprehensive income (loss) includes recognition of deferred mark-to-market adjustments on interest rate swaps that were previously designated as hedging instruments, as well as our 50% share of deferred mark-to-market adjustments on interest rate swaps previously designated as hedging instruments

8. Stockholders' Equity (Continued)

at Green Valley Ranch and Aliante Station. Comprehensive loss was computed as follows (amounts in thousands, unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(65,331)	$18,589	$(99,040)	$(52,275)
Mark-to-market valuation of interest rate swaps, net of tax	1,253	13,757	3,332	2,893
Unrealized gains (losses) on available-for-sale securities, net of tax	107	(64)	136	(324)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(11)	2,017	(20)	2,035

Comprehensive (loss) income	$(63,982)	$34,299	$(95,592)	$(47,671)

        The components of accumulated other comprehensive loss are as follows (amounts in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Mark-to-market valuation of interest rate swaps, net of tax	$(2,168)	$(3,996)
Mark-to-market valuation of interest rate swaps of joint ventures, net of tax	(2,913)	(4,418)
Unrealized loss on available-for-sale securities, net of tax	(72)	(207)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	311	331

Accumulated other comprehensive loss	$(4,842)	$(8,290)

        A portion of the mark-to-market valuation of interest rate swaps, net of tax, included in accumulated other comprehensive loss at June 30, 2009 and December 31, 2008 relates to our 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch and Aliante Station that were previously designated as cash flow hedges. These swaps were de-designated as cash flow hedges during the year ended December 31, 2008. During the quarter ended June 30, 2009, the interest rate swaps at Aliante Station were terminated, and the remaining balance in accumulated other comprehensive loss of $0.3 million related to these interest rate swaps was reclassified into earnings. We expect approximately $2.9 million of deferred net loss related to the Green Valley Ranch interest rate swaps, included in accumulated other comprehensive loss at June 30, 2009, to be accreted as an increase in interest and other expense from joint ventures in our condensed consolidated statements of operations during the remaining terms of the interest rate swaps.

9. Share-Based Compensation

        Long-term incentive compensation is provided in the form of non-voting limited liability company membership interests in FCP and Fertitta Partners pursuant to the Second Amended and Restated Operating Agreement of Fertitta Colony Partners and the Amended and Restated Operating Agreement of Fertitta Partners, respectively (collectively "the Operating Agreements"). The Operating Agreements allow certain officers and members of management of the Company to participate in the long-term growth and financial success of the Company through indirect ownership of Class B Units and direct ownership of Class C Units in FCP and Fertitta Partners. The purpose is to promote the Company's long-term growth

9. Share-Based Compensation (Continued)

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

        At June 30, 2009, we had unearned share-based compensation of approximately $49.5 million associated with Class B Units and Class C Units which is expected to be recognized over a period of approximately 4.25 years. During the three and six months ended June 30, 2009, there were no Class B Units or Class C Units granted. During the six months ended June 30, 2008, 122,576 Class B Units with a weighted-average grant-date fair value of $36.96 were granted, which vest equally over five years. In addition, 224,262 Class C Units with a weighted average grant-date fair value of $15.69 were granted during the six months ended June 30, 2008. The Class C Units vest equally over five years.

        The Company determined the fair value associated with these units during 2008 based on a third-party valuation taking into account the estimated enterprise value of the Company, expected term of the units of six years, expected volatility of 28% based on expected volatility of equity instruments of comparable companies and a risk free rate of 3.29%. The estimated fair value of the units will be recognized in expense on a straight-line basis over the requisite service periods of the awards. Should the Class B and Class C Units be legally cancelled during the course of the Chapter 11 proceedings, the remaining unrecognized compensation cost will become immediately recognizable at that time.

        The following table shows the classification of share-based compensation expense within the accompanying condensed financial statements (amounts in thousands, unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Total share-based compensation	$3,548	$3,144	$7,211	$6,564
Less compensation costs capitalized	(59)	(58)	(119)	(117)
Less reimbursed compensation costs	(21)	(27)	(63)	(38)

Share-based compensation recognized as expense	$3,468	$3,059	$7,029	$6,409

Casino	$82	$162	$166	322
Selling, general and administrative	588	545	1,204	1,183
Corporate	1,981	1,574	4,058	3,267
Development	176	214	385	480
Preopening	626	538	1,184	1,120
Earnings from joint ventures	15	26	32	37

Share-based compensation recognized as expense	3,468	3,059	7,029	6,409
Tax benefit	(1,214)	(1,071)	(2,460)	(2,243)

Share-based compensation expense, net of tax	$2,254	$1,988	$4,569	$4,166

10. Future Development

  Las Vegas Development

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. Through June 30, 2009, we have contributed an additional $41.7 million to fund the acquisition of additional property as well as design and development costs.

  Native American Development

  The Federated Indians of Graton Rancheria

        We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing their project and upon opening we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 24% of the facility's net income in years 1-4 and 27% in years 5-7. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the year ended December 31, 2008. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (the "NIGC"). Prior to obtaining third-party financing, we will contribute significant financial support to the project. Through June 30, 2009, we have advanced approximately $140.3 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through June 30, 2009, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

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

        On February 19, 2009, a Notice of Availability of a Final Environmental Impact Statement (the "EIS") was filed in the Federal Register, leaving only the issuance of the Record of Decision (the "ROD") to complete the environmental process. Issuance of the ROD will initiate a 30-day period in which opponents could seek judicial review prior to approval of the Management Agreement.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of June 30, 2009, approximately $2.0 million of these payments had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Through June 30, 2009, we have advanced approximately $44.4 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

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

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Through June 30, 2009, we have advanced approximately $11.5 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through June 30, 2009, $50,000 of these payments had been made and were expensed as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        In 2003, the NIGC approved MITCR's tribal-gaming ordinance authorizing gaming on the proposed project site. On January 17, 2008, the Bureau of Indian Affairs (the "BIA") issued a Finding Of No Significant Impact with respect to the proposed project. On May 8, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for

10. Future Development (Continued)

the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint sought judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. The Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. On April 13, 2009, the District Court granted the DOI and MITCR's motion to dismiss. On May 13, 2009, the Plaintiff filed an appeal in the U.S. District Court in Washington DC. The Appellate Court will set a briefing schedule and schedule oral arguments, which are anticipated to take place by the end of 2009. The Company believes that the allegations contained in the Amended Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. Through June 30, 2009, we have advanced approximately $15.1 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through June 30, 2009, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

10. Future Development (Continued)

  Land Held for Development

        As of June 30, 2009, we had $905.6 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 1,321 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our condensed consolidated balance sheets at June 30, 2009 and December 31, 2008.

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

11. Write-downs and other charges, net

        Write-downs and other charges, net includes various pretax charges to record losses on asset disposals and other non-routine transactions. The components of write-downs and other charges, net were as follows (amounts in thousand, unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Loss on disposal of assets, net	$178	$1,087	$317	$1,151
Loss on land disposition	220	—	5,066	—
Restructuring expense	192	2,616	424	3,261
Write-off of cancelled debt offering fees	—	—	33	—
Lease termination	—	100	—	1,600

Write-downs and other charges, net	$590	$3,803	$5,840	$6,012

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

        The components of the net periodic pension benefit cost related to the SERP and SMRP consist of the following (amounts in thousands, unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Service cost	$529	$540	$1,058	$1,081
Interest cost	304	345	608	691
Amortization of prior service credit	(15)	(20)	(31)	(39)
Amortization of actuarial losses	—	46	—	92

Net periodic pension cost	$818	$911	$1,635	$1,825
Curtailment charge	—	(1,525)	—	(1,525)

Total pension cost (credit)	$818	$(614)	$1,635	$300

13. Income Taxes

        For the three months ended June 30, 2009 and 2008, our effective tax rates were 13.5% and 11.2%, respectively. For the six months ended June 30, 2009 and 2008, our effective tax rates were (14.6)% and 30.9%, respectively. The effective tax rate for the six months ended June 30, 2009 was significantly lower than the prior period due to an increase in our valuation allowance during the six months ended June 30, 2009 due to a portion of our net operating loss that is more likely than not unrealizable.

14. Commitments and Contingencies

  Luckevich, Scott and St. Cyr Litigation

        On February 4, 2008, Josh Luckevich, Cathy Scott and Julie St. Cyr filed a purported class action complaint against the Company and certain of its subsidiaries in the United States District Court for the District of Nevada, Case No. CV-00141 (the "Federal Court Action"). The plaintiffs are all former employees of the Company or its subsidiaries. The complaint alleged that the Company (i) failed to pay its employees for all hours worked, (ii) failed to pay overtime, (iii) failed to timely pay wages and (iv) unlawfully converted certain earned wages. The complaint in the Federal Court Action sought, among

14. Commitments and Contingencies (Continued)

other relief, class certification of the lawsuit, compensatory damages in excess of $5,000,000, punitive damages and an award of attorneys' fees and expenses to plaintiffs' counsel.

        On October 31, 2008, the Company filed a motion for judgment on the pleadings. During a hearing on that motion, the United States District Court questioned whether it had jurisdiction to adjudicate the matter. After briefing regarding the jurisdiction question, on May 16, 2009, the United States District Court dismissed the Federal Court Action for lack of jurisdiction and entered a judgment in the Company's favor. Subsequently, on July 21, 2009, the plaintiffs filed a purported class action complaint against the Company and certain of its subsidiaries in the District Court of Clark County, Nevada, Case No. A-09-595614-C (the "State Court Action"). The complaint in the State Court Action alleges substantially the same claims that were alleged in the complaint in the Federal Court Action. The corporate defendants, other than the Company, are required to answer or otherwise respond to the complaint in the State Court Action on or before August 19, 2009.

        The Company believes that the allegations in the complaint in the State Court Action are without merit and intends to vigorously defend the same.

15. Subsequent Events

  Proceedings Under Chapter 11 of the Bankruptcy Code

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 of title 11 of the United States Code. These chapter 11 cases are being jointly administered under the caption Northern NV Acquisitions, LLC, et al Debtors Case No. 09-52470 (the "Chapter 11 Case").

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into a $150 million unsecured, subordinated administrative priority debtor in possession credit agreement (the "DIP Credit Agreement") among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company), as administrative agent and lender, and the lenders party thereto. The DIP Credit Agreement provides for a $150 million revolving credit facility that will be funded on a committed basis for so long as Vista Holdings, LLC has cash and cash equivalents on hand in an amount in excess of $100 million. The proceeds of the loans incurred by the DIP Credit Agreement will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case.

        In connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a Second Forbearance Agreement and Second Amendment to the Credit Agreement (the "Forbearance Agreement") with the lenders holding a majority of the commitments under its senior secured credit facility (the "Credit Agreement") pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement through the earlier of the effective date of a plan of reorganization under the Chapter 11 Case or January 31, 2010, unless earlier terminated.

        The Company's direct and indirect subsidiaries that operate its hotel and casino properties have not filed for bankruptcy relief and continue to operate their businesses in the ordinary course. The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy

15. Subsequent Events (Continued)

Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company remains in discussions with its lenders and the holders of the Notes regarding a possible reorganization of its capital structure. There can be no assurance that any agreement concerning such a reorganization will be reached or, if any agreement is reached, what the terms thereof will be.

        We evaluated all activity of the Company through August 14, 2009, the issue date of the condensed consolidated financial statements, and concluded that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

        The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2009 and 2008, should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

Overview

        The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended June 30,
				Six months ended June 30,
			Percent Change			Percent Change
	2009	2008		2009	2008
Net revenues—total	$267,161	$339,102	(21.2)%	$549,909	$691,419	(20.5)%
Major Las Vegas Operations (a)	245,942	307,029	(19.9)%	504,707	627,419	(19.6)%
Management fees (b)	12,279	19,326	(36.5)%	26,298	38,072	(30.9)%
Other operations and corporate (c)	8,940	12,747	(29.9)%	18,904	25,928	(27.1)%
Operating income (loss)—total	$15,888	$50,950	(68.8)%	$43,618	$110,871	(60.7)%
Major Las Vegas Operations (a)	44,773	70,310	(36.3)%	105,141	151,562	(30.6)%
Management fees (b)	12,279	19,326	(36.5)%	26,298	38,072	(30.9)%
Other operations and corporate (c)	(41,164)	(38,686)	(6.4)%	(87,821)	(78,763)	(11.5)%
Cash flows provided by (used in):
Operating activities	$9,705	$51,713	(81.2)%	$(47,395)	$30,238	(256.7)%
Investing activities	(25,074)	(75,573)	(66.8)%	(62,250)	(158,053)	(60.6)%
Financing activities	(9,851)	9,851	(200.0)%	(33,034)	101,840	(132.4)%

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

  Results of Operations

        Consolidated net revenues for the three months ended June 30, 2009 decreased 21.2% to $267.2 million as compared to $339.1 million for the three months ended June 30, 2008. Consolidated net revenues for the six months ended June 30, 2009 decreased 20.5% to $549.9 million as compared to $691.4 million for the six months ended June 30, 2008.The decrease in net revenues was due primarily to an overall decrease in gaming revenue across all of our properties as the result of the weakening Las Vegas and U.S. economies. Declining real estate values, the credit crisis, increased unemployment and a decrease in consumer confidence levels have all precipitated an economic slowdown which has continued to negatively impact our operations. Similarly, combined net revenues from our Major Las Vegas Operations decreased 19.9% to $245.9 million for the three months ended June 30, 2009 as compared to $307.0 million for the three months ended June 30, 2008. Combined net revenues from our Major Las Vegas Operations decreased 19.6% to $504.7 million for the six months ended June 30, 2009 as compared to $627.4 million for the six months ended June 30, 2008.

        Consolidated operating income decreased 68.8% and 60.7% for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008. This decrease is due to the decrease in revenues as a result of the general economic slowdown discussed above. As a result, our consolidated operating margin decreased to 5.9% and 7.9% in the three and six months ended June 30, 2009 from 15.0% and 16.0% in the three and six months ended June 30, 2008. During 2008, as a result of the general economic slowdown discussed above, we increased our focus on an aggressive cost savings initiative program which included reviewing all areas of our operations from the property level to the corporate level which resulted in the reduction of headcounts across all areas of our business, along with other cost savings in health benefit costs, food and beverage, advertising and promotional allowances amongst other cost reductions. In addition, beginning in 2009 we have suspended our employer matching contributions for our 401K plan and our deferred compensation plans. We continue to monitor our expenses for additional opportunities for cost savings reductions. While we have made significant reductions in expenses we will continue to focus on operating efficiencies; however, many of our operational costs are fixed costs and thus our operating income and operating margin will decline as net revenues decrease.

        The following table highlights the various sources of our revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three months ended June 30,
				Six months ended June 30,
			Percent Change			Percent Change
	2009	2008		2009	2008
Casino revenues	$190,488	$238,222	(20.0)%	$393,610	$487,664	(19.3)%
Casino expenses	82,065	91,440	(10.3)%	165,067	187,211	(11.8)%
Margin	56.9%	61.6%		58.1%	61.6%
Food and beverage revenues	$50,625	$58,765	(13.9)%	$104,000	$119,730	(13.1)%
Food and beverage expenses	31,156	40,276	(22.6)%	62,385	81,962	(23.9)%
Margin	38.5%	31.5%		40.0%	31.5%
Room revenues	$22,147	$27,981	(20.8)%	$44,078	$58,281	(24.4)%
Room expenses	8,847	10,202	(13.3)%	17,431	20,565	(15.2)%
Margin	60.1%	63.5%		60.5%	64.7%
Other revenues	$16,060	$19,755	(18.7)%	$31,215	$39,082	(20.1)%
Other expenses	5,203	8,661	(39.9)%	9,589	15,977	(40.0)%
Selling, general and administrative expenses	$55,309	$63,400	(12.8)%	$110,383	$126,587	(12.8)%
Percent of net revenues	20.7%	18.7%		20.1%	18.3%
Corporate expense	$13,107	$8,622	52.0%	$24,693	$20,390	21.1%
Percent of net revenues	4.9%	2.5%		4.5%	2.9%
Earnings from joint ventures	$1,044	$6,641	(84.3)%	$2,707	$15,167	(82.2)%

        Casino.    Casino revenues decreased 20.0% to $190.5 million for the three months ended June 30, 2009 as compared to $238.2 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, casino revenues decreased 19.3% to $393.6 million as compared to $487.7 million for the six months ended June 30, 2008.The decrease in casino revenues is primarily due to the general economic slowdown discussed above. As a result, customer visits to our properties and customer spend per visit decreased during the three and six months ended June 30, 2009 as compared to the same period in the prior year. Casino expenses decreased to $82.1 million and $165.1 million for the three and six months ended June 30, 2009 as compared to $91.4 million and $187.2 million for the three and six months ended June 30, 2008 due to a decrease in gaming taxes as a result of lower gaming revenues, a decrease in costs related to complimentaries and reduced payroll expense as a result of our cost savings initiative discussed above. The casino operating margin for the three and six months ended June 30, 2009 decreased 4.7 and 3.5 percentage points, respectively, as compared to the same periods in the prior year.

        Food and Beverage.    Food and beverage revenues decreased 13.9% and 13.1% for the three and six months ended June 30, 2009 as compared to the same period in the prior year primarily due to the conversion of several owned outlets to leased outlets, as well as reduced hours of operation at various food outlets due to the general economic slowdown discussed above. Food covers for the three and six months ended June 30, 2009 decreased 15.7% and 14.5% compared to the three and six months ended June 30, 2008 due to these same factors. Food and beverage expenses decreased 22.6% and 23.9% for the three and six months ended June 30, 2009 as compared to the same period in the prior year due to the decrease in food covers, an overall decrease in our food and beverage costs as a result of efficiency efforts and reduced payroll expenses due to reduced staffing as a result of the conversion of owned outlets to leased outlets, and the reduced hours of operation. The food and beverage operating margin for the three and six months ended June 30, 2009 increased 7.0 and 8.5 percentage points, respectively, as compared to the three and six months ended June 30, 2008 primarily due to the efficiency efforts that have decreased our food and beverage costs. The average guest check increased 3.4% and 2.5% for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, primarily due to an increase in selected menu prices.

        Room.    Room revenues decreased 20.8% and 24.4%, respectively, for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008. Room occupancy decreased to 87% and 86% for the three and six months ended June 30, 2009 as compared to 91% and 90% for the three and six months ended June 30, 2008 due to the general economic slowdown discussed above. The average daily room rate decreased to $69 and $71 for the three and six months ended June 30, 2009 from $88 and $93 in the same periods in the prior year due to an overall decrease across all properties as a result of the general economic slowdown and increased wholesale room sales which yield lower average room rates. Room expenses decreased 13.3% and 15.2% for the three and six months ended June 30, 2009 as compared to the same periods in the prior year due to reduced payroll expense, which was part of our cost savings initiatives. Room operating margin for the three and six months ended June 30, 2009 decreased 3.5 and 4.3 percentage points, respectively, from the three and six months ended June 30, 2008.

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues decreased 18.7% to approximately $16.1 million for the three months ended June 30, 2009 as compared to approximately $19.8 million for the three months ended June 30, 2008. Other revenues decreased 20.1% to approximately $31.2 million for the six months ended June 30, 2009 as compared to approximately $39.1 million for the six months ended June 30, 2008. The decrease in other revenues was due to the general economic slowdown discussed above.

        Management Fees.    We manage Thunder Valley on behalf of the United Auburn Indian Community (the "UAIC") and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. For the three and six months ended June 30, 2009, management fees decreased to approximately $12.3 million and $26.3 million as compared to $19.3 million and $38.1 million for the three and six months ended June 30, 2008, respectively. The decrease in management fees is a result of an overall decrease in revenues at our managed properties due to the general economic slowdown discussed above.

        Selling, General and Administrative ("SG&A").    SG&A expenses decreased 12.8% and 12.8% for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 due primarily to our cost savings initiatives which reduced payroll expense and health benefit costs company-wide, reductions of $1.3 million and $3.1 million, respectively, in advertising expense, reductions in utilities expense of $0.6 million and $1.4 million, respectively, as a result of efficiency efforts, and reductions of $0.9 million and $2.2 million, respectively, in maintenance expense. SG&A as a percentage of net revenues increased to 20.7% and 20.1% for the three and six months ended June 30, 2009 compared to 18.7% and 18.3% for the same period in the prior year. A large portion of these costs are fixed, which causes an increase in the percentage of net revenues as revenues decline.

        Corporate Expense.    For the three months ended June 30, 2009, corporate expense increased 52.0% to $13.1 million as compared to $8.6 million for the same period in the prior year. For the six months ended June 30, 2009, corporate expense increased 21.1% to $24.7 million as compared to $20.4 million for the same period in the prior year. The increased expenses during the six months ended June 30, 2009 were primarily due to increases of approximately $4.5 million and $7.5 million, respectively, in legal fees related to the Chapter 11 Cases and other non-recurring legal matters, partially offset by reduced payroll expenses as a result of our cost savings initiatives. Corporate expense as a percentage of net revenues increased to 4.9% and 4.5% for the three and six months ended June 30, 2009 compared to 2.5% and 2.9% for the three and six months ended June 30, 2008. A large portion of these costs are fixed, which causes an increase in the percentage of net revenues as revenues decline.

        Development Expense.    Development expense includes costs to identify potential gaming opportunities and other development opportunities, which include payroll, travel and legal expenses. Development expenses for the three and six months ended June 30, 2009, were approximately $0.6 million and $1.2 million, respectively. For the three and six months ended June 30, 2008, development expenses were approximately $0.6 million and $1.3 million, respectively.

        Depreciation and Amortization.    Depreciation and amortization decreased 9.2% to approximately $53.0 million for the three months ended June 30, 2009 as compared to $58.4 million for the three months ended June 30, 2008. Depreciation and amortization decreased 7.9% to approximately $106.5 million for the six months ended June 30, 2009 as compared to $115.7 million for the six months ended June 30, 2008. This decrease was due primarily to reductions in amortization expense of approximately $5.4 million and $10.8 million, respectively, related to our definite-lived intangible assets as a result of an impairment loss recorded in the fourth quarter of 2008 related to our customer relationships as well as definite-lived assets that became fully amortized during late 2008. The decrease in amortization expense was partially offset by an increase in depreciation expense due to additional capital expenditures in the prior year.

        Preopening Expenses.    Preopening expenses for the three and six months ended June 30, 2009 were approximately $1.4 million and $3.2 million compared to approximately $2.7 million and $4.9 million, respectively, for the comparable periods in 2008 and relate primarily to projects under development.

        Write-downs and Other Charges, net.    During the three and six months ended June 30, 2009, write-downs and other charges, net were approximately $0.6 million and $5.8 million, respectively and consisted of $0.2 million and $5.1 million loss on land disposition, respectively, $0.2 million and $0.3 million loss on disposal of assets, respectively, and $0.2 million and $0.4 million severance expense, respectively. During the three and six months ended June 30, 2008, write-downs and other charges, net were approximately $3.8 million and $6.0 million, respectively, and consisted of restructuring expenses of $2.6 million and $3.2 million, respectively, lease termination costs of $0.1 million and $1.6 million, respectively, primarily related to termination of a lease on land adjacent to the current Wild Wild West property, and losses on asset disposals of $1.1 million and $1.2 million, respectively.

        Earnings from Joint Ventures.    We own a 50% interest in various joint ventures, including Green Valley Ranch and Aliante Station, and a 6.7% interest in a joint venture that owns the Palms Casino

Resort. We recorded our share of the operating earnings from these joint ventures of approximately $1.0 million and $2.7 million for the three and six months ended June 30, 2009, and approximately $6.6 million and $15.2 million for the three and six months ended June 30, 2008, respectively. The decrease in earnings from joint ventures is primarily a result of a decrease in operating results at each of the joint ventures due to the general economic slowdown discussed previously. Earnings from joint ventures includes losses of approximately $3.0 million and $6.0 million for the three and six months ended June 30, 2009, representing our share of the operating losses of Aliante Station which opened in November 2008. The operating loss experienced at Aliante is the result of new properties experiencing lower than average operating margins which have been magnified by the current economic slowdown.

        Interest Expense.    Interest expense, net of capitalized interest, decreased 1.8% to $92.3 million in the three months ended June 30, 2009 as compared to $94.0 million in the three months ended June 30, 2008. For the three months ended June 30, 2009, gross interest expense decreased approximately $9.1 million due to a decrease in our weighted-average cost of debt to approximately 6.8% from 7.5% for the three months ended June 30, 2008. This decrease was partially offset by an increase in gross interest expense of approximately $7.8 million resulting from an increase in our average long-term debt of approximately $459.6 million compared to the prior year period. The decrease in our weighted-average cost of debt is primarily due to a decrease in LIBOR rates from the prior period. Capitalized interest for the three months ended June 30, 2009 was approximately $3.5 million, reflecting a decrease of approximately $2.0 million as compared to capitalized interest of $5.5 million for the three months ended June 30, 2008. Capitalized interest was higher in the prior year period primarily due to interest being capitalized on our equity contributions to Aliante Station during the construction of the project.

        Interest expense, net of capitalized interest, decreased 3.6% to $184.4 million in the six months ended June 30, 2009 as compared to $191.3 million in the six months ended June 30, 2008. For the six months ended June 30, 2009, gross interest expense decreased approximately $23.5 million due to a decrease in our weighted-average cost of debt to approximately 6.7% from 7.6% for the six months ended June 30, 2008. This decrease was partially offset by an increase in gross interest expense of approximately $17.9 million resulting from an increase in our average long-term debt of approximately $533.1 million from compared to the prior year period. The decrease in our weighted-average cost of debt is primarily due to a decrease in LIBOR rates from the prior period. Capitalized interest for the six months ended June 30, 2009 was approximately $7.0 million, reflecting a decrease of approximately $4.7 million as compared to capitalized interest of $11.7 million for the six months ended June 30, 2008. Capitalized interest was higher in the prior year period primarily due to the capitalization of interest our equity contributions to Aliante Station during the construction of the project.

        Interest and Other Expense from Joint Ventures.    We recorded approximately $14.6 million and $22.3 million, respectively, in interest and other expense related to our unconsolidated joint ventures for the three and six months ended June 30, 2009, compared to approximately $7.8 million and $17.0 million for the comparable periods in 2008. The increases of approximately $6.8 million and $5.3 million, respectively, relate primarily to the $365.4 million in debt at Aliante Station, partially offset by reduced interest expense at Green Valley Ranch as a result of decreased LIBOR rates. In addition, included in interest and other expense from joint ventures for the three and six months ended June 30, 2009 are losses of approximately $2.7 million and gains of approximately $0.9 million, respectively, representing the change in fair value of interest rate swaps for both Green Valley Ranch and Aliante Station that are not designated as hedges for accounting purposes, as compared to losses of $0.3 million and $0.4 million during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2008, certain interest rate swaps at Green Valley Ranch and Aliante Station were accounted for as cash flow hedges which resulted in the change in fair value being recorded in comprehensive income until August 2008, at which time these interest rate swaps were de-designated as cash flow hedges for accounting purposes. Changes in fair value of the interest rate swaps subsequent to the de-designations are being recorded in earnings. Interest and other expense from joint ventures for the three and six months ended

June 30, 2009 also includes a loss of $0.3 million representing the write-off of deferred losses on the interest rate swaps at Aliante Station. Fluctuations in interest rates can cause the fair value of the interest rate swaps to change each reporting period.

        Change in Fair Value of Derivative Instrument.    During the three and six months ended June 30, 2009, we recorded gains of approximately $14.6 million and $33.6 million related primarily to the change in fair value of our derivative instruments not designated as hedges for accounting purposes, as compared to gains of approximately $65.1 million and $6.7 million during the three and six months ended June 30, 2008. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period.

        Gain on Early Retirement of Debt.    In January 2009, a wholly-owned subsidiary of the Company purchased $40.0 million in aggregate principal amount of our outstanding $700 million 6 7/8% Senior Subordinated Notes and $8.0 million in aggregate principal amount of our outstanding $450 million 6 1/2% Senior Subordinated Notes for approximately $1.5 million plus approximately $1.4 million in accrued interest. As a result, we recorded a gain on early retirement of debt of approximately $40.3 million during the six months ended June 30, 2009, representing the difference between the reacquisition price and the net carrying amount of the extinguished debt based on the face amount of the associated debt adjusted for the related unamortized discount and debt issuance costs.

        Income Tax Benefit (Provision).    For the three months ended June 30, 2009 and 2008 our effective tax rates were 13% and 11%, respectively. For the six months ended June 30, 2009 and 2008 our effective tax rates were (15)% and 31%, respectively. The effective tax rate for the six months ended June 30, 2009 was lower than the prior period due to nondeductible restructuring costs incurred during the three and six months ended June 30, 2009.

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

  Overview of Recent Developments

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 of title 11 of the United States Code. These chapter 11 cases are being jointly administered under the caption Northern NV Acquisitions, LLC, et al Debtors Case No. 09-52470 (the "Chapter 11 Case").

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into a $150 million unsecured, subordinated administrative priority debtor in possession credit agreement (the "DIP Credit Agreement") among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company), as administrative agent (the "Administrative Agent") and lender, and the lenders party thereto. The DIP Credit Agreement provides for a $150 million revolving credit facility that will be funded on a committed basis for so long as Vista Holdings, LLC has cash and cash equivalents on hand in an amount in excess of $100 million. The proceeds of the loans incurred by the DIP Credit Agreement will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case.

        In connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a Second Forbearance Agreement and Second Amendment to the Credit Agreement (the "Forbearance Agreement") with the lenders holding a majority of the commitments under its senior secured credit facility (the "Credit Agreement") pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement through the earlier of the effective date of a plan of reorganization under the Chapter 11 Case or January 31, 2010, unless earlier terminated.

        The Company's direct and indirect subsidiaries that operate its hotel and casino properties have not filed for bankruptcy relief and continue to operate their businesses in the ordinary course. The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company remains in discussions with its lenders and the holders of the Notes regarding a possible reorganization of its capital structure. There can be no assurance that any agreement concerning such a reorganization will be reached or, if any agreement is reached, what the terms thereof will be.

  Six Months Ended June 30, 2009

        During the six months ended June 30, 2009, cash flows used in operating activities were approximately $47.4 million, as compared to cash flows provided by operating activities of $30.2 million for the six months ended June 30, 2008, reflecting a $77.6 million decrease in cash flows from operations compared to the prior year period. This decrease resulted primarily from increased operating losses and restricted cash requirements, partially offset by a decrease in cash paid for interest. Our operating income (excluding depreciation and amortization expense) decreased $76.4 million compared to the prior year period, primarily as a result of a $141.5 million decrease in our net revenues. Net revenues continue to be affected by the weakening Las Vegas and U.S. economies as a result of declining real estate values, the credit crisis, increased unemployment and a decrease in consumer confidence levels which are expected to continue to affect our net revenue levels through the remainder of 2009. Our restricted cash increased by $60.6 million in 2009 as compared to 2008 due primarily to additional collateral required for our treasury management function and restrictions placed on our cash by lenders of the CMBS Loans. Cash paid for interest during the six months ended June 30, 2009 decreased by $96.1 million compared to the 2008 period primarily as a result of our election not to make the scheduled interest payments on our Notes in 2009 as described above.

        At June 30, 2009, we had zero availability for borrowings under our Revolver. We had $315.4 million in cash and cash equivalents as of June 30, 2009, of which approximately $72.8 million is in our casino cages to be used for the day-to-day operations of our properties and the remaining $242.6 million is to be used for general corporate purposes.

        During the six months ended June 30, 2009, total capital expenditures were approximately $31.2 million for maintenance capital expenditures and various other projects. We classify items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures for the six months ended June 30, 2009 were $66.5 million lower than the prior year period due to our reduced capital spending in 2009 in response to current market conditions.

        In addition to capital expenditures, during the six months ended June 30, 2009, we paid approximately $5.8 million, respectively in reimbursable advances for our Native American development projects (see "Future Development") and paid approximately $16.0 million in equity contributions to joint ventures. During the same period in 2008, advances for Native American development costs were $7.1 million and equity contributions to joint ventures were $45.6 million. For the six months ended June 30, 2009, we also capitalized approximately in $26.5 million in legal and financial advisory fees related to debt restructuring activities.

  Year ending December 31, 2009

        Our primary cash requirements for the remainder of 2009 are expected to include (i) principal and interest payments on indebtedness, (ii) approximately $30 million to $55 million for maintenance and other capital expenditures, (iii) other strategic land purchases, (iv) equity contributions to joint ventures, (v) payments for our existing and potential Native American projects, (vi) payments for design and development costs of future projects, (vii) financing costs, and (viii) expenses related to the Chapter 11 Case.

        Our liquidity and capital resources for 2009 are significantly affected by the filing of the Chapter 11 Case and completion of a restructuring of our indebtedness. At this time it is not possible to predict with certainty the effect the filing of the Chapter 11 Case and such a restructuring will have on our business or various creditors. We expect that we will rely on cash from operations and borrowings under our DIP facility described below to meet our liquidity requirements for the remainder of 2009. Our operations and relationships with our customers, employees, regulators, vendors and agents may be adversely affected by the filing of the Chapter 11 Case. As a result of the filing of the Chapter 11 Case, we expect to incur, among other things, increased costs for professional fees and similar expenses. In addition, the filing may make it more difficult to retain and attract management and other key personnel and would require senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operations of our business.

        Our cash flows may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Although we believe that cash flows from operations and borrowings under our DIP facility will be adequate to meet our financial and operating obligations in 2009, our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into a $150 million unsecured, subordinated administrative priority DIP Credit Agreement among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company), as administrative agent and lender, and the lenders party thereto. The DIP Credit Agreement provides for a $150 million revolving credit facility that will be funded on a committed basis for so long as Vista Holdings, LLC has cash and cash equivalents on hand in an amount in excess of $100 million. The proceeds of the loans incurred by the DIP Credit Agreement will be used for working capital and other general corporate purposes of the

Company and will be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case. Advances under the DIP Credit Agreement will bear interest at a rate equal to 2.5% plus LIBOR.

        The Company's obligations under the DIP Credit Agreement will be an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by the Company shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

        The Company's obligations under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) the conversion of any of the Chapter 11 Case to a case under chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code.

        The DIP Credit Agreement matures on the earlier of (i) the date which is 75 days after the date the Bankruptcy Court enters an order approving the DIP Credit Agreement on an interim basis, if the final order of the Bankruptcy Court approving the DIP Credit Agreement has not been approved on or before such date, (ii) February 10, 2010, (iii) ten business days after the effective date of a chapter 11 plan of reorganization is confirmed in the Chapter 11 Case by the Bankruptcy Court, and (iv) the date of acceleration, if any, of the advances under the DIP Credit Agreement following an event of default thereunder.

  Off-Balance Sheet Arrangements

        As of June 30, 2009, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a notional amount of $1.86 billion (see "Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps"). We also have certain contractual obligations including long-term debt, operating leases, employment contracts, long-term stay-on performance agreements and slot conversion purchases. As described in Note 1 to the financial statements included in this Form 10-Q, subsequent to the fiscal quarter ended June 30, 2009, the outstanding indebtedness related to the Land Loan, the Credit Agreement, the Notes, the CMBS mortgage loan and related mezzanine financing has been accelerated as a result of the filing of the Chapter 11 Case and is due and payable, subject to the bankruptcy stay. In addition, if the Chapter 11 Case is not dismissed within 90 days following the filing thereof, it will constitute an event of default under the sale leaseback agreement for the corporate office building which will entitle the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Other than these changes related to the Chapter 11 Case, there have been no other material changes to our contractual obligations previously reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

Future Development—Las Vegas

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. Through June 30, 2009, we have contributed an additional $41.7 million to fund the acquisition of additional property as well as design and development costs.

Future Development—Native American

  Las Vegas Development

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. Through June 30, 2009, we have contributed an additional $41.7 million to fund the acquisition of additional property as well as design and development costs.

  Native American Development

  The Federated Indians of Graton Rancheria

        We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing their project and upon opening we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 24% of the facility's net income in years 1-4 and 27% in years 5-7. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the year ended December 31, 2008. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (the "NIGC"). Prior to obtaining third-party financing, we will contribute significant financial support to the project. Through June 30, 2009, we have advanced approximately $140.3 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through June 30, 2009, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

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

        On February 19, 2009, a Notice of Availability of a Final Environmental Impact Statement (the "EIS") was filed in the Federal Register, leaving only the issuance of the Record of Decision (the "ROD") to complete the environmental process. Issuance of the ROD will initiate a 30-day period in which opponents could seek judicial review prior to approval of the Management Agreement.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of June 30, 2009, approximately $2.0 million of these payments had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the amended and restated Management Agreement, subject to certain contingencies. Under the terms of the amended and restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Through June 30, 2009, we have advanced approximately $45.3 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The amended and restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

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

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Through June 30, 2009, we have advanced approximately $11.5 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through June 30, 2009, $50,000 of these payments had been made and were expensed as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        In 2003, the NIGC approved MITCR's tribal-gaming ordinance authorizing gaming on the proposed project site. On January 17, 2008, the Bureau of Indian Affairs (the "BIA") issued a Finding Of No Significant Impact with respect to the proposed project. On May 8, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint sought judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008,

MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. The Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. On April 13, 2009, the District Court granted the DOI and MITCR's motion to dismiss. On May 13, 2009, the Plaintiff filed an appeal in the U.S. District Court in Washington DC. The Appellate Court will set a briefing schedule and schedule oral arguments, which are anticipated to take place by the end of 2009. The Company believes that the allegations contained in the Amended Complaint are without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. Through June 30, 2009, we have advanced approximately $15.1 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through June 30, 2009, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

        As of June 30, 2009, we had $905.6 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 1,321 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild

Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our condensed consolidated balance sheets at June 30, 2009 and December 31, 2008.

Regulation and Taxes

        We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and tribal gaming agency of the UAIC.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature meets every two years and concluded its session during the second quarter of 2009, and there were no changes to the gaming tax.

        On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision. On July 16, 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Company is currently evaluating the impact of the Nevada Supreme Court's decision not to rehear the case. Accordingly, we have not recorded a receivable related to a refund for previously paid use tax on complimentary employee and patron meals in the accompanying condensed consolidated balance sheet as of June 30, 2009 or December 31, 2008. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision.

        We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our operating results.

Description of Certain Indebtedness and Capital Stock

        As a result of the filing of the Chapter 11 Case, previous events of default and/or related uncertainties, the outstanding indebtedness related to the Land Loan, the Credit Agreement, the Notes, the CMBS mortgage loan and related mezzanine financing has been accelerated and is due and payable, subject to the bankruptcy stay. Such indebtedness and the corporate office lease, as well as the market value of the associated interest rate swaps, have been classified as current in the accompanying condensed consolidated balance sheets at June 30, 2009. The outstanding indebtedness related to the Credit Agreement and the Notes, as well as the market value of the associated interest rate swaps, were classified as current in the condensed consolidated balance sheets at December 31, 2008.

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

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of June 30, 2009, our lease coverage ratio was 0.99 to 1.00. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. During the six months ended June 30, 2009, $22.0 million was deposited in the collateral account in relation to this block. Based on current LIBOR rates, and until the Company attains the minimum lease coverage ratio, the CMBS Borrower will be prohibited from distributing approximately $20 to $25 million per quarter to the Company. We believe that our calculation of the lease coverage ratio was made in compliance with the CMBS Loan Documents.

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

        During the six months ending June 30, 2009, the lenders under the land loan indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement. Based on appraisals provided by the lenders during the six months ended June 30, 2009, the loan-to-value ratio approximated 129%. Based upon such appraisals of the collateral showing that the loan to value ratio had increased to 40% or more, an event of default has occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the land loan and related accrued interest due and payable and foreclose on the underlying collateral of the borrower which at June 30, 2009 includes land with a book value of $501.1 million and restricted cash of $8.2 million. There is no recourse to the Company for any portion of the land loan that is not satisfied by the Borrower or the collateral. The Company is in discussions with the lenders regarding solutions to the potential event of default, however, the Company can provided no assurance that it will be able to accomplish this. As a result of this uncertainty, the outstanding indebtedness related to the land loan and the market value of the associated interest rate swap have been classified as current in the accompanying condensed consolidated balance sheets at June 30, 2009.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of June 30, 2009, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of June 30, 2009, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of June 30, 2009, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 2.00 to 1.00 on June 30, 2009 through December 31, 2009, which increases to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011 and each quarter thereafter. As of June 30, 2009, the interest coverage ratio was 1.17 to 1.00. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio can be no more than 7.25 to 1.00 on June 30, 2009, which reduces to 7.00 to 1.00 on September 30, 2009, to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.50 to 1.00 on June 30,

2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011 and each quarter thereafter. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.00 to 1.00 on June 30, 2009 and each quarter thereafter. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business. As of June 30, 2009, our total debt to Adjusted EBITDA and total senior secured debt to Adjusted EBITDA was 13.91 to 1.00 and 4.22 to 1.00, respectively.

        For the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009, we were not in compliance with the financial covenants in the Credit Agreement as noted above. In connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a Second Forbearance Agreement and Second Amendment to the Credit Agreement (the "Forbearance Agreement") with the lenders holding a majority of the commitments under its Credit Agreement pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement through the earlier of the effective date of a plan of reorganization under the Chapter 11 Case or January 31, 2010, unless earlier terminated. See Note 1—Overview of Recent Developments for further discussion.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our $2.3 billion in aggregate principal amount of senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. At June 30, 2009, our Consolidated Coverage Ratio (as defined in the Indentures) was 0.77 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. As a result, the covenant limits our ability to incur additional indebtedness for borrowings under the Revolver not to exceed the greater of $200 million or 1.5 times Operating Cash Flow (as defined in the Indentures) for the four most recent quarters, plus $15 million. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

        We have elected not to make two scheduled interest payments of $14.6 million each that were due on February 1, 2009 and August 3, 2009 to holders of the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), a scheduled $15.5 million interest payment that was due on February 15, 2009, to holders of the Company's $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), a scheduled $24.1 million interest payment that was due on March 1, 2009 to holders of the Company's $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"), a scheduled $9.9 million interest payment that was due on March 15, 2009, to holders of the Company's $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") and a scheduled $13.5 million interest payment that was due on April 1, 2009 to holders of the Company's $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes"). The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes ended on March 3, March 17, March 31, April 14 and May 1, 2009, respectively. See Note 1—Overview of Recent Developments for further discussion.

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

        Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under SFAS 98, "Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of Lease Term; Initial Direct Costs of Direct Financing Leases". Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our condensed consolidated balance sheets and depreciate it according to our policy. During the three months ended June 30, 2009 and 2008, we recorded interest expense related to this lease of approximately $1.4 million and $1.3 million, respectively. During the six months ended June 30, 2009 and 2008, we recorded interest expense related to this lease of approximately $2.7 million and $2.6 million, respectively. Future minimum lease payments related to this lease for the next five years are approximately $5.4 million, $5.5 million, $5.5 million, $5.6 million and $5.7 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

  Derivative Instruments

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of December 31, 2008, we had two floating-to-fixed rate interest rate swaps with a combined notional amount of $250 million terminating in February 2011, which qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value reported as a component of other comprehensive income (loss). As a result, the variable cash flow method was used to measure the ineffectiveness of the hedging relationship. Accordingly, the calculation of ineffectiveness involved a comparison of the present value of the cumulative change in the expected future cash flows of the variable portion of the interest rate swaps and the present value of the cumulative change in the expected future variable interest payments designated in the hedging relationship. These cash flow hedges effectively convert a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. For these cash flow hedges, we paid a weighted-average fixed rate of 3.1% and received one-month LIBOR which approximated 0.3% as of June 30, 2009. During the first quarter of 2009, these interest rate swaps were de-designated as cash flow hedges for accounting purposes. As a result of the de-designation, we expect approximately $1.3 million of deferred net loss related to these interest rate swaps, included in accumulated other comprehensive loss at June 30, 2009, to be reclassified into earnings during the next twelve months.

        In addition, we have two floating-to-fixed rate interest rate swaps, one with a notional amount of $1.36 billion terminating in November 2012 and one with a notional amount of $250 million terminating in January 2011, each effectively converting a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. These interest rate swaps are not designated as hedging instruments and as a result, gains or losses resulting from the change in fair value of these swaps are recognized in earnings in the period of the change. As of June 30, 2009, we paid a weighted-average fixed rate of 4.9% and received one-month LIBOR which approximated 0.3% for these cash flow hedges.

        For the three and six months ended June 30, 2009, we recorded gains of $14.6 million and $33.6 million, respectively, in our condensed consolidated statements of operations related to the change in fair value of interest rate swaps and interest rate caps, compared to gains of $65.1 million and $6.7 million for the three and six months ended June 30, 2008. In addition, we recognize in our statement of operations our proportionate share of the gains and losses related to changes in fair value of interest rate swaps of our 50% owned joint ventures. For the three and six months ended June 30, 2009, we recorded losses of $3.0 million and $0.6 million, respectively, related to the change in fair value of interest rate swaps of our 50% owned joint ventures. We recognized no gains or losses related to the change in fair value of interest rate swaps of our 50% owned joint ventures during the three and six months ended June 30, 2008.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense of approximately $20.1 million and $39.4 million, respectively, for the three and six months ended June 30, 2009, compared to $9.4 million and $14.6 million, respectively, for the three and six months ended June 30, 2008. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase in interest and other expense from joint ventures in our condensed consolidated statements of operations, and totaled approximately $3.2 million and $4.6 million for the three and six months ended June 30, 2009, and $1.5 million and $1.8 million for the three and six months ended June 30, 2008.

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At June 30, 2009, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At June 30, 2009, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta

Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

Critical Accounting Policies

        A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. The following accounting policy became a critical policy during the six months ended June 30, 2009 due to an increase in the materiality of the associated transactions:

  Restricted Cash

        Restricted cash includes cash reserves required in connection with our financing transactions, treasury management activities, the CMBS Loans, letter of credit collateralization and regulatory reserves for race and sports book operations.

Forward-looking Statements

        When used in this report and elsewhere by management from time to time, the words "may", "might", "could", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our reorganization plan, expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, our ability to effect a successful restructuring, the impact of our bankruptcy filing on our operations; our ability to finance our operations and expenses associated with the bankruptcy, the impact of the substantial indebtedness incurred to finance the consummation of the going private transaction in November 2007, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, development and construction risks, regulatory matters and litigation are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

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

        The following table provides information about our long-term debt at June 30, 2009 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands, unaudited):

	Maturity date	Face amount	Carrying value	Estimated fair value (b)
CMBS Loans, weighted-average interest rate of approximately 5.6%	November 2012 (a)	$2,475,000	$2,475,000	$2,475,000
Land Loan, weighted-average interest rate of approximately 7.4%	February 2011	250,000	250,000	250,000
Revolver, weighted-average interest rate of approximately 5.3%	August 2012	628,237	628,237	628,237
Term Loan, weighted-average interest rate of approximately 4.9%	August 2012	246,250	246,250	246,250
6% senior notes	April 2012	450,000	432,731	156,375
7 3/4% senior notes	August 2016	400,000	392,541	141,000
6 1/2% senior subordinated notes	February 2014	442,000	398,562	20,332
6 7/8% senior subordinated notes	March 2016	660,000	583,948	13,200
6 5/8% senior subordinated notes	March 2018	300,000	256,549	6,000
Other debt, weighted-average interest rate of approximately 7.9%	2013 - 2027	79,949	79,949	79,949

Total		$5,931,436	$5,743,767	$4,016,343

(a)
Based on the assumption the Company exercises three one-year extensions.

(b)
The estimated fair values of the senior notes and the senior subordinated notes are based on actual market prices for the most recent trades on or before June 30, 2009. The estimated fair values of all other long-term debt are assumed to be equal to the carrying values, and do not reflect any adjustment related to the Company's credit risk or the potential impact of the Chapter 11 Case on the amounts that are recoverable by creditors.

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

        The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands, unaudited):

	Current Portion as of June 30,
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$2,064,615	$5,635	$318	$339	$361	$2,575	$2,073,843
Weighted-average interest rate	8.6%	6.1%	7.2%	7.2%	7.2%	7.3%	8.6%
Variable-rate	$3,669,524	$41	$44	$315	$—	$—	$3,669,924
Weighted-average interest rate	5.7%	7.5%	7.5%	7.5%	—	—	5.3%
Interest rate swaps:
Notional amount	$1,862,500	$—	$—	$—	$—	$—	$1,862,500
Average payable rate	4.7%	—	—	—	—	—	4.7%
Average receivable rate	0.3%	—	—	—	—	—	0.3%

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

  Luckevich, Scott and St. Cyr Litigation

        On February 4, 2008, Josh Luckevich, Cathy Scott and Julie St. Cyr filed a purported class action complaint against the Company and certain of its subsidiaries in the United States District Court for the District of Nevada, Case No. CV-00141 (the "Federal Court Action"). The plaintiffs are all former employees of the Company or its subsidiaries. The complaint alleged that the Company (i) failed to pay its employees for all hours worked, (ii) failed to pay overtime, (iii) failed to timely pay wages and (iv) unlawfully converted certain earned wages. The complaint in the Federal Court Action sought, among other relief, class certification of the lawsuit, compensatory damages in excess of $5,000,000, punitive damages and an award of attorneys' fees and expenses to plaintiffs' counsel.

        On October 31, 2008, the Company filed a motion for judgment on the pleadings. During a hearing on that motion, the United States District Court questioned whether it had jurisdiction to adjudicate the matter. After briefing regarding the jurisdiction question, on May 16, 2009, the United States District Court dismissed the Federal Court Action for lack of jurisdiction and entered a judgment in the Company's favor. Subsequently, on July 21, 2009, the plaintiffs filed a purported class action complaint against the Company and certain of its subsidiaries in the District Court of Clark County, Nevada, Case No. A-09-595614-C (the "State Court Action"). The complaint in the State Court Action alleges substantially the same claims that were alleged in the complaint in the Federal Court Action. The corporate defendants, other than the Company, are required to answer or otherwise respond to the complaint in the State Court Action on or before August 19, 2009.

        The Company believes that the allegations in the complaint in the State Court Action are without merit and intends to vigorously defend the same.

  Bankruptcy Proceedings

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada under chapter 11 of title 11 of the United States Code. These chapter 11 cases are being jointly administered under the caption Station Casinos, Inc, et al Debtors Case No. 09-52477.

Item 1A.    Risk Factors

        A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

Risk Factors Specifically Related to our Current Reorganization cases under Chapter 11 of the U.S. Bankruptcy Code

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 (collectively, the "Chapter 11 Cases") of title 11 of the United States Code (the "Bankruptcy Code") under the caption "Station Casinos, Inc., et al Debtors Case No. 09-52470."

        During the Chapter 11 Cases, our operations are subject to the risks and uncertainties associated with bankruptcy, but not limited to, the following:

  •
  The Chapter 11 Cases may adversely affect our business prospects and/or our ability to operate during the reorganization.

  •
  The Chapter 11 Cases and expected difficulties of operating our properties while attempting to reorganize the business in bankruptcy may make it more difficult to maintain and promote our properties and attract customers to our properties.

  •
  The Chapter 11 Cases may cause our vendors and service providers to require stricter terms and conditions.

  •
  The Chapter 11 Cases will cause us to incur substantial costs for professional fees and other expenses associated with the bankruptcy.

  •
  The Chapter 11 Cases may adversely affect our ability to maintain our gaming licenses in the jurisdictions in which we operate.

  •
  The Chapter 11 Cases will prevent us from continuing to grow our business through acquisitions and may restrict our ability to pursue other business strategies. Among other things, the Bankruptcy Code limits our ability to incur additional indebtedness, make investments, sell assets, consolidate, merge or sell or otherwise dispose of all or substantially all of our assets or grant liens. These restrictions may place us at a competitive disadvantage.

  •
  The Chapter 11 Cases may adversely affect our ability to maintain, expand, develop and remodel our properties.

  •
  Transactions by the Debtors outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

  •
  We may not be able to obtain Bankruptcy Court approval or such approval may be delayed with respect to actions we seek to undertake in the Chapter 11 Cases.

  •
  We may be unable to retain and motivate key executives and employees through the process of reorganization, and we may have difficulty attracting new employees. In addition, so long as the Chapter 11 Cases continues, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.

  •
  There can be no assurances as to our ability to maintain sufficient financing sources to fund our reorganization plan and meet future obligations. There can be no assurance as to our ability to obtain sufficient financing. We are currently financing our operations during our reorganization using funds from operations and borrowings under our DIP Credit Agreement and prepetition secured debt. We may be unable to operate pursuant to the terms of our DIP Credit Agreement or to negotiate and obtain necessary approvals, amendments, waivers or other types of modifications, and to otherwise fund and execute our business plans throughout the duration of the Chapter 11 Cases. The challenges of obtaining financing are exacerbated by adverse conditions in the general economy and the tightening in the credit markets. These conditions and our Chapter 11 Cases make it more difficult for us to obtain financing. For more information regarding the terms of our DIP Credit Agreement and other uses and sources of financing, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

  •
  There can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases that are acceptable to the Bankruptcy Court and the Company's creditors, equity holders and other parties in interest. Additionally, third parties may seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, to appoint a Chapter 11 Trustee, or to convert the cases to Chapter 7 cases.

        Even assuming a successful emergence from Chapter 11, there can be no assurance as to the overall long-term viability of our reorganized company.

The uncertainty regarding the eventual outcome of our Chapter 11 Cases and the effect of other unknown adverse factors could threaten our existence as a going concern.

        We are currently operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, and our continuation as a going concern is contingent upon, among other things, obtaining Bankruptcy Court approval of a reorganization plan, maintaining our gaming licenses, complying with the terms of existing and future loan agreements, returning to profitability, generating sufficient cash flows from operations, obtaining financing sources to meet future obligations, maintaining the support of key vendors and customers and retaining key personnel, along with financial, business, and other factors, many of which our beyond our control. Further, it is uncertain whether we will lose valuable contracts in the process of the Chapter 11 Cases.

        Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise in accordance with the Bankruptcy Code, prepetition liabilities and post-petition liabilities must be satisfied in full before our equity holders and certain creditors are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the Company's equity holders or certain creditors and notwithstanding the fact that such equity holders or creditors do not receive or retain any property on account of their equity interests under the plan of reorganization.

        The condensed consolidated financial statements of Station Casinos, Inc. contained elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. However, the report of our independent registered public accounting firm on the financial statements of Station Casinos, Inc. as of and for the year ended December 31, 2008 includes an explanatory paragraph describing the existence of substantial doubt about the ability of the Company to continue as a going concern. This report, as well as our uncertain ability to pay our debt service obligations, may adversely impact our ability to attract customers to our properties, attract and retain key executive employees and maintain and promote our properties, which could materially adversely affect our results of operations.

Prolonged continuation of the Chapter 11 Cases may harm our business.

        If the Chapter 11 Cases continue for a prolonged amount of time, the proceedings could adversely affect our business and operations. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with our reorganization instead of focusing exclusively on business operations. Prolonged continuation of the Chapter 11 Cases will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers, suppliers and agents will lose confidence in our ability to successfully reorganize our business and seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the Chapter 11 Cases. Prolonged continuation of the Chapter 11 Cases may also require us to seek additional financing. It may not be possible for us to obtain additional financing during or after the Chapter 11 Cases on commercially favorable terms or at all. If we were to require additional financing during the Chapter 11 Cases and were unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities.

        For the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009, we were not in compliance with the financial covenants, as defined in our Credit Agreement. We elected not to make the scheduled $14.6 million interest payment that was due on each of February 1, 2009 and August 1, 2009 to holders of the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), a scheduled $15.5 million interest payment that was due on February 15, 2009, to holders of the Company's $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), a scheduled $24.1 million interest payment that was due on March 1, 2009 to holders of the Company's $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"), a scheduled $9.9 million interest payment that was due on March 15, 2009, to holders of the Company's $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") and a scheduled $13.5 million interest payment that was due on April 1, 2009 to holders of the Company's $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes"). The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes ended on March 3, March 17, March 31, April 14 and May 1, 2009, respectively.

        In addition, the filing of the Chapter 11 Cases constitutes an event of default or otherwise triggered repayment obligations under the Company's Credit Agreement, CMBS mortgage loan and related mezzanine financings, land loan, 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes. As a result of the Chapter 11 Cases, all debt outstanding under such debt arrangements became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law under the Bankruptcy Code. The total amount of the defaults is $2.3 billion and the total arrearage as of the date of filing this Quarterly Report on Form 10-Q is $92.2 million.

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

STATION CASINOS, INC., Registrant
DATE: August 14, 2009	/s/ THOMAS M. FRIEL Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)