Form 10-Q
period 2009-09-30
STATION CASINOS INC
filed 2009-11-16
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

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

         As of November 13, 2009 there were 41.7 shares outstanding of the registrant's voting common stock, $0.01 par value and 41,674,838 shares outstanding of the registrant's non-voting common stock, $0.01 par value. The issued and outstanding equity securities of the registrant are not publicly traded and are all owned by FCP Holding Inc., Fertitta Partners LLC and FCP VoteCo LLC.

STATION CASINOS, INC.
(Debtor and Debtor-In-Possession)
INDEX

Part I. Financial Information

Item 1.    Financial Statements

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$225,310	$458,064
Restricted cash	155,212	14,961
Receivables, net	44,104	42,271
Inventories	10,088	11,509
Prepaid gaming tax	18,070	18,505
Prepaid expenses	15,074	16,818
Due from unconsolidated affiliate	—	5,011

Total current assets	467,858	567,139
Property and equipment, net	2,946,949	3,016,169
Goodwill	366,484	366,484
Intangible assets, net	559,909	602,218
Land held for development	905,597	912,966
Investments in joint ventures	41,877	43,550
Native American development costs	218,148	206,382
Due from unconsolidated affiliate	5,198	—
Other assets, net	89,414	116,728

Total assets	$5,601,434	$5,831,636

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$250,312	$2,977,364
Accounts payable	17,806	13,986
Construction contracts payable	248	9,428
Accrued interest payable	1,359	61,616
Accrued expenses and other current liabilities	85,835	116,027

Total current liabilities	355,560	3,178,421
Long-term debt, less current portion	9,490	2,804,789
Deferred income tax, net	433,420	396,724
Other long-term liabilities, net	22,668	129,026

Total liabilities not subject to compromise	821,138	6,508,960
Liabilities subject to compromise	5,997,607	—

Total liabilities	6,818,745	6,508,960

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,947,084	2,936,949
Accumulated other comprehensive loss	(3,972)	(8,290)
Accumulated deficit	(4,160,840)	(3,606,400)

Total stockholders' deficit	(1,217,311)	(677,324)

Total liabilities and stockholders' deficit	$5,601,434	$5,831,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues:
Casino	$182,277	$224,008	$575,887	$711,672
Food and beverage	45,828	56,994	149,828	176,724
Room	19,350	24,497	63,428	82,778
Other	18,100	19,296	49,315	58,378
Management fees	13,245	17,767	39,543	55,839

Gross revenues	278,800	342,562	878,001	1,085,391
Promotional allowances	(23,075)	(25,594)	(72,367)	(77,004)

Net revenues	255,725	316,968	805,634	1,008,387

Operating costs and expenses:
Casino	79,653	89,463	244,720	276,674
Food and beverage	28,522	36,753	90,907	118,715
Room	8,487	10,121	25,918	30,686
Other	5,640	7,103	15,229	23,080
Selling, general and administrative	58,923	65,515	169,306	192,102
Corporate	951	6,612	25,644	27,002
Development	4,534	719	5,738	2,058
Depreciation and amortization	53,392	55,051	159,929	170,706
Preopening	946	3,262	4,108	8,112
Write-downs and other charges, net	6,134	950	11,974	6,962

	247,182	275,549	753,473	856,097

Operating income	8,543	41,419	52,161	152,290
(Losses) earnings from joint ventures	(3,562)	2,288	(855)	17,455

Operating income and (losses) earnings from joint ventures	4,981	43,707	51,306	169,745

Other (expense) income:
Interest expense, net (contractual interest expense for the three and nine months ended September 30, 2009 was $108,762 and $293,222, respectively)	(56,911)	(90,506)	(241,305)	(281,855)
Interest and other expense from joint ventures	(11,494)	(7,480)	(33,769)	(24,521)
Change in fair value of derivative instruments	1,479	16,205	35,060	22,913
Gain on early retirement of debt	—	—	40,348	—

	(66,926)	(81,781)	(199,666)	(283,463)

Loss before reorganization items and income taxes	(61,945)	(38,074)	(148,360)	(113,718)
Reorganization items, net	(370,652)	—	(370,652)	—

Loss before income taxes	(432,597)	(38,074)	(519,012)	(113,718)
Income tax (provision) benefit	(22,803)	14,640	(35,428)	38,009

Net loss	$(455,400)	$(23,434)	$(554,440)	$(75,709)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(554,440)	$(75,709)

Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
Depreciation and amortization	159,929	170,706
Change in fair value of derivative instruments	(35,060)	(22,913)
Gain on early retirement of debt	(40,348)	—
Amortization of debt discount and issuance costs	22,783	28,090
Share-based compensation	9,958	9,326
Loss from joint ventures	34,624	7,066
Reorganization items	370,652	—
Changes in assets and liabilities:
Restricted cash	(140,251)	(13,660)
Receivables, net	(1,833)	1,928
Inventories and prepaid expenses	3,600	(3,258)
Deferred income tax	34,973	(41,802)
Accounts payable	4,189	2,807
Accrued interest	85,419	(33,481)
Accrued expenses and other current liabilities	(26,064)	(14,914)
Other, net	(1,299)	5,616

Total adjustments	481,272	95,511

Net cash (used in) provided by operating activities before reorganization items	(73,168)	19,802

Net cash used for reorganization items	(50,790)	—

Net cash (used in) provided by operating activities	(123,958)	19,802

Cash flows from investing activities:
Capital expenditures	(49,596)	(133,311)
Proceeds from sale of land, property and equipment	842	2,232
Investments in joint ventures	(21,152)	(55,588)
Distributions in excess of earnings from joint ventures	1,353	2,224
Change in construction contracts payable	(9,180)	(11,370)
Native American development costs	(11,766)	(9,937)
Other, net	(12,128)	(7,993)

Net cash used in investing activities	(101,627)	(213,743)

Cash flows from financing activities:
Payments under Credit Agreement with maturity dates less than three months, net	—	(79,200)
Proceeds from issuance of land loan	—	250,000
Payments under Term Loan with maturity dates less than three months, net	(1,875)	(1,875)
Payments of financing costs	(460)	(4,089)
Redemption of senior subordinated notes	(1,460)	—
Other, net	(3,374)	(76)

Net cash (used in) provided by financing activities	(7,169)	164,760

Cash and cash equivalents:
Decrease in cash and cash equivalents	(232,754)	(29,181)
Balance, beginning of period	458,064	96,392

Balance, end of period	$225,310	$67,211

Supplemental cash flow disclosures:
Cash paid for interest, net of $11,161 and $21,858 capitalized, respectively	$130,778	$284,322
Debt settlement in land sale	4,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
(Debtor and Debtor-In-Possession)
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

        The accompanying condensed consolidated financial statements included herein have been prepared by Station, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

        Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2008 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

  Overview of Recent Developments

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 of title 11 of the United States Code. These chapter 11 cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case").

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

1. Basis of Presentation (Continued)

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

        As a result of previous events of default and/or related uncertainties, the outstanding indebtedness related to the Credit Agreement and the Notes, as well as the market value of the associated interest rate swaps, were classified as current in the condensed consolidated balance sheets at December 31, 2008.

        It is probable that a plan of reorganization would require the issuance of common stock or common stock equivalents.

  Accounting for Reorganization

        The accounting guidance for financial reporting by entities in reorganization under the bankruptcy code, which is applicable to companies in chapter 11, generally does not change the manner in which financial statements are prepared. The condensed consolidated financial statements have been prepared on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Chapter 11 Case creates substantial doubt about Station's ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

        Station's ability to continue as a going concern is contingent upon, among other things, its ability to (i) maintain compliance with the debtor in possession ("DIP") credit agreement, (ii) generate sufficient cash flow from operations; and (iii) obtain confirmation of a plan of reorganization under the Bankruptcy Code. In the event Station's restructuring activities are not successful and it is required to liquidate, the Company will be required to adopt the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

        The accounting guidance for financial reporting by entities in reorganization under the bankruptcy code requires that the financial statements for periods subsequent to the filing of the Chapter 11 Case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending September 30, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Cash used for reorganization items must be disclosed separately in the statement of cash flows. Station adopted the accounting guidance for financial reporting by entities in reorganization under the bankruptcy code on July 28, 2009 and will segregate those items as outlined above for all reporting periods subsequent to such date.

1. Basis of Presentation (Continued)

  Factors Affecting Comparability

        As a result of the filing of the Chapter 11 Case, Station is now periodically required to file various documents with (and provide certain information to) the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and prepared in a format different from that used in Station's financial statements filed under the securities laws. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly disclosed financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to Station's securities, or for comparison with other financial information filed with the Securities and Exchange Commission.

  DIP Financing

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into a $150 million unsecured, subordinated administrative priority debtor in possession credit agreement (the "DIP Credit Agreement") among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company) as administrative agent (the "Administrative Agent") and lender, and the lenders party thereto. The DIP Credit Agreement provides for a $150 million revolving credit facility that will be funded on a committed basis for so long as Vista Holdings, LLC has cash and cash equivalents on hand in an amount in excess of $100 million. The proceeds of the loans incurred by the DIP Credit Agreement will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case. At September 30, 2009, advances under the DIP Credit Agreement totaled $75 million, and Vista Holdings, LLC had cash and cash equivalents on hand in excess of $100 million.

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

        Also, in connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into an Unsecured Revolving Loan Promissory Note in favor of Past Enterprises, Inc. (a non-debtor subsidiary of the Company) pursuant to which Past Enterprises provides to the Company an unlimited revolving credit facility (the "Past Revolving Loan") at an interest rate of 2.78% per annum, the proceeds of which

1. Basis of Presentation (Continued)

will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries.

        The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At September 30, 2009, the outstanding balance due under the Past Revolving Loan totaled $6 million.

        The Company's obligations under the Past Revolving Loan will be an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by the Company shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

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

        The Merger resulted in a greater than 50% change in control of the Company and was a "business combination" for accounting purposes, requiring FCP, Fertitta Partners, FCP VoteCo and their respective owners (the "Investors"), pursuant to the authoritative guidance for accounting for business combinations, to record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result of the Securities and Exchange Commission's rules and guidance regarding "push-down" accounting, the Investors' new accounting basis in our assets and

1. Basis of Presentation (Continued)

liabilities is reflected in our condensed consolidated financial statements to the extent that the Investors paid cash for the non-voting stock of the Company as of the consummation of the Merger. Management has deemed it impracticable to determine the individual investors' carryover basis in the shares and has accordingly computed the carryover basis based on the pro rata portion of book value of Station prior to the Merger.

  Significant Accounting Policies

        A description of the Company's significant accounting policies can be found in Item 7 of its Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. The following accounting policy became a critical policy during the nine months ended September 30, 2009 due to an increase in the materiality of the associated transactions:

  Restricted Cash

        Restricted cash includes cash reserves required in connection with the Company's financing transactions, treasury management activities, the CMBS Loans, letter of credit collateralization, regulatory reserves for race and sports book operations and restrictions placed on our cash by the Bankruptcy Court.

  Recently Issued Accounting Standards

        In August 2009, updated accounting guidance was issued for fair value measurements and disclosures related to the fair value of liabilities that are traded as assets in the marketplace. This update provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The provisions of this guidance are effective for the Company beginning October 1, 2009. We do not expect the adoption to have a significant impact on our condensed consolidated financial statements.

        In June 2009, new accounting guidance was issued that establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative GAAP for nongovernmental entities. The Codification supersedes all existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal security laws will remain authoritative GAAP for SEC registrants. This guidance and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification did not change existing GAAP, the adoption did not have an impact on our financial condition or results of operations.

        In June 2009, new accounting guidance was issued for accounting for transfers of financial assets. The new guidance removes the concept of a qualifying special-purpose entity (QSPE) from the accounting guidance for accounting for transfers and servicing of financial assets and extinguishment of liabilities and removes the exception from applying the accounting guidance related to consolidation of variable interest entities. The new guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The new guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt the new guidance in fiscal year 2010. The adoption of this new guidance is not expected to have a material impact on our condensed consolidated financial statements.

        In June 2009, new accounting guidance was issued amending the accounting guidance related to consolidation of variable interest entities ("VIE"). Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE including disclosure of significant judgments and assumptions as to whether a VIE must be consolidated and how involvement with a VIE affects the

1. Basis of Presentation (Continued)

company's financial statements; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt this new guidance on January 1, 2010. We are currently evaluating the impact on our condensed consolidated financial statements of adopting this new guidance.

        In May 2009, new accounting guidance was issued for recognized and non-recognized subsequent events. The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events, and the basis for that date. The new guidance is effective for interim and annual periods ending after June 15, 2009. Accordingly, we adopted the new guidance for the interim period ending June 30, 2009. The adoption of this new accounting guidance did not have a material effect on our condensed consolidated financial statements.

        In April 2009, new accounting guidance was issued for interim disclosures about fair value of financial instruments. This new guidance requires that additional disclosures about fair values of financial instruments be included for interim reporting periods. We adopted this new guidance effective April 1, 2009. The adoption of this new accounting guidance did not have a material impact on our condensed consolidated financial statements.

        In April 2009, new accounting guidance was issued on recognition and presentation of other-than-temporary impairments. This new guidance amends the impairment guidance relating to certain debt securities and requires a company to assess the likelihood of selling the security prior to recovering its cost basis. Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. We adopted this new accounting guidance effective April 1, 2009. The adoption of this new accounting guidance did not have a material impact on our condensed consolidated financial statements.

        In April 2009, new accounting guidance was issued on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, which provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. We adopted this new accounting guidance effective April 1, 2009. The adoption of this new accounting guidance did not have a material impact on our condensed consolidated financial statements.

        In April 2008, new accounting guidance was issued on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. We adopted this new accounting guidance on January 1, 2009. The adoption of this new accounting guidance did not have a material impact on our condensed consolidated financial statements.

        In April 2008, new accounting guidance was issued on determination of the useful life of intangible assets. This new accounting guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of

1. Basis of Presentation (Continued)

the new guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under business combinations accounting guidance and other applicable accounting guidance. We adopted this new accounting guidance on January 1, 2009 and it must be applied prospectively to intangible assets acquired after the effective date. The adoption of this new accounting guidance did not have a material impact on our condensed consolidated financial statements.

        In March 2008, new accounting guidance was issued on disclosures about derivative instruments and hedging activities. The new guidance changes the disclosure requirements for derivative instruments and hedging activities, and requires entities to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the effect of derivative instruments on the entity's financial position, financial performance and cash flows. We adopted this new accounting guidance during the first quarter of 2009. See Note 6—Derivative Instruments for additional information.

        In December 2007, new accounting guidance was issued on business combinations and noncontrolling interests in consolidated financial statements. The new guidance requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing the cost-allocation process that was included in the previous accounting guidance. Further, the new guidance also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under the new guidance, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. We adopted this new accounting guidance on January 1, 2009, and the adoption did not have a material impact on our condensed consolidated financial statements.

        A variety of proposed or otherwise potential accounting guidance is currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed accounting guidance, we have not yet determined the effect, if any, that the implementation of such proposed accounting guidance would have on our condensed consolidated financial statements.

2. Due from Unconsolidated Affiliate

        We hold a $5.0 million promissory note from Green Valley Ranch which accrues interest at an annual rate of 5.0% and matures on January 1, 2011.

        On March 10, 2009, a promissory note for $10.0 million (the "Aliante Promissory Note") was executed between a subsidiary of Station Casinos, Inc. and Aliante Gaming. The Aliante Promissory Note accrued interest at an annual rate of 5.0% and was payable on March 10, 2011. During the second quarter of 2009, the Aliante Promissory Note was repaid.

        The note and related interest receivable from Green Valley Ranch are recorded in due from unconsolidated affiliate on our condensed consolidated balance sheets.

3. Intangible Assets

        Intangible assets consist of the following (amounts in thousands):

	Estimated life (years)	September 30, 2009	December 31, 2008
		(unaudited)
Brands	Indefinite	$129,243	$129,243
License rights	Indefinite	4,532	4,490
Customer relationships	15	40,745	40,745
Management contracts	3-20	504,870	504,870

Total intangible assets		679,390	679,348
Less accumulated amortization:
Customer relationships		(18,052)	(16,844)
Management contracts		(101,429)	(60,286)

Total accumulated amortization		(119,481)	(77,130)

Intangible assets, net		$559,909	$602,218

        The intangible asset for customer relationships refers to the value associated with our rated casino guests. We utilized the income forecast approach as our basis for amortization of the customer relationships intangible assets prior to our annual impairment test for the year ended December 31, 2008 since the cash flow related to these assets was expected to be higher in the earlier years of the relationship and then decline materially over time. Subsequent to our annual impairment testing in 2008, these intangible assets are being amortized ratably over their estimated useful lives as the expected pattern of consumption no longer accommodates the income forecast approach. The remaining definite-lived intangible assets are being amortized ratably over their estimated useful lives. The aggregate amortization expense for those assets that are amortized under the provisions of the accounting guidance for goodwill and other intangible assets was approximately $14.2 million and $42.4 million for the three and nine months ended September 30, 2009, and approximately $19.5 million and $58.5 for the three and nine months ended September 30, 2008, respectively. Estimated annual amortization expense for intangible assets for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is anticipated to be approximately $29.8 million, $8.7 million, $8.7 million, $8.7 million and $8.7 million, respectively.

        We perform an annual assessment of intangible assets for impairment during the fourth quarter of each year. Our annual budget and forecasting process is also completed in the fourth quarter and provides key inputs into the impairment analysis. The provisions of the accounting guidance for goodwill and intangibles call for interim testing whenever events or circumstances, such as a significant adverse change in the legal factors or in the business climate, make it more likely than not that an impairment may have occurred. We believe the continuing economic downturn and the Company's restructuring activities indicate that it is more likely than not that impairment of certain of our intangible assets exists as of September 30, 2009. The Company is in the process of preparing its interim impairment analysis, however until the impairment analysis activities are completed it is not reasonably possible to develop an estimate of any potential impairment. We anticipate that the completion of the impairment analysis activities will result in a non-cash impairment charge in the fourth quarter of 2009.

4. Investments in Joint Ventures

        We have various investments in 50% owned joint ventures, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions from the joint ventures. As of September 30, 2009, we have received

4. Investments in Joint Ventures (Continued)

distributions in excess of our equity earnings. The investment balance also includes any fair value adjustments recorded in conjunction with the Merger described in Note 1 and impairment charges. Investments in joint ventures consist of the following (amounts in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Green Valley Ranch (50.0%)	$25,902	$26,162
Aliante Station (50.0%) (a)	—	—
Rancho Road	1,382	366
Palms Casino Resort (6.7%)	1,392	4,080
Barley's (50.0%)	10,575	10,764
Wildfire Lanes (50.0%)	2,198	1,668
The Greens (50.0%)	428	510

Investments in joint ventures	$41,877	$43,550

(a)
As a result of impairment charges recorded in the year ended December 31, 2008, our investment in Aliante Station at September 30, 2009 and December 31, 2008 reflected a deficit of approximately $13.8 million and $3.6 million, respectively, which is recorded as a long-term liability in our condensed consolidated balance sheets.

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Current assets	$76,345	$119,989
Property and equipment and other assets, net	2,039,404	2,109,750
Current liabilities	492,348	506,728
Long-term debt and other liabilities	1,336,907	1,357,800
Members' equity	286,494	365,211

        Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net revenues	$108,602	$125,542	$353,401	$385,517
Operating costs and expenses	123,662	115,221	366,890	334,794

Operating (loss) income	(15,060)	10,321	(13,489)	50,723
Interest and other expense, net	(32,494)	(22,280)	(90,469)	(65,832)

Net loss	$(47,554)	$(11,959)	$(103,958)	$(15,109)

        The operating earnings from these joint ventures are shown as a separate line item on our condensed consolidated statements of operations after operating income. In addition, interest and other expense from joint ventures is shown as a separate component under other expense on our condensed consolidated statements of operations, and includes our 50% interest in the mark-to-market valuation of the interest

4. Investments in Joint Ventures (Continued)

rate swaps that are not designated as hedging instruments for accounting purposes. The following table identifies the total equity earnings (loss) from joint ventures (amounts in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating (loss) earnings from joint ventures	$(3,562)	$2,288	$(855)	$17,455
Interest and other expense from joint ventures	(11,494)	(7,480)	(33,769)	(24,521)

Net loss from joint ventures	$(15,056)	$(5,192)	$(34,624)	$(7,066)

5. Long-term Debt and Liabilities Subject to Compromise

        Long-term debt consists of the following (amounts in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
CMBS mortgage loan and related mezzanine financings, due November 12, 2009, interest at a margin above LIBOR (8.5% and 6.0% at September 30, 2009 and December 31, 2008, respectively)	$2,475,000	$2,475,000
Land Loan, $250 million limit at September 30, 2009, due February 7, 2011, interest at a margin above LIBOR or the Alternate Base Rate (7.4% and 7.6% at September 30, 2009 and December 31, 2008, respectively)	250,000	250,000
Revolver, $650 million limit at September 30, 2009, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (5.2% and 3.9% at September 30, 2009 and December 31, 2008, respectively)	628,237	628,237
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (4.9% and 3.8% at September 30, 2009 and December 31, 2008, respectively)	245,625	247,500
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2009, net of unamortized discount of $20.1 million at December 31, 2008	450,000	429,914
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011, net of unamortized discount of $7.8 million at December 31, 2008	400,000	392,164
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2010, net of unamortized discount of $47.9 million at December 31, 2008	442,000	402,051
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2010, net of unamortized discount of $84.9 million at December 31, 2008	660,000	615,105
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $45.1 million at December 31, 2008	300,000	254,942
Other long-term debt, weighted-average interest of 7.9% and 7.8% at September 30, 2009 and December 31, 2008, respectively, maturity dates ranging from 2013 to 2027	79,940	87,240

Total long-term debt	5,930,802	5,782,153
Current portion of long-term debt	(250,312)	(2,977,364)
Long-term debt subject to compromise*	(5,671,000)	—

Total long-term debt, net	$9,490	$2,804,789

*
Certain long-term debt is subject to compromise as a result of the Chapter 11 Case and is classified as liabilities subject to compromise in the condensed consolidated balance sheet at September 30, 2009 as described below.

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

  Liabilities Subject to Compromise

        Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Court. In accordance with the accounting guidance for financial reporting by entities in reorganization under the bankruptcy code, these liabilities are classified as liabilities subject to compromise in the Condensed Consolidated Balance Sheet as of September 30, 2009, and are adjusted to the expected amount of the allowed claims, which are different than the prepetition amounts originally recorded on the financial statements due to certain debt discounts that were written off during the quarter ended September 30, 2009. Adjustments to the claims may result from negotiations, payments authorized by the Court, or other events. It is anticipated that such adjustments, if any, could be material. Any payment terms established for the liabilities subject to compromise will be established in connection with actual confirmation of the plan of reorganization. Liabilities subject to compromise are classified separately from long-term obligations and current liabilities.

        The following table summarizes the components of liabilities subject to compromise as of September 30, 2009 (in thousands, unaudited):

September 30, 2009
(unaudited)
CMBS mortgage loan and related mezzanine financings	$2,475,000
Revolver and term loan	873,862
6% senior notes	450,000
7 3/4% senior notes	400,000
6 1/2% senior subordinated notes	442,000
6 7/8% senior subordinated notes	660,000
6 5/8% senior subordinated notes	300,000
Other long-term debt	70,138
Interest rate swaps	152,747
Accrued interest	145,676
Payroll and related liabilities	25,270
Accounts payable and other liabilities	2,914

Total liabilities subject to compromise	$5,997,607

  Interest Expense

        In accordance with the accounting guidance for financial reporting by entities in reorganization under the bankruptcy code, interest expense is recognized only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim. Currently the Company is not accruing interest for the senior notes, the senior subordinated notes or the mezzanine financings. As a result, post-petition interest expense is lower than pre-petition interest expense. The write-off of debt discounts and deferred debt issue costs related to liabilities subject to compromise also reduces post-petition interest expense as there are no longer any non-cash amortization charges related to these items.

  CMBS Loans

        In connection with the Merger, on November 7, 2007, a number of wholly-owned unrestricted direct and indirect subsidiaries of Station (collectively, the "CMBS Borrower") entered into a mortgage loan and

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

related mezzanine financings in the aggregate principal amount of $2.475 billion (the "CMBS Loans"), for the purpose of financing the Merger consideration payable to the Company's stockholders upon consummation of the Merger and paying fees and expenses incurred in connection with the Merger.

        The CMBS Loans are collateralized by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and matured in November 2009. Prior to the maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension. Interest on the CMBS Loans is equal to one-month LIBOR plus 5.3% per annum, which includes an additional 3.0% default rate. As a result of the Chapter 11 Case, interest due on the mezzanine financings is not being remitted to the mezzanine lenders. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with the authoritative guidance for accounting for derivative Instruments and hedging activities, is marked to market at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower pays a fixed rate of approximately 5.3% and receives one-month LIBOR, terminating in November 2012 (see Note 6—Derivative Instruments).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of September 30, 2009, our lease coverage ratio was 0.91 to 1.00. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. During the nine months ended September 30, 2009, $52.0 million was deposited in the collateral account in relation to this block.

  Land Loan

        On February 7, 2008, CV Propco, LLC, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008.

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 3.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 2.5% per annum, at the borrower's election. The borrower is required to hedge the interest rate such that LIBOR will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower pays a fixed LIBOR rate of 3.0% and 3.7%, respectively, and receives one-month LIBOR. Both interest rate swap agreements terminate in February 2011 (see Note 6—Derivative Instruments).

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

        During the nine months ending September 30, 2009, the lenders under the land loan indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement. Based on appraisals provided by the lenders during the nine months ended September 30, 2009, the loan-to-value ratio approximated 129%. Based upon such appraisals of the collateral indicating that the loan to value ratio had increased to 40% or more, an event of default has occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the land loan and related accrued interest due and payable and to foreclose on the underlying collateral of the borrower which at September 30, 2009 includes land with a book value of $501.1 million and restricted cash of $8.2 million. There is no recourse to the Company for any portion of the land loan that is not satisfied by the Borrower or the collateral. The Company is in discussions with the lenders regarding solutions to the potential event of default, however, the Company can provided no assurance that it will be able to reach a solution with the lenders. As a result of this uncertainty, the outstanding indebtedness related to the land loan and the market value of the associated interest rate swap have been classified as current in the accompanying condensed consolidated balance sheets at September 30, 2009.

        Subsequent to September 30, 2009, the borrower did not make the November 2009 payments due on account of interest or the interest rate swap agreements.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of September 30, 2009, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of September 30, 2009, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of September 30, 2009, the fee for any unfunded portion of the Revolver was 0.375%.

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 2.00 to 1.00 on September 30, 2009 through December 31, 2009, which increases to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011 and each quarter thereafter. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio can be no more than 7.00 to 1.00 on September 30, 2009, which reduces to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.50 to 1.00 on June 30, 2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011 and each quarter thereafter. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.00 to 1.00 on September 30, 2009 and each quarter thereafter. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, and September 30, 2009, we were not in compliance with the financial covenants in the Credit Agreement. In addition, the filing of the Chapter 11 Case constitutes an event of default under the terms of the Credit Agreement. Notwithstanding such events of default, in connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a Second Forbearance Agreement and Second Amendment to the Credit Agreement (the "Forbearance Agreement") with the lenders holding a majority of the commitments under its Credit Agreement pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement through the earlier of the effective date of a plan of reorganization under the Chapter 11 Case or January 31, 2010, unless earlier terminated. See Note 1—Overview of Recent Developments for further discussion.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our $2.3 billion in aggregate principal amount of senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. As a result of the filing of the Chapter 11 Case, all amounts outstanding under the Notes have been accelerated and are due and payable. At September 30, 2009, our Consolidated Coverage Ratio (as defined in the Indentures) was .58 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

        We have not made scheduled interest payments on the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"), $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") or $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes") since February 1, 2009. The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have expired, resulting in an event of default under the indentures governing such indebtedness. In addition as a

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

result of the filing of the Chapter 11 Case, the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have been accelerated and are due and payable, subject to the bankruptcy stay. See Note 1—Overview of Recent Developments for further discussion.

  Gain on Early Retirement of Debt

        In January 2009, a wholly-owned subsidiary of the Company purchased $40.0 million in aggregate principal amount of our outstanding $700 million 6 7/8% Senior Subordinated Notes and $8.0 million in aggregate principal amount of our outstanding $450 million 6 1/2% Senior Subordinated Notes for approximately $1.5 million plus approximately $1.4 million in accrued interest. As a result, during the three months ended March 31, 2009, we recorded a gain on early retirement of debt of approximately $40.3 million, which is the difference between the reacquisition price and the net carrying amount of the extinguished debt including the face amount of the associated debt adjusted for the related unamortized discount and debt issuance costs.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. An event of default under the sale leaseback agreement for the corporate office building occurred on October 26, 2009 as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our condensed consolidated balance sheets and depreciate it according to our policy. During the three months ended September 30, 2009 and 2008, we recorded interest expense related to this lease of approximately $1.3 million and $1.3 million, respectively. During the nine months ended September 30, 2009 and 2008, we recorded interest expense related to this lease of approximately $4.0 million and $3.9 million, respectively. Future minimum lease payments related to this lease for the next five years are approximately $5.4 million, $5.5 million, $5.5 million, $5.6 million and $5.7 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

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

6. Derivative Instruments (Continued)

        As of December 31, 2008, we had two floating-to-fixed rate interest rate swaps with a combined notional amount of $250 million terminating in February 2011, which qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value being reported as a component of other comprehensive income (loss). The variable cash flow method was used to measure the ineffectiveness of the hedging relationship. Accordingly, the calculation of ineffectiveness involved a comparison of the present value of the cumulative change in the expected future cash flows of the variable portion of the interest rate swaps and the present value of the cumulative change in the expected future variable interest payments designated in the hedging relationship. These cash flow hedges effectively convert a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. During the first quarter of 2009, these interest rate swaps were de-designated as cash flow hedges for accounting purposes. As of September 30, 2009, we paid a weighted-average fixed rate of 3.1% and received one-month LIBOR which approximated 0.3% on these cash flow hedges.

        Accumulated other comprehensive loss on our condensed consolidated balance sheets includes deferred gains and losses related to our interest rate swaps that were previously designated as hedging instruments under the authoritative guidance for accounting for derivative instruments and hedging activities, as well as our proportionate share of our 50% owned joint ventures' deferred gains and losses on interest rate swaps that were previously designated as hedging instruments. We expect a total of approximately $4.4 million of deferred net losses related to these interest rate swaps, included in accumulated other comprehensive loss at September 30, 2009, to be reclassified into earnings during the next twelve months.

        During the second quarter of 2009, two interest rate swaps of one of our 50% owned joint ventures with notional amounts of $297.8 million were terminated, and it became probable that the original forecasted transactions would not occur. As a result, we reclassified $0.3 million in deferred losses, net of tax, from accumulated other comprehensive income into earnings. As of September 30, 2009, the remaining interest rate swaps of our 50% owned joint ventures have a total notional amount of $538.0 million and terminate through February 2013.

        The activity in deferred gains (losses) on derivatives included in accumulated other comprehensive loss is as follows (amounts in thousands, unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Deferred gains (losses) on derivatives included in accumulated other comprehensive loss, beginning balance	$(5,081)	$(3,584)	$(8,414)	$(6,477)
Gains (losses) recognized in other comprehensive loss on derivatives (effective portion), net of tax	—	(463)	1,286	2,430
Losses reclassified from other comprehensive income into income (effective portion) in change of fair value of derivative instruments	811	—	2,601	—
Losses reclassified from other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	—	257	—

Deferred losses on derivatives included in accumulated other comprehensive loss, ending balance	$(4,270)	$(4,047)	$(4,270)	$(4,047)

6. Derivative Instruments (Continued)

        We also have two floating-to-fixed rate interest rate swaps, one with a notional amount of $1.36 billion terminating in November 2012 and one with a notional amount of $250 million, terminating in January 2011, each effectively converting a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. These interest rate swaps are not designated as hedging instruments and as a result, gains or losses resulting from the change in fair value of these swaps are recognized in earnings in the period of the change. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our condensed consolidated financial statements. As of September 30, 2009, we paid a weighted-average fixed rate of 4.9% and received one-month LIBOR which approximated 0.2% on these interest rate swaps.

        In accordance with the accounting guidance for financial reporting by entities in reorganization under the bankruptcy code, the Debtors' interest rate swap liabilities are classified as liabilities subject to compromise in the Condensed Consolidated Balance Sheet as of September 30, 2009, and are adjusted to the expected amount of the allowed claims, which are different than the prepetition amounts originally recorded on the financial statements. The losses resulting from these adjustments are recorded in reorganization items in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009.

6. Derivative Instruments (Continued)

        Presented below are the effects of derivative instruments on our condensed consolidated statements of operations (amounts in thousands, unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Amounts included in change in fair value of derivative instruments:
Gains from interest rate swaps	$1,917	$17,052	$35,922	$24,541
Gains (losses) from interest rate cap	62	(847)	472	(1,628)

Net gains for derivatives not designated as hedging instruments	1,979	16,205	36,394	22,913
Losses reclassified from other comprehensive income into income (effective portion)	(500)	—	(1,334)	—

Total derivative gains included in change in fair value of derivative instruments	1,479	16,205	35,060	22,913

Amounts included in reorganization items:
Losses from interest rate swaps	(94,015)	—	$(94,015)	—

Amounts included in interest and other expense from joint ventures:
Gains (losses) for derivatives not designated as hedging instruments	(231)	286	2,679	315
Losses reclassified from other comprehensive income into income (effective portion)	(749)	(47)	(2,669)	(76)
Losses reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	—	(394)	—

Total derivative gains (losses) included in interest and other expense from joint ventures	(980)	239	(384)	239

Total derivative gains (losses) included in condensed consolidated statements of operations	$(93,516)	$16,444	$(59,339)	$23,152

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps and interest rate cap resulted in an increase in interest expense of approximately $21.0 million and $60.4 million for the three and nine months ended September 30, 2009, and $10.7 million and $25.3 million for the three and nine months ended September 30, 2008, respectively. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase in interest and other expense from joint ventures in our condensed consolidated statements of operations, and totaled approximately $7.4 million and $12.0 million for the three and nine months ended September 30, 2009, and $2.7 million and $4.5 million for the three and nine months ended September 30, 2008, respectively.

6. Derivative Instruments (Continued)

        The fair values of our outstanding derivative instruments are recorded in our condensed consolidated balance sheet as follows (amounts in thousands):

	Fair Value at
Balance Sheet Classification	September 30, 2009	December 31, 2008
	(unaudited)
Derivatives designated as hedging instruments:
Interest rate swaps:
Other long-term liabilities	$—	$6,148
Derivatives not designated as hedging instruments:
Interest rate swaps:
Liabilities subject to compromise	152,747	—
Accrued expenses and other current liabilities	2,639	5,960
Other long-term liabilities	—	87,163

Total interest rate swaps not designated as hedging instruments	155,386	93,123

Total liability derivatives	$155,386	$99,271

Interest rate cap:
Other assets, net	$636	$163

Total asset derivatives	$636	$163

7. Fair Value Measurements

        During the three months ended March 31, 2008, we adopted new accounting guidance that provided a fair value option for financial assets and financial liabilities, and to date we have not made any fair value elections with respect to any eligible assets or liabilities. During the same period, we also adopted new accounting guidance for fair value measurements for financial and nonfinancial assets and liabilities measured on a recurring basis. There was no impact to the condensed consolidated financial statements upon adoption, and we currently do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis.

        In February 2008, new accounting guidance was issued that delayed the effective date of the accounting guidance for fair value measurements for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008. Our significant nonfinancial assets and liabilities measured at fair value on a non-recurring basis include those initially measured at fair value in a business combination and goodwill which is tested annually for impairment. We adopted this guidance on January 1, 2009, and the adoption did not have a material impact on our condensed consolidated financial statements.

        The new accounting guidance on fair value measurements does not require any new fair value measurements, but rather applies to other accounting pronouncements that require or permit fair value measurements. The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3

7. Fair Value Measurements (Continued)

inputs are unobservable, and include situations in which there is little, if any, market activity for the asset or liability at the measurement date.

        The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands, unaudited):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Assets
Company-owned life insurance—deferred compensation	$—	$19,624	$—	$19,624
Interest rate caps	—	636	—	636
Available-for-sale securities	520	—	—	520

Total assets	$520	$20,260	$—	$20,780

Liabilities
Interest rate swaps	$—	$155,386	$—	$155,386
Deferred compensation liabilities	1,000	—	—	1,000

Total liabilities	$1,000	$155,386	$—	$156,386

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

8. Stockholders' Equity

  Other Comprehensive Income

        The accounting guidance for reporting comprehensive income requires companies to disclose other comprehensive income and the components of such income. Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity, and includes unrealized gains (losses) on available-for-sale securities and the amortization of unrecognized pension and postretirement benefit plan liabilities. In addition, comprehensive income (loss) includes recognition of deferred mark-to-market adjustments on interest rate swaps that were previously designated as hedging instruments, as well as our 50% share of deferred mark-to-market adjustments on interest rate swaps previously designated as

8. Stockholders' Equity (Continued)

hedging instruments at Green Valley Ranch and Aliante Station. Comprehensive loss was computed as follows (amounts in thousands, unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(455,400)	$(23,434)	$(554,440)	$(75,709)
Mark-to-market valuation of interest rate swaps, net of tax	812	(463)	4,144	2,430
Unrealized gains (losses) on available-for-sale securities, net of tax	68	(201)	204	(525)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(10)	(9)	(30)	2,026

Comprehensive loss	$(454,530)	$(24,107)	$(550,122)	$(71,778)

        The components of accumulated other comprehensive loss are as follows (amounts in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Mark-to-market valuation of interest rate swaps, net of tax	$(1,843)	$(3,996)
Mark-to-market valuation of interest rate swaps of joint ventures, net of tax	(2,427)	(4,418)
Unrealized loss on available-for-sale securities, net of tax	(3)	(207)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	301	331

Accumulated other comprehensive loss	$(3,972)	$(8,290)

        A portion of the mark-to-market valuation of interest rate swaps, net of tax, included in accumulated other comprehensive loss at September 30, 2009 and December 31, 2008 relates to our 50% interest in the mark-to-market valuation of the interest rate swaps at Green Valley Ranch and Aliante Station that were previously designated as cash flow hedges. These swaps were de-designated as cash flow hedges during the year ended December 31, 2008. During the quarter ended June 30, 2009, the interest rate swaps at Aliante Station were terminated, and the remaining balance in accumulated other comprehensive loss of $0.3 million related to these interest rate swaps was reclassified into earnings. We expect approximately $2.4 million of deferred net loss related to the Green Valley Ranch interest rate swaps, included in accumulated other comprehensive loss at September 30, 2009, to be accreted as an increase in interest and other expense from joint ventures in our condensed consolidated statements of operations during the remaining terms of the interest rate swaps.

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

9. Share-Based Compensation (Continued)

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

        At September 30, 2009, we had unearned share-based compensation of approximately $44.7 million associated with Class B Units and Class C Units which was originally expected to be recognized through September 2013. Should the Class B Units and Class C Units be cancelled as a result of the Chapter 11 proceedings, the remaining unearned share-based compensation will be recognized upon cancellation. During the three and nine months ended September 30, 2009, there were no Class B Units or Class C Units granted. During the nine months ended September 30, 2008, 122,576 Class B Units with a weighted-average grant-date fair value of $36.96 were granted, which vest equally over five years. In addition, 224,262 Class C Units with a weighted average grant-date fair value of $15.69 were granted during the nine months ended September 30, 2008. The Class C Units vest equally over five years.

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

        The following table shows the classification of share-based compensation expense within the accompanying condensed financial statements (amounts in thousands, unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Total share-based compensation	$2,925	$3,179	$10,136	$9,743
Less compensation costs capitalized	(59)	(58)	(178)	(175)
Less reimbursed compensation costs	63	(12)	—	(50)

Share-based compensation recognized as expense	$2,929	$3,109	$9,958	$9,518

Casino	$(310)	$83	$(144)	$405
Selling, general and administrative	362	524	1,566	1,707
Corporate	2,082	1,735	6,140	5,002
Development	181	257	566	737
Preopening	646	497	1,830	1,617
Earnings from joint ventures	(32)	13	—	50

Share-based compensation recognized as expense	2,929	3,109	9,958	9,518
Tax benefit	(1,025)	(1,088)	(3,485)	(3,331)

Share-based compensation expense, net of tax	$1,904	$2,021	$6,473	$6,187

10. Future Development

  Las Vegas Development

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. Through September 30, 2009, we have contributed an additional $42.7 million to fund the acquisition of additional property as well as design and development costs.

  Native American Development

  The Federated Indians of Graton Rancheria

        We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing their project and, upon opening, we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the year ended December 31, 2008. Over the period of May 2007 through June 2008, we purchased an additional 11 acres of land adjacent to the 23 acres, bringing the total land held for development to 34 acres. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (the "NIGC"). Prior to obtaining third-party financing, we will contribute significant financial support to the project. Through September 30, 2009, we have advanced approximately $143.1 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through September 30, 2009, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of

10. Future Development (Continued)

the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On September 10, 2008, the U.S. Attorney representing the DOI exercised her right to have the case reassigned from a magistrate to an Article III judge, and the FIGR subsequently intervened in the lawsuit. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the compliant for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The Company believes that the allegations contained in the Complaint are without merit. The DOI and the FIGR filed motions to dismiss the amended complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the "Appeal") in the United States Court of Appeals for the Ninth Circuit Appeals, and the DOI agreed to voluntary stay the taking of the site into trust pending resolution of the appeal. The plaintiff's briefs were due October 26, 2009 and the defendants' briefs are due November 25, 2009. Oral arguments will be heard as soon as they are scheduled by the Court of Appeals. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On February 19, 2009, a Notice of Availability of a Final Environmental Impact Statement (the "EIS") was filed in the Federal Register, leaving only the issuance of the Record of Decision (the "ROD") to complete the environmental process for the FIGR project. Issuance of the ROD will initiate a 30-day period in which opponents of the project will have the right to seek judicial review of the ROD.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of September 30, 2009, payments totaling $6.0 million had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the Third Amended and Restated Management Agreement, subject to certain contingencies. Under the terms of the Third Amended and Restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Through September 30, 2009, we have advanced approximately $46.9 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The Third Amended and Restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the

10. Future Development (Continued)

terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        The project will be located on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include slot machines, table games and various dining options. Construction of the project includes the conversion of a portion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the Management Agreement by the NIGC.

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

        On May 13, 2008, the MGO Plaintiffs filed a petition for rehearing en banc with the Court of Appeals. On July 25, 2008, the Court of Appeals denied the MGO Plaintiffs' petition for rehearing en banc. On July 29, 2008, the MGO Plaintiffs filed an emergency motion for stay of mandate pending petition for certiorari. On August 1, 2008, the DOI and Gun Lake filed their responses to the emergency motion for stay of mandate. On August 15, 2008, the Court of Appeals granted the emergency motion for stay of

10. Future Development (Continued)

mandate. On October 23, 2008, the MGO Plaintiffs filed a petition for certiorari seeking review of the Court of Appeals' decision by the United States Supreme Court. On January 21, 2009, the United States Supreme Court denied the petition for certiorari and on January 27, 2009, the appellate court issued a mandate that dissolved the stay. On January 30, 2009, the DOI accepted approximately 147 acres of real property into trust in Allegan County, Michigan, for the benefit of Gun Lake. On August 18, 2009, the Secretary of Interior issued an Initial Reservation Proclamation proclaiming that the 147-acre parcel is Gun Lake's reservation.

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the Determination. On October 7, 2008, the DOI filed a motion to dismiss. On October 17, 2008, the plaintiff filed a motion to stop the DOI from taking land into trust for Gun Lake, which was denied by the District Court on January 26, 2009. The District Court filed an order that gave the plaintiff 21 days to submit a memorandum addressing whether the District Court still has jurisdiction in this case in light of the DOI accepting the land in trust for the benefit of Gun Lake. The DOI and Gun Lake filed their memoranda addressing this issue on April 6, 2009. On August 19, 2009, the DOI's motion to dismiss and motion for judgment on the pleadings was granted and the plaintiff's motions for preliminary injunctive relief were denied. On September 15, 2009, plaintiff filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit. The Court of Appeals issued an order requiring that by October 22, 2009, plaintiff must file a Statement of Issues to be Raised on Appeal. The Company believes that the appeal is without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal- state Class III gaming compact. The compact was subject to approval by the Michigan Legislature and, if approved, would regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. On August 8, 2007, the Michigan House of Representatives ratified the compact. On February 11, 2009, the Michigan Senate passed a resolution approving the compact. On February 19, 2009, the Michigan House of Representatives passed a similar resolution approving the Compact and the Compact was submitted to the Secretary of Interior for his approval. On April 22, 2009, the Compact became effective by publication in the Federal Register. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Through September 30, 2009, we have advanced approximately $11.7 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be

10. Future Development (Continued)

reimbursed. Through September 30, 2009, $50,000 of these payments had been made and were expensed as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On January 17, 2008, the Bureau of Indian Affairs (the "BIA") issued a Finding of No Significant Impact with respect to the proposed project. On May 8, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint sought judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. The Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. On April 13, 2009, the District Court granted the DOI and MITCR's motion to dismiss. On May 13, 2009, the Plaintiff filed an appeal in the U.S. Court of Appeals for the District of Columbia in Washington DC. The Plaintiff's brief was filed on September 14, 2009, and the MITCR and DOI's briefs were filed October 14, 2009. The Plaintiff's reply brief was due October 28, 2009, and oral arguments are scheduled for December 10, 2009. The Company believes that the appeal is without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. Through September 30, 2009, we have advanced approximately $15.5 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through September 30, 2009, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee

10. Future Development (Continued)

of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

  Land Held for Development

        As of September 30, 2009, we had $905.6 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 1,321 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our condensed consolidated balance sheets at September 30, 2009 and December 31, 2008.

        Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to proceed with any particular project.

11. Write-downs and other charges, net

        Write-downs and other charges, net includes various pretax charges to record losses on asset disposals and other non-routine transactions. The components of write-downs and other charges, net were as follows (amounts in thousands, unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Loss on disposal of assets, net	$89	$108	$406	$1,259
Loss on land disposition	—	—	5,066	—
Severance expense	2,496	697	2,920	3,958
Write-off of debt offering and restructuring fees	486	—	519	—
Lease termination	3,063	145	3,063	1,745

Write-downs and other charges, net	$6,134	$950	$11,974	$6,962

12. Reorganization Items

        Reorganization items represent amounts incurred as a direct result of the Chapter 11 Case and are presented separately in the Condensed Consolidated Statements of Operations. The components of reorganization items were as follows (amounts in thousands, unaudited):

For the three and nine months ended September 30, 2009
Professional fees and retainers	$48,537
Write-off of debt discount and debt issuance costs	225,011
Adjustment of swap carrying values to expected amounts of allowed claims	94,015
Other	3,089

Reorganization items, net	$370,652

        Professional fees include financial, legal and other services directly associated with the reorganization process. Cash payments for the nine months ended September 30, 2009 for professional fees and retainers and other reorganization items totaled $50.8 million. In accordance with the accounting guidance for financial reporting by entities in reorganization under the bankruptcy code, the Company ceased amortization of debt discounts and deferred debt issuance costs related to the liabilities subject to compromise on the Petition Date. We recorded losses of $185.7 million and $39.3 million, respectively, representing the write-off of unamortized debt discounts and debt issuance costs related to certain liabilities subject to compromise. The write-off of these amounts resulted in an adjustment of the net carrying value of the related liabilities to the expected amount of the allowed claims.

13. Retirement Plans

        Effective as of November 30, 1994, we adopted the Supplemental Executive Retirement Plan (the "SERP"), which is an unfunded defined benefit plan for the Chief Executive Officer and President as sole participants. On January 21, 2005, Station amended the SERP (the "First SERP Amendment"). The purpose of the First SERP Amendment was to (i) increase the Early Retirement Date (as defined in the SERP) for participants from age 45 to age 50, (ii) increase the Normal Retirement Date (as defined in the

13. Retirement Plans (Continued)

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

        The components of the net periodic pension benefit cost related to the SERP and SMRP consist of the following (amounts in thousands, unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Service cost	$528	$385	$1,586	$1,466
Interest cost	305	281	913	972
Amortization of prior service credit	(16)	(15)	(47)	(54)
Amortization of actuarial losses	—	—	—	92

Net periodic pension cost	817	651	2,452	2,476
Curtailment charge	—	—	—	(1,525)

Total pension cost	$817	$651	$2,452	$951

14. Income Taxes

        For the three months ended September 30, 2009 and 2008, our effective tax rates were (5.3%) and 38%, respectively. For the nine months ended September 30, 2009 and 2008, our effective tax rates were (6.8%) and 33%, respectively. The effective tax rates for the three and nine months ended September 30, 2009 were significantly lower than the prior periods due to an increase in our valuation allowance due to a portion of our net operating loss that is more likely than not unrealizable.

15. Commitments and Contingencies

  Luckevich, Scott and St. Cyr Litigation

        On February 4, 2008, Josh Luckevich, Cathy Scott and Julie St. Cyr filed a purported class action complaint against the Company and certain of its subsidiaries in the United States District Court for the District of Nevada, Case No. CV-00141 (the "Federal Court Action"). The plaintiffs are all former employees of the Company or its subsidiaries. The complaint alleged that the Company (i) failed to pay its employees for all hours worked, (ii) failed to pay overtime, (iii) failed to timely pay wages and

15. Commitments and Contingencies (Continued)

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

        On August 19, 2009, the corporate defendants, other than the Company, filed an answer responding to the complaint. Subsequently, on August 27, 2009, the corporate defendants, other than the Company, filed a motion to stay the State Court Action pending the resolution of the Company's bankruptcy petition. That motion was granted on September 30, 2009.

        The Company believes that the allegations in the complaint in the State Court Action are without merit and intends to vigorously defend the same.

16. Debtor Condensed Combined Financial Statements

        As discussed in Note 1, on July 28, 2009, the Company and certain of its affiliates filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, under chapter 11 of title 11 of the United States Code.

        The following condensed combined balance sheets as September 30, 2009 and December 31, 2008, condensed combined statements of operations for the three and nine months ended September 30, 2009 and 2008, and condensed combined statements of cash flows for the nine months ended September 30, 2009 and 2008 are presented on a combined basis for Station Casinos, Inc. and its wholly owned subsidiaries that are debtors in the Chapter 11 Case. The debtor entities included in the following condensed combined financial statements are Station Casinos, Inc., FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC.

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$988	$49,339
Restricted cash	68,632	2,274
Receivables, net	16,010	16,029
Inventories	13	15
Prepaid expenses	5,845	6,630

Total current assets	91,488	74,287
Property and equipment, net	1,893,617	1,912,187
Intangible assets, net	5,975	5,933
Land held for development	93,780	102,408
Investments in subsidiaries	4,170,032	4,229,589
Other assets, net	59,642	91,981

Total assets	$6,314,534	$6,416,385

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$2,973,848
Debtor-in-possession financing	81,000	—
Accounts payable	930	1,180
Accrued interest payable	170	60,513
Accrued expenses and other current liabilities	17,838	35,303

Total current liabilities	99,938	3,070,844
Intercompany payables to non-debtors, net	898,622	946,789
Long-term debt, less current portion	—	2,545,133
Deferred income tax, net	476,011	405,662
Other long-term liabilities, net	8,899	125,281

Total liabilities not subject to compromise	1,483,470	7,093,709
Liabilities subject to compromise	6,048,375	—

Total liabilities	7,531,845	7,093,709

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued		—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,947,084	2,936,949
Accumulated other comprehensive loss	(3,972)	(8,290)
Accumulated deficit	(4,160,840)	(3,606,400)

Total stockholders' deficit	(1,217,311)	(677,324)

Total liabilities and stockholders' deficit	$6,314,534	$6,416,385

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues:
Other	$62,455	$62,476	$187,459	$187,248
Management fees	6,216	7,504	19,694	23,499

Total revenues	68,671	69,980	207,153	210,747

Operating costs and expenses:
Corporate, selling, general and administrative expenses	482	7,883	26,610	29,876
Development	534	719	1,738	2,058
Depreciation and amortization	12,966	13,456	38,778	35,926
Preopening	60	123	229	204
Write-downs and other charges, net	3,733	181	9,496	3,385

	17,775	22,362	76,851	71,449

Operating income	50,896	47,618	130,302	139,298

Equity in (losses) earnings of non-debtor subsidiaries	(54,590)	(11,252)	(77,843)	10,460

Operating income and equity in earnings (losses) of subsidiaries	(3,693)	36,366	52,459	149,758

Other (expense) income:
Interest expense, net	(52,583)	(90,748)	(229,951)	(286,492)
Change in fair value of derivative instruments	62	16,308	34,863	23,016

	(52,521)	(74,440)	(195,088)	(263,476)

Loss before reorganization items and income taxes	(56,214)	(38,074)	(142,629)	(113,718)

Reorganization items, net	(376,383)	—	(376,383)	—

Loss before income taxes	(432,597)	(38,074)	(519,012)	(113,718)
Income tax (expense) benefit	(22,803)	14,640	(35,428)	38,009

Net loss	$(455,400)	$(23,434)	$(554,440)	$(75,709)

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(554,440)	$(75,709)

Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
Depreciation and amortization	38,778	35,926
Change in fair value of derivative instruments	(34,864)	(23,016)
Amortization of debt discount and issuance costs	21,220	26,853
Share-based compensation	9,958	9,518
Equity in losses (earnings) of non-debtor subsidiaries	77,843	(10,460)
Reorganization items	376,383	—
Changes in assets and liabilities:
Restricted cash	(66,358)	1,497
Receivables, net	19	1,317
Intercompany receivables	(48,167)	336,346
Inventories and prepaid expenses	787	(231)
Deferred income tax	64,406	(42,973)
Accounts payable	119	(1,723)
Accrued interest	88,101	(28,420)
Accrued expenses and other current liabilities	(12,438)	(3,981)
Other, net	5,493	(10,533)

Total adjustments	521,280	290,120

Net cash (used in) provided by operating activities before reorganization items	(33,160)	214,411

Net cash used for reorganization items	(50,790)	—

Net cash (used in) provided by operating activities	(83,950)	214,411

Cash flows from investing activities:
Capital expenditures	(11,784)	(17,412)
Proceeds from sale of land, property and equipment	479	—
Investments in subsidiaries	(11,910)	(119,340)
Other, net	(20,306)	(7,255)

Net cash used in investing activities	(43,521)	(144,007)

Cash flows from financing activities:
Payments under Credit Agreement with maturity dates less than three months, net	—	(79,200)
Proceeds from debtor-in-possession financing	81,000	—
Payments under Term Loan with maturity dates less than three months, net	(1,875)	(1,875)
Payments of financing costs	—	(1,336)
Other, net	(5)	—

Net cash (used in) provided by financing activities	79,120	(82,411)

Cash and cash equivalents:
Decrease in cash and cash equivalents	(48,351)	(12,007)
Balance, beginning of period	49,339	14,244

Balance, end of period	$988	$2,237

17. Subsequent Events

        Subsequent to September 30, 2009, we did not make scheduled interest payments totaling $32.8 million, including $13.5 million due on October 1, 2009 on the 2012 Senior Notes, $7.1 million and $7.3 million due on October 13, 2009 and November 12, 2009, respectively, on the CMBS mezzanine financings, $1.5 million due on November 9, 2009 on the Land Loan and the related interest rate swaps, and $1.7 million and $1.7 million of default interest due on October 13, 2009 and November 12, 2009, respectively, on the CMBS Mortgage Loan.

        We evaluated all activity of the Company through November 13, 2009, the issue date of the Financial Statements, and concluded that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

        The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2009 and 2008, should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

Overview

        The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended September 30,			Nine months ended September 30,
			Percent change			Percent change
	2009	2008		2009	2008
Net revenues—total	$255,725	$316,968	(19.3)%	$805,634	$1,008,387	(20.1)%
Major Las Vegas Operations (a)	231,856	286,633	(19.1)%	736,563	914,052	(19.4)%
Management fees (b)	13,245	17,767	(25.5)%	39,543	55,839	(29.2)%
Other operations and corporate (c)	10,624	12,568	(15.5)%	29,528	38,496	(23.3)%
Operating income (loss)—total	$8,543	$41,419	(79.4)%	$52,161	$152,290	(65.7)%
Major Las Vegas Operations (a)	30,219	61,787	(51.1)%	135,360	213,349	(36.6)%
Management fees (b)	13,245	17,767	(25.5)%	39,543	55,839	(29.2)%
Other operations and corporate (c)	(34,921)	(38,135)	8.4%	(122,742)	(116,898)	(5.0)%
Cash flows provided by (used in):
Operating activities	$(76,563)	$(10,436)	(633.6)%	$(123,958)	19,802	(726.0)%
Investing activities	(39,377)	(55,690)	(29.3)%	(101,627)	(213,743)	(52.5)%
Financing activities	25,865	62,920	(58.9)%	(7,169)	164,760	(104.4)%

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

  Results of Operations

        Consolidated net revenues for the three months ended September 30, 2009 decreased 19.3% to $255.7 million as compared to $317.0 million for the three months ended September 30, 2008. Consolidated net revenues for the nine months ended September 30, 2009 decreased 20.1% to $805.6 million as compared to $1.0 billion for the nine months ended September 30, 2008.The decrease in net revenues was due primarily to an overall decrease in gaming revenue across all of our properties as the result of the weakening Las Vegas and U.S. economies. Declining real estate values, the credit crisis, increased unemployment and a decrease in consumer confidence levels have all precipitated an economic slowdown which has continued to negatively impact our operations. Similarly, combined net revenues from our Major Las Vegas Operations decreased 19.1% to $231.9 million for the three months ended

September 30, 2009 as compared to $286.6 million for the three months ended September 30, 2008. Combined net revenues from our Major Las Vegas Operations decreased 19.4% to $736.6 million for the nine months ended September 30, 2009 as compared to $914.1 million for the nine months ended September 30, 2008.

        Consolidated operating income decreased 79.4% and 65.7% for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008. This decrease is due to the decrease in revenues as a result of the general economic slowdown discussed above. As a result, our consolidated operating margin decreased to 3.3% and 6.5% in the three and nine months ended September 30, 2009 from 13.1% and 15.1% in the three and nine months ended September 30, 2008. During 2008, as a result of the general economic slowdown discussed above, we increased our focus on an aggressive cost savings initiative program which included reviewing all areas of our operations from the property level to the corporate level which resulted in the reduction of headcounts across all areas of our business, along with other cost savings in health benefit costs, food and beverage, advertising and promotional allowances amongst other cost reductions. In addition, beginning in 2009 we have suspended our employer matching contributions for our 401K plan and our deferred compensation plans. We continue to monitor our expenses for additional opportunities for cost savings reductions. While we have made significant reductions in expenses we will continue to focus on operating efficiencies; however, many of our operational costs are fixed costs and thus our operating income and operating margin will decline as net revenues decrease.

        The following table highlights the various sources of our revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three months ended September 30,			Nine months ended September 30,
			Percent change			Percent change
	2009	2008		2009	2008
Casino revenues	$182,277	$224,008	(18.6)%	$575,887	$711,672	(19.1)%
Casino expenses	79,653	89,463	(11.0)%	244,720	276,674	(11.5)%
Margin	56.3%	60.1%		57.5%	61.1%
Food and beverage revenues	$45,828	$56,994	(19.6)%	$149,828	$176,724	(15.2)%
Food and beverage expenses	28,522	36,753	(22.4)%	90,907	118,715	(23.4)%
Margin	37.8%	35.5%		39.3%	32.8%
Room revenues	$19,350	$24,497	(21.0)%	$63,428	$82,778	(23.4)%
Room expenses	8,487	10,121	(16.1)%	25,918	30,686	(15.5)%
Margin	56.1%	58.7%		59.1%	62.9%
Other revenues	$18,100	$19,296	(6.2)%	$49,315	$58,378	(15.5)%
Other expenses	5,640	7,103	(20.6)%	15,229	23,080	(34.0)%
Selling, general and administrative expenses	$58,923	$65,515	(10.1)%	$169,306	$192,102	(11.9)%
Percent of net revenues	23.0%	20.7%		21.0%	19.1%
Corporate expense	$951	$6,612	(85.6)%	$25,644	$27,002	(5.0)%
Percent of net revenues	0.4%	2.1%		3.2%	2.7%
(Losses) earnings from joint ventures	$(3,562)	$2,288	(255.7)%	$(855)	$17,455	(104.9)%

        Casino.    Casino revenues decreased 18.6% to $182.3 million for the three months ended September 30, 2009 as compared to $224.0 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, casino revenues decreased 19.1% to $575.9 million as compared to $711.7 million for the nine months ended September 30, 2008.The decrease in casino revenues is primarily due to the general economic slowdown discussed above. As a result, customer visits to our properties and customer spend per visit decreased during the three and nine months ended September 30, 2009 as compared to the same period in the prior year. Casino expenses decreased to $79.7 million and $244.7 million for the three and nine months ended September 30, 2009 as compared to $89.5 million and $276.7 million for the three and nine months ended September 30, 2008 due to a decrease in gaming taxes as a result of lower gaming revenues, a decrease in costs related to complimentaries and reduced payroll expense as a result of our cost savings initiative discussed above. The casino operating margin for the three and nine months ended September 30, 2009 decreased 3.8 and 3.6 percentage points, respectively, as compared to the same periods in the prior year.

        Food and Beverage.    Food and beverage revenues decreased 19.6% and 15.2% for the three and nine months ended September 30, 2009 as compared to the same period in the prior year primarily due to the conversion of several owned outlets to leased outlets, as well as reduced hours of operation at various food outlets due to the general economic slowdown discussed above. Food covers for the three and nine months ended September 30, 2009 decreased 19.4% and 20.4% compared to the three and nine months ended September 30, 2008 due to these same factors. Food and beverage expenses decreased 22.4% and 23.4% for the three and nine months ended September 30, 2009 as compared to the same period in the prior year due to the decrease in food covers, an overall decrease in our food and beverage costs as a result of efficiency efforts and reduced payroll expenses due to reduced staffing as a result of the conversion of owned outlets to leased outlets, and the reduced hours of operation. The food and beverage operating margin for the three and nine months ended September 30, 2009 increased 2.3 and 6.5 percentage points, respectively, as compared to the three and nine months ended September 30, 2008 primarily due to the efficiency efforts that have decreased our food and beverage costs. The average guest check increased 2.6% and 8.2% for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008, primarily due to an increase in selected menu prices.

        Room.    Room revenues decreased 21.0% and 23.4%, respectively, for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008. Room occupancy decreased to 84% and 85% for the three and nine months ended September 30, 2009 as compared to 90% for the three and nine months ended September 30, 2008 due to the general economic slowdown discussed above. The average daily room rate decreased to $61 and $67 for the three and nine months ended September 30, 2009 from $77 and $87 in the same periods in the prior year due to an overall decrease across all properties as a result of the general economic slowdown and increased wholesale room sales which yield lower average room rates. Room expenses decreased 16.1% and 15.5% for the three and nine months ended September 30, 2009 as compared to the same periods in the prior year due to reduced occupancy and payroll expense, which was part of our cost savings initiatives. Room operating margin for the three and nine months ended September 30, 2009 decreased 2.6 and 3.8 percentage points, respectively, from the three and nine months ended September 30, 2008.

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues decreased 6.2% to approximately $18.1 million for the three months ended September 30, 2009 as compared to approximately $19.3 million for the three months ended September 30, 2008. Other revenues decreased 15.5% to approximately $49.3 million for the nine months ended September 30, 2009 as compared to approximately $58.4 million for the nine months ended September 30, 2008. The decrease in other revenues was due to the general economic slowdown discussed above.

        Management Fees.    We manage Thunder Valley on behalf of the United Auburn Indian Community (the "UAIC") and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley

Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. For the three and nine months ended September 30, 2009, management fees decreased to approximately $13.2 million and $39.5 million as compared to $17.8 million and $55.8 million for the three and nine months ended September 30, 2008, respectively. The decrease in management fees is a result of an overall decrease in revenues at our managed properties due to the general economic slowdown discussed above.

        Selling, General and Administrative ("SG&A").    SG&A expenses decreased 10.1% and 11.9% for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 due primarily to our cost savings initiatives which reduced payroll expense and health benefit costs company-wide, reductions of $1.4 million and $4.5 million, respectively, in advertising expense, reduction in utilities expense of $1.1 million for the nine months ended September 30, 2009, as a result of efficiency efforts, and reductions of $0.2 million and $2.1 million, respectively, in maintenance expense. SG&A as a percentage of net revenues increased to 23.0% and 21.0% for the three and nine months ended September 30, 2009 compared to 20.7% and 19.1% for the same periods in the prior year. A large portion of these costs are fixed, which causes an increase in the percentage of net revenues as revenues decline.

        Corporate Expense.    For the three months ended September 30, 2009, corporate expense decreased 85.6% to $1.0 million as compared to $6.6 million for the same period in the prior year. For the nine months ended September 30, 2009, corporate expense decreased 5.0% to $25.6 million as compared to $27.0 million for the same period in the prior year. The decreased expenses were primarily due to a year-to-date reclassification of approximately $7.5 million in legal and professional fees to the reorganization items line as a result of the Chapter 11 Case which was recorded during the three months ended September 30, 2009, and reduced payroll expenses as a result of our cost savings initiatives. Corporate expense as a percentage of net revenues decreased to 0.4% for the three months ended September 30, 2009 compared to 2.1% for the three months ended September 30, 2008. For the nine months ended September 30, 2009, corporate expense increased to 3.2%, as a percentage of net revenues, as compared to 2.7% for the same period in the prior year.

        Development Expense.    Development expense includes costs to identify potential gaming opportunities and other development opportunities, which include payroll, travel and legal expenses. Development expenses for the three and nine months ended September 30, 2009, were approximately $4.5 million and $5.7 million, respectively. For the three and nine months ended September 30, 2008, development expenses were approximately $0.7 million and $2.1 million, respectively. The increase in development expenses was due primarily to the payment of a $4 million milestone payment in connection with the Gun Lake project.

        Depreciation and Amortization.    Depreciation and amortization decreased 3.0% to approximately $53.4 million for the three months ended September 30, 2009 as compared to $55.1 million for the three months ended September 30, 2008. Depreciation and amortization decreased 6.3% to approximately $159.9 million for the nine months ended September 30, 2009 as compared to $170.7 million for the nine months ended September 30, 2008. This decrease was due primarily to reductions in amortization expense of approximately $5.4 million and $16.2 million, respectively, related to our definite-lived intangible assets as a result of an impairment loss recorded in the fourth quarter of 2008 related to our customer relationships as well as definite-lived assets that became fully amortized during late 2008. The decrease in amortization expense was partially offset by an increase in depreciation expense due to additional capital expenditures in the prior year.

        Preopening Expenses.    Preopening expenses for the three and nine months ended September 30, 2009 were approximately $0.9 million and $4.1 million compared to approximately $3.3 million and $8.1 million, respectively, for the comparable periods in 2008 and relate primarily to projects under development.

        Write-downs and Other Charges, net.    During the three and nine months ended September 30, 2009, write-downs and other charges, net were approximately $6.1 million and $12.0 million, respectively and consisted of $0.1 million and $0.4 million loss on disposal of assets, respectively, $2.5 million and $2.9 million severance expense, respectively, $3.1 million and $3.1 million in lease termination costs, respectively, $0.5 million and $0.5 million in deferred financing fees related to the land loan, respectively, and a $5.1 million loss on land and other asset dispositions during the nine months ended September 30, 2009. During the three and nine months ended September 30, 2008, write-downs and other charges, net were approximately $1.0 million and $7.0 million, respectively, and consisted of severance expenses of $0.7 million and $4.0 million, respectively, lease termination costs of $0.1 million and $1.7 million, respectively, primarily related to termination of a lease on land adjacent to the current Wild Wild West property, and losses on asset disposals of $0.1 million and $1.3 million, respectively.

        Earnings from Joint Ventures.    We own a 50% interest in various joint ventures, including Green Valley Ranch and Aliante Station, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. We recorded our share of the operating losses from these joint ventures of approximately $3.6 million and $0.9 million for the three and nine months ended September 30, 2009, and earnings of approximately $2.3 million and $17.5 million for the three and nine months ended September 30, 2008, respectively. The decrease in earnings from joint ventures is primarily a result of a decrease in operating results at each of the joint ventures due to the general economic slowdown discussed previously. Earnings from joint ventures includes losses of approximately $3.7 million and $9.7 million for the three and nine months ended September 30, 2009, representing our share of the operating losses of Aliante Station which opened in November 2008. The operating loss experienced at Aliante is the result of new properties experiencing lower than average operating margins which have been magnified by the current economic slowdown.

        Interest Expense.    Interest expense, net of capitalized interest, decreased 37.1% to $56.9 million in the three months ended September 30, 2009 as compared to $90.5 million in the three months ended September 30, 2008. A majority of the decrease is due to the accounting treatment under the guidance for financial reporting by entities in reorganization under the bankruptcy code whereby interest expense is recognized only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim. As a result of the Chapter 11 Case, we stopped accruing interest for the senior notes, the senior subordinated notes and the mezzanine financings. Had we recognized the additional contractual interest expense, interest expense for the three months ended September 30, 2009 would have been $51.9 million higher than what was recorded. Capitalized interest for the three months ended September 30, 2009 was approximately $4.1 million, reflecting a decrease of approximately $6.0 million as compared to capitalized interest of $10.1 million for the three months ended September 30, 2008. Capitalized interest was higher in the prior year period primarily due to interest being capitalized on our equity contributions to Aliante Station during the construction of the project.

        Interest expense, net of capitalized interest, decreased 14.4% to $241.3 million in the nine months ended September 30, 2009 as compared to $281.9 million in the nine months ended September 30, 2008. A majority of the decrease is due to the accounting treatment under the guidance for financial reporting by entities in reorganization under the bankruptcy code whereby interest expense is recognized only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim. As a result of the Chapter 11 Case, we stopped accruing interest for the senior notes, the senior subordinated notes and the mezzanine financings. Had we recognized the additional contractual interest expense, interest expense for the three months ended September 30, 2009 would have been $51.9 million higher than what was recorded. Capitalized interest for the nine months ended September 30, 2009 was approximately $11.2 million, reflecting a decrease of approximately $10.7 million as compared to capitalized interest of $21.9 million for the nine months ended September 30, 2008. Capitalized interest was higher in the prior year period primarily due to the capitalization of interest our equity contributions to Aliante Station during the construction of the project.

        Interest and Other Expense from Joint Ventures.    We recorded approximately $11.5 million and $33.8 million, respectively, in interest and other expense related to our unconsolidated joint ventures for the three and nine months ended September 30, 2009, compared to approximately $7.5 million and $24.5 million for the comparable periods in 2008. The increases of approximately $4.0 million and $9.3 million, respectively, relate primarily to the $373.1 million in debt at Aliante Station, partially offset by reduced interest expense at Green Valley Ranch as a result of decreased LIBOR rates. In addition, included in interest and other expense from joint ventures for the three and nine months ended September 30, 2009 are losses of approximately $1.0 million and approximately $0.4 million, respectively, representing the change in fair value of interest rate swaps for both Green Valley Ranch and Aliante Station that are not designated as hedges for accounting purposes, as compared to gains of $0.2 million during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2008, certain interest rate swaps at Green Valley Ranch and Aliante Station were accounted for as cash flow hedges which resulted in the change in fair value being recorded in comprehensive income until August 2008, at which time these interest rate swaps were de-designated as cash flow hedges for accounting purposes. Changes in fair value of the interest rate swaps subsequent to the de-designations are being recorded in earnings. Interest and other expense from joint ventures for the nine months ended September 30, 2009 also includes a loss of $0.3 million representing the write-off of deferred losses on the interest rate swaps at Aliante Station during the second quarter of 2009 due to the termination of the swaps. Fluctuations in interest rates can cause the fair value of the interest rate swaps to change each reporting period.

        Change in Fair Value of Derivative Instruments.    During the three and nine months ended September 30, 2009, we recorded gains of approximately $1.5 million and $35.1 million related primarily to the change in fair value of our derivative instruments not designated as hedges for accounting purposes, as compared to gains of approximately $16.2 million and $22.9 million during the three and nine months ended September 30, 2008. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period.

        Gain on Early Retirement of Debt.    In January 2009, a wholly-owned subsidiary of the Company purchased $40.0 million in aggregate principal amount of our outstanding $700 million 6 7/8% Senior Subordinated Notes and $8.0 million in aggregate principal amount of our outstanding $450 million 6 1/2% Senior Subordinated Notes for approximately $1.5 million plus approximately $1.4 million in accrued interest. As a result, we recorded a gain on early retirement of debt of approximately $40.3 million during the nine months ended September 30, 2009, representing the difference between the reacquisition price and the net carrying amount of the extinguished debt based on the face amount of the associated debt adjusted for the related unamortized discount and debt issuance costs.

        Income Tax Benefit (Provision).    For the three months ended September 30, 2009 and 2008 our effective tax rates were (5.3%) and 38%, respectively. For the nine months ended September 30, 2009 and 2008 our effective tax rates were (6.8%) and 33%, respectively. The effective tax rate for the three and nine months ended September 30, 2009 were lower than the prior periods due to nondeductible restructuring costs incurred during the three and nine months ended September 30, 2009, and an increase in our valuation allowance due to a portion of our net operating loss that is more likely than not unrealizable.

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

  Overview of Recent Developments

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 of title 11 of the United States Code. These chapter 11 cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case").

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into a $150 million unsecured, subordinated administrative priority debtor in possession credit agreement (the "DIP Credit Agreement") among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company), as administrative agent (the "Administrative Agent") and lender, and the lenders party thereto. The DIP Credit Agreement provides for a $150 million revolving credit facility that will be funded on a committed basis for so long as Vista Holdings, LLC has cash and cash equivalents on hand in an amount in excess of $100 million. The proceeds of the loans incurred by the DIP Credit Agreement will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case. At September 30, 2009, advances under the DIP Credit Agreement totaled $75 million.

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

  Nine months Ended September 30, 2009

        During the nine months ended September 30, 2009, cash flows used in operating activities were approximately $124.0 million, as compared to cash flows provided by operating activities of $19.8 million for the nine months ended September 30, 2008, reflecting a $143.8 million decrease in cash flows from operations compared to the prior year period. This decrease resulted primarily from increased operating losses and restricted cash requirements, in addition to the incurrence of costs associated with our reorganization, partially offset by a decrease in cash paid for interest. Our operating income (excluding depreciation and amortization expense) decreased $110.9 million compared to the prior year period, primarily as a result of a $202.8 million decrease in our net revenues. Net revenues continue to be affected by the weakening Las Vegas and U.S. economies as a result of declining real estate values, the credit crisis, increased unemployment and a decrease in consumer confidence levels which are expected to continue to affect our net revenue levels through the remainder of 2009. Our restricted cash increased by $126.6 million in 2009 as compared to 2008 due primarily to additional collateral required for our treasury management function, restrictions placed on our cash by lenders of the CMBS Loans, and restrictions placed on our cash by the Bankruptcy Court . In addition, we spent $50.8 million in costs associated with our reorganization during the nine months ended September 30, 2009. Cash paid for interest during the nine months ended September 30, 2009 decreased by $164.2 million compared to the 2008 period primarily as a result of our election not to make the scheduled interest payments on our Notes and a portion of our CMBS loans in 2009 as described above.

        At September 30, 2009, we had zero availability for borrowings under our Revolver. We had $225.3 million in cash and cash equivalents as of September 30, 2009, of which approximately $71.0 million is in our casino cages to be used for the day-to-day operations of our properties and the remaining $154.3 million is to be used for general corporate purposes.

        During the nine months ended September 30, 2009, total capital expenditures were approximately $49.6 million for maintenance capital expenditures and various other projects. We classify items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures for the nine months ended September 30, 2009 were $83.7 million lower than the prior year period due to our reduced capital spending in 2009 in response to current market conditions.

        In addition to capital expenditures, during the nine months ended September 30, 2009, we paid approximately $11.8 million, respectively in reimbursable advances for our Native American development projects (see "Future Development") and paid approximately $21.2 million in equity contributions to joint ventures. During the same period in 2008, advances for Native American development costs were $9.9 million and equity contributions to joint ventures were $55.6 million.

  Year ending December 31, 2009

        Our primary cash requirements for the remainder of 2009 are expected to include (i) principal and interest payments on indebtedness, (ii) approximately $12 million to $16 million for maintenance and other capital expenditures, (iii) other strategic land purchases, (iv) equity contributions to joint ventures, (v) payments for our existing and potential Native American projects, (vi) payments for design and development costs of future projects, (vii) financing costs, and (viii) expenses related to the Chapter 11 Case.

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

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into a $150 million unsecured, subordinated administrative priority DIP Credit Agreement among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company), as administrative agent and lender, and the lenders party thereto. The DIP Credit Agreement provides for a $150 million revolving credit facility that will be funded on a committed basis for so long as Vista Holdings, LLC has cash and cash equivalents on hand in an amount in excess of $100 million. The proceeds of the loans incurred by the DIP Credit Agreement will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case. Advances under the DIP Credit Agreement will bear interest at a rate equal to 2.5% plus LIBOR. At September 30, 2009, advances under the DIP Credit Agreement totaled $75 million, and Vista Holdings, LLC had cash and cash equivalents on hand in excess of $100 million.

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

        Also, in connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into an Unsecured Revolving Loan Promissory Note in favor of Past Enterprises, Inc. (a non-debtor subsidiary of the Company) pursuant to which Past Enterprises provides to the Company an unlimited revolving credit facility (the "Past Revolving Loan") at an interest rate of 2.78% per annum, the proceeds of which will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries.

        The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At September 30, 2009, the outstanding balance due under the Past Revolving Loan totaled $6 million.

        The Company's obligations under the Past Revolving Loan will be an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by the Company shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

  Off-Balance Sheet Arrangements

        As of September 30, 2009, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, which include interest rate swaps with a notional amount of $1.86 billion (see "Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps"). We also have certain contractual obligations including long-term debt, operating leases, employment contracts, long-term stay-on performance agreements and slot conversion purchases. There have been no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

Interim Impairment Review

        We perform an annual assessment of intangible assets for impairment during the fourth quarter of each year. Our annual budget and forecasting process is also completed in the fourth quarter and provides key inputs into the impairment analysis. The provisions of the accounting guidance for goodwill and intangibles call for interim testing whenever events or circumstances, such as a significant adverse change in the legal factors or in the business climate, make it more likely than not that an impairment may have occurred. We believe the continuing economic downturn and the Company's restructuring activities indicate that it is more likely than not that impairment of certain of our intangible assets exists as of September 30, 2009. The Company is in the process of preparing its interim impairment analysis, however until the impairment analysis activities are completed it is not reasonably possible to develop an estimate of any potential impairment. We anticipate that the completion of the impairment analysis activities will result in a non-cash impairment charge in the fourth quarter of 2009.

Future Development—Las Vegas

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. Through September 30, 2009, we have contributed an additional $42.7 million to fund the acquisition of additional property as well as design and development costs.

Future Development—Native American

  The Federated Indians of Graton Rancheria

        We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing their project and, upon opening, we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the year ended December 31, 2008. Over the period of May 2007 through June 2008, we purchased an additional 11 acres of land adjacent to the 23 acres, bringing the total land held for development to 34 acres. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (the "NIGC"). Prior to obtaining third-party financing, we will contribute significant financial support to the project. Through September 30, 2009, we have advanced approximately $143.1 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through September 30, 2009, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On September 10, 2008, the U.S. Attorney representing the DOI exercised her right to have the case reassigned from a magistrate to an Article III judge, and the FIGR subsequently intervened in the lawsuit. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the compliant for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The Company believes that the allegations contained in the Complaint are without merit. The DOI and the FIGR filed motions to dismiss the amended complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the "Appeal") in the United States Court of Appeals for the Ninth Circuit Appeals, and the DOI agreed to voluntary stay the taking of the site into trust pending resolution of the appeal. The plaintiff's briefs were due October 26, 2009 and the defendants'

briefs are due November 25, 2009. Oral arguments will be heard as soon as they are scheduled by the Court of Appeals. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On February 19, 2009, a Notice of Availability of a Final Environmental Impact Statement (the "EIS") was filed in the Federal Register, leaving only the issuance of the Record of Decision (the "ROD") to complete the environmental process for the FIGR project. Issuance of the ROD will initiate a 30-day period in which opponents of the project will have the right to seek judicial review of the ROD.

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of September 30, 2009, payments totaling $6.0 million had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the Third Amended and Restated Management Agreement, subject to certain contingencies. Under the terms of the Third Amended and Restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Through September 30, 2009, we have advanced approximately $46.9 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The Third Amended and Restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        The project will be located on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include slot machines, table games and various dining options. Construction of the project includes the conversion of a portion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the Management Agreement by the NIGC.

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

        On May 13, 2008, the MGO Plaintiffs filed a petition for rehearing en banc with the Court of Appeals. On July 25, 2008, the Court of Appeals denied the MGO Plaintiffs' petition for rehearing en banc. On July 29, 2008, the MGO Plaintiffs filed an emergency motion for stay of mandate pending petition for certiorari. On August 1, 2008, the DOI and Gun Lake filed their responses to the emergency motion for stay of mandate. On August 15, 2008, the Court of Appeals granted the emergency motion for stay of mandate. On October 23, 2008, the MGO Plaintiffs filed a petition for certiorari seeking review of the Court of Appeals' decision by the United States Supreme Court. On January 21, 2009, the United States Supreme Court denied the petition for certiorari and on January 27, 2009, the appellate court issued a mandate that dissolved the stay. On January 30, 2009, the DOI accepted approximately 147 acres of real property into trust in Allegan County, Michigan, for the benefit of Gun Lake. On August 18, 2009, the Secretary of Interior issued an Initial Reservation Proclamation proclaiming that the 147-acre parcel is Gun Lake's reservation.

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the Determination. On October 7, 2008, the DOI filed a motion to dismiss. On October 17, 2008, the plaintiff filed a motion to stop the DOI from taking land into trust for Gun Lake, which was denied by the District Court on January 26, 2009. The District Court filed an order that gave the plaintiff 21 days to submit a memorandum addressing whether the District Court still has jurisdiction in this case in light of the DOI accepting the land in trust for the benefit of Gun Lake. The DOI and Gun Lake filed their memoranda addressing this issue on April 6, 2009. On August 19, 2009, the DOI's motion to dismiss and motion for judgment on the pleadings was granted and the plaintiff's motions for preliminary injunctive relief were denied. On September 15, 2009, plaintiff filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit. The Court of Appeals issued an order requiring that by October 22, 2009, plaintiff must file a Statement of Issues to be Raised on Appeal. The Company believes that the appeal is without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal- state Class III gaming compact. The compact was subject to approval by the Michigan Legislature and, if approved, would regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site.

On August 8, 2007, the Michigan House of Representatives ratified the compact. On February 11, 2009, the Michigan Senate passed a resolution approving the compact. On February 19, 2009, the Michigan House of Representatives passed a similar resolution approving the Compact and the Compact was submitted to the Secretary of Interior for his approval. On April 22, 2009, the Compact became effective by publication in the Federal Register. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Through September 30, 2009, we have advanced approximately $11.7 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through September 30, 2009, $50,000 of these payments had been made and were expensed as incurred. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On January 17, 2008, the Bureau of Indian Affairs (the "BIA") issued a Finding of No Significant Impact with respect to the proposed project. On May 8, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint sought judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. The Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. On April 13, 2009, the District Court granted the DOI and MITCR's motion to dismiss. On May 13, 2009, the Plaintiff filed an appeal in the U.S. Court of Appeals for the District of Columbia in Washington DC. The Plaintiff's brief was filed on September 14, 2009, and the MITCR and DOI's briefs were filed October 14, 2009. The

Plaintiff's reply brief was due October 28, 2009, and oral arguments are scheduled for December 10, 2009. The Company believes that the appeal is without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. Through September 30, 2009, we have advanced approximately $15.5 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our condensed consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through September 30, 2009, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

        As of September 30, 2009, we had $905.6 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 1,321 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our condensed consolidated balance sheets at September 30, 2009 and December 31, 2008.

Regulation and Taxes

        We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and tribal gaming agency of the UAIC.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature meets every two years and concluded its session during the second quarter, and there were no changes to the gaming tax.

        On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision. On July 16, 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Company is currently evaluating the impact of the Nevada Supreme Court's decision not to rehear the case. Accordingly, we have not recorded a receivable related to a refund for previously paid use tax on complimentary employee and patron meals in the accompanying condensed consolidated balance sheet as of September 30, 2009 or December 31, 2008. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision.

        We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our operating results.

Description of Certain Indebtedness and Capital Stock

        As a result of the filing of the Chapter 11 Case, previous events of default and/or related uncertainties, the outstanding indebtedness related to the Land Loan, the Credit Agreement, the Notes, the CMBS mortgage loan and related mezzanine financing has been accelerated and is due and payable, subject to the bankruptcy stay. Such indebtedness and the corporate office lease, as well as the market value of the associated interest rate swaps, have been classified as current in the accompanying condensed consolidated balance sheets at September 30, 2009. The outstanding indebtedness related to the Credit Agreement and the Notes, as well as the market value of the associated interest rate swaps, were classified as current in the condensed consolidated balance sheets at December 31, 2008.

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

        The CMBS Loans are collateralized by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and matured in November 2009. Prior to the maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension. Interest on the CMBS Loans is equal to one-month LIBOR plus 5.3% per annum, which includes an additional 3.0% default rate. As a result of the Chapter 11 Case, interest due on the mezzanine financings is not being remitted to the mezzanine lenders. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with the authoritative guidance for accounting for derivative instruments and hedging activities, is marked to market at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower pays a fixed rate of approximately 5.3% and receives one-month LIBOR, terminating in November 2012 (see Note 6—Derivative Instruments).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of September 30, 2009, our lease coverage ratio was 0.91 to 1.00. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. During the nine months ended September 30, 2009, $52.0 million was deposited in the collateral account in relation to this block.

  Land Loan

        On February 7, 2008, CV Propco, LLC, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 3.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 2.5% per annum, at the borrower's election. The borrower is required to hedge the interest rate such that LIBOR will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower pays a fixed LIBOR rate of 3.0% and 3.7%, respectively, and receives one-month LIBOR. Both interest rate swap agreements terminate in February 2011 (see Note 6—Derivative Instruments).

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

        During the nine months ending September 30, 2009, the lenders under the land loan indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement. Based on appraisals provided by the lenders during the nine months ended September 30, 2009, the loan-to-value ratio approximated 129%. Based upon such appraisals of the collateral showing that the loan to value ratio had increased to 40% or more, an event of default has occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the land loan and related accrued interest due and payable and to foreclose on the underlying collateral of the borrower which at September 30, 2009 includes land with a book value of $501.1 million and restricted cash of $8.2 million. There is no recourse to the Company for any portion of the land loan that is not satisfied by the Borrower or the collateral. The Company is in discussions with the lenders regarding solutions to the potential event of default, however, the Company can provided no assurance that it will be able to accomplish this. As a result of this uncertainty, the outstanding indebtedness related to the land loan and the market value of the associated interest rate swap have been classified as current in the accompanying condensed consolidated balance sheets at September 30, 2009.

        Subsequent to September 30, 2009, the borrower did not make the November 2009 payments due on account of interest or the interest rate swap agreements.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of September 30, 2009, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of September 30, 2009, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of September 30, 2009, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio of 2.00 to 1.00 on September 30, 2009 through December 31, 2009, which increases to 2.25 to 1.00 on March 31, 2010 through December 31, 2010, and to 2.50 to 1.00 on March 31, 2011 and each quarter thereafter. The Credit Agreement has financial covenants that require that the maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio can be no more than 7.00 to

1.00 on September 30, 2009, which reduces to 6.75 to 1.00 on December 31, 2009, to 6.25 to 1.00 on March 31, 2010, to 6.00 to 1.00 on June 30, 2010 through December 31, 2010, to 5.75 on March 31, 2011, to 5.50 to 1.00 on June 30, 2011 through September 30, 2011, and to 5.00 to 1.00 on December 31, 2011 and each quarter thereafter. In addition, total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) can be no more than 2.00 to 1.00 on September 30, 2009 and each quarter thereafter. The covenants limit our ability to incur additional indebtedness; issue preferred stock or provide guarantees; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends, make distributions or repurchase our own capital stock; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; capital expenditures and fundamentally change our business.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, and September 30, 2009, we were not in compliance with the financial covenants in the Credit Agreement. In addition, the filing of the Chapter 11 Case constitutes an event of default under the terms of the Credit Agreement. Notwithstanding such events of default, in connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a Second Forbearance Agreement and Second Amendment to the Credit Agreement (the "Forbearance Agreement") with the lenders holding a majority of the commitments under its Credit Agreement pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement through the earlier of the effective date of a plan of reorganization under the Chapter 11 Case or January 31, 2010, unless earlier terminated. See Note 1—Overview of Recent Developments for further discussion.

  Senior and Senior Subordinated Notes

        The indentures (the "Indentures") governing our $2.3 billion in aggregate principal amount of senior and senior subordinated notes (the "Notes") contain certain customary financial and other covenants, which limit our and our subsidiaries' ability to incur additional debt. As a result of the filing of the Chapter 11 Case, all amounts outstanding under the Notes have been accelerated and are due and payable. At September 30, 2009, our Consolidated Coverage Ratio (as defined in the Indentures) was .58 to 1.00. The Indentures provide that we may not incur additional indebtedness, other than specified types of indebtedness, unless the Consolidated Coverage Ratio is at least 2.00 to 1.00. The Indentures also give the holders of the Notes the right to require us to purchase the Notes at 101% of the principal amount of the Notes plus accrued interest thereon upon a Change of Control and Rating Decline (each as defined in the Indentures) of the Company. In addition, the indenture governing the senior notes contains a limitation on liens we can incur.

        We have not made scheduled interest payments on the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"), $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") or $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes") since February 1, 2009. The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have expired, resulting in an event of default under the indentures governing such indebtedness. In addition as a result of the filing of the Chapter 11 Case, the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have been accelerated and are due and payable, subject to the bankruptcy stay. See Note 1—Overview of Recent Developments for further discussion.

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

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. An event of default under the sale leaseback agreement for the corporate office building occurred on October 26, 2009 as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents.

        Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our condensed consolidated balance sheets and depreciate it according to our policy. During the three months ended September 30, 2009 and 2008, we recorded interest expense related to this lease of approximately $1.3 million and $1.3 million, respectively. During the nine months ended September 30, 2009 and 2008, we recorded interest expense related to this lease of approximately $4.0 million and $3.9 million, respectively. Future minimum lease payments related to this lease for the next five years are approximately $5.4 million, $5.5 million, $5.5 million, $5.6 million and $5.7 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

  Derivative Instruments

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. As of December 31, 2008, we had two floating-to-fixed rate interest rate swaps with a combined notional amount of $250 million terminating in February 2011, which qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value reported as a component of other comprehensive income (loss). As a result, the variable cash flow method was used to measure the ineffectiveness of the hedging relationship. Accordingly, the calculation of ineffectiveness involved a comparison of the present value of the cumulative change in the expected future cash flows of the variable portion of the interest rate swaps and the present value of the cumulative change in the expected future variable interest payments designated in the hedging relationship. These cash flow hedges effectively convert a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. For these cash flow hedges, we paid a weighted-average fixed rate of 3.1% and received one-month LIBOR which approximated 0.3% as of September 30, 2009. During the first quarter of 2009, these interest rate swaps were de-designated as cash flow hedges for accounting purposes.            As a result of the

de-designation, we expect approximately $2.0 million of deferred net loss related to these interest rate swaps, included in accumulated other comprehensive loss at September 30, 2009, to be reclassified into earnings during the next twelve months.

        In addition, we have two floating-to-fixed rate interest rate swaps, one with a notional amount of $1.36 billion terminating in November 2012 and one with a notional amount of $250 million terminating in January 2011, each effectively converting a portion of our floating-rate debt to a fixed rate based on one-month LIBOR rates. These interest rate swaps are not designated as hedging instruments and as a result, gains or losses resulting from the change in fair value of these swaps are recognized in earnings in the period of the change. As of September 30, 2009, we paid a weighted-average fixed rate of 4.9% and received one-month LIBOR which approximated 0.2% for these cash flow hedges.

        For the three and nine months ended September 30, 2009, we recorded losses of $93.5 million and $59.3 million, respectively, in our condensed consolidated statements of operations related to the change in fair value of interest rate swaps and interest rate caps, compared to gains of $16.4 million and $23.2 million for the three and nine months ended September 30, 2008. The increased losses during the 2009 periods compared to the 2008 periods are the result of fluctuations in interest rates, and the application of the accounting guidance for financial reporting by entities in reorganization under the bankruptcy code, whereby liabilities are carried at the expected amount of the allowed claim, rather than fair value. In addition, we recognize in our statement of operations our proportionate share of the gains and losses related to changes in fair value of interest rate swaps of our 50% owned joint ventures. For the three and nine months ended September 30, 2009, we recorded losses of $1.0 million and $0.4 million, respectively, related to the change in fair value of interest rate swaps of our 50% owned joint ventures, compared to gains of $0.2 million during the three and nine months ended September 30, 2008.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense of approximately $21.0 million and $60.4 million, respectively, for the three and nine months ended September 30, 2009, compared to $10.7 million and $25.3 million, respectively, for the three and nine months ended September 30, 2008. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase in interest and other expense from joint ventures in our condensed consolidated statements of operations, and totaled approximately $7.4 million and $12.0 million for the three and nine months ended September 30, 2009, and $2.7 million and $4.5 million for the three and nine months ended September 30, 2008.

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At September 30, 2009, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At September 30, 2009, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

Critical Accounting Policies

        A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. The following accounting policy became a critical policy during the nine months ended September 30, 2009 due to an increase in the materiality of the associated transactions:

  Restricted Cash

        Restricted cash includes cash reserves required in connection with our financing transactions, treasury management activities, the CMBS Loans, letter of credit collateralization, regulatory reserves for race and sports book operations and restrictions placed on our cash by the Bankruptcy Court.

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

        The following table provides information about our long-term debt at September 30, 2009 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands, unaudited):

	Maturity date	Face amount	Carrying value	Estimated fair value (b)
CMBS Loans, weighted-average interest rate of approximately 8.5%	November 2009 (a)	$2,475,000	$2,475,000	$2,475,000
Land Loan, weighted-average interest rate of approximately 7.4%	February 2011	250,000	250,000	250,000
Revolver, weighted-average interest rate of approximately 5.2%	August 2012	628,237	628,237	628,237
Term Loan, weighted-average interest rate of approximately 4.9%	August 2012	245,625	245,625	245,625
6% senior notes	April 2012	450,000	450,000	148,500
7 3/4% senior notes	August 2016	400,000	400,000	122,000
6 1/2% senior subordinated notes	February 2014	442,000	442,000	19,890
6 7/8% senior subordinated notes	March 2016	660,000	660,000	23,100
6 5/8% senior subordinated notes	March 2018	300,000	300,000	12,750
Other debt, weighted-average interest rate of approximately 7.9%	2013 - 2027	79,940	79,940	79,940

Total		$5,930,802	$5,930,802	$4,005,042

(a)
Prior to maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension.

(b)
The estimated fair values of the senior notes and the senior subordinated notes are based on actual market prices for the most recent trades on or before September 30, 2009. The estimated fair values of all other long-term debt are assumed to be equal to the carrying values, and do not reflect any adjustment related to the Company's credit risk or the potential impact of the Chapter 11 Case on the amounts that are recoverable by creditors.

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

        The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands, unaudited):

	Current Portion as of September 30,
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$2,252,284	$5,635	$318	$339	$361	$2,575	2,261,512
Weighted-average interest rate	8.7%	6.1%	7.2%	7.2%	7.2%	7.3%	8.7%
Variable-rate	3,668,900	42	45	303	—	—	3,669,290
Weighted-average interest rate	7.6%	7.5%	7.5%	7.5%	—	—	7.6%
Interest rate swaps:
Notional amount	$1,862,500	$—	$—	$—	$—	$—	$1,862,500
Average payable rate	4.7%	—	—	—	—	—	4.7%
Average receivable rate	0.2%	—	—	—	—	—	0.2%

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

        On August 19, 2009, the corporate defendants, other than the Company, filed an answer responding to the complaint. Subsequently, on August 27, 2009, the corporate defendants, other than the Company, filed a motion to stay the State Court Action pending the resolution of the Company's bankruptcy petition. That motion was granted on September 30, 2009.

        The Company believes that the allegations in the complaint in the State Court Action are without merit and intends to vigorously defend the same.

  Bankruptcy Proceedings

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada under chapter 11 of title 11 of the United States Code. These chapter 11 cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52477.

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

Risk Factors Specifically Related to our Current Reorganization cases under Chapter 11 of the U.S. Bankruptcy Code

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 (collectively, the "Chapter 11 Case") of title 11 of the United States Code (the "Bankruptcy Code") under the caption "In re Station Casinos, Inc., et al Debtors Case No. 09-52470."

        During the Chapter 11 Case, our operations are subject to the risks and uncertainties associated with bankruptcy, but not limited to, the following:

  •
  The Chapter 11 Case may adversely affect our business prospects and/or our ability to operate during the reorganization.

  •
  The Chapter 11 Case and expected difficulties of operating our properties while attempting to reorganize the business in bankruptcy may make it more difficult to maintain and promote our properties and attract customers to our properties.

  •
  The Chapter 11 Case may cause our vendors and service providers to require stricter terms and conditions.

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

  •
  There can be no assurances as to our ability to maintain sufficient financing sources to fund our reorganization plan and meet future obligations. There can be no assurance as to our ability to obtain sufficient financing. We are currently financing our operations during our reorganization using funds from operations and borrowings under our DIP Credit Agreement and prepetition secured debt. We may be unable to operate pursuant to the terms of our DIP Credit Agreement or to negotiate and obtain necessary approvals, amendments, waivers or other types of modifications, and to otherwise fund and execute our business plans throughout the duration of the Chapter 11 Case. The challenges of obtaining financing are exacerbated by adverse conditions in the general economy and the tightening in the credit markets. These conditions and our Chapter 11 Case make it more difficult for us to obtain financing. For more information regarding the terms of our DIP Credit Agreement and other uses and sources of financing, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

The uncertainty regarding the eventual outcome of our Chapter 11 Case and the effect of other unknown adverse factors could threaten our existence as a going concern.

        We are currently operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, and our continuation as a going concern is contingent upon, among other things, obtaining Bankruptcy Court approval of a reorganization plan, maintaining our gaming licenses, complying with the terms of existing and future loan agreements, returning to profitability, generating sufficient cash flows from operations, obtaining financing sources to meet future obligations, maintaining the support of key vendors and customers and retaining key personnel, along with financial, business, and other factors, many of which our beyond our control. Further, it is uncertain whether we will lose valuable contracts in the process of the Chapter 11 Case.

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

Prolonged continuation of the Chapter 11 Case may harm our business.

        If the Chapter 11 Case continues for a prolonged amount of time, the proceedings could adversely affect our business and operations. So long as the Chapter 11 Case continues, our senior management will be required to spend a significant amount of time and effort dealing with our reorganization instead of focusing exclusively on business operations. Prolonged continuation of the Chapter 11 Case will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Case continues, the more likely it is that our customers, suppliers and agents will lose confidence in our ability to successfully reorganize our business and seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Case continues, we will be required to incur substantial costs for professional fees and other expenses associated with the Chapter 11 Case. Prolonged continuation of the Chapter 11 Case may also require us to seek additional financing. It may not be possible for us to obtain additional financing during or after the Chapter 11 Case on commercially favorable terms or at all. If we were to require additional financing during the Chapter 11 Case and were unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, we were not in compliance with the financial covenants, as defined in our Credit Agreement. We have not made scheduled interest payments on the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"), $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") or $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes") since February 1, 2009. The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have expired, resulting in an event of default under the indentures governing such indebtedness. In addition as a result of the filing of the Chapter 11 Case, the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have been accelerated and are due and payable, subject to the bankruptcy stay. See Note 1—Overview of Recent Developments for further discussion.

        In addition, the filing of the Chapter 11 Case constitutes an event of default or otherwise triggered repayment obligations under the Company's Credit Agreement, CMBS mortgage loan and related mezzanine financings, Land Loan, 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes, 2012 Senior Notes and corporate office lease. As a result of the Chapter 11 Case, all debt outstanding under such debt arrangements became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law under the Bankruptcy Code. The total amount of the defaults is $5.9 billion and the total arrearage as of the date of filing this Quarterly Report on Form 10-Q is $190.1 million.

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

STATION CASINOS, INC., Registrant
DATE: November 13, 2009	/s/ THOMAS M. FRIEL Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)