Form 10-K
period 2009-12-31
STATION CASINOS INC
filed 2010-03-31
CIK 898660

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2009 was $0.

         As of January 31, 2010, there were 41.7 shares outstanding of the registrant's voting common stock and 41,674,838 shares outstanding of the registrant's non-voting common stock.

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

Overview of Recent Developments

        As a result of the continuing macroeconomic conditions, including the credit crisis and a decrease in consumer confidence levels, we have experienced a significant reduction in net revenues.

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 of title 11 of the United States Code. These chapter 11 cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case"). On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch Resort Spa Casino, filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code.

        On March 24, 2010, the Debtors filed a joint plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Joint Plan of Reorganization"). As part of the Joint Plan of Reorganization, the mortgage lenders to FCP Propco, LLC ("Propco"), holding debt secured by Red Rock Casino Resort Spa, Palace Station, Boulder Station, and Sunset Station (the "Propco Properties"), will become the equity owners of a newly-formed company and will sell 46% of the equity in that new company to an affiliate of Fertitta Gaming LLC, a newly-formed entity owned by Frank Fertitta III and Lorenzo Fertitta, who will make a significant new investment to purchase their equity in the new company. The remaining equity will be owned primarily by the Propco Lenders and Colony Capital, who will also be making a new investment in the company. Fertitta Gaming, an entity owned by the Fertittas, will also manage the Propco Properties under a long-term management agreement The Joint Plan of Reorganization also calls for the Company to seek to conduct a sale process for the remaining assets of the Company, under the supervision of the Bankruptcy Court.

        The Joint Plan of Reorganization and the disclosure statement have not yet been approved by the Bankruptcy Court and are subject to further negotiations with creditors of the Company and its subsidiaries. As a result, the Joint Plan of Reorganization and the disclosure statement may be materially modified before approval. In addition to customary Chapter 11 proceedings, the completion of the transaction is subject to Hart-Scott-Rodino and other antitrust reviews and customary closing conditions.

        This report not intended to be, and should not in any way be construed as, a solicitation of votes on the Joint Plan of Reorganization. The Joint Plan of Reorganization and the related disclosure statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated March 24, 2010, which is publicly available at http://www.sec.gov. The Joint Plan of Reorganization and the disclosure statement may not be relied on for any purpose until a determination by the Bankruptcy Court is made that the proposed disclosure statement contains adequate information, as required by the U.S. Bankruptcy Code. Following Bankruptcy Court approval of the disclosure statement and related voting solicitation procedures, the Company will solicit acceptances of the plan and seek its confirmation by the Bankruptcy Court. There can be no assurance that such plan acceptances or confirmation will be obtained.

        The Company's direct and indirect subsidiaries that operate its hotel and casino properties have not filed for bankruptcy relief and continue to operate their businesses in the ordinary course. In connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a forbearance agreement with the lenders holding a majority of the commitments under its senior secured credit facility (the "Credit Agreement") pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement. The Forbearance Agreement expired on January 31, 2010.

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

Forward-looking Statements

        When used in this report and elsewhere by management from time to time, the words "may", "might", "could", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our reorganization plan, expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, failure to obtain approval of the Joint Plan of Reorganization, our ability to effect a successful restructuring, the ability to recognize the benefits of the Merger, the impact of the substantial outstanding indebtedness, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, development and construction risks, regulatory matters and litigation are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

General

        We are a gaming and entertainment company that currently owns and operates ten major hotel/casino properties (two of which are 50% owned) under the Station and Fiesta brand names and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. We were incorporated in the State of Nevada in 1976. Our growth strategy includes the master-planned expansions of our existing gaming facilities in Nevada, the development of gaming facilities on certain real estate we own or are under contract to acquire in the Las Vegas valley and Reno, Nevada, the evaluation and pursuit of additional acquisition or development opportunities in Nevada and other gaming markets and the pursuit of additional management agreements with Native American tribes.

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

        Although perceived value initially attracts a customer to our casino properties, actual value generates customer satisfaction and loyalty. We believe that actual value becomes apparent during the customer's visit through an enjoyable, affordable and high-quality entertainment experience. Las Vegas, which has been one of the fastest-growing cities in the United States, is characterized by a historically strong economy and demographics, which include an increasing number of retirees and other active gaming customers; however, the city continues to be adversely affected by the national economic downturn. The current recession has had an adverse impact on the growth and economy of Las Vegas, resulting in significant declines in the local housing market and rising unemployment which has negatively affected consumer spending and customer visits to our properties.

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

Properties

        Set forth below is certain information as of December 31, 2009 concerning our properties, all of which we own and/or operate except as otherwise indicated. The properties are more fully described following the table.

	Hotel Rooms	Slots(1)	Gaming Tables(2)	Parking Spaces(3)	Acreage
Casino Properties
Palace Station	1,000	1,722	46	2,600	30
Boulder Station	300	2,749	41	4,800	54
Texas Station	200	1,994	31	5,900	47
Sunset Station	457	2,463	41	5,500	82
Santa Fe Station	200	2,825	47	5,200	38
Red Rock	815	2,989	64	6,800	64
Green Valley Ranch (50% owned)	490	2,392	55	3,900	40
Aliante Station (50% owned)	202	2,013	44	4,800	40
Fiesta Rancho	100	1,412	16	2,050	25
Fiesta Henderson	224	1,628	19	3,000	46
Other Properties
Wild Wild West	262	200	6	600	19
Wildfire Rancho	—	194	—	265	5
Wildfire Boulder	—	172	—	230	2
Gold Rush	—	154	—	125	1
Lake Mead Casino	—	75	—	64	3
Barley's (50% owned)	—	199	—	—	—
The Greens (50% owned)	—	36	—	—	—
Wildfire Lanes (50% owned)	—	196	—	—	—
Managed Properties
Thunder Valley (4)	—	2,426	102	4,500	49

(1)
Includes slot and video poker machines and other coin-operated devices.

(2)
Generally includes blackjack ("21"), craps, roulette, pai gow poker, mini baccarat, let it ride, three-card poker, Texas hold'em and wild hold'em. The Casino Properties also offer a keno lounge, with the exception of Green Valley Ranch and Aliante Station, and a bingo parlor, with the exception of Green Valley Ranch. The Casino Properties also offer a race and sports book and the Other Properties offer a sports book with the exception of The Greens and Lake Mead Casino.

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

        Texas Station's five full-service restaurants have a total of approximately 1,200 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the 24-hour Coco's, Austins Steakhouse, San Lorenzo (an Italian restaurant), Feast Buffet (featuring seven different food stations) and Texas Star Oyster Bar, which has 110 seats. In addition to the Texas Station-themed restaurants, guests may also enjoy the unique features of several bars and lounges including Martini Ranch, Whiskey Bar, Garage Bar, A Bar and South Padre Honky Tonk. Texas Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

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

        Sunset Station's seven full-service restaurants have a total of approximately 2,100 seats featuring "live-action" cooking and simulated patio dining. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the 24-hour Coco's (featuring American fare), Sonoma Cellar Steakhouse, Capri Italian Ristorante, Guadalajara Bar & Grille (a Mexican restaurant), Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Hooter's and a 65-seat Oyster Bar. Guests may also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass. Sunset Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Santa Fe Station

        In October 2000, we purchased Santa Fe Station which is strategically located at the intersection of Highway 95 and Rancho Drive, approximately five miles northwest of Texas Station. Santa Fe Station features non-gaming amenities including three full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, seven additional bars, a 60-lane bowling center, a 16-screen movie theater complex, a Kid's Quest child care facility and over 14,000 square feet of meeting and banquet facilities.

        Santa Fe Station's three full-service restaurants have a total of approximately 1,000 seats, which include The Charcoal Room (a steakhouse), Cabo Mexican Restaurant, and the Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Guests may also enjoy 4949 Lounge, a centerpiece of the casino. Santa Fe Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

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

        Red Rock's eight full-service restaurants have a total of approximately 1,600 seats and include Hachi (a contemporary Japanese restaurant), T-bones Chophouse, Terra Rossa (an Italian restaurant), Cabo Mexican Restaurant, the Grand Café, Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Sand Bar and LBS: A Burger Joint (a gourmet burger restaurant). Red Rock also offers a variety of fast-food outlets to enhance the customers' dining selection.

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

  Fiesta Rancho

        Fiesta Rancho was purchased in January 2001 and is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas across from Texas Station. Fiesta Rancho features a Southwestern theme with non-gaming amenities including three full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 600-seat entertainment lounge, a regulation-size ice skating rink and three additional bars.

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

Other Properties

  Wild Wild West

        Wild Wild West, which we acquired in July 1998, is strategically located on Tropicana Avenue and immediately adjacent to Interstate 15. Wild Wild West's non-gaming amenities include a full-service restaurant, a bar, a gift shop and a truck plaza. In December 2009, the Wild Wild West was rebranded as Days Inn—Las Vegas under a franchise agreement with Days Inn Worldwide.

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

  Native American Development

  The Federated Indians of Graton Rancheria

        We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing their project and, upon opening we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the opening of the facility and we will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the year ended December 31, 2008. Over the period of May 2007 through June 2008, we purchased an additional 11 acres of land adjacent to the 23 acres, bringing the total land held for development to 34 acres. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (the "NIGC"). Prior to obtaining third-party financing, we will contribute significant financial support to the project. Through December 31, 2009, we have advanced approximately $144.5 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through December 31, 2009, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On September 10, 2008, the U.S. Attorney representing the DOI exercised her right to have the case reassigned from a magistrate to an Article III judge, and the FIGR subsequently intervened in the lawsuit. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the compliant for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The Company believes that the allegations contained in the Complaint are without merit. The DOI and the FIGR filed motions to dismiss the amended complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the "Appeal") in the United States Court of Appeals for the Ninth Circuit Appeals, and the DOI agreed to voluntary stay the taking of the site into trust pending resolution of the appeal. The plaintiffs, including several who are now represented separately by a second attorney, filed their opening briefs on October 26, 2009. On November 4, 2009, DOI filed an unopposed motion to expedite the oral argument. DOI and FIGR then filed their answering briefs on November 25, 2009. The plaintiffs responded by filing reply briefs on December 28, 2009. The court clerk initially rejected the motion to expedite oral argument, but following FIGR's motion for reconsideration, the court has scheduled oral argument for April 15, 2010. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

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

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2009, payments totaling $6.0 million had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the Third Amended and Restated Management Agreement, subject to certain contingencies. Under the terms of the Third Amended and Restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Through December 31, 2009, we have advanced approximately $53.6 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The Third Amended and Restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

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

        On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle the MGO Plaintiffs to any relief on the four issues raised in the MGO Complaint, and granted the parties' motion to dismiss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the MGO Plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the MGO Plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions had been reviewed on appeal. On May 21, 2007, the MGO Plaintiffs filed their appellate brief in the United States Court of Appeal for the District of Columbia (the "Court of Appeals") appealing the District Court's decision. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the MGO Plaintiffs filed their reply brief. Oral arguments were heard on October 19, 2007. On April 29, 2008, the Court of Appeals affirmed the District Court's dismissal of the lawsuit filed by the MGO Plaintiffs.

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

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the Determination. On October 7, 2008, the DOI filed a motion to dismiss. On October 17, 2008, the plaintiff filed a motion to stop the DOI from taking land into trust for Gun Lake, which was denied by the District Court on January 26, 2009. The District Court filed an order that gave the plaintiff 21 days to submit a memorandum addressing whether the District Court still has jurisdiction in this case in light of the DOI accepting the land in trust for the benefit of Gun Lake. The DOI and Gun Lake filed their memoranda addressing this issue on April 6, 2009. On August 19, 2009, the DOI's motion to dismiss and motion for judgment on the pleadings was granted and the plaintiff's motions for preliminary injunctive relief were denied. On September 15, 2009, plaintiff filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit. On November 6, 2009, Gun Lake filed a Motion to Dismiss the appeal in part. The Motion has been referred to the panel of judges to whom the case will be assigned for decision. On January 8, 2010, the Court ordered the Court Clerk to enter a briefing schedule. To date, no briefing schedule has been issued. The Company believes that the appeal is without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact was subject to approval by the Michigan Legislature and, if approved, would regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. On August 8, 2007, the Michigan House of Representatives ratified the compact. On February 11, 2009, the Michigan Senate passed a resolution approving the compact. On February 19, 2009, the Michigan House of Representatives passed a similar resolution approving the Compact and the Compact was submitted to the Secretary of Interior for his approval. On April 22, 2009, the Compact became effective by publication in the Federal Register. Prior to obtaining third-party financing, we will contribute significant financial support to the project. Construction on the project began in September 2009.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Through December 31, 2009, we have advanced approximately $11.9 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through December 31, 2009, $50,000 of these payments had been made and were expensed as incurred. Although the Company continues to fund advances to MITCR, given the recent recession and thus the revised expected potential of the project, as of December 31, 2009 the Company has fully impaired the associated long-term asset. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On January 17, 2008, the Bureau of Indian Affairs (the "BIA") issued a Finding of No Significant Impact with respect to the proposed project. On May 8, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint sought judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. The Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. On April 13, 2009, the District Court granted the DOI and MITCR's motion to dismiss. On May 13, 2009, the Plaintiff filed an appeal in the U.S. Court of Appeals for the District of Columbia in Washington DC. The Plaintiff's brief was filed on September 14, 2009, and the MITCR and DOI's briefs were filed October 14, 2009. The Plaintiff's reply brief was filed October 28, 2009, and oral arguments were held on December 10, 2009. The

Company believes that the appeal is without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. Through December 31, 2009, we have advanced approximately $15.7 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through December 31, 2009, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

Employees

        As of January 31, 2010, we had approximately 11,689 employees in Nevada, which includes Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes. From time to time, certain of our employees are contacted by unions and we engage in discussions with such employees regarding establishment of collective bargaining agreements. While we are faced with such movements by employees from time to time, we do not believe that such movements will have any broad-based impact on our employees; however, there can be no assurances to that effect.

Financial Information

        Please refer to Item 6—Selected Financial Data and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations for information about our revenues, operating results and total assets and liabilities, and to Item 8—Financial Statements and Supplementary Data for our consolidated financial statements and accompanying footnotes.

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

ITEM 1A.    RISK FACTORS

        We are subject to a number of risks including our ability to successfully reorganize the Company in the Chapter 11 Case and general business and financial risk factors. Any or all of such factors below, could have a material adverse affect on our business, financial condition or results of operations.

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

The Chapter 11 Case may materially adversely affect our business, results of operations and prospects.

        Risk factors involving the Chapter 11 Case include, but are not limited to, the following:

  •
  There can be no assurance that the Joint Plan of Reorganization will be confirmed and consummated or, if it is not confirmed and consummated, that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Case that are acceptable to the Bankruptcy Court and the Company's creditors, equity holders and other parties in interest. Additionally, third parties may seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, to appoint a Chapter 11 Trustee, or to convert the cases to Chapter 7 cases.

  •
  The Chapter 11 Case may adversely affect our business prospects and/or our ability to operate during the reorganization.

  •
  The Chapter 11 Case and attendant difficulties of operating our properties while attempting to reorganize the business in bankruptcy may make it more difficult to maintain and promote our properties and attract customers to our properties.

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

The uncertainty regarding the eventual outcome of the Chapter 11 Case and the effect of other unknown adverse factors could threaten our existence as a going concern.

        Continuing on a going concern basis is dependent upon, among other things, confirming and consummating the Joint Plan of Reorganization or developing a plan of reorganization that is acceptable to our creditors and obtaining Bankruptcy Court approval of such a reorganization plan, maintaining our gaming licenses, maintaining the support of key vendors and customers and retaining key personnel, along with financial, business, and other factors, many of which our beyond our control. To date, we have not been successful in developing a plan of reorganization that is acceptable to our creditors.

        Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise in accordance with the Bankruptcy Code, prepetition liabilities and post-petition liabilities must be satisfied in full before certain creditors and our equity holders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or our shareholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Case to each of these constituencies or what types or amounts of distributions, if any, they would receive. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by certain of the Company's creditors and the Company's equity holders and notwithstanding the fact that such creditors and equityholders do not receive or retain any property on account of their claims under the plan of reorganization.

        The audited consolidated financial statements of Station Casinos, Inc. contained elsewhere in this Annual Report on Form 10-K have been prepared assuming that the Company will continue as a going concern. However, the report of our independent registered public accounting firm on the financial statements of Station Casinos, Inc. as of and for the year ended December 31, 2009 includes an explanatory paragraph describing the existence of substantial doubt about the ability of the Company to continue as a going concern. This report, as well as our uncertain ability to pay our debt service obligations, may adversely impact our ability to attract customers to our properties, attract and retain key executive employees and maintain and promote our properties, which could materially adversely affect our results of operations.

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

        Our high level of debt and the covenants contained in our senior secured credit facilities and any debt that may remain outstanding following the consummation of the Joint Plan of Reorganization or other restructuring could have important consequences, including:

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

        In addition to earnings and cash flows from operations, we rely on borrowed money to finance our business, which may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms. Developments in the financial markets, including the crisis in the banking system, a series of rating agency downgrades of subprime U.S. mortgage-related assets and significant provisions for loan losses recorded by major financial institutions have resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets and other adverse conditions for issuers in fixed income, credit and equity markets. The credit, financial and equity markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit. While the United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets. Therefore, we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness. We are unable to predict the likely duration or severity of the current disruption in the capital and credit markets, or its impact on the larger economy.

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

A decline in our economic performance has adversely affected our ability to service all of our indebtedness.

        Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. Our performance has been significantly impacted by general economic and financial conditions, which has affected our cash flows from operating activities and our ability to pay the principal, premium, if any, and interest on our indebtedness. As a result, we have elected not to make certain interest payments on our senior and senior subordinated notes prior to the filing of the Chapter 11 Case and initiated discussions with our lenders regarding a restructuring.

        In addition, a further deterioration in our economic performance may cause us to reduce or delay investments and capital expenditures, or to sell assets. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. In addition, any such transaction would require the approval of the Bankruptcy Court.

Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

        Consumer demand for casino hotel properties, such as ours, is sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, the current housing crisis and the credit crisis, the impact of high energy and food costs, the potential for continued bank failures, perceived or actual disposable consumer income and wealth, effects of the current recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and harming our operations. The current housing crisis and economic slowdown in the United States has resulted in a significant decline in the amount of tourism and spending in Las Vegas. This decline has adversely affected, and may continue to adversely affect our financial condition, results of operations and cash.

Factors affecting the economy may harm our operating results.

        Our properties draw a substantial number of customers from the Las Vegas valley, as well as certain geographic areas, including Southern California, Arizona and Utah. The economies of these areas have recently been negatively impacted due to a number of factors, including the credit crisis and a decrease in consumer confidence levels. The resulting severe economic downturn and adverse conditions in these local markets have negatively affected our operations, and may continue to negatively affect our operations in the future. Based on information from the Las Vegas Convention and Visitors Authority, gaming revenues in Las Vegas for the year ended December 31, 2009 have declined by 9.8% from the level in the comparable period of the prior year. During periods of economic contraction such as the current period, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. The current economic condition has adversely affected consumer spending at our gaming operations and related facilities and may continue to adversely affect our business.

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

        Our Nevada casino properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. In addition, our casino properties face competition from all smaller non-restricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area. As of December 31, 2009, there were approximately 1,415 restricted gaming locations with approximately 14,169 slot machines. We compete with other hotel/casinos and restricted gaming locations by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our casino properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Currently, there are approximately 37 major gaming properties located on or near the Las Vegas Strip, 16 located in the downtown area and several located in other areas of Las Vegas. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on the business of our casino properties.

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

        Native American gaming in California, as it currently exists, has had little, if any impact on our Nevada operations to date, although there are no assurances as to future impact. In total, the State of California has signed and ratified Tribal-State Compacts with 69 Native American tribes. Currently there are 58 Native American casinos in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games (including "21") on Native American lands. It is not certain if any expansion of Native American gaming in California will affect our Nevada operations given that visitors from California make up Nevada's largest visitor market. Moreover, it is uncertain how soon any expansion would affect our interests in Native American gaming in California. Increased competition from Native American gaming may result in a decline in our revenues and may have a material adverse effect on our business.

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

        The Nevada Act provides that persons who acquire beneficial ownership of more than 5% of the voting or non-voting securities of a Registered Corporation must report the acquisition to the Nevada Commission. The Nevada Act also requires that beneficial owners of more than 10% of the voting securities of a Registered Corporation must apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. An "institutional investor," as defined in the Nevada Commission's regulations, which acquires beneficial ownership of more than 10%, but not more than 25% of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 29% of our voting securities and maintain its waiver for a limited period of time. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our Board of Directors, any change in our corporate charter, bylaws, management policies or our operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the investigation.

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

        Changes in control of the Company through merger, consolidation, stock or asset acquisitions (including stock issuances in connection with restructuring transactions), management or consulting agreements, or any act or conduct by a person whereby such person obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission that they meet a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature meets every two years and when special sessions are called by the Governor. The Nevada Legislature is not currently in session and is next scheduled to meet in early 2011. An increase in the gaming tax could have an adverse effect on our results of operations.

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

        Boulder Station is situated on approximately 54 acres located on the east side of Las Vegas, Nevada. We own 27 acres and lease the remaining 27 acres from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, Chairman, Chief Executive Officer and President of Station and Lorenzo J. Fertitta, Vice Chairman of Station. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through May 2018. In June 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no event will the rent for any period be less than the immediately preceding period. In June 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in June 2013, to purchase the land at fair market value. Our leasehold interest in the property is subject to a lien to secure borrowings under the CMBS Loan Documents. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.

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

        We also have acquired or are under contract to acquire approximately 106 acres of land on which Wild Wild West is located and the surrounding area of which, approximately 77 acres have been acquired as of December 31, 2009. In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land on or before December 28, 2011 for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. We currently own or lease eight additional sites, which have been acquired for potential gaming projects, consisting of 253 acres in the Las Vegas valley, 172 acres in northern California and 200 acres in Reno, Nevada.

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

  Chapter 11 Case

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada under chapter 11 of title 11 of the United States Code. These chapter 11 cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52477. On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch Resort Spa Casino, filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code.

        On February 10, 2010, the Company's wholly owned subsidiary, GV Ranch Station, Inc. ("GV Ranch"), filed a Voluntary Petition for Chapter 11 Protection in the United States Bankruptcy Court,

District of Nevada, Case No. 10-50381-gwz. GV Ranch and its joint venture partner, GCR Gaming, LLC ("GCR"), each own a 50% equity interest in Green Valley Ranch Gaming, LLC, an entity that holds as its asset the Green Valley Ranch Resort and Casino, located in Henderson Nevada ("GVR"). GV Ranch manages GVR under an operating agreement executed between the GV Ranch, GCR, and Green Valley Ranch Gaming, LLC (the "Operating Agreement"). On February 18, 2010, GCR filed a motion in the Bankruptcy Court seeking (i) dismissal of the G.V. Ranch Chapter 11 case as a bad faith filing; or, in the alternative (ii) rejection of the Operating Agreement; or, in the alternative (iii) relief from the automatic stay to enforce its rights under the Operating Agreement. In its motion, GCR alleges that GV Ranch mismanaged the property by, among other things, diverting business from GVR to another Station-managed property. The motion, along with a motion for joint administration of the case with Station's bankruptcy cases in the same court, will be heard on April 19, 2010. The Company vigorously denies any and all of GCR's allegations.

ITEM 4.    RESERVED

        [RESERVED]

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        All of the outstanding common stock of Station Casinos, Inc. is privately held and there is no established public trading market for our common stock.

Holders

        As of January 31, 2010, there were two holders of record of our non-voting common stock and one holder of record of our voting common stock.

Dividends

        There were no dividends paid during the years ended December 31, 2009 and 2008, respectively.

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

Issuer Purchases of Equity Securities

        There were no purchases of our common stock made by or on behalf of us during the three months ended December 31, 2009.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below as of and for the years ended December 31, 2009 and 2008, the successor period from November 8, 2007 through December 31, 2007 (the "Successor Period") and the period then ended, the predecessor period from January 1, 2007 through November 7, 2007 (the "Predecessor Period"), and as of and for the fiscal years ended December 31, 2006 and 2005 have been derived from our consolidated financial statements which, except for 2006 and 2005, are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	Successor			Predecessor
	For the Year Ended December 31,		Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	For the Year Ended December 31,
	2009	2008			2006(a)	2005
	(in thousands)			(in thousands)
Operating Results:
Net revenues	$1,062,149	$1,298,151	$209,711	$1,237,284	$1,339,024	$1,108,833
Operating costs and expenses, excluding the following items (b):	965,006	1,095,535	460,703	939,091	978,445	768,763
Development (c)	6,261	3,398	375	3,089	9,036	8,747
Preopening (d)	5,753	10,198	1,170	5,859	29,461	6,560
Merger transaction costs (e)	—	—	—	156,500	2,526	—
Asset impairments (f)	1,276,861	3,343,247	—	16,631	—	—
Write-downs and other charges, net (g)	16,677	57,800	958	(1,346)	2,368	4,164
Management agreement/lease terminations (h)	4,130	4,825	—	3,825	1,053	14,654

Operating (loss) income	(1,212,539)	(3,216,852)	(253,495)	113,635	316,135	305,945
(Losses) earnings from joint ventures (i)	(127,643)	17,020	5,875	34,247	41,854	38,281

Operating (loss) income and earnings from joint ventures	(1,340,182)	(3,199,832)	(247,620)	147,882	357,989	344,226
Gain (loss) on early retirement of debt (j)	40,348	—	(20,311)	—	—	(1,278)
Change in fair value of derivative instruments	23,729	(23,057)	(30,686)	—	—	—
Interest expense, net	(317,393)	(426,956)	(66,019)	(220,873)	(178,537)	(86,721)

(Loss) income before income taxes and reorganization items	(1,593,498)	(3,649,845)	(364,636)	(72,991)	179,452	256,227
Reorganization items, net (k)	(375,888)	—	—	—	—	—

(Loss) income before income taxes	(1,969,386)	(3,649,845)	(364,636)	(72,991)	179,452	256,227
Income tax benefit (provision)	289,872	381,345	26,736	15,335	(69,240)	(94,341)

Net (loss) income	$(1,679,514)	$(3,268,500)	$(337,900)	$(57,656)	$110,212	$161,886

Balance Sheet Data:
Total assets	$4,276,832	$5,831,636	$8,988,666		$3,716,696	$2,929,043
Long-term debt (including current) (l)	5,922,058	5,782,153	5,171,149		3,468,828	1,944,328
Stockholders' (deficit) equity	(2,335,388)	(677,324)	2,571,062		(186,858)	630,814

(a)
On April 18, 2006, we opened Red Rock.

(b)
Upon consummation of the Merger, equity-based awards in FCP and Fertitta Partners were issued (see Note 16 to the Consolidated Financial Statements in this Annual Report on Form 10-K), which vest immediately or over five years, and as such, expense of approximately $287.7 million related to this issuance was recorded during the Successor Period.

(c)
Development expenses include costs to identify potential gaming opportunities and other development opportunities, which include payroll, travel and legal expenses. Also included in development expense are non-reimbursable milestone payments related to the Gun Lake project in Michigan of $4.0 million and $2.0 million for the years ended December 31, 2009 and 2004, respectively (see Note 13 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(d)
Preopening expenses for the years ended December 31, 2009, 2008, the Successor Period and the Predecessor Period related to projects under development. Preopening expenses for the years ended December 31, 2006, 2005 and 2004 include costs primarily related to the opening of Red Rock.

(e)
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

(f)
During the year ended December 31, 2009, we recorded approximately $1.28 billion in non-cash impairment charges to write-down certain portions of our goodwill, intangible assets, investments in joint ventures, land held for development and Native American project costs to their fair values during the fourth quarter of 2009. During the year ended December 31, 2008, we recorded approximately $3.40 billion in asset impairment charges, of which $3.34 billion related to non-cash impairment charges to write-down certain portions of our goodwill, intangible assets, investments in joint ventures and land held for development to their fair values during the fourth quarter of 2008. During the 2007 Predecessor Period, we recorded impairment charges of $16.6 million, including an $8.0 million write-down of goodwill at Wildfire Boulder and Gold Rush, and $8.6 million related to the write-down of the corporate office building in conjunction with its sale.

(g)
During the year ended December 31, 2009, we recorded approximately $16.7 million in write-downs and other charges, net, of which $2.4 million related to write-off of cancelled projects, $5.5 million related to losses on asset disposals, $3.0 million of severance expense, $5.3 million related to fully reserving a note receivable from an unconsolidated affiliate and $0.5 million related to the write-off of debt offering and restructuring fees. During the year ended December 31, 2008, we recorded $57.8 million in write-downs and other charges, net of which $44.6 million related to the write-off of cancelled projects, $4.5 million related to loss on asset disposals, $5.0 million related to severance expense and $3.7 million for cancelled debt offering fees (see Note 15 to the Consolidated Financial Statements in this Annual Report on Form 10-K). During the 2007 Predecessor Period, we recorded write-downs and other charges, net of $(1.3) million representing a $1.6 million gain on asset disposal, partially offset by a $0.2 million severance charge. During the Successor Period and the years ended December 31, 2006 and 2005, write-downs and other charges, net related to loss on asset disposals and severance expense.

(h)
During the year ended December 31, 2009, we recorded lease termination expense of $4.1 million related to the termination of an equipment lease and a lease for certain office space that was no longer being utilized. The remaining lease payments on the office space totaling approximately $1.0 million were accrued in accordance with the guidance for accounting for costs associated with exit or disposal activities. The accrual for the office space lease termination is included in liabilities subject to compromise at December 31, 2009 in the accompanying consolidated balance sheet in this Annual Report on Form 10-K. During the years ended December 31, 2008, 2006 and 2005, we recorded lease termination expense to terminate various leases primarily related to land adjacent to the current Wild Wild West property. In addition, in 2008 it was determined that certain office space that we leased would no longer be utilized. As such, the remaining lease payments were accrued in accordance with the guidance for accounting for costs associated with exit or disposal activities. During the Predecessor Period, we recorded management agreement/lease termination expense primarily due to the termination of the management agreement related to Cherry nightclub at Red Rock.

(i)
Our losses from joint ventures were impacted during the year ended December 31, 2009 primarily by our share of impairment losses on land held by the Rancho Road joint venture and by our share of asset impairment charges and operating losses from Aliante Station, which opened in November 2008. Our earnings from joint ventures were impacted during the year ended December 31, 2008 by increased preopening expenses incurred prior to the opening of Aliante Station.

(j)
During 2009, we recorded a gain on early retirement of debt of $40.3 million as a result of our repurchase of $40.0 million of our outstanding 6 7/8% Senior Subordinated Notes and $8.0 million of our outstanding 6 1/2% Senior Subordinated Notes. During the Successor Period, in conjunction with the Merger, we terminated our previous revolving credit facility resulting in a loss on early retirement of debt of $20.3 million, which included the write-off of unamortized loan costs as well as costs to terminate our then existing cash flow hedge interest rate swaps. During the year ended December 31, 2005, we redeemed the remaining $16.9 million of outstanding 8 3/8% Senior Notes due 2008 and $17.4 million of outstanding 9 7/8% Senior Subordinated Notes due 2010.

(k)
Reorganization items represent amounts incurred as a direct result of the Chapter 11 Case. Reorganization items for the year ended December 31, 2009 include $225.0 million related to the write-off of debt discount and prepaid debt issue costs, $80.8 million related to post-petition adjustments of swap liabilities to their fair values, and $70.1 million related to professional fees and other expenses.

(l)
Includes long term debt of $5.7 billion classified as liabilities subject to compromise.

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

Recent Events

        As a result of the continuing macroeconomic conditions, including the credit crisis and a decrease in consumer confidence levels, we have experienced a significant reduction in net revenues.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company commenced the Chapter 11 Case on July 28, 2009. The pending Chapter 11 Case raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments (except as described below) to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Chapter 11 Case

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada under chapter 11 of title 11 of the United States Code. These chapter 11 cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470. On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch Resort Spa Casino, filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code.

        On March 24, 2010, the Debtors filed a joint plan of reorganization under Chapter 11 of the Bankruptcy Code. As part of the Joint Plan of Reorganization, the mortgage lenders to FCP Propco, LLC, holding debt secured by Red Rock Casino Resort Spa, Palace Station, Boulder Station, and Sunset Station, will become the equity owners of a newly-formed company and will sell 46% of the equity in that new company to an affiliate of Fertitta Gaming LLC, a newly-formed entity owned by Frank Fertitta III and Lorenzo Fertitta, who will make a significant new investment to purchase their equity in the new company. The remaining equity will be owned primarily by the Propco Lenders and Colony Capital, who will also be making a new investment in the company. Fertitta Gaming, an entity owned by the Fertittas, will also manage the Propco Properties under a long-term management agreement The Joint Plan of Reorganization also calls for the Company to seek to conduct a sale process for the remaining assets of the Company, under the supervision of the Bankruptcy Court.

        The Joint Plan of Reorganization and the disclosure statement have not yet been approved by the Bankruptcy Court and are subject to further negotiations with creditors of the Company and its subsidiaries. As a result, the Joint Plan of Reorganization and the disclosure statement may be materially modified before approval. In addition to customary Chapter 11 proceedings, the completion of the transaction is subject to Hart-Scott-Rodino and other antitrust reviews and customary closing conditions.

        This report not intended to be, and should not in any way be construed as, a solicitation of votes on the Joint Plan of Reorganization. The Joint Plan of Reorganization and the related disclosure statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated March 24, 2010, which is publicly available at http://www.sec.gov. The Joint Plan of Reorganization and the disclosure statement may not be relied on for any purpose until a determination by the Bankruptcy Court is made that the proposed disclosure statement contains adequate information, as required by the U.S. Bankruptcy Code. Following Bankruptcy Court approval of the disclosure statement and related voting solicitation procedures, the Company will solicit acceptances of the plan and seek its confirmation by the Bankruptcy Court. There can be no assurance that such plan acceptances or confirmation will be obtained.

        The Company's direct and indirect subsidiaries that operate its hotel and casino properties have not filed for bankruptcy relief and continue to operate their businesses in the ordinary course. In connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a forbearance agreement with the lenders holding a majority of the commitments under its senior secured credit facility (the "Credit Agreement") pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement. The Forbearance Agreement expired on January 31, 2010.

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

        The Merger resulted in a greater than 50% control of the Company and was a "business combination" for accounting purposes, requiring FCP, Fertitta Partners, FCP VoteCo and their respective owners (the "Investors"), pursuant to the accounting guidance for business combinations, to record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result of the Securities and Exchange Commission's rules and guidance regarding "push-down" accounting, the Investors' new accounting basis in our assets and liabilities is reflected in our consolidated financial statements to the extent that the Investors paid cash for the non-voting common stock of the Company as of the consummation of the Merger. Management has deemed it impracticable to determine the individual investors' carryover basis in the shares and has accordingly computed the carryover basis based on the pro rata portion of book value of Station prior to the Merger. The accompanying results of operations and cash flows for 2007 are presented for two periods: January 1, 2007 through November 7, 2007 (the "Predecessor Period") and November 8, 2007 through December 31, 2007 (the "Successor Period"). The Predecessor Period and the year ended December 31, 2006 reflect the historical accounting basis in our assets and liabilities, while the Successor Period and the year ended December 31, 2008 reflect the push down of the Investors' new basis to our consolidated financial statements.

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

        The following table highlights the results of our operations (dollars in thousands):

	Successor					Predecessor	2007 Combined (a)
	Year ended December 31, 2009	Percent change	Year ended December 31, 2008	Percent change	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year ended December 31, 2007
Net revenues—total	$1,062,149	(18.2)%	$1,298,151	(10.3)%	$209,711	$1,237,284	$1,446,995
Major Las Vegas Operations (b)	970,521	(17.5)%	1,176,394	(10.2)%	192,489	1,117,190	1,309,679
Management fees (c)	52,447	(27.6)%	72,405	(17.5)%	9,708	78,077	87,785
Other Operations and Corporate (d)	39,181	(20.6)%	49,352	(0.4)%	7,514	42,017	49,531
Operating (loss) income—total	$(1,212,539)	62.3%	$(3,216,852)	(2,200.1)%	$(253,495)	$113,635	$(139,860)
Major Las Vegas Operations (b)	(216,002)	88.0%	(1,799,158)	(772.6)%	3,068	264,413	267,481
Management fees (c)	52,447	(27.6)%	72,405	(17.5)%	9,708	78,077	87,785
Other Operations and Corporate (d)	(1,048,984)	29.6%	(1,490,099)	(201.0)%	(266,271)	(228,855)	(495,126)
Cash flows provided by (used in):
Operating activities	$(126,677)	(347.3)%	$51,222	(82.8)%	$19,494	$278,112	$297,606
Investing activities	(130,280)	50.7%	(264,249)	94.6%	(4,324,770)	(535,057)	(4,859,827)
Financing activities	(15,914)	(102.8)%	574,699	(87.3)%	4,302,933	238,782	4,541,715

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

  Net Revenues

        Consolidated net revenues for the year ended December 31, 2009 decreased 18.2% to $1.06 billion as compared to $1.30 billion in 2008. The decrease in net revenues was due primarily to a continuing overall decrease in gaming revenues across all properties as a result of weakening Las Vegas and U.S. economies. Declining real estate values, the credit crisis, increased unemployment and a decrease in consumer confidence levels have all precipitated an economic slowdown which has negatively impacted our operations during 2009 and 2008. Similarly, combined net revenues from our Major Las Vegas Operations decreased 17.5% to $970.5 million for the year ended December 31, 2009 as compared to $1.18 billion for the year ended December 31, 2008.

        Consolidated net revenues for the year ended December 31, 2008 decreased 10.3% to $1.30 billion as compared to $1.45 billion for Combined 2007, and combined net revenues from our Major Las Vegas Operations decreased 10.2% to $1.18 billion for the year ended December 31, 2008 as compared to $1.31 billion for 2007 Combined.

        The year over year revenue declines for the years ended December 31, 2009 and 2008, respectively, were due to the general economic downturn discussed above.

  Operating Income/Operating Margin

        Our consolidated operating loss of $1.21 billion for the year ended December 31, 2009 decreased significantly as compared to a consolidated operating loss of $3.22 billion for the year ended December 31, 2008. The decrease is primarily the result of a decrease in operating costs and expenses in 2009 compared to 2008, most notably a $2.11 billion decrease in impairment charges and other write-downs, partially offset by the 2009 decline in net revenues discussed above. The 2008 impairment charges are discussed below.

        Consolidated operating income for the year ended December 31, 2008 was impacted significantly by asset impairments and write-downs and other charges, net of $3.41 billion which included the impairment of goodwill, intangible assets, investments in joint ventures and land held for development, charges related to abandoned projects and cancelled debt offering costs. Consolidated operating income for 2007 Combined was impacted by $156.5 million of merger transactions costs, $288.1 million of share-based compensation expense related to equity-based awards granted upon consummation of the Merger and $20.1 million in impairments and write-downs and other charges, net which included a $16.6 million impairment loss. Excluding these charges ($3.40 billion in 2008 and $459.7 million in 2007 Combined), consolidated operating income decreased 44.0% in the year ended December 31, 2008 as compared to 2007 Combined. This decrease in operating income is a result of 10.3% decline in consolidated net revenue discussed above, as well as an increase in depreciation and amortization expense of 34.4% related primarily to the intangible assets recorded in conjunction with the Merger.

        The following table highlights our various sources of revenues and expenses as compared to prior years (dollars in thousands):

	Successor					Predecessor	2007 Combined (a)
	Year Ended December 31, 2009	Percent change	Year Ended December 31, 2008	Percent change	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	Year ended December 31, 2007
Casino revenues	$764,639	(16.7)%	$918,120	(10.9)%	$151,867	$879,097	$1,030,964
Casino expenses	324,373	(10.2)%	361,255	(7.8)%	60,946	331,009	391,955
Margin	57.6%		60.7%				62.0%
Food and beverage revenues	$189,917	(17.0)%	$228,858	(7.9)%	$37,885	$210,698	$248,583
Food and beverage expenses	116,932	(23.6)%	153,018	(13.7)%	27,236	149,998	177,234
Margin	38.4%		33.1%				28.7%
Room revenues	$82,281	(22.2)%	$105,718	(6.0)%	$14,926	$97,514	$112,440
Room expenses	34,182	(14.6)%	40,029	6.3%	5,548	32,103	37,651
Margin	58.5%		62.1%				66.5%
Other revenues	$64,732	(12.2)%	$73,745	(4.7)%	$12,543	$64,800	$77,343
Other expenses	20,121	(27.6)%	27,774	(4.1)%	4,363	24,586	28,949
Selling, general and administrative expenses	$229,200	(8.5)%	$250,614	(1.6)%	$37,363	$217,356	$254,719
Percent of net revenues	21.6%		19.3%				17.6%
Corporate expense	$33,018	(8.4)%	$36,029	(89.4)%	$292,955	$47,541	$340,496
Percent of net revenues	3.1%		2.8%				23.5%
(Losses) earnings from joint ventures	$(127,643)	(850.0)%	$17,020	(57.6)%	$5,875	$34,247	$40,122

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

        Casino.    Casino revenues decreased 16.7% to $764.6 million for the year ended December 31, 2009 as compared to $918.1 million for 2008 primarily due to the general economic slowdown discussed above. As a result of the economic slowdown, customer visits to our properties and customer spend per visit decreased during the year ended December 31, 2009 as compared to 2008. Casino expenses decreased 10.2% to $324.4 million for the year ended December 31, 2009 as compared to $361.3 million for 2008. The decrease in casino expenses is due to a decrease in gaming taxes as a result of lower gaming revenues, a decrease in costs related to complimentaries and reduced payroll expense as a result of decreased staffing company-wide.

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

        Food and Beverage.    Food and beverage revenues decreased 17.0% for the year ended December 31, 2009 as compared to 2008 due to the conversion of owned outlets to leased outlets as well as reduced hours of operation at various owned food outlets due to the general economic slowdown discussed above. Food covers decreased 20.3% for the year ended December 31, 2009 compared to 2008 as a result of these same factors. Food and beverage expenses decreased 23.6% for the year ended December 31, 2009 as compared to 2008 due to the decrease in covers, an overall decrease in our food and beverage costs as a result of efficiency efforts and reduced payroll expenses due to reduced staffing and reduced hours of operation. The food and beverage margin for the year ended December 31, 2009 increased 5.3% as compared to 2008, primarily due to the efficiency efforts that have decreased our food and beverage costs. Average guest check for the year ended December 31, 2009 increased by approximately 3.2% as compared to 2008 due primarily to the closure of lower priced restaurants and an increase in selected menu prices.

        Food and beverage revenues decreased 7.9% for the year ended December 31, 2008 as compared to 2007 Combined due to several restaurant closures during the year as well as reduced hours of operation at various food outlets due to the general economic slowdown discussed above. Food covers decreased 14.6% for the year ended December 31, 2008 compared to 2007 Combined as a result of these same factors. Food and beverage expenses decreased 13.7% for the year ended December 31, 2008 as compared to 2007 Combined due to the decrease in covers, the conversion of certain owned outlets to leased outlets, an overall decrease in our food and beverage costs as a result of efficiency efforts and reduced payroll expenses due to reduced staffing and reduced hours of operation. The food and beverage margin for the year ended December 31, 2008 increased 4.4 percentage points as compared to 2007 Combined, primarily due to the efficiency efforts that have decreased our food and beverage costs. Average guest check for the year ended December 31, 2008 increased by approximately 4.8% as compared to 2007 Combined due primarily to an increase in selected menu prices and the addition of an Asian-themed full service restaurant at Red Rock in July 2007.

        Room.    Room revenues decreased 22.2% for the year ended December 31, 2009 as compared to 2008, and room occupancy decreased to 83% for the year ended December 31, 2009 as compared to 88% for 2008 due to the general economic slowdown discussed above. The average daily room rate decreased to $67 for the year ended December 31, 2009 from $85 for 2008 due to an overall decrease across all properties as a result of the general economic slowdown. Room expenses decreased 14.6% for the year ended December 31, 2009 as compared to 2008 due mainly to decreased occupancy levels. As a result of the decreased room revenues, partially offset by the improvement in room expenses, room operating margin decreased by 3.6% for the year ended December 31, 2009 as compared to 2008.

        Room revenues decreased 6.0% for the year ended December 31, 2008 as compared to 2007 Combined. Room occupancy decreased to 88% for the year ended December 31, 2008 as compared to 90% for 2007 Combined due to the general economic slowdown discussed above. The average daily room rate decreased to $85 for the year ended December 31, 2008 from $93 for 2007 Combined due to an overall decrease across all properties as a result of the general economic slowdown and increased wholesale room sales which yield lower average room rates. Room expenses increased 6.3% for the year ended December 31, 2008 as compared to 2007 Combined due to an increase in expenses related to our focus on brand and revenue management. Accordingly, room operating margin decreased 4.4% for the year ended December 31, 2008 as compared to 2007 Combined.

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues decreased 12.2% for the year ended December 31, 2009 as compared to 2008 due to decreased spending in these areas as a result of the general economic slowdown discussed above. The economic slowdown also resulted in a decrease in other revenues of 4.7% for the year ended December 31, 2008 as compared to 2007 Combined.

        Management Fees.    We manage Thunder Valley on behalf of the United Auburn Indian Community (the "UAIC") and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. For the year ended December 31, 2009, management fees decreased to $52.4 million from $72.4 million for 2008 as a result of an overall decrease in revenues at our managed properties due to the general economic slowdown discussed above. For the year ended December 31, 2008, management fees decreased to $72.4 million from $87.8 million for 2007 Combined as a result of an overall decrease in revenues at our managed properties due to the general economic slowdown discussed above as well as our portion of expenses at Thunder Valley related to California Compact Referendum laws of approximately $1.6 million during 2008. The Thunder Valley management agreement will expire in June 2010.

        Selling, General and Administrative ("SG&A").    SG&A expenses decreased 8.5% for the year ended December 31, 2009 as compared to 2008 due to our cost savings initiatives which reduced payroll expense and health benefit costs company-wide. In addition, SG&A expenses were lower in 2009 as a result of efficiency efforts which resulted in reductions in advertising, security expense, and maintenance expense of $7.8 million, $1.1 million and $3.4 million, respectively, compared to 2008 levels. SG&A as a percentage of net revenues increased to 21.6% for the year ended December 31, 2009 compared to 19.3% in 2008 due to lower net revenues. SG&A expenses decreased 1.6% for the year ended December 31, 2008 as compared to 2007 Combined due to a reduction of $3.0 million in advertising expense and a reduction in utilities expense of $2.0 million as a result of energy efficiency efforts which was partially offset by approximately $2.0 million in severance expense. SG&A as a percentage of net revenues increased to 19.3% for the year ended December 31, 2008 compared to 17.6% in 2007 Combined due to lower net revenues.

        Corporate Expense.    Corporate expense decreased to $33.0 million for the year ended December 31, 2009 as compared to $36.0 for the year ended December 31, 2008. The decrease was primarily related to reduced payroll expense and health benefit costs resulting from cost savings initiatives. Corporate expense decreased to approximately $36.0 million for the year ended December 31, 2008 as compared to $340.5 million for 2007 Combined due primarily to a reduction in share-based compensation expense of $292.5 million of which $287.1 million related to the equity-based awards granted upon the consummation of the Merger that was recorded in 2007 Combined, as a well as a decrease in payroll expense due to employee reductions.

        Development Expense.    Development expense includes costs to identify potential gaming opportunities and other development opportunities, which include payroll, travel and legal expenses. Development expenses for the years ended December 31, 2009 and 2008, and 2007 Combined, were $6.3 million, $3.4 million and $3.5 million, respectively. The increase in development expenses during the year ended December 31, 2009 compared to prior years was due primarily to the payment of a $4 million milestone payment in connection with the Gun Lake project.

        Depreciation and Amortization.    Depreciation and amortization decreased 8.7% to $207.2 million for the year ended December 31, 2009 compared to $226.8 million for the year ended December 31, 2008. This decrease was due primarily to reductions in amortization expense of approximately $20.8 million related to lower definite-lived intangible asset balances resulting from the impairment of our customer relationship intangibles in the fourth quarter of 2008, as well as definite-lived assets that became fully amortized during late 2008, partially offset by a slight increase in depreciation expense as a result of additions to property and equipment.

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

        Preopening Expense.    We incurred preopening expenses of approximately $5.8 million, $10.2 million and $7.0 million million during the years ended December 31, 2009 and 2008, and 2007 Combined, respectively, and relate primarily to projects under development.

        Asset Impairments.    For the year ended December 31, 2009, we recorded asset impairments totaling $1.28 billion, primarily as a result of the ongoing recession which has resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to the current market conditions and higher discount rates resulting from turmoil in the credit markets. Asset impairment recognized during the year ended December 31, 2009 consisting of the following:

  •
  $181.8 million to write down to fair value the goodwill of certain of our reporting units.

  •
  $255.3 million to write down to fair value certain intangible assets that were recognized in the Merger.

  •
  $30.0 million to write down our investments in joint ventures to their fair values, due to decreases in estimated future cash flows from these investments.

  •
  $617.4 million related to our land held for development due to decreased real estate values in the markets in which we operate, changes in the anticipated use of certain land parcels, and the current economic condition of the Company and its ability to secure adequate financing for capital projects going forward.

  •
  $179.4 million related to the property and equipment of certain reporting units.

  •
  $13.0 million related to capitalized Native American project costs which may not be recoverable.

        In the year ended December 31, 2008, asset impairments were $3.34 billion and consisted of the following:

  •
  $2.59 billion and $327.3 million, respectively, to write down to their fair values certain portions of our goodwill and intangible assets that were recognized in the Merger. The impairment charges are the result of the ongoing recession which has resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to the current market conditions and higher discount rates resulting from turmoil in the credit markets.

  •
  $273.0 million to write down our investments in joint ventures to their fair values. The primary reason for the impairment charge is the ongoing recession which has caused us to decrease our estimates for projected cash flows from our investments in joint ventures.

  •
  $148.0 million related to our land held for development due to changes in the anticipated use of certain land parcels and the current economic condition of the Company and its ability to secure adequate financing for capital projects going forward.

        During 2007 Combined, we recognized asset impairments of $16.6 million consisting of the following:

  •
  $8.0 million in non-cash impairment charges related to the impairment of goodwill at Wildfire Boulder (formerly Magic Star) and Gold Rush.

  •
  $8.6 million related to the write-down of the corporate office building prior to the sale leaseback transaction.

        Write-downs and Other Charges, net.    For the year ended December 31, 2009, write-downs and other charges, net were $20.8 million and consisted of the following:

  •
  $2.4 million to write-off projects that were abandoned due to the general economic slowdown.

  •
  $5.5 million loss on disposal of assets, net, primarily related to the disposal of certain land held for development in Reno, Nevada.

  •
  $3.0 million in severance expense.

  •
  Charges totaling $4.1 million related to the early termination of an equipment lease and a lease for office space no longer being utilized.

  •
  $5.3 million to fully reserve a note receivable from an unconsolidated affiliate.

  •
  $0.5 million related to abandoned debt offering and restructuring efforts.

        In the year ended December 31, 2008, write-downs and other charges, net were $62.6 million and consisted of the following:

  •
  $44.6 million to write-off projects that were abandoned due to the general economic slowdown and options to purchase land that we allowed to lapse.

  •
  $4.5 million loss on disposal of assets, net, primarily related to the closure of several food venues.

  •
  $3.7 million to write-off of costs incurred to launch a private exchange offer in November 2008 that was subsequently terminated in December 2008.

  •
  $1.7 million to terminate various leases related to land adjacent to the current Wild Wild West property and $3.1 million related to an office space that we currently lease but no longer utilize. As such, the remaining lease payments were accrued in accordance with the guidance for accounting for costs associated with exit or disposal activities.

  •
  $5.0 million in severance expense.

        During 2007 Combined, write-downs and other charges, net were $3.4 million and consisted of the following:

  •
  $3.8 million in agreement/lease termination expense primarily due to the termination of the management agreement related to Cherry nightclub at Red Rock.

  •
  $0.4 million in severance expense.

  •
  $(0.8) million in gains on disposals of assets, net.

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

        (Losses) Earnings From Joint Ventures.    We own a 50% interest in various joint ventures, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. Our share of the earnings (losses) from these joint ventures was $(127.6) million, $17.0 million and $40.1 million for the years ended December 31, 2009, 2008, and 2007 Combined, respectively. The $144.6 million decrease in our earnings from joint ventures for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is due primarily to impairments of long-lived assets recorded by certain joint ventures totaling $124.9 million, as well as operating losses at Aliante Station, which opened in November 2008, and a decrease in operating results at Green Valley Ranch due to the general economic slowdown discussed above. The decrease of $23.1 million in our earnings from joint ventures for the year ended December 31, 2008 as compared to 2007 Combined is due to a decrease in operating results at Green Valley Ranch due to the general economic slowdown discussed above, an increase in preopening expenses at Aliante Station which opened in November 2008, and additional depreciation and amortization expense related to purchase price allocations to our investments in joint ventures made in conjunction with the Merger.

        Interest Expense.    Interest expense, net of capitalized interest, decreased 27.1% to $276.6 million for the year ended December 31, 2009 as compared to $379.3 million for the year ended December 31, 2008. Gross interest expense decreased 27.4% to $295.8 million for the year ended December 31, 2009 as compared to $407.5 million for the year ended December 31, 2008. A majority of the decrease is due to the accounting treatment under the guidance for financial reporting by entities in reorganization under the bankruptcy code whereby interest expense is recognized only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim. As a result of the Chapter 11 Case, we stopped accruing interest for the senior notes, the senior subordinated notes and the mezzanine financings. Had we recognized the additional contractual interest expense, interest expense for the year ended December 31, 2009 would have been $127.1 million higher than what was recorded. Capitalized interest for the year ended December 31, 2009 was $16.0 million compared to $27.1 million for the year ended December 31, 2008. The higher capitalized interest in the prior period was primarily due to interest being capitalized on our equity contributions to Aliante Station during the construction of the project.

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

        Interest and Other Expense from Joint Ventures.    For the years ended December 31, 2009 and 2008, and 2007 Combined, we recorded $40.8 million, $47.6 million and $28.2 million, respectively, in interest and other expense related to our unconsolidated joint ventures. The $6.8 million decrease in interest and other expense from joint ventures for the year ended December 31, 2009 compared to the year ended December 31, 2008 relates primarily to decreased expense related to changes in the fair values of the interest rate swaps of the joint ventures, partially offset by increased interest at Aliante Station as a result of interest being capitalized during 2008 related the development of the property. The increase in interest and other expense from joint ventures for the year ended December 31, 2008 as compared to 2007 Combined is due to the additional interest expense incurred related to the $430 million credit facility at Aliante Station entered into in October 2007 and $12.3 million in expense related to the change in fair value of interest rate swaps at both Green Valley Ranch and Aliante Station that are not designated as hedges for accounting purposes.

        Change in Fair Value of Derivative Instruments.    During the year ended December 31, 2009, we recorded gains of $23.7 million related primarily to the change in fair value of our derivative instruments not designated as hedges for accounting purposes during the period prior to the Chapter 11 petition date. As a result of the Chapter 11 Case, certain interest rate swaps were classified as liabilities subject to compromise in accordance with the accounting guidance for financial reporting by entities in reorganization under the bankruptcy code. As a result of this reclassification, post-petition changes in expected amount of the allowed claims for these interest rate swaps is recognized in the reorganization items line on our consolidated statement of operations. The post-petition change in fair value of derivative instruments included in reorganization items is an expense of $80.8 million, primarily as a result of the reversal of pre-petition nonperformance adjustments that were previously included in the carrying values of these swaps. During the year ended December 31, 2008 and 2007 Combined, we recorded losses of $23.1 million and $30.7 million, respectively, related primarily to the change in fair value of our derivative instruments not designated as hedges for accounting purposes. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period.

        Gain (Loss) on Early Retirement of Debt.    In January 2009, a wholly-owned subsidiary of the Company purchased $40.0 million in aggregate principal amount of our outstanding $700 million 6 7/8% Senior Subordinated Notes and $8.0 million in aggregate principal amount of our outstanding $450 million 6 1/2% Senior Subordinated Notes for approximately $1.5 million plus approximately $1.4 million in accrued interest. As a result, we recorded a gain on early retirement of debt of approximately $40.3 million during the year ended December 31, 2009, representing the difference between the reacquisition price and the net carrying amount of the extinguished debt based on the face amount of the associated debt adjusted for the related unamortized discount and debt issuance costs.

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

  Overview and Effect of Recent Developments

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada under chapter 11 of title 11 of the United States Code. These chapter 11 cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470. On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch Resort Spa Casino, filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code.

        On March 24, 2010, the Debtors filed a joint plan of reorganization under Chapter 11 of the Bankruptcy Code. As part of the Joint Plan of Reorganization, the mortgage lenders to FCP Propco, LLC, holding debt secured by Red Rock Casino Resort Spa, Palace Station, Boulder Station, and Sunset Station, will become the equity owners of a newly-formed company and will sell 46% of the equity in that new company to an affiliate of Fertitta Gaming LLC, a newly-formed entity owned by Frank Fertitta III and Lorenzo Fertitta, who will make a significant new investment to purchase their equity in the new company. The remaining equity will be owned primarily by the Propco Lenders and Colony Capital, who will also be making a new investment in the company. Fertitta Gaming, an entity owned by the Fertittas, will also manage the Propco Properties under a long-term management agreement The Joint Plan of Reorganization also calls for the Company to seek to conduct a sale process for the remaining assets of the Company, under the supervision of the Bankruptcy Court.

        The Joint Plan of Reorganization and the disclosure statement have not yet been approved by the Bankruptcy Court and are subject to further negotiations with creditors of the Company and its subsidiaries. As a result, the Joint Plan of Reorganization and the disclosure statement may be materially modified before approval. In addition to customary Chapter 11 proceedings, the completion of the transaction is subject to Hart-Scott-Rodino and other antitrust reviews and customary closing conditions.

        This report not intended to be, and should not in any way be construed as, a solicitation of votes on the Joint Plan of Reorganization. The Joint Plan of Reorganization and the related disclosure statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated March 24, 2010, which is publicly available at http://www.sec.gov. The Joint Plan of Reorganization and the disclosure statement may not be relied on for any purpose until a determination by the Bankruptcy Court is made that the proposed disclosure statement contains adequate information, as required by the U.S. Bankruptcy Code. Following Bankruptcy Court approval of the disclosure statement and related voting solicitation procedures, the Company will solicit acceptances of the plan and seek its confirmation by the Bankruptcy Court. There can be no assurance that such plan acceptances or confirmation will be obtained.

        The Company's direct and indirect subsidiaries that operate its hotel and casino properties have not filed for bankruptcy relief and continue to operate their businesses in the ordinary course. In connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a forbearance agreement with the lenders holding a majority of the commitments under its senior secured credit facility (the "Credit Agreement") pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement. The Forbearance Agreement expired on January 31, 2010.

        The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

  Year Ended December 31, 2009

        During the year ended December 31, 2009, cash flows used in operating activities were approximately $126.7 million, as compared to cash flows provided by operating activities of $51.2 million for the year ended December 31, 2008, reflecting a year over year decrease in cash flows from operations of $177.9 million. This decrease resulted primarily from a $152.5 million increase in our operating loss, net of noncash items and reorganization costs, an increase in restricted cash of $145.4 million, and cash used for reorganization items of $59.8, partially offset by a decrease of $190.8 million in cash paid for interest. The weakening Las Vegas and U.S. economies, the decline in real estate values, the credit crisis, increased unemployment and a decrease in consumer confidence levels adversely affected our net revenues and operating margin, and these trends are expected to continue to affect our net revenue levels in 2010. In addition, our estimated future cash flows have been impacted by these same factors, resulting in the significant asset impairment charges recorded in the years ended December 31, 2009 and 2008. The increase in our restricted cash requirements for the year ended December 31, 2009 is due primarily to additional collateral required for our treasury management function, restrictions placed on our cash by lenders of the CMBS Loans, and restrictions placed on our cash by the Bankruptcy Court. Cash used in investing activities during the year ended December 31, 2009 decreased by $134.0 million compared to 2008 primarily as a result of a $107.5 decrease in capital expenditures due to the economic slowdown, and a decrease in cash contributions to joint ventures of $33.4 million. Cash paid for interest during the year ended December 31, 2009 decreased by $190.8 million compared to the year ended December 31, 2008 primarily as a result of our election not to make the scheduled interest payments on our senior and senior subordinated notes and a portion of our CMBS loans in 2009 as described above.

        At December 31, 2009, we had no borrowing availability under our Revolver but had $25.3 million of availability under our DIP Credit Agreement. In addition, subsequent to December 31, 2009, the DIP Credit Agreement facility was increased to $185 million. At December 31, 2009 we have $185.2 million in cash and cash equivalents, of which approximately $81.5 million is in our casino cages to be used for the day-to-day operations of our properties and the remaining $103.7 million is to be used for general corporate purposes.

        During the year ended December 31, 2009, total capital expenditures were approximately $64.6 million for maintenance capital expenditures and various other projects. We classify items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures for the year ended December 31, 2009 were $107.5 million lower than the prior year capital expenditures of $172.1 million due to our reduced capital spending in 2009 in response to current market conditions.

        In addition to capital expenditures, during the year ended December 31, 2009, we paid approximately $19.3 million in advances for our Native American development projects (see "Future Development") and paid approximately $24.3 million in cash equity contributions to joint ventures. During the year ended December 31, 2008, advances for Native American development costs were $14.9 million and equity contributions to joint ventures were $46.9 million.

  Year Ended December 31, 2008

        During the year ended December 31, 2008, we generated cash flows from operating activities of approximately $51.2 million. Cash flows provided by operating activities decreased approximately $241.7 million during the year ended December 31, 2008 as compared to 2007 Combined. This decrease is the result of an $82.1 million decrease in distributions of earnings from joint ventures due to a one-time distribution from Green Valley Ranch in 2007 with no corresponding distribution in 2008, an $113.0 million increase in cash paid for interest in 2008 as compared to 2007 due to our increased debt obligations and a decrease in our operating income resulting from a $148.8 million decrease in our net revenues. We believe that our cash flows will continue to be affected by the interest payments on our debt. In addition, net revenues continue to be affected by the weakening Las Vegas and U.S. economies as a result of declining real estate values, declining consumer confidence, rising unemployment and increasing energy prices which continue to affect us in the first quarter of 2009 with net revenue declines that are in excess of fourth quarter levels.

        At December 31, 2008, we had total available borrowings of $650 million under our Revolver, which was reduced by borrowings of $628.2 million, various letters of credit totaling approximately $10.2 million and $11.6 million in draws requested but not funded, leaving zero availability as of December 31, 2008. We had $458.1 million in cash and cash equivalents as of December 31, 2008, of which $77.3 million was in our casino cages to be used for the day-to-day operations of our properties and the remaining $380.8 million was to be used for general corporate purposes.

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

  Year Ending December 31, 2010

        Our primary cash requirements for 2010 are expected to include (i) approximately $65 million to $85 million for maintenance and other capital expenditures, (ii) payments related to our existing and potential Native American projects and (iii) expenses related to the Chapter 11 Case. Our liquidity and capital resources for 2010 are expected to be significantly affected by the Chapter 11 Case and completion of a restructuring of our indebtedness. At this time it is not possible to predict with certainty the effect the Chapter 11 Case and a restructuring will have on our business or various creditors. Our future results depend upon our confirming and successfully implementing, on a timely basis, a restructuring of our indebtedness. Our operations and relationship with our customers, employees, regulators, vendors and agents may be adversely affected by the filing of the Chapter 11 Case. As a result of the filing of the Chapter 11 Case, we expect to incur, among other things, increased costs for professional fees and similar expenses. In addition, the filing may make it more difficult to retain and attract management and other key personnel and requires senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operations of our business.

        Our cash flow may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Although we believe that cash flows from operations and borrowings under our DIP Credit Agreement will be adequate to meet our financial and operating obligations in 2010, our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, the Station Casinos, Inc. entered into a $150 million unsecured, subordinated administrative priority DIP Credit Agreement among Station Casinos, Inc., as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company), as administrative agent and lender, and the lenders party thereto. During the first quarter of 2010, the DIP Credit Agreement was amended to increase the facility to $185 million. The DIP Credit Agreement, as amended, provides for a $185 million revolving credit facility that will be funded on a committed basis for so long as Vista Holdings, LLC has cash and cash equivalents on hand in an amount in excess of $100 million and on a discretionary basis thereafter. The proceeds of the loans incurred under the DIP

Credit Agreement will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to our subsidiaries during the pendency of the Chapter 11 Case. Advances under the DIP Credit Agreement will bear interest at a rate equal to 2.5% plus LIBOR. At December 31, 2009, advances under the DIP Credit Agreement totaled $124.7 million, and Vista Holdings, LLC had cash and cash equivalents on hand of $91.4 million.

        Station Casinos, Inc.'s obligations under the DIP Credit Agreement will be an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by Station Casinos, Inc. shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

        Station Casinos, Inc.'s obligations under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) the conversion of any of the Chapter 11 Case to a case under chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code.

        The DIP Credit Agreement, as amended, matures on the earlier of (i) August 10, 2010 (ii) ten business days after the effective date of a chapter 11 plan of reorganization is confirmed in the Chapter 11 Case by the Bankruptcy Court, and (iii) the date of acceleration, if any, of the advances under the DIP Credit Agreement following an event of default thereunder.

        Also, in connection with the filing of the Chapter 11 Case, on July 31, 2009, Station Casinos, Inc. entered into an Unsecured Revolving Loan Promissory Note in favor of Past Enterprises, Inc. (a non-debtor subsidiary of the Company) pursuant to which Past Enterprises provides to Station Casinos, Inc. an unlimited revolving credit facility (the "Past Revolving Loan") at an interest rate of 2.78% per annum, the proceeds of which will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries.

        The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At December 31, 2009, the outstanding balance due under the Past Revolving Loan totaled $68.5 million.

        Station Casinos, Inc.'s obligations under the Past Revolving Loan will be an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by Station Casinos, Inc. shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

  Off Balance Sheet Arrangements

        As of December 31, 2009, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, including interest rate swaps with a combined notional amount of $250 million (see "Description of Certain Indebtedness and Capital Stock—Derivative Instruments").

        The following table summarizes our contractual obligations and commitments (amounts in thousands):

	Contractual obligations
	Long-term debt (a)	Operating leases (b)	Other long-term obligations (c)	Total contractual cash obligations
Payments due by year
2010	$6,431,882	$9,491	$17,170	$6,458,543
2011	313,443	9,460	125	323,028
2012	247,943	9,461	100	257,504
2013	154,718	9,372	200	164,290
2014	117,560	9,354	—	126,914
Thereafter	334,411	430,532	—	764,943

Total	$7,599,957	$477,670	$17,595	$8,095,222

(a)
Includes interest related to interest rate swaps that have not been terminated which has been estimated based on the notional amount and net interest spread as of December 31, 2009. Interest related to the long-term debt of the Debtors, including the Term Loan, Revolver, CMBS Loans, Senior Notes and Senior Subordinated Notes and Land Loan is estimated based on the outstanding balance and interest rate as of July 27, 2009 immediately preceding the petition date of the Chapter 11 Case. Interest related to the Land Loan is estimated based on the outstanding balance and interest rate as of December 31, 2009. The total amount of termination payments due on swaps that were terminated early is included in 2010. See Notes 11 and 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to long-term debt and derivative instruments, respectively.

(b)
See Note 13 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)
Other long-term obligations are comprised of employment contracts, long-term stay-on agreements and slot conversion purchases.

        As further discussed in Note 21 to the Consolidated Financial Statements in this Annual Report on Form 10-K, on January 1, 2007 we adopted the provisions of the accounting guidance for uncertainty in income taxes. We had $10.3 million of unrecognized tax benefits as of December 31, 2009. Due to the inherent uncertainty of the underlying tax positions, it is not possible to assign the liability as of December 31, 2009 to any particular years in the table.

  Inflation

        We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows in the last three fiscal years.

Future Development

  Las Vegas Development

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. Through December 31, 2009, we have contributed an additional $43.7 million to fund the acquisition of additional property as well as design and development costs.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the year ended December 31, 2008. Over the period of May 2007 through June 2008, we purchased an additional 11 acres of land adjacent to the 23 acres, bringing the total land held for development to 34 acres. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (the "NIGC"). Prior to obtaining third-party financing, we will contribute significant financial support to the project. Through December 31, 2009, we have advanced approximately $144.5 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through December 31, 2009, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On September 10, 2008, the U.S. Attorney representing the DOI exercised her right to have the case reassigned from a magistrate to an Article III judge, and the FIGR subsequently intervened in the lawsuit. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the compliant for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The Company believes that the allegations contained in the Complaint are without merit. The DOI and the FIGR filed motions to dismiss the amended complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the "Appeal") in the United States Court of Appeals for the Ninth Circuit Appeals, and the DOI agreed to voluntary stay the taking of the site into trust pending resolution of the appeal. The plaintiffs, including several who are now represented separately by a second attorney, filed their opening briefs on October 26, 2009. On November 4, 2009, DOI filed an unopposed motion to expedite the oral argument. DOI and FIGR then filed their answering briefs on November 25, 2009. The plaintiffs responded by filing reply briefs on December 28, 2009. The court clerk initially rejected the motion to expedite oral argument, but following FIGR's motion for reconsideration, the court has scheduled oral argument for April 15, 2010. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

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

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2009, payments totaling $6.0 million had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the Third Amended and Restated Management Agreement, subject to certain contingencies. Under the terms of the Third Amended and Restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Through December 31, 2009, we have advanced approximately $53.6 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The Third Amended and Restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

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

        On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle the MGO Plaintiffs to any relief on the four issues raised in the MGO Complaint, and granted the parties' motion to dismiss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the MGO Plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the MGO Plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions had been reviewed on appeal. On May 21, 2007, the MGO Plaintiffs filed their appellate brief in the United States Court of Appeal for the District of Columbia (the "Court of Appeals") appealing the District Court's decision. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the MGO Plaintiffs filed their reply brief. Oral arguments were heard on October 19, 2007. On April 29, 2008, the Court of Appeals affirmed the District Court's dismissal of the lawsuit filed by the MGO Plaintiffs.

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

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the Determination. On October 7, 2008, the DOI filed a motion to dismiss. On October 17, 2008, the plaintiff filed a motion to stop the DOI from taking land into trust for Gun Lake, which was denied by the District Court on January 26, 2009. The District Court filed an order that gave the plaintiff 21 days to submit a memorandum addressing whether the District Court still has jurisdiction in this case in light of the DOI accepting the land in trust for the benefit of Gun Lake. The DOI and Gun Lake filed their memoranda addressing this issue on April 6, 2009. On August 19, 2009, the DOI's motion to dismiss and motion for judgment on the pleadings was granted and the plaintiff's motions for preliminary injunctive relief were denied. On September 15, 2009, plaintiff filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit. On November 6, 2009, Gun Lake filed a Motion to Dismiss the appeal in part. The Motion has been referred to the panel of judges to whom the case will be assigned for decision. On January 8, 2010, the Court ordered the Court Clerk to enter a briefing schedule. To date, no briefing schedule has been issued. The Company believes that the appeal is without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact was subject to approval by the Michigan Legislature and, if approved, would regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. On August 8, 2007, the Michigan House of Representatives ratified the compact. On February 11, 2009, the Michigan Senate passed a resolution approving the compact. On February 19, 2009, the Michigan House of Representatives passed a similar resolution approving the Compact and the Compact was submitted to the Secretary of Interior for his approval. On April 22, 2009, the Compact became effective by publication in the Federal Register. Prior to obtaining third-party financing, we will contribute significant financial support to the project. Construction on the project began in September 2009.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Through December 31, 2009, we have advanced approximately $11.9 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through December 31, 2009, $50,000 of these payments had been made and were expensed as incurred. Although the Company continues to fund advances to MITCR, given the recent recession and thus the revised expected potential of the project, as of December 31, 2009 the Company has fully impaired the associated long-term asset. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On January 17, 2008, the Bureau of Indian Affairs (the "BIA") issued a Finding of No Significant Impact with respect to the proposed project. On May 8, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint sought judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. The

Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. On April 13, 2009, the District Court granted the DOI and MITCR's motion to dismiss. On May 13, 2009, the Plaintiff filed an appeal in the U.S. Court of Appeals for the District of Columbia in Washington DC. The Plaintiff's brief was filed on September 14, 2009, and the MITCR and DOI's briefs were filed October 14, 2009. The Plaintiff's reply brief was filed October 28, 2009, and oral arguments were held on December 10, 2009. The Company believes that the appeal is without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. Through December 31, 2009, we have advanced approximately $15.7 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through December 31, 2009, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

        As of December 31, 2009, we had $305.6 million of land held for development that consists primarily of nine sites that are owned or leased, which includes 359 acres in the Las Vegas valley, 172 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 68 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 49 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        During the year ended December 31, 2009, as a result of the Chapter 11 Case and the continuing decline in general economic conditions, we reviewed our portfolio of land held for development for impairment. We tested our land held for development for recoverability by comparing the estimated undiscounted future cash flows for the land parcels to the carrying values, and for those parcels with a carrying value greater than the estimated undiscounted future cash flows, an impairment loss was calculated based on the excess of the carrying value over the fair value of the asset. We recorded a total impairment loss on land held for development of $617.4 million. We estimated the fair values used to calculate the impairment losses using traditional real estate valuation techniques, primarily the sales comparison approach.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land on or before December 28, 2011 for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at December 31, 2009 and 2008.

        During the three months ended December 31, 2008, it was determined that a triggering event, as described in the guidance for accounting for the impairment or disposal of long-lived assets, had occurred related to much of our land held for development due to changes in the anticipated use of certain land parcels and the current economic condition of the Company and its ability to secure adequate financing for capital projects going forward. As a result, we compared the estimated future cash flows for certain land parcels, on an undiscounted basis, to the carrying value. In certain instances, the carrying value was higher and as such, we recorded an impairment loss of $148.0 million to write down the book value of certain parcels of land to their fair values in accordance with the accounting guidance for impairment or disposal of long-lived assets. The fair values were estimated by management utilizing traditional real estate valuation techniques, primarily the sales comparison approach.

Regulation and Taxes

        We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and tribal gaming agency of the UAIC.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature meets every two years and when special sessions are called by the Governor. The Nevada Legislature is not currently in session and is next scheduled to meet in early 2011. An increase in the gaming tax could have an adverse effect on our results of operations.

        On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February

2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision. On July 16, 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Company is currently evaluating the impact of the Nevada Supreme Court's decision not to rehear the case. Accordingly, we have not recorded a receivable related to a refund for previously paid use tax on complimentary employee and patron meals in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision.

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

        The CMBS Loans are secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2010. Prior to the 2009 maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension. Interest on the CMBS Loans is equal to one-month LIBOR plus 5.3% per annum, which includes an additional 3.0% default rate. As a result of the Chapter 11 Case, interest due on the mezzanine financings is not being remitted to the mezzanine lenders. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with the authoritative guidance for accounting for derivative instruments and hedging activities, is fair valued at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower paid a fixed rate of approximately 5.3% and received one-month LIBOR, terminating in November 2012 (see Note 12—Derivative Instruments). This interest rate swap was early terminated during the three months ended December 31, 2009.

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of December 31, 2009, we were not in compliance with the lease coverage ratio. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. During year ended December 31, 2009, $78.7 million was deposited in the collateral account in relation to this block.

  Land Loan

        On February 7, 2008, CV Propco, LLC, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 5.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 3.5% per annum, which includes an additional 2% default rate, at the borrower's election. The borrower is required to hedge the interest rate such that LIBOR will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower paid a fixed LIBOR rate of 3.0% and 3.7%, respectively, and received one-month LIBOR. These interest rate swaps were early terminated in November 2009 (see Note12—Derivative Instruments).

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

        During the first quarter of 2009, the lenders under the land loan, based on appraisals, indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement, and thus an event of default had occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the land loan and related accrued interest due and payable and to foreclose on the underlying collateral of the borrower which at December 31, 2009 and 2008 included land with a book value of $133.2 million and $501.1 million, respectively. In December 2009, the balance of the interest reserve account of $8.2 million was liquidated, and $8.0 million was applied as a principal reduction to the loan with the remainder applied to the swap termination settlement amount. In addition, the borrower did not make the November 2009 payments or any subsequent payments due on account of interest or the interest rate swap agreements. There is no recourse to the Company for any portion of the land loan that is not satisfied by the borrower or the collateral. The Company is in discussions with the lenders regarding solutions to the event of default, however, the Company can provided no assurance that it will be able to reach a solution with the lenders. As a result of this uncertainty, the outstanding indebtedness related to the land loan and the market value of the associated interest rate swap have been classified as current in the accompanying consolidated balance sheets at December 31, 2009.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of December 31, 2009, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of December 31, 2009, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of December 31, 2009, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage, a maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio and a total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, we were not in compliance with the financial covenants in the Credit Agreement. In addition, the filing of the Chapter 11 Case constitutes an event of default under the terms of the Credit Agreement. Notwithstanding such events of default, in connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a Second Forbearance Agreement and Second Amendment to the Credit Agreement (the "Forbearance Agreement") with the lenders holding a majority of the commitments under its Credit Agreement pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement. The Forbearance Agreement terminated on January 31, 2010.

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

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of

20 years with four options to extend the lease, each option for an extension of five years. An event of default under the sale leaseback agreement for the corporate office building occurred on October 26, 2009 as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our consolidated balance sheets and depreciate it according to our policy. During the twelve months ended December 31, 2009 and 2008, we recorded interest expense related to this lease of approximately $5.3 million and $5.3 million, respectively. Future minimum lease payments related to this lease for the next five years are approximately $5.4 million, $5.5 million, $5.5 million, $5.6 million and $5.7 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

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

        At December 31, 2009, the estimated fair value of our long-term debt was approximately $2.9 billion, compared to the book value of $5.9 billion. The estimated fair value of our long-term debt at December 31, 2008 was approximately $3.9 billion, compared to the book value of approximately $5.8 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, for our debt securities that are publicly traded. For the Revolver, Term Loan, CMBS Loans and Land Loan, the fair value approximates the carrying amount of the debt due to short-term maturities of the individual components of the debt.

  Derivative Instruments

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. At December 31, 2009, we have a floating-to-fixed interest rate swap with a notional amount of $250 million, terminating in January 2011, which effectively converts a portion of our floating-rate debt to a fixed rate. This interest rate swap is not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap are recognized in earnings in the period of the change. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements. As of December 31, 2009, we paid a weighted-average fixed rate of approximately 3.0% and received one-month LIBOR which approximated 0.2% on this interest rate swap.

        During the three months ended December 31, 2009, we early terminated a floating-to-fixed interest rate swap with a notional amount of $1.36 billion. Prior to termination, this cash flow hedges effectively converted a portion of our floating-rate debt to a fixed rate. This interest rate swap was not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap were recognized in earnings in the period of the change.

        Also during the three months ended December 31, 2009, we early terminated two floating-to-fixed interest rate swaps with a combined notional amount of $250 million and it became probable that the original forecasted transactions would not occur. Prior to termination, these cash flow hedges effectively converted a portion of our floating-rate debt to a fixed rate. These interest rate swaps previously qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value being reported as a component of other comprehensive income (loss). The variable cash flow method was used to measure the ineffectiveness of the hedging relationship. Accordingly, the calculation of ineffectiveness involved a comparison of the present value of the cumulative change in the expected future cash flows of the variable portion of the interest rate swaps and the present value of the cumulative change in the expected future variable interest payments designated in the hedging relationship. During the first quarter of 2009, these interest rate swaps were de-designated as cash flow hedges for accounting purposes. As a result of the termination of these swaps, we reclassified $1.7 million in deferred losses, net of tax, from accumulated other comprehensive income into earnings.

        During the second quarter of 2009, two interest rate swaps of one of our 50% owned joint ventures with notional amounts of $297.8 million were terminated, and therefore it became probable that the original forecasted transactions would not occur. As a result, we reclassified $0.3 million in deferred losses, net of tax, from accumulated other comprehensive income into earnings. As of December 31, 2009, the remaining interest rate swaps of our 50% owned joint ventures have a total notional amount of $538.0 million. Subsequent to December 31, 2009, these remaining interest rate swaps were early terminated, and as a result, the remaining balance of $2.0 million of deferred losses, net of tax, will be reclassified from accumulated other comprehensive income into earnings during the first quarter of 2010.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps and interest rate cap resulted in an increase in interest expense of approximately $77.5 million, $35.1 million and $0.4 million for the years ended December 31, 2009 and 2008 and 2007 Combined, respectively. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase (decrease) in interest and other expense from joint ventures in our consolidated statements of operations, and totaled approximately $10.6 million. $17.3 million and $(0.7) million for the years ended December 31, 2009 and 2008 and the Successor Period, respectively.

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At December 31, 2009, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

        No cash dividends were paid during the years ended December 31, 2009 and 2008, respectively. During the Predecessor Period, we paid a quarterly cash dividend of $0.2875 per share to stockholders of record on February 26, 2007, May 21, 2007 and October 5, 2007. The total amount paid in dividends for 2007 was $49.1 million.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At December 31, 2009, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

        Under the Programs, customers are able to accumulate points over time that they may redeem at their discretion under the terms of the Programs. The estimated cost to provide points is expensed as the points are earned and is included in casino costs and expenses in our consolidated statements of operations. To arrive at the estimated cost associated with outstanding points under the Programs, various estimates and assumptions are made regarding incremental costs of the benefits, historical breakage/forfeiture rates and an estimate of the mix of goods and services we believe, based on past customer redemption patterns, will be redeemed. At December 31, 2009 and 2008, $6.1 million and $6.7 million, respectively, were accrued for the cost of anticipated Program redemptions.

  Self-Insurance Reserves

        We are currently self-insured up to certain stop loss amounts for workers' compensation and general liability costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not reported. At December 31, 2009 and 2008, we had total self-insurance accruals reflected in our consolidated balance sheets of $3.6 million and $3.7 million, respectively. Effective July 1, 2008, we were no longer self-insured for medical costs. In estimating these accruals, we evaluated historical loss experience and made judgments about the expected levels of costs per claim. We believe changes in medical costs, trends in claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points.

  Derivative Instruments

        From time to time we enter into derivative instruments, typically in the form of interest rate swaps, in order to manage interest rate risks associated with our current and future borrowings. We have adopted the accounting guidance for derivative instruments and hedging activities, as amended, to account for our interest rate swaps. The accounting guidance requires us to recognize our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of the derivative instrument agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Additionally, the difference between amounts received and paid under such agreements as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement.

        For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion is recorded in the consolidated statement of operations. Derivative instruments that are designated as a fair value hedge and qualify for the "shortcut" method under the relevant accounting guidance are allowed an assumption of no ineffectiveness. As such, there is no impact on the consolidated statement of operations from the changes in the fair value of the hedging instrument.

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

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with the authoritative guidance for accounting for the impairment or disposal of long-lived assets. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment loss is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. Our consolidated financial statements reflect all required adjustments as of December 31, 2009 and 2008.

  Goodwill and Other Intangible Assets

        In accordance with the accounting guidance for goodwill and other intangible assets, we annually test our goodwill and indefinite-lived intangible assets for impairment, and in certain situations we test for impairment between those annual dates. For the years ended December 31, 2009 and 2008, and the Predecessor period, we estimated the fair values of these assets and compared these fair values to the assets' carrying values. If the carrying value of the assets exceeds the fair value, then impairment is measured based on the difference between the calculated fair value and the carrying value.

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

        The customer relationship intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Increased competition within the gaming industry or a downturn in the economy could have an impact on our customer relationship intangible asset. Declines in the customer spending which would impact the expected future cash flows associated with our rated casino guests, declines in the number of visitations which could impact the expected attrition rate of our rated casino guests or an erosion of our operating margins associated with our rated casino guest could cause the carrying value of the customer relationship asset to exceed the fair value. In this event, an impairment based on the difference between the calculated fair value and the carrying value would be recognized.

        During the third quarter of 2009, we determined that the filing of the Chapter 11 Case constituted a triggering event indicating that an interim test for impairment of intangible assets was required. That testing was completed during the fourth quarter of 2009 and as a result, we recorded impairment losses of $12.6 million and $29.7 million related to our customer relationships and brands, respectively in impairment of intangible assets on the consolidated statement of operations during the fourth quarter of 2009. During our annual impairment testing of intangible assets for the year ended December 31, 2008, we recorded impairment losses of $228.2 million and $85.5 million related to our customer relationships and brands, respectively in impairment of intangible assets on the consolidated statement of operations. The impairment of our brands and customers relationships is the result of the ongoing recession which has resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to current market conditions and higher discount rates resulting from turmoil in the credit markets. In addition, we recorded impairment losses totaling $131.8 million in impairment of intangible assets on our consolidated statement of operations related to certain management contract intangible assets. The impairment of the management contract intangible assets resulted from decreases in the projected revenue streams from these contracts as a result of the general economic downturn previously discussed.

        Also as a result of the filing of the Chapter 11 Case, we performed interim impairment testing of our goodwill. That testing was completed during the fourth quarter of 2009, and resulted in the recognition of impairment losses totaling approximately $181.8 million related to the goodwill of certain operating subsidiaries. This impairment was recorded in impairment of goodwill on our consolidated statements of operations.

        In conjunction with our annual impairment testing for the year ended December 31, 2008, we determined that an impairment of the goodwill recorded in conjunction with the Merger of approximately $2.6 billion existed company-wide. This impairment was recorded in impairment of goodwill on our consolidated statements of operations. For the Predecessor Period, we determined that an impairment of goodwill at Wildfire Boulder and Gold Rush totaling approximately $8.0 million existed which we recorded in impairment of goodwill on our consolidated statements of operations. We determined that there was no impairment during the Successor Period.

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

  Income Taxes

        We are subject to income taxes in the U.S. and file a consolidated federal income tax return. We account for income taxes in accordance with the guidance for accounting for income taxes. That guidance requires the recognition of deferred tax assets, net of applicable reserves, related to net operating loss carry-forwards and certain temporary differences.

        Effective January 1, 2007, we adopted the authoritative accounting guidance for accounting for uncertainty in income taxes. The accounting guidance contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the authoritative guidance for accounting for income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

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

  Recently Issued Accounting Standards

        In January 2010, updated accounting guidance was issued for improving disclosures about fair value measurement. This guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The guidance is effective for reporting periods beginning after December 15, 2009. Accordingly, we will adopt the new guidance in the first fiscal quarter of 2010. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.

        In August 2009, updated accounting guidance was issued for fair value measurements and disclosures related to the fair value of liabilities that are traded as assets in the marketplace. This update provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The provisions of this guidance are effective for the Company beginning October 1, 2009. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

        In June 2009, new accounting guidance was issued for accounting for transfers of financial assets. The new guidance removes the concept of a qualifying special-purpose entity (QSPE) from the accounting guidance for accounting for transfers and servicing of financial assets and extinguishment of liabilities and removes the exception from applying the accounting guidance related to consolidation of variable interest entities. The new guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The new guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt the new guidance in fiscal year 2010. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.

        In June 2009, new accounting guidance was issued amending the accounting guidance related to consolidation of variable interest entities ("VIE"). Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE including disclosure of significant judgments and assumptions as to whether a VIE must be consolidated and how involvement with a VIE affects the company's financial statements; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt this new guidance on January 1, 2010. We are currently evaluating the impact on our consolidated financial statements of adopting this new guidance.

        In May 2009, new accounting guidance was issued for recognized and non-recognized subsequent events. The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance is effective for interim and annual periods ending after June 15, 2009. Accordingly, we adopted the new guidance for the interim period ending June 30, 2009. The adoption of this new accounting guidance did not have a material effect on our consolidated financial statements.

        In April 2009, new accounting guidance was issued for interim disclosures about fair value of financial instruments. This new guidance requires that additional disclosures about fair values of financial instruments be included for interim reporting periods. We adopted this new guidance effective April 1, 2009. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

        In April 2009, new accounting guidance was issued on recognition and presentation of other-than-temporary impairments. This new guidance amends the impairment guidance relating to certain debt securities and requires a company to assess the likelihood of selling the security prior to recovering its cost basis. Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. We adopted this new accounting guidance effective April 1, 2009. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

        In April 2009, new accounting guidance was issued on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, which provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. We adopted this new accounting guidance effective April 1, 2009. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

        In April 2008, new accounting guidance was issued on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. We adopted this new accounting guidance on January 1, 2009. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

        In April 2008, new accounting guidance was issued on determination of the useful life of intangible assets. This new accounting guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the new guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under business combinations accounting guidance and other applicable accounting guidance. We adopted this new accounting guidance on January 1, 2009 and it must be applied prospectively to intangible assets acquired after the effective date. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

        In March 2008, new accounting guidance was issued on disclosures about derivative instruments and hedging activities. The new guidance changes the disclosure requirements for derivative instruments and hedging activities, and requires entities to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the effect of derivative instruments on the entity's financial position, financial performance and cash flows. We adopted this new accounting guidance during the first quarter of 2009. See Note 12—Derivative Instruments for additional information.

        In December 2007, new accounting guidance was issued on business combinations and noncontrolling interests in consolidated financial statements. The new guidance requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing the cost-allocation process that was included in the previous accounting guidance. Further, the new guidance also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under the new guidance, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. We adopted this new accounting guidance on January 1, 2009, and the adoption did not have a material impact on our consolidated financial statements.

        A variety of proposed or otherwise potential accounting guidance is currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed accounting guidance, we have not yet determined the effect, if any, that the implementation of such proposed accounting guidance would have on our consolidated financial statements.

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

        The following table provides information about our long-term debt at December 31, 2009 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value (b)
CMBS Loans, weighted-average interest rate of approximately 6.0%	November 2012 (a)	$2,475,000	$2,475,000	$2,475,000
Land Loan, weighted-average interest rate of approximately 7.6%	February 2011	242,032	242,032	242,032
Revolver, weighted-average interest rate of approximately 3.9%	August 2012	628,237	628,237	628,237
Term Loan, weighted-average interest rate of approximately 3.8%	August 2012	245,000	245,000	245,000
6% senior notes	April 2012	450,000	450,000	67,500
7 3/4% senior notes	August 2016	400,000	400,000	64,000
6 1/2% senior subordinated notes	February 2014	442,000	442,000	553
6 7/8% senior subordinated notes	March 2016	660,000	660,000	2,475
6 5/8% senior subordinated notes	March 2018	300,000	300,000	3,750
Other debt, weighted-average interest rate of approximately 7.8%	2010-2020	79,789	79,789	79,789

Total		$5,922,058	$5,922,058	$3,808,336

(a)
Prior to the maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension.

(b)
The estimated fair values of the senior notes and the senior subordinated notes are based on actual market prices for the most recent trades on or before December 31, 2009. The estimated fair values of all other long-term debt are assumed to be equal to the carrying values, and do not reflect any adjustment related to the Company's credit risk or the potential impact of the Chapter 11 Case on the amounts that are recoverable by creditors.

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

        The following table provides information about our financial instruments at December 31, 2009 that are sensitive to changes in interest rates (amounts in thousands):

	Current Portion as of December 31,
	2009	2011	2011	2012	2013	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$2,252,409	5,627	310	330	352	2,343	$2,261,371
Weighted-average interest rate	8.7%	6.1%	7.2%	7.2%	7.2%	7.3%	8.7%
Variable-rate	$3,660,308	$42	$46	$291	$—	$—	$3,660,687
Weighted-average interest rate	5.6%	7.5%	7.5%	7.5%	—	—	5.6%
Interest rate swaps*:
Notional amount	$250,000	$—	$—	$—	$—	$—	$250,000
Average payable rate	3.0%	—	—	—	—	—	3.0%
Average receivable rate	0.2%	—	—	—	—	—	0.2%

*
Excludes terminated interest rate swaps.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Station Casinos, Inc.:

        We have audited the accompanying consolidated balance sheets of Station Casinos, Inc. and its subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2009 (Successor), the period from November 8, 2007 through December 31, 2007 (Successor), and the period from January 1, 2007 through November 7, 2007 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 (Successor), the period from November 8, 2007 through December 31, 2007 (Successor), and the period from January 1, 2007 through November 7, 2007 (Predecessor), in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, on July 28, 2009, the Company and certain of its affiliates filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada under chapter 11 of title 11 of the United States Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Las Vegas, Nevada
March 31, 2010

STATION CASINOS, INC.

(Debtor and Debtor-In Possession)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	Successor
	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$185,193	$458,064
Restricted cash	174,361	14,961
Receivables, net	49,878	42,271
Inventories	9,794	11,509
Prepaid gaming tax	16,293	18,505
Prepaid expenses	13,903	16,818
Due from unconsolidated affiliate	—	5,011

Total current assets	449,422	567,139
Property and equipment, net	2,723,683	3,016,169
Goodwill	184,699	366,484
Intangible assets, net	293,235	602,218
Land held for development	305,617	912,966
Investments in joint ventures	10,489	43,550
Native American development costs	213,774	206,382
Other assets, net	95,913	116,728

Total assets	$4,276,832	$5,831,636

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$242,347	$2,977,364
Accounts payable	14,905	13,986
Construction contracts payable	741	9,428
Accrued interest payable	2,341	61,616
Accrued expenses and other current liabilities	91,676	116,027

Total current liabilities	352,010	3,178,421
Long-term debt, less current portion	9,341	2,804,789
Deferred income taxes, net	116,691	396,724
Investments in joint ventures, deficit	143,048	3,557
Other long-term liabilities, net	7,021	125,469

Total liabilities not subject to compromise	628,111	6,508,960

Liabilities subject to compromise	5,984,109	—

Total liabilities	6,612,220	6,508,960

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,951,031	2,936,949
Accumulated other comprehensive loss	(922)	(8,290)
Retained deficit	(5,285,914)	(3,606,400)

Total stockholders' deficit	(2,335,388)	(677,324)

Total liabilities and stockholders' deficit	$4,276,832	$5,831,636

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
Operating revenues:
Casino	$764,639	$918,120	$151,867	$879,097
Food and beverage	189,917	228,858	37,885	210,698
Room	82,282	105,718	14,926	97,514
Other	64,732	73,745	12,543	64,800
Management fees	52,447	72,405	9,708	78,077

Gross revenues	1,154,017	1,398,846	226,929	1,330,186
Promotional allowances	(91,868)	(100,695)	(17,218)	(92,902)

Net revenues	1,062,149	1,298,151	209,711	1,237,284

Operating costs and expenses:
Casino	324,373	361,255	60,946	331,009
Food and beverage	116,932	153,018	27,236	149,998
Room	34,182	40,029	5,548	32,103
Other	20,121	27,774	4,363	24,586
Selling, general and administrative	229,200	250,614	37,363	217,356
Corporate	33,018	36,029	292,955	47,541
Development	6,261	3,398	375	3,089
Depreciation and amortization	207,180	226,816	32,292	136,498
Preopening	5,753	10,198	1,170	5,859
Impairment of goodwill	181,785	2,594,992	—	8,043
Impairment of other intangible assets	255,263	327,326	—	8,588
Impairment of other assets	839,813	420,929	—	—
Write-downs and other charges, net	20,807	62,625	958	2,479
Merger transaction costs	—	—	—	156,500

	2,274,688	4,515,003	463,206	1,123,649

Operating (loss) income	(1,212,539)	(3,216,852)	(253,495)	113,635
Earnings (losses) from joint ventures	(127,643)	17,020	5,875	34,247

Operating (loss) income and earnings from joint ventures	(1,340,182)	(3,199,832)	(247,620)	147,882

Other expense:
Interest expense, net (contractual interest for the year ended December 31, 2009 was $403,673)	(276,591)	(379,313)	(61,276)	(197,370)
Interest and other expense from joint ventures	(40,802)	(47,643)	(4,743)	(23,503)
Change in fair value of derivative instruments	23,729	(23,057)	(30,686)	—
Gain (loss) on early retirement of debt	40,348	—	(20,311)	—

	(253,316)	(450,013)	(117,016)	(220,873)

Loss before income taxes and reorganization items	(1,593,498)	(3,649,845)	(364,636)	(72,991)
Reorganization items	(375,888)	—	—	—

Loss before income taxes	(1,969,386)	(3,649,845)	(364,636)	(72,991)

Income tax benefit	289,872	381,345	26,736	15,335

Net loss	$(1,679,514)	$(3,268,500)	$(337,900)	$(57,656)

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(amounts in thousands)

	Common stock	Non-voting common stock	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total stockholders' (deficit) equity
Predecessor:
Balances, December 31, 2006	593	—	(1,039,804)	582,739	(10,782)	280,396	(186,858)
Adoption of FIN 48	—	—	—	—	—	(522)	(522)
Exercise of stock options	—	—	—	2,366	—	—	2,366
Share-based compensation expense	—	—	—	143,714	—	—	143,714
Purchase of treasury stock, at cost (1.3 million shares)	—	—	(110,164)	—	—	—	(110,164)
Interest rate swap market value adjustment, net of tax	—	—	—	—	(7,179)	—	(7,179)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	607	—	607
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	513	—	513
Dividends paid	—	—	—	—	—	(49,050)	(49,050)
Net loss	—	—	—	—	—	(57,656)	(57,656)

Balances, November 7, 2007	$593	$—	$(1,149,968)	$728,819	$(16,841)	$173,168	$(264,229)

Successor:
Balances, November 8, 2007	$—	$97	$—	$(68,993)	$(16,841)	$—	(85,737)
Cash investment by FCP	—	317	—	2,703,984	—	—	2,704,301
Cash investment by management	—	3	—	1,841	—	—	1,844
Interest rate swap acquired from FCP, net of tax	—	—	—	(27,739)	—	—	(27,739)
Share-based compensation expense	—	—	—	288,130	—	—	288,130
Excess tax benefit from exercise of stock options	—	—	—	23,303	—	—	23,303
Interest rate swap market value adjustment, net of tax	—	—	—	—	1,314	—	1,314
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(119)	—	(119)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	3,665	—	3,665
Net loss	—	—	—	—	—	(337,900)	(337,900)

Balances, December 31, 2007	—	417	—	2,920,526	(11,981)	(337,900)	2,571,062
Share-based compensation expense	—	—	—	14,445	—	—	14,445
Purchase price adjustment	—	—	—	1,978	—	—	1,978
Interest rate swap market value adjustment, net of tax	—	—	—	—	(1,937)	—	(1,937)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(695)	—	(695)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	6,323	—	6,323
Net loss	—	—	—	—	—	(3,268,500)	(3,268,500)

Balances, December 31, 2008	$—	$417	$—	$2,936,949	$(8,290)	$(3,606,400)	$(677,324)

Share-based compensation expense	—	—	—	14,082	—	—	14,082
Interest rate swap market value adjustment, net of tax	—	—	—	—	6,429	—	6,429
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	123	—	123
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	—	—	816	—	816
Net loss	—	—	—	—	—	(1,679,514)	(1,679,514)

Balances, December 31, 2009	$—	$417	$—	$2,951,031	$(922)	$(5,285,914)	$(2,335,388)

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
Cash flows from operating activities:
Net loss	$(1,679,514)	$(3,268,500)	$(337,900)	$(57,656)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	207,180	226,816	32,292	136,498
Change in fair value of derivative instruments	(23,729)	23,057	30,686	—
Impairment of goodwill	181,785	2,594,992	—	8,043
Impairment of other intangible assets	255,263	327,326	—	8,588
Impairment of other assets	839,813	420,929	—	—
Write-downs and other charges, net	20,807	62,625	958	2,479
Excess tax benefit from exercise of stock options	—	—	(23,303)	—
Share-based compensation	14,083	14,445	288,130	143, 714
Loss (earnings) from joint ventures	168,445	30,623	(1,132)	(10,744)
Distributions of earnings from joint ventures	—	—	—	82,115
Amortization of debt discount and issuance costs	23,272	37,761	5,907	4,392
(Gain) loss on early retirement of debt	(40,348)	—	20,311	—
Reorganization items	375,888	—	—	—
Changes in assets and liabilities:
Restricted cash	(159,400)	(13,995)	(966)	—
Receivables, net	(5,776)	6,409	2,786	(10,704)
Inventories and prepaid expenses	6,793	1,677	1,439	(6,057)
Due from unconsolidated affiliate	(250)	(5,011)	—	—
Deferred income taxes	(285,376)	(384,128)	(3,348)	(24,023)
Accounts payable	1,395	(2,968)	(10,422)	7,818
Accrued interest	83,955	(8,074)	29,301	3,223
Accrued expenses and other current liabilities	(31,369)	(11,368)	(10,847)	(16,565)
Other, net	(19,819)	(1,394)	(4,398)	6,991

Total adjustments	1,612,612	3,319,722	357,394	335,768

Net cash (used in) provided by operating activities before reorganization items	(66,902)	51,222	19,494	278,112

Net cash used for reorganization items	(59,775)	—	—	—

Net cash (used in) provided by operating activities	(126,677)	51,222	19,494	278,112

Cash flows from investing activities:
Acquisition of Station Casinos, Inc. including direct Merger costs	—	—	(4,217,469)	—
Capital expenditures	(64,594)	(172,051)	(55,510)	(530,364)
Proceeds from sale of land, property and equipment	636	2,368	105	10,019
Investments in joint ventures, net	(24,343)	(57,752)	(27,983)	(81,552)
Distributions in excess of earnings from joint ventures	2,118	2,855	488	106,999
Construction contracts payable	(8,687)	(13,723)	(19,619)	(15,548)
Native American development costs	(19,337)	(14,876)	(2,454)	(17,060)
Other, net	(16,073)	(11,070)	(2,328)	(7,551)

Net cash used in investing activities	(130,280)	(264,249)	(4,324,770)	(535,057)

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(amounts in thousands)

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
Cash flows from financing activities:
Cash equity contributions	—	—	2,706,145	—
Proceeds from issuance of CMBS loans	—	—	2,475,000	—
Borrowings under Credit Agreement with maturity dates less than three months, net	—	335,137	293,100	—
Proceeds from the issuance of Land Loan	—	250,000	—	—
Payments on land loan	(7,968)	—	—	—
(Payments) borrowings under Term Loan with maturity dates greater than three months	(2,500)	(2,500)	250,000	—
(Payments) borrowings under Revolving Facility with maturity dates less than three months, net	—	—	(1,383,300)	227,500
Proceeds from issuance of related party promissory note	—	—	—	100,000
Proceeds from financing transaction	—	—	—	70,000
Redemption of senior subordinated notes	(1,460)	—	—	—
Purchase of treasury stock	—	—	—	(110,164)
Payment of dividends	—	—	—	(49,050)
Debt issuance costs	(460)	(7,638)	(60,086)	(8)
Exercise of stock options	—	—	—	560
Excess tax benefit from exercise of stock options	—	—	23,303	—
Other, net	(3,526)	(300)	(1,229)	(56)

Net cash (used in) provided by financing activities	(15,914)	574,699	4,302,933	238,782

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(272,871)	361,672	(2,343)	(18,163)
Balance, beginning of year	458,064	96,392	98,735	116,898

Balance, end of year	$185,193	$458,064	$96,392	$98,735

Supplemental cash flow disclosures:
Cash paid for interest, net of $15,989, $27,087, $3,083 and $16,309 capitalized	$166,211	$345,920	$21,446	$219,129
Cash (received) paid for income taxes, net	$—	$—	$—	$(15,871)
Supplemental disclosure of non-cash items:
Rollover equity	$—	$—	$1,044,590	$—
Assets assumed in Merger	$—	$—	$7,759	$—
Liabilities assumed in Merger	$—	$—	$(3,542)	$—
Capital expenditures financed by debt	$—	$4,514	$—	$3,453
Land contributed to joint ventures, net	$—	$—	$—	$—
Fair value interest rate swap acquired from FCP	$—	$—	$(42,675)	$—
Debt settlement in land sale	$4,000	$—	$—	$—

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

  Overview of Recent Developments

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 of title 11 of the United States Code. These chapter 11 cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case"). On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch Resort Spa Casino, filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code.

        On March 24, 2010, the Debtors filed a joint plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Joint Plan of Reorganization"). As part of the Joint Plan of Reorganization, the mortgage lenders to FCP Propco, LLC ("Propco"), holding debt secured by Red Rock Casino Resort Spa, Palace Station, Boulder Station, and Sunset Station (the "Propco Properties"), will become the equity owners of a newly-formed company and will sell 46% of the equity in that new company to an affiliate of Fertitta Gaming LLC, a newly-formed entity owned by Frank Fertitta III and Lorenzo Fertitta, who will make a significant new investment to purchase their equity in the new company. The remaining equity will be owned primarily by the Propco lenders and Colony Capital, who will also be making a new investment in the company. Fertitta Gaming, an entity owned by the Fertittas, will also manage the Propco Properties under a long-term management agreement The Joint Plan of Reorganization also calls for the Company to seek to conduct a sale process for the remaining assets of the Company, under the supervision of the Bankruptcy Court.

        The Joint Plan of Reorganization and the disclosure statement have not yet been approved by the Bankruptcy Court and are subject to further negotiations with creditors of the Company and its subsidiaries. As a result, the Joint Plan of Reorganization and the disclosure statement may be materially modified before approval. In addition to customary Chapter 11 proceedings, the completion of the transaction is subject to Hart-Scott-Rodino and other antitrust reviews and customary closing conditions.

        This report not intended to be, and should not in any way be construed as, a solicitation of votes on the Joint Plan of Reorganization. The Joint Plan of Reorganization and the related disclosure statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

the Company on its Current Report on Form 8-K dated March 24, 2010, which is publicly available at http://www.sec.gov. The Joint Plan of Reorganization and the disclosure statement may not be relied on for any purpose until a determination by the Bankruptcy Court is made that the proposed disclosure statement contains adequate information, as required by the U.S. Bankruptcy Code. Following Bankruptcy Court approval of the disclosure statement and related voting solicitation procedures, the Company will solicit acceptances of the plan and seek its confirmation by the Bankruptcy Court. There can be no assurance that such plan acceptances or confirmation will be obtained.

        The Company's direct and indirect subsidiaries that operate its hotel and casino properties have not filed for bankruptcy relief and continue to operate their businesses in the ordinary course. In connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a forbearance agreement with the lenders holding a majority of the commitments under its senior secured credit facility (the "Credit Agreement") pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement. The Forbearance Agreement expired on January 31, 2010.

        The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

        It is probable that a plan of reorganization would require the issuance of common stock or common stock equivalents.

  Accounting for Reorganization

        The accounting guidance for financial reporting by entities in reorganization under the bankruptcy code, which is applicable to companies in chapter 11, generally does not change the manner in which financial statements are prepared. The consolidated financial statements have been prepared on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Chapter 11 Case creates substantial doubt about Station's ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

  DIP Financing

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, Station Casinos, Inc. entered into a $150 million unsecured, subordinated administrative priority debtor in possession credit agreement (the "DIP Credit Agreement") among Station Casinos, Inc., as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company) as administrative agent (the "Administrative Agent") and lender, and the lenders party thereto. The DIP Credit Agreement provides for a $150 million revolving credit facility that will be funded on a committed basis for so long as Vista Holdings, LLC has cash and cash equivalents on hand in an amount in excess of $100 million and on a discretionary basis thereafter. The proceeds of the loans incurred by the DIP Credit Agreement will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case. At December 31, 2009, advances under the DIP Credit Agreement totaled $124.7 million, and availability was $25.3 million. Vista Holdings, LLC had cash and cash equivalents on hand in of $91.4 million at December 31, 2009. During the first quarter of 2010, the facility was increased to $185 million.

        Station Casinos, Inc.'s obligations under the DIP Credit Agreement will be an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by Station Casinos, Inc. shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

        Station Casinos, Inc.'s obligations under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) the conversion of any of the Chapter 11 Case to a case under chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code.

        The DIP Credit Agreement matures on the earlier of (i) August 10, 2010, (ii) ten business days after the effective date of a chapter 11 plan of reorganization is confirmed in the Chapter 11 Case by the Bankruptcy Court, and (iii) the date of acceleration, if any, of the advances under the DIP Credit Agreement following an event of default thereunder.

        Also, in connection with the filing of the Chapter 11 Case, on July 31, 2009, Station Casinos, Inc. entered into an Unsecured Revolving Loan Promissory Note in favor of Past Enterprises, Inc. (a non-debtor subsidiary of the Company) pursuant to which Past Enterprises provides to Station Casinos, Inc. an unlimited revolving credit facility (the "Past Revolving Loan") at an interest rate of 2.78% per annum, the proceeds of which will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries.

        The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At December 31, 2009, the outstanding balance due under the Past Revolving Loan totaled $68.5 million.

        Station Casinos, Inc.'s obligations under the Past Revolving Loan will be an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by Station Casinos, Inc. shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

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

        The Merger resulted in a greater than 50% control of the Company and was a "business combination" for accounting purposes, requiring FCP, Fertitta Partners, FCP VoteCo and their respective owners (the "Investors"), pursuant to the accounting guidance for business combinations, to record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result of the Securities and Exchange Commission's rules and guidance regarding "push-down" accounting, the Investors' new accounting basis in our assets and liabilities is reflected in our consolidated financial statements to the extent that the Investors paid cash for the non-voting common stock of the Company as of the consummation of the Merger. Management has deemed it impracticable to determine the individual investors' carryover basis in the shares and has accordingly computed the carryover basis based on the pro rata portion of book value of Station prior to the Merger. The accompanying consolidated statements of operations, stockholders' (deficit) equity and cash flows for 2007 are presented for two periods: January 1, 2007 through November 7, 2007 (the "Predecessor Period") and November 8, 2007 through December 31, 2007 (the "Successor Period"). The Predecessor Period reflects the historical accounting basis in our assets and liabilities, while the Successor Period reflects the push down of the Investors' new basis to our consolidated financial statements.

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

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand at our properties, as well as investments purchased with an original maturity of 90 days or less. As a result of the Chapter 11 Case, the Bankruptcy Court has imposed certain limitations on the use of the Debtors' cash and cash equivalents.

  Restricted Cash

        Restricted cash includes cash reserves required in connection with the Company's financing transactions, treasury management activities, the CMBS Loans, letter of credit collateralization and

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

regulatory reserves for race and sports book operations, and restrictions placed on our cash by the Bankruptcy Court.

  Inventories

        Inventories are stated at the lower of cost or market. Cost is determined on a weighted-average basis.

  Fair Value of Financial Instruments

        The carrying value of our cash and cash equivalents, restricted cash, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. For debt with short-term maturities, the fair value approximates the carrying amount. The fair value of our publicly traded debt securities is based on quoted market prices on or about December 31, 2009, however since all of these debt securities are classified as liabilities subject to compromise as a result of the Chapter 11 Case, they are carried at the expected amount of the allowed claims, which approximates the face value of the securities.

  Property and Equipment and Other Long-Lived Assets

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

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with the guidance for accounting for the impairment or disposal of long-lived assets. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. As of December 31, 2009 and 2008, our consolidated financial statements reflect all

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

adjustments required under the guidance for accounting for the impairment or disposal of long-lived assets.

        See Note 5 for a discussion of impairment charges recorded in the year ended December 31, 2009 for property and equipment, and Note 15 for a discussion of impairment charges recorded in the year ended December 31, 2009 related to other long-lived assets.

  Capitalization of Interest

        We capitalize interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, we capitalize interest on amounts expended on the project at our weighted average cost of borrowings. Interest capitalized was approximately $16.0 million, $27.1 million, $3.1 million and $16.3 million for the years ended December 31, 2009 and 2008, the Successor Period, and the Predecessor Period, respectively.

  Goodwill and Other Intangible Assets

        In accordance with the accounting guidance for goodwill and other intangible assets, we test for impairment of goodwill and indefinite-lived intangible assets annually and in certain situations between those annual dates. For the years ended December 31, 2009, 2008, the Successor Period and the Predecessor Period, management established the fair values used in the annual impairment review process utilizing a variety of generally accepted asset valuation approaches.

        Inherent in the calculation of fair values are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record additional impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to our properties. Once an impairment of goodwill or other intangible assets has been recorded, it cannot be reversed.

  Goodwill

        Our annual impairment testing for goodwill is performed at the reporting unit level, and each of our 100% owned casino properties is considered to be a reporting unit. Our annual goodwill impairment testing utilizes a two step process. In the first step, we compare the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with indications provided by the current valuation multiples of comparable publicly traded companies. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, then the goodwill of the reporting unit is considered to be impaired, and we proceed to the second step of the goodwill impairment test. In the second step, we determine the implied value of the reporting unit's goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

goodwill, an impairment loss is recognized in an amount equal to that excess. See Note 6 for a discussion of goodwill impairment charges recognized during the years ended December 31, 2009, 2008 and the Predecessor Period.

  Indefinite-lived Intangible Assets

        Our indefinite-lived intangible assets include brands and certain license rights. The fair value of brands is estimated using a derivation of the income approach to valuation, based on estimated royalties saved through ownership of the assets. The fair value of license rights is estimated using market indications of fair value. For indefinite-lived intangible assets, our annual impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset. For the years ended December 31, 2009, 2008, the Successor Period, and the Predecessor Period, none of our indefinite-lived intangible assets were deemed to no longer have an indefinite useful life. See Note 6 for a discussion of impairment charges for indefinite-lived intangible assets recognized during the years ended December 31, 2009 and 2008, respectively.

  Finite-lived Intangible Assets

        Our finite-lived intangible assets include customer relationship and management contract intangibles. Finite-lived intangible assets are amortized over their estimated useful lives, and we periodically evaluate the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization.

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

        The customer relationship intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Increased competition within the gaming industry or a downturn in the economy could have an impact on our customer relationship intangible asset. Declines in customer spending which would impact the expected future cash flows associated with our rated casino guests, declines in the number of visitations which could impact the

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

expected attrition rate of our rated casino guests or an erosion of our operating margins associated with our rated casino guest could cause the carrying value of the customer relationship asset to exceed the fair value. In this event an impairment based on the difference between the calculated fair value and the carrying value would be recognized.

        Management contract intangible assets refer to the value associated with management agreements under which we provide management services to various casino properties, including casinos operated by joint ventures in which we hold a 50% equity interest, and certain Native American casinos that we have developed or are currently under development. The fair values of these management contract intangibles are established using discounted cash flow techniques based on estimated future cash flows expected to be received in exchange for providing management services. Management contract intangible assets are amortized ratably over their expected useful lives. We begin amortizing management contract intangible assets when the property begins operations and management fees are being earned.

        See Note 6 for a discussion of impairment charges recorded in the years ended December 31, 2009 and 2008 for finite-lived intangible assets.

  Native American Development Costs

        We incur certain costs associated with development and management agreements entered into with Native American Tribes (the "Tribe"). In accordance with the guidance for accounting for costs and initial rental operations of real estate projects, costs for the acquisition and related development of the land and the casino facilities are capitalized as long-term assets until such time as the assets are transferred to the Tribe at which time a long term receivable is recognized.

        In accordance with the accounting guidance for capitalization of interest costs, we capitalize interest to the project once a "Notice of Intent" (or the equivalent) to transfer the land into trust, signifying that activities are in progress to prepare the asset for its intended use, has been issued by the United States Department of the Interior ("DOI").

        We earn a return on the costs incurred for the acquisition and development of the projects based upon the costs incurred over the development period of the project. In accordance with the guidance for accounting for sales of real estate, we recognize the return when the facility is complete and collectability of the receivable is assured. Due to the uncertainty surrounding the estimated cost to complete and the collectability of the stated return, we defer the return until the gaming facility is complete and transferred to the Tribe and the resulting receivable has been repaid. Repayment of the resulting advances would be from a refinancing by the Tribe, from the cash flow from the gaming facility or both.

        On a quarterly basis, we evaluate the Native American Development Costs for impairment in accordance with the accounting guidance for the impairment or disposal of long-lived assets. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted expected future cash flows exceed the carrying value, no impairment is indicated. If the undiscounted expected future cash flows do not exceed the carrying value, then impairment is measured based on the difference between fair value and the carrying value. Fair value is typically based on a discounted cash flow model. See Note 15 for a discussion of impairment charges recorded during the year ended December 31, 2009 related to Native American projects. The consolidated financial statements as of December 31, 2009 and 2008 reflect all adjustments required by the accounting guidance for the impairment or disposal of long-lived assets.

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

  Advertising

        We expense advertising costs the first time the advertising takes place. Advertising expense, which is generally included in selling, general and administrative expenses on the accompanying consolidated statement of operations, was approximately $13.7 million, $18.3 million, $3.6 million and $17.7 million for the years ended December 31, 2009 and 2008, the Successor Period, and the Predecessor Period, respectively.

  Preopening

        Preopening expenses have been expensed as incurred. The construction phase of a project typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. We incurred preopening expenses of approximately $5.8 million, $10.2 million, $1.2 million and $5.9 million during the years ended December 31, 2009 and 2008, the Successor Period and the Predecessor Period, respectively.

  Derivative Instruments

        From time to time we enter into derivative instruments, typically in the form of interest rate swaps, in order to manage interest rate risks associated with our current and future borrowings. We have adopted the authoritative guidance for accounting for derivative instruments and hedging activities, as amended, to account for our interest rate swaps. The accounting guidance requires us to recognize our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of the derivative instrument agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Additionally, the difference between amounts received and paid under such agreements as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement.

        For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion is recorded in the consolidated statement of operations. Derivative instruments that are designated as a fair value hedge and qualify for the "shortcut" method under the accounting for derivative instruments and hedging activities, as amended, are allowed an assumption of no ineffectiveness. As such, there is no impact on the consolidated statement of operations from the changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. For those derivative instruments that are not designated as hedges for accounting purposes, the change in fair value is recorded in the consolidated statement of operations in the period of change (See Note 12).

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

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
Food and beverage	$77,194	$84,843	$15,524	$82,591
Room	8,142	7,548	1,126	5,588
Other	2,873	3,596	816	3,948

Total	$88,209	$95,987	$17,466	$92,127

        We also record a liability for the estimated cost of the outstanding points under the Programs that we believe will ultimately be redeemed. At December 31, 2009 and 2008, $6.1 million and $6.7 million, respectively, were accrued for the cost of anticipated Program redemptions. The estimated cost of the outstanding points under the Programs is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to convert to rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment and merchandise as well as potential breakage.

        Management fee revenues earned under our management agreements are recognized when the services have been performed, the amount of the fee is determinable, and collectability is reasonably assured.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

  Related Party Transactions

        We have entered into various related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station. We paid approximately $6.7 million, $6.5 million, $0.9 million and $5.3 million for the years ended December 31, 2009 and 2008, the Successor Period and the Predecessor Period, respectively, in connection with these related party ground lease transactions.

        Additionally, we have purchased tickets to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the years ended December 31, 2009 and 2008, we made payments to Zuffa for approximately $0.7 million and $0.7 million, respectively, for ticket purchases to, and closed circuit viewing fees of, Ultimate Fighting Championship events. In the Successor Period and the Predecessor Period, we made payments to Zuffa for approximately $0.1 million and $0.2 million, respectively, primarily for the purchase of tickets. In addition, in September 2008 Zuffa and a wholly-owned subsidiary of the Company entered into a month-to-month license agreement whereby Zuffa has the rights to a previously unused portion at Palace Station for general office and administrative use. Payments received by the Company related to this license agreement totaled approximately $22,000 and $21,000 for the years ended December 31, 2009 and 2008, respectively.

  Share-Based Compensation

        Effective January 1, 2006, we adopted the accounting guidance for share-based payments, utilizing the modified prospective application. Under the modified prospective application, the accounting guidance applies to new awards and awards that were outstanding on December 31, 2005 that are subsequently modified, repurchased or cancelled. Under the modified prospective application, compensation cost recognized in the year ended December 31, 2006 and subsequent periods includes compensation cost of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of the accounting guidance, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of the accounting guidance for share-based payments, as revised.

  Successor Period

        Equity Awards.    Upon consummation of the Merger, FCP and Fertitta Partners issued Class B Units to an affiliate of Frank J. Fertitta III, Lorenzo J. Fertitta and certain officers of the Company. During the year ended December 31, 2008, Class B units that were previously issued upon consummation of the Merger were transferred to certain officers and management of the Company. Pursuant to the accounting guidance for share-based payments, the unearned share-based compensation related to the Class B Units is amortized to compensation expense over the requisite service period (immediate to five years). The share-based expense for these awards was based on the estimated fair market value of the Class B Units at the date of grant applied to the total number of Class B Units that were anticipated to fully vest and then amortized over the vesting period.

        Also upon consummation of the Merger, FCP and Fertitta Partners issued Class C Units to certain officers and management of the Company. During the year ended December 31, 2008, additional Class C units were issued to certain management of the Company. Pursuant to the accounting guidance for share-

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

based payments, the unearned share-based compensation related to the Class C Units is amortized to compensation expense over the requisite service period (five years). The share-based expense for these awards was based on the estimated fair market value of the Class C Units at the date of grant, applied to the total number of Class C Units that were anticipated to fully vest and then amortized over the vesting period.

  Predecessor Period

        As a result of the consummation of the Merger described above, all outstanding stock options and unvested restricted stock awards vested and $124.9 million in previously unrecognized compensation expense was recognized during the Predecessor Period and is included in merger transaction costs on the consolidated statement of operations.

        Stock Options.    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model and expensed using the straight-line approach. Option valuation models require the input of highly subjective assumptions and changes in the assumptions used can materially affect the fair value estimate. Expected volatility and dividends were based on implied and historical factors related to our common stock. The expected term represented the weighted-average time between grant date and exercise date and the risk-free interest rate was based on U.S. Treasury rates appropriate for the expected term. We used historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. The accounting guidance for share-based payments requires that forfeitures be included as part of the grant date estimate. The effect of forfeitures related to previous pro forma expense was not material.

        Restricted Stock.    The unearned share-based compensation related to restricted stock was amortized to compensation expense over the period the restrictions lapse (generally five to ten years). The share-based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest and then amortized over the vesting period. Subsequent to our adoption of the accounting guidance for share-based payments, we recognize compensation expense based on our expectation of which restricted stock awards will vest over the requisite service period for such awards. Prior to implementing the accounting guidance for share-based payments, we recognized deferred compensation as a contra-equity account representing the amount of unrecognized restricted stock expense that was reduced as the expense was recognized. Under the provisions of the accounting guidance for share-based payments, the previously recorded deferred compensation was recorded against additional paid-in capital.

  Operating Segments

        The accounting guidance for disclosures about segments of an enterprise and related information requires separate financial information be disclosed for all operating segments of a business. We believe we meet the "economic similarity" criteria established by the accounting guidance and as a result, we aggregate all of our properties into one operating segment. All of our properties offer the same products, cater to the same customer base, are all located in the greater Las Vegas, Nevada area, have the same regulatory and tax structure, share the same marketing techniques and are all directed by a centralized management structure.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

  Recently Issued Accounting Standards

        In January 2010, updated accounting guidance was issued for improving disclosures about fair value measurement. This guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The guidance is effective for reporting periods beginning after December 15, 2009. Accordingly, we will adopt the new guidance in the first fiscal quarter of 2010. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.

        In August 2009, updated accounting guidance was issued for fair value measurements and disclosures related to the fair value of liabilities that are traded as assets in the marketplace. This update provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The provisions of this guidance are effective for the Company beginning October 1, 2009. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

        In June 2009, new accounting guidance was issued for accounting for transfers of financial assets. The new guidance removes the concept of a qualifying special-purpose entity (QSPE) from the accounting guidance for accounting for transfers and servicing of financial assets and extinguishment of liabilities and removes the exception from applying the accounting guidance related to consolidation of variable interest entities. The new guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The new guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt the new guidance in fiscal year 2010. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.

        In June 2009, new accounting guidance was issued amending the accounting guidance related to consolidation of variable interest entities ("VIE"). Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE including disclosure of significant judgments and assumptions as to whether a VIE must be consolidated and how involvement with a VIE affects the company's financial statements; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we will adopt this new guidance on January 1, 2010. We are currently evaluating the impact on our consolidated financial statements of adopting this new guidance.

        In May 2009, new accounting guidance, as amended, was issued for recognized and non-recognized subsequent events. The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The new guidance

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

is effective for interim and annual periods ending after June 15, 2009. Accordingly, we adopted the new guidance for the interim period ending June 30, 2009. The adoption of this new accounting guidance did not have a material effect on our consolidated financial statements.

        In April 2009, new accounting guidance was issued for interim disclosures about fair value of financial instruments. This new guidance requires that additional disclosures about fair values of financial instruments be included for interim reporting periods. We adopted this new guidance effective April 1, 2009. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

        In April 2009, new accounting guidance was issued on recognition and presentation of other-than-temporary impairments. This new guidance amends the impairment guidance relating to certain debt securities and requires a company to assess the likelihood of selling the security prior to recovering its cost basis. Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. We adopted this new accounting guidance effective April 1, 2009. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

        In April 2009, new accounting guidance was issued on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, which provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. We adopted this new accounting guidance effective April 1, 2009. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

        In April 2008, new accounting guidance was issued on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. We adopted this new accounting guidance on January 1, 2009. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

        In April 2008, new accounting guidance was issued on determination of the useful life of intangible assets. This new accounting guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the new guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under business combinations accounting guidance and other applicable accounting guidance. We adopted this new accounting guidance on January 1, 2009 and it must be applied prospectively to intangible assets acquired after the effective date. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

        In March 2008, new accounting guidance was issued on disclosures about derivative instruments and hedging activities. The new guidance changes the disclosure requirements for derivative instruments and hedging activities, and requires entities to provide enhanced disclosures about how and why they use derivative instruments, how derivative instruments and related hedged items are accounted for and the

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

effect of derivative instruments on the entity's financial position, financial performance and cash flows. We adopted this new accounting guidance during the first quarter of 2009. See Note 12—Derivative Instruments for additional information.

        In December 2007, new accounting guidance was issued on business combinations and noncontrolling interests in consolidated financial statements. The new guidance requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, replacing the cost-allocation process that was included in the previous accounting guidance. Further, the new guidance also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under the new guidance, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. We adopted this new accounting guidance on January 1, 2009, and the adoption did not have a material impact on our consolidated financial statements.

        A variety of proposed or otherwise potential accounting guidance is currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed accounting guidance, we have not yet determined the effect, if any, that the implementation of such proposed accounting guidance would have on our consolidated financial statements.

  Reclassifications

        Certain amounts in the consolidated financial statements for the year ended December 31, 2008, the Successor Period and the Predecessor Period have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on the previously reported net losses.

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

        We valued the identifiable assets acquired and liabilities assumed at the date of the Merger at fair value. In accordance with the provisions of the accounting guidance for business combinations, to the extent that the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. We believe that the goodwill arose from our dominance in the local Las Vegas gaming market, the value of the existing workforce and existing management and operating infrastructure. See Note 6 a discussion of impairment charges related to our goodwill and intangible assets during the years ended December 31, 2009 and 2008.

  Pro Forma Financial Information

        The following unaudited pro forma results of operations assume that the Merger occurred at the beginning of the 2007. This unaudited pro forma information should not be relied upon as necessarily being indicative of the results that would have been obtained if the Merger had actually occurred on those

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisition of Station Casinos, Inc. (Continued)

dates, nor of the results that may be reported in the future. The pro forma financial information for contains an adjustment of $286.3 million for the immediate vesting of Class B Units.

For the Year Ended December 31, 2007
(amounts in thousands)
Net revenue	$1,446,995
Operating loss	(32,102)
Interest expense, net	366,995
Net loss	(539,949)

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

3. Receivables, net

        Components of receivables are as follows (amounts in thousands):

	Successor
	December 31,
	2009	2008
Casino	$15,946	$13,067
Hotel	4,068	5,951
Management fees	7,313	5,341
Income tax	18,655	15,614
Due from unconsolidated joint ventures	5,420	3,664
Other	8,714	4,468

	60,116	48,105
Allowance for doubtful accounts	(10,238)	(5,834)

Receivables, net	$49,878	$42,271

4. Due from/to Unconsolidated Affiliate

        On October 24, 2008 and December 26, 2008, promissory notes for $0.7 million and $4.3 million (collectively, the "2008 GVR Promissory Notes"), respectively were executed between GV Ranch Station, Inc. (the consolidated entity that owns our 50% portion of Green Valley Ranch) and Green Valley Ranch. The 2008 GVR Promissory Notes accrued interest at an annual rate of 5.0% and were payable either on demand or on the six-month anniversary of the execution date. Effective January 1, 2009, the 2008 GVR Promissory Notes were replaced with a new promissory note (the "2009 GVR Promissory Note") in the amount of $5.0 million, which accrues interest at an annual rate of 5.0% and matures on January 1, 2011. The 2009 GVR Promissory Note is subordinate to Green Valley Ranch's senior secured

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Due from/to Unconsolidated Affiliate (Continued)

debt and interest rate swaps. Subsequent to December 31, 2009, events of default occurred related to Green Valley Ranch's senior secured debt and interest rate swaps and as a result, the Company believes the GVR Promissory Note and the related accrued interest may not be recoverable. The Company believes Green Valley Ranch's default on its debt represents the culmination of conditions that existed prior to December 31, 2009 and accordingly, the Company recognized a $5.3 million expense in write-downs and other charges, net in our consolidated statements of operations during the three months ended December 31, 2009 to fully reserve this receivable. The 2008 GVR Promissory Notes and related interest receivable were recorded in due from unconsolidated affiliate on our consolidated balance sheet at December 31, 2008.

        On February 16, 2007, Green Valley Ranch entered into a new $830 million credit facility (the "Green Valley Facility"). Proceeds from the Green Valley Facility were used to repay outstanding borrowings under the previous revolving facility and term loan, as well as fund an equal distribution to the members which was comprised of approximately $185 million in cash distributions to each member and a $100 million loan to each member or a wholly-owned subsidiary of such member, in each case evidenced by a promissory note from each member for total distributions of approximately $570 million. Effective January 1, 2008, Green Valley Ranch distributed to its members, or cancelled, as applicable, the $200 million in notes receivable, and the related accrued interest thereon. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on our consolidated balance sheet at December 31, 2007 was eliminated during the year ended December 31, 2008 with a corresponding reduction in our investments in joint ventures.

5. Property and Equipment

        Property and equipment consists of the following (amounts in thousands):

		Successor
		December 31,
	Estimated life (years)
		2009	2008
Land	—	$426,918	$440,923
Buildings and improvements	10-45	2,200,182	2,316,836
Furniture, fixtures and equipment	3-7	548,816	523,187
Construction in progress	—	82,062	119,678

		3,257,978	3,400,624
Accumulated depreciation and amortization		(534,295)	(384,455)

Property and equipment, net		$2,723,683	$3,016,169

        Depreciation expense was $153.3 million, $152.1 million, $21.0 million and $139.7 million, respectively, for the years ended December 31, 2009, 2008, the Successor Period, and the Predecessor Period.

        During the year ended December 31, 2009, we reviewed the carrying values of our property and equipment for impairment because we determined that indicators of impairment existed. We compared the estimated future cash flows of the assets for each reporting unit, on an undiscounted basis, to the carrying values of the assets as required by the accounting guidance for impairment or disposal of long-lived assets. For those assets where the undiscounted cash flows did not exceed the carrying values, we measured an impairment based on the excess of carrying value over fair value. As a result, we recorded impairment

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment (Continued)

charges totaling $179.4 million related to property and equipment at certain operating subsidiaries in impairment of other assets in our consolidated statements of operations.

        As a result of the Merger discussed in Note 1 and pursuant to the provisions of the accounting guidance for the impairment or disposal of long-lived assets, property and equipment balances reflect the push down of the Investors' new basis on our consolidated financial statements. At December 31, 2009 and 2008, substantially all of our property and equipment is pledged as collateral for our long-term debt.

6. Goodwill and Other Intangible Assets

        As discussed in Note 2, our Merger was completed on November 7, 2007. In connection with the Merger, we recorded significant amounts of intangible assets and goodwill that are included in the tables below.

        Intangible assets, net as of December 31, 2009 and 2008 consist of the following:

	December 31, 2009
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	—	4,531
Customer relationships	15	268,961	(18,297)	(240,849)	9,815
Management contracts	3-20	521,464	(112,595)	(229,534)	179,335
Other	1	8,654	(8,654)	—	—

		$1,018,401	$(139,546)	$(585,620)	$293,235

	December 31, 2008
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(85,548)	$129,243
License rights	Indefinite	4,490	—	—	4,490
Customer relationships	15	268,961	(16,844)	(228,216)	23,901
Management contracts	3-20	521,464	(60,286)	(16,594)	444,584
Other	1	8,654	(8,654)	—	—

		$1,018,360	$(85,784)	$(330,358)	$602,218

        The intangible asset for customer relationships represents the value associated with our rated casino guests. Prior to our annual impairment test for the year ended December 31, 2008, we had utilized the income forecast approach as our basis for amortization of the customer relationships intangible assets since the cash flow related to these assets was expected to be higher in the earlier years of the relationship and then decline materially over time. Subsequent to our annual impairment testing for the year ended December 31, 2008, these intangible assets are being amortized ratably over their estimated useful lives as the expected pattern of consumption no longer accommodates the income forecast approach. The remaining definite-lived intangible assets are being amortized ratably over their estimated useful lives. The aggregate amortization expense for the years ended December 31, 2009 and 2008 and the Successor Period

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Other Intangible Assets (Continued)

for those assets that are amortized under the provisions of the accounting guidance for goodwill and intangible assets was approximately $53.8 million, $74.5 million and $11.3 million, respectively. There was no such amortization expense related to intangible assets recorded in the Predecessor Period. Estimated annual amortization expense for intangible assets for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is anticipated to be approximately $21.9 million, $0.8 million, $4.3 million, $23.8 million and $23.8 million, respectively.

        During the years ended December 31, 2009 and 2008, we recorded impairment losses in impairment of other intangible assets on our consolidated statement of operations of $12.6 million and $228.2 million, respectively, related to our customer relationships and $29.7 and $85.5 million, respectively, related to our brands. The impairment of our brands and customers relationships is the result of the ongoing recession which has resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to the current market conditions and higher discount rates resulting from turmoil in the credit markets. The concentration of our customer base in the Las Vegas valley, where the impact of the recession has been particularly significant, has negatively impacted our projected cash flow estimates. In addition, during the year ended December 31, 2009, we recorded impairment losses totaling $212.9 million in impairments of other intangible assets on our consolidated statements of operations related to certain management contract intangible assets as a result of decreases in the projected revenue streams for these contracts. During the year ended December 31, 2008 we recorded an impairment loss of $16.6 million in impairment of other intangible assets on the consolidated statements of operations related to the management contract intangible asset for the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe, as a result of a decrease in the projected revenue stream from this contract due to the high costs of financing resulting from the turmoil in the credit markets.

        Goodwill primarily represents the excess of total acquisition costs over the fair market value of net assets acquired in the Merger. The changes in the carrying amount of goodwill for the year ended December 31, 2009 are as follows (amounts in thousands):

Year ended December 31, 2009
Balance at the beginning of the year:
Goodwill	$2,986,993
Accumulated impairment losses	(2,620,509)

$366,484

Impairment losses	(181,785)
Balance at the end of the year:
Goodwill	$2,986,993
Accumulated impairment losses	(2,802,294)

$184,699

        In conjunction with our annual impairment testing for the year ended December 31, 2009, we determined that goodwill impairment totaling approximately $181.8 million existed at certain operating

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Other Intangible Assets (Continued)

subsidiaries. In conjunction with our annual impairment testing for the year ended December 31, 2008, we determined that an impairment of the goodwill recorded in conjunction with the Merger of approximately $2.6 billion existed company-wide. These impairments were recorded in impairment of goodwill on our consolidated statements of operations. For the Predecessor Period, we recorded an impairment of goodwill at Wildfire Boulder and Gold Rush totaling approximately $8.0 million. We determined that there was no goodwill impairment during the Successor Period.

7. Land Held for Development

  Land Held for Development

        As of December 31, 2009, we had $305.6 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 1,321 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at December 31, 2009 and December 31, 2008.

        Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to proceed with any particular project.

  Impairment Loss

        As a result of the continuing recession and its significant impact on real estate values, we reviewed our land held for development for impairment during the year ended December 31, 2009 and determined that impairments existed for a number of sites. As a result, we recorded impairments totaling $617.4 million in impairment of other assets in our consolidated statements of operations related to impairments of our land held for development in the Las Vegas valley, Reno, Nevada, and northern California.

        During the three months ended December 31, 2008, it was determined that a triggering event, as described under the accounting guidance for impairment or disposal of long-lived assets, had occurred related to much of our land held for development due to changes in the anticipated use of certain land parcels and the current economic condition of the Company and its ability to secure adequate financing for capital projects going forward. As a result, we compared the estimated future cash flows for certain land parcels, on an undiscounted basis, to the carrying value. In certain instances, the carrying value was higher and as such, we recorded an impairment loss of $148.0 million to write down the book value of the land to

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Land Held for Development (Continued)

the fair values. The fair values were calculated by management utilizing traditional real estate valuation techniques, primarily the sales comparison approach.

  Loss on Land Disposition

        During the year ended December 31, 2009, we recorded a loss on land disposition of $5.1 million related to a parcel of land in Reno, Nevada that had previously been held for development.

8. Investments in Joint Ventures

        We have various investments in 50% owned joint ventures, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions of the joint ventures, and the carrying value of investments may be reduced below zero, resulting in a deficit investment balance, when the investor is committed to provide further financial support for the investee. As of December 31, 2009, we have received distributions in excess of our equity earnings. The investment balance also includes any fair value adjustments recorded in conjunction with the Merger described in Note 1 and impairment charges discussed below. Investments in joint ventures consist of the following (amounts in thousands):

	Successor
	December 31,
	2009	2008
Green Valley Ranch (50.0%) (a)	$4,310	$26,162
Rancho Road (50.0%) (b)	—	366
Palms Casino Resort (6.7%)	—	4,080
Barley's (50.0%)	4,852	10,764
Wildfire Lanes (50.0%)	1,257	1,668
The Greens (50.0%)	70	510

Investments in joint ventures	$10,489	$43,550

Aliante Station (50.0%) (c)	$(38,389)	$(3,557)
Rancho Road (50.0%) (b)	(104,659)	—

Deficit investments in joint ventures	$(143,048)	$(3,557)

        (a)   Effective January 1, 2008, Green Valley Ranch distributed to its Members, or cancelled, as applicable, $200 million in notes receivable and the related accrued interest thereon. As a result, the $100 million due to unconsolidated affiliate and related accrued interest recorded on our consolidated balance sheet at December 31, 2007 was eliminated during the year ended December 31, 2008 with a corresponding reduction in our investment in Green Valley Ranch.

        (b)   As a result of the significant decline in real estate values in the Las Vegas valley, Rancho Road recorded an impairment charge related to its land held for development. Our investment in Rancho Road at December 31, 2009 reflects a deficit of approximately $104.7 million which is recorded as a long-term liability on our consolidated balance sheets.

        (c)   As a result of ongoing operating losses of Aliante Station and an impairment of our joint venture investment recognized during the year ended December 31, 2008, our investment in Aliante Station at

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Investments in Joint Ventures (Continued)

December 31, 2009 and 2008 reflect deficits of approximately $38.4 million and $3.6 million, respectively, which is recorded as a long-term liability on our consolidated balance sheets.

        As a result of the Merger, our investments in joint ventures balance as of December 31, 2007 differed from our ownership equity in these investments by $217.3 million due to the allocation of the purchase price to these investment accounts. Differences between our investments in joint ventures balance and the Company's underlying equity in the joint ventures attributable to land, goodwill and indefinite-lived intangible assets are not amortized. Differences attributable to depreciable assets and definite-lived intangible assets are amortized based on the estimated useful lives of the related assets and recorded in earnings from joint ventures on our consolidated statement of operations. During the years ended December 31, 2009 and 2008, we recorded approximately $0.1 million and $2.8 million, respectively, of depreciation and amortization related to these assets. As a result of amortization expense recorded during the years ended December 31, 2009, 2008 and the Successor Period, and impairment losses recorded during the three months ended December 31, 2009 discussed below, these differences have been fully written off as of December 31, 2009.

  Impairment Loss

        During the year ended December 31, 2009, it was determined that due to the ongoing recession and its impact on our estimated future cash flows from our investments in joint ventures, a triggering event, as described under the accounting guidance for the impairment or disposal of long-lived assets, had occurred related to certain of our investments in joint ventures. As a result, we compared the estimated future cash flows of each of our investments in joint ventures, on an undiscounted basis, to the carrying value. The carrying values for our investments in certain joint ventures were higher and as such, we recorded impairment losses totaling approximately $30.0 million to reduce the carrying values of our investments in these joint ventures to their fair values.

        During the three months ended December 31, 2008, it was determined that a triggering event, as described under the accounting guidance for the impairment or disposal of long-lived assets, had occurred related to a majority of our investments in joint ventures due to the ongoing recession which has caused us to decrease our estimates for projected cash flows from our investments in joint ventures. As a result, we compared the estimated future cash flows of each of our investments in joint ventures, on an undiscounted basis, to the carrying value. The carrying value for all of our investments in joint ventures, with the exception of Green Valley Ranch, was higher and as such, we recorded an impairment loss of approximately $273.0 million to reduce the carrying values of our investments in joint ventures to their fair values.

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	Successor
	December 31,
	2009	2008
Current assets	$78,715	$119,417
Property and equipment and other assets, net	1,775,436	2,109,933
Current liabilities	492,344	152,528
Long-term debt and other liabilities	1,356,243	1,711,428
Shareholders' equity	5,564	365,394

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Investments in Joint Ventures (Continued)

        Summarized results of operations for the joint ventures are as follows (amounts in thousands):

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
Net revenues	$459,688	$520,203	$81,609	$479,017
Operating costs and expenses	736,647	469,973	69,613	386,920

Operating income	(276,959)	50,230	11,996	92,097
Interest and other expense, net	114,141	128,298	15,744	66,191

Net (loss) income	$(391,100)	$(78,068)	$(3,748)	$25,906

        Our share of the operating (losses) earnings from these joint ventures is shown as a separate line item after operating income on our consolidated statements of operations. For the year ended December 31, 2009, operating losses from joint ventures includes a total of $124.9 million in impairment charges related primarily to impairment charges recorded by Rancho Road, LLC and Aliante Holding, LLC in connection with land held for development. In addition, our share of interest and other expense from these joint ventures is shown as a separate component under other expense on our consolidated statements of operations, which also includes our 50% interest in the mark-to-market valuation of the interest rate swaps that are not designated as hedging instruments. The following table identifies the total equity (losses) earnings from joint ventures (amounts in thousands):

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
Operating (losses) earnings from joint ventures	$(127,643)	$17,020	$5,875	$34,247
Interest and other expense from joint ventures	(40,802)	(47,643)	(4,743)	(23,503)

Net (losses) earnings from joint ventures	$(168,445)	$(30,623)	$1,132	$10,744

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Management Fees (Continued)

        We manage Thunder Valley on behalf of the UAIC and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens, and Wildfire Lanes. Our management fees are included in net revenues on our consolidated statements of operations. Management fees earned under our management agreements are recognized in revenue when the services have been performed, the amount of the fee is determinable, and collectability is reasonably assured.

10. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	Successor
	December 31,
	2009	2008
Accrued payroll and related	$20,973	$55,673
Accrued gaming and related	25,705	30,612
Other accrued expenses and current liabilities	44,998	29,742

Total accrued expenses and other current liabilities	$91,676	$116,027

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise

        Long-term debt consists of the following (amounts in thousands):

	Successor
	December 31,
	2009	2008
CMBS mortgage loan and related mezzanine financings, due November 12, 2010, interest at a margin above LIBOR (5.7% and 6.0% at December 31, 2009 and 2008, respectively) (a)(b)	$2,475,000	$2,475,000
Land Loan, due February 7, 2011, interest at a margin above LIBOR or Alternate Base Rate (6.5% and 7.6% at December 31, 2009 and 2008, respectively)	242,032	250,000
Revolver, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (5.2% and 3.9% at December 31, 2009 and 2008, respectively) (b)	628,237	628,237
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (4.7% and 3.8% at December 31, 2009 and 2008, respectively) (b)	245,000	247,500
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2009, net of unamortized discount of $20.1 million at December 31, 2008 (b)	450,000	429,914
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011, net of unamortized discount of $7.8 million at December 31, 2008 (b)	400,000	392,164
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009, net of unamortized discount of $47.9 million at December 31, 2008 (b)	442,000	402,051
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009, net of unamortized discount of $84.9 million at December 31, 2008 (b)	660,000	615,105
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011, net of unamortized discount of $45.1 million at December 31, 2008 (b)	300,000	254,942
Other long-term debt, weighted-average interest of 7.9% and 7.8% at December 31, 2009 and 2008, respectively, maturity dates ranging from 2010 to 2020	79,789	87,240

Total long-term debt	5,922,058	5,782,153
Current portion of long-term debt	(242,347)	(2,977,364)
Long-term debt subject to compromise (b)	(5,670,370)	—

Total long-term debt, net	$9,341	$2,804,789

(a)
Prior to the maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

(b)
Certain long-term debts are subject to compromise as a result of the Chapter 11 Case and are classified as liabilities subject to compromise in our consolidated balance sheet at December 31, 2009 as described below.

  Liabilities Subject to Compromise

        Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Court. In accordance with the accounting guidance for financial reporting by entities in reorganization under the bankruptcy code, these liabilities are classified as liabilities subject to compromise in our consolidated balance sheet as of December 31, 2009, and are adjusted to the expected amount of the allowed claims, even if they may be settled for lesser amounts. The expected amount of the allowed claims for certain liabilities subject to compromise differ from their prepetition carrying amounts mainly as a result of the write-off of approximately $185.7 million in debt discounts during the year ended December 31, 2009 and the reversal of approximately $88.6 million in nonperformance risk adjustments that had previously been included in the pre-petition fair values of the interest rate swap liabilities in accordance with the accounting guidance for fair value measurements. Adjustments to the claims may result from negotiations, payments authorized by the Court, or other events. It is anticipated that such adjustments, if any, could be material. As of December 31, 2009, pre-petition liabilities included in liabilities subject to compromise have been reduced as a result of the payment of certain accounts payable and notes payable as allowed by the court, and non-cash adjustments of the expected amount of the allowed claims related to interest rate swap liabilities. Any payment terms established for the liabilities subject to compromise will be established in connection with actual confirmation of the plan of reorganization. Liabilities subject to compromise are classified separately from long-term obligations and current liabilities.

        The following table summarizes the components of liabilities subject to compromise as of December 31, 2009 (in thousands):

December 31, 2009
CMBS mortgage loan and related mezzanine financings	$2,475,000
Revolver and term loan	873,237
6% senior notes	450,000
7 3/4% senior notes	400,000
6 1/2% senior subordinated notes	442,000
6 7/8% senior subordinated notes	660,000
6 5/8% senior subordinated notes	300,000
Other long-term debt	70,133
Interest rate swaps	141,793
Accrued interest	142,562
Payroll and related liabilities	25,330
Accounts payable and other liabilities	4,054

Total liabilities subject to compromise	$5,984,109

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

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

        The CMBS Loans are secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2010. Prior to the 2009 maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension. Interest on the CMBS Loans is equal to one-month LIBOR plus 5.3% per annum, which includes an additional 3.0% default rate. As a result of the Chapter 11 Case, interest due on the mezzanine financings is not being remitted to the mezzanine lenders. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with the authoritative guidance for accounting for derivative Instruments and hedging activities, is marked to market at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower paid a fixed rate of approximately 5.3% and received one-month LIBOR, terminating in November 2012. This interest rate swap was early terminated during the three months ended December 31, 2009 (see Note 12—Derivative Instruments).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of December 31, 2009, we were not in

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

compliance with the lease coverage ratio. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. During year ended December 31, 2009, $78.7 million was deposited in the collateral account in relation to this block.

  Land Loan

        On February 7, 2008, CV Propco, LLC, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 5.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 3.5% per annum, which includes an additional 2% default rate, at the borrower's election. The borrower is required to hedge the interest rate such that LIBOR will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower pays a fixed LIBOR rate of 3.0% and 3.7%, respectively, and receives one-month LIBOR. These interest rate swaps were early terminated in November 2009 (see Note 12—Derivative Instruments).

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

        During the first quarter of 2009, the lenders under the land loan, based on appraisals, indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement, and thus an event of default had occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the land loan and related accrued interest due and payable and to foreclose on the underlying collateral of the borrower which at December 31, 2009 and 2008 included land with a book value of $133.2 million and $501.1 million, repectively. In December 2009, the balance of the interest reserve account of $8.2 million was liquidated, and $8.0 million was applied as a principal reduction to the loan with the remainder applied to the swap termination settlement amount. In addition, the borrower did not make the November 2009 payments or any subsequent payments due on account of interest or the interest rate swap agreements. There is no recourse to the Company for any portion of the land loan that is not satisfied by the Borrower or the collateral. The

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

Company is in discussions with the lenders regarding solutions to the event of default however the Company can provide no assurance that it will be able to reach a solution with the lenders. As a result the outstanding indebtedness related to the land loan and the market value of the associated interest rate swap have been classified as current in the accompanying consolidated balance sheets at December 31, 2009. See Note 7 for a discussion of impairment charges recognized during the years ended December 31, 2009 and 2008 related to land held for development.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of December 31, 2009, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of December 31, 2009, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of December 31, 2009, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage, a maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio and a total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, we were not in compliance with the financial covenants in the Credit Agreement. In addition, the filing of the Chapter 11 Case constitutes an event of default under the terms of the Credit Agreement. Notwithstanding such events of default, in connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a Second Forbearance Agreement and Second Amendment to the Credit Agreement (the "Forbearance Agreement") with the lenders holding a majority of the commitments under its Credit Agreement pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement. The Forbearance Agreement terminated on January 31, 2010.

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

        We did not make scheduled interest payments on the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), $700 million 6 7/8% Senior Subordinated Notes due

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

2016 (the "2016 Subordinated Notes"), $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") or $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes") since February 1, 2009. The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have expired, resulting in an event of default under the indentures governing such indebtedness. In addition as a result of the filing of the Chapter 11 Case, the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have been accelerated and are due and payable, subject to the bankruptcy stay.

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

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. An event of default under the sale leaseback agreement for the corporate office building occurred on October 26, 2009 as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our consolidated balance sheets and depreciate it according to our policy. During the twelve months ended December 31, 2009 and 2008, we recorded interest expense related to this lease of approximately $5.3 million and $5.3 million, respectively. Future minimum lease payments related to this lease for the next five years are approximately $5.4 million, $5.5 million, $5.5 million, $5.6 million and $5.7 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

  Revolving Facility

        In conjunction with the Merger on November 7, 2007, we terminated our previous $2.0 billion revolving credit facility (the "Revolving Facility") due December 2010. As a result, we recorded a loss on

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

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

        At December 31, 2009, the estimated fair value of our long-term debt was approximately $3.8 billion, compared to the book value of $5.9 billion. The estimated fair value of our long-term debt at December 31, 2008 was approximately $3.9 billion, compared to the book value of approximately $5.8 billion. The estimated fair value amounts were based on quoted market prices on or about December 31, for our debt securities that are publicly traded. For the Revolver, Term Loan, CMBS Loans and Land Loan, the fair value approximates the carrying amount of the debt due to short-term maturities of the individual components of the debt.

        Scheduled maturities of long-term debt, excluding liabilities subject to compromise, are as follows (amounts in thousands):

Years ending December 31,
2010	$242,347
2011	5,670
2012	356
2013	621
2014	352
Thereafter	2,342

Total	$251,688

        Long-term debt included in liabilities subject to compromise is not included in the above table since the scheduled maturities are uncertain as a result of the Chapter 11 Case.

12. Derivative Instruments

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

        At December 31, 2009, we have a floating-to-fixed interest rate swap with a notional amount of $250 million, terminating in January 2011, which effectively converts a portion of our floating-rate debt to a fixed rate. This interest rate swap is not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap are recognized in earnings in the period of the change. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements. As of December 31, 2009, we paid a weighted-average fixed rate of approximately 3.0% and received one-month LIBOR which approximated 0.2% on this

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Derivative Instruments (Continued)

interest rate swap. As a result of the Chapter 11 Case, this interest rate swap is classified in liabilities subject to compromise at December 31, 2009.

        During the three months ended December 31, 2009, we early terminated a floating-to-fixed interest rate swap with a notional amount of $1.36 billion. Prior to termination, this cash flow hedges effectively converted a portion of our floating-rate debt to a fixed rate. This interest rate swap was not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap were recognized in earnings in the period of the change. The estimated expected amount of the allowed claim related to this interest rate swap is classified in liabilities subject to compromise at December 31, 2009.

        Also during the three months ended December 31, 2009, we early terminated two floating-to-fixed interest rate swaps with a combined notional amount of $250 million and it became probable that the original forecasted transactions would not occur. Prior to termination, these cash flow hedges effectively converted a portion of our floating-rate debt to a fixed rate. These interest rate swaps previously qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value being reported as a component of other comprehensive income (loss). The variable cash flow method was used to measure the ineffectiveness of the hedging relationship. Accordingly, the calculation of ineffectiveness involved a comparison of the present value of the cumulative change in the expected future cash flows of the variable portion of the interest rate swaps and the present value of the cumulative change in the expected future variable interest payments designated in the hedging relationship. During the first quarter of 2009, these interest rate swaps were de-designated as cash flow hedges for accounting purposes. As a result of the termination of these swaps, we reclassified $1.7 million in deferred losses, net of tax, from accumulated other comprehensive income into earnings. The total termination settlement amount of these swaps is recorded in accrued expenses and other current liabilities at December 31, 2009.

        During the second quarter of 2009, two interest rate swaps of one of our 50% owned joint ventures with notional amounts of $297.8 million were terminated and it became probable that the original forecasted transactions would not occur. As a result, we reclassified $0.3 million in deferred losses, net of tax, from accumulated other comprehensive income into earnings. As of December 31, 2009, the remaining interest rate swaps of our 50% owned joint ventures have a total notional amount of $420.0 million. Subsequent to December 31, 2009, these remaining interest rate swaps were early terminated, and as a result, the remaining balance of $2.0 million of deferred losses, net of tax, will be reclassified from accumulated other comprehensive income into earnings during the first quarter of 2010.

        Accumulated other comprehensive loss on our consolidated balance sheets includes deferred gains and losses related to our interest rate swaps that were previously designated as hedging instruments under the authoritative guidance for accounting for derivative instruments and hedging activities, as well as our proportionate share of our 50% owned joint ventures' deferred gains and losses on interest rate swaps that were previously designated as hedging instruments. We expect a total of approximately $2.0 million of deferred net losses related to these interest rate swaps, included in accumulated other comprehensive loss at December 31, 2009, to be reclassified into earnings during the next twelve months.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Derivative Instruments (Continued)

        The activity in deferred gains (losses) on derivatives included in accumulated other comprehensive loss is as follows (amounts in thousands):

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
Deferred losses on derivatives included in accumulated other comprehensive loss, beginning balance	$(8,414)	$(6,477)	$(7,791)	$(612)
Gains (losses) recognized in other comprehensive loss on derivatives (effective portion), net of tax	1,286	(1,937)	1,314	(7,179)
Losses reclassified from other comprehensive income into income (effective portion) in change of fair value of derivative instruments	3,152	—	—	—
Losses reclassified from other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	1,991	—	—	—

Deferred losses on derivatives included in accumulated other comprehensive loss, ending balance	$(1,985)	$(8,414)	$(6,477)	$(7,791)

        In accordance with the accounting guidance for financial reporting by entities in reorganization under the bankruptcy code, the Debtors' interest rate swap liabilities are classified as liabilities subject to compromise in our consolidated balance sheet as of December 31, 2009, and are adjusted to the expected amounts of the allowed claims, which are different than the prepetition amounts originally recorded on the financial statements. The losses resulting from these adjustments are recorded in reorganization items in the accompanying consolidated statements of operations for the year ended December 31, 2009.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Derivative Instruments (Continued)

        Presented below are the effects of derivative instruments on our consolidated statements of operations (amounts in thousands):

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
Amounts included in change in fair value of derivative instruments:
Gains (losses) from interest rate swaps	$28,019	$(19,762)	$(30,686)	$—
Losses from interest rate cap	(121)	(3,295)	—	—

Net gains (losses) for derivatives not designated as hedging instruments	27,898	(23,057)	(30,686)	—
Losses reclassified from other comprehensive income into income (effective portion)	(1,501)	—	—	—
Losses reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	(2,668)	—	—	—

Total derivative gains (losses) included in change in fair value of derivative instruments	23,729	(23,057)	(30,686)	—

Amounts included in reorganization items:
Losses from interest rate swaps	(80,790)	—	—	—

Amounts included in interest and other expense from joint ventures:
Gains (losses) for derivatives not designated as hedging instruments	7,936	(12,328)	(265)	—
Losses reclassified from other comprehensive income into income (effective portion)	(3,348)	—	—	—
Losses reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	(394)	—	—	—

Total derivative gains (losses) included in interest and other expense from joint ventures	4,194	(12,328)	(265)	—

Total derivative losses` included in consolidated statements of operations	$(52,867)	$(35,385)	$(30,951)	$—

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Derivative Instruments (Continued)

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps and interest rate cap resulted in an increase in interest expense of approximately $77.5 million, $35.1 million and $0.4 million for the years ended December 31, 2009 and 2008 and the Successor Period, respectively. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase (decrease) in interest and other expense from joint ventures in our consolidated statements of operations, and totaled approximately $10.6 million. $17.3 million and $(0.7) million for the years ended December 31, 2009 and 2008 and the Successor Period, respectively.

        The fair values of our outstanding derivative instruments are recorded in our consolidated balance sheet as follows (amounts in thousands):

	Fair Value at
Balance Sheet Classification	December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Interest rate swaps:
Other long-term liabilities	$—	$6,148
Derivatives not designated as hedging instruments:
Interest rate swaps:
Liabilities subject to compromise	141,793	—
Accrued expenses and other current liabilities	8,937	5,960
Other long-term liabilities	—	87,163

Total interest rate swaps not designated as hedging instruments	150,730	93,123

Total liability derivatives	$150,730	$99,271

Interest rate cap:
Other assets, net	$42	$163

Total asset derivatives	$42	$163

13. Commitments and Contingencies

  Leases

  Boulder Station Lease

        We entered into a ground lease for 27 acres of land on which Boulder Station is located. We lease this land from KB Enterprises, a company owned by the Frank J. Fertitta and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, Chairman, Chief Executive Officer and President of Station and Lorenzo J. Fertitta, Vice Chairman of Station. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through May 2018. In June 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In no

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

event will the rent for any period be less than the immediately preceding period. In June 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in June 2013, to purchase the land at fair market value. Our leasehold interest in the property is subject to a lien to secure borrowings under the CMBS Loan Documents.

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

  Wild Wild West Lease

        We amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located in December 2008. Under the amended agreement, we have an option to purchase the land on or before December 28, 2011 for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at December 31, 2009 and 2008. Additionally, the annual lease expense was increased from $1.6 million for the year ended December 31, 2008 to $2.1 million and $2.4 million for the years ended December 31, 2009 and 2010, respectively. In July 2013, and every three years thereafter, the rent will be adjusted by changes in the consumer price index, not to exceed 12% and shall at no time be decreased.

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

  Operating Leases

        We lease several parcels of land, buildings and equipment used in our operations. Leases on various parcels ranging from 2.5 acres to 47 acres have terms expiring between September 2010 and August 2103. Future minimum lease payments required under these operating leases and other non-cancelable operating leases are as follows (amounts in thousands):

Years ending December 31,
2010	$9,491
2011	9,460
2012	9,461
2013	9,372
2014	9,354
Thereafter	430,532

Total	$477,670

        Rent expense totaled approximately $9.7 million, $9.9 million, $1.2 million and $8.5 million for the years ended December 31, 2009 and 2008, the Successor Period and the Predecessor Period, respectively.

        During the year ended December 31, 2009, the Debtors rejected two operating leases related to unoccupied office space. Under Section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases with the approval of the Bankruptcy Court and under certain other conditions. Rejection constitutes a court-authorized termination of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of future obligations under such lease or contract, but creates a pre-petition claim for damages caused by such termination, subject to the Debtors' right to review and contest such claim. Parties whose contracts or leases are rejected may file claims against the Debtors for damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, the Debtors' financial statements include amounts classified as "liabilities subject to compromise" that the Debtors believe that the Bankruptcy Court will allow as claim amounts as a result of the Debtors' rejection of various executory contracts and unexpired leases. Additional amounts may be included in "liabilities subject to compromise" in future periods if additional executory contracts and unexpired leases are rejected. Conversely, the Debtors would expect that the assumption of certain executory contracts and unexpired leases may convert certain liabilities shown in future financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Debtors are unable to project the magnitude of such claims with any degree of certainty.

  Regulation and Taxes

        On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. On April 15,

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision. On July 16, 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Company is currently evaluating the impact of the Nevada Supreme Court's decision not to rehear the case. Accordingly, we have not recorded a receivable related to a refund for previously paid use tax on complimentary employee and patron meals in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision.

  Las Vegas Development

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. Through December 31, 2009, we have contributed an additional $43.7 million to fund the acquisition of additional property as well as design and development costs.

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the year ended December 31, 2008. Over the period of May 2007 through June 2008, we purchased an additional 11 acres of land adjacent to the 23 acres, bringing the total land held for development to 34 acres. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals,

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (the "NIGC"). Prior to obtaining third-party financing, we will contribute significant financial support to the project. Through December 31, 2009, we have advanced approximately $144.5 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through December 31, 2009, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On September 10, 2008, the U.S. Attorney representing the DOI exercised her right to have the case reassigned from a magistrate to an Article III judge, and the FIGR subsequently intervened in the lawsuit. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the compliant for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The Company believes that the allegations contained in the Complaint are without merit. The DOI and the FIGR filed motions to dismiss the amended complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the "Appeal") in the United States Court of Appeals for the Ninth Circuit Appeals, and the DOI agreed to voluntary stay the taking of the site into trust pending resolution of the appeal. The plaintiffs, including several who are now represented separately by a second attorney, filed their opening briefs on October 26, 2009. On November 4, 2009, DOI filed an unopposed motion to expedite the oral argument. DOI and FIGR then filed their answering briefs on November 25, 2009. The plaintiffs responded by filing reply briefs on December 28, 2009. The court clerk initially rejected the motion to expedite oral argument, but following FIGR's motion for reconsideration, the court has scheduled oral argument for April 15, 2010. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We have agreed to pay $6.0 million for our 50% interest in MPM, which is payable upon achieving certain milestones and is not reimbursable. As of December 31, 2009, payments totaling $6.0 million had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the Third Amended and Restated Management Agreement, subject to certain contingencies. Under the terms of the Third Amended and Restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Through December 31, 2009, we have advanced approximately $53.6 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from Gun Lake's gaming revenues. The Third Amended and Restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

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

        On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle the MGO Plaintiffs to any relief on the four issues raised in the MGO Complaint, and granted the parties' motion to dismiss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the MGO Plaintiffs filed a motion for

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

stay pending appeal with the District Court. On March 5, 2007, the District Court granted the MGO Plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions had been reviewed on appeal. On May 21, 2007, the MGO Plaintiffs filed their appellate brief in the United States Court of Appeal for the District of Columbia (the "Court of Appeals") appealing the District Court's decision. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the MGO Plaintiffs filed their reply brief. Oral arguments were heard on October 19, 2007. On April 29, 2008, the Court of Appeals affirmed the District Court's dismissal of the lawsuit filed by the MGO Plaintiffs.

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

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the Determination. On October 7, 2008, the DOI filed a motion to dismiss. On October 17, 2008, the plaintiff filed a motion to stop the DOI from taking land into trust for Gun Lake, which was denied by the District Court on January 26, 2009. The District Court filed an order that gave the plaintiff 21 days to submit a memorandum addressing whether the District Court still has jurisdiction in this case in light of the DOI accepting the land in trust for the benefit of Gun Lake. The DOI and Gun Lake filed their memoranda addressing this issue on April 6, 2009. On August 19, 2009, the DOI's motion to dismiss and motion for judgment on the pleadings was granted and the plaintiff's motions for preliminary injunctive relief were denied. On September 15, 2009, plaintiff filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit. On November 6, 2009, Gun Lake filed a Motion to Dismiss the appeal in part. The Motion has been referred to the panel of judges to whom the case will be assigned for decision. On January 8, 2010, the Court ordered the Court Clerk to enter a briefing schedule. To date, no briefing schedule has been issued. The Company believes that the appeal is without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact was subject to approval by the Michigan Legislature and, if approved, would regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. On August 8, 2007, the Michigan House of Representatives ratified the compact. On February 11, 2009, the Michigan Senate passed a resolution approving the compact. On February 19, 2009, the Michigan House of Representatives passed a similar resolution approving the Compact and the Compact was submitted to the Secretary of Interior for his approval. On April 22, 2009, the Compact became effective

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

by publication in the Federal Register. Prior to obtaining third-party financing, we will contribute significant financial support to the project. Construction on the project began in September 2009.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Through December 31, 2009, we have advanced approximately $11.9 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through December 31, 2009, $50,000 of these payments had been made and were expensed as incurred. Although the Company continues to fund advances to MITCR, given the recent recession and thus the revised expected potential of the project, as of December 31, 2009 the Company has fully impaired the associated long-term asset. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On January 17, 2008, the Bureau of Indian Affairs (the "BIA") issued a Finding of No Significant Impact with respect to the proposed project. On May 8, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint sought judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. The Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. On April 13, 2009, the District Court granted the DOI and MITCR's motion to dismiss. On May 13, 2009, the Plaintiff

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

filed an appeal in the U.S. Court of Appeals for the District of Columbia in Washington DC. The Plaintiff's brief was filed on September 14, 2009, and the MITCR and DOI's briefs were filed October 14, 2009. The Plaintiff's reply brief was filed October 28, 2009, and oral arguments were held on December 10, 2009. The Company believes that the appeal is without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. Through December 31, 2009, we have advanced approximately $15.7 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through December 31, 2009, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

14. Stockholders' Equity

  Successor Period

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At December 31, 2009, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders' Equity (Continued)

common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Certain actions defined as Major Actions in the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, require the approval of Thomas J. Barrack, Jr. and at least one of Frank J. Fertitta III or Lorenzo J. Fertitta. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At December 31, 2009, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders' Equity (Continued)

  Treasury Stock

        During the Predecessor Period, we repurchased approximately 1.3 million shares of our common stock for approximately $110.2 million, primarily through open market purchases. As of November 7, 2007, upon consummation of the Merger, all of our treasury stock was cancelled and retired.

  Other Comprehensive Loss

        The accounting guidance for reporting comprehensive income (loss) requires companies to disclose other comprehensive income (loss) and the components of such income (loss). Comprehensive income (loss) is the total of net income (loss) and all other non stockholder changes in equity. We have recorded the mark-to-market valuation of our interest rate swaps designated as hedging instruments and our 50% interest in the mark-to-market valuation of the interest rate swaps designated as hedging instruments at Green Valley Ranch and Aliante Station, as well as the unrealized gain (loss) on available-for-sale securities and the amortization of the unrecognized pension and postretirement benefit plan liabilities as other comprehensive (loss) income. Comprehensive loss was computed as follows (amounts in thousands):

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
Net loss	$(1,679,514)	$(3,268,500)	$(337,900)	$(57,656)
Mark-to-market valuation of interest rate swaps, net of tax	(1,286)	(1,937)	1,314	(7,179)
Unrealized gain (loss) on available-for-sale securities, net of tax	123	(695)	(119)	607
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	816	6,323	3,665	513

Comprehensive loss	$(1,679,861)	$(3,264,809)	$(333,040)	$(63,715)

        The components of accumulated other comprehensive loss are as follows (amounts in thousands):

	Successor
	December 31,
	2009	2008
Mark-to-market valuation of interest rate swaps, net of tax	$(1,985)	$(8,414)
Unrealized loss on available-for-sale securities, net of tax	(85)	(207)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	1,148	331

Accumulated other comprehensive loss	$(922)	$(8,290)

        The mark-to-market valuation of interest rate swaps, net of tax included in accumulated other comprehensive loss at December 31, 2009 relates to our 50% interest in the mark-to-market valuation of the interest rate swap at Green Valley Ranch that has been de-designated as a cash flow hedge during the

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders' Equity (Continued)

year ended December 31, 2009. The deferred net loss of $2.0 million related to this interest rate swap included in accumulated other comprehensive loss at December 31, 2009 is expected to be accreted as an increase in interest expense from joint ventures on our consolidated statement of operations during the first quarter of 2010 as a result of the termination of the swap.

15. Asset Impairments and Write-downs and Other Charges, Net

        Included in our statements of operations for the years ended December 31, 2009, 2008, the Successor Period and the Predecessor period are various pretax charges related to impairments of goodwill, intangible assets and other assets, as well as write-downs and other charges, net. Write-downs and other charges, net includes gains or losses on asset disposals, severance expense and other non-routine transactions. Components of asset impairments and write-downs and other charges, net were as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
Impairment of goodwill (Note 6)	$181,785	$2,594,992	$—	$8,043

Impairment of other intangible assets (Note 6)	$255,263	$327,326	$—	$8,588

Impairments of other assets:
Impairment of land held for development (Note 7)	$617,383	$147,968	$—	$—
Impairment of investments in joint ventures (Note 8)	30,003	272,961	—	—
Impairment of property and equipment (Note 5)	179,430	—	—	—
Impairment of Native American project costs and related capitalized interest	12,997	—	—	—

	$839,813	$420,929	$—	$—

Write-downs and other charges, net:
Write-off of abandoned projects	$2,362	$44,576	$—	$—
Loss (gain) on disposal of assets, net	478	4,546	754	(1,586)
Loss on land disposition (Note 7)	5,091	—	—	—
Severance expense	2,966	4,972	204	240
Management agreement/lease terminations	4,130	4,825	—	3,825
Reserve for note receivable from unconsolidated affiliate	5,261	—	—	—
Write-off of debt offering and restructuring fees	519	3,706	—	—

Write-downs and other charges, net	$20,807	$62,625	$958	$2,479

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Asset Impairments and Write-downs and Other Charges, Net (Continued)

  Impairment of Native American Project Costs and Related Capitalized Interest

        During the year ended December 31, 2009, we determined that a total of $13.0 million in advances and capitalized interest related to one of our Native American development agreements was not recoverable, and the carrying value of the project was written down to fair value, which approximates the fair value of the land. The fair value of the land is included in land held for development in our consolidated balance sheet at December 31, 2009.

  Write-off of Abandoned Projects

        During the years ended December 31, 2009 and 2008, due to the current economic conditions, we decided to abandon several projects at our properties that were in the developmental stage. In conjunction with these decisions, the costs incurred to date on such projects were expensed during the years ended December 31, 2009 and 2008. In addition, during the year ended December 31, 2008, we had various options to purchase land in northern Nevada that we allowed to lapse. The costs of these options, which were previously included in other assets, net were expensed during the year ended December 31, 2008.

  Management Agreement/Lease Termination

        During the year ended December 31, 2009, we expensed approximately $3.1 million related to the termination of an equipment lease and $1.0 million related to leased office space no longer being utilized. During the year ended December 31, 2008, we expensed approximately $1.7 million to terminate various leases related to land adjacent to the current Wild Wild West property and expensed $3.1 million related to an office space that we currently lease but no longer utilize. During the Predecessor period we incurred approximately $3.8 million in management agreement/lease termination expense primarily due to the termination of the management agreement related to Cherry nightclub at Red Rock.

  Reserve for Note Receivable from Unconsolidated Affiliate

        During the year ended December 31, 2009, we recognized a $5.3 million expense related to a note receivable from an unconsolidated affiliate that may not be recoverable. See Note 4 for additional information.

  Write-off of Debt Offering and Restructuring Fees

        Included in write-off of debt offering and restructuring fees is the write-off of fees and costs incurred in connection the termination of a debt restructuring project for one of our non-Debtor subsidiaries during 2009, and the write-off of cancelled debt offering fees and costs incurred to launch a private exchange offer in November 2008 that was subsequently terminated in December 2008.

16. Share-Based Compensation

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Share-Based Compensation (Continued)

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

        At December 31, 2009, we had unearned share-based compensation of approximately $41.1 million associated with Class B Units and Class C Units which is expected to be recognized over a period of approximately 3.75 years. During the year ended December 31, 2009, no Class B Units or Class C Units were granted. Should the Class B Units and the Class C Units be cancelled as a result of the Chapter 11 proceedings, the remaining unearned share-based compensation will be recognized upon cancellation.

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

        The Company determined the fair value associated with these units taking into account the estimated enterprise value of the Company, expected term of the units (5.5 years and 6.0 years for the years ended December 31, 2008 and 2007, respectively), expected volatility based on expected volatility of equity instruments of comparable companies (22% and 30% for the years ended December 31, 2008 and 2007 respectively) and a risk free rate of 3.33% and 4.01% for the years ended December 31, 2008 and 2007, respectively. The estimated fair value of the units will be recognized in expense on a straight-line basis over the requisite service periods of the awards.

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Share-Based Compensation (Continued)

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

  Stock Options

        No stock options have been issued since 2003 resulting in no assumptions for dividend yield, expected volatility, risk-free interest rate or expected term of option for the year ended December 31, 2007.

        The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the stock option. Total intrinsic value of stock options exercised was $3.3 million for the Predecessor Period.

        Net cash proceeds from the exercise of stock options was $0.6 million for the Predecessor Period, and there was no actual income tax benefit realized from stock option exercises for the Predecessor Period.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Share-Based Compensation (Continued)

  Restricted Stock

        There were no restricted stock grants in 2007, 2008 or 2009. The total fair value of restricted shares that vested for the Predecessor Period was $35.7 million. The fair value of restricted shares that vested due to the Merger on November 7, 2007 was $234.7 million for the Predecessor Period.

        The following table represents where recorded share-based compensation expense was classified in the accompanying consolidated statements of operations (amounts in thousands):

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
Total share-based compensation	$14,083	$14,445	$288,130	$143,714
Less compensation costs capitalized	(237)	(234)	—	(599)
Less reimbursed compensation costs	—	(62)	—	—

Share-based compensation recognized as expense	$13,846	$14,149	$288,130	$143,115

Casino expense	$89	$312	$—	$311
Selling, general &administrative	2,264	2,299	542	2,236
Corporate	8,296	8,025	287,145	13,384
Merger transaction costs	—	—	—	124,850
Development	768	1,357	443	1,842
Preopening	2,429	2,094	—	492
Earnings from joint ventures	—	62	—	—

Share-based compensation recognized as expense	13,846	14,149	288,130	143,115
Tax benefit	(4,846)	(4,952)	(100,846)	(50,090)

Share-based compensation expense, net of tax	$9,000	$9,197	$187,284	$93,025

17. Executive Compensation Plans

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Reorganization Items, Net

        Reorganization items, net represent amounts incurred as a direct result of the Chapter 11 Case and are presented separately in the consolidated statements of operations. The components of reorganization items are as follows (amounts in thousands):

Year Ended December 31, 2009
Professional fees and retainers	$66,522
Write-off of debt discount and debt issuance costs	225,011
Adjustment of swap carrying values to expected amounts of allowed claims	80,790
Other	3,565

Reorganization items, net	$375,888

        Professional fees include financial, legal and other services directly associated with the reorganization process. Cash payments for the year ended December 31, 2009 for professional fees and retainers and other reorganization items totaled $59.8 million. In accordance with the accounting guidance for financial reporting by entities in reorganization under the bankruptcy code, the Company ceased amortization of debt discounts and deferred debt issuance costs related to the liabilities subject to compromise on the Petition Date. Reorganization items, net for the year ended December 31, 2009 includes losses of $185.7 million and $39.3 million, respectively, representing the write-off of unamortized debt discounts and debt issuance costs related to certain liabilities subject to compromise. The write-off of these amounts resulted in an adjustment of the net carrying value of the related liabilities to the expected amount of the allowed claims.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Fair Value Measurements

        The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Assets
Company-owned life insurance—deferred compensation	$—	$20,089	$—	$20,089
Interest rate caps	—	42	—	42
Available-for-sale securities	394	—	—	394

Total assets measured at fair value on a recurring basis	$394	$20,131	$—	$20,525

Liabilities
Liabilities subject to compromise:
Interest rate swaps	$—	$141,793	$—	$141,793
Deferred compensation liabilities	1,054	—	—	1,054
Liabilities not subject to compromise:
Interest rate swaps	—	8,937	—	8,937

Total liabilities measured at fair value on a recurring basis	$1,054	$150,730	$—	$151,784

        The fair values of Company-owned life insurance deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms. The fair values of available-for-sale securities and deferred compensation liabilities are based on quoted prices in active markets. The fair values of interest rate swaps and interest rate caps are based on quoted market prices from various banks for similar instruments. These quoted market prices are based on relevant factors such as the contractual terms of our interest rate swap agreements and interest rate curves and are adjusted for the non-performance risk of either us or our counterparties, as applicable. Certain interest rate swaps have been terminated early, and the fair values of those terminated swaps are based on the close-out amounts quoted by the counterparties.

        Certain liabilities that are measured at fair value on a recurring basis have been reclassified to liabilities subject to compromise as a result of the Chapter 11 Case. For these liabilities, the fair values approximate the expected amounts of the allowed claims.

20. Retirement Plans

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

20. Retirement Plans (Continued)

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Retirement Plans (Continued)

        A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of the plan assets and the funded status is as follows (in thousands):

	Successor
	December 31,
	2009	2008
Change in pension benefit obligation:
Benefit obligation at beginning of year	$20,159	$28,580
Service cost	2,115	1,850
Interest cost	1,217	1,253
Plan amendments	—	(6,556)
Net actuarial gain	(1,318)	(73)
Benefits paid	(171)	(293)
Curtailment	—	(4,602)

Benefit obligation at end of year	$22,002	$20,159

Change in plan assets:
Contribution by Station	$171	$293
Benefits paid	(171)	(293)

Fair value of plan assets at end of year	$—	$—

Funded status of the plan (underfunded)	$(22,002)	$(20,159)
Unrecognized net actuarial loss	—	—
Unrecognized actuarial loss	—	—

Net amount recognized	$(22,002)	$(20,159)

Amounts recognized in the consolidated balance sheet consist of:
Current liabilities(a)	$(293)	$(293)
Accrued pension costs(a)	(23,474)	(20,376)
Accumulated other comprehensive income	1,765	510

Net amount recognized	$(22,002)	$(20,159)

Weighted average assumptions:
Discount rate	5.50%	5.50%
Salary rate increase	5.00%	5.00%

(a)
As a result of the Chapter 11 Case, the current liabilities and the accrued pension costs at December 31, 2009 are classified as liabilities subject to compromise in the accompanying consolidated balance sheets.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Retirement Plans (Continued)

        The components of the net periodic pension benefit cost consist of the following (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
Service cost	$2,115	$1,850	$303	$1,747
Interest cost	1,217	1,253	276	1,589
Amortization of prior service (credit) cost	(63)	(70)	46	265
Amortization actuarial losses	—	92	94	541

Net periodic pension cost	3,269	3,125	719	4,142
Curtailment charge	—	(1,525)	(20)	—

Total pension cost	$3,269	$1,600	$699	$4,142

        We expect benefits of approximately $0.3 million to be paid in each of the next five years and approximately $1.5 million to be paid in aggregate for the five years thereafter. These estimates are based on assumptions about future events and as such, actual payments may vary significantly from these estimates.

  401(k) Plan

        We have a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50% of the first 4% of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. In December 2008, we announced that we had elected to suspend the employer contribution effective January 1, 2009 therefore there were no matching contributions during the year ended December 31, 2009. Our matching contributions were approximately $3.7 million, $0.4 million, and $3.2 million for the years ended December 31, 2008, the Successor Period and the Predecessor Period, respectively.

21. Income Taxes

        We file a consolidated federal income tax return. For financial reporting purposes, we recorded income tax benefit of $289.9, $381.3 million, $26.7 million and $15.3 million for the years ended December 31, 2009 and 2008, the Successor Period and the Predecessor Period, respectively.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Income Taxes (Continued)

        The (benefit) provision for income taxes attributable to net (loss) income consists of the following (amounts in thousands):

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
Current	$(1,217)	$(585)	$(8,768)	$(8,399)
Deferred	(288,655)	(380,760)	(17,968)	(6,936)

Total income taxes	$(289,872)	$(381,345)	$(26,736)	$(15,335)

        The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Successor			Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Valuation adjustment	(15.8)	(0.9)	—	—
Lobbying and political	—	—	—	(0.3)
Goodwill impairment	(3.0)	(23.5)	—	—
Reversal of reserves for unrecognized tax benefits	—	(0.1)	—	—
Credits earned, net	—	—	—	1.2
Nondeductible officers compensation	—	—	—	1.8
Nondeductible transaction costs	—	—	—	(10.8)
Vesting of Class B and Class C Units	(0.2)	(0.2)	(27.7)	—
Golden parachute	—	—	—	(5.3)
Restructuring costs	(1.2)	—	—	—
Other, net	(0.1)	0.1	—	(0.6)

Effective tax rate	14.7%	10.4%	7.3%	21.0%

        We recorded $0, $2.0 million, $23.3 million, and $0 as increases to contributed capital for certain tax benefits from employee share-based compensation for the year ended December 31, 2009 and 2008, the Successor Period and the Predecessor Period, respectively. As part of the purchase accounting adjustment, $76.2 million of tax benefits from employee share-based compensation were recorded as a deferred tax asset related to net operating losses.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Income Taxes (Continued)

        The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	Successor
	December 31,
	2009	2008
Deferred tax assets:
Accrued vacation, bonuses and group insurance	$5,656	$6,066
Preopening and other costs, net of amortization	7,417	10,629
Accrued benefits	8,069	7,339
Comprehensive income adjustments	46	112
Net operating loss carryover	290,840	187,604
Financing arrangements	102,054	73,558
FICA credits	7,816	8,304
Minimum tax credit carryover	26,087	26,798
Other deferred tax assets	41,137	9,060
Valuation allowance	(343,714)	(32,277)

Total deferred tax assets	$145,408	$297,193

Deferred tax liabilities:
Prepaid expenses and other	$(16,805)	$(18,358)
Temporary differences related to property and equipment	(173,539)	(421,024)
Goodwill	—	—
Long term debt (fair market value adjustment)	—	(73,152)
Intangibles	(74,044)	(185,113)

Total deferred tax liabilities	(264,388)	$(697,647)

Net	$(118,980)	$(400,454)

        At December 31, 2009, the Company had an Alternative Minimum Tax ("AMT") credit carryover of approximately $26.1 million. AMT credits are available to be carried forward indefinitely and may be utilized against regular U.S. corporate tax to the extent that they do not exceed computed AMT calculations. The Company expects to utilize all of its AMT credits.

        At December 31, 2009, the Company had a general business credit ("GBC") carryover for U.S. federal income tax purposes of approximately $7.8 million. The GBC carryover will begin expiring in 2022. The accounting guidance for income taxes requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise a valuation allowance is applied. Based on the future reversal of existing temporary differences, the Company believes it will be unable to utilize the GBC carryover on a more likely than not basis and has recorded a full valuation allowance for this credit in the current year.

        As of December 31, 2009, the Company has a tax net operating loss carryover of approximately $854.6 million that expires in 2027, 2028 and 2029. Management believes that the realization of a portion of this deferred tax asset is more likely than not based on the future reversal of existing temporary differences. At December 31, 2009 and December 31, 2008, a valuation allowance was established against the portion of net operating loss that is more likely than not unrealizable. We did not record a valuation

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Income Taxes (Continued)

allowance at December 31, 2007 relating to recorded tax benefits because all benefits were more likely than not to be realized. At December 31, 2009, the Company has an income tax receivable of $18.7 million as a result of net operating loss carryback to the year 2006.

        Station or our subsidiaries file income tax returns as prescribed by the laws of the jurisdictions in which we operate. We are no longer subject to U.S. federal tax examination for years before 2003.

        Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were approximately $0.6 million at January 1, 2008 and $3.3 million at December 31, 2008. As of December 31, 2009, this amount was $0.7 million. The liability for unrecognized tax benefits was $8.9 million for the year ended December 31, 2008 and $10.3 million at December 31, 2009.

        We recognize accrued interest and penalties related to our unrecognized tax benefits in income tax expense. As of January 1, 2008, we had $0.4 million accrued for the payment of interest. Our liability for the payment of interest on our unrecognized tax benefits increased to $1.4 million as of December 31, 2008. The liability was reduced to zero as of December 31, 2009 because the net operating losses exceed taxable income including the unrecognized tax benefits. We do not anticipate any penalty assessments associated with our liability for unrecognized tax benefits. In the next twelve months, the Company does not expect the liability for the unrecognized benefits to change significantly.

        A summary of the changes in the gross amount of unrecognized tax benefit is shown below (in millions):

	Successor
	December 31,
	2009	2008
Balance at the beginning of the year	$8.9	$3.3
Additions based on tax positions related to the prior year	1.4	6.8
Reductions based on tax positions related to prior years	—	(0.3)
Additions based on tax positions related to the current year	—	0.2
Statute expirations	—	(1.1)

Balance at the end of the year	$10.3	$8.9

22. Legal Matters

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

  Luckevich, Scott and St. Cyr Litigation

        On February 4, 2008, Josh Luckevich, Cathy Scott and Julie St. Cyr filed a purported class action complaint against the Company and certain of its subsidiaries in the United States District Court for the District of Nevada, Case No. CV-00141 (the "Federal Court Action"). The plaintiffs are all former employees of the Company or its subsidiaries. The complaint alleged that the Company (i) failed to pay its

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Legal Matters (Continued)

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

  Chapter 11 Case

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

        On February 10, 2010, the Company's wholly owned subsidiary, GV Ranch Station, Inc. ("GV Ranch"), filed a Voluntary Petition for Chapter 11 Protection in the United States Bankruptcy Court, District of Nevada, Case No. 10-50381-gwz. GV Ranch and its joint venture partner, GCR Gaming, LLC ("GCR"), each own a 50% equity interest in Green Valley Ranch Gaming, LLC, an entity that holds as its asset the Green Valley Ranch Resort and Casino, located in Henderson Nevada ("GVR"). GV Ranch manages GVR under an operating agreement executed between the GV Ranch, GCR, and Green Valley Ranch Gaming, LLC (the "Operating Agreement"). On February 18, 2010, GCR filed a motion in the Bankruptcy Court seeking (i) dismissal of the G.V. Ranch Chapter 11 case as a bad faith filing; or, in the alternative (ii) rejection of the Operating Agreement; or, in the alternative (iii) relief from the automatic stay to enforce its rights under the Operating Agreement. In its motion, GCR alleges that GV Ranch mismanaged the property by, among other things, diverting business from GVR to another Station-managed property. The motion, along with a motion for joint administration of the case with Station's bankruptcy cases in the same court, will be heard on April 19, 2010. The Company vigorously denies any and all of GCR's allegations.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Debtor Condensed Combined Financial Statements

        As discussed in Note 1, on July 28, 2009 the Company and certain of its affiliates filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, under chapter 11 of title 11 of the United States Code.

        The following condensed combined balance sheet as of December 31, 2009, condensed combined statement of operations and condensed combined statements of cash flows for the post-petition period from July 28, 2009 through December 31, 2009 are presented on a combined basis for Station Casinos, Inc. and its wholly owned subsidiaries that are debtors in the Chapter 11 Case. Station Casinos, Inc.'s investments in non-debtor subsidiaries are accounted for under the equity method in the following condensed financial statements of the debtors. The debtor entities included in the following condensed combined financial statements are Station Casinos, Inc., FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Debtor Condensed Combined Financial Statements (Continued)

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED BALANCE SHEETS

(amounts in thousands, except share data)

December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,283
Restricted cash	95,783
Receivables, net	24,373
Inventories	12
Prepaid expenses	5,567

Total current assets	128,018
Property and equipment, net	1,832,068
Intangible assets, net	5,975
Land held for development	24,192
Investments in subsidiaries	2,923,274
Other assets, net	69,137

Total assets	$4,982,664

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Debtor-in-possession financing	$193,151
Accounts payable	544
Accrued interest payable	3,818
Accrued expenses and other current liabilities	22,856

Total current liabilities	220,369
Intercompany payables to non-debtors, net	934,789
Deferred income tax, net	123,828
Other long-term liabilities, net	6,957

Total liabilities not subject to compromise	1,285,943
Liabilities subject to compromise	6,032,109

Total liabilities	7,318,052

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417
Additional paid-in capital	2,951,031
Accumulated other comprehensive loss	(922)
Accumulated deficit	(5,285,914)

Total stockholders' deficit	(2,335,388)

Total liabilities and stockholders' deficit	$4,982,664

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Debtor Condensed Combined Financial Statements (Continued)

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(amounts in thousands)

For the period from July 28, 2009 through December 31, 2009
Operating revenues:
Other	$107,344
Management fees	10,537

Total revenues	117,881

Operating costs and expenses:
Corporate, selling, general and administrative expenses	4,065
Development	902
Depreciation and amortization	17,972
Preopening	92
Impairment of goodwill	—
Impairment of other assets	71,023
Write-downs and other charges, net	3,128

97,182

Operating income	20,699

Equity in pretax losses of non-debtor subsidiaries	(1,427,156)

Operating income and equity in pretax losses of non-debtor subsidiaries	(1,406,457)

Other (expense) income:
Interest expense, net	(56,073)
Change in fair value of derivative instruments	6,762

(49,311)

Loss before reorganization items and income taxes	(1,455,768)

Reorganization items, net	(381,620)

Loss before income taxes	(1,837,388)
Income tax benefit	287,822

Net loss	$(1,549,566)

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Debtor Condensed Combined Financial Statements (Continued)

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(amounts in thousands)

For the period from July 28, 2009 through December 31, 2009
Cash flows from operating activities:
Net loss	$(1,549,566)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,972
Change in fair value of derivative instruments	(6,762)
Share-based compensation	6,178
Impairment of other assets	71,023
Write-downs and other charges, net	3,128
Equity in pretax losses of non-debtor subsidiaries	1,427,156
Reorganization items	381,620
Changes in assets and liabilities:
Restricted cash	(47,588)
Receivables, net	(11,804)
Inventories, prepaid expenses and other assets	(2,328)
Deferred income taxes	(296,432)
Accounts payable	322
Accrued interest	(3,094)
Accrued expenses and other current liabilities	15,583
Other, net	33,816

Total adjustments	1,588,790

Net cash provided by operating activities before reorganization items	39,224

Net cash used for reorganization items	(25,449)

Net cash provided by operating activities	13,775

Cash flows from investing activities:
Capital expenditures	(3,698)
Proceeds from sale of land, property and equipment	615
Investments in subsidiaries	(200,282)
Other, net	(2,180)

Net cash used in investing activities	(205,545)

Cash flows from financing activities:
Borrowings under DIP Facility	124,651
Borrowings under Unsecured Revolving Loan Promissory Note	68,500
Other, net	(1,255)

Net cash provided by financing activities	191,896

Cash and cash equivalents:
Increase in cash and cash equivalents	126
Balance, beginning of period	2,157

Balance, end of period	$2,283

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Subsequent Events

        Subsequent to December 31, 2009, we did not make scheduled interest payments totaling $3.1 million on the Land Loan.

        On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc., filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code.

        On March 24, 2010, the Debtors filed a joint plan of reorganization under Chapter 11 of the Bankruptcy Code. As part of the Joint Plan of Reorganization, the mortgage lenders to FCP Propco, LLC, holding debt secured by Red Rock Casino Resort Spa, Palace Station, Boulder Station, and Sunset Station, will become the equity owners of a newly-formed company and will sell 46% of the equity in that new company to an affiliate of Fertitta Gaming LLC, a newly-formed entity owned by Frank Fertitta III and Lorenzo Fertitta, who will make a significant new investment to purchase their equity in the new company. The remaining equity will be owned primarily by the Propco Lenders and Colony Capital, who will also be making a new investment in the company. Fertitta Gaming, an entity owned by the Fertittas, will also manage the Propco Properties under a long-term management agreement The Joint Plan of Reorganization also calls for the Company to seek to conduct a sale process for the remaining assets of the Company, under the supervision of the Bankruptcy Court.

        The Joint Plan of Reorganization and the disclosure statement have not yet been approved by the Bankruptcy Court and are subject to further negotiations with creditors of the Company and its subsidiaries. As a result, the Joint Plan of Reorganization and the disclosure statement may be materially modified before approval. In addition to customary Chapter 11 proceedings, the completion of the transaction is subject to Hart-Scott-Rodino and other antitrust reviews and customary closing conditions.

        We evaluated all activity of the Company and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

25. Quarterly Financial Information (Unaudited)

	Successor
	Year ended December 31, 2009
(amounts in thousands)	First Quarter (a)	Second Quarter (b)	Third Quarter (c)	Fourth Quarter (d)
Net revenues	$282,748	$267,161	$255,725	$256,515
Operating income (loss)	27,730	15,888	8,543	(1,264,700)
Loss before income taxes	(10,924)	(75,491)	(432,597)	(1,450,374)
Net loss	(33,709)	(65,331)	(455,400)	(1,125,074)

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Quarterly Financial Information (Unaudited) (Continued)

	Successor
	Year ended December 31, 2008
(amounts in thousands)	First Quarter (e)	Second Quarter (f)	Third Quarter (g)	Fourth Quarter (h)
Net revenues	$352,317	$339,102	$316,968	$289,764
Operating income (loss)	59,921	50,950	41,419	(3,369,142)
(Loss) income before income taxes	(96,585)	20,941	(38,074)	(3,536,127)
Net (loss) income	(70,864)	18,589	(23,434)	(3,192,791)

(a)
Includes a gain on early retirement of debt of $40.3 million and an increase in fair value of derivative instruments of $19.0 million.

(b)
Includes an increase in fair value of derivative instruments of $14.6 million

(c)
Includes reorganization items, net of $370.7 million related to the Chapter 11 Case, and an increase in fair value of derivative instruments of $1.5 million.

(d)
Includes impairment losses totaling $1.28 billion including $181.8 million for goodwill, $255.3 million for other intangible assets, $617.4 million for land held for development, $179.4 for property and equipment, and $43.0 million for other assets. Also included in fourth quarter results are reorganization items, net of $5.2 million related to the Chapter 11 Case, and a decrease in fair value of derivative instruments of $11.4 million.

(e)
Includes a decrease in fair value of derivative instruments of $58.4 million.

(f)
Includes an increase in fair value of derivative instruments of $65.1 million.

(g)
Includes an increase in fair value of derivative instruments of $16.2 million.

(h)
Includes asset impairments and write-downs and other charges, net of $3.40 billion and a decrease in fair value of derivative instruments of $46.0 million.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION

        None

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

CERTIFICATIONS

        The Chief Executive Officer and the Chief Accounting Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2009.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    1.    Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

  Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

  Consolidated Balance Sheets as of December 31, 2009 and 2008

  Years ended December 31, 2009 and 2008, respectively, Successor Period from November 8, 2007 through December 31, 2007, and Predecessor Period from January 1, 2007 through November 7, 2007

    Consolidated Statements of Operations

    Consolidated Statements of Stockholders' (Deficit) Equity

    Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements

  2.
  None

  3.
  Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 23, 2007 among the Company, Fertitta Colony Partners LLC and FCP Acquisition Sub. (Incorporated herein by reference to the Company's Form 8-K dated February 23, 2007)
2.2	Joint Chapter 11 Plan of Reorganization for the Company and its Affiliated Debtors dated March 24, 2010. (Incorporated herein by reference to the Company's Form 8-K dated March 24, 2010)
3.1	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
3.2	Amended and Restated Bylaws of the Company. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
4.1	Form of 6% Senior Notes of the Company (March 2004 Issue). (Included in Exhibit 4.2 which is incorporated herein by reference to Registration Statement No. 333-113986)
4.2	Indenture dated as of March 17, 2004 between the Company and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to Registration Statement No. 333-113986)
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

Exhibit Number	Description
4.6	Indenture dated as of February 27, 2004 between the Company and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003)
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

Exhibit Number	Description
10.10	Amended and Restated First Mezzanine Note A-1 dated as of March 19, 2008 by FCP Mezzco Borrower I, LLC in favor of German American Capital Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
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

Exhibit Number	Description
10.21	Fourth Mezzanine Note A-1-a dated as of March 19, 2008 by FCP Mezzco Borrower IV, LLC in favor of German American Capital Corporation. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008)
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

Exhibit Number	Description
10.33	Sublease (Red Rock) dated as of March 19, 2008, by and between the Company and Charleston Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
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

Exhibit Number	Description
10.45	Rent Agreement to the First Amendment to Ground Lease and Sublease dated as of March 30, 2003 between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 2003)
10.46	Ground Lease dated as of June 1, 1995 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.47	First Amendment to Ground Lease dated as of June 30, 1995 between the Company and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
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

Exhibit Number	Description
10.59	Transfer Restriction Agreement dated as of November 7, 2007 among Frank J. Fertitta, III, Lorenzo J. Fertitta, Thomas J. Barrack, Jr., FCP Holding, Inc. and Fertitta Partners LLC. (Incorporated herein by reference to Exhibit 7.29 of Amendment No. 34 and 35 to Schedule 13D filed by Frank J. Fertitta III, Lorenzo J. Fertitta, Thomas J. Barrack, Jr. and FCP VoteCo, LLC with respect to the Company with the SEC on November 13, 2007)
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

STATION CASINOS, INC.
Dated: March 31, 2010	By:	/s/ FRANK J. FERTITTA III Frank J. Fertitta III Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III Frank J. Fertitta III	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2010
/s/ LORENZO J. FERTITTA Lorenzo J. Fertitta	Vice Chairman and Director	March 31, 2010
/s/ THOMAS M. FRIEL Thomas M. Friel	Executive Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2010
/s/ THOMAS J. BARRACK, JR. Thomas J. Barrack, Jr.	Director	March 31, 2010
/s/ JAMES E. NAVE James E. Nave	Director	March 31, 2010
/s/ JONATHAN H. GRUNZWEIG Jonathan H. Grunzweig	Director	March 31, 2010

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. RESERVED
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
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
STATION CASINOS, INC. (Debtor and Debtor-In Possession) CONSOLIDATED BALANCE SHEETS (amounts in thousands, except per share data)
STATION CASINOS, INC. (Debtor and Debtor-In Possession) CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands)
STATION CASINOS, INC. (Debtor and Debtor-In-Possession) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (amounts in thousands)
STATION CASINOS, INC. (Debtor and Debtor-In-Possession) CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)
STATION CASINOS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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