Form 10-K/A
period 2009-12-31
STATION CASINOS INC
filed 2010-04-30
CIK 898660

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

         As of January 31, 2010, there were 41.7 shares outstanding of the registrant's voting common stock and 41,674,838 shares outstanding of the registrant's non-voting common stock. The issued and outstanding equity securities of the registrant are all owned by FCP Holding, Inc., Fertitta Partners LLC and FCP VoteCo LLC.

Documents Incorporated by Reference
None.

 EXPLANATORY NOTE

        The registrant filed with the Securities and Exchange Commission (the "SEC") an Annual Report on Form 10-K for the year ended December 31, 2009 ("Form 10-K") on March 31, 2010, pursuant to which it incorporated by reference the information required by Part III thereof as an amendment to such Form 10-K to be subsequently filed with the SEC. Accordingly, Part III, Items 10 through 14, on the Form 10-K are hereby amended along with the cover page. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive office and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1 on Form 10-K/A under Item 15 hereof.

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

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

        The Company's Amended and Restated Bylaws require that the number of directors on the Board of Directors be not less than one nor more than ten. Currently, the Board of Directors has fixed the number of directors at five. All directors hold their positions until their terms expire and until their respective successors are elected and qualified. Executive officers are elected by and serve at the discretion of the

Board of Directors. The following table sets forth the directors and executive officers of the Company as of March 31, 2010 and provides their respective ages and positions with the Company.

Name	Age	Position
Frank J. Fertitta III (*)	48	Chairman of the Board, Chief Executive Officer and President
Thomas M. Friel	46	Executive Vice President, Chief Accounting Officer and Treasurer
Richard J. Haskins	46	Executive Vice President, General Counsel and Secretary
Kevin L. Kelley (**)	52	Executive Vice President and Chief Operating Officer
Scott M Nielson	52	Executive Vice President and Chief Development Officer
Lorenzo J. Fertitta (*)	41	Vice Chairman of the Board
Thomas J. Barrack, Jr.	62	Director
Jonathan H. Grunzweig	46	Director
James E. Nave, D.V.M.	65	Director

(*)
Frank J. Fertitta III and Lorenzo J. Fertitta are brothers.

(**)
Kevin L. Kelley is Frank J. Fertitta III's brother-in-law.

        Set forth below is a description of the backgrounds, including business experience, for each of our directors and executive officers as of December 31, 2009.

        Frank J. Fertitta III.    Mr. Fertitta has served as Chairman of the Board of the Company since February 1993, Chief Executive Officer since July 1992 and President since July 2008. Mr. Fertitta also served as President of the Company from 1989 until July 2000. He has held senior management positions since 1985, when he was named General Manager of Palace Station. He was elected a director of the Company in 1986, at which time he was also appointed Executive Vice President and Chief Operating Officer. Mr. Fertitta is a co-owner of Zuffa, LLC which is the parent company of the Ultimate Fighting Championship. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the Company's pending bankruptcy proceedings. The Company believes that Mr. Fertitta's experience and business expertise in the gaming industry, as well as his position as a principal stockholder of the Company, give him the qualifications and skills to serve as a Director.

        Thomas M. Friel.    Mr. Friel was appointed Executive Vice President, Chief Accounting Officer and Treasurer of the Company in March 2007. He served as Vice President of Finance and Corporate Controller from July 1999 to March 2007. Mr. Friel is a Certified Public Accountant. He is a member of the Board of Directors of Big Brothers and Big Sisters of Southern Nevada. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the Company's pending bankruptcy proceedings.

        Richard J. Haskins.    Mr. Haskins was appointed Executive Vice President and Secretary of the Company in July 2004 and has served as General Counsel of the Company since April 2002. He previously served as Assistant Secretary from September 2003 to July 2004, as Vice President and Associate General Counsel from November 1998 to March 2002 and as General Counsel of Midwest Operations from November 1995 to October 1998. From 1990 to October 1995, Mr. Haskins was in private legal practice, most recently as a partner in the Kansas City, Missouri law firm of Rose Brouillette & Shapiro P.C. Mr. Haskins is a member of the American Bar Association, Kansas Bar Association, Missouri Bar Association and Nevada Bar Association. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the Company's pending bankruptcy proceedings.

        Kevin L. Kelley.    Mr. Kelley became Executive Vice President and Chief Operating Officer of the Company on January 7, 2008. He was previously employed as Senior Vice President for Las Vegas Sands Corp. From January 2003 to May 2006, he served as President and Chief Operating Officer of Hard Rock Hotel, Inc. Prior to joining Hard Rock Hotel, Inc., Mr. Kelley served the Company in various capacities from August 1993 to January 2003, most recently as President of Westside Operations, where he oversaw all operations of the Company's five west side properties. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the Company's pending bankruptcy proceedings.

        Scott M Nielson.    Mr. Nielson was appointed Chief Development Officer of the Company in July 2004 and has been an Executive Vice President of the Company since June 1994. He served as Chief Legal Officer from March 2002 to July 2004 and General Counsel from 1991 to March 2002. In 1992, he was appointed Secretary of the Company and served in that position until July 2004. From 1991 through June 1994, he served as Vice President of the Company. From 1986 to 1991, Mr. Nielson was in private legal practice as a partner in the Las Vegas firm of Schreck, Jones, Bernhard, Woloson & Godfrey (now Brownstein Hyatt Farber Schreck, LLP), where he specialized in gaming law and land use planning and zoning. Mr. Nielson is a member of the American Bar Association, the Nevada Bar Association and the International Association of Gaming Attorneys. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the Company's pending bankruptcy proceedings.

        Lorenzo J. Fertitta.    Mr. Fertitta was appointed Vice Chairman of the Board of the Company in December 2003 and has served as a director since 1991. Mr. Fertitta also served as President of the Company from July 2000 until June 30, 2008. Mr. Fertitta is a co-owner of Zuffa, LLC which is the parent company of the Ultimate Fighting Championship and has served as its chairman and chief executive officer since June 2008. From 1991 to 1993, he served as Vice President of the Company. Mr. Fertitta served as President and Chief Executive Officer of Fertitta Enterprises, Inc. from June 1993 to July 2000, where he was responsible for managing an investment portfolio consisting of marketable securities and real property. Mr. Fertitta served as a member of the Board of Directors of the Nevada Resort Association from 2001 to 2008. Mr. Fertitta served as a director of the American Gaming Association from December 2005 to May 2008 and as a commissioner on the Nevada State Athletic Commission from November 1996 until July 2000. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the Company's pending bankruptcy proceedings. The Company believes that Mr. Fertitta's experience and business expertise in the gaming industry, as well as his position as a principal stockholder of the Company, give him the qualifications and skills to serve as a Director.

        Thomas J. Barrack, Jr.    Mr. Barrack was appointed to the Board of Directors in connection with the Merger on November 7, 2007. Mr. Barrack is the Founder, Chairman and Chief Executive Officer of Colony Capital, LLC. Colony Capital, LLC is the sole managing member of Colony Capital Acquisitions, LLC. During the past five years, Mr. Barrack has, in such positions, provided overall strategic and investment direction and leadership to Colony Capital, LLC and its affiliates. Mr. Barrack is the executive chairman of Colony Financial, Inc. and served on the board of directors of Continental Airlines from 1994 through September 2007. Mr. Barrack has served as Chairman and Chief Executive Officer of each of Colony Capital, LLC ("Colony Capital") and Colony Advisors, LLC ("Colony Advisors") since their organization in August 1992 and September 1991, respectively. Colony Capital and Colony Advisors are international real estate investment and management firms. Mr. Barrack is a Director of Kerzner International Limited, a private developer of resort and gaming properties worldwide. Mr. Barrack also serves as a Director of RIH Resorts, LLC., which owns and operates casino hotels in Atlantic City, New Jersey, and Tunica, Mississippi. In addition, Mr. Barrack is currently a director of Colony Financial, Inc., Challenger Financial Services Group Limited, and Accor S.A. Within the last five years, Mr. Barrack previously served as a director of Continental Airlines, Inc. and First Republic Bank through September 2007. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the Company's pending bankruptcy proceedings. The Company believes that Mr. Barrack's extensive business experience and expertise in the gaming industry give him the qualifications and skills to serve as a Director.

        Jonathan H. Grunzweig.    Mr. Grunzweig was appointed to the Board of Directors on December 19, 2007. He is currently a member of the Audit Committee. Mr. Grunzweig is a Principal and the Chief Investment Officer of Colony Capital, LLC. Prior to joining Colony Capital, LLC in 1999, Mr. Grunzweig was a Partner with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, where he specialized in corporate finance and mergers and acquisitions. Mr. Grunzweig also served as General Counsel for Colony Capital, LLC's global investment program for a period of time prior to a two-year relocation to London for Colony Capital, LLC. Mr. Grunzweig is a director of Challenger Life No. 2 Limited and is Mr. Barrack's designated proxy for Challenger Financial Services Group Limited. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the Company's pending bankruptcy proceedings. The Company believes that Mr. Grunzweig's experience and expertise in corporate finance and legal matters give him the qualifications and skills to serve as a Director.

        James E. Nave, D.V.M.    Dr. Nave was appointed to the Board of Directors on December 19, 2007. Dr. Nave had served as a director of the Company from March 2001 until November 7, 2007 at which time he voluntarily resigned from the Board of Directors upon the consummation of the Merger. During that period, he was the Chairman of the Audit Committee and served on the Governance and Compensation Committee. He is currently a member of the Audit Committee. Dr. Nave has been an owner of the Tropicana Animal Hospital since 1974 and has been the owner and manager of multiple veterinary hospitals since 1976. Dr. Nave has also served on the Board of Directors of Bank West of Nevada since 1994, where he also serves as Chairman of the Site Committee. Dr. Nave has served on the Board of Directors of Western Alliance Bancorporation since 2003, where he also serves as a member of the Audit and Compensation Committees. Dr. Nave is also the Globalization Liaison Agent for Education and Licensing for the American Veterinary Medical Association and was the Chairperson of the National Commission for Veterinary Economics Issues from 2001 through July 2007. In addition, Dr. Nave is a member and past President of the Nevada Veterinary Medical Association, the Western Veterinary Conference and the American Veterinary Medical Association. He is also a member of the Clark County Veterinary Medical Association, the National Academy of Practitioners, the American Animal Hospital Association and the Executive Board of the World Veterinary Association. Dr. Nave was a member of the University of Missouri, College of Veterinary Medicine Development Committee from 1984 to 1992. He was also a member of the Nevada State Athletic Commission from 1988 to 1999 and served as its chairman from 1989 to 1992 and from 1994 to 1996. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for a description of the Company's pending bankruptcy proceedings. The Company believes that Dr. Nave's financial and business expertise, including his diversified background of managing and directing a variety of public and private organizations, give him the qualifications and skills to serve as a Director.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's executive officers and directors who own more than 10% of the Company's common stock to file reports of ownerships on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and 10% stockholders are required by the SEC to furnish the Company with copies of all Forms 3, 4 and 5 they file. No such reports were required to be filed during 2009.

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

AUDIT COMMITTEE FINANCIAL EXPERT

        The Board of Directors has a separately designated standing Audit Committee, which is composed of Dr. James E. Nave, D.V.M. and Jonathan H. Grunzweig. In light of the absence of a public trading market for our common stock, our Board has not designated any member of the Audit Committee as an "audit committee financial expert" nor has it designated any member of the Board as a "lead independent director." We believe that Dr. Nave would be considered an independent director (as independence is defined in Section 303A.02 of the listing standards of the New York Stock Exchange (the "NYSE"), the national securities exchange upon which our common stock was listed prior to the Merger). However, we believe that Mr. Grunzweig would not be considered an independent director under such standards because of his relationship with Colony Capital, LLC and certain of its affiliates which hold significant interests in FCP and FCP VoteCo, which own 74.1% of our outstanding shares of non-voting common stock and 100% of our outstanding shares of voting common stock, respectively.

BOARD LEADERSHIP STRUCTURE AND RISK OVERSIGHT

        The Company does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, as it believes making that determination based on the position and direction of the Company and the membership of the Board is in the best interest of the Company. Frank J. Fertitta III serves as the Chairman, Chief Executive Officer and President of the Company. The Board of Directors determined that the combination of these roles is in the best interest of the Company's stakeholders because this structure makes the best use of Mr. Fertitta's extensive knowledge of the Company and its industry, as well as fostering greater communication between the Company's management and the Board.

        The Board of Directors as a whole oversees the Company's risk management activities, and receives regular reports from the Company's risk management and compliance departments. In addition, the Board of Directors has assigned the Audit Committee primary responsibility for the oversight of risk management activities related to financial risk.

        The Company does not currently have a formal policy with respect to the consideration of diversity in identifying director nominees.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

        This section provides an overview and analysis of our compensation program and policies and the material compensation decisions we have made under those programs and policies. This section also discusses the material elements of the compensation of each of the executive officers as of December 31, 2009 identified below, whom we refer to as our "Named Executive Officers":

  •
  Frank J. Fertitta III, Chairman of the Board, Chief Executive Officer and President;

  •
  Lorenzo J. Fertitta, Vice Chairman of the Board and former President;

  •
  Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer;

  •
  Richard J. Haskins, Executive Vice President, General Counsel and Secretary;

  •
  Kevin L. Kelley, Executive Vice President and Chief Operating Officer; and

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

        Our primary objectives in setting compensation policies are to develop a program designed to attract and retain those individuals needed to successfully implement the Company's strategy and to reward them relative to the Company's performance. We set compensation policies to promote profitable growth and to retain highly talented, motivated individuals with a long-term vision for the Company and we also seek to align the financial interest of the Company's executives with that of our stakeholders. To achieve this goal, we believe that a significant portion of the Company's executives' compensation should be "at risk" and tied to the achievement of annual and long-term corporate performance criteria. We believe the Company's compensation policies and practices for both executive officers and employees are balanced in such a way that they do not create risks that are reasonably likely to have a material adverse effect on the Company.

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

        There is some variation in the overall mix of compensation paid directly to each Named Executive Officer. In order to determine the proper allocation and value, we use benchmarks to provide guidance. In order to establish the benchmarks, each year we identify a group of casino and gaming companies (the "Peer Companies") that we believe are the Company's competition for executive level employees. For the year ended December 31, 2009, the Peer Companies consisted of Harrah's Entertainment Inc., MGM Mirage, Boyd Gaming Corp., Las Vegas Sands Corp., Penn National Gaming Inc., Trump Entertainment Resorts, Inc. and Wynn Resorts Ltd.

        In light of the Company's ongoing restructuring efforts, the base salaries and target bonuses for the Named Executive Officers for 2009 remained unchanged from 2008.

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

  •
  reviewing the level and type of perquisites and other personal benefits provided to the Chief Executive Officer and other executive officers, taking into account their levels of salary and other compensation, the value of similar benefits provided at comparable companies and the value of such benefits given to such officers in past years.;

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

  Role of Outside Consultants in Establishing Compensation

        From time to time, the Company engages the services of independent legal counsel, consultants and subject matter experts in order to analyze, review and recommend actions with regard to director compensation, executive officer compensation or general compensation and plan provisions, and appropriate funding is provided by the Company for any such services. We retain a nationally recognized human resources consulting firm, Towers Watson, to assist with the design, implementation and communication of our compensation program. We will continue to engage external consultants for the purposes of determining the Chief Executive Officer's and other senior executive officers' compensation. Certain compensation consultants also provide other services to the Company, and during 2009 none of these consultants nor their affiliates were paid total fees in excess of $120,000.

        The Company utilizes outside consultants, such as Towers Watson, to facilitate gathering data regarding our Peer Companies from published executive compensation surveys and proxy statements filed with the SEC and to review the external competitiveness of the Company's executive compensation program. Data compiled by Towers Watson regarding the Peer Companies is used to benchmark senior executive compensation, including base salary, bonus and long-term incentive pay. Due to the highly competitive nature of the gaming industry, the Company targets the higher end of the Peer Companies' compensation practices in order to attract and retain the most talented executives.

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

        Effective November 7, 2007, the base salaries under their respective employment agreements were $2,500,000 for Frank J. Fertitta III, $500,000 for Mr. Friel, $660,000 for Mr. Haskins and $960,000 for Mr. Nielson. Effective January 1, 2008, the Named Executive Officers voluntarily reduced their annual base salary by 10%. As a result, the current base salaries for the Named Executive Officers are as follows: $2,250,000 for Frank J. Fertitta III, $450,000 for Mr. Friel, $594,000 for Mr. Haskins and $864,000 for Mr. Nielson. Mr. Kelley was appointed Executive Vice President and Chief Operating Officer effective January 7, 2008 with a base salary of $1,000,000. In accordance with Frank J. Fertittas' employment agreement he was entitled to receive an increase in his base salary to $3,000,000 effective November 7, 2009, which he postponed.

  Senior Executive Annual Bonus Plan

        The Senior Executive Annual Bonus Plan was approved by the Company's stockholders in 2004 to provide participating executive officers incentive compensation, through additional cash or equity, for their significant contributions toward improved profitability and growth of the Company as determined by the achievement of pre-established performance goals. The Senior Executive Annual Bonus Plan was designed to ensure that annual incentive awards paid to participating executive officers would be fully taxable as performance-based compensation, as defined by the regulations under Section 162(m) of the Internal Revenue Code of 1986, as amended. Each year, the Board of Directors approves which executive officers will participate in the Senior Executive Annual Bonus Plan prior to, or at the time of, the establishment of the Company's performance goals for the year. In 2009, each of the Named Executive Officers was a participant in the Senior Executive Annual Bonus Plan.

        The purpose of the Senior Executive Annual Bonus Plan is to focus each executive on the attainment of financial objectives that we believe are primary determinants of the Company's performance over time. Each year specific goals based on objectives contained in the Senior Executive Annual Bonus Plan are approved by the Board of Directors. The actual award may vary from zero to 233% of each Named Executive Officer's base salary; provided, however, that Frank J. Fertitta III is eligible to receive a minimum annual bonus pursuant to the terms of his respective employment agreement. Taking into consideration the economic climate in 2009 and resulting negative impact on the business of the Company, the Board of Directors did not award bonuses to the Chief Executive Officer and other Named Executive Officers for the year ended December 31, 2009.

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

  Equity-Based Compensation

        Following the Merger, long-term incentive compensation is now provided to senior management in the form of non-voting limited liability company membership interests in FCP and Fertitta Partners pursuant to the Second Amended and Restated Operating Agreement of FCP and the Amended and

Restated Operating Agreement of Fertitta Partners, respectively (collectively "the Operating Agreements"). The Operating Agreements allow certain officers and members of management of the Company to participate in the long-term growth and financial success of the Company through indirect ownership of Class B Units and direct ownership of Class C Units in FCP and Fertitta Partners. The purpose is to promote the Company's long-term growth and profitability by aligning the interests of the Company's management with the interests of the owners of the Company and by encouraging retention. Upon the consummation of the Merger, each Named Executive Officer (with the exception of Mr. Kelley) or, in certain cases, a family trust that benefits only the Named Executive Officer and specified family members, was awarded indirect interests in Class B Units of each of FCP and Fertitta Partners. In addition, each Named Executive Officer (with the exception of Messrs. Frank J. Fertitta III and Kevin L. Kelley) or, in certain cases, a family trust that benefits only the Named Executive Officer and specified family members, was awarded Class C Units in each of FCP and Fertitta Partners upon consummation of the Merger.

        During the year ended December 31, 2008, indirect interests in Class B Units of each of FCP and Fertitta Partners that were previously issued upon consummation of the Merger were transferred to certain officers and management of the Company. During the year ended December 31, 2008, additional Class C Units in each of FCP and Fertitta Partners were issued to certain management of the Company. Pursuant to Mr. Kelley's employment agreement, he was awarded indirect interests in Class B Units of each FCP and Fertitta Partners and Class C Units in each of FCP and Fertitta Partners. During the year ended December 31, 2009, none of the Named Executive Officers were awarded direct or indirect interests in Class B Units or Class C Units of either FCP or Fertitta Partners.

        The Class B Units represent fifteen percent (15%) of the total outstanding Class A Units and Class B Units (pro forma for the issuance of the Class A Units and Class B Units) of FCP and Fertitta Partners, respectively. The Class C Units may be issued from time to time by each of FCP and Fertitta Partners to members of Station's management and may represent in the aggregate up to five percent (5%) of the outstanding Class A Units and Class B Units of FCP and Fertitta Partners, respectively. The indirect interests in the Class B Units held by Named Executive Officers (other than Frank J. Fertitta III) and the Class C Units shall vest ratably over the first five (5) anniversaries following the date of grant, and any unvested units shall vest immediately upon a Change in Control. The indirect interests in Class B Units issued to Frank J. Fertitta III vested immediately upon grant.

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

        Mr. Friel entered into a Long-Term Stay-On Performance Incentive Agreement dated June 1, 2004, whereby the Company will pay him $125,000 in cash on each of June 1, 2006, 2008, 2010 and 2012, provided that he will have been continuously employed with the Company through those respective dates. Mr. Haskins entered into a Long-Term Stay-On Performance Incentive Agreement dated April 1, 2002, whereby the Company paid him $125,000 in cash on each of April 1, 2003, 2005, 2007 and 2009.

  Perquisites and Other Personal Benefits

        We provide each of our Named Executive Officers with perquisites and other personal benefits such as access to the Company's airplane, club memberships, tax planning advice, retirement benefits and life and disability insurance. In addition, Frank J. Fertitta III was provided with personal security services. Mr. Kelley was also entitled, under his employment agreement, to receive reimbursement for all reasonable out-of-pocket expenses incurred by him in relocating from Macao Special Administrative Region to Las Vegas, Nevada. When determining which perquisites and other personal benefits to provide to our Named Executive Officers, we take into account the levels of salary and other compensation given to the Chief Executive Officer and other Named Executive Officers and the value of such benefits given to such officers in past years. We do not view perquisites as a significant element of our comprehensive compensation structure; however, we believe that they can serve, along with other forms of compensation, to attract and retain talented individuals.

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

        In addition to the standard group long-term disability benefit, each Named Executive Officer that is employed by the Company is eligible to participate in the Special Long-Term Disability Plan, which is a Company-paid individual long-term disability insurance policy paying an additional monthly benefit equal to a combined monthly benefit amount of 66% of the average of base salary plus bonus for the two plan years immediately preceding (but not including) the plan year in which the participant's employment is terminated due to disability divided by twelve; provided, however, that the monthly benefit will be reduced by any benefit the participant receives from all other disability plans sponsored by the Company, if any. Benefits begin on the first day of the second month succeeding the month in which the participant's termination of employment due to disability occurs. The Board of Directors chooses those individuals that are eligible to participate in the plan from key executives nominated by the Chief Executive Officer. As of December 31, 2009, Messrs. Nielson, Kelley and Friel were participants in the plan. The Board of Directors may, in its sole discretion, terminate the participation of any participant prior to the disability of such participant.

        During 2009, Frank J. Fertitta III was eligible to participate in the Supplemental Executive Retirement Plan (the "SERP"), while the other Named Executive Officers were eligible to participate in the Supplemental Management Retirement Plan (the "SMRP"). Each Named Executive Officer was also eligible to participate in the Deferred Compensation Plan For Executives (the "DCPE") and the Deferred Compensation Plan For Management (the "DCPM"). These plans are described in more detail under the Discussion of Pension Benefits Table.

Tax and Accounting Considerations

        The Company takes into consideration tax and accounting implications in the design of its compensation programs. In the selection of long-term incentives, we review the projected expense amounts and expense timing associated with alternative types of awards. We also calculate and monitor the accounting expense related to equity-based compensation in accordance with the accounting guidance for share-based payments. To date, the accounting expense related to equity-based compensation has not been a significant factor in setting or changing equity compensation grant practices.

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

Employment Agreements

        The employment agreements for the Named Executive Officers contain provisions that we consider appropriate for executives at the respective level while providing the Company with the necessary protections. The employment agreements are described in more detail in the sections entitled "Summary Compensation Table—Discussion of Summary Compensation Table and Grants of Plan-Based Awards in 2009 Table" and "Potential Payments Upon Termination of Employment or Change of Control" below. In connection with the consummation of the Merger, we entered into new employment agreements with each of our Named Executive Officers (with the exception of the employment agreement of Mr. Kelley, which was entered into on December 14, 2007).

 COMPENSATION COMMITTEE REPORT

        Subsequent to the Merger, we no longer have a separate compensation committee. We, as the Board of Directors, have reviewed and discussed the forgoing Compensation Discussion and Analysis with management. Based on this review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Respectfully Submitted,
Frank J. Fertitta III
Lorenzo J. Fertitta
Thomas J. Barrack, Jr.
Jonathan H. Grunzweig
James E. Nave, D.V.M.

 SUMMARY COMPENSATION TABLE

        The following table sets forth information regarding compensation for our Named Executive Officers for services rendered to the Company in all capacities during the years ended December 31, 2009, 2008 and 2007.

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)
Frank J. Fertitta III	2009	2,250,000	—	—	—	—	—	312,263	2,562,263
Chairman of the Board	2008	2,250,000	—	—	—	—	—	1,128,231	3,378,231
and Chief Executive Officer	2007	2,287,500	—	143,155,409	—	—	1,598,080	1,187,025	148,228,014
Thomas M. Friel	2009	450,000	—	—	—	—	63,939	18,990	532,929
Executive Vice President,	2008	450,000	—	64,232	—	125,000	25,108	35,250	699,590
Chief Accounting Officer	2007	466,250	200,000	7,895,806	—	—	58,892	71,005	8,691,953
and Treasurer
Richard J. Haskins	2009	594,000	—	—	—	125,000	71,209	22,092	812,301
Executive Vice President,	2008	594,000	—	1,812,223	—	—	—	36,855	2,443,078
General Counsel	2007	660,000	—	12,300,812	—	125,000	138,682	3,569,499	16,793,993
and Secretary
Kevin L. Kelley	2009	1,000,000	—	—	—	—	281,152	61,436	1,342,588
Executive Vice President	2008	1,000,000	500,000	11,881,572	—	—	250,180	158,967	13,790,719
and Chief Operating Officer
Scott M Nielson	2009	864,000	—	—	—	—	134,975	65,424	1,064,399
Executive Vice President	2008	864,000	—	1,812,223	—	—	—	111,470	2,787,693
and Chief Development	2007	960,000	—	12,300,812	—	—	516,249	149,405	13,926,466
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

(c)
The amounts reported for Stock Awards and Option Awards for each Named Executive Officer represent the aggregate grant date fair values for equity awards granted during the years ended December 31, 2009, 2008 and 2007, respectively. The grant date fair values of equity awards were measured in accordance with the accounting guidance for share-based payments. The amounts previously reported for 2008 and 2007 have been restated in accordance with new SEC rules relating to executive compensation disclosures. The assumptions used by the Company in determining the fair value of equity awards are discussed in footnote 16 of our consolidated financial statements in our Annual Report on Form 10-K.

(d)
No Option Awards were granted during the years ended December 31, 2009, 2008 or 2007.

(e)
Non-Equity Incentive Plan Compensation amounts for 2008 and 2007 are for payments under the respective Named Executive Officer's Long-Term Stay-On Performance Incentive Agreement. There were no amounts earned under the Senior Executive Annual Bonus Plan in 2009, 2008 or 2007. Non-Equity Incentive Plan Compensation amounts for 2006 were determined in January 2007 by the Governance and Compensation Committee based on achieving predetermined goals. Amounts shown are the bonus amounts earned under the Senior Executive Annual Bonus Plan without consideration as to the year of payment. See the Nonqualified Deferred Compensation table for amounts included in this column that were deferred under the Company's Deferred Compensation Plan.

(f)
Amounts reflect increases in actuarial values of benefits accrued under defined benefit plans, which are calculated by determining the difference between the aggregate value of benefits accrued under all defined benefit plans as of December 31, 2009 and December 31, 2008 for 2009, December 31, 2008 and December 31, 2007 for 2008, and December 31, 2007 and December 31, 2006 for 2007, the relevant measurement dates used for the related SERP and SMRP. The amounts set forth in this column relate only to the above mentioned benefit accruals as there are no above-market or preferential earnings on deferred compensation accounts. The amounts shown do not reflect decreases in the actuarial present value of the accumulated benefits under the defined benefit plans for Mr. Fertitta of $(542,835) and $(3,658,135) for 2009 and 2008, respectively, Mr. Haskins of $(49,926) for 2008, and Mr. Nielson of $(635,560) for 2008.

(g)
All Other Compensation consists of the following for 2009:

Benefits and Perquisites ($)	Frank J. Fertitta III	Thomas M. Friel	Richard J. Haskins	Kevin L. Kelley	Scott M Nielson
Executive security (i)	$34,155	$—	$—	$—	$—
Life insurance	216,890	3,965	2,700	6,860	6,090
Supplemental long-term disability	—	2,924	—	3,395	20,708
Personal use of company aircraft (ii)	411	—	—	—	—
Executive medical	60,807	1,104	6,599	22,387	9,026
Tax services	—	2,000	3,000	—	19,600
Club membership & dues	—	8,997	9,793	4,620	—
Fitness training	—	—	—	16,000	10,000
Relocation (iii)	—	—	—	8,174	—

Total	$312,263	$18,990	$22,092	$61,436	$65,424

(i)
During 2009, the Company provided personal security services for Frank J. Fertitta III and his family. The decision to provide such personal security services was prompted by the results of an analysis provided by an independent professional consulting firm specializing in executive safety and security. Based on these results, the Governance and Compensation Committee approved personal security services to be paid by the Company for Frank J. Fertitta III and his family. Compensation reported for personal security services represents the aggregate incremental cost incurred by the Company for security personnel and security equipment-related costs.

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

GRANTS OF PLAN-BASED AWARDS IN 2009

        There were no grants of plan-based awards in 2009 to any Named Executive Officers.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards in 2009 Table

  Employment Agreements

        As described in the "Compensation Discussion and Analysis" section above, the annual base salary for each Named Executive Officer is set forth in his employment agreement with the Company, and is reviewed on an annual basis and is subject to adjustment (for increase but not for decrease) based on an evaluation of the executive's performance in conjunction with a review of compensation received by individuals holding similar positions at the Peer Companies. Actual base salary amounts, stock awards, cash bonus awards and other compensation for 2009 were determined by the Board of Directors, subject to certain limitations. The base salaries, stock awards, option awards, cash bonus awards and other compensation that were awarded to each Named Executive Officer in 2009, 2008 and 2007 are detailed in the above tables. For a more detailed discussion of how actual base salaries, cash bonus awards, stock awards, option awards and other compensation amounts are determined, as well as the performance-based conditions, vesting schedule, and dividends pertaining to such compensation, see "Compensation Discussion and Analysis—Elements of Compensation." A description of the material terms of the Named Executive Officers' employment agreements is set forth below.

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

        Each employment agreement provides for a base salary (to be reviewed annually for increase but not decrease), an annual cash bonus to be based on the Named Executive Officer's performance and to be determined by the Company's Board of Directors, participation in the Company's Deferred Compensation Plan, and the inclusion of the Named Executive Officer in all benefit plans and programs of the Company made available to the Company's executive officers or salaried employees generally. Frank J. Fertitta III shall also have the right to receive a minimum annual cash bonus of no less than 50% of 200% of his then current base salary, and a supplemental performance bonus to be paid if the Company and its subsidiaries exceed, by 10% or more, certain target financial performance benchmarks established by the Board of Directors of the Company. Frank J. Fertitta III's annual base salary for the first year of his employment with the Company is $2,500,000. The annual base salary for the first year of each other Named Executive Officer's employment with the Company as provided by their respective employment agreements is as follows: Mr. Friel shall receive $500,000, Mr. Haskins shall receive $660,000, Mr. Kelley shall receive $1,000,000 and Mr. Nielson shall receive $960,000. Effective January 1, 2008, the Named Executive Officers voluntarily reduced their annual base salary by 10%, and during the period January 1, 2008 through December 31, 2009, none of the Named Executive Officers annual base salaries were increased. As a result, the current base salaries for the Named Executive Officers are as follows: $2,250,000 for Frank J. Fertitta III, $450,000 for Mr. Friel, $594,000 for Mr. Haskins, and $864,000 for Mr. Nielson. In accordance with Frank J. Fertittas' employment agreement he was entitled to receive an increase in his base salary to $2,750,000 effective November 7, 2008, and $3,000,000 effective November 7, 2009, both of which he postponed.

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

  Equity-Based Compensation

        Following the Merger, long-term incentive compensation is now provided to senior management in the form of non-voting limited liability company membership interests in FCP and Fertitta Partners pursuant to the Second Amended and Restated Operating Agreement of FCP and the Amended and Restated Operating Agreement of Fertitta Partners, respectively (collectively "the Operating Agreements"). The Operating Agreements allow certain officers and members of management of the Company to participate in the long-term growth and financial success of the Company through indirect ownership of Class B Units and direct ownership of Class C Units in FCP and Fertitta Partners. The purpose is to promote the Company's long-term growth and profitability by aligning the interests of the Company's management with the interests of the owners of the Company and by encouraging retention. Upon the consummation of the Merger, each Named Executive Officer (with the exception of Mr. Kelley) or, in certain cases, a family trust that benefits only the Named Executive Officer and specified family members, was awarded indirect interests in Class B Units of each of FCP and Fertitta Partners. In addition, each Named Executive Officer (with the exception of Messrs. Frank J. Fertitta III and Kevin L. Kelley) or, in certain cases, a family trust that benefits only the Named Executive Officer and specified family members, was awarded Class C Units in each of FCP and Fertitta Partners upon consummation of the Merger.

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

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

        The following table sets forth information concerning all unvested equity-based awards for the Named Executive Officers as of December 31, 2009.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(a)		Market Value of Shares or Units of Stock That Have Not Vested ($)(b)
Current Officers:
Frank J. Fertitta III	—		—
Thomas M. Friel (1)	98,059	B	n/a
	73,394	C	n/a
Richard J. Haskins (2)	156,897	B	n/a
	73,394	C	n/a
Kevin L. Kelley (3)	196,121	B	n/a
	97,859	C	n/a
Scott M Nielson (4)	156,897	B	n/a
	73,394	C	n/a

(a)
Represents Class B Units ("B") and Class C Units ("C") in FCP and Fertitta Partners.

(1)
Mr. Friel's unvested stock awards will vest as follows:

      9,806 B Units will vest on August 1, 2010 and each anniversary thereafter until 39,226 units are fully vested; 19,611 B Units will vest on November 7, 2010 and each anniversary thereafter until 58,833 units are fully vested; 24,465 C Units will vest on November 7, 2010 and each anniversary thereafter until 73,394 units are fully vested.

  (2)
  Mr. Haskins's unvested stock awards will vest as follows:

      9,806 B Units will vest on August 1, 2010 and each anniversary thereafter until 39,226 units are fully vested; 39,224 B Units will vest on November 7, 2010 and each anniversary thereafter until 117,671 units are fully vested; 24,465 C Units will vest on November 7, 2010 and each anniversary thereafter until 73,394 units are fully vested.

  (3)
  Mr. Kelley's unvested stock awards will vest as follows:

      49,030 B Units will vest on January 7, 2010 and each anniversary thereafter until 196,121 units are fully vested; 24,465 C Units will vest on January 7, 2010 and each anniversary thereafter until 97,859 units are fully vested.

  (4)
  Mr. Nielson's unvested stock awards will vest as follows:

      9,806 B Units will vest on August 1, 2010 and each anniversary thereafter until 39,226 units are fully vested; 39,224 B Units will vest on November 7, 2010 and each anniversary thereafter until 117,671 units are fully vested; 24,465 C Units will vest on November 7, 2010 and each anniversary thereafter until 73,394 units are fully vested.

All vesting is conditioned upon such named executive officer being an employee of the Company on the vesting date, except as discussed under "Compensation Discussion and Analysis—Elements of Compensation—Equity-Based Compensation."

(b)
The market value of the Class B Units and Class C Units is not readily determinable as the units represent equity interests in private limited liability companies. None of the Named Executive Officers has received any payments in connection with such units and neither the Company nor its subsidiaries are obligated, nor do they expect, to pay any amounts in respect of such units.

 OPTION EXERCISES AND STOCK VESTED DURING 2009

        The following table sets forth information concerning the vesting of the Class B Units and Class C Units in FCP and Fertitta Partners for the Named Executive Officers for the year ended December 31, 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(a)	Value Realized on Vesting ($)(b)
Frank J. Fertitta III	—	—	—	—
Thomas M. Friel	—	—	53,882	n/a
Richard J. Haskins	—	—	73,495	n/a
Kevin L. Kelley	—	—	73,495	n/a
Scott M Nielson	—	—	73,495	n/a

(a)
Represents the vesting of Class B Units and Class C Units in FCP and Fertitta Partners.

(b)
The market value of the Class B Units and Class C Units is not readily determinable as they represent equity interests in private limited liability companies. None of the Named Executive Officers has received any payments in connection with such units and neither the Company nor its subsidiaries are obligated, nor do they expect, to pay any amounts in respect of such units.

PENSION BENEFITS AT DECEMBER 31, 2009

        The following table provides information as of December 31, 2009 with respect to the Supplemental Executive Retirement Plan (the "SERP") and the Supplemental Management Retirement Plan (the "SMRP") for each of the Named Executive Officers.

Name	Plan Name (a)	Number of Years Credited Service (#)(b)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Current Officers:
Frank J. Fertitta III	SERP	15	3,339,421	—
Thomas M. Friel	SMRP	3	147,939	—
Richard J. Haskins	SMRP	5	308,302	—
Kevin L. Kelley	SMRP	2	531,332	—
Scott M Nielson	SMRP	15	1,589,269	—

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

Discussion of Pension Benefits Table

  Defined Benefit Plans

        The Company maintains two defined benefit plans for its Named Executive Officers: the SERP, in which Frank J. Fertitta III was a participant during 2009, and the SMRP, in which the other Named Executive Officers were participants during 2009.

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

        Table I below sets forth the total benefits payable to the Chief Executive Officer and President as the sole participant in the SERP (the "SERP Participant"). Amounts shown in Table I represent the annual benefits to which the SERP Participant is entitled under the SERP.

TABLE I*

Remuneration ($)	At Least 65 Years Old and 10 or More Years of Service ($)
2,250,000	1,125,000
2,500,000	1,250,000
2,750,000	1,375,000
3,000,000	1,500,000
3,250,000	1,625,000
3,500,000	1,750,000

*
Assumes normal retirement, which means retirement at age 65 at December 31, 2009.

        Subject to the limitations set forth below, the SERP provides a monthly supplemental retirement benefit (the "SERP SRB"), in addition to any other qualified or non-qualified retirement plan of the Company, equal to one-twelfth of the product of (a) 50% and (b) the average monthly regular base salary paid to the SERP Participant for the 36 months immediately preceding (but not including) the month in which the SERP Participant's retirement or other termination of employment occurred, multiplied by twelve), as determined under the SERP, as amended; provided, however, that the average annual bonus shall be limited to a maximum amount equal to 100% of the product of (i) the average monthly regular base salary paid to the SERP Participant for the 36 months immediately preceding (but not including) the month in which the SERP Participant's retirement or other termination of employment occurred), multiplied by (ii) twelve. Amounts shown in Table I represent the annual benefits to which the SERP Participant is entitled under the SERP, as amended, which amounts are then reduced by monthly benefits payable under all qualified and non-qualified defined benefit retirement plans of the Company. The amounts listed in Table I are not currently subject to any deductions for social security because the

Company currently has no other defined benefit plans. The SERP Participant will become vested in accrued SERP SRBs upon the later of (a) the attainment of age 65 and (b) the completion of ten years of service after the effective date of the plan, or, if a Change of Control (as defined in the SERP) occurs, the SERP Participant will become fully vested in the SERP SRB.

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

TABLE II*

Remuneration ($)	At Least 65 Years Old and 10 or More Years of Service ($)
450,000	180,000
600,000	240,000
750,000	300,000
900,000	360,000
1,050,000	420,000
1,200,000	480,000

*
Assumes normal retirement, which means retirement at age 65 at December 31, 2009.

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

  Assumptions Made in Calculating the Present Value of Accumulated Pension Benefits

        In order to calculate the present value of accumulated benefits as of December 31, 2009, the following assumptions were made:

  Assumed Retirement Age

        The assumed retirement age is the normal retirement age defined in the applicable plan (age 65 as of December 31, 2009), and the earliest unreduced retirement age, if applicable. Since unreduced benefits are not available prior to age 65 and all Named Executive Officers are under age 65, age 65 was used for all Named Executive Officers.

  Discount Rates

        The discount rate used in calculating the present value of accumulated benefits as of December 31, 2009 is 5.5%.

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

NONQUALIFIED DEFERRED COMPENSATION IN 2009

Name	Plan(a)	Executive Contributions in Last FY ($)(b)	Company Contributions in Last FY ($)(c)	Aggregate Earnings (Loss) in Last FY ($)(d)	Aggregate Withdrawals/ Distributions ($)(e)	Aggregate Balance at Last FYE ($)
Thomas M. Friel	DCPM	—	—	—	687,483	—
Richard J. Haskins	DCPM	—	—	—	510,556	—
Scott M Nielson	DCPM	—	—	10,474	347,786	46,946
Scott M Nielson	DCPE	—	—	—	6,661,024	—

(a)
The Company offers both the DCPE and DCPM. See further discussion on details of the plans below.

(b)
No contributions to deferred compensation plans were made by any Named Executive Officer during the year ended December 31, 2009.

(c)
Effective January 1, 2009, the Company elected to suspend its contributions to the deferred compensation plans.

(d)
Amount represents change in market value for investments. None of the amounts included in this column are included in the Summary Compensation Table.

(e)
As permitted by the Internal Revenue Service transition relief with respect to Section 409A of the Code, each of the Named Executive Officers participating in the DCPE and/or DCPM elected to receive a special one time distribution from his account in January 2009.

Discussion of Nonqualified Deferred Compensation Table

        In addition to the defined benefit plans that it maintains for its executives, the Company also maintains two deferred compensation plans in which the Named Executive Officers were eligible to participate in 2009: the Deferred Compensation Plan For Executives (the "DCPE") and the Deferred Compensation Plan For Management (the "DCPM").

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

        As of January 2005, deferrals were no longer being made into the DCPE as the Named Executive Officers elected to participate in the DCPM instead. As of December 31, 2009, no Named Executive Officer has a balance in the DCPE.

        The DCPM, in effect as of November 30, 1994, as amended and restated as of January 1, 2001, as amended as of August 13, 2007, and as further amended as of November 11, 2007, is a deferred compensation plan for a select group of management and highly compensated employees who are selected for participation by the Board of Directors. Participants may defer up to 90% of their regular base salary and 100% of any special and/or discretionary bonuses and receive a Company match of up to 5% of any base salary and bonus deferred under the DCPM. Effective January 1, 2009, the Company elected to suspend the employer matching contributions to the DCPM. If the Named Executive Officer is terminated, any accrued balance existing under the matching and supplemental accounts shall be paid to the Named Executive Officer as soon as practicable after such termination. Hardship distributions are permitted under the plan in the event of an unforeseeable emergency, and will be limited to the amount shown to be necessary to meet the emergency. All contributions to the DCPM are invested in multiples of 1% as designated by the participant. A participant may direct his or her contributions into a select group of investment options.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE OF CONTROL

        The following tables set forth the estimated current value of benefits that could be paid to each of our Named Executive Officers upon the occurrence of various termination events. The tables reflect the amounts that would be payable under the various arrangements if the event in question occurred as of December 31, 2009. Actual amounts payable upon a triggering event could differ materially from the amounts reported in the following table.

Frank J. Fertitta III

Executive Benefits and Payments Upon Termination	Retirement ($)(a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($)(b)	Change in Control— Termination by Executive without Good Reason ($)(c)
Salary (d)	—	4,500,000	4,500,000	19,800,000	—	19,800,000	15,840,000
Bonus	—	—	—	—	2,700,000	—	—
Benefits and Perquisites
Post-employment Health Care (e)	—	—	64,937	64,937	—	64,937	64,937
Supplemental Executive Retirement Plan (f)	—	—	—	—	1,139,063	1,139,063	—
Life Insurance (g)	—	70,000,000	—	—	216,900	216,900	—

(a)
Frank J. Fertitta III was not eligible to receive any retirement benefits as of December 31, 2009.

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

(e)
Frank J. Fertitta III is entitled to continuation of benefits for a period of 60 months or a value-equivalent lump-sum payment. Amount is estimated based on 2009 costs and represents the annual cost.

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

(g)
In the event of death, a payment of $70.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2009 premiums paid by the Company and represent the annual costs.

Thomas M. Friel

Executive Benefits and Payments Upon Termination	Retirement ($)(a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($)(b)	Change in Control— Termination by Executive without Good Reason ($)(c)
Salary (d)	—	—	—	2,160,000	—	2,160,000	2,160,000
Bonus	—	—	—	—	—	—	—
Class B Units and Class C Units:
Vesting Accelerated (e)	—	—	—	—	—	—	—
Benefits and Perquisites
Post-employment Health Care (f)	—	—	—	5,399	—	5,399	5,399
Supplemental Management Retirement Plan (g)	—	—	—	—	—	186,667	186,667
Long-Term Stay-On Performance Incentive Plan	—	—	—	—	—	250,000	—
Life Insurance (h)	—	4,000,000	—	—	—	4,000	4,000

(a)
Mr. Friel was not eligible to receive any retirement benefits as of December 31, 2009.

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

(f)
Mr. Friel is entitled to continuation of medical insurance for a period of 36 months or a value-equivalent lump-sum payment. Amount is estimated based on 2009 costs and represents the annual cost.

(g)
Amount represents unreduced annual benefit payable as a single life annuity with 15 years of guaranteed payments beginning at age 65.

(h)
In the event of death, a payment of $4.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2009 premiums paid by the Company and represent the annual costs.

Richard J. Haskins

Executive Benefits and Payments Upon Termination	Retirement ($)(a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($)(b)	Change in Control— Termination by Executive without Good Reason ($)(c)
Salary (d)	—	—	—	2,851,200	—	2,851,200	2,851,200
Bonus	—	—	—	—	—	—	—
Class B Units and Class C Units:
Vesting Accelerated (e)	—	—	—	—	—	—	—
Benefits and Perquisites
Post-employment Health Care (f)	—	—	—	10,730	—	10,730	10,730
Supplemental Management Retirement Plan (g)	—	—	—	—	—	249,700	249,700
Life Insurance (h)	—	4,000,000	—	—	—	2,700	2,700

(a)
Mr. Haskins was not eligible to receive any retirement benefits as of December 31, 2009.

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

(f)
Mr. Haskins is entitled to continuation of benefits for a period of 36 months or a value-equivalent lump-sum payment. Amount is estimated based on 2009 costs and represents the annual cost.

(g)
Amount represents unreduced annual benefit payable as a 50% joint and survivor annuity with 15 years of guaranteed payments beginning at age 65.

(h)
In the event of death, a payment of $4.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2009 premiums paid by the Company and represent the annual costs.

Kevin L. Kelley

Executive Benefits and Payments Upon Termination	Retirement ($)(a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($)(b)	Change in Control— Termination by Executive without Good Reason ($)(c)
Salary (d)	—	—	—	4,800,000	—	4,800,000	4,800,000
Bonus	—	—	—	—	—	—	—
Class B Units and Class C Units:
Vesting Accelerated (e)	—	—	—	—	—	—	—
Benefits and Perquisites
Post-employment Health Care (f)	—	—	—	20,518	—	20,518	20,518
Supplemental Management Retirement Plan (g)	—	—	—	—	—	400,000	400,000
Life Insurance (h)	—	4,000,000	—	—	—	6,900	6,900

(a)
Mr. Kelley was not eligible to receive any retirement benefits as of December 31, 2009.

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

(f)
Mr. Kelley is entitled to continuation of benefits for a period of 36 months or a value-equivalent lump-sum payment. Amount is estimated based on 2009 costs and represents the annual cost.

(g)
Amount represents unreduced annual benefit payable as a 50% joint and survivor annuity with 15 years of guaranteed payments beginning at age 65.

(h)
In the event of death, a payment of $4.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2009 premiums paid by the Company and represent the annual costs.

Scott M Nielson

Executive Benefits and Payments Upon Termination	Retirement ($)(a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($)(b)	Change in Control— Termination by Executive without Good Reason ($)(c)
Salary (d)	—	—	—	4,147,200	—	4,147,200	4,147,200
Bonus	—	—	—	—	—	—	—
Class B Units and Class C Units:
Vesting Accelerated (e)	—	—	—	—	—	—	—
Benefits and Perquisites
Post-employment Health Care (f)	—	—	—	13,157	—	13,157	13,157
Supplemental Management Retirement Plan (g)	—	—	—	—	—	358,400	358,400
Special Long-Term Disability Plan (h)	—	—	778,800	—	—	—	—
Life Insurance (i)	—	7,500,000	—	—	—	6,100	6,100

(a)
Mr. Nielson was not eligible to receive any retirement benefits as of December 31, 2009.

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

(f)
Mr. Nielson is entitled to continuation of benefits for a period of 36 months or a value-equivalent lump-sum payment. Amount is estimated based on 2009 costs and represents the annual cost.

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

(i)
In the event of death, a payment of $7.5 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2009 premiums paid by the Company and represent the annual costs.

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

 DIRECTOR COMPENSATION FOR 2009

        The following table discloses the compensation for our directors for the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Lorenzo J. Fertitta	$—	$32,990	$32,990
James E. Nave, D.V.M.	395,375	—	395,375

Discussion of Director Compensation Table

        Following the Merger, the Board of Directors set Dr. Nave's annual compensation for his services to the Company as a member of the Board of Directors (including all committees thereof) as $75,000 per year. In addition, during 2009 Dr. Nave was paid additional fees totaling $320,375 for services performed in connection with the Company's Special Litigation Committee. Lorenzo J. Fertitta's other compensation represents $31,452 in medical benefits, $823 in personal use of company aircraft, $612 in life insurance, and $102 in short-term disability insurance. No other directors receive cash or non-cash compensation for their services to the Company as members of the Board of Directors.

GOVERNANCE AND COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION

        Since we currently do not have a standing compensation committee, the functions that were performed by the Governance and Compensation Committee prior to the Merger are now performed by the Board of Directors as a whole. The members of our Board of Directors are Frank J. Fertitta III, Lorenzo J. Fertitta, Thomas J. Barrack, Jr., Jonathan H. Grunzweig and Dr. James E. Nave, D.V.M. Frank J. Fertitta III is a current officer and employee of the Company and officer of certain of our subsidiaries. During 2009, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of our Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS OF THE COMPANY

        The following table sets forth, as of December 31, 2009, certain information regarding the shares of voting common stock beneficially owned by each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of common stock (solely based on information reported on

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

PRINCIPAL STOCKHOLDERS OF FERTITTA PARTNERS LLC

        The following table sets forth, as of December 31, 2009, certain information regarding the membership interests beneficially owned by each person who is known by the Company to beneficially own in excess of 5% of the outstanding units of Fertitta Partners LLC, by each director and Named Executive Officer and by all Named Executive Officers and directors as a group.

Name and Address of Beneficial Owner (1)	Class A Units (2)	% of Class A Units	Class B Units	% of Class B Units	Class C Units	% of Class C Units
FCP Class B Holdco, LLC (3)	—	—	1,769,479	100.0%	—	—
Frank J. Fertitta III	3,979,884	39.7%	737,837	41.7%	—	—
Lorenzo J. Fertitta	4,038,153	40.3%	737,837	41.7%	—	—
Blake L. Sartini & Delise F. Sartini (4)	1,653,984	16.5%	—	—	—	—
Scott M Nielson	222,223	2.2%	58,984	3.3%	29,431	8.9%
Richard J. Haskins	33,334	*	58,984	3.3%	29,431	8.9%
Kevin L. Kelley	—	—	58,984	3.3%	29,431	8.9%
Thomas M. Friel	5,556	*	35,389	2.0%	29,431	8.9%
Named Executive Officers and Directors as a Group (5)	8,279,150	82.6%	1,688,015	95.3%	117,724	35.6%

*
Less than 1%

(1)
The address of each of the stockholders in this table other than Blake L. Sartini and Delise F. Sartini is: c/o Station Casinos, Inc., 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

(2)
In connection with the Merger, Class A Units in Fertitta Partners LLC were issued to the investors, including members of senior management who directly or indirectly reinvested all or a portion of their Station Casinos, Inc. equity and/or cash, in respect of their capital contributions to Fertitta Partners LLC. As of December 31, 2009, Fertitta Partners LLC had 10,027,049 Class A Units issued and outstanding.

(3)
The members of FCP Class B Holdco, LLC include Frank J. Fertitta III, Lorenzo J. Fertitta, Scott M. Nielson, Richard J. Haskins, Kevin L. Kelley, Thomas M. Friel and other members of management.

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

(5)
Named Executive Officers and Directors as Group consist of 5 persons for Class A Units, 6 persons for Class B Units and 4 persons for Class C Units.

PRINCIPAL STOCKHOLDERS OF FERTITTA COLONY PARTNERS LLC

        The following table sets forth, as of December 31, 2009, certain information regarding the membership interests beneficially owned by each member who is known by the Company to beneficially own in excess of 5% of the outstanding units of Fertitta Colony Partners LLC, by each director and Named Executive Officer and by all Named Executive Officers and directors as a group.

Name and Address of Beneficial Owner (1)	Class A Units	% of Class A Units	Class B Units (2)	% of Class B Units	Class C Units (3)	% of Class C Units
FC Investor, LLC (4)	31,647,789	100.0%	—	—	—	—
FCP Class B Holdco, LLC (5)	—	—	5,584,904	100.0%	—	—
Frank J. Fertitta III	—	—	2,328,794	41.7%	—	—
Lorenzo J. Fertitta	—	—	2,328,794	41.7%	—	—
Scott M Nielson	—	—	186,167	3.3%	92,893	8.9%
Richard J. Haskins	—	—	186,167	3.3%	92,893	8.9%
Kevin L. Kelley	—	—	186,167	3.3%	92,893	8.9%
Thomas M. Friel	—	—	111,699	2.0%	92,893	8.9%
Named Executive Officers and Directors as a Group (6)	—	—	5,327,788	95.3%	371,572	35.6%

(1)
The address of each of the stockholders in this table other than FC Investor, LLC is: c/o Station Casinos, Inc., 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

(2)
The Class B Units vest equally over five years with the exception of Frank J. Fertitta III and Lorenzo J. Fertitta which are fully vested.

(3)
The Class C Units vest equally over five years.

(4)
Thomas J. Barrack, Jr., a director of Station Casinos, Inc. is the Chairman and Chief Executive Officer of FC Investor, LLC. The address for FC Investor, LLC is: 1999 Avenue of the Stars, Suite 1200, Los Angeles, California 90067.

(5)
The members of FCP Class B Holdco, LLC include Frank J. Fertitta III, Lorenzo J. Fertitta, Scott M. Nielson, Richard J. Haskins, Kevin L. Kelley, Thomas M. Friel and members of management.

(6)
Named Executive Officers and Directors as Group consist of 6 persons for Class B Units and 4 persons for Class C Units.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Potential Purchase of Assets of the Company

        Fertitta Gaming LLC ("Fertitta Gaming"), which is owned by Frank and Lorenzo Fertitta, and the steering committee representing over 60% of the Company's senior secured bank debt (the "Opco Lenders") to have reached an agreement (the "Opco Plan Support Agreement") support the joint plan of reorganization of the Company and its subsidiaries that are debtors and debtors in possession (collectively, the "Debtors") in the Chapter 11 cases pending in the United States Bankruptcy Court, which is to be modified pursuant to the terms of the Opco Plan Support Agreement (as so modified, the "Joint Plan").

        Pursuant to the Opco Plan Support Agreement, the Opco Lenders have agreed to support the $772 million "stalking horse" bid by a newly-formed company ("Newco") to be owned by Fertitta Gaming, Colony Capital and the mortgage lenders to FCP Propco, LLC ("Propco" and the "Propco Lenders," respectively), to purchase substantially all of the assets of the Company, which include Santa Fe Station, Texas Station, Fiesta Henderson, Fiesta Rancho and Native American gaming projects (the "Opco Properties"). The Company is not currently party to any agreement with respect to Newco's purchase of the Opco Properties and such purchase is subject to the Company conducting a sale process for such assets under the supervision of the Bankruptcy Court. The Newco bid for the Opco Properties will entail significant new investment in Newco by Fertitta Gaming and would result in a substantial cash recovery to the Opco Lenders. If Newco is the successful bidder, Fertitta Gaming will manage the Opco Properties under a long-term management agreement.

        Also pursuant to the Opco Plan Support Agreement, the parties have agreed to support the Joint Plan as it relates to the restructuring of Propco, which includes the acquisition of Red Rock Casino Resort Spa, Palace Station, Boulder Station, and Sunset Station (the "Propco Properties") by Newco. The Propco Lenders have agreed to sell 46% of the equity in Newco to Fertitta Gaming, which will be making a new investment in Newco. The remaining equity in Newco will be owned primarily by the Propco Lenders and Colony Capital, which will also be making a new investment in the company. Fertitta Gaming will also manage the Propco Properties under a long-term management agreement. The restructuring of Propco under the Joint Plan is not conditioned upon Newco ultimately becoming the successful bidder for the Opco Properties.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Company's reorganization plan which was filed with the U.S. Bankruptcy Court. The plan was filed together with a proposed disclosure statement which should not be relied on for any purpose until a determination by the U.S. Bankruptcy Court is made that the proposed disclosure statement contains adequate information, as required by the U.S. Bankruptcy Code. Following Bankruptcy Court approval of the disclosure statement and related voting solicitation procedures, the Company will solicit acceptances of the plan and seek its confirmation by the Bankruptcy Court. There can be no assurance that such plan acceptances or confirmation will be obtained.

Boulder Station Lease

        The Company entered into a ground lease for 27 acres of land on which Boulder Station is located. The Company leases this land from KB Enterprises, a company owned by the Frank J. Fertitta, Jr. and Victoria K. Fertitta Revocable Family Trust (the "Related Lessor"). Frank J. Fertitta, Jr. and Victoria K. Fertitta are the parents of Frank J. Fertitta III, Chairman of the Board, Chief Executive Officer and

President of the Company and Lorenzo J. Fertitta, Vice Chairman of the Board. The lease has a maximum term of 65 years, ending in June 2058. The lease provides for monthly payments of $222,933 through May 2018. In June 2013, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return for comparably situated property or (ii) 8% per year. In June 2018, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals with the next option in June 2013, to purchase the land at fair market value. In connection with the CMBS Loans, the Boulder Station ground lease is subleased back to Boulder Station by the Company. The CMBS Loans are secured by, among other things, a perfected first priority leasehold deed of trust on the leasehold estate of the tenant (previously Boulder Station but now FCP PropCo, LLC) under the Boulder Ground Lease. The Company believes that the terms of the ground lease are as fair to the Company as could be obtained from an independent third party.

Texas Station Lease

        The Company entered into a ground lease for 47 acres of land on which Texas Station is located. The Company leases this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through June 2010. In July 2010, and every ten years thereafter, the rent will be adjusted to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. In July 2015, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals with the next option in May 2010, to purchase the land at fair market value. The Company's obligations under the Credit Agreement are secured by, among other things, a leasehold deed of trust on the leasehold estate of Texas Station under this ground lease. The Company believes that the terms of the ground lease are as fair to the Company as could be obtained from an independent third party.

Zuffa, LLC

        The Company has purchased tickets to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship ("UFC") and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the years ended December 31, 2009, 2008 and 2007, the Company made payments to Zuffa totaling approximately $0.7 million, $0.7 million, and $0.3 million, respectively, for ticket purchases to, and closed circuit viewing fess of, UFC events. In addition, in September 2008 Zuffa and a wholly-owned subsidiary of the Company entered into a month-to-month license agreement whereby Zuffa has the rights to a previously unused portion at Palace Station for general office and administrative use. Payments received by the Company related to this license agreement totaled approximately $22,000 and $21,000 for the years ended December 31, 2009 and 2008, respectively. In January 2009, the Company subleased its leased aircraft to Zuffa for a period of six months. Payments received by the Company in connection with this sublease approximated the amount the Company paid for leasing the aircraft, and totaled approximately $0.8 million.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDITOR FEES AND SERVICES

        In addition to performing the audit of the Company's consolidated financial statements for the years ended December 31, 2009 and 2008, Ernst & Young LLP also performed quarterly reviews of the Company's consolidated financial statements and various other services during 2009 and 2008 (including services incurred under Section 404 of the Sarbanes-Oxley Act of 2002) which are included in audit fees below. The aggregate fees billed or accrued for 2009 and 2008 for each of the following categories of services are set forth below:

	2009	2008
Audit Fees	$1,028,872	$1,179,789
Audit-Related Fees	41,944	24,750
Tax Fees	80,838	148,283
All Other Fees	118,651	—

        Ernst & Young LLP did not provide any services related to financial information systems design and implementation during 2009 or 2008. The fees paid for tax services were primarily related to reviews of the Company's tax returns, tax analysis of the Merger and technical services. Audit-related fees include fees paid for audits of employee benefit plans and consultation in relation to the Merger. All other fees include services related to the 2009 exchange offer and the Chapter 11 case.

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

        The Audit Committee approved all services provided by Ernst & Young LLP.

CERTIFICATIONS

        The Chief Executive Officer and the Chief Accounting Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2009.

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

STATION CASINOS, INC.
Dated: April 30, 2010	By:	/s/ FRANK J. FERTITTA III Frank J. Fertitta III Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III Frank J. Fertitta III	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 30, 2010
/s/ LORENZO J. FERTITTA Lorenzo J. Fertitta	Vice Chairman and Director	April 30, 2010
/s/ THOMAS M. FRIEL Thomas M. Friel	Executive Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	April 30, 2010
/s/ THOMAS J. BARRACK, JR. Thomas J. Barrack, Jr.	Director	April 30, 2010
/s/ JAMES E. NAVE James E. Nave	Director	April 30, 2010
/s/ JONATHAN H. GRUNZWEIG Jonathan H. Grunzweig	Director	April 30, 2010

QuickLinks

EXPLANATORY NOTE
PART III
MERGER
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
CODE OF ETHICS
AUDIT COMMITTEE FINANCIAL EXPERT
BOARD LEADERSHIP STRUCTURE AND RISK OVERSIGHT
  ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
COMPENSATION COMMITTEE REPORT
SUMMARY COMPENSATION TABLE
GRANTS OF PLAN-BASED AWARDS IN 2009
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009
OPTION EXERCISES AND STOCK VESTED DURING 2009
PENSION BENEFITS AT DECEMBER 31, 2009
TABLE II
POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE OF CONTROL
DIRECTOR COMPENSATION FOR 2009
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