Form 10-Q
period 2010-03-31
STATION CASINOS INC
filed 2010-05-17
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

         As of April 30, 2010 there were 41.7 shares outstanding of the registrant's voting common stock, $0.01 par value and 41,674,838 shares outstanding of the registrant's non-voting common stock, $0.01 par value. The issued and outstanding equity securities of the registrant are all owned by FCP Holding Inc., Fertitta Partners LLC and FCP VoteCo LLC.

STATION CASINOS, INC.
(Debtor and Debtor-In-Possession)
INDEX

Part I. Financial Information

Item 1.    Financial Statements

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$216,634	$185,193
Restricted cash	169,254	174,361
Receivables, net	48,839	49,878
Inventories	9,144	9,794
Prepaid gaming tax	14,977	16,293
Prepaid expenses	17,083	13,903

Total current assets	475,931	449,422
Property and equipment, net	2,697,800	2,723,683
Goodwill	184,699	184,699
Intangible assets, net	284,288	293,235
Land held for development	305,514	305,617
Investments in joint ventures	6,111	10,489
Native American development costs	220,641	213,774
Other assets, net	97,856	95,913

Total assets	$4,272,840	$4,276,832

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$242,353	$242,347
Accounts payable	13,139	14,905
Construction contracts payable	1,421	741
Accrued interest payable	7,714	2,341
Accrued expenses and other current liabilities	92,272	91,676

Total current liabilities	356,899	352,010
Long-term debt, less current portion	9,259	9,341
Deferred income tax, net	122,437	116,691
Investments in joint ventures, deficit	167,797	143,048
Other long-term liabilities, net	6,665	7,021

Total liabilities not subject to compromise	663,057	628,111
Liabilities subject to compromise	5,993,304	5,984,109

Total liabilities	6,656,361	6,612,220

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,954,494	2,951,031
Accumulated other comprehensive income (loss)	1,015	(922)
Accumulated deficit	(5,339,447)	(5,285,914)

Total stockholders' deficit	(2,383,521)	(2,335,388)

Total liabilities and stockholders' deficit	$4,272,840	$4,276,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Operating revenues:
Casino	$180,275	$203,122
Food and beverage	39,919	53,375
Room	18,917	21,931
Other	15,505	15,155
Management fees	12,481	14,019

Gross revenues	267,097	307,602
Promotional allowances	(17,726)	(24,854)

Net revenues	249,371	282,748

Operating costs and expenses:
Casino	72,512	83,002
Food and beverage	25,398	31,229
Room	8,306	8,584
Other	4,548	4,386
Selling, general and administrative	53,548	55,074
Corporate	8,918	11,586
Development and preopening	1,874	2,390
Depreciation and amortization	44,066	53,517
Write-downs and other charges, net	6,709	5,250

	225,879	255,018

Operating income	23,492	27,730
Earnings from joint ventures	1,671	1,663

Operating income and earnings from joint ventures	25,163	29,393

Other expense:
Interest expense, net (contractual interest for the three months ended March 31, 2010 was $102,357)	(27,473)	(92,050)
Interest and other expense from joint ventures	(34,313)	(7,633)
Change in fair value of derivative instruments	(41)	19,018
Gain on early retirement of debt	—	40,348

	(61,827)	(40,317)

Loss before income taxes and reorganization items	(36,664)	(10,924)
Reorganization items	(19,251)	—

Loss before income taxes	(55,915)	(10,924)
Income tax benefit (expense)	2,382	(22,785)

Net loss	$(53,533)	$(33,709)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(53,533)	$(33,709)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,066	53,517
Change in fair value of derivative instruments	41	(19,018)
Gain on early retirement of debt	—	(40,348)
Write-downs and other charges, net	69	5,018
Amortization of debt discount and issuance costs	489	9,772
Share-based compensation	3,404	3,561
Loss from joint ventures	32,642	5,970
Reorganization items	19,251	—
Changes in assets and liabilities:
Restricted cash	5,107	(48,134)
Receivables, net	1,039	(10,328)
Inventories and prepaid expenses	(1,214)	698
Deferred income tax	1,642	22,750
Accounts payable	(1,817)	(2,236)
Accrued interest	7,675	36,835
Accrued expenses and other current liabilities	5,689	(31,723)
Other, net	206	(6,248)

Total adjustments	118,289	(19,914)

Net cash provided by (used in) operating activities before reorganization items	64,756	(53,623)

Net cash used for reorganization items	(14,697)	—

Net cash provided by (used in) operating activities	50,059	(53,623)

Cash flows from investing activities:
Capital expenditures	(9,509)	(14,156)
Proceeds from sale of land, property and equipment	213	117
Due from unconsolidated affiliate	—	(10,061)
Investments in joint ventures	(1,059)	(1,920)
Distributions in excess of earnings from joint ventures	733	677
Construction contracts payable	680	(8,833)
Native American development costs	(7,053)	(3,340)
Other, net	(1,922)	(3,137)

Net cash used in investing activities	(17,917)	(40,653)

Cash flows from financing activities:
Payments under Term Loan with maturity dates greater than three months	(625)	(625)
Payments of financing costs	—	(17,881)
Redemption of senior subordinated notes	—	(1,460)
Other, net	(76)	(3,217)

Net cash used in financing activities	(701)	(23,183)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	31,441	(117,459)
Balance, beginning of period	185,193	458,064

Balance, end of period	$216,634	$340,605

Supplemental cash flow disclosures:
Cash paid for interest, net of $2,008 and $3,477 capitalized, respectively	$18,152	$44,800
Debt settlement in land sale	—	4,000

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

        The accompanying condensed consolidated financial statements included herein have been prepared by Station, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

        Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2009 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

  Overview of Recent Developments

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 of title 11 of the United States Code. These chapter 11 cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case"). On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch Resort Spa Casino ("Green Valley Ranch"), filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code. The Chapter 11 Case and the GV Ranch Station, Inc. chapter 11 case are collectively referred to as the "Chapter 11 Cases."

        On March 24, 2010, the Debtors filed a joint plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Joint Plan of Reorganization"). Fertitta Gaming LLC ("Fertitta Gaming"), which is owned by Frank and Lorenzo Fertitta, and the steering committee representing over 60% of the Company's senior secured bank debt (the "Opco Lenders") have reached an agreement (the "Opco Plan

1. Basis of Presentation (Continued)

Support Agreement") to support the Joint Plan of Reorganization of the Company and its subsidiaries that are debtors and debtors in possession (collectively, the "Debtors") in the Chapter 11 cases pending in the United States Bankruptcy Court, which is to be modified pursuant to the terms of the Opco Plan Support Agreement (as so modified, the "Joint Plan").

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

1. Basis of Presentation (Continued)

  Accounting for Reorganization

        Accounting Standards Codification ("ASC") Topic 852, Reorganizations provides accounting guidance for financial reporting by entities in reorganization under the bankruptcy code including companies in chapter 11, and generally does not change the manner in which financial statements are prepared. The condensed consolidated financial statements have been prepared on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Chapter 11 Cases create substantial doubt about Station's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the condensed consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

        ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As a result, revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business were reported separately as reorganization items in the statements of operations beginning in the quarter ended September 30, 2009. ASC Topic 852 also requires that the balance sheet distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities, and requires that cash used for reorganization items be disclosed separately in the statement of cash flows. Station adopted ASC Topic 852 on July 28, 2009 and has segregated those items as outlined above for all reporting periods subsequent to such date.

  Factors Affecting Comparability

        As a result of the filing of the Chapter 11 Cases, Station is now periodically required to file various documents with (and provide certain information to) the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and prepared in a format different from that used in Station's financial statements filed under the securities laws. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly disclosed financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to Station's securities, or for comparison with other financial information filed with the Securities and Exchange Commission.

1. Basis of Presentation (Continued)

  DIP Financing

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into a $150 million unsecured, subordinated administrative priority debtor in possession credit agreement (the "DIP Credit Agreement") among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company) as administrative agent (the "Administrative Agent") and lender, and the lenders party thereto. The DIP Credit Agreement provides for a $150 million revolving credit facility to be funded on a committed basis for so long as Vista Holdings, LLC has cash and cash equivalents on hand in an amount in excess of $100 million and on a discretionary basis thereafter. During the three months ended March 31, 2010, the DIP Credit Agreement was amended to increase the facility to $185 million. The proceeds of the loans incurred under the DIP Credit Agreement will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case. At March 31, 2010, advances under the DIP Credit Agreement totaled $172.0 million, and availability was $13.0 million. Vista Holdings, LLC had cash and cash equivalents on hand of $13.0 million at March 31, 2010.

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

        The DIP Credit Agreement matures on the earlier of (i) August 10, 2010, (ii) ten business days after the effective date a chapter 11 plan of reorganization is confirmed in the Chapter 11 Case by the Bankruptcy Court, and (iii) the date of acceleration, if any, of the advances under the DIP Credit Agreement following an event of default thereunder.

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

        The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At March 31, 2010, the outstanding balance due under the Past Revolving Loan totaled $98.0 million.

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

1. Basis of Presentation (Continued)

Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 23, 2007 and amended as of May 4, 2007, among the Company, Fertitta Colony Partners LLC, a Nevada limited liability company ("FCP"), and Merger Sub.

  Significant Accounting Policies

        A description of the Company's significant accounting policies can be found in Item 7 of its Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

  Recently Issued Accounting Standards

        In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities, a consensus of the FASB Emerging Issues Task Force. This guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The guidance is effective for reporting periods beginning after December 15, 2010. Accordingly, we will adopt the new guidance in the first fiscal quarter of 2011. The adoption of this new guidance is not expected to have a material impact on our condensed consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The guidance is effective for reporting periods beginning after December 15, 2009. Accordingly, we adopted the new guidance in the first fiscal quarter of 2010. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

        In June 2009, the FASB issued new authoritative guidance for accounting for transfers of financial assets. The new guidance removes the concept of a qualifying special-purpose entity (QSPE) from the accounting guidance for accounting for transfers and servicing of financial assets and extinguishment of liabilities and removes the exception from applying the accounting guidance related to consolidation of variable interest entities. The new guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This new guidance is effective for fiscal years beginning after November 15, 2009, and accordingly, we adopted this new guidance on January 1, 2010. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

        In June 2009, the FASB issued new authoritative guidance amending the accounting guidance related to consolidation of variable interest entities ("VIE"). Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE including disclosure of significant judgments and assumptions as to whether a VIE must be consolidated and how involvement with a VIE affects the company's financial statements; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new guidance is effective for fiscal years beginning after November 15, 2009. Accordingly, we adopted this new guidance on January 1, 2010. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

1. Basis of Presentation (Continued)

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

2. Due from Unconsolidated Affiliate

        Effective January 1, 2009, a promissory note in the amount of $5.0 million (the "2009 GVR Promissory Note") was executed between GV Ranch Station, Inc. (the consolidated entity that owns our 50% portion of Green Valley Ranch) and Green Valley Ranch. The 2009 GVR Promissory Note accrues interest at an annual rate of 5.0% and matures on January 1, 2011. This promissory note is subordinate to Green Valley Ranch's senior secured debt and interest rate swaps. During the three months ended March 31, 2010, events of default occurred related to Green Valley Ranch's senior secured debt and interest rate swaps. As a result, the Company determined the GVR Promissory Note and the related accrued interest may not be recoverable and accordingly, the note and accrued interest receivable were fully reserved during the three months ended December 31, 2009.

3. Intangible Assets

        Intangible assets, net consist of the following (amounts in thousands):

	March 31, 2010 (unaudited)
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	—	4,531
Customer relationships	15	268,961	(18,488)	(240,849)	9,624
Management contracts	3-20	521,464	(121,351)	(229,534)	170,579
Other	1	8,654	(8,654)	—	—

		$1,018,401	$(148,493)	$(585,620)	$284,288

	December 31, 2009
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	—	4,531
Customer relationships	15	268,961	(18,297)	(240,849)	9,815
Management contracts	3-20	521,464	(112,595)	(229,534)	179,335
Other	1	8,654	(8,654)	—	—

		$1,018,401	$(139,546)	$(585,620)	$293,235

        The intangible asset for customer relationships refers to the value associated with our rated casino guests. The Company amortizes its definite-lived intangible assets, including its customer relationship intangible asset, ratably over their estimated useful lives. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350, Intangibles—Goodwill and Other, was approximately $8.9 million and $14.1 million for the three months ended March 31, 2010 and 2009,

3. Intangible Assets (Continued)

respectively. Estimated annual amortization expense for intangible assets for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is anticipated to be approximately $21.9 million, $0.8 million, $4.3 million, $23.8 million and $23.8 million, respectively.

4. Investments in Joint Ventures

        We have various investments in 50% owned joint ventures, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions of the joint ventures, and the carrying value of investments may be reduced below zero, resulting in a deficit investment balance, when the investor is committed to provide further financial support for the investee. The investment balance also includes the effect of any previously recognized impairment charges. As of March 31, 2010, we have received distributions in excess of our equity earnings. Investments in joint ventures consist of the following (amounts in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Green Valley Ranch (50.0%) (a)	$—	$4,310
Barley's (50.0%)	4,844	4,852
Wildfire Lanes (50.0%)	1,219	1,257
The Greens (50.0%)	48	70
Palms Casino Resort (6.7%)	—	—

Investments in joint ventures	$6,111	$10,489

Green Valley Ranch (50.0%) (a)	$(19,031)	$—
Aliante Station (50.0%) (b)	(44,334)	(38,389)
Rancho Road (50.0%) (c)	(104,432)	(104,659)

Deficit investments in joint ventures	$(167,797)	$(143,048)

(a)
As a result of the losses recognized by Green Valley Ranch during the three months ended March 31, 2010 and during the years ended December 31, 2009 and 2008, and an impairment of our joint venture investment recognized during the year ended December 31, 2009, our investment in Green Valley Ranch at March 31, 2010 reflects a deficit of approximately $19.0 million, which is recorded as a long-term liability on our condensed consolidated balance sheets.

(b)
As a result of the ongoing losses of Aliante Station and an impairment of our joint venture investment recognized during the year ended December 31, 2008, our investment in Aliante Station at March 31, 2010 and December 31, 2009 reflects a deficit of approximately $44.3 million and $38.4 million, respectively, which is recorded as a long-term liability on our condensed consolidated balance sheets.

(c)
As a result of the significant decline in real estate values in the Las Vegas valley, Rancho Road recorded an impairment charge related to its land held for development during the year ended December 31, 2009. Our investment in Rancho Road at March 31, 2010 and December 31, 2009 reflects a deficit of approximately $104.4 million and $104.7 million, respectively, which is recorded as a long-term liability on our condensed consolidated balance sheets.

4. Investments in Joint Ventures (Continued)

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Current assets	$98,682	$78,715
Property and equipment and other assets, net	1,743,753	1,775,436
Current liabilities	1,321,722	492,344
Long-term debt and other liabilities	589,407	1,356,243
Members' equity	(68,694)	5,564

        Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2010	2009
Net revenues	$108,043	$122,513
Operating costs and expenses	109,816	122,016

Operating (loss) income	(1,773)	497
Interest and other expense, net	(79,169)	(21,996)

Net loss	$(80,942)	$(21,499)

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

	Three months ended March 31,
	2010	2009
Operating earnings from joint ventures	$1,671	$1,663
Interest and other expense from joint ventures	(34,313)	(7,633)

Net loss from joint ventures	$(32,642)	$(5,970)

5. Long-term Debt and Liabilities Subject to Compromise

        Long-term debt consists of the following (amounts in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
CMBS mortgage loan and related mezzanine financings, due November 12, 2009, interest at a margin above LIBOR (5.7% and 5.7% at March 31, 2010 and December 31, 2009, respectively) (a) (b)	$2,475,000	$2,475,000
Land Loan, due February 7, 2011, interest at a margin above LIBOR or the Alternate Base Rate (8.5% and 6.5% at March 31, 2010 and December 31, 2009, respectively)	242,032	242,032
Revolver, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (5.2% and 5.2% at March 31, 2010 and December 31, 2009, respectively) (b)	628,237	628,237
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (4.9% and 4.7% at March 31, 2010 and December 31, 2009, respectively) (b)	244,375	245,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2009 (b)	450,000	450,000
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011 (b)	400,000	400,000
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2010 (b)	442,000	442,000
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2010 (b)	660,000	660,000
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011 (b)	300,000	300,000
Other long-term debt, weighted-average interest of 7.9% and 7.9% at March 31, 2010 and December 31, 2009, respectively, maturity dates ranging from 2010 to 2027 (b)	79,713	79,789

Total long-term debt	5,921,357	5,922,058
Current portion of long-term debt	(242,353)	(242,347)
Long-term debt subject to compromise (b)	(5,669,745)	(5,670,370

Total long-term debt, net	$9,259	$9,341

(a)
Prior to the maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension.

(b)
Certain long-term debt is subject to compromise as a result of the Chapter 11 Case and is classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets as described below.

  Liabilities Subject to Compromise

        Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Court. In accordance with ASC Topic 852, these liabilities are classified as liabilities subject to compromise in our condensed consolidated balance sheets as of March 31,

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

2010 and December 31, 2009, and are adjusted to the expected amount of the allowed claims, even if they may be settled for lesser amounts. The expected amount of the allowed claims for certain liabilities subject to compromise differ from their prepetition carrying amounts mainly as a result of the write-off of approximately $185.7 million in debt discounts during the year ended December 31, 2009 and the reversal of approximately $88.6 million in nonperformance risk adjustments that had previously been included in the pre-petition fair values of the interest rate swap liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Adjustments to the claims may result from negotiations, payments authorized by the Court, interest accruals, or other events. It is anticipated that such adjustments, if any, could be material. As of March 31, 2010 and December 31, 2009, respectively, certain pre-petition liabilities included in liabilities subject to compromise have been reduced or increased as a result of the payment of certain accounts payable and notes payable as allowed by the court, and as a result of non-cash adjustments of the expected amount of the allowed claims related to interest rate swap liabilities. In addition, during the three months ended March 31, 2010, a $6.1 million settlement liability related to a pre-petition litigation matter was recorded. Any payment terms established for the liabilities subject to compromise will be established in connection with actual confirmation of a plan of reorganization. Liabilities subject to compromise are classified separately from long-term obligations and current liabilities on the accompanying condensed consolidated balance sheets.

        Liabilities subject to compromise consist of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
CMBS mortgage loan and related mezzanine financings	$2,475,000	$2,475,000
Revolver and term loan	872,612	873,237
6% senior notes	450,000	450,000
7 3/4% senior notes	400,000	400,000
6 1/2% senior subordinated notes	442,000	442,000
6 7/8% senior subordinated notes	660,000	660,000
6 5/8% senior subordinated notes	300,000	300,000
Other long-term debt	70,133	70,133
Interest rate swaps	140,829	141,793
Accrued interest	144,864	142,562
Payroll and related liabilities	27,696	25,330
Accounts payable and other liabilities	10,170	4,054

Total liabilities subject to compromise	$5,993,304	$5,984,109

  Interest Expense

        In accordance with ASC Topic 852, interest expense is recognized only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim. Currently the Company is not accruing interest for the senior notes, the senior subordinated notes or the mezzanine financings. As a result, post-petition interest expense is lower than pre-petition interest expense. The write-off of debt discounts and deferred debt issue costs related to liabilities subject to compromise also reduces post-petition interest expense as there are no longer any non-cash amortization charges related to these items.

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

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

        The CMBS Loans are secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property"). Prior to the 2009 maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension. Interest on the CMBS Loans is equal to one-month LIBOR plus 5.3% per annum, which includes an additional 3.0% default rate. As a result of the Chapter 11 Case, interest due on the mezzanine financings is not being remitted to the mezzanine lenders. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with ASC Topic 815, Derivatives and Hedging, is marked to market at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower paid a fixed rate of approximately 5.3% and received one-month LIBOR, terminating in November 2012. This interest rate swap was early terminated during the three months ended December 31, 2009 (see Note 6—Derivative Instruments).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of December 31, 2009 and March 31, 2010, we were not in compliance with the lease coverage ratio. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. As of March 31, 2010, $109.3 million has been deposited in the collateral account in relation to this block.

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

  Land Loan

        On February 7, 2008, CV Propco, LLC, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 5.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 4.5% per annum, which includes an additional 2% default rate, at the borrower's election. The borrower is required to hedge the interest rate such that LIBOR will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower pays a fixed LIBOR rate of 3.0% and 3.7%, respectively, and receives one-month LIBOR. These interest rate swaps were early terminated in November 2009 (see Note 6—Derivative Instruments).

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

        During the first quarter of 2009, the lenders under the Land Loan, based on appraisals, indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement, and thus an event of default had occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the Land Loan and related accrued interest due and payable and to foreclose on the underlying collateral of the borrower which at March 31, 2010 and December 31, 2009 included land with a book value of $133.2 million. In December 2009, the balance of the interest reserve account of $8.2 million was liquidated, and $8.0 million was applied as a principal reduction to the loan with the remainder applied to the swap termination settlement amount. In addition, the borrower did not make the November 2009 payments or any subsequent payments due on account of interest or the interest rate swap agreements. There is no recourse to the Company for any portion of the land loan that is not satisfied by the Borrower or the collateral. The Company is in discussions with the lenders regarding a restructuring of the Land Loan however the Company can provide no assurance that it will be able to reach an agreement with the lenders. As a result the outstanding indebtedness related to the Land Loan has been classified as current in the accompanying condensed consolidated balance sheets.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of March 31, 2010,

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of March 31, 2010, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of March 31, 2010, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio, a maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio and a total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010, we were not in compliance with the financial covenants in the Credit Agreement. In addition, the filing of the Chapter 11 Case constitutes an event of default under the terms of the Credit Agreement resulting in an acceleration of the obligations thereunder, subject to the bankruptcy stay.

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

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. An event of default under the sale leaseback agreement for the corporate office building occurred on October 26, 2009

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our condensed consolidated balance sheets and depreciate it according to our policy. During the three months ended March 31, 2010 and 2009, we recorded interest expense related to this lease of approximately $1.3 million, respectively. Future minimum lease payments related to this lease for the next five years are approximately $5.4 million, $5.5 million, $5.5 million, $5.6 million and $5.7 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

  Fair Value of Long-term Debt

        At March 31, 2010, the estimated aggregate fair value of our publicly traded debt securities is $100.4 million compared to a carrying amount of $2.25 billion. At December 31, 2009, the estimated aggregate fair value of our publicly traded debt securities was $138.3 million compared to a carrying amount of $2.25 billion. The fair value of our publicly traded debt securities is estimated based on quoted market prices, which is considered a Level 1 fair value measurement. As a result of the uncertainties surrounding the Chapter 11 Case, it is not practicable to estimate the fair value of our long-term debt that is not publicly traded.

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

        At March 31, 2010 we have a floating-to-fixed interest rate swap with a notional amount of $250 million, terminating in January 2011, which effectively converts a portion of our floating-rate debt to a fixed rate. This interest rate swap is not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap are recognized in earnings in the period of the change. As a result of the Chapter 11 Case, this swap is classified in liabilities subject to compromise in the accompanying condensed consolidated balance sheets, and in accordance with ASC Topic 852, the liability is carried at the expected amount of the allowed claim, which approximates the fair value of the swap without adjustments for non-performance risk. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our condensed consolidated financial statements. As of March 31, 2010, we paid a weighted-average fixed rate of approximately 3.0% and received one-month LIBOR which approximated 0.2% on this interest rate swap.

6. Derivative Instruments (Continued)

        During the three months ended March 31, 2010, an interest rate swap of one of our 50% owned joint ventures with a notional amount of $430.0 million was early terminated and as a result, we reclassified $2.0 million of deferred losses, net of tax, from accumulated other comprehensive income (loss) into operations. As a result of the termination of this interest rate swap, the carrying amount of the liability was adjusted to the termination settlement amount and a loss was recorded by the joint venture. Our 50% share of this loss is reflected in interest and other expense from joint ventures in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2010.

        During the three months ended December 31, 2009, we early terminated a floating-to-fixed interest rate swap with a notional amount of $1.36 billion. Prior to termination, this cash flow hedge effectively converted a portion of our floating-rate debt to a fixed rate. This interest rate swap was not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap were recognized in earnings in the period of the change. The estimated expected amount of the allowed claim related to this interest rate swap, which approximates the termination settlement amount of the swap, is classified in liabilities subject to compromise in the accompanying condensed consolidated balance sheets.

        Also during the three months ended December 31, 2009, we early terminated two floating-to-fixed interest rate swaps with a combined notional amount of $250 million. Prior to termination, these cash flow hedges effectively converted a portion of our floating-rate debt to a fixed rate. These interest rate swaps previously qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value being reported as a component of other comprehensive income (loss). During the first quarter of 2009, these interest rate swaps were de-designated as cash flow hedges for accounting purposes. As a result of the termination of these swaps, we reclassified $1.7 million in deferred losses, net of tax, from accumulated other comprehensive income (loss) into earnings during the three months ended December 31, 2009. The total termination settlement amount of these swaps is recorded in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

        During the second quarter of 2009, two interest rate swaps of one of our 50% owned joint ventures with notional amounts of $297.8 million were terminated. As a result, we reclassified $0.3 million in deferred losses, net of tax, from accumulated other comprehensive income into operations during the year ended December 31, 2009. Accumulated other comprehensive loss on our condensed consolidated balance sheets at December 31, 2009 includes our proportionate share of our 50% owned joint ventures' deferred net losses on interest rate swaps that were previously designated as hedging instruments. As of March 31, 2010, all deferred net losses related to these interest rate swaps have been reclassified from accumulated other comprehensive income (loss) into operations.

6. Derivative Instruments (Continued)

        The activity in deferred gains (losses) on derivatives included in accumulated other comprehensive income (loss) is as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2010	2009
Deferred losses on derivatives included in accumulated other comprehensive income (loss), beginning balance	$(1,985)	$(8,414)
Gains on derivatives recognized in other comprehensive income (loss) (effective portion), net of tax	—	1,286
Losses reclassified from other comprehensive income (loss) into operations (effective portion) in change of fair value of derivative instruments	—	794
Losses reclassified from other comprehensive income (loss) into operations as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	1,985	—

Deferred losses on derivatives included in accumulated other comprehensive income (loss), ending balance	$—	$(6,334)

        In accordance with ASC Topic 852, Reorganizations, the Debtors' interest rate swap liabilities are classified as liabilities subject to compromise in our condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009. These interest rate swap liabilities are adjusted to the expected amounts of the allowed claims, which are different than the prepetition carrying amounts of these liabilities as a result of changes in the fair values of these instruments. Gains and losses resulting from adjustments to the carrying values of swap liabilities subject to compromise are recorded in reorganization items in the accompanying condensed consolidated statements of operations.

6. Derivative Instruments (Continued)

        Presented below are the effects of derivative instruments on our condensed consolidated statements of operations (amounts in thousands, unaudited):

	Three months ended March 31,
	2010	2009
Amounts included in change in fair value of derivative instruments:
Gains from interest rate swaps	$—	$19,264
Losses from interest rate cap	(41)	(30)

Net (losses) gains for derivatives not designated as hedging instruments	(41)	19,234
Losses reclassified from accumulated other comprehensive income (loss) into operations (effective portion)	—	(216)

Total derivative (losses) gains included in change in fair value of derivative instruments	(41)	19,018

Amounts included in reorganization items:
Gains from interest rate swaps	964	—

Amounts included in interest and other expense from joint ventures:
(Losses) gains for derivatives not designated as hedging instruments	(22,221)	4,569
Losses reclassified from accumulated other comprehensive income (loss) into operations (effective portion)	(386)	(1,005)
Losses reclassified from accumulated other comprehensive income (loss) into operations as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	(2,667)	—

Total derivative (losses) gains included in interest and other expense from joint ventures	(25,274)	3,564

Total derivative (losses) gains included in condensed consolidated statements of operations	$(24,351)	$22,582

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as an addition to, or reduction of, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps and interest rate cap resulted in an increase in interest expense of approximately $1.7 million and $19.3 million for the three months ended March 31, 2010 and 2009, respectively. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase or decrease in interest and other expense from joint ventures in our condensed consolidated statements of operations, and totaled approximately $26.8 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.

6. Derivative Instruments (Continued)

        The fair values of our outstanding derivative instruments are recorded in our condensed consolidated balance sheets as follows (amounts in thousands):

	Fair Value at
Balance Sheet Classification	March 31, 2010	December 31, 2009
	(unaudited)
Derivatives not designated as hedging instruments:
Interest rate swaps(a):
Liabilities subject to compromise	$140,829	$141,793
Accrued expenses and other current liabilities	8,937	8,937

Total liability derivatives	$149,766	$150,730

Interest rate cap:
Other assets, net	$2	$42

Total asset derivatives	$2	$42

(a)
Includes termination values of interest rate swaps that were terminated during the fourth quarter of 2009.

7. Fair Value Measurements

        The Company measures the fair value of its derivative instruments, deferred compensation assets and liabilities, and available-for-sale securities on a recurring basis pursuant to ASC Topic 820, Fair Value Measurements and Disclosures, which utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable, and include situations in which there is little, if any, market activity for the asset or liability at the measurement date.

7. Fair Value Measurements (Continued)

        The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands, unaudited):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010
Assets
Company-owned life insurance—deferred compensation	$—	$20,670	$—	$20,670
Interest rate caps	—	2	—	2
Available-for-sale securities	337	—	—	337

Total assets measured at fair value on a recurring basis	$337	$20,672	$—	$21,009

Liabilities
Liabilities subject to compromise:
Interest rate swap	$—	$5,316	$—	$5,316
Deferred compensation liabilities	1,086	—	—	1,086

Total liabilities measured at fair value on a recurring basis	$1,086	$5,316	$—	$6,402

        The fair values of Company-owned life insurance deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms. The fair values of available-for-sale securities and deferred compensation liabilities are based on quoted prices in active markets. The fair values of interest rate swaps and interest rate caps are based on quoted market prices from various banks for similar instruments. These quoted market prices are based on relevant factors such as the contractual terms of our interest rate swap agreements and interest rate curves and are adjusted for the non-performance risk of either us or our counterparties, as applicable. Certain interest rate swaps previously accounted for at fair value have been terminated early, and as a result, are no longer accounted for at fair value on a recurring basis.

        The Company's remaining interest rate swap liability that is measured at fair value on a recurring basis has been reclassified to liabilities subject to compromise as a result of the Chapter 11 Case. In accordance with ASC Topic 852, this liability is carried at the expected amount of the allowed claim, which approximates its fair value, and as such, its carrying amount no longer includes an adjustment for non-performance risk.

8. Stockholders' Equity

  Other Comprehensive Income

        ASC Topic 220, Comprehensive Income requires companies to disclose other comprehensive income (loss) and the components of such income (loss). Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity, and includes unrealized gains (losses) on available-for-sale securities and the amortization of unrecognized pension and postretirement benefit plan liabilities. In addition, comprehensive income (loss) includes recognition of deferred mark-to-market adjustments on interest rate swaps that were previously designated as hedging instruments, as well as our

8. Stockholders' Equity (Continued)

50% share of deferred mark-to-market adjustments on interest rate swaps previously designated as hedging instruments at Green Valley Ranch and Aliante Station. Comprehensive loss was computed as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2010	2009
Net loss	$(53,533)	$(33,709)
Mark-to-market valuation of interest rate swaps, net of tax	1,985	2,079
Unrealized (losses) gains on available-for-sale securities, net of tax	(37)	29
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(11)	(9)

Comprehensive loss	$(51,596)	$(31,610)

        The components of accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Mark-to-market valuation of interest rate swaps of joint ventures, net of tax	$—	$(1,985)
Unrealized loss on available-for-sale securities, net of tax	(122)	(85)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	1,137	1,148

Accumulated other comprehensive income (loss)	$1,015	$(922)

        The mark-to-market valuation of interest rate swaps, net of tax, included in accumulated other comprehensive loss at December 31, 2009 relates to our 50% interest in the mark-to-market valuation of the interest rate swap at Green Valley Ranch that was de-designated as a cash flow hedge during the year ended December 31, 2009. During the three months ended March 31, 2010, the Green Valley Ranch interest rate swap was early terminated and as a result, the remaining balance of deferred losses, net of tax, in accumulated other comprehensive loss was reclassified to operations.

9. Share-Based Compensation

        Long-term incentive compensation is provided in the form of non-voting limited liability company membership interests in FCP and Fertitta Partners LLC, a Nevada limited liability company ("Fertitta Partners") pursuant to the Second Amended and Restated Operating Agreement of Fertitta Colony Partners and the Amended and Restated Operating Agreement of Fertitta Partners, respectively (collectively "the Operating Agreements"). The Operating Agreements allow certain officers and members of management of the Company to participate in the long-term growth and financial success of the Company through indirect ownership of Class B Units and direct ownership of Class C Units in FCP and Fertitta Partners. The purpose is to promote the Company's long-term growth and profitability by aligning the interests of the Company's management with the interests of the owners of the Company and by encouraging retention.

        Upon the consummation of the Merger and during the year ended December 31, 2008, certain members of management were awarded indirect ownership of Class B Units and direct ownership of Class C Units in each of FCP and Fertitta Partners. The Class C Units include certain call and put provisions as defined in the Operating Agreements, such that under certain circumstances, within ninety

9. Share-Based Compensation (Continued)

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

        At March 31, 2010, we had unearned share-based compensation of approximately $38.4 million associated with Class B Units and Class C Units which was originally expected to be recognized through September 2013. Should the Class B Units and Class C Units be cancelled as a result of the Chapter 11 proceedings, the remaining unearned share-based compensation will be recognized upon cancellation. During the three months ended March 31, 2010 and 2009, respectively, there were no Class B Units or Class C Units granted.

        The following table shows the classification of share-based compensation expense within the accompanying condensed consolidated financial statements (amounts in thousands, unaudited):

	Three months ended March 31,
	2010	2009
Total share-based compensation	$3,463	$3,663
Less compensation costs capitalized	(59)	(60)
Less reimbursed compensation costs	—	(42)

Share-based compensation recognized as expense	$3,404	$3,561

Casino	$34	$84
Selling, general and administrative	663	616
Corporate	1,942	2,077
Development and preopening	765	767
Earnings from joint ventures	—	17

Share-based compensation recognized as expense	3,404	3,561
Tax benefit	(1,191)	(1,246)

Share-based compensation expense, net of tax	$2,213	$2,315

10. Future Development

  Las Vegas Development

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. Through March 31, 2010, we have contributed an additional $44.7 million to fund the acquisition of additional property as well as design and development costs.

10. Future Development (Continued)

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

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the year ended December 31, 2008. Over the period of May 2007 through June 2008, we purchased an additional 11 acres of land adjacent to the 23 acres, bringing the total land held for development to 34 acres. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (the "NIGC"). Prior to obtaining third-party financing, we will contribute significant financial support to the project. Through March 31, 2010, we have advanced approximately $145.3 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through March 31, 2010, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

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

10. Future Development (Continued)

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

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We agreed to pay $6.0 million for our 50% interest in MPM, which was payable upon achieving certain milestones and is not reimbursable. As of March 31, 2010, payments totaling $6.0 million had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the Third Amended and Restated Management Agreement, subject to certain contingencies. Under the terms of the Third Amended and Restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Through March 31, 2010, we have advanced approximately $59.5 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing and from Gun Lake's gaming revenues. The Third Amended and Restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million. Since the risks and rewards under the Development and Management Agreements are shared disproportionately by MPM's members, MPM is considered a variable interest entity under the provisions of ASC Topic 810, Consolidation. We have determined that the Company is the primary beneficiary of MPM and based on a qualitative analysis, we believe Station directs the most significant activities that impact MPM's economic performance, therefore we consolidate MPM in our condensed consolidated financial statements. The following table sets forth the carrying amounts of the

10. Future Development (Continued)

assets and liabilities of MPM included in our condensed consolidated balance sheet (amounts in thousands, unaudited):

March 31, 2010
Assets:
Intangible assets, net	$24,000
Native American development costs	59,550

Total assets	$83,550

Liabilities:
Current portion of long-term debt	$33
Long-term debt, less current portion	5,644

Total liabilities	$5,677

        The project is being developed on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include slot machines, table games and various dining options. Construction of the project includes the conversion of a portion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the Management Agreement by the NIGC.

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

        On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle the MGO Plaintiffs to any relief on the issues raised in the MGO Complaint, and granted the parties' motion to dismiss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the MGO Plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the MGO Plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions had been reviewed on appeal. On May 21, 2007, the MGO Plaintiffs filed their appellate brief in the United States Court of Appeal for the District of Columbia (the "Court of Appeals") appealing the District Court's decision. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the MGO Plaintiffs filed their reply brief. Oral arguments were heard on October 19, 2007. On April 29, 2008, the Court of Appeals affirmed the District Court's dismissal of the lawsuit filed by the MGO Plaintiffs.

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

10. Future Development (Continued)

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

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the Determination. On October 7, 2008, the DOI filed a motion to dismiss. On October 17, 2008, the plaintiff filed a motion to stop the DOI from taking land into trust for Gun Lake, which was denied by the District Court on January 26, 2009. The District Court filed an order that gave the plaintiff 21 days to submit a memorandum addressing whether the District Court still has jurisdiction in this case in light of the DOI accepting the land in trust for the benefit of Gun Lake. The DOI and Gun Lake filed their memoranda addressing this issue on April 6, 2009. On August 19, 2009, the DOI's motion to dismiss and motion for judgment on the pleadings was granted and the plaintiff's motions for preliminary injunctive relief were denied. On September 15, 2009, plaintiff filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit. On November 6, 2009, Gun Lake filed a Motion to Dismiss the appeal in part. The Motion has been referred to the panel of judges to whom the case will be assigned for decision. On January 8, 2010, the Court ordered the Court Clerk to enter a briefing schedule. Appellant's brief is due on April 9, 2010, Appellees' briefs are due on May 10, 2010, and Appellant's reply brief is due on May 24, 2010. The Company believes that the appeal is without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

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

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Through March 31, 2010, we have advanced approximately $11.8 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving

10. Future Development (Continued)

certain milestones, which will not be reimbursed. Through March 31, 2010, $50,000 of these payments had been made and were expensed as incurred. Although the Company continues to fund advances to MITCR, given the recent recession and thus the revised expected potential of the project, as of March 31, 2010 the Company has fully impaired the associated long-term asset. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

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

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. Through March 31, 2010, we have advanced approximately $15.8 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments

10. Future Development (Continued)

upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through March 31, 2010, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

  Land Held for Development

        As of March 31, 2010, we had $305.5 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 1,321 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at March 31, 2010 or December 31, 2009.

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

11. Write-downs and other charges, net

        Write-downs and other charges, net includes various pretax charges to record losses on asset disposals and other non-routine transactions. The components of write-downs and other charges, net were as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2010	2009
Loss on disposal of assets, net	$143	$139
(Gain) loss on land disposition	(74)	4,846
Severance expense	540	232
Legal settlement	6,100	—
Write-off of debt offering and restructuring fees	—	33

Write-downs and other charges, net	$6,709	$5,250

12. Reorganization Items

        Reorganization items represent amounts incurred as a direct result of the Chapter 11 Cases and are presented separately in the Condensed Consolidated Statements of Operations. The components of reorganization items were as follows (amounts in thousands, unaudited):

Three months ended March 31, 2010
Professional fees and retainers	$19,736
Adjustment of swap carrying values to expected amounts of allowed claims	(964)
Other	479

Reorganization items, net	$19,251

        Professional fees include financial, legal and other services directly associated with the reorganization process. Cash payments for professional fees and retainers and other reorganization items for the three months ended March 31, 2010 totaled $14.7 million.

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

13. Retirement Plans (Continued)

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

        The components of the net periodic pension benefit cost related to the SERP and SMRP consist of the following (amounts in thousands, unaudited):

	Three months ended March 31,
	2010	2009
Service cost	$427	$529
Interest cost	324	304
Amortization of prior service credit	(16)	(16)

Net periodic pension cost	$735	$817

14. Income Taxes

        For the three months ended March 31, 2010 and 2009, our effective tax rates were 4.3% and (208.6)%, respectively. The effective tax rate for the three months ended March 31, 2010 was significantly lower than the prior period due to an increase in the prior period in our valuation allowance due to a portion of our net operating loss that is more likely than not unrealizable.

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

15. Commitments and Contingencies (Continued)

        On August 19, 2009, the corporate defendants, other than the Company, filed an answer responding to the complaint. Subsequently, on August 27, 2009, the corporate defendants, other than the Company, filed a motion to stay the State Court Action pending the resolution of the Company's bankruptcy petition. That motion was granted on September 30, 2009.

        On or about April 30, 2010, the Company and the plaintiffs reached preliminary agreement on the terms of global settlement of all claims asserted in the State Court Action. The principal terms of the settlement are:

          a.     The plaintiffs will have an aggregate allowed $5 million general unsecured claim in the Company's bankruptcy case in respect of all of the claims alleged in the State Court Action that arose prior to Jan. 28, 2009.

          b.     The Company will set aside $1.1 million to pay (i) the claims of the plaintiffs that were employed at the Company and its subsidiaries that are defendants in the State Court Action during the period January 28, 2009 through the date of the approval of the settlement by the Bankruptcy Court, and (ii) the fees and expenses of the plaintiffs' counsel.

          c.     The State Court Action will be removed from the state court to the Bankruptcy Court. Upon approval of the settlement by the Bankruptcy Court, the State Court Action will be dismissed.

        The settlement remains subject to final documentation, and will further require (i) preliminary approval by the Bankruptcy Court, (ii) notice to the current and former employees covered by the State Court Action of their right to object to the settlement and/or be excluded therefrom; and (iii) final approval by the Bankruptcy Court.

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

        On February 10, 2010, the Company's wholly owned subsidiary, GV Ranch Station, Inc. ("GV Ranch"), filed a Voluntary Petition for Chapter 11 Protection in the United States Bankruptcy Court, District of Nevada, Case No. 10-50381-gwz. GV Ranch and its joint venture partner, GCR Gaming, LLC ("GCR"), each own a 50% equity interest in Green Valley Ranch Gaming, LLC, an entity that holds as its asset the Green Valley Ranch Resort and Casino, located in Henderson Nevada ("GVR"). GV Ranch manages GVR under an operating agreement executed between the GV Ranch, GCR, and Green Valley Ranch Gaming, LLC (the "Operating Agreement"). On February 18, 2010, GCR filed a motion in the Bankruptcy Court seeking (i) dismissal of the G.V. Ranch Chapter 11 case as a bad faith filing; or, in the alternative (ii) rejection of the Operating Agreement; or, in the alternative (iii) relief from the automatic stay to enforce its rights under the Operating Agreement. In its motion, GCR alleges that GV Ranch mismanaged the property by, among other things, diverting business from GVR to another Station-managed property. The motion, along with a motion for joint administration of the case with Station's bankruptcy cases in the same court, will be heard on June 4, 2010. The Company vigorously denies any and all of GCR's allegations.

16. Debtor Condensed Combined Financial Statements

        As discussed in Note 1, on July 28, 2009, the Company and certain of its affiliates filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, under chapter 11 of title 11 of the United States Code, and on February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code.

        The following condensed combined balance sheets as of March 31, 2010 and December 31, 2009, condensed combined statements of operations for the three months ended March 31, 2010, and condensed combined statements of cash flows for the three months ended March 31, 2010 present the post-petition financial condition, results of operations, and cash flows on a combined basis for Station Casinos, Inc. and its wholly owned subsidiaries that are debtors in the Chapter 11 Cases. The debtor entities included in the following condensed combined financial statements are Station Casinos, Inc., FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC, Reno Land Holdings, LLC, and GV Ranch Station, Inc.

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$893	$2,283
Restricted cash	126,039	95,783
Receivables, net	26,830	24,373
Inventories	14	12
Prepaid expenses	7,119	5,567

Total current assets	160,895	128,018
Property and equipment, net	1,819,173	1,832,068
Intangible assets, net	5,975	5,975
Land held for development	24,192	24,192
Investments in non-debtor subsidiaries	2,826,532	2,923,274
Other assets, net	71,571	69,137

Total assets	$4,908,338	$4,982,664

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Debtor-in-possession financing	$269,964	$193,151
Accounts payable	556	544
Accrued interest payable	117	3,818
Accrued expenses and other current liabilities	21,855	22,856

Total current liabilities	292,492	220,369
Intercompany payables to non-debtors, net	800,108	934,789
Investment in joint venture, deficit	19,031	—
Deferred income tax, net	128,306	123,828
Other long-term liabilities, net	6,665	6,957

Total liabilities not subject to compromise	1,246,602	1,285,943
Liabilities subject to compromise	6,045,257	6,032,109

Total liabilities	7,291,859	7,318,052

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,954,494	2,951,031
Accumulated other comprehensive income (loss)	1,015	(922)
Accumulated deficit	(5,339,447)	(5,285,914)

Total stockholders' deficit	(2,383,521)	(2,335,388)

Total liabilities and stockholders' deficit	$4,908,338	$4,982,664

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

Three months ended March 31, 2010
Operating revenues:
Other	$62,604
Management fees	5,354

Total revenues	67,958

Operating costs and expenses:
Corporate, selling, general and administrative expenses	8,378
Development	1,353
Depreciation and amortization	11,993
Write-downs and other charges, net	6,379

28,103

Operating income	39,855
Equity in losses of non-debtor subsidiaries	(30,245)
Equity in earnings of joint ventures	2,437

Operating income and equity in earnings (losses) of non-debtor subsidiaries and joint ventures	12,047

Other expense:
Interest expense, net	(23,001)
Interest and other expense from joint ventures	(25,669)
Change in fair value of derivative instruments	(41)

(48,711)

Loss before reorganization items and income taxes	(36,664)
Reorganization items, net	(19,251)

Loss before income taxes	(55,915)
Income tax benefit	2,382

Net loss	$(53,533)

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

Three months ended March 31, 2010
Cash flows from operating activities:
Net loss	$(53,533)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,993
Change in fair value of derivative instruments	41
Share-based compensation	3,404
Equity in losses of non-debtor subsidiaries	30,245
Equity in losses of joint ventures	23,232
Reorganization items	19,251
Changes in assets and liabilities:
Restricted cash	(30,256)
Receivables, net	(2,457)
Intercompany receivables	(65,697)
Inventories and prepaid expenses	(1,554)
Deferred income tax	3,235
Accounts payable	(40)
Accrued interest	1,450
Accrued expenses and other current liabilities	1,232
Other, net	205

Total adjustments	(5,716)

Net cash used in operating activities before reorganization items	(59,249)

Net cash used for reorganization items	(14,697)

Net cash used in operating activities	(73,946)

Cash flows from investing activities:
Capital expenditures	(1,521)
Other, net	(2,111)

Net cash used in investing activities	(3,632)

Cash flows from financing activities:
Borrowings under DIP Facility	47,313
Borrowings under Unsecured Revolving Loan Promissory Note	29,500
Payments under Term Loan with maturity dates greater than three months	(625)

Net cash provided by financing activities	76,188

Cash and cash equivalents:
Decrease in cash and cash equivalents	(1,390)
Balance, beginning of period	2,283

Balance, end of period	$893

17. Subsequent Events

        Subsequent to March 31, 2010, we did not to make scheduled interest payments totaling $2.4 million on the Land Loan.

Luckevich, Scott and St. Cyr Litigation

        On or about April 30, 2010, the Company and the plaintiffs reached preliminary agreement on the terms of global settlement of all claims asserted in the State Court Action. The principal terms of the settlement are:

          a.     The plaintiffs will have an aggregate allowed $5 million general unsecured claim in the Company's bankruptcy case in respect of all of the claims alleged in the State Court Action that arose prior to Jan. 28, 2009.

          b.     The Company will set aside $1.1 million to pay (i) the claims of the plaintiffs that were employed at the Company and its subsidiaries that are defendants in the State Court Action during the period January 28, 2009 through the date of the approval of the settlement by the Bankruptcy Court, and (ii) the fees and expenses of the plaintiffs' counsel.

          c.     The State Court Action will be removed from the state court to the Bankruptcy Court. Upon approval of the settlement by the Bankruptcy Court, the State Court Action will be dismissed.

        The settlement remains subject to final documentation, and will further require (i) preliminary approval by the Bankruptcy Court, (ii) notice to the current and former employees covered by the State Court Action of their right to object to the settlement and/or be excluded therefrom; and (iii) final approval by the Bankruptcy Court. The $6.1 million settlement was accrued during the three months ended March 31, 2010, and the liability is classified in liabilities subject to compromise in the accompanying condensed consolidated financial statements.

        We evaluated all activity of the Company and concluded that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

        The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2010 and 2009, should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

Overview

        The following table highlights the results of our operations as compared to the prior period (dollars in thousands, unaudited):

	Three months ended March 31,
			Percent change
	2010	2009
Net revenues—total	$249,371	$282,748	(11.8)%
Major Las Vegas Operations (a)	227,568	258,765	(12.1)%
Management fees (b)	12,481	14,019	(11.0)%
Other operations and corporate (c)	9,322	9,964	(6.4)%
Operating income (loss)—total	$23,492	$27,730	(15.3)%
Major Las Vegas Operations (a)	48,163	60,368	(20.2)%
Management fees (b)	12,481	14,019	(11.0)%
Other operations and corporate (c)	(37,152)	(46,657)	20.4%
Cash flows (used in) provided by:
Operating activities	$50,059	$(53,623)	(193.4)%
Investing activities	(17,917)	(40,653)	(55.9)%
Financing activities	(701)	(23,183)	(97.0)%

(a)
Includes the wholly-owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Fiesta Rancho and Fiesta Henderson.

(b)
Includes management fees from Thunder Valley, Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes.

(c)
Includes the wholly-owned properties of Wild Wild West, Wildfire Rancho, Wildfire Boulder, Gold Rush, Lake Mead Lounge and corporate and development expense.

  Results of Operations

        Consolidated net revenues for the three months ended March 31, 2010 decreased 11.8% to $249.4 million as compared to $282.7 million for the three months ended March 31, 2009. The decrease in net revenues was due primarily to an overall decrease in gaming revenue across all of our properties as the result of the continuation of weak Las Vegas and U.S. economies. Declining real estate values, increased unemployment and a decrease in consumer confidence levels have all precipitated an economic slowdown which has continued to negatively impact our operations. Similarly, combined net revenues from our Major Las Vegas Operations decreased 12.1% to $227.6 million for the three months ended March 31, 2010 as compared to $258.8 million for the three months ended March 31, 2009.

        Consolidated operating income decreased by $4.2 million or 15.3% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This decrease is primarily due a decrease in revenues as a result of the economic slowdown discussed above, partially offset by decreases in operating expenses including depreciation and amortization expense, corporate expense and selling, general and administrative expenses, which are discussed in more detail below. Our consolidated operating margin decreased slightly to 9.4% for the three months ended March 31, 2010 compared to 9.8% for the three months ended March 31, 2009 for the reasons previously mentioned. We continue to monitor our expenses for additional opportunities for cost savings reductions. While we have made significant reductions in expenses we will continue to focus on operating efficiencies; however, many of our operational costs are fixed costs and thus our operating income and operating margin tend to decline as net revenues decrease.

        The following table highlights the various sources of our revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three months ended March 31,
			Percent change
	2010	2009
Casino revenues	$180,275	$203,122	(11.2)%
Casino expenses	72,512	83,002	(12.6)%
Margin	59.8%	59.1%
Food and beverage revenues	$39,919	$53,375	(25.2)%
Food and beverage expenses	25,398	31,229	(18.7)%
Margin	36.4%	41.5%
Room revenues	$18,917	$21,931	(13.7)%
Room expenses	8,306	8,584	(3.2)%
Margin	56.1%	60.9%
Other revenues	$15,505	$15,155	2.3%
Other expenses	4,548	4,386	3.7%
Selling, general and administrative expenses	$53,548	$55,074	(2.8)%
Percent of net revenues	21.5%	19.5%
Corporate expense	$8,918	$11,586	(23.0)%
Percent of net revenues	3.6%	4.1%
Earnings from joint ventures	$1,671	$1,663	0.5%

        Casino.    Casino revenues decreased 11.2% to $180.3 million for the three months ended March 31, 2010 as compared to $203.1 million for the three months ended March 31, 2009. The decrease in casino revenues is primarily due to the continuation of the general economic slowdown discussed above. As a result, customer visits to our properties and customer spend per visit decreased during the three months ended March 31, 2010 as compared to the same period in the prior year. Casino expenses decreased to $72.5 million for the three months ended March 31, 2010 as compared to $83.0 million for the three months ended March 31, 2009 due to a decrease in gaming taxes as a result of lower gaming revenues, a decrease in costs related to complimentaries and reduced payroll expense as a result of decreased staffing company-wide. The casino operating margin for the three months ended March 31, 2010 increased 0.7% as compared to the same period in the prior year.

        Food and Beverage.    Food and beverage revenues decreased 25.2% for the three months ended March 31, 2010 as compared to the same period in the prior year primarily due to the conversion of several owned outlets to leased outlets, and as a result of the general economic slowdown discussed above. Food covers for the three months ended March 31, 2010 decreased 37.5% compared to the three months ended March 31, 2009 due to these same factors. Food and beverage expenses decreased 18.7% for the three months ended March 31, 2010 as compared to the same period in the prior year due to the decrease in food covers, an overall decrease in our food and beverage costs as a result of efficiency efforts and reduced payroll expenses due to reduced staffing as a result of the conversion of owned outlets to leased outlets. The food and beverage operating margin for the three months ended March 31, 2010 decreased by 5.1% as compared to the three months ended March 31, 2009. The average guest check increased 5.1% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily due to the closure of lower priced restaurants.

        Room.    Room revenues decreased 13.7% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Room occupancy decreased to 79% for the three months ended March 31, 2010 as compared to 85% for the three months ended March 31, 2009 due to the general economic slowdown discussed above. The average daily room rate decreased to $66 for the three months ended March 31, 2010 from $71 in the same period in the prior year due to an overall decrease across all properties as a result of the general economic slowdown. Room expenses decreased 3.2% for the three months ended March 31, 2010 as compared to the same period in the prior year primarily due to reduced occupancy. Room operating margin for the three months ended March 31, 2010 decreased 4.8% compared to the three months ended March 31, 2009.

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues were approximately $15.5 million for the three months ended March 31, 2010, reflecting a slight increase as compared to approximately $15.2 million for the three months ended March 31, 2009.

        Management Fees.    We manage Thunder Valley on behalf of the United Auburn Indian Community (the "UAIC") and receive a management fee equal to 24% of net income (as defined in the management agreement). In addition, we are the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. For the three months ended March 31, 2010, management fees decreased to approximately $12.5 million as compared to $14.0 million for the three months ended March 31, 2009 as a result of no management fee revenue being recognized for Green Valley Ranch and Aliante Station, partially offset by increased revenues at Thunder Valley. The Thunder Valley management agreement will expire in June 2010.

        Selling, General and Administrative ("SG&A").    SG&A expenses decreased 2.8% or approximately $1.5 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. This improvement is primarily the result of a $0.5 million gain on net deferred compensation assets during the 2010 period, compared to a loss of $1.0 million during the 2009 period. SG&A as a percentage of net revenues increased to 21.5% for the three months ended March 31, 2010 compared to 19.5% for the same period in the prior year. A large portion of these costs are fixed, which causes an increase in the percentage of net revenues as revenues decline.

        Corporate Expense.    For the three months ended March 31, 2010, corporate expense decreased 23.0% to $8.9 million as compared to $11.6 million for the same period in the prior year. The decrease is primarily due to legal expenses that were recognized in the 2009 period related to the proposed debt restructuring. No comparable legal expenses were charged to corporate expense during the three months ended March 31, 2010. Corporate expense as a percentage of net revenues decreased to 3.6% for the three months ended March 31, 2010 compared to 4.1% for the three months ended March 31, 2009.

        Development and preopening expense.    Development and preopening expense includes costs to identify potential gaming opportunities and other development opportunities, and expenses incurred prior to the opening of projects under development, including payroll, travel and legal expenses. Development and preopening expense for the three months ended March 31, 2010 was approximately $1.9 million compared to $2.4 million for the same period in the prior year. The decrease in development and preopening expense is primarily the result of decreased activity related to projects under development.

        Depreciation and Amortization.    Depreciation and amortization decreased 17.7% to approximately $44.1 million for the three months ended March 31, 2010 as compared to $53.5 million for the three months ended March 31, 2009. Depreciation expense decreased by approximately $4.2 million as a result of certain depreciable assets becoming fully depreciated during the year ended December 31, 2009, and amortization expense decreased by approximately $5.2 million as a result of impairment losses recorded in the fourth quarter of 2009 related to our definite-lived intangible assets.

        Write-downs and Other Charges, net.    During the three months ended March 31, 2010, write-downs and other charges, net were approximately $6.7 million and consisted of a $6.1 million legal settlement, approximately $0.1 million in net losses on disposal of assets and approximately $0.5 million in severance expense. During the three months ended March 31, 2009, write-downs and other charges, net were approximately $5.3 million and consisted of a loss on land disposition of approximately $4.8 million, approximately $0.2 million in net losses on disposal of assets, and approximately $0.2 million in severance expense.

        Earnings from Joint Ventures.    We own a 50% interest in various joint ventures, including Green Valley Ranch and Aliante Station, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. We recorded our share of the earnings from these joint ventures of approximately $1.7 million for the three months ended March 31, 2010 compared to earnings of approximately $1.7 million for the prior year period.

        Interest Expense.    Interest expense, net of capitalized interest, decreased 70.2% to $27.5 million in the three months ended March 31, 2010 as compared to $92.1 million in the three months ended March 31, 2009. A majority of the decrease is due to the accounting treatment under the ASC Topic 852, Reorganizations, whereby interest expense is recognized only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim. As a result of the Chapter 11 Case, we stopped accruing interest for the senior notes, the senior subordinated notes and the mezzanine financings. Had we recognized the additional contractual interest expense, interest expense for the three months ended March 31, 2010 would have been $74.9 million higher than what was recorded. Capitalized interest for the three months ended March 31, 2010 was approximately $2.0 million compared to $3.5 million for the prior year period. The reduction in capitalized interest was due primarily to a decrease in our weighted average cost of capital during 2010 due to the cessation of interest accruals on a portion of our debt.

        Interest and Other Expense from Joint Ventures.    We recorded approximately $34.3 million in interest and other expense related to our unconsolidated joint ventures for the three months ended March 31, 2010, compared to approximately $7.6 million for the comparable period in 2009. The increase of approximately $26.7 million relates primarily to recording our 50% share of the loss that resulted from the early termination of Green Valley Ranch's interest rate swap in March 2010. Prior to the termination of this interest rate swap, the liability was carried at fair value, which incorporated nonperformance risk adjustments related to credit risks of both counterparties in accordance with ASC Topic 815, Derivatives and Hedging. Upon early termination of the swap, fair value accounting for the swap was discontinued and the carrying value of the liability was increased to a fixed termination settlement amount which does not incorporate a nonperformance risk adjustment.

        Change in Fair Value of Derivative Instruments.    During the three months ended March 31, 2010, we recorded a loss of approximately $41,000 related to the change in fair value of our interest rate cap, as compared to a gain of approximately $19.0 million related to the change in fair value of our derivative instruments not designated as hedges for accounting purposes during the three months ended March 31, 2009. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. During the fourth quarter of 2009, two derivative instruments with notional amounts totaling approximately $1.61 billion were early terminated and the liabilities were adjusted to their respective termination settlement amounts. As a result, no fair value adjustments were recorded for these liabilities during the three months ended March 31, 2010. In addition, an interest rate swap with a notional amount of $250 million was reclassified to liabilities subject to compromise in connection with the Chapter 11 Case, and as a result, changes in the fair value of this swap are no longer reflected in the change in fair value of derivative instruments line, but instead are reflected in reorganization items in our condensed consolidated statements of operations in accordance with ASC Topic 852.

        Gain on Early Retirement of Debt.    In January 2009, a wholly-owned subsidiary of the Company purchased $40.0 million in aggregate principal amount of our outstanding $700 million 6 7/8% Senior Subordinated Notes and $8.0 million in aggregate principal amount of our outstanding $450 million 6 1/2% Senior Subordinated Notes for approximately $1.5 million plus approximately $1.4 million in accrued interest. As a result, we recorded a gain on early retirement of debt of approximately $40.3 million during the three months ended March 31, 2009, representing the difference between the reacquisition price and the net carrying amount of the extinguished debt based on the face amount of the associated debt adjusted for the related unamortized discount and debt issuance costs. No gain or loss on early retirement of debt was recorded during the three months ended March 31, 2010.

        Income Tax Benefit (Provision).    For the three months ended March 31, 2010 and 2009 our effective tax rates were 4.3% and (208.6)%, respectively. The effective tax rate for the three months ended March 31, 2010 was significantly lower than the prior year period due to an increase in the prior year period in our valuation allowance due to a portion of our net operating loss that became more likely than not unrealizable.

Liquidity and Capital Resources

        The following liquidity and capital resources discussion contains certain forward-looking statements with respect to our business, financial condition, results of operations, dispositions, acquisitions, expansion projects and our subsidiaries, which involve risks and uncertainties that cannot be predicted or quantified, and consequently, actual results may differ materially from those expressed or implied herein. Such risks and uncertainties include, but are not limited to, our ability to effect a successful restructuring; the impact of the bankruptcy filing on our operations; our ability to finance operations and expenses associated with the pending bankruptcy proceeding; the impact of the substantial indebtedness incurred to finance the consummation of the going private transaction in November 2007; the effects of local and national economic, credit and capital market conditions on the economy in general, and on the gaming and hotel industries in particular; changes in laws, including increased tax rates, regulations or accounting standards, third-party relations and approvals, and decisions of courts, regulators and governmental bodies; litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation; acts of war or terrorist incidents or natural disasters; the effects of competition, including locations of competitors and operating and market competition; and other risks described in our filings with the Securities and Exchange Commission. In addition, construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen regulatory problems, work stoppages, weather interference, floods and unanticipated cost increases. The anticipated costs and construction periods are based on budgets, conceptual design documents and construction schedule estimates. There can be no assurance that the budgeted costs or construction period will be met. All forward-looking statements are based on our current expectations and projections about future events.

  Overview of Recent Developments

        On March 24, 2010, the Debtors filed a joint plan of reorganization under Chapter 11 of the Bankruptcy Code. Fertitta Gaming LLC ("Fertitta Gaming"), which is owned by Frank and Lorenzo Fertitta, and the steering committee representing over 60% of the Company's senior secured bank debt (the "Opco Lenders") have reached an agreement (the "Opco Plan Support Agreement") to support the Joint Plan of Reorganization of the Company and its subsidiaries that are debtors and debtors in possession (collectively, the "Debtors") in the Chapter 11 cases pending in the United States Bankruptcy Court, which is to be modified pursuant to the terms of the Opco Plan Support Agreement (as so modified, the "Joint Plan").

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

  Quarter Ended March 31, 2010

        During the three months ended March 31, 2010, cash provided by operating activities was approximately $50.1 million, as compared to cash used in operating activities of $53.6 million for the three months ended March 31, 2009, reflecting a $103.7 million increase in cash flows from operations compared to the prior year period. This increase resulted primarily from a $50.3 million improvement in our operating results, net of noncash items and reorganization costs, a decrease of $53.2 million in restricted cash and a decrease of $28.1 million in cash paid for interest, partially offset by $14.7 million in cash used for reorganization during the 2010 period, and approximately $13.2 million in other operating uses of cash, primarily changes in net working capital. The increase in restricted cash during the first quarter of 2009 was due primarily to additional collateral required for our treasury management function. The decrease in restricted cash during the first quarter of 2010 was due primarily to restricted cash released in connection with the DIP financing, partially offset by restrictions placed on our cash by the lenders of the CMBS Loans and the Bankruptcy Court. The decrease in cash paid for interest during the three months ended March 31, 2010 was primarily due to the cessation of interest payments on certain portions of our debt.

        At March 31, 2010, we had no borrowing availability under our Revolver but had $13.0 million of availability under our DIP Credit Agreement. We had $216.6 million in cash and cash equivalents as of March 31, 2010, of which approximately $65.6 million is in our casino cages to be used for the day-to-day operations of our properties and the remaining $151.0 million is to be used for general corporate purposes.

        During the three months ended March 31, 2010, total capital expenditures were approximately $9.5 million for maintenance capital expenditures and various other projects. We classify items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures for the three months ended March 31, 2010 were $4.6 million lower than the prior year period primarily due to differences in timing of capital expenditures during 2010 compared to 2009.

        In addition to capital expenditures, during the three months ended March 31, 2010, we paid approximately $7.1 million in reimbursable advances for our Native American development projects (see "Future Development") and paid approximately $1.1 million in equity contributions to joint ventures. During the same period in 2009, advances for Native American development costs were $3.3 million and equity contributions to joint ventures were $1.9 million. During the three months ended March 31, 2010, we paid $0.7 million in principal payments on our debt, primarily the $0.6 million quarterly payment on the Term Loan.

  Year ending December 31, 2010

        Our primary cash requirements for the remainder of 2010 are expected to include (i) approximately $55 million to $75 million for maintenance and other capital expenditures, (ii) payments related to our existing and potential Native American projects, and (iii) expenses related to the Chapter 11 Cases. Our liquidity and capital resources for 2010 are expected to be significantly affected by the filing of the Chapter 11 Cases and completion of a restructuring of our indebtedness. At this time it is not possible to predict with certainty the effect the Chapter 11 Cases and a restructuring will have on our business or various creditors, or the timing or cost of completing such a restructuring. Our future results depend upon our confirming and successfully implementing, on a timely basis, a restructuring or our indebtedness. Our operations and relationships with our customers, employees, regulators, vendors and agents may be adversely affected by the filing of the Chapter 11 Cases. As a result of the filing of the Chapter 11 Cases, we expect to incur, among other things, increased costs for professional fees and similar expenses. In addition, the filing may make it more difficult to retain and attract management and other key personnel and requires senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operations of our business.

        Our cash flows may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Although we believe that cash flows from operations and borrowings under our DIP facility will be adequate to meet our financial and operating obligations in 2010, our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, Station Casinos, Inc. entered into an unsecured, subordinated administrative priority DIP Credit Agreement among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company), as administrative agent and lender, and the lenders party thereto. The DIP Credit Agreement, as amended, provides for a $185 million revolving credit facility that will be funded on a committed basis for so long as Vista Holdings, LLC has cash and cash equivalents on hand in an amount in excess of $100 million and on a discretionary basis thereafter. The proceeds of the loans incurred under the DIP Credit Agreement will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case. Advances under the DIP Credit Agreement bear interest at a rate equal to 2.5% plus LIBOR. At March 31, 2010, advances under the DIP Credit Agreement totaled $172.0 million, and Vista Holdings, LLC had cash and cash equivalents on hand of $13.0 million.

        Station Casinos, Inc.'s obligations under the DIP Credit Agreement will be an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by Station Casinos, Inc. shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

        Station Casinos, Inc.'s obligations under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code.

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

        The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At March 31, 2010, the outstanding balance due under the Past Revolving Loan totaled $98.0 million.

        Station Casinos, Inc.'s obligations under the Past Revolving Loan will be an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by Station Casinos, Inc. shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

  Off-Balance Sheet Arrangements

        As of March 31, 2010, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, including interest rate swaps with a notional amount of $250 million (see "Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps"). We also have certain contractual obligations including long-term debt, operating leases, employment contracts, long-term stay-on performance agreements and slot conversion purchases. There have been no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

Future Development—Las Vegas

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. Through March 31, 2010, we have contributed an additional $44.0 million to fund the acquisition of additional property as well as design and development costs.

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

Through March 31, 2010, we have advanced approximately $145.3 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through March 31, 2010, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

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

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We agreed to pay $6.0 million for our 50% interest in MPM, which was payable upon achieving certain milestones and is not reimbursable. As of March 31, 2010, payments totaling $6.0 million had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the Third Amended and Restated Management Agreement, subject to certain contingencies. Under the terms of the Third Amended and Restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Through March 31, 2010, we have advanced approximately $59.5 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing and from Gun Lake's gaming revenues. The Third Amended and Restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million. Since the risks and rewards under the Development and Management Agreements are shared disproportionately by MPM's members, MPM is considered a variable interest entity under the provisions of ASC Topic 810, Consolidation. We have determined that the Company is the primary beneficiary of MPM and as a result, we consolidate MPM in our condensed consolidated financial statements.

        The project is being developed on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 25 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include slot machines, table games and various dining options. Construction of the project includes the conversion of a portion of an existing 192,000 square-foot building into the casino and entertainment facility. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the Management Agreement by the NIGC.

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

        On February 23, 2007, the District Court issued its decision in favor of the DOI and Gun Lake, finding that there were no facts which would entitle the MGO Plaintiffs to any relief on the issues raised in the MGO Complaint, and granted the parties' motion to dismiss or, in the alternative for summary judgment (the "Dispositive Motions"). On March 1, 2007, the MGO Plaintiffs filed a motion for stay pending appeal with the District Court. On March 5, 2007, the District Court granted the MGO Plaintiffs' motion for stay pending appeal, thereby precluding the DOI from taking the site into trust for the benefit of Gun Lake until the District Court's decision granting the Dispositive Motions had been reviewed on appeal. On May 21, 2007, the MGO Plaintiffs filed their appellate brief in the United States Court of Appeal for the District of Columbia (the "Court of Appeals") appealing the District Court's decision. On July 6, 2007, the DOI and Gun Lake filed their responsive briefs. On July 30, 2007, the MGO Plaintiffs filed their reply brief. Oral arguments were heard on October 19, 2007. On April 29, 2008, the Court of Appeals affirmed the District Court's dismissal of the lawsuit filed by the MGO Plaintiffs.

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

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the Determination. On October 7, 2008, the DOI filed a motion to dismiss. On October 17, 2008, the plaintiff filed a motion to stop the DOI from taking land into trust for Gun Lake, which was denied by the District Court on January 26, 2009. The District Court filed an order that gave the plaintiff 21 days to submit a memorandum addressing whether the District Court still has jurisdiction in this case in light of the DOI accepting the land in trust for the benefit of Gun Lake. The DOI and Gun Lake filed their memoranda addressing this issue on April 6, 2009. On August 19, 2009, the DOI's motion to dismiss and motion for judgment on the pleadings was granted and the plaintiff's motions for preliminary injunctive relief were denied. On September 15, 2009, plaintiff filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit. On November 6, 2009, Gun Lake filed a Motion to Dismiss the appeal in part. The Motion has been referred to the panel of judges to whom the case will be assigned for decision. On January 8, 2010, the Court ordered the Court Clerk to enter a briefing schedule. Appellant's brief is due on April 9, 2010, Appellees' briefs are due on May 10, 2010, and Appellant's reply brief is due on May 24, 2010. The Company believes that the appeal is without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

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

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Through March 31, 2010, we have advanced approximately $11.8 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through March 31, 2010, $50,000 of these payments had been made and were expensed as incurred. Although the Company continues to fund advances to MITCR, given the recent recession and thus the revised expected potential of the project, as of March 31, 2010 the

Company has fully impaired the associated long-term asset. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

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

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. Through March 31, 2010, we have advanced approximately $15.8 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through March 31, 2010, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California

Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

        As of March 31, 2010, we had $305.5 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 1,321 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at March 31, 2010 or December 31, 2009.

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

        On March 27, 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. On April 15, 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision. On July 16, 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Company is currently evaluating the impact of the Nevada Supreme Court's decision not to rehear the case. Accordingly, we have not recorded a receivable related to a refund for previously paid use tax on complimentary employee and patron meals in the accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision.

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

        The CMBS Loans are secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property"). Prior to the 2009 maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension. Interest on the CMBS Loans is equal to one-month LIBOR plus 5.3% per annum, which includes an additional 3.0% default rate. As a result of the Chapter 11 Case, interest due on the mezzanine financings is not being remitted to the mezzanine lenders. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with ASC Topic 815, Derivatives and Hedging, is marked to market at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower paid a fixed rate of approximately 5.3% and received one-month LIBOR, terminating in November 2012. This interest rate swap was early terminated during the three months ended December 31, 2009 (see Note 6—Derivative Instruments).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of December 31, 2009 and March 31, 2010, we were not in compliance with the lease coverage ratio. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. As of March 31, 2010, $109.3 million has been deposited in the collateral account in relation to this block.

  Land Loan

        On February 7, 2008, CV Propco, LLC, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 5.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 4.5% per annum, which includes an additional 2% default rate, at the borrower's election. The borrower is required to hedge the interest rate such that LIBOR will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower pays a fixed LIBOR rate of 3.0% and 3.7%, respectively, and receives one-month LIBOR. These interest rate swaps were early terminated in November 2009 (see Note 6—Derivative Instruments).

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

        During the first quarter of 2009, the lenders under the Land Loan, based on appraisals, indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement, and thus an event of default had occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the Land Loan and related accrued interest due and payable and to foreclose on the underlying collateral of the borrower which at March 31, 2010 and December 31, 2009 included land with a book value of $133.2 million. In December 2009, the balance of the interest reserve account of $8.2 million was liquidated, and $8.0 million was applied as a principal reduction to the loan with the remainder applied to the swap termination settlement amount. In addition, the borrower did not make the November 2009 payments or any subsequent payments due on account of interest or the interest rate swap agreements. There is no recourse to the Company for any portion of the land loan that is not satisfied by the Borrower or the collateral. The Company is in discussions with the lenders regarding a restructuring of the Land Loan however the Company can provide no assurance that it will be able to reach an agreement with the lenders. As a result the outstanding indebtedness related to the Land Loan has been classified as current in the accompanying condensed consolidated balance sheets.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver")

and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of March 31, 2010, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of March 31, 2010, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of March 31, 2010, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio, a maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio and a total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010, we were not in compliance with the financial covenants in the Credit Agreement. In addition, the filing of the Chapter 11 Case constitutes an event of default under the terms of the Credit Agreement resulting in an acceleration of the obligations thereunder, subject to the bankruptcy stay.

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

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. An event of default under the sale leaseback agreement for the corporate office building occurred on October 26, 2009 as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our condensed consolidated balance sheets and depreciate it according to our policy. During the three months ended March 31, 2010 and 2009, we recorded interest expense related to this lease of approximately $1.3 million, respectively. Future minimum lease payments related to this lease for the next five years are approximately $5.4 million, $5.5 million, $5.5 million, $5.6 million and $5.7 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

  Derivative Instruments

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. At March 31, 2010 we have a floating-to-fixed interest rate swap with a notional amount of $250 million, terminating in January 2011, which effectively converts a portion of our floating-rate debt to a fixed rate. This interest rate swap is not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap are recognized in earnings in the period of the change. As a result of the Chapter 11 Case, this swap is classified in liabilities subject to compromise in the accompanying condensed consolidated balance sheets, and in accordance with ASC Topic 852, the liability is carried at the expected amount of the allowed claim, which approximates the fair value of the swap without adjustments for non-performance risk. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our condensed consolidated financial statements. As of March 31, 2010, we paid a weighted-average fixed rate of approximately 3.0% and received one-month LIBOR which approximated 0.2% on this interest rate swap.

        During the three months ended March 31, 2010, an interest rate swap of one of our 50% owned joint ventures with a notional amount of $430.0 million was early terminated and as a result, we reclassified $2.0 million of deferred losses, net of tax, from accumulated other comprehensive loss into operations. As a result of the termination of this interest rate swap, the carrying amount of the liability was adjusted to the termination settlement amount and a loss was recorded by the joint venture. Our 50% share of this loss is reflected in interest and other expense from joint ventures in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2010.

        During the three months ended December 31, 2009, we early terminated a floating-to-fixed interest rate swap with a notional amount of $1.36 billion. Prior to termination, this cash flow hedge effectively converted a portion of our floating-rate debt to a fixed rate. This interest rate swap was not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap were recognized in earnings in the period of the change. The estimated expected amount of the allowed claim related to this interest rate swap, which approximates the termination settlement amount of the swap, is classified in liabilities subject to compromise in the accompanying condensed consolidated balance sheets.

        Also during the three months ended December 31, 2009, we early terminated two floating-to-fixed interest rate swaps with a combined notional amount of $250 million. Prior to termination, these cash flow hedges effectively converted a portion of our floating-rate debt to a fixed rate. These interest rate swaps previously qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value being reported as a component of other comprehensive income (loss). During the first quarter of 2009, these interest rate swaps were de-designated as cash flow hedges for accounting purposes. As a result of the termination of these swaps, we reclassified $1.7 million in deferred losses, net of tax, from accumulated other comprehensive income (loss) into earnings during the three months ended December 31, 2009. The total termination settlement amount of these swaps is recorded in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

        During the second quarter of 2009, two interest rate swaps of one of our 50% owned joint ventures with notional amounts of $297.8 million were terminated. As a result, we reclassified $0.3 million in deferred losses, net of tax, from accumulated other comprehensive income (loss) into operations during the year ended December 31, 2009.

        Accumulated other comprehensive loss on our condensed consolidated balance sheets at December 31, 2009 includes our proportionate share of our 50% owned joint ventures' deferred net losses on interest rate swaps that were previously designated as hedging instruments. As of March 31, 2010, all deferred net losses related to these interest rate swaps have been reclassified from accumulated other comprehensive income (loss) into operations.

        In accordance with ASC Topic 852, Reorganizations, the Debtors' interest rate swap liabilities are classified as liabilities subject to compromise in our condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009. These interest rate swap liabilities are adjusted to the expected amounts of the allowed claims, which are different than the prepetition carrying amounts of these liabilities as a result of changes in the fair values of these instruments. Gains and losses resulting from adjustments to the carrying values of swap liabilities subject to compromise are recorded in reorganization items in the accompanying condensed consolidated statements of operations.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as an addition to, or reduction of, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps and interest rate cap resulted in an increase in interest expense of approximately $1.7 million and $19.3 million for the three months ended March 31, 2010 and 2009, respectively. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase or decrease in interest and other expense from joint ventures in our condensed consolidated statements of operations, and totaled approximately $26.8 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At March 31, 2010, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At March 31, 2010, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

Critical Accounting Policies

        A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

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

        The following table provides information about our long-term debt at March 31, 2010 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands, unaudited):

	Maturity date	Face amount	Carrying value	Estimated fair value (b)
CMBS Loans, weighted-average interest rate of approximately 5.7%	November 2012 (a)	$2,475,000	$2,475,000	$2,475,000
Land Loan, weighted-average interest rate of approximately 8.5%	February 2011	242,032	242,032	242,032
Revolver, weighted-average interest rate of approximately 5.2%	August 2012	628,237	628,237	628,237
Term Loan, weighted-average interest rate of approximately 4.9%	August 2012	244,375	244,375	244,375
6% senior notes	April 2012	450,000	450,000	36,000
7 3/4% senior notes	August 2016	400,000	400,000	33,000
6 1/2% senior subordinated notes	February 2014	442,000	442,000	15,470
6 7/8% senior subordinated notes	March 2016	660,000	660,000	9,900
6 5/8% senior subordinated notes	March 2018	300,000	300,000	6,000
Other debt, weighted-average interest rate of approximately 7.9%	2010 - 2027	79,713	79,713	79,713

Total		$5,921,357	$5,921,357	$3,769,727

(a)
Prior to the maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension.

(b)
The estimated fair values of the senior notes and the senior subordinated notes are based on actual market prices for the most recent trades on or before March 31, 2010. As a result of the Chapter 11 Case, it is impracticable to estimate the fair values of all other long-term debt, therefore the estimated fair values are assumed to be equal to the carrying values, and do not reflect any adjustments related to the Company's credit risk, the potential impact of the Chapter 11 Case on the amounts recoverable by creditors, the Joint Plan of Reorganization, or the "stalking horse" bid.

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

        The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands, unaudited):

	Current Portion as of March 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$2,252,421	$5,639	$323	$345	$367	$2,276	$2,261,371
Weighted-average interest rate	8.7%	6.1%	7.2%	7.2%	7.2%	7.3%	8.7%
Variable-rate	$3,659,677	$27	$38	$244	—	—	$3,659,986
Weighted-average interest rate	5.8%	7.5%	7.5%	7.5%	—	—	5.8%
Interest rate swaps:
Notional amount	$250,000	$—	$—	$—	$—	$—	$250,000
Average payable rate	3.0%	—	—	—	—	—	3.0%
Average receivable rate	0.2%	—	—	—	—	—	0.2%

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

        On or about April 30, 2010, the Company and the plaintiffs reached preliminary agreement on the terms of global settlement of all claims asserted in the State Court Action. The principal terms of the settlement are:

          a.     The plaintiffs will have an aggregate allowed $5 million general unsecured claim in the Company's bankruptcy case in respect of all of the claims alleged in the State Court Action that arose prior to Jan. 28, 2009.

          b.     The Company will set aside $1.1 million to pay (i) the claims of the plaintiffs that were employed at the Company and its subsidiaries that are defendants in the State Court Action during the period January 28, 2009 through the date of the approval of the settlement by the Bankruptcy Court, and (ii) the fees and expenses of the plaintiffs' counsel.

          c.     The State Court Action will be removed from the state court to the Bankruptcy Court. Upon approval of the settlement by the Bankruptcy Court, the State Court Action will be dismissed.

        The settlement remains subject to final documentation, and will further require (i) preliminary approval by the Bankruptcy Court, (ii) notice to the current and former employees covered by the State Court Action of their right to object to the settlement and/or be excluded therefrom; and (iii) final approval by the Bankruptcy Court.

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

        On February 10, 2010, the Company's wholly owned subsidiary, GV Ranch Station, Inc. ("GV Ranch"), filed a Voluntary Petition for Chapter 11 Protection in the United States Bankruptcy Court, District of Nevada, Case No. 10-50381-gwz. GV Ranch and its joint venture partner, GCR Gaming, LLC ("GCR"), each own a 50% equity interest in Green Valley Ranch Gaming, LLC, an entity that holds as its asset the Green Valley Ranch Resort and Casino, located in Henderson Nevada ("GVR"). GV Ranch manages GVR under an operating agreement executed between the GV Ranch, GCR, and Green Valley Ranch Gaming, LLC (the "Operating Agreement"). On February 18, 2010, GCR filed a motion in the Bankruptcy Court seeking (i) dismissal of the G.V. Ranch Chapter 11 case as a bad faith filing; or, in the alternative (ii) rejection of the Operating Agreement; or, in the alternative (iii) relief from the automatic stay to enforce its rights under the Operating Agreement. In its motion, GCR alleges that GV Ranch mismanaged the property by, among other things, diverting business from GVR to another Station-managed property. The motion, along with a motion for joint administration of the case with Station's bankruptcy cases in the same court, will be heard on June 4, 2010. The Company vigorously denies any and all of GCR's allegations.

Item 1A.    Risk Factors

        A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, December 31, 2009 and March 31, 2010, we were not in compliance with the financial covenants, as defined in our Credit Agreement. We have not made scheduled interest payments on the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"), $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") or $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes") since February 1, 2009. The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have expired, resulting in an event of default under the indentures governing such indebtedness. In addition as a result of the filing of the Chapter 11 Case, the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have been accelerated and are due and payable, subject to the bankruptcy stay. See Note 1—Overview of Recent Developments for further discussion.

        In addition, the filing of the Chapter 11 Case constitutes an event of default or otherwise triggered repayment obligations under the Company's Credit Agreement, CMBS mortgage loan and related mezzanine financings, Land Loan, 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes, 2012 Senior Notes and corporate office lease. As a result of the Chapter 11 Case, all debt outstanding under such debt arrangements became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law under the Bankruptcy Code. The total amount of the defaults is $6.0 billion and the total arrearage as of the date of filing this Quarterly Report on Form 10-Q is $152.3 million.

Item 4.    Reserved

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

STATION CASINOS, INC., Registrant
DATE: May 17, 2010	/s/ THOMAS M. FRIEL Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)