Form 10-Q
period 2010-06-30
STATION CASINOS INC
filed 2010-08-16
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

         As of August 2, 2010 there were 41.7 shares outstanding of the registrant's voting common stock, $0.01 par value and 41,674,838 shares outstanding of the registrant's non-voting common stock, $0.01 par value. The issued and outstanding equity securities of the registrant are all owned by FCP Holding Inc., Fertitta Partners LLC and FCP VoteCo LLC.

STATION CASINOS, INC.
(Debtor and Debtor-In-Possession)
INDEX

Part I. Financial Information

Item 1.    Financial Statements

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$221,814	$185,193
Restricted cash	195,126	174,361
Receivables, net	24,999	49,878
Inventories	6,966	9,794
Prepaid gaming tax	18,633	16,293
Prepaid expenses	14,315	13,903

Total current assets	481,853	449,422
Property and equipment, net	2,675,896	2,723,683
Goodwill	184,699	184,699
Intangible assets, net (includes Intangible assets, net, of consolidated variable interest entity of $24,000 and $24,000)	277,627	293,235
Land held for development	305,541	305,617
Investments in joint ventures	25,725	10,489
Native American development costs (includes Native American development costs of consolidated variable interest entity of $63,797 and $53,649)	225,993	213,774
Other assets, net	100,190	95,913

Total assets	$4,277,524	$4,276,832

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt (includes Current portion of long-term debt of consolidated variable interest entity of $34 and $39)	$245,871	$242,347
Accounts payable	12,200	14,905
Construction contracts payable	1,524	741
Accrued interest payable	12,322	2,341
Accrued expenses and other current liabilities	110,787	91,676

Total current liabilities	382,704	352,010
Long-term debt, less current portion (includes Long-term debt, less current portion, of consolidated variable interest entity of $5,635 and $5,714)	5,590	9,341
Deferred income tax, net	134,238	116,691
Investments in joint ventures, deficit	196,877	143,048
Other long-term liabilities, net	6,617	7,021

Total liabilities not subject to compromise	726,026	628,111
Liabilities subject to compromise	6,001,255	5,984,109

Total liabilities	6,727,281	6,612,220

Commitments and contingencies (Note 14)
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,957,957	2,951,031
Accumulated other comprehensive income (loss)	931	(922)
Accumulated deficit	(5,409,062)	(5,285,914)

Total stockholders' deficit	(2,449,757)	(2,335,388)

Total liabilities and stockholders' deficit	$4,277,524	$4,276,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating revenues:
Casino	$167,100	$190,488	$347,375	$393,610
Food and beverage	41,119	50,625	81,038	104,000
Room	18,666	22,147	37,583	44,078
Other	14,734	16,060	30,239	31,215
Management fees	9,612	12,279	22,093	26,298

Gross revenues	251,231	291,599	518,328	599,201
Promotional allowances	(17,656)	(24,438)	(35,382)	(49,292)

Net revenues	233,575	267,161	482,946	549,909

Operating costs and expenses:
Casino	69,001	82,065	141,513	165,067
Food and beverage	26,870	31,156	52,268	62,385
Room	7,981	8,847	16,287	17,431
Other	4,599	5,203	9,147	9,589
Selling, general and administrative	57,054	55,309	110,602	110,383
Corporate	10,396	13,107	19,314	24,693
Development and preopening	1,818	1,976	3,692	4,366
Depreciation and amortization	40,266	53,020	84,332	106,537
Write-downs and other charges, net	107	590	6,816	5,840

	218,092	251,273	443,971	506,291

Operating income	15,483	15,888	38,975	43,618
Earnings from joint ventures	542	1,044	2,213	2,707

Operating income and earnings from joint ventures	16,025	16,932	41,188	46,325

Other (expense) income:
Interest expense, net (contractual interest expense for the three and six months ended June 30, 2010 was $105,571 and $207,928, respectively)	(25,171)	(92,344)	(52,644)	(184,394)
Interest and other expense from joint ventures	(10,311)	(14,642)	(44,624)	(22,275)
Change in fair value of derivative instruments	(1)	14,563	(42)	33,581
Gain on early retirement of debt	—	—	—	40,348

	(35,483)	(92,423)	(97,310)	(132,740)

Loss before reorganization items and income taxes	(19,458)	(75,491)	(56,122)	(86,415)
Reorganization items, net	(37,943)	—	(57,194)	—

Loss before income taxes	(57,401)	(75,491)	(113,316)	(86,415)
Income tax (provision) benefit	(12,214)	10,160	(9,832)	(12,625)

Net loss	$(69,615)	$(65,331)	$(123,148)	$(99,040)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(123,148)	$(99,040)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	84,332	106,537
Change in fair value of derivative instruments	42	(33,581)
Gain on early retirement of debt	—	(40,348)
Write-downs and other charges, net	119	5,416
Amortization of debt discount and issuance costs	978	19,443
Share-based compensation	6,808	7,029
Loss from joint ventures	42,411	19,568
Reorganization items	57,194	—
Changes in assets and liabilities:
Restricted cash	(20,765)	(75,146)
Receivables, net	24,879	(1,592)
Inventories and prepaid expenses	76	(181)
Deferred income tax	14,005	12,383
Accounts payable	(2,716)	(969)
Accrued interest	11,944	75,075
Accrued expenses and other current liabilities	14,750	(27,198)
Other, net	1,468	(7,775)

Total adjustments	235,525	58,661

Net cash provided by (used in) operating activities before reorganization items	112,377	(40,379)

Net cash used for reorganization items	(35,501)	—

Net cash provided by (used in) operating activities	76,876	(40,379)

Cash flows from investing activities:
Capital expenditures	(19,174)	(31,224)
Proceeds from sale of land, property and equipment	246	66
Investments in joint ventures	(2,109)	(15,946)
Distributions in excess of earnings from joint ventures	1,480	838
Construction contracts payable	783	(9,353)
Native American development costs	(12,483)	(5,844)
Other, net	(7,516)	(7,803)

Net cash used in investing activities	(38,773)	(69,266)

Cash flows from financing activities:
Payments under Term Loan with maturity dates greater than three months, net	(1,250)	(1,250)
Payments of financing costs	—	(26,959)
Redemption of senior subordinated notes	—	(1,460)
Other, net	(232)	(3,365)

Net cash used in financing activities	(1,482)	(33,034)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	36,621	(142,679)
Balance, beginning of period	185,193	458,064

Balance, end of period	$221,814	$315,385

Supplemental cash flow disclosures:
Cash paid for interest, net of $4,116 and $7,016 capitalized, respectively	$37,360	$88,330
Debt settlement in land sale	—	4,000

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

        The accompanying condensed consolidated financial statements included herein have been prepared by Station, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

        Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2009 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

  Overview of Recent Developments

        On July 28, 2009, the Company and certain of its affiliates (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 of title 11 of the United States Code. These cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case"). On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch Resort Spa Casino ("Green Valley Ranch"), filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code. The Chapter 11 Case and the GV Ranch Station, Inc. chapter 11 case are collectively referred to as the "Chapter 11 Cases."

        On June 4, 2010 the Bankruptcy Court approved bidding procedures for the auction of certain assets of Station and the other Debtors, including Santa Fe Station, Texas Station, Fiesta Henderson, Fiesta Rancho and Native American gaming projects (the "New Opco Acquired Assets"). Pursuant to the approved bidding procedures, a newly-formed company ("Newco"), which is expected to be owned primarily by the mortgage lenders of FCP Propco, LLC ("Propco" and the "Propco Lenders", respectively), Fertitta Gaming LLC, which is owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("Fertitta Gaming"), and, if certain options or warrants are exercised, an affiliate of Colony Capital, submitted a $772 million "stalking horse" bid to acquire the New Opco Acquired Assets. On

1. Basis of Presentation (Continued)

August 6, 2010, the stalking horse bid submitted by Newco was declared the winning bid in the auction of the New Opco Acquired Assets. and the Company, certain of its subsidiaries and Newco entered into an asset purchase agreement with respect to the sale of such assets (the "Asset Purchase Agreement") . The consummation of the sale of the New Opco Acquired Assets is subject to the satisfaction of conditions set forth in the Asset Purchase Agreement, including confirmation of the Debtors' Joint Plan of Reorganization, described below, final approval of the sale by the Bankruptcy Court and receipt of required regulatory approvals. Following the consummation of the restructuring and the acquisition of the New Opco Acquired Assets, it is expected that subsidiaries of Fertitta Gaming will manage the Red Rock Casino Resort Spa, Palace Station, Boulder Station and Sunset Station (the "Propco Properties") and the New Opco Acquired Assets pursuant to long term management contracts.

        On July 28, 2010, the Debtors filed the First Amended Joint Plan of Reorganization for Station Casinos, Inc. and Its Affiliated Debtors (the "Joint Plan of Reorganization") and an accompanying Disclosure Statement (the "Disclosure Statement"). The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010.

        Fertitta Gaming and a steering committee representing over 60% of the Company's senior secured bank debt (the "Opco Lenders") have entered into a restructuring support agreement pursuant to which, among other things: (a) the Opco Lenders agreed to support the Joint Plan of Reorganization and Newco's stalking horse bid to purchase the New Opco Acquired Assets; and (b) the parties agreed to support a restructuring of Propco pursuant to which the Propco Properties would be acquired by the Propco Lenders.

        In addition, the Debtors and the official committee of unsecured creditors (the "Unsecured Committee") have entered into a stipulation (the "Stipulation") pursuant to which the Unsecured Committee agreed, among other things, to refrain from engaging in certain litigation activity and recommend that all unsecured creditors of the Company vote to accept the Joint Plan of Reorganization, which provides that certain unsecured creditors of the Company will receive certain (i) warrants exercisable for equity interests in Newco and (ii) rights to participate in a rights offering ("Rights Offering") and certain other equity offerings contemplated to be conducted by Newco. In connection with the execution of the Stipulation, certain holders of the Company's unsecured notes have committed, subject to the satisfaction of certain conditions, to purchase up to $100 million, in the aggregate, of equity interests contemplated to be issued by Newco in the Rights Offering and certain other equity offerings by Newco if such equity interests are not otherwise purchased in such offerings.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Joint Plan of Reorganization. The Joint Plan of Reorganization and the Disclosure Statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company is currently soliciting acceptances of the Joint Plan of Reorganization and will seek its confirmation by the Bankruptcy Court. There can be no assurance that such plan acceptances or confirmation will be obtained or that the transactions contemplated by the Asset Purchase Agreement will be consummated.

        Other than GV Ranch Station, Inc., which manages and operates one of the Company's 50% owned hotel/casino properties, the Company's direct and indirect subsidiaries that operate its hotel and casino properties have not filed for bankruptcy relief and continue to operate their businesses in the ordinary course. As required by the Asset Purchase Agreement, however, the Debtors anticipate filing Chapter 11 cases for its subsidiaries following confirmation of the Joint Plan of Reorganization to the extent required to implement and facilitate the sale and related restructuring transactions.

1. Basis of Presentation (Continued)

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

        Station's ability to continue as a going concern is contingent upon, among other things, its ability to (i) generate sufficient cash flow from operations; and (ii) obtain confirmation of a plan of reorganization under the Bankruptcy Code. In the event Station's restructuring activities are not successful and it is required to liquidate, the Company will be required to adopt the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

1. Basis of Presentation (Continued)

to Station's securities, or for comparison with other financial information filed with the Securities and Exchange Commission.

  DIP Financing

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into a $150 million unsecured, subordinated administrative priority debtor in possession credit agreement (the "DIP Credit Agreement") among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company) as administrative agent (the "Administrative Agent") and lender, and the lenders party thereto. The DIP Credit Agreement provided for a $150 million revolving credit facility to be funded on a committed basis for so long as Vista Holdings, LLC has cash and cash equivalents on hand in an amount in excess of $100 million. During the three months ended March 31, 2010, the DIP Credit Agreement was amended to increase the facility to $185 million. The proceeds of the loans incurred under the DIP Credit Agreement will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case. At June 30, 2010, advances under the DIP Credit Agreement totaled $172.0 million. The DIP Credit Agreement matured on August 10, 2010.

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

        Also, in connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into an Unsecured Revolving Loan Promissory Note in favor of Past Enterprises, Inc. (a non-debtor subsidiary of the Company) pursuant to which Past Enterprises provides to the Company an unlimited revolving credit facility (the "Past Revolving Loan") at an interest rate of 2.78% per annum, the proceeds of which will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries. We still have the ability to borrow under the Past Revolving Loan, and there is no limit on the Company's borrowings under the Past Revolving Loan.

        The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At June 30, 2010, the outstanding balance due under the Past Revolving Loan totaled $177.4 million.

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

1. Basis of Presentation (Continued)

  Recently Issued Accounting Standards

        In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force. The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize the consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, and early adoption is permitted. The adoption of this new guidance is not expected to have a material impact on our condensed consolidated financial statements.

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

2. Intangible Assets

        Intangible assets, net consist of the following (amounts in thousands):

	June 30, 2010 (unaudited)
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	—	4,531
Customer relationships	15	268,961	(18,628)	(240,849)	9,484
Management contracts	3-20	521,464	(127,872)	(229,534)	164,058
Other	1	8,654	(8,654)	—	—

		$1,018,401	$(155,154)	$(585,620)	$277,627

	December 31, 2009
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	—	4,531
Customer relationships	15	268,961	(18,297)	(240,849)	9,815
Management contracts	3-20	521,464	(112,595)	(229,534)	179,335
Other	1	8,654	(8,654)	—	—

		$1,018,401	$(139,546)	$(585,620)	$293,235

        The intangible asset for customer relationships refers to the value associated with our rated casino guests. The Company amortizes its definite-lived intangible assets ratably over their estimated useful lives. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350, Intangibles—Goodwill and Other, was approximately $6.7 million and $15.6 million for the three and six months ended June 30, 2010 and approximately $14.1 million and $28.2 million for the three and six

2. Intangible Assets (Continued)

months ended June 30, 2009, respectively. Estimated annual amortization expense for intangible assets for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is anticipated to be approximately $16.0 million, $3.8 million, $4.3 million, $23.8 million and $23.8 million, respectively.

3. Investments in Joint Ventures

        We have various investments in 50% owned joint ventures, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions of the joint ventures, and the carrying value of investments may be reduced below zero, resulting in a deficit investment balance, when the investor is committed to provide further financial support for the investee. The investment balance also includes the effect of any previously recognized impairment charges. As of June 30, 2010, we have received distributions in excess of our equity earnings. Investments in joint ventures consist of the following (amounts in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
Green Valley Ranch (50.0%) (a)	$—	$4,310
Barley's (50.0%)	4,705	4,852
Wildfire Lanes (50.0%)	1,037	1,257
The Greens (50.0%) (b)	—	70
Richfield Homes (50.0%) (e)	19,983	—
Palms Casino Resort (6.7%)	—	—

Investments in joint ventures	$25,725	$10,489

Green Valley Ranch (50.0%) (a)	$(21,714)	$—
The Greens (50.0%) (b)	(158)	—
Aliante Station (50.0%) (c)	(50,791)	(38,389)
Rancho Road (50.0%) (d)	(124,214)	(104,659)

Deficit investments in joint ventures	$(196,877)	$(143,048)

(a)
As a result of the losses recognized by Green Valley Ranch during the three and six months ended June 30, 2010 and during the years ended December 31, 2009 and 2008, and an impairment of our joint venture investment recognized during the year ended December 31, 2009, our investment in Green Valley Ranch at June 30, 2010 reflects a deficit of approximately $21.7 million, which is recorded as a long-term liability on our condensed consolidated balance sheets.

(b)
As a result of the losses recognized by The Greens during the three and six months ended June 30, 2010 and distributions in excess of equity earnings, our investment in The Greens at June 30, 2010 reflects a deficit of approximately $0.2 million, which is recorded as a long-term liability on our condensed consolidated balance sheets.

(c)
As a result of the ongoing losses of Aliante Station and an impairment of our joint venture investment recognized during the year ended December 31, 2008, our investment in Aliante Station at June 30, 2010 and December 31, 2009 reflects a deficit of approximately $50.8 million and $38.4 million, respectively, which is recorded as a long-term liability on our condensed consolidated balance sheets.

3. Investments in Joint Ventures (Continued)

(d)
As a result of the significant decline in real estate values in the Las Vegas valley, Rancho Road recorded an impairment charge related to its land held for development during the year ended December 31, 2009. Our investment in Rancho Road at June 30, 2010 and December 31, 2009 reflects a deficit of approximately $124.2 million and $104.7 million, respectively, which is recorded as a long-term liability on our condensed consolidated balance sheets.

(e)
Effective January 1, 2010, Richfield Homes joint venture was formed by the members of Rancho Road, and certain assets of Rancho Road were contributed to Richfield Homes.

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
Current assets	$112,648	$78,715
Property and equipment and other assets, net	1,678,003	1,775,436
Current liabilities	1,315,951	492,344
Long-term debt and other liabilities	624,615	1,356,243
Members' (deficit) equity	(149,915)	5,564

        Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net revenues	$103,950	$122,286	$211,993	$244,799
Operating costs and expenses	108,263	121,212	218,079	243,228

Operating (loss) income	(4,313)	1,074	(6,086)	1,571
Interest and other expense, net	(30,615)	(35,979)	(109,784)	(57,975)

Net loss	$(34,928)	$(34,905)	$(115,870)	$(56,404)

        The operating earnings from these joint ventures are shown as a separate line item on our condensed consolidated statements of operations after operating income. In addition, interest and other expense from joint ventures is shown as a separate component under other expense on our condensed consolidated statements of operations, and includes our 50% interest in the mark-to-market valuation of the interest rate swaps that are not designated as hedging instruments for accounting purposes. The following table identifies the total equity loss from joint ventures (amounts in thousands, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating earnings from joint ventures	$542	$1,044	$2,213	$2,707
Interest and other expense from joint ventures	(10,311)	(14,642)	(44,624)	(22,275)

Net loss from joint ventures	$(9,769)	$(13,598)	$(42,411)	$(19,568)

4. Long-term Debt and Liabilities Subject to Compromise

        Long-term debt consists of the following (amounts in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
CMBS mortgage loan and related mezzanine financings, due November 12, 2009, interest at a margin above LIBOR (5.8% and 5.7% at June 30, 2010 and December 31, 2009, respectively) (a) (b)	$2,475,000	$2,475,000
Land Loan, due February 7, 2011, interest at a margin above LIBOR or the Alternate Base Rate (8.5% and 6.5% at June 30, 2010 and December 31, 2009, respectively)	242,032	242,032
Revolver, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (5.3% and 5.2% at June 30, 2010 and December 31, 2009, respectively) (b)	628,237	628,237
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (5.0% and 4.7% at June 30, 2010 and December 31, 2009, respectively) (b)	243,750	245,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2009 (b)	450,000	450,000
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011 (b)	400,000	400,000
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2010 (b)	442,000	442,000
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2010 (b)	660,000	660,000
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011 (b)	300,000	300,000
Other long-term debt, weighted-average interest of 7.9% and 7.9% at June 30, 2010 and December 31, 2009, respectively, maturity dates ranging from 2010 to 2027 (b)	79,557	79,789

Total long-term debt	5,920,576	5,922,058
Current portion of long-term debt	(245,871)	(242,347)
Long-term debt subject to compromise (b)	(5,669,115)	(5,670,370)

Total long-term debt, net	$5,590	$9,341

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

  Liabilities Subject to Compromise

        Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Court. In accordance with ASC Topic 852, these liabilities are classified as liabilities subject to compromise in our condensed consolidated balance sheets as of June 30,

4. Long-term Debt and Liabilities Subject to Compromise (Continued)

2010 and December 31, 2009, and are adjusted to the expected amount of the allowed claims, even if they may be settled for lesser amounts. The expected amount of the allowed claims for certain liabilities subject to compromise differ from their prepetition carrying amounts mainly as a result of the write-off of approximately $185.7 million in debt discounts during the year ended December 31, 2009 and the reversal of approximately $88.6 million in nonperformance risk adjustments that had previously been included in the pre-petition fair values of the interest rate swap liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Adjustments to the claims may result from negotiations, payments authorized by the Court, interest accruals, or other events. It is anticipated that such adjustments, if any, could be material. As of June 30, 2010 and December 31, 2009, respectively, certain pre-petition liabilities included in liabilities subject to compromise have been reduced or increased as a result of the payment of certain accounts payable and notes payable as allowed by the court, and as a result of non-cash adjustments of the expected amount of the allowed claims related to interest rate swap liabilities. In addition, during the six months ended June 30, 2010, a $6.1 million settlement liability related to a pre-petition litigation matter was recorded. Any payment terms established for the liabilities subject to compromise will be established in connection with actual confirmation of a plan of reorganization. Liabilities subject to compromise are classified separately from long-term obligations and current liabilities on the accompanying condensed consolidated balance sheets.

        Liabilities subject to compromise consist of the following (in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
CMBS mortgage loan and related mezzanine financings	$2,475,000	$2,475,000
Revolver and term loan	871,987	873,237
6% senior notes	450,000	450,000
7 3/4% senior notes	400,000	400,000
6 1/2% senior subordinated notes	442,000	442,000
6 7/8% senior subordinated notes	660,000	660,000
6 5/8% senior subordinated notes	300,000	300,000
Other long-term debt	70,128	70,133
Interest rate swaps	147,615	141,793
Accrued interest	144,525	142,562
Payroll and related liabilities	29,790	25,330
Accounts payable and other liabilities	10,210	4,054

Total liabilities subject to compromise	$6,001,255	$5,984,109

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

4. Long-term Debt and Liabilities Subject to Compromise (Continued)

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

        The CMBS Loans are secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2010. Prior to the 2009 maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension. Interest on the CMBS Loans is equal to one-month LIBOR plus 5.3% per annum, which includes an additional 3.0% default rate. As a result of the Chapter 11 Case, interest due on the mezzanine financings is not being remitted to the mezzanine lenders. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with the authoritative guidance for accounting for derivative Instruments and hedging activities, is marked to market at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower paid a fixed rate of approximately 5.3% and received one-month LIBOR, terminating in November 2012. This interest rate swap was early terminated during the three months ended December 31, 2009 (see Note 5—Derivative Instruments).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of December 31, 2009 and June 30, 2010, we were not in compliance with the lease coverage ratio. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. As of June 30, 2010, $136.3 million has been deposited in the collateral account in relation to this block, which is recorded in restricted cash on the condensed consolidated balance sheet.

4. Long-term Debt and Liabilities Subject to Compromise (Continued)

  Land Loan

        On February 7, 2008, CV Propco, LLC, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 5.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 4.5% per annum, which includes an additional 2% default rate, at the borrower's election. The borrower is required to hedge the interest rate such that LIBOR will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower pays a fixed LIBOR rate of 3.0% and 3.7%, respectively, and receives one-month LIBOR. These interest rate swaps were early terminated in November 2009 (see Note 5—Derivative Instruments).

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

        During the first quarter of 2009, the lenders under the Land Loan, based on appraisals, indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement, and thus an event of default had occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the Land Loan and related accrued interest due and payable and to foreclose on the underlying collateral of the borrower which at June 30, 2010 and December 31, 2009 included land with a book value of $133.2 million. In December 2009, the balance of the interest reserve account of $8.2 million was liquidated, and $8.0 million was applied as a principal reduction to the loan with the remainder applied to the swap termination settlement amount. In addition, the borrower did not make the November 2009 payments or any subsequent payments due on account of interest or the interest rate swap agreements. There is no recourse to the Company for any portion of the land loan that is not satisfied by the Borrower or the collateral. The Company is in discussions with the lenders regarding a restructuring of the Land Loan however the Company can provide no assurance that it will be able to reach an agreement with the lenders. As a result the outstanding indebtedness related to the Land Loan has been classified as current in the accompanying consolidated balance sheets.

        Subsequent to June 30, 2010, we did not make scheduled interest payments totaling $2.3 million on the Land Loan.

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

4. Long-term Debt and Liabilities Subject to Compromise (Continued)

The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of June 30, 2010, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of June 30, 2010, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of June 30, 2010, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage, a maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio and a total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, and June 30, 2010, we were not in compliance with the financial covenants in the Credit Agreement. In addition, the filing of the Chapter 11 Case constitutes an event of default under the terms of the Credit Agreement resulting in an acceleration of the obligations thereunder, subject to the bankruptcy stay.

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

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of

4. Long-term Debt and Liabilities Subject to Compromise (Continued)

20 years with four options to extend the lease, each option for an extension of five years. An event of default under the sale leaseback agreement for the corporate office building occurred on October 26, 2009 as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our consolidated balance sheets and depreciate it according to our policy. During the three months ended June 30, 2010 and 2009, we recorded interest expense related to this lease of approximately $1.3 million and $1.4 million, respectively. During the six months ended June 30, 2010 and 2009, we recorded interest expense related to this lease of approximately $2.7 million and $2.7 million, respectively. Future minimum lease payments related to this lease for the next five years are approximately $5.4 million, $5.5 million, $5.5 million, $5.6 million and $5.7 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

  Fair Value of Long-term Debt

        At June 30, 2010, the estimated aggregate fair value of our publicly traded debt securities is $53.7 million compared to a carrying amount of $2.25 billion. At December 31, 2009, the estimated aggregate fair value of our publicly traded debt securities was $138.3 million compared to a carrying amount of $2.25 billion. The fair value of our publicly traded debt securities is estimated based on quoted market prices, which is considered a Level 1 fair value measurement. As a result of the uncertainties surrounding the Chapter 11 Case, it is not practicable to estimate the fair value of our long-term debt that is not publicly traded.

5. Derivative Instruments

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

        At June 30, 2010 we have a floating-to-fixed interest rate swap with a notional amount of $250 million, terminating in January 2011, which effectively converts a portion of our floating-rate debt to a fixed rate. This interest rate swap is not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap are recognized in earnings in the period of the change. As a result of the Chapter 11 Case, this swap is classified in liabilities subject to compromise in the accompanying condensed consolidated balance sheets, and in accordance with ASC Topic 852, the liability is carried at the expected amount of the allowed claim, which approximates the fair value of the swap without adjustments for non-performance risk. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements. As of June 30,

5. Derivative Instruments (Continued)

2010, we paid a weighted-average fixed rate of approximately 3.0% and received one-month LIBOR which approximated 0.3% on this interest rate swap.

        During the three months ended March 31, 2010 and the year ended December 31, 2009, several derivative instruments were early terminated by us and our 50% owned joint ventures. In certain instances these early terminations resulted in balance sheet adjustments and in reclassifications of deferred losses, net of tax, from accumulated other comprehensive income (loss) into operations. Disclosures related to these transactions have been included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

        The activity in deferred gains (losses) on derivatives included in accumulated other comprehensive loss is as follows (amounts in thousands, unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Deferred losses on derivatives included in accumulated other comprehensive loss, beginning balance	$—	$(6,334)	$(1,985)	$(8,414)
Gains recognized in other comprehensive loss on derivatives (effective portion), net of tax	—	—	—	1,286
Losses reclassified from other comprehensive income into income (effective portion) in change of fair value of derivative instruments	—	996	—	1,790
Losses reclassified from other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	257	1,985	257

Deferred losses on derivatives included in accumulated other comprehensive loss, ending balance	$—	$(5,081)	$—	$(5,081)

        In accordance with ASC Topic 852, Reorganizations, the Debtors' interest rate swap liabilities are classified as liabilities subject to compromise in our condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009. These interest rate swap liabilities are adjusted to the expected amounts of the allowed claims, which are different than the prepetition carrying amounts of these liabilities as a result of changes in the fair values of these instruments. Gains and losses resulting from adjustments to the carrying values of swap liabilities subject to compromise are recorded in reorganization items in the accompanying condensed consolidated statements of operations.

5. Derivative Instruments (Continued)

        Presented below are the effects of derivative instruments on our condensed consolidated statements of operations (amounts in thousands, unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Amounts included in change in fair value of derivative instruments:
Gains from interest rate swaps	$—	$14,741	$—	$34,005
(Losses) gains from interest rate cap	(1)	440	(42)	410

Net (losses) gains for derivatives not designated as hedging instruments	(1)	15,181	(42)	34,415
Losses reclassified from other comprehensive income into income (effective portion)	—	(618)	—	(834)

Total derivative (losses) gains included in change in fair value of derivative instruments	(1)	14,563	(42)	33,581

Amounts included in reorganization items:
Losses from interest rate swaps	(6,786)	—	(5,822)	—

Amounts included in interest and other expense from joint ventures:
(Losses) gains for derivatives not designated as hedging instruments	—	(1,658)	(22,221)	$2,910
Losses reclassified from other comprehensive income into income (effective portion)	—	(916)	(386)	(1,920)
Losses reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	(394)	(2,667)	(394)

Total derivative (losses) gains included in interest and other expense from joint ventures	—	(2,968)	(25,274)	596

Total derivative (losses) gains included in condensed consolidated statements of operations	$(6,787)	$11,595	$(31,138)	$34,177

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as an addition to, or reduction of, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps and interest rate cap resulted in an increase in interest expense of approximately $1.7 million and $20.1 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $3.4 million and $39.4 million for the six months ended June 30, 2010, respectively. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase or decrease in interest and other expense from joint ventures in our condensed consolidated statements of operations, and totaled approximately $0.2 million and $3.2 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $27.0 million and $4.6 million for the six months ended June 30, 2010 and 2009, respectively.

5. Derivative Instruments (Continued)

        The fair values of our outstanding derivative instruments are recorded in our condensed consolidated balance sheets as follows (amounts in thousands):

	Fair Value at
Balance Sheet Classification	June 30, 2010	December 31, 2009
	(unaudited)
Derivatives not designated as hedging instruments:
Interest rate swaps(a):
Liabilities subject to compromise	$147,615	$141,793
Accrued expenses and other current liabilities	8,937	8,937

Total liability derivatives	$156,552	$150,730

Interest rate cap:
Other assets, net	$—	$42

Total asset derivatives	$—	$42

(a)
Includes termination values of interest rate swaps that were terminated during the fourth quarter of 2009.

6. Fair Value Measurements

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

6. Fair Value Measurements (Continued)

        The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis at June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands, unaudited):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
Assets
Company-owned life insurance—deferred compensation	$—	$19,648	$—	$19,648
Interest rate caps	—	—	—	—
Available-for-sale securities	223	—	—	223

Total assets measured at fair value on a recurring basis	$223	$19,648	$—	$19,871

Liabilities
Liabilities subject to compromise:
Interest rate swap	$—	$3,612	$—	$3,612
Deferred compensation liabilities	1,014	—	—	1,014

Total liabilities measured at fair value on a recurring basis	$1,014	$3,612	$—	$4,626

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

7. Stockholders' Equity

  Other Comprehensive Income

        ASC Topic 220, Comprehensive Income requires companies to disclose other comprehensive income (loss) and the components of such income (loss). Comprehensive income (loss) is the total of net income (loss) and all other non-stockholder changes in equity, and includes unrealized gains (losses) on available-for-sale securities and the amortization of unrecognized pension and postretirement benefit plan liabilities. In addition, comprehensive income (loss) includes recognition of deferred mark-to-market adjustments on interest rate swaps that were previously designated as hedging instruments, as well as our

7. Stockholders' Equity (Continued)

50% share of deferred mark-to-market adjustments on interest rate swaps previously designated as hedging instruments at Green Valley Ranch and Aliante Station. Comprehensive loss was computed as follows (amounts in thousands, unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net loss	$(69,615)	$(65,331)	$(123,148)	$(99,040)
Mark-to-market valuation of interest rate swaps, net of tax	—	1,253	1,985	3,332
Unrealized (losses) gains on available-for-sale securities, net of tax	(74)	107	(111)	136
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(9)	(11)	(20)	(20)

Comprehensive loss	$(69,698)	$(63,982)	$(121,294)	$(95,592)

        The components of accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
Mark-to-market valuation of interest rate swaps of joint ventures, net of tax	$—	$(1,985)
Unrealized loss on available-for-sale securities, net of tax	(196)	(85)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	1,127	1,148

Accumulated other comprehensive income (loss)	$931	$(922)

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

8. Share-Based Compensation

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

        Upon the consummation of the Merger and during the year ended December 31, 2008, certain members of management were awarded indirect ownership of Class B Units and direct ownership of Class C Units in each of FCP and Fertitta Partners. The Class C Units include certain call and put provisions as defined in the Operating Agreements, such that under certain circumstances, within ninety

8. Share-Based Compensation (Continued)

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

        At June 30, 2010, we had unearned share-based compensation of approximately $34.9 million associated with Class B Units and Class C Units which was originally expected to be recognized through September 2013. Should the Class B Units and Class C Units be cancelled as a result of the Chapter 11 proceedings, the remaining unearned share-based compensation will be recognized upon cancellation. During the three and six months ended June 30, 2010 and 2009, respectively, there were no Class B Units or Class C Units granted.

        The following table shows the classification of share-based compensation expense within the accompanying condensed financial statements (amounts in thousands, unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Total share-based compensation	$3,463	$3,548	$6,926	$7,211
Less compensation costs capitalized	(59)	(59)	(118)	(119)
Less reimbursed compensation costs	—	(21)	—	(63)

Share-based compensation recognized as expense	$3,404	$3,468	$6,808	$7,029

Casino	$35	$82	$69	$166
Selling, general and administrative	522	588	1,185	1,204
Corporate	2,083	1,981	4,025	4,058
Development and preopening	764	802	1,529	1,569
Earnings from joint ventures	—	15	—	32

Share-based compensation recognized as expense	3,404	3,468	6,808	7,029
Tax benefit	(1,192)	(1,214)	(2,383)	(2,460)

Share-based compensation expense, net of tax	$2,212	$2,254	$4,425	$4,569

9. Future Development

  Las Vegas Development

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. Through June 30, 2010, we have contributed an additional $45.8 million to fund the acquisition of additional property as well as design and development costs.

9. Future Development (Continued)

        Effective January 1, 2010, a portion of the assets of Rancho Road were contributed to Richfield Homes, a new joint venture formed by the members of Rancho Road. Station is a 50% owner of Richfield Homes.

  Native American Development

  The Federated Indians of Graton Rancheria

        We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing their project and, upon opening we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the date of the opening of the facility and we will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the year ended December 31, 2008. Over the period of May 2007 through June 2008, we purchased an additional 11 acres of land adjacent to the 23 acres, bringing the total land held for development to 34 acres. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (the "NIGC"). Prior to obtaining third-party financing, we will contribute significant financial support to the project. Through June 30, 2010, we have advanced approximately $146.2 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through June 30, 2010, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

9. Future Development (Continued)

        On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On September 10, 2008, the U.S. Attorney representing the DOI exercised her right to have the case reassigned from a magistrate to an Article III judge, and the FIGR subsequently intervened in the lawsuit. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the compliant for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The DOI and the FIGR filed motions to dismiss the amended complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the "Appeal") in the United States Court of Appeals for the Ninth Circuit Appeals (the "Court of Appeals"), and the DOI agreed to voluntary stay the taking of the site into trust pending resolution of the appeal. The plaintiffs, including several who are now represented separately by a second attorney, filed their opening briefs on October 26, 2009. On November 4, 2009, DOI filed an unopposed motion to expedite the oral argument. DOI and FIGR then filed their answering briefs on November 25, 2009. The plaintiffs responded by filing reply briefs on December 28, 2009. The court clerk initially rejected the motion to expedite oral argument, but following FIGR's motion for reconsideration, the court scheduled oral argument for April 15, 2010. Oral arguments were heard on April 15, 2010, and on June 3, 2010, the Court of Appeals affirmed the district court's dismissal of the Complaint. The plaintiffs have until July 19, 2010 to seek a rehearing or a hearing en banc from the Court of Appeals. The plaintiffs also have until September 1, 2010, to file a petition for certiorari requesting that the United States Supreme Court review the Court of Appeal's decision.

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

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We agreed to pay $6.0 million for our 50% interest in MPM, which was payable upon achieving certain milestones and is not reimbursable. As of June 30, 2010, payments totaling $6.0 million had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the seven-year term of the Fifth Amended and Restated Management Agreement, subject to certain contingencies. Under the terms of the Fifth Amended and Restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Through June 30, 2010, we have advanced approximately $63.8 million toward the development of this project, primarily to complete the environmental assessment, pay legal and consulting

9. Future Development (Continued)

fees, and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing and from Gun Lake's gaming revenues. The Fifth Amended and Restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        MPM is considered a variable interest entity under the provisions of ASC Topic 810, Consolidation. Under the terms of the MPM Operating Agreement, Station is required to provide the majority of MPM's financing. At June 30, 2010, Station's loans to MPM total approximately $52.1 million and financing provided by MPM's other members, investors and banks totals approximately $5.7 million. The creditors of MPM have no recourse to the general credit of Station. Based on a qualitative analysis, we believe Station directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that could potentially be significant to MPM, therefore we believe Station is the primary beneficiary of MPM as defined in ASC Topic 810. As a result, we consolidate MPM in our condensed consolidated financial statements. The following table sets forth the carrying amounts of the assets and liabilities of MPM included in our condensed consolidated balance sheet (amounts in thousands, unaudited):

June 30, 2010
Assets:
Intangible assets, net	$24,000
Native American development costs	63,797

Total assets	$87,797

Liabilities:
Due to Station Casinos, Inc.	$52,052
Current portion of long-term debt	34
Long-term debt, less current portion	5,635

Total liabilities	$57,721

        The project is being developed on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include approximately 1,400 slot machines, 28 table games and various dining options. Construction of the project includes the conversion of a portion of an existing 192,000 square-foot building into support space for the casino and entertainment facility. On April 29, 2010, the NIGC approved the Fourth Amended and Restated Management Agreement. Subsequently, and as a result of certain changes required by the financing documents, Gun Lake submitted the Fifth Amended and Restated Management Agreement to the NIGC. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the Fifth Amended and Restated Management Agreement by the NIGC.

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

9. Future Development (Continued)

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

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the Determination. On October 7, 2008, the DOI filed a motion to dismiss. On October 17, 2008, the plaintiff filed a motion to stop the DOI from taking land into trust for Gun Lake, which was denied by the District Court on January 26, 2009. The District Court filed an order that gave the plaintiff 21 days to submit a memorandum addressing whether the District Court still has jurisdiction in this case in light of the DOI accepting the land in trust for the benefit of Gun Lake. The DOI and Gun Lake filed their memoranda addressing this issue on April 6, 2009. On August 19, 2009, the DOI's motion to dismiss and motion for judgment on the pleadings was granted and the plaintiff's motions for preliminary injunctive relief were denied. On September 15, 2009, plaintiff filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit. On November 6, 2009, Gun Lake filed a Motion to Dismiss the appeal in part. The Motion has been referred to the panel of judges to whom the case will be assigned for decision. On January 8, 2010, the Court ordered the Court Clerk to enter a briefing schedule. Appellant's brief was filed on April 9, 2010, Appellees' briefs were filed on May 10, 2010, and Appellant's reply brief was filed on May 24, 2010. Oral arguments have not been scheduled. The Company believes that the appeal is without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

9. Future Development (Continued)

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact was subject to approval by the Michigan Legislature and, if approved, would regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. On August 8, 2007, the Michigan House of Representatives ratified the compact. On February 11, 2009, the Michigan Senate passed a resolution approving the compact. On February 19, 2009, the Michigan House of Representatives passed a similar resolution approving the Compact and the Compact was submitted to the Secretary of Interior for his approval. On April 22, 2009, the Compact became effective by publication in the Federal Register. Construction on the project began in September 2009.

        In July 2010, the Gun Lake Tribe completed a $165 million third-party construction financing facility, which we assisted them in obtaining in connection with our Development Agreement. As contemplated by the Development Agreement, our subsidiary SC Michigan, LLC provided $15 million of cash collateral to secure a limited completion guaranty and keep well obligation in connection with the financing. We provided the $15 million to SC Michigan, LLC as a drop down loan. The $15 million remains property of SC Michigan, LLC unless it is used to satisfy the completion guaranty requirements in the financing, at which time it will be converted to a loan payable by the Gun Lake Tribe to SC Michigan, LLC. SC Michigan, LLC deposited the $15.0 million into a restricted cash account under the control of the lenders to the Gun Lake Tribe. As a result, in July 2010 SC Michigan, LLC and MPM received approximately $42.8 million representing a partial repayment of project advances. SC Michigan, LLC received $39.3 million and used all of these funds to purchase $39.3 million of Past Revolving Loans from Past Enterprises at face value. The $39.3 million of proceeds received by Past Enterprises is now on deposit in a blocked account under the control of the lenders that are party to the Credit Agreement.

        We will continue to advance certain other development costs to Gun Lake, as required by the Development Agreement, until the opening of the casino.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Through June 30, 2010, we have advanced approximately $11.8 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through June 30, 2010, $50,000 of these payments had been made and were expensed as incurred. Although the Company continues to fund advances to MITCR, given the recent recession and thus the revised expected potential of the project, as of June 30, 2010 the Company has fully impaired the associated long-term asset. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the

9. Future Development (Continued)

necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On January 17, 2008, the Bureau of Indian Affairs (the "BIA") issued a Finding of No Significant Impact with respect to the proposed project. On May 8, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint sought judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. The Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. On April 13, 2009, the District Court granted the DOI and MITCR's motion to dismiss. On May 13, 2009, the Plaintiff filed an appeal in the U.S. Court of Appeals for the District of Columbia in Washington DC (the "Court of Appeals"). The Plaintiff's brief was filed on September 14, 2009, and the MITCR and DOI's briefs were filed October 14, 2009. The Plaintiff's reply brief was filed October 28, 2009, and oral arguments were held on December 10, 2009. On July 13, 2010, the Court of Appeals overturned the decision of the District Court and ruled that the Secretary's Determination to take land into trust for the MITCR be set aside and remanded the case for further proceedings.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. Through June 30, 2010, we have advanced approximately $16.0 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through June 30, 2010, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. On August 6, 2010, the BIA published notice in the Federal Register that the environmental impact statement for the Mono's casino and resort project has been finalized and is available for review. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

9. Future Development (Continued)

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

        As of June 30, 2010, we had $305.5 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 1,321 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at June 30, 2010 or December 31, 2009.

10. Write-downs and other charges, net

        Write-downs and other charges, net includes various pretax charges to record losses on asset disposals and other non-routine transactions. The components of write-downs and other charges, net were as follows (amounts in thousand, unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Loss on disposal of assets, net	$50	$178	$193	$317
Loss (gain) on land disposition	—	220	(74)	5,066
Severance expense	57	192	597	424
Legal settlement	—	—	6,100	—
Write-off of cancelled debt offering fees	—	—	—	33

Write-downs and other charges, net	$107	$590	$6,816	$5,840

11. Reorganization Items

        Reorganization items represent amounts incurred as a direct result of the Chapter 11 Cases and are presented separately in the Condensed Consolidated Statements of Operations. The components of reorganization items were as follows (amounts in thousands, unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Professional fees and retainers	$31,174	$—	$50,910	$—
Adjustment of swap carrying values to expected amounts of allowed claims	6,786	—	5,822	—
Other	(17)	—	462	—

Reorganization items, net	$37,943	$—	$57,194	$—

        Professional fees include financial, legal and other services directly associated with the reorganization process. Cash payments for professional fees and retainers and other reorganization items for the three and six months ended June 30, 2010 totaled $20.8 million and $35.5 million, respectively.

12. Retirement Plans

        The components of the net periodic pension benefit cost related to the Supplemental Executive Retirement Plan and Supplemental Management Retirement Plan consist of the following (amounts in thousands, unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Service cost	$427	$529	$854	$1,058
Interest cost	324	304	648	608
Amortization of prior service credit	(16)	(15)	(32)	(31)

Net periodic pension cost	$735	$818	$1,470	$1,635

13. Income Taxes

        For the three months ended June 30, 2010 and 2009, our effective tax rates were (21.3)% and 13.5%, respectively. The effective tax rate for the three months ended June 30, 2010 was significantly higher than the prior year period as a result of fluctuations in our valuation allowance. For the six months ended June 30, 2010 and 2009, our effective tax rates were (8.7)% and (14.6)%, respectively.

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

        On or about April 30, 2010, the Company and the plaintiffs reached an agreement to settle all claims asserted or that could have been asserted in the State Court Action. Subject to final approval by the Bankruptcy Court, the principal terms of the settlement are:

          a.     Persons who were employed by the Company or its subsidiaries at any time between February 4, 2005 and January 28, 2009 will have an aggregate allowed $5 million general unsecured claim in the Company's bankruptcy.

          b.     The Company will set aside $1.2 million in escrow. After the deduction of fees, costs and other expenses associated with the settlement, the remaining proceeds will be distributed equally to all persons who were employed by the Company or its subsidiaries at any time between January 29, 2009 and the date of the preliminary approval of the settlement by the Bankruptcy Court.

        On June 17, 2010, the State Court Action was removed to United States District Court for the District of Nevada. On July 16, 2010, the Bankruptcy Court granted preliminary approval of the settlement, and directed the parties to provide notice to the current and former employees covered by the State Court Action of their right to object to the settlement and/or be excluded therefrom. A hearing is currently scheduled on October 25, 2010 for the Bankruptcy Court to grant final approval of the settlement.

        An expense related to this legal settlement was accrued during the six months ended June 30, 2010 and the related liability is classified in liabilities subject to compromise in the accompanying condensed consolidated balance sheet.

  Bankruptcy Proceedings

        On July 28, 2009, the Company and certain of its affiliates (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 of title 11 of the United States Code. These cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case"). On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch Resort Spa Casino ("Green Valley Ranch"), filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code. The Chapter 11 Case and the GV Ranch Station, Inc. chapter 11 case are collectively referred to as the "Chapter 11 Cases."

14. Commitments and Contingencies (Continued)

        On June 4, 2010 the Bankruptcy Court approved bidding procedures for the auction of certain assets of Station and the other Debtors, including Santa Fe Station, Texas Station, Fiesta Henderson, Fiesta Rancho and Native American gaming projects (the "New Opco Acquired Assets"). Pursuant to the approved bidding procedures, a newly-formed company ("Newco"), which is expected to be owned primarily by the mortgage lenders of FCP Propco, LLC ("Propco" and the "Propco Lenders", respectively), Fertitta Gaming LLC, which is owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("Fertitta Gaming"), and, if certain options or warrants are exercised, an affiliate of Colony Capital, submitted a $772 million "stalking horse" bid to acquire the New Opco Acquired Assets. On August 6, 2010, the stalking horse bid submitted by Newco was declared the winning bid in the auction of the New Opco Acquired Assets. and the Company, certain of its subsidiaries and Newco entered into an asset purchase agreement with respect to the sale of such assets (the "Asset Purchase Agreement") . The consummation of the sale of the New Opco Acquired Assets is subject to the satisfaction of conditions set forth in the Asset Purchase Agreement, including confirmation of the Debtors' Joint Plan of Reorganization, described below, final approval of the sale by the Bankruptcy Court and receipt of required regulatory approvals. Following the consummation of the restructuring and the acquisition of the New Opco Acquired Assets, it is expected that subsidiaries of Fertitta Gaming will manage the Red Rock Casino Resort Spa, Palace Station, Boulder Station and Sunset Station (the "Propco Properties") and the New Opco Acquired Assets pursuant to long term management contracts.

        On July 28, 2010, the Debtors filed the First Amended Joint Plan of Reorganization for Station Casinos, Inc. and Its Affiliated Debtors (the "Joint Plan of Reorganization") and an accompanying Disclosure Statement (the "Disclosure Statement"). The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010.

        Fertitta Gaming and a steering committee representing over 60% of the Company's senior secured bank debt (the "Opco Lenders") have entered into a restructuring support agreement pursuant to which, among other things: (a) the Opco Lenders agreed to support the Joint Plan of Reorganization and Newco's stalking horse bid to purchase the New Opco Acquired Assets; and (b) the parties agreed to support a restructuring of Propco pursuant to which the Propco Properties would be acquired by the Propco Lenders.

        In addition, the Debtors and the official committee of unsecured creditors (the "Unsecured Committee") have entered into a stipulation (the "Stipulation") pursuant to which the Unsecured Committee agreed, among other things, to refrain from engaging in certain litigation activity and recommend that all unsecured creditors of the Company vote to accept the Joint Plan of Reorganization, which provides that certain unsecured creditors of the Company will receive certain (i) warrants exercisable for equity interests in Newco and (ii) rights to participate in a rights offering ("Rights Offering") and certain other equity offerings contemplated to be conducted by Newco. In connection with the execution of the Stipulation, certain holders of the Company's unsecured notes have committed, subject to the satisfaction of certain conditions, to purchase up to $100 million, in the aggregate, of equity interests contemplated to be issued by Newco in the Rights Offering and certain other equity offerings by Newco if such equity interests are not otherwise purchased in such offerings.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Joint Plan of Reorganization. The Joint Plan of Reorganization and the Disclosure Statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company is currently soliciting acceptances of the Joint Plan of Reorganization and will seek its confirmation by the Bankruptcy Court. There can be no assurance that such plan

14. Commitments and Contingencies (Continued)

acceptances or confirmation will be obtained or that the transactions contemplated by the Asset Purchase Agreement will be consummated.

        Other than GV Ranch Station, Inc., which manages and operates one of the Company's 50% owned hotel/casino properties, the Company's direct and indirect subsidiaries that operate its hotel and casino properties have not filed for bankruptcy relief and continue to operate their businesses in the ordinary course. As required by the Asset Purchase Agreement, however, the Debtors anticipate filing Chapter 11 cases for its subsidiaries following confirmation of the Joint Plan of Reorganization to the extent required to implement and facilitate the sale and related restructuring transactions.

        The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

        On February 10, 2010, the Company's wholly owned subsidiary, GV Ranch Station, Inc. ("GV Ranch"), filed a Voluntary Petition for Chapter 11 Protection in the United States Bankruptcy Court, District of Nevada, Case No. 10-50381-gwz. GV Ranch and its joint venture partner, GCR Gaming, LLC ("GCR"), each own a 50% equity interest in Green Valley Ranch Gaming, LLC, an entity that holds as its asset the Green Valley Ranch Resort and Casino, located in Henderson Nevada ("GVR"). GV Ranch manages GVR under an operating agreement executed between the GV Ranch, GCR, and Green Valley Ranch Gaming, LLC (the "Operating Agreement"). On February 18, 2010, GCR filed a motion in the Bankruptcy Court seeking (i) dismissal of the G.V. Ranch Chapter 11 case as a bad faith filing; or, in the alternative (ii) rejection of the Operating Agreement; or, in the alternative (iii) relief from the automatic stay to enforce its rights under the Operating Agreement (the "GCR Motion"). In the GCR Motion, GCR alleged that GV Ranch mismanaged the property by, among other things, diverting business from GVR to another Station-managed property.

        On May 26, 2010, the Company and GCR filed with the Bankruptcy Court their "Stipulation and Withdrawal of 'Motion (1) to Dismiss Chapter 11 Case, or, in the Alternative, (2) for Relief from the Automatic Stay to Exercise Applicable Non-Bankruptcy Rights or (3) to Compel Rejection of Operating Agreement"' (the "Stipulation and Withdrawal"). Pursuant to the Stipulation and Withdrawal, (a) GCR withdrew the GCR Motion and the supporting declarations of Larry Lindholm and Brian L. Greenspun, and (b) GCR and its affiliates provided GV Ranch and its affiliates with a general release through May 26, 2010, and GV Ranch and its affiliates provided GCR and its affiliates with a general release through May 26, 2010. On May 27, 2010, the Bankruptcy Court entered an order approving the Stipulation and Withdrawal.

  Nevada Sales and Use Tax

        In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food and non-alcoholic beverages purchased for use in complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. In April 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision, and in July 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Department of Taxation subsequently took the position that these purchases are subject to Nevada sales tax. Accordingly, we have not recorded a receivable related to a refund for the previously paid use tax on these purchases in the accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the

14. Commitments and Contingencies (Continued)

Nevada Supreme Court decision. In March 2010, the Department of Taxation issued a $12.7 million sales tax assessment, plus interest of $8.2 million, related to these food costs. We have not accrued a liability related to this assessment because we do not believe the Department of Taxation's position has any merit, and therefore we do not believe it is probable that we will owe this tax. The sales tax assessment and the refund cases have been appealed to the Administrative Law Judge of the Nevada Department of Taxation and a hearing date has not yet been set.

15. Debtor Condensed Combined Financial Statements

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

        The following condensed combined balance sheets as June 30, 2010 and December 31, 2009, condensed combined statements of operations for the three and six months ended June 30, 2010, and condensed combined statements of cash flows for the six months ended June 30, 2010 present the post-petition financial condition, results of operations, and cash flows on a combined basis for Station Casinos, Inc. and its wholly owned subsidiaries that are debtors in the Chapter 11 Cases. The debtor entities included in the following condensed combined financial statements are Station Casinos, Inc., FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC, Reno Land Holdings, LLC, and GV Ranch Station, Inc.

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,411	$2,283
Restricted cash	154,070	95,783
Receivables, net	7,120	24,373
Inventories	13	12
Prepaid expenses	3,836	5,567

Total current assets	175,450	128,018
Property and equipment, net	1,809,819	1,832,068
Intangible assets, net	5,975	5,975
Land held for development	24,191	24,192
Investments in subsidiaries	2,802,464	2,923,274
Other assets, net	72,474	69,137

Total assets	$4,890,373	$4,982,664

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Debtor-in-possession financing	$349,372	$193,151
Accounts payable	471	544
Accrued interest payable	99	3,818
Accrued expenses and other current liabilities	37,448	22,856

Total current liabilities	387,390	220,369
Intercompany payables to non-debtors, net	731,080	934,789
Investment in joint venture, deficit	21,714	—
Deferred income tax, net	140,107	123,828
Other long-term liabilities, net	6,617	6,957

Total liabilities not subject to compromise	1,286,908	1,285,943
Liabilities subject to compromise	6,053,222	6,032,109

Total liabilities	7,340,130	7,318,052

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,957,957	2,951,031
Accumulated other comprehensive income (loss)	931	(922)
Accumulated deficit	(5,409,062)	(5,285,914)

Total stockholders' deficit	(2,449,757)	(2,335,388)

Total liabilities and stockholders' deficit	$4,890,373	$4,982,664

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended June 30, 2010	Six months ended June 30, 2010
Operating revenues:
Other	$62,445	$125,049
Management fees	5,641	10,995

Total revenues	68,086	136,044

Operating costs and expenses:
Corporate, selling, general and administrative expenses	11,814	20,192
Development	1,404	2,757
Depreciation and amortization	12,635	24,628
Write-downs and other charges, net	48	6,427

	25,901	54,004

Operating income	42,185	82,040
Equity in losses of non-debtor subsidiaries	(37,134)	(67,379)
Equity in earnings of joint ventures	3,250	5,687

Operating income and equity in earnings (losses) of subsidiaries and joint ventures	8,301	20,348

Other expense:
Interest expense, net	(21,826)	(44,827)
Interest and other expense from joint ventures	(5,932)	(31,601)
Change in fair value of derivative instruments	(1)	(42)

	(27,759)	(76,470)

Loss before reorganization items and income taxes	(19,458)	(56,122)
Reorganization items, net	(37,943)	(57,194)

Loss before income taxes	(57,401)	(113,316)
Income tax expense	(12,214)	(9,832)

Net loss	$(69,615)	$(123,148)

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

Six months ended June 30, 2010
Cash flows from operating activities:
Net loss	$(123,148)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,628
Change in fair value of derivative instruments	42
Write-downs and other charges, net	15
Share-based compensation	6,808
Equity in losses of non-debtor subsidiaries, net of tax	41,725
Equity in losses of joint ventures	25,914
Reorganization items	57,194
Changes in assets and liabilities:
Restricted cash	(58,287)
Receivables, net	17,253
Intercompany payables, net	(127,275)
Inventories and prepaid expenses	1,730
Deferred income tax	15,082
Accounts payable	(85)
Accrued interest	1,149
Accrued expenses and other current liabilities	7,887
Other, net	3,261

Total adjustments	17,041

Net cash used in operating activities before reorganization items	(106,107)

Net cash used for reorganization items	(35,501)

Net cash used in operating activities	(141,608)

Cash flows from investing activities:
Capital expenditures	(3,460)
Distributions from subsidiaries	1,732
Other, net	(3,502)

Net cash used in investing activities	(5,230)

Cash flows from financing activities:
Borrowings under DIP Facility	47,312
Borrowings under Unsecured Revolving Loan Promissory Note	108,909
Payments under Term Loan with maturity dates greater than three months	(1,250)
Other, net	(5)

Net cash provided by financing activities	154,966

Cash and cash equivalents:
Increase in cash and cash equivalents	8,128
Balance, beginning of period	2,283

Balance, end of period	$10,411

16. Subsequent Events

        In July 2010, the Gun Lake Tribe completed a $165 million third-party construction financing facility, which we assisted them in obtaining in connection with our Development Agreement. As contemplated by the Development Agreement, our subsidiary SC Michigan, LLC provided $15 million of cash collateral to secure a limited completion guaranty and keep well obligation in connection with the financing. We provided the $15 million to SC Michigan, LLC as a drop down loan. The $15 million remains property of SC Michigan, LLC unless it is used to satisfy the completion guaranty requirements in the financing, at which time it will be converted to a loan payable by the Gun Lake Tribe to SC Michigan, LLC. SC Michigan, LLC deposited the $15.0 million into a restricted cash account under the control of the lenders to the Gun Lake Tribe. As a result, in July 2010 SC Michigan, LLC and MPM received approximately $42.8 million representing a partial repayment of project advances. SC Michigan, LLC received $39.3 million and used all of these funds to purchase $39.3 million of Past Revolving Loans from Past Enterprises at face value. The $39.3 million of proceeds received by Past Enterprises is now on deposit in a blocked account under the control of the lenders that are party to the Credit Agreement.

        On June 4, 2010 the Bankruptcy Court approved bidding procedures for the auction of certain assets of Station and the other Debtors, including Santa Fe Station, Texas Station, Fiesta Henderson, Fiesta Rancho and Native American gaming projects (the "New Opco Acquired Assets"). Pursuant to the approved bidding procedures, a newly-formed company ("Newco"), which is expected to be owned primarily by the mortgage lenders of FCP Propco, LLC ("Propco" and the "Propco Lenders", respectively), Fertitta Gaming LLC, which is owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("Fertitta Gaming"), and, if certain options or warrants are exercised, an affiliate of Colony Capital, submitted a $772 million "stalking horse" bid to acquire the New Opco Acquired Assets. On August 6, 2010, the stalking horse bid submitted by Newco was declared the winning bid in the auction of the New Opco Acquired Assets. and the Company, certain of its subsidiaries and Newco entered into an asset purchase agreement with respect to the sale of such assets (the "Asset Purchase Agreement") . The consummation of the sale of the New Opco Acquired Assets is subject to the satisfaction of conditions set forth in the Asset Purchase Agreement, including confirmation of the Debtors' Joint Plan of Reorganization, described below, final approval of the sale by the Bankruptcy Court and receipt of required regulatory approvals. Following the consummation of the restructuring and the acquisition of the New Opco Acquired Assets, it is expected that subsidiaries of Fertitta Gaming will manage the Red Rock Casino Resort Spa, Palace Station, Boulder Station and Sunset Station (the "Propco Properties") and the New Opco Acquired Assets pursuant to long term management contracts.

        Subsequent to June 30, 2010, we did not make scheduled interest payments totaling $2.3 million on the Land Loan.

        We evaluated all activity of the Company and concluded that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

        The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

Overview

        The following table highlights the results of our operations as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2010	2009		2010	2009
Net revenues—total	$233,575	$267,161	(12.6)%	$482,946	$549,909	(12.2)%
Major Las Vegas Operations (a)	214,699	245,942	(12.7)%	442,267	504,707	(12.4)%
Management fees (b)	9,612	12,279	(21.7)%	22,093	26,298	(16.0)%
Other operations and corporate (c)	9,264	8,940	3.6%	18,586	18,904	(1.7)%
Operating income (loss)—total	$15,483	$15,888	(2.5)%	$38,975	$43,618	(10.6)%
Major Las Vegas Operations (a)	38,239	44,773	(14.6)%	86,402	105,141	(17.8)%
Management fees (b)	9,612	12,279	(21.7)%	22,093	26,298	(16.0)%
Other operations and corporate (c)	(32,368)	(41,164)	21.4%	(69,520)	(87,821)	20.8%
Cash flows provided by (used in):
Operating activities	$26,817	$13,244	102.5%	$76,876	$(40,379)	290.4%
Investing activities	(20,856)	(28,613)	(27.1)%	(38,773)	(69,266)	(44.0)%
Financing activities	(781)	(9,851)	(92.1)%	(1,482)	(33,034)	(95.5)%

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

  Results of Operations

        Consolidated net revenues for the three months ended June 30, 2010 decreased 12.6% to $233.6 million as compared to $267.2 million for the three months ended June 30, 2009. Consolidated net revenues for the six months ended June 30, 2010 decreased 12.2% to $482.9 million as compared to $549.9 million for the six months ended June 30, 2009. The decrease in net revenues was due primarily to an overall decrease in gaming revenue across all of our properties as the result of the continuation of weak Las Vegas and U.S. economies. Similarly, combined net revenues from our Major Las Vegas Operations decreased 12.7% to $214.7 million for the three months ended June 30, 2010 as compared to $245.9 million for the three months ended June 30, 2009. Combined net revenues from our Major Las Vegas Operations decreased 12.4% to $442.3 million for the six months ended June 30, 2010 as compared to $504.7 million for the six months ended June 30, 2009.

        Consolidated operating income decreased 2.5% and 10.6% for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009. This decrease is primarily due to a decrease in revenues as a result of the continued economic slowdown, partially offset by decreases in operating expenses including casino expense, depreciation and amortization expense and corporate expense which are discussed in more detail below. Our consolidated operating margin was 6.6% and 8.1% for the three and six months ended June 30, 2010, respectively, compared to 5.9% and 7.9% for the prior year periods. We continue to focus on improving our operating efficiencies and although many of our operational costs are fixed costs, our efforts to control expenses contributed to the improvement in our operating margin in the 2010 periods. We continue to monitor our expenses for additional opportunities for cost savings reductions.

        The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
	2010	2009		2010	2009
Casino revenues	$167,100	$190,488	(12.3)%	$347,375	$393,610	(11.7)%
Casino expenses	69,001	82,065	(15.9)%	141,513	165,067	(14.3)%
Margin	58.7%	56.9%		59.3%	58.1%
Food and beverage revenues	$41,119	$50,625	(18.8)%	$81,038	$104,000	(22.1)%
Food and beverage expenses	26,870	31,156	(13.8)%	52,268	62,385	(16.2)%
Margin	34.7%	38.5%		35.5%	40.0%
Room revenues	$18,666	$22,147	(15.7)%	$37,583	$44,078	(14.7)%
Room expenses	7,981	8,847	(9.8)%	16,287	17,431	(6.6)%
Margin	57.2%	60.1%		56.7%	60.5%
Other revenues	$14,734	$16,060	(8.3)%	$30,239	$31,215	(3.1)%
Other expenses	4,599	5,203	(11.6)%	9,147	9,589	(4.6)%
Selling, general and administrative expenses	$57,054	$55,309	3.2%	$110,602	$110,383	0.2%
Percent of net revenues	24.4%	20.7%		22.9%	20.1%
Corporate expense	$10,396	$13,107	(20.7)%	$19,314	$24,693	(21.8)%
Percent of net revenues	4.5%	4.9%		4.0%	4.5%
Earnings from joint ventures	$542	$1,044	(48.1)%	$2,213	$2,707	(18.2)%

        Casino.    Casino revenues decreased 12.3% to $167.1 million for the three months ended June 30, 2010 as compared to $190.5 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, casino revenues decreased 11.7% to $347.4 million as compared to $393.6 million for the six months ended June 30, 2009. The decrease in casino revenues is primarily due to the continuation of the general economic slowdown discussed above. As a result, customer visits to our properties and customer spend per visit decreased during the three and six months ended June 30, 2010 as compared to the same periods in the prior year. Casino expenses decreased to $69.0 million and $141.5 million for the three and six months ended June 30, 2010 as compared to $82.1 million and $165.1 million for the three and six months ended June 30, 2009 primarily due to a decrease in gaming taxes as a result of lower gaming revenues, a decrease in costs related to complementaries and reduced payroll expense as a result of decreased staffing company-wide. The casino operating margin for the three and six months ended June 30, 2010 increased 1.8% and 1.2%, respectively, as compared to the same periods in the prior year.

        Food and Beverage.    Food and beverage revenues decreased 18.8% and 22.1% for the three and six months ended June 30, 2010 as compared to the same periods in the prior year primarily due to the conversion of several owned outlets to leased outlets, and as a result of the general economic slowdown discussed above. Food covers, or number of restaurant guests, for the three and six months ended June 30, 2010 decreased 29.8% and 33.8%, respectively, compared to the three and six months ended June 30, 2009 due to these same factors. Food and beverage expenses decreased 13.8% and 16.2% for the three and six months ended June 30, 2010 as compared to the same periods in the prior year due to the decrease in food covers, an overall decrease in our food and beverage costs as a result of reduced payroll expenses due to reduced staffing as a result of the conversion of owned outlets to leased outlets. The food and beverage operating margin for the three and six months ended June 30, 2010 decreased by 3.8% and 4.5%, respectively, as compared to the three and six months ended June 30, 2009. The average guest check increased 4.5% and 4.9%, respectively, for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009, primarily due to the closure of lower priced restaurants.

        Room.    Room revenues decreased 15.7% and 14.7% for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009. Room occupancy decreased to 80% for the three and six months ended June 30, 2010 as compared to 87% and 86%, respectively, for the three and six months ended June 30, 2009 due to the general economic slowdown discussed above. The average daily room rate decreased to $62 and $64 for the three and six months ended June 30, 2010, respectively, from $69 and $71 for the same periods in the prior year due to an overall decrease across all properties as a result of the general economic slowdown. Room expenses decreased 9.8% and 6.6%, respectively, for the three and six months ended June 30, 2010 as compared to the same period in the prior year primarily due to reduced occupancy. Room operating margin for the three and six months ended June 30, 2010 decreased 2.9% and 3.8%, respectively, compared to the three and six months ended June 30, 2009.

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues were approximately $14.7 million and $30.2 million, respectively, for the three and six months ended June 30, 2010, compared to approximately $16.1 million and $31.2 million, respectively, for the three and six months ended June 30, 2009.

        Management Fees.    We are the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. For the three and six months ended June 30, 2010, management fees decreased to approximately $9.6 million and $22.1 million, respectively, as compared to $12.3 million and $26.3 million for the three and six months ended June 30, 2009. The decrease in management fees is primarily the result of no management fee revenue being recognized for Green Valley Ranch and Aliante Station. In June 2010 our management agreement with Thunder Valley expired and was not renewed.

        Selling, General and Administrative ("SG&A").    SG&A expenses increased 3.2% and 0.2% or approximately $1.7 million and $0.2 million, respectively, for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009.The increases in SG&A expenses during the three months ended June 30, 2010 are primarily the result of losses on net deferred compensation assets and increases in payroll and related expenses, partially offset by reductions in advertising expenses, utilities and other expenses. SG&A as a percentage of net revenues increased to 24.4% and 22.9%, respectively, for the three and six months ended June 30, 2010 compared to 20.7% and 20.1% for the same periods in the prior year. A large portion of these costs are fixed, which causes an increase in the percentage of net revenues as revenues decline.

        Corporate Expense.    For the three months ended June 30, 2010, corporate expense decreased 20.7% to $10.4 million as compared to $13.1 million for the same period in the prior year. For the six months ended June 30, 2010, corporate expense decreased 21.8% to $19.3 million as compared to $24.7 million for the same period in the prior year. The decrease is primarily due to legal expenses that were recognized in the 2009 periods related to the proposed debt restructuring. No comparable legal expenses were charged to corporate expense during the three and six months ended June 30, 2010. The decrease in legal expenses was partially offset by an increase in payroll and related expenses. Corporate expense as a percentage of net revenues decreased to 4.5% and 4.0%, respectively, for the three and six months ended June 30, 2010 compared to 4.9% and 4.5% for the three and six months ended June 30, 2009.

        Development and preopening expense.    Development and preopening expense includes costs to identify potential gaming opportunities and other development opportunities, and expenses incurred prior to the opening of projects under development, including payroll, travel and legal expenses. Development and preopening expense for the three and six months ended June 30, 2010 was approximately $1.8 million and $3.7 million, respectively, compared to $2.0 million and $4.4 million for the same periods in the prior year. The decrease in development and preopening expense is primarily the result of decreased activity related to projects under development.

        Depreciation and Amortization.    Depreciation and amortization decreased 24.1% to approximately $40.3 million for the three months ended June 30, 2010 as compared to $53.0 million for the three months ended June 30, 2009. Depreciation and amortization decreased 20.8% to approximately $84.3 million for the six months ended June 30, 2010 as compared to $106.5 million for the six months ended June 30, 2009. Depreciation expense decreased by approximately $5.3 million and $9.5 million, respectively, during the three and six months ended June 30, 2010 as compared to the same periods in the prior year, primarily as a result of certain depreciable assets becoming fully depreciated during the year ended December 31, 2009. Amortization expense decreased by approximately $7.5 million and $12.7 million, respectively, during the three and six months ended June 30, 2010 compared to the 2009 periods, primarily as a result of impairment losses recorded in the fourth quarter of 2009 related to our definite-lived intangible assets, which reduced the carrying values of those assets.

        Write-downs and Other Charges, net.    During the three and six months ended June 30, 2010, write-downs and other charges, net were approximately $0.1 million and $6.8 million, respectively, and consisted of $0 and $6.1 million, respectively, in legal settlements, $0 and $0.1 million, respectively, in net losses on disposal of assets, and approximately $0.1 million and $0.6 million, respectively, in severance expense. During the three and six months ended June 30, 2009, write-downs and other charges, net were approximately $0.6 million and $5.8 million, respectively, and consisted of $0.2 million and $5.1 million loss on land disposition, respectively, $0.2 million and $0.3 million in net losses on disposal of assets, respectively, and $0.2 million and $0.4 million in severance expense, respectively.

        Earnings from Joint Ventures.    We own a 50% interest in various joint ventures, including Green Valley Ranch, Aliante Station and Rancho Road, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. We recorded our share of the earnings from these joint ventures of approximately $0.5 million and $2.2 million for the three and six months ended June 30, 2010 compared to earnings of approximately $1.0 million and $2.7 million for the prior year periods.

        Interest Expense.    Interest expense, net of capitalized interest, decreased 72.7% and 71.5% respectively, to $25.2 million and $52.6 million, respectively, for the three and six months ended June 30, 2010 as compared to $92.3 million and $184.4 million for the three and six months ended June 30, 2009. A majority of the decrease is due to the accounting treatment under ASC Topic 852, Reorganizations, whereby interest expense is recognized only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim. As a result of the Chapter 11 Case, we stopped accruing interest for the senior notes, the senior subordinated notes and the mezzanine financings. Had we recognized the additional contractual interest expense, interest expense for the three and six months ended

June 30, 2010 would have been $80.4 million and $155.3 million higher, respectively, than what was recorded. Capitalized interest for the three and six months ended June 30, 2010 was approximately $2.1 million and $4.1 million, respectively, compared to $3.5 million and $7.0 million for the prior year periods. The reduction in capitalized interest was due primarily to a decrease in our weighted average cost of capital during 2010 due to the cessation of interest accruals on a portion of our debt.

        Interest and Other Expense from Joint Ventures.    We recorded approximately $10.3 million and $44.6 million, respectively, in interest and other expense related to our unconsolidated joint ventures for the three and six months ended June 30, 2010, compared to approximately $14.6 million and $22.3 million, respectively, for the comparable periods in 2009. The decrease of approximately $4.3 million for the three months ended June 30, 2010 compared to the prior year period is primarily the result of the termination of the Green Valley Ranch and Aliante Station interest rate swaps which are no longer accounted for at fair value. The increase of $22.3 million for the six months ended June 30, 2010 compared to the prior year period relates primarily to recording our 50% share of the loss that resulted from the early termination of Green Valley Ranch's interest rate swap in March 2010. Prior to the termination of this interest rate swap, the liability was carried at fair value, which incorporated nonperformance risk adjustments related to credit risks of both counterparties in accordance with ASC Topic 815, Derivatives and Hedging. Upon early termination of the swap, fair value accounting for the swap was discontinued and the carrying value of the liability was increased to a fixed termination settlement amount which does not incorporate a nonperformance risk adjustment.

        Change in Fair Value of Derivative Instruments.    For the three and six months ended June 30, 2010, changes in fair value of derivative instruments reflected losses of less than $0.1 million. For the 2010 periods, the Company's interest rate cap is the only derivative instrument for which gains and losses are recorded in this line item. For the three and six months ended June 30, 2009, changes in fair value of derivative instruments reflected net gains of $14.6 million and $33.6 million, respectively. The 2009 amounts include changes in the fair value of the interest rate cap and three interest rate swaps, including two swaps with notional amounts totaling approximately $1.61 billion that were early terminated during the fourth quarter of 2009, and one swap with a notional amount of $250 million which was reclassified to liabilities subject to compromise as a result of the Chapter 11 Case. Changes in the fair value of the reclassified swap are no longer reflected in the change in fair value of derivative instruments line, but instead are reflected in reorganization items in our condensed consolidated statements of operations in accordance with ASC Topic 852. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period.

        Gain on Early Retirement of Debt.    No gain or loss on early retirement of debt was recorded during the three and six months ended June 30, 2010. In January 2009, a wholly-owned subsidiary of the Company purchased $40.0 million in aggregate principal amount of our outstanding $700 million 6 7/8% Senior Subordinated Notes and $8.0 million in aggregate principal amount of our outstanding $450 million 6 1/2% Senior Subordinated Notes for approximately $1.5 million plus approximately $1.4 million in accrued interest. As a result, we recorded a gain on early retirement of debt of approximately $40.3 million during the six months ended June 30, 2009, representing the difference between the reacquisition price and the net carrying amount of the extinguished debt based on the face amount of the associated debt adjusted for the related unamortized discount and debt issuance costs.

        Income Tax (Provision) Benefit.    For the three months ended June 30, 2010 and 2009, our effective tax rates were (21.3)% and 13.5%, respectively. The effective tax rate for the three months ended June 30, 2010 was significantly higher than the prior year period as a result of fluctuations in our valuation allowance. For the six months ended June 30, 2010 and 2009, our effective tax rates were (8.7)% and (14.6)%, respectively.

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

  Restructuring Process

        On July 28, 2009, the Company and certain of its affiliates (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 of title 11 of the United States Code. These cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case"). On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch Resort Spa Casino ("Green Valley Ranch"), filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code. The Chapter 11 Case and the GV Ranch Station, Inc. chapter 11 case are collectively referred to as the "Chapter 11 Cases."

        On June 4, 2010 the Bankruptcy Court approved bidding procedures for the auction of certain assets of Station and the other Debtors, including Santa Fe Station, Texas Station, Fiesta Henderson, Fiesta Rancho and Native American gaming projects (the "New Opco Acquired Assets"). Pursuant to the approved bidding procedures, a newly-formed company ("Newco"), which is expected to be owned primarily by the mortgage lenders of FCP Propco, LLC ("Propco" and the "Propco Lenders", respectively), Fertitta Gaming LLC, which is owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("Fertitta Gaming"), and, if certain options or warrants are exercised, an affiliate of Colony Capital, submitted a $772 million "stalking horse" bid to acquire the New Opco Acquired Assets. On August 6, 2010, the stalking horse bid submitted by Newco was declared the winning bid in the auction of the New Opco Acquired Assets. and the Company, certain of its subsidiaries and Newco entered into an asset purchase agreement with respect to the sale of such assets (the "Asset Purchase Agreement") . The consummation of the sale of the New Opco Acquired Assets is subject to the satisfaction of conditions set forth in the Asset Purchase Agreement, including confirmation of the Debtors' Joint Plan of Reorganization, described below, final approval of the sale by the Bankruptcy Court and receipt of required regulatory approvals. Following the consummation of the restructuring and the acquisition of the New Opco Acquired Assets, it is expected that subsidiaries of Fertitta Gaming will manage the Red Rock

Casino Resort Spa, Palace Station, Boulder Station and Sunset Station (the "Propco Properties") and the New Opco Acquired Assets pursuant to long term management contracts.

        On July 28, 2010, the Debtors filed the First Amended Joint Plan of Reorganization for Station Casinos, Inc. and Its Affiliated Debtors (the "Joint Plan of Reorganization") and an accompanying Disclosure Statement (the "Disclosure Statement"). The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010.

        Fertitta Gaming and a steering committee representing over 60% of the Company's senior secured bank debt (the "Opco Lenders") have entered into a restructuring support agreement pursuant to which, among other things: (a) the Opco Lenders agreed to support the Joint Plan of Reorganization and Newco's stalking horse bid to purchase the New Opco Acquired Assets; and (b) the parties agreed to support a restructuring of Propco pursuant to which the Propco Properties would be acquired by the Propco Lenders.

        In addition, the Debtors and the official committee of unsecured creditors (the "Unsecured Committee") have entered into a stipulation (the "Stipulation") pursuant to which the Unsecured Committee agreed, among other things, to refrain from engaging in certain litigation activity and recommend that all unsecured creditors of the Company vote to accept the Joint Plan of Reorganization, which provides that certain unsecured creditors of the Company will receive certain (i) warrants exercisable for equity interests in Newco and (ii) rights to participate in a rights offering ("Rights Offering") and certain other equity offerings contemplated to be conducted by Newco. In connection with the execution of the Stipulation, certain holders of the Company's unsecured notes have committed, subject to the satisfaction of certain conditions, to purchase up to $100 million, in the aggregate, of equity interests contemplated to be issued by Newco in the Rights Offering and certain other equity offerings by Newco if such equity interests are not otherwise purchased in such offerings.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Joint Plan of Reorganization. The Joint Plan of Reorganization and the Disclosure Statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company is currently soliciting acceptances of the Joint Plan of Reorganization and will seek its confirmation by the Bankruptcy Court. There can be no assurance that such plan acceptances or confirmation will be obtained or that the transactions contemplated by the Asset Purchase Agreement will be consummated.

        Other than GV Ranch Station, Inc., which manages and operates one of the Company's 50% owned hotel/casino properties, the Company's direct and indirect subsidiaries that operate its hotel and casino properties have not filed for bankruptcy relief and continue to operate their businesses in the ordinary course. As required by the Asset Purchase Agreement, however, the Debtors anticipate filing Chapter 11 cases for its subsidiaries following confirmation of the Joint Plan of Reorganization to the extent required to implement and facilitate the sale and related restructuring transactions.

        The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

  Six Months Ended June 30, 2010

        During the six months ended June 30, 2010, cash provided by operating activities was approximately $76.9 million, as compared to cash used in operating activities of $40.4 million for the six months ended

June 30, 2009, reflecting a $117.3 million increase in cash flows from operations compared to the prior year period. This increase resulted primarily from:

  •
  an $24.8 million increase in cash, net of noncash items and reorganization costs, based on activity reflected in our Statement of Operations for the six months ended June 30, 2010;

  •
  a decrease of $54.4 million in additions to restricted cash;

  •
  a decrease of $53.9 million in cash paid for interest;

  •
  a decrease of $19.7 million in other operating uses of cash, primarily working capital; and

  •
  $35.5 million in cash used for reorganization items during the 2010 period.

        During the six months ended June 30, 2010, restricted cash increased by $20.8 million due primarily to restrictions placed on our cash by the lenders of the CMBS Loans and the Bankruptcy Court, partially offset by restricted cash released in connection with the DIP financing. During the six months ended June 30, 2009, restricted cash increased by approximately $75.1 million due primarily to additional collateral required for our treasury management function and restrictions placed on our cash by lenders of the CMBS Loans. The decrease in cash paid for interest during the six months ended June 30, 2010 was primarily due to the cessation of interest payments on certain portions of our debt.

        At June 30, 2010, we had no borrowing availability under our Revolver. As of August 10, 2010, our DIP Credit Agreement expired. The outstanding principal balance due under the DIP Credit Agreement at June 30, 2010 and as of the expiration date was $172.0 million. We still have the ability to borrow under the Past Revolving Loan, and there is no limit on the Company's borrowings under the Past Revolving Loan. As of June 30, 2010, we had $221.8 million in cash and cash equivalents, of which approximately $78.3 million is in our casino cages to be used for the day-to-day operations of our properties and the remaining $143.5 million is to be used for general corporate purposes.

        During the six months ended June 30, 2010, total capital expenditures were approximately $19.2 million for maintenance capital expenditures and various other projects. We classify items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures for the six months ended June 30, 2010 were $12.0 million lower than the prior year period primarily due to differences in timing of capital expenditures during 2010 compared to 2009.

        In addition to capital expenditures, during the six months ended June 30, 2010, we paid approximately $12.5 million in reimbursable advances for our Native American development projects (see "Future Development") and paid approximately $2.1 million in equity contributions to joint ventures. During the same period in 2009, advances for Native American development costs were $5.8 million and equity contributions to joint ventures were $15.9 million. During the six months ended June 30, 2010, we paid $1.5 million in principal payments on our debt, primarily representing quarterly payments on the Term Loan. During the six months ended June 30, 2009, we paid $4.6 million in principal payments on our debt.

  Year ending December 31, 2010

        Our primary cash requirements for the remainder of 2010 are expected to include (i) approximately $30.0 million to $45.0 million for maintenance and other capital expenditures, (ii) payments related to our existing and potential Native American projects, and (iii) expenses related to the Chapter 11 Cases. Our liquidity and capital resources for 2010 are expected to be significantly affected by the filing of the Chapter 11 Cases and completion of a restructuring of our indebtedness. At this time it is not possible to predict with certainty the effect the Chapter 11 Cases and a restructuring will have on our business or various creditors, or the timing or cost of completing such a restructuring. Our future results depend upon our confirming and successfully implementing, on a timely basis, a restructuring of our indebtedness. Our operations and relationships with our customers, employees, regulators, vendors and agents may be adversely affected by the filing of the Chapter 11 Cases. As a result of the filing of the Chapter 11 Cases, we expect to incur, among other things, increased costs for professional fees and similar expenses. In addition, the filing may make it more difficult to retain and attract management and other key personnel and requires senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operations of our business.

        In July 2010, the Gun Lake Tribe completed a $165 million third-party construction financing facility, which we assisted them in obtaining in connection with our Development Agreement. As contemplated by the Development Agreement, our subsidiary SC Michigan, LLC provided $15 million of cash collateral to secure a limited completion guaranty and keep well obligation in connection with the financing. We provided the $15 million to SC Michigan, LLC as a drop down loan. The $15 million remains property of SC Michigan, LLC unless it is used to satisfy the completion guaranty requirements in the financing, at which time it will be converted to a loan payable by the Gun Lake Tribe to SC Michigan, LLC. SC Michigan, LLC deposited the $15.0 million into a restricted cash account under the control of the lenders to the Gun Lake Tribe. As a result, in July 2010 SC Michigan, LLC and MPM received approximately $42.8 million representing a partial repayment of project advances. SC Michigan, LLC received $39.3 million and used all of these funds to purchase $39.3 million of Past Revolving Loans from Past Enterprises at face value. The $39.3 million of proceeds received by Past Enterprises is now on deposit in a blocked account under the control of the lenders that are party to the Credit Agreement. The remainder of our construction advances on this project is expected to be repaid from the operations of the project, which is expected to open in 2011. We will continue to advance certain other development costs to Gun Lake, as required by the Development Agreement, until the opening of the casino.

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

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, Station Casinos, Inc. entered into an unsecured, subordinated administrative priority DIP Credit Agreement among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company), as administrative agent and lender, and the lenders party thereto. The DIP Credit Agreement, as amended, provides for a $185 million revolving credit facility that will be funded on a committed basis for so long as Vista Holdings, LLC has cash and cash equivalents on hand in an amount in excess of $100 million and on a discretionary basis thereafter. The proceeds of the loans incurred under the DIP Credit Agreement will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case. Advances under the DIP Credit Agreement bear interest at a rate equal to 2.5% plus LIBOR. At June 30, 2010, advances under the DIP Credit Agreement totaled $172.0 million, and Vista Holdings, LLC had cash and cash equivalents on hand of $12.8 million. The DIP Credit Agreement matured on August 10, 2010.

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

        Also, in connection with the filing of the Chapter 11 Case, on July 31, 2009, the Station Casinos, Inc. entered into an Unsecured Revolving Loan Promissory Note in favor of Past Enterprises, Inc. (a non-debtor subsidiary of the Company) pursuant to which Past Enterprises provides to Station Casinos, Inc. an unlimited revolving credit facility (the "Past Revolving Loan") at an interest rate of 2.78% per annum, the proceeds of which will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries. We still have the ability to borrow under the Past Revolving Loan, and there is no limit on the Company's borrowings under the Past Revolving Loan.

        The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At June 30, 2010, the outstanding balance due under the Past Revolving Loan totaled $177.4 million.

        Station Casinos, Inc.'s obligations under the Past Revolving Loan will be an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by Station Casinos, Inc. shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

  Off-Balance Sheet Arrangements

        As of June 30, 2010, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, including interest rate swaps with a notional amount of $250 million (see "Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps"). We also have certain contractual obligations including long-term debt, operating leases, employment contracts, long-term stay-on performance agreements and slot conversion purchases. There have been no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

Future Development—Las Vegas

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. It is anticipated that the joint venture will develop, construct and manage, pursuant to a master development plan, a mixed-use residential, retail and entertainment project on all or a portion of such property. The timing, cost and scope of the project have yet to be determined. Through June 30, 2010, we have contributed an additional $45.8 million to fund the acquisition of additional property as well as design and development costs.

        Effective January 1, 2010, a portion of the assets of Rancho Road were contributed to Richfield Homes, a new joint venture formed by the members of Rancho Road. Station is a 50% owner of Richfield Homes.

Future Development—Native American

  The Federated Indians of Graton Rancheria

        We have entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected us to assist them in designing, developing and financing their project and, upon opening we will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the date of the opening of the facility and we will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. We will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In August 2005, we purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, we purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. In March 2008, it was determined that approximately 247 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. As a result, the estimated cost of the remaining 23 acres was reclassified from Native American development costs to land held for development during the year ended December 31, 2008. Over the period of May 2007 through June 2008, we purchased an additional 11 acres of land adjacent to the 23 acres, bringing the total land held for development to 34 acres. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the United States Department of the Interior (the "DOI") accepting a portion of the land into trust on behalf of the FIGR and approval of the Management Agreement by the National Indian Gaming Commission (the "NIGC"). Prior to obtaining third-party financing, we will contribute significant financial support to the project. Through June 30, 2010, we have advanced approximately $146.2 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through June 30, 2010, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        On May 7, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On September 10, 2008, the U.S. Attorney representing the DOI exercised her right to have the case reassigned from a magistrate to an Article III judge, and the FIGR subsequently intervened in the lawsuit. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the compliant for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The DOI and the FIGR filed motions to dismiss the amended complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the "Appeal") in the United States Court of Appeals for the Ninth Circuit Appeals (the "Court of Appeals"), and the DOI agreed to voluntary stay the taking of the site into trust pending resolution of the appeal. The plaintiffs, including several who are now represented separately by a second attorney, filed their opening briefs on October 26, 2009. On November 4, 2009, DOI filed an unopposed motion to expedite the oral argument. DOI and FIGR then filed their answering briefs on November 25, 2009. The plaintiffs responded by filing reply briefs on December 28, 2009. The court clerk initially rejected the motion to expedite oral argument, but following FIGR's motion for reconsideration, the court scheduled oral argument for April 15, 2010. Oral arguments were heard on April 15, 2010, and on June 3, 2010, the Court of Appeals affirmed the district court's dismissal of the Complaint. The plaintiffs have until July 19, 2010 to seek a rehearing or a hearing en banc from the Court of Appeals. The plaintiffs also have until September 1, 2010, to file a petition for certiorari requesting that the United States Supreme Court review the Court of Appeal's decision.

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

  Gun Lake Tribe

        On November 13, 2003, we agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with our agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. We agreed to pay $6.0 million for our 50% interest in MPM, which was payable upon achieving certain milestones and is not reimbursable. As of June 30, 2010, payments totaling $6.0 million had been made and were expensed as incurred. An additional $12.0 million in total may be paid by us in years six and seven of the seven-year term of the Fifth Amended and Restated Management Agreement, subject to certain contingencies. Under the terms of the Fifth Amended and Restated Development Agreement, we have agreed to arrange financing for the ongoing development costs and construction of the project. Through June 30, 2010, we have advanced approximately $63.8 million toward the development of this project, primarily to complete the environmental assessment, pay legal and consulting fees, and secure real estate for the project, which is included on our consolidated balance sheets. Funds advanced by us are expected to be repaid from the proceeds of the project financing and from Gun Lake's gaming revenues. The Fifth Amended and Restated Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, our portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million. MPM is considered a variable interest entity under the provisions of ASC Topic 810, Consolidation. Under the terms of the MPM Operating Agreement, Station is required to provide the majority of MPM's financing. At June 30, 2010, Station's loans to MPM total approximately $52.1 million and financing provided by MPM's other members, investors and banks totals approximately $5.7 million. The creditors of MPM have no recourse to the general credit of Station. Based on a qualitative analysis, we believe Station directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that could potentially be significant to MPM, therefore we believe Station is the primary beneficiary of MPM as defined in ASC Topic 810. As a result, we consolidate MPM in our condensed consolidated financial statements.

        The project is being developed on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include approximately 1,400 slot machines, 28 table games and various dining options. Construction of the project includes the conversion of a portion of an existing 192,000 square-foot building into support space for the casino and entertainment facility. On April 29, 2010, the NIGC approved the Fourth Amended and Restated Management Agreement. Subsequently, and as a result of certain changes required by the financing documents, Gun Lake submitted the Fifth Amended and Restated Management Agreement to the NIGC. Development of the gaming and entertainment project and operation of Class III gaming is subject to certain governmental and regulatory approvals, including, but not limited to, approval of the Fifth Amended and Restated Management Agreement by the NIGC.

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

        On August 1, 2008, David Patchak filed a complaint (the "Patchak Complaint") seeking declaratory and injunctive relief against the DOI and officials of the DOI. On October 6, 2008, Gun Lake filed a motion for judgment on the pleadings. The Patchak Complaint also seeks judicial review of the Determination. On October 7, 2008, the DOI filed a motion to dismiss. On October 17, 2008, the plaintiff filed a motion to stop the DOI from taking land into trust for Gun Lake, which was denied by the District

Court on January 26, 2009. The District Court filed an order that gave the plaintiff 21 days to submit a memorandum addressing whether the District Court still has jurisdiction in this case in light of the DOI accepting the land in trust for the benefit of Gun Lake. The DOI and Gun Lake filed their memoranda addressing this issue on April 6, 2009. On August 19, 2009, the DOI's motion to dismiss and motion for judgment on the pleadings was granted and the plaintiff's motions for preliminary injunctive relief were denied. On September 15, 2009, plaintiff filed a notice of appeal with the United States Court of Appeals for the District of Columbia Circuit. On November 6, 2009, Gun Lake filed a Motion to Dismiss the appeal in part. The Motion has been referred to the panel of judges to whom the case will be assigned for decision. On January 8, 2010, the Court ordered the Court Clerk to enter a briefing schedule. Appellant's brief was filed on April 9, 2010, Appellees' briefs were filed on May 10, 2010, and Appellant's reply brief was filed on May 24, 2010. Oral arguments have not been scheduled. The Company believes that the appeal is without merit. As with all litigation, no assurances can be provided as to the outcome of this lawsuit.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact was subject to approval by the Michigan Legislature and, if approved, would regulate gaming at Gun Lake's proposed gaming and entertainment project to be developed on the site. On August 8, 2007, the Michigan House of Representatives ratified the compact. On February 11, 2009, the Michigan Senate passed a resolution approving the compact. On February 19, 2009, the Michigan House of Representatives passed a similar resolution approving the Compact and the Compact was submitted to the Secretary of Interior for his approval. On April 22, 2009, the Compact became effective by publication in the Federal Register. Construction on the project began in September 2009.

        In July 2010, the Gun Lake Tribe completed a $165 million third-party construction financing facility, which we assisted them in obtaining in connection with our Development Agreement. As contemplated by the Development Agreement, our subsidiary SC Michigan, LLC provided $15 million of cash collateral to secure a limited completion guaranty and keep well obligation in connection with the financing. We provided the $15 million to SC Michigan, LLC as a drop down loan. The $15 million remains property of SC Michigan, LLC unless it is used to satisfy the completion guaranty requirements in the financing, at which time it will be converted to a loan payable by the Gun Lake Tribe to SC Michigan, LLC. SC Michigan, LLC deposited the $15.0 million into a restricted cash account under the control of the lenders to the Gun Lake Tribe. As a result, in July 2010 SC Michigan, LLC and MPM received approximately $42.8 million representing a partial repayment of project advances. SC Michigan, LLC received $39.3 million and used all of these funds to purchase $39.3 million of Past Revolving Loans from Past Enterprises at face value. The $39.3 million of proceeds received by Past Enterprises is now on deposit in a blocked account under the control of the lenders that are party to the Credit Agreement. The remainder of our construction advances on this project is expected to be repaid from the operations of the project, which is expected to open in 2011. We will continue to advance certain other development costs to Gun Lake, as required by the Development Agreement, until the opening of the casino.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Through June 30, 2010, we have advanced approximately $11.8 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through June 30, 2010, $50,000 of these payments had been made and were expensed as incurred. Although the Company continues to fund advances to MITCR, given the recent recession and thus the revised expected potential of the project, as of June 30, 2010 the Company has fully impaired the associated long-term asset. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third-party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On January 17, 2008, the Bureau of Indian Affairs (the "BIA") issued a Finding of No Significant Impact with respect to the proposed project. On May 8, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint sought judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. The Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. On April 13, 2009, the District Court granted the DOI and MITCR's motion to dismiss. On May 13, 2009, the Plaintiff filed an appeal in the U.S. Court of Appeals for the District of Columbia in Washington DC (the "Court of Appeals"). The Plaintiff's brief was filed on September 14, 2009, and the MITCR and DOI's briefs were filed October 14, 2009. The Plaintiff's reply brief was filed October 28, 2009, and oral arguments were held on December 10, 2009. On July 13, 2010, the Court of Appeals overturned the decision of the District Court and ruled that the Secretary's Determination to take land into trust for the MITCR be set aside and remanded the case for further proceedings.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. Through June 30, 2010, we have advanced approximately $16.0 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through

June 30, 2010, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. On August 6, 2010, the BIA published notice in the Federal Register that the environmental impact statement for the Mono's casino and resort project has been finalized and is available for review. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

        As of June 30, 2010, we had $305.5 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 1,321 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at June 30, 2010 or December 31, 2009.

Regulation and Taxes

        We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and tribal gaming agency of Gun Lake.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The

Nevada Legislature meets every two years and when special sessions are called by the Governor, and is scheduled to meet again in early 2011.

        In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food and non-alcoholic beverages purchased for use in complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. In April 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision, and in July 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Department of Taxation subsequently took the position that these purchases are subject to Nevada sales tax. Accordingly, we have not recorded a receivable related to a refund for the previously paid use tax on these purchases in the accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. In March 2010, the Department of Taxation issued a $12.7 million sales tax assessment, plus interest of $8.2 million, related to these food costs. We have not accrued a liability related to this assessment because we do not believe the Department of Taxation's position has any merit, and therefore we do not believe it is probable that we will owe this tax. The sales tax assessment and the refund cases have been appealed to the Administrative Law Judge of the Nevada Department of Taxation and a hearing date has not yet been set.

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

        The CMBS Loans are secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will mature in November 2010. Prior to the 2009 maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension. Interest on the CMBS Loans is equal to one-month LIBOR plus 5.3% per annum, which includes an additional 3.0% default rate. As a result of the Chapter 11 Case, interest due on the mezzanine financings is not being remitted to the mezzanine lenders. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with the authoritative guidance for accounting for derivative Instruments and hedging activities, is marked to market at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower paid a fixed rate of approximately 5.3% and received one-month LIBOR, terminating in November 2012. This interest rate swap was early terminated during the three months ended December 31, 2009 (see Note 5—Derivative Instruments).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of December 31, 2009 and June 30, 2010, we were not in compliance with the lease coverage ratio. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. As of June 30, 2010, $136.3 million has been deposited in the collateral account in relation to this block.

  Land Loan

        On February 7, 2008, CV Propco, LLC, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matures on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 5.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 4.5% per annum, which includes an additional 2% default rate, at the borrower's election. The borrower is required to hedge the interest rate such that LIBOR will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower pays a fixed LIBOR rate of 3.0% and 3.7%, respectively, and receives one-month LIBOR. These interest rate swaps were early terminated in November 2009 (see Note 5—Derivative Instruments).

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

        During the first quarter of 2009, the lenders under the Land Loan, based on appraisals, indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement, and thus an event of default had occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the Land Loan and related accrued interest due and payable and to foreclose on the underlying collateral of the borrower which at June 30, 2010 and

December 31, 2009 included land with a book value of $133.2 million. In December 2009, the balance of the interest reserve account of $8.2 million was liquidated, and $8.0 million was applied as a principal reduction to the loan with the remainder applied to the swap termination settlement amount. In addition, the borrower did not make the November 2009 payments or any subsequent payments due on account of interest or the interest rate swap agreements. There is no recourse to the Company for any portion of the land loan that is not satisfied by the Borrower or the collateral. The Company is in discussions with the lenders regarding a restructuring of the Land Loan however the Company can provide no assurance that it will be able to reach an agreement with the lenders. As a result the outstanding indebtedness related to the Land Loan has been classified as current in the accompanying consolidated balance sheets.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of June 30, 2010, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of June 30, 2010, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of June 30, 2010, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage, a maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio and a total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, and June 30, 2010, we were not in compliance with the financial covenants in the Credit Agreement. In addition, the filing of the Chapter 11 Case constitutes an event of default under the terms of the Credit Agreement resulting in an acceleration of the obligations thereunder, subject to the bankruptcy stay.

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

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. An event of default under the sale leaseback agreement for the corporate office building occurred on October 26, 2009 as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our consolidated balance sheets and depreciate it according to our policy. During the three months ended June 30, 2010 and 2009, we recorded interest expense related to this lease of approximately $1.3 million and $1.4 million, respectively. During the six months ended June 30, 2010 and 2009, we recorded interest expense related to this lease of approximately $2.7 million and $2.7 million, respectively. Future minimum lease payments related to this lease for the next five years are approximately $5.4 million, $5.5 million, $5.5 million, $5.6 million and $5.7 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

  Derivative Instruments

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. At June 30, 2010 we have a floating-to-fixed interest rate swap with a notional amount of $250 million, terminating in January 2011, which effectively converts a portion of our floating-rate debt to a fixed rate. This interest rate swap is not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap are recognized in earnings in the period of the change. As a result of the Chapter 11 Case, this swap is classified in liabilities subject to compromise in the accompanying condensed consolidated balance sheets, and in accordance with ASC Topic 852, the liability is carried at the expected amount of the allowed claim, which approximates the fair value of the swap without adjustments for non-performance risk. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements. As of June 30, 2010, we paid a weighted-average fixed rate of approximately 3.0% and received one-month LIBOR which approximated 0.3% on this interest rate swap.

        During the three months ended March 31, 2010 and the year ended December 31, 2009, several derivative instruments were early terminated by us and our 50% owned joint ventures. In certain instances these early terminations resulted in balance sheet adjustments and in reclassifications of deferred losses, net of tax, from accumulated other comprehensive income (loss) into operations. Disclosures related to these transactions have been included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

        In accordance with ASC Topic 852, Reorganizations, the Debtors' interest rate swap liabilities are classified as liabilities subject to compromise in our condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009. These interest rate swap liabilities are adjusted to the expected amounts of the allowed claims, which are different than the prepetition carrying amounts of these liabilities as a result of changes in the fair values of these instruments. Gains and losses resulting from adjustments to the carrying values of swap liabilities subject to compromise are recorded in reorganization items in the accompanying condensed consolidated statements of operations.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as an addition to, or reduction of, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps and interest rate cap resulted in an increase in interest expense of approximately $1.7 million and $20.1 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $3.4 million and $39.4 million for the six months ended June 30, 2010, respectively. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase or decrease in interest and other expense from joint ventures in our condensed consolidated statements of operations, and totaled approximately $0.2 million and $3.2 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $27.0 million and $4.6 million for the six months ended June 30, 2010 and 2009, respectively.

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At June 30, 2010, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At June 30, 2010, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

        The following table provides information about our long-term debt at June 30, 2010 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands, unaudited):

	Maturity date	Face amount	Carrying value	Estimated fair value (b)
CMBS Loans, weighted-average interest rate of approximately 5.8%	November 2012 (a)	$2,475,000	$2,475,000	$2,475,000
Land Loan, weighted-average interest rate of approximately 8.5%	February 2011	242,032	242,032	242,032
Revolver, weighted-average interest rate of approximately 5.3%	August 2012	628,237	628,237	628,237
Term Loan, weighted-average interest rate of approximately 5.0%	August 2012	243,750	243,750	243,750
6% senior notes	April 2012	450,000	450,000	27,000
7 3/4% senior notes	August 2016	400,000	400,000	24,000
6 1/2% senior subordinated notes	February 2014	442,000	442,000	2,210
6 7/8% senior subordinated notes	March 2016	660,000	660,000	330
6 5/8% senior subordinated notes	March 2018	300,000	300,000	189
Other debt, weighted-average interest rate of approximately 7.9%	2010 - 2027	79,557	79,557	79,557

Total		$5,920,576	$5,920,576	$3,722,305

(a)
Prior to the maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension.

(b)
The estimated fair values of the senior notes and the senior subordinated notes are based on actual market prices for the most recent trades on or before June 30, 2010. As a result of the Chapter 11 Case, it is impracticable to estimate the fair values of all other long-term debt, therefore the estimated fair values are assumed to be equal to the carrying values, and do not reflect any adjustment related to the Company's credit risk, the potential impact of the Chapter 11 Case on the amounts recoverable by creditors, the proposed Joint Plan of Reorganization, or the "stalking horse" bid.

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

        The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands, unaudited):

	Current Portion as of June 30,
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$2,255,934	$2,139	$334	$356	$378	$2,082	$2,261,223
Weighted-average interest rate	8.7%	6.2%	7.2%	7.2%	7.2%	7.3%	8.7%
Variable-rate	$3,659,053	$37	$263	—	—	—	$3,659,353
Weighted-average interest rate	5.9%	7.5%	7.5%	—	—	—	5.9%
Interest rate swaps:
Notional amount	$250,000	$—	$—	$—	$—	$—	$250,000
Average payable rate	3.0%	—	—	—	—	—	3.0%
Average receivable rate	0.3%	—	—	—	—	—	0.3%

Item 4T.    Controls and Procedures

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

        On or about April 30, 2010, the Company and the plaintiffs reached an agreement to settle all claims asserted or that could have been asserted in the State Court Action. Subject to final approval by the Bankruptcy Court, the principal terms of the settlement are:

          a.     Persons who were employed by the Company or its subsidiaries at any time between February 4, 2005 and January 28, 2009 will have an aggregate allowed $5 million general unsecured claim in the Company's bankruptcy.

          b.     The Company will set aside $1.2 million in escrow. After the deduction of fees, costs and other expenses associated with the settlement, the remaining proceeds will be distributed equally to all persons who were employed by the Company or its subsidiaries at any time between January 29, 2009 and the date of the preliminary approval of the settlement by the Bankruptcy Court.

        On June 17, 2010, the State Court Action was removed to United States District Court for the District of Nevada. On July 16, 2010, the Bankruptcy Court granted preliminary approval of the settlement, and directed the parties to provide notice to the current and former employees covered by the State Court Action of their right to object to the settlement and/or be excluded therefrom. A hearing is currently scheduled on October 25, 2010 for the Bankruptcy Court to grant final approval of the settlement.

        An expense related to this legal settlement was accrued during the six months ended June 30, 2010 and the related liability is classified in liabilities subject to compromise in the accompanying condensed consolidated balance sheet.

  Bankruptcy Proceedings

        On July 28, 2009, the Company and certain of its affiliates (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 of title 11 of the United States Code. These cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case"). On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch Resort Spa Casino ("Green Valley Ranch"), filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code. The Chapter 11 Case and the GV Ranch Station, Inc. chapter 11 case are collectively referred to as the "Chapter 11 Cases."

        On June 4, 2010 the Bankruptcy Court approved bidding procedures for the auction of certain assets of Station and the other Debtors, including Santa Fe Station, Texas Station, Fiesta Henderson, Fiesta Rancho and Native American gaming projects (the "New Opco Acquired Assets"). Pursuant to the approved bidding procedures, a newly-formed company ("Newco"), which is expected to be owned primarily by the mortgage lenders of FCP Propco, LLC ("Propco" and the "Propco Lenders", respectively), Fertitta Gaming LLC, which is owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("Fertitta Gaming"), and, if certain options or warrants are exercised, an affiliate of Colony Capital, submitted a $772 million "stalking horse" bid to acquire the New Opco Acquired Assets. On August 6, 2010, the stalking horse bid submitted by Newco was declared the winning bid in the auction of the New Opco Acquired Assets. and the Company, certain of its subsidiaries and Newco entered into an asset purchase agreement with respect to the sale of such assets (the "Asset Purchase Agreement") . The consummation of the sale of the New Opco Acquired Assets is subject to the satisfaction of conditions set forth in the Asset Purchase Agreement, including confirmation of the Debtors' Joint Plan of Reorganization, described below, final approval of the sale by the Bankruptcy Court and receipt of required regulatory approvals. Following the consummation of the restructuring and the acquisition of the New Opco Acquired Assets, it is expected that subsidiaries of Fertitta Gaming will manage the Red Rock Casino Resort Spa, Palace Station, Boulder Station and Sunset Station (the "Propco Properties") and the New Opco Acquired Assets pursuant to long term management contracts.

        On July 28, 2010, the Debtors filed the First Amended Joint Plan of Reorganization for Station Casinos, Inc. and Its Affiliated Debtors (the "Joint Plan of Reorganization") and an accompanying Disclosure Statement (the "Disclosure Statement"). The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010.

        Fertitta Gaming and a steering committee representing over 60% of the Company's senior secured bank debt (the "Opco Lenders") have entered into a restructuring support agreement pursuant to which, among other things: (a) the Opco Lenders agreed to support the Joint Plan of Reorganization and Newco's stalking horse bid to purchase the New Opco Acquired Assets; and (b) the parties agreed to support a restructuring of Propco pursuant to which the Propco Properties would be acquired by the Propco Lenders.

        In addition, the Debtors and the official committee of unsecured creditors (the "Unsecured Committee") have entered into a stipulation (the "Stipulation") pursuant to which the Unsecured Committee agreed, among other things, to refrain from engaging in certain litigation activity and recommend that all unsecured creditors of the Company vote to accept the Joint Plan of Reorganization, which provides that certain unsecured creditors of the Company will receive certain (i) warrants exercisable for equity interests in Newco and (ii) rights to participate in a rights offering ("Rights

Offering") and certain other equity offerings contemplated to be conducted by Newco. In connection with the execution of the Stipulation, certain holders of the Company's unsecured notes have committed, subject to the satisfaction of certain conditions, to purchase up to $100 million, in the aggregate, of equity interests contemplated to be issued by Newco in the Rights Offering and certain other equity offerings by Newco if such equity interests are not otherwise purchased in such offerings.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Joint Plan of Reorganization. The Joint Plan of Reorganization and the Disclosure Statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company is currently soliciting acceptances of the Joint Plan of Reorganization and will seek its confirmation by the Bankruptcy Court. There can be no assurance that such plan acceptances or confirmation will be obtained or that the transactions contemplated by the Asset Purchase Agreement will be consummated.

        Other than GV Ranch Station, Inc., which manages and operates one of the Company's 50% owned hotel/casino properties, the Company's direct and indirect subsidiaries that operate its hotel and casino properties have not filed for bankruptcy relief and continue to operate their businesses in the ordinary course. As required by the Asset Purchase Agreement, however, the Debtors anticipate filing Chapter 11 cases for its subsidiaries following confirmation of the Joint Plan of Reorganization to the extent required to implement and facilitate the sale and related restructuring transactions.

        The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

        On February 10, 2010, the Company's wholly owned subsidiary, GV Ranch Station, Inc. ("GV Ranch"), filed a Voluntary Petition for Chapter 11 Protection in the United States Bankruptcy Court, District of Nevada, Case No. 10-50381-gwz. GV Ranch and its joint venture partner, GCR Gaming, LLC ("GCR"), each own a 50% equity interest in Green Valley Ranch Gaming, LLC, an entity that holds as its asset the Green Valley Ranch Resort and Casino, located in Henderson Nevada ("GVR"). GV Ranch manages GVR under an operating agreement executed between the GV Ranch, GCR, and Green Valley Ranch Gaming, LLC (the "Operating Agreement"). On February 18, 2010, GCR filed a motion in the Bankruptcy Court seeking (i) dismissal of the G.V. Ranch Chapter 11 case as a bad faith filing; or, in the alternative (ii) rejection of the Operating Agreement; or, in the alternative (iii) relief from the automatic stay to enforce its rights under the Operating Agreement (the "GCR Motion"). In the GCR Motion, GCR alleged that GV Ranch mismanaged the property by, among other things, diverting business from GVR to another Station-managed property.

        On May 26, 2010, the Company and GCR filed with the Bankruptcy Court their "Stipulation and Withdrawal of 'Motion (1) to Dismiss Chapter 11 Case, or, in the Alternative, (2) for Relief from the Automatic Stay to Exercise Applicable Non-Bankruptcy Rights or (3) to Compel Rejection of Operating Agreement"' (the "Stipulation and Withdrawal"). Pursuant to the Stipulation and Withdrawal, (a) GCR withdrew the GCR Motion and the supporting declarations of Larry Lindholm and Brian L. Greenspun, and (b) GCR and its affiliates provided GV Ranch and its affiliates with a general release through May 26, 2010, and GV Ranch and its affiliates provided GCR and its affiliates with a general release through May 26, 2010. On May 27, 2010, the Bankruptcy Court entered an order approving the Stipulation and Withdrawal.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, December 31, 2009, March 31, 2010, and June 30, 2010, we were not in compliance with the financial covenants, as defined in our Credit Agreement. We have not made scheduled interest payments on the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"), $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") or $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes") since February 1, 2009. The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have expired, resulting in an event of default under the indentures governing such indebtedness. In addition as a result of the filing of the Chapter 11 Case, the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have been accelerated and are due and payable, subject to the bankruptcy stay. See Note 1—Overview of Recent Developments for further discussion.

        In addition, the filing of the Chapter 11 Case constitutes an event of default or otherwise triggered repayment obligations under the Company's Credit Agreement, CMBS mortgage loan and related mezzanine financings, Land Loan, 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes, 2012 Senior Notes and corporate office lease. As a result of the Chapter 11 Case, all debt outstanding under such debt arrangements became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law under the Bankruptcy Code. The total amount of the defaults is $6.0 billion and the total arrearage as of the date of filing this Quarterly Report on Form 10-Q is $155.8 million.

Item 4.    Reserved.

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

STATION CASINOS, INC., Registrant
DATE: August 16, 2010	/s/ THOMAS M. FRIEL Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)