Form 10-K/A
period 2009-12-31
STATION CASINOS INC
filed 2010-09-10
CIK 898660

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

Documents Incorporated by Reference
None.

 EXPLANATORY NOTE

        The registrant filed with the Securities and Exchange Commission (the "SEC") (i) an Annual Report on Form 10-K for the year ended December 31, 2009 on March 31, 2010 (the "Initially Filed Form 10-K"), and (ii) an Amendment No. 1 on Form 10-K/A to the Initially Filed Form 10-K on April 30, 2010 ("Amendment No. 1"). The registrant is filing this Amendment No. 2 on Form 10-K/A to amend Item 8. Financial Statements and Supplemental Data in Part II of the Initially Filed Form 10-K ("Part II") solely to correct the inadvertent omission of the signature of Ernst & Young LLP on the "Report of Independent Registered Public Accounting Firm."

        In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive office and principal financial officer are being filed or furnished as exhibits to this Amendment No. 2 on Form 10-K/A under Item 15 hereof.

        No attempt has been made in this Amendment No. 2 on Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures. Accordingly, this Amendment No. 2 on Form 10-K/A should be read in conjunction with the Initially Filed Form 10-K, Amendment No. 1. and our other filings with the SEC.

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

/s/ Ernst & Young LLP
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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

  Restricted Cash

        Restricted cash includes cash reserves required in connection with the Company's financing transactions, treasury management activities, the CMBS Loans, letter of credit collateralization and regulatory reserves for race and sports book operations, and restrictions placed on our cash by the Bankruptcy Court.

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

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with the guidance for accounting for the impairment or disposal of long-lived assets. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. As of December 31, 2009 and 2008, our consolidated financial statements reflect all adjustments required under the guidance for accounting for the impairment or disposal of long-lived assets.

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

  Goodwill

        Our annual impairment testing for goodwill is performed at the reporting unit level, and each of our 100% owned casino properties is considered to be a reporting unit. Our annual goodwill impairment testing utilizes a two step process. In the first step, we compare the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with indications provided by the current valuation multiples of comparable publicly traded companies. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, then the goodwill of the reporting unit is considered to be impaired, and we proceed

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

to the second step of the goodwill impairment test. In the second step, we determine the implied value of the reporting unit's goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. See Note 6 for a discussion of goodwill impairment charges recognized during the years ended December 31, 2009, 2008 and the Predecessor Period.

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

        Also upon consummation of the Merger, FCP and Fertitta Partners issued Class C Units to certain officers and management of the Company. During the year ended December 31, 2008, additional Class C units were issued to certain management of the Company. Pursuant to the accounting guidance for share-based payments, the unearned share-based compensation related to the Class C Units is amortized to compensation expense over the requisite service period (five years). The share-based expense for these awards was based on the estimated fair market value of the Class C Units at the date of grant, applied to the total number of Class C Units that were anticipated to fully vest and then amortized over the vesting period.

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Due from/to Unconsolidated Affiliate

        On October 24, 2008 and December 26, 2008, promissory notes for $0.7 million and $4.3 million (collectively, the "2008 GVR Promissory Notes"), respectively were executed between GV Ranch Station, Inc. (the consolidated entity that owns our 50% portion of Green Valley Ranch) and Green Valley Ranch. The 2008 GVR Promissory Notes accrued interest at an annual rate of 5.0% and were payable either on demand or on the six-month anniversary of the execution date. Effective January 1, 2009, the 2008 GVR Promissory Notes were replaced with a new promissory note (the "2009 GVR Promissory Note") in the amount of $5.0 million, which accrues interest at an annual rate of 5.0% and matures on January 1, 2011. The 2009 GVR Promissory Note is subordinate to Green Valley Ranch's senior secured debt and interest rate swaps. Subsequent to December 31, 2009, events of default occurred related to Green Valley Ranch's senior secured debt and interest rate swaps and as a result, the Company believes the GVR Promissory Note and the related accrued interest may not be recoverable. The Company believes Green Valley Ranch's default on its debt represents the culmination of conditions that existed prior to December 31, 2009 and accordingly, the Company recognized a $5.3 million expense in write-downs and other charges, net in our consolidated statements of operations during the three months ended December 31, 2009 to fully reserve this receivable. The 2008 GVR Promissory Notes and related interest receivable were recorded in due from unconsolidated affiliate on our consolidated balance sheet at December 31, 2008.

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

        During the year ended December 31, 2009, we reviewed the carrying values of our property and equipment for impairment because we determined that indicators of impairment existed. We compared the estimated future cash flows of the assets for each reporting unit, on an undiscounted basis, to the carrying values of the assets as required by the accounting guidance for impairment or disposal of long-lived assets. For those assets where the undiscounted cash flows did not exceed the carrying values, we measured an impairment based on the excess of carrying value over fair value. As a result, we recorded impairment charges totaling $179.4 million related to property and equipment at certain operating subsidiaries in impairment of other assets in our consolidated statements of operations.

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Other Intangible Assets (Continued)

        The intangible asset for customer relationships represents the value associated with our rated casino guests. Prior to our annual impairment test for the year ended December 31, 2008, we had utilized the income forecast approach as our basis for amortization of the customer relationships intangible assets since the cash flow related to these assets was expected to be higher in the earlier years of the relationship and then decline materially over time. Subsequent to our annual impairment testing for the year ended December 31, 2008, these intangible assets are being amortized ratably over their estimated useful lives as the expected pattern of consumption no longer accommodates the income forecast approach. The remaining definite-lived intangible assets are being amortized ratably over their estimated useful lives. The aggregate amortization expense for the years ended December 31, 2009 and 2008 and the Successor Period for those assets that are amortized under the provisions of the accounting guidance for goodwill and intangible assets was approximately $53.8 million, $74.5 million and $11.3 million, respectively. There was no such amortization expense related to intangible assets recorded in the Predecessor Period. Estimated annual amortization expense for intangible assets for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is anticipated to be approximately $21.9 million, $0.8 million, $4.3 million, $23.8 million and $23.8 million, respectively.

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

$184,699

        In conjunction with our annual impairment testing for the year ended December 31, 2009, we determined that goodwill impairment totaling approximately $181.8 million existed at certain operating subsidiaries. In conjunction with our annual impairment testing for the year ended December 31, 2008, we determined that an impairment of the goodwill recorded in conjunction with the Merger of approximately $2.6 billion existed company-wide. These impairments were recorded in impairment of goodwill on our consolidated statements of operations. For the Predecessor Period, we recorded an impairment of goodwill at Wildfire Boulder and Gold Rush totaling approximately $8.0 million. We determined that there was no goodwill impairment during the Successor Period.

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

        During the three months ended December 31, 2008, it was determined that a triggering event, as described under the accounting guidance for impairment or disposal of long-lived assets, had occurred related to much of our land held for development due to changes in the anticipated use of certain land parcels and the current economic condition of the Company and its ability to secure adequate financing for capital projects going forward. As a result, we compared the estimated future cash flows for certain land parcels, on an undiscounted basis, to the carrying value. In certain instances, the carrying value was higher and as such, we recorded an impairment loss of $148.0 million to write down the book value of the land to the fair values. The fair values were calculated by management utilizing traditional real estate valuation techniques, primarily the sales comparison approach.

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

        (c)   As a result of ongoing operating losses of Aliante Station and an impairment of our joint venture investment recognized during the year ended December 31, 2008, our investment in Aliante Station at December 31, 2009 and 2008 reflect deficits of approximately $38.4 million and $3.6 million, respectively, which is recorded as a long-term liability on our consolidated balance sheets.

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

        The mark-to-market valuation of interest rate swaps, net of tax included in accumulated other comprehensive loss at December 31, 2009 relates to our 50% interest in the mark-to-market valuation of the interest rate swap at Green Valley Ranch that has been de-designated as a cash flow hedge during the year ended December 31, 2009. The deferred net loss of $2.0 million related to this interest rate swap included in accumulated other comprehensive loss at December 31, 2009 is expected to be accreted as an increase in interest expense from joint ventures on our consolidated statement of operations during the first quarter of 2010 as a result of the termination of the swap.

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Retirement Plans (Continued)

        A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of the plan assets and the funded status is as follows (in thousands):

	Successor
	December 31,
	2009	2008
Change in pension benefit obligation:
Benefit obligation at beginning of year	$20,159	$28,580
Service cost	2,115	1,850
Interest cost	1,217	1,253
Plan amendments	—	(6,556)
Net actuarial gain	(1,318)	(73)
Benefits paid	(171)	(293)
Curtailment	—	(4,602)

Benefit obligation at end of year	$22,002	$20,159

Change in plan assets:
Contribution by Station	$171	$293
Benefits paid	(171)	(293)

Fair value of plan assets at end of year	$—	$—

Funded status of the plan (underfunded)	$(22,002)	$(20,159)
Unrecognized net actuarial loss	—	—
Unrecognized actuarial loss	—	—

Net amount recognized	$(22,002)	$(20,159)

Amounts recognized in the consolidated balance sheet consist of:
Current liabilities (a)	$(293)	$(293)
Accrued pension costs (a)	(23,474)	(20,376)
Accumulated other comprehensive income	1,765	510

Net amount recognized	$(22,002)	$(20,159)

Weighted average assumptions:
Discount rate	5.50%	5.50%
Salary rate increase	5.00%	5.00%

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

        We recorded $0, $2.0 million, $23.3 million, and $0 as increases to contributed capital for certain tax benefits from employee share-based compensation for the year ended December 31, 2009 and 2008, the Successor Period and the Predecessor Period, respectively. As part of the purchase accounting adjustment, $76.2 million of tax benefits from employee share- based compensation were recorded as a deferred tax asset related to net operating losses.

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

 CERTIFICATIONS

        The Chief Executive Officer and the Chief Accounting Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment No. 2 to Annual Report on Form 10-K for the year ended December 31, 2009.

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

STATION CASINOS, INC.
Dated: September 10, 2010	By:	/s/ FRANK J. FERTITTA III Frank J. Fertitta III
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III Frank J. Fertitta III	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	September 10, 2010
/s/ LORENZO J. FERTITTA Lorenzo J. Fertitta	Vice Chairman and Director	September 10, 2010
/s/ THOMAS M. FRIEL Thomas M. Friel	Executive Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	September 10, 2010
/s/ THOMAS J. BARRACK, JR. Thomas J. Barrack, Jr.	Director	September 10, 2010
James E. Nave	Director
/s/ JONATHAN H. GRUNZWEIG Jonathan H. Grunzweig	Director	September 10, 2010

QuickLinks

EXPLANATORY NOTE
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
CERTIFICATIONS
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES