Form 10-Q
period 2010-09-30
STATION CASINOS INC
filed 2010-11-15
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

         As of November 8, 2010 there were 41.7 shares outstanding of the registrant's voting common stock, $0.01 par value and 41,674,838 shares outstanding of the registrant's non-voting common stock, $0.01 par value. The issued and outstanding equity securities of the registrant are all owned by FCP Holding Inc., Fertitta Partners LLC and FCP VoteCo LLC.

STATION CASINOS, INC.
(Debtor and Debtor-In-Possession)
INDEX

Part I. Financial Information

Item 1.    Financial Statements

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,526	$185,193
Restricted cash	255,828	174,361
Receivables, net	15,090	49,878
Inventories	6,992	9,794
Prepaid gaming tax	17,034	16,293
Prepaid expenses	15,271	13,903
Debt issue costs, current	684	—

Total current assets	500,425	449,422
Property and equipment, net	2,530,313	2,723,683
Goodwill	124,313	184,699
Restricted cash, noncurrent	15,003	—
Intangible assets, net (includes Intangible assets, net, of consolidated variable interest entity of $24,000 and $24,000)	275,905	293,235
Land held for development	257,470	305,617
Investments in joint ventures	8,946	10,489
Native American development costs (includes Native American development costs of consolidated variable interest entity of $22,283 and $53,649)	183,110	213,774
Other assets, net	102,552	95,913

Total assets	$3,998,037	$4,276,832

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt (includes Current portion of long-term debt of consolidated variable interest entity of $35 and $39)	$242,362	$242,347
Accounts payable	11,085	14,905
Construction contracts payable	296	741
Accrued interest payable (includes Accrued interest payable of consolidated variable interest entity of $53 and $0)	17,139	2,341
Accrued expenses and other current liabilities	106,469	91,676

Total current liabilities	377,351	352,010
Long-term debt, less current portion (includes Long-term debt, less current portion, of consolidated variable interest entity of $5,352 and $5,714)	8,816	9,341
Deferred income tax, net	102,283	116,691
Investments in joint ventures, deficit	212,085	143,048
Other long-term liabilities, net	5,849	7,021

Total liabilities not subject to compromise	706,384	628,111
Liabilities subject to compromise	6,003,832	5,984,109

Total liabilities	6,710,216	6,612,220

Commitments and contingencies (Note 15)
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,961,333	2,951,031
Accumulated other comprehensive income (loss)	957	(922)
Accumulated deficit	(5,673,214)	(5,285,914)

Total Station Casinos, Inc. stockholders' deficit	(2,710,507)	(2,335,388)

Noncontrolling interest	(1,672)	—
Total stockholders' deficit	(2,712,179)	(2,335,388)

Total liabilities and stockholders' deficit	$3,998,037	$4,276,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating revenues:
Casino	$173,118	$182,277	$520,493	$575,887
Food and beverage	39,011	45,828	120,049	149,828
Room	17,775	19,350	55,358	63,428
Other	15,065	18,100	45,304	49,315
Management fees	128	13,245	22,221	39,543

Gross revenues	245,097	278,800	763,425	878,001
Promotional allowances	(18,049)	(23,075)	(53,431)	(72,367)

Net revenues	227,048	255,725	709,994	805,634

Operating costs and expenses:
Casino	71,879	79,653	213,392	244,720
Food and beverage	26,001	28,522	78,269	90,907
Room	8,110	8,487	24,397	25,918
Other	5,674	5,640	14,821	15,229
Selling, general and administrative	57,268	58,923	167,870	169,306
Corporate	9,445	951	28,759	25,644
Development and preopening	3,793	5,480	7,485	9,846
Depreciation and amortization	35,684	53,392	120,016	159,929
Impairment of goodwill	60,386	—	60,386	—
Impairment of other intangible assets and other assets	181,773	—	181,773	—
Write-downs and other charges, net	1,278	6,134	8,094	11,974

	461,291	247,182	905,262	753,473

Operating (loss) income	(234,243)	8,543	(195,268)	52,161
Losses from joint ventures	(4,975)	(3,562)	(2,762)	(855)

Operating income and losses from joint ventures	(239,218)	4,981	(198,030)	51,306

Other (expense) income:
Interest expense, net (contractual interest expense for the three and nine months ended September 30, 2010 and 2009 was $106,337 and $314,265, respectively, and $108,762 and $293,222, respectively)	(26,701)	(56,911)	(79,345)	(241,305)
Interest and other expense from joint ventures	(11,126)	(11,494)	(55,750)	(33,769)
Change in fair value of derivative instruments	—	1,479	(42)	35,060
Gain on early retirement of debt	—	—	—	40,348

	(37,827)	(66,926)	(135,137)	(199,666)

Loss before reorganization items and income taxes	(277,045)	(61,945)	(333,167)	(148,360)
Reorganization items, net	(21,271)	(370,652)	(78,465)	(370,652)

Loss before income taxes	(298,316)	(432,597)	(411,632)	(519,012)
Income tax benefit (provision)	32,492	(22,803)	22,660	(35,428)

Net loss	(265,824)	(455,400)	(388,972)	(554,440)
Less: net loss applicable to noncontrolling interests	(1,672)	—	(1,672)	—

Net loss applicable to Station Casinos, Inc. stockholders	$(264,152)	$(455,400)	$(387,300)	$(554,440)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(388,972)	$(554,440)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	120,016	159,929
Change in fair value of derivative instruments	42	(35,060)
Gain on early retirement of debt	—	(40,348)
Write-downs and other charges, net	205	9,054
Impairment of goodwill	60,386	—
Impairment of other intangible assets and other assets	181,773	—
Amortization of debt discount and issuance costs	1,467	22,783
Share-based compensation	10,125	9,958
Loss from joint ventures	58,512	34,624
Reorganization items	78,465	370,652
Changes in assets and liabilities:
Restricted cash	(96,470)	(140,251)
Receivables, net	34,788	(1,833)
Inventories and prepaid expenses	693	3,600
Deferred income tax	(18,511)	34,973
Accounts payable	(3,826)	4,189
Accrued interest	16,437	85,419
Accrued expenses and other current liabilities	16,502	(26,064)
Other, net	925	(10,353)

Total adjustments	461,529	481,272

Net cash provided by (used in) operating activities before reorganization items	72,557	(73,168)

Net cash used for reorganization items	(62,480)	(50,790)

Net cash provided by (used in) operating activities	10,077	(123,958)

Cash flows from investing activities:
Capital expenditures	(25,259)	(49,596)
Proceeds from sale of land, property and equipment	452	842
Investments in joint ventures	(3,159)	(21,152)
Distributions in excess of earnings from joint ventures	2,147	1,353
Construction contracts payable	(445)	(9,180)
Proceeds from repayment of Native American development costs	42,806	—
Native American development costs	(14,142)	(11,766)
Other, net	(8,624)	(12,128)

Net cash used in investing activities	(6,224)	(101,627)

Cash flows from financing activities:
Borrowings under Credit Agreement with maturity dates less than three months, net	2,870	—
Payments under Term Loan with maturity dates greater than three months	(1,875)	(1,875)
Payments of financing costs	—	(460)
Redemption of senior subordinated notes	—	(1,460)
Other, net	(515)	(3,374)

Net cash provided by (used in) financing activities	480	(7,169)

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	4,333	(232,754)
Balance, beginning of period	185,193	458,064

Balance, end of period	$189,526	$225,310

Supplemental cash flow disclosures:
Cash paid for interest, net of $8,182 and $11,161 capitalized, respectively	$58,112	$130,778
Debt settlement in land sale	—	4,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
(Debtor and Debtor-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

        Station Casinos, Inc. (the "Company", "Station", "we", "our" or "us"), a Nevada corporation, is a gaming and entertainment company that currently owns and operates ten major hotel/casino properties (two of which are 50% owned) and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying condensed consolidated financial statements include the accounts of Station, its wholly-owned subsidiaries and MPM Enterprises, LLC ("MPM"), which is 50% owned by Station and required to be consolidated. Investments in all other 50% or less owned affiliated companies are accounted for under the equity method. The third-party holdings of equity interests in MPM are referred to as non-controlling interests. The portion of net loss attributable to non-controlling interests is presented as net loss applicable to non-controlling interests on the condensed consolidated statements of operations, and the portion of stockholders' deficit attributable to non-controlling interests is presented as Noncontrolling interests on the condensed consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated.

        The accompanying condensed consolidated financial statements included herein have been prepared by Station, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010.

        Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2009 have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on the previously reported net loss.

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

1. Basis of Presentation (Continued)

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

        On July 28, 2010, the Debtors filed the First Amended Joint Plan of Reorganization for Station Casinos, Inc. and Its Affiliated Debtors (the "Joint Plan of Reorganization") and an accompanying Disclosure Statement (the "Disclosure Statement"). The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010. The Bankruptcy Court entered an order confirming the Joint Plan of Reorganization on August 27, 2010.

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

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Joint Plan of Reorganization. The Joint Plan of Reorganization and the Disclosure Statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company concluded its solicitation of acceptance of the Joint Plan of Reorganization and received its confirmation from the Bankruptcy Court on August 27, 2010. Although the Joint Plan of Reorganization was confirmed by the Bankruptcy Court on August 27, 2010, there can be no assurance that the transactions contemplated by the Asset Purchase Agreement or the Joint Plan of Reorganization will be consummated.

1. Basis of Presentation (Continued)

        Other than GV Ranch Station, Inc., which manages and operates one of the Company's 50% owned hotel/casino properties, the Company's direct and indirect subsidiaries that operate its hotel and casino properties have not filed for bankruptcy relief and continue to operate their businesses in the ordinary course. As required by the Asset Purchase Agreement, however, the Debtors anticipate filing Chapter 11 cases for their subsidiaries following confirmation of the Joint Plan of Reorganization to the extent required to implement and facilitate the sale and related restructuring transactions.

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

1. Basis of Presentation (Continued)

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

  DIP Financing

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into a $150 million unsecured, subordinated administrative priority debtor in possession credit agreement (the "DIP Credit Agreement") among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company) as administrative agent (the "Administrative Agent") and lender, and the lenders party thereto. The DIP Credit Agreement provided for a $150 million revolving credit facility to be funded on a committed basis for so long as Vista Holdings, LLC has cash and cash equivalents on hand in an amount in excess of $100 million. During the three months ended March 31, 2010, the DIP Credit Agreement was amended to increase the facility to $185 million. The proceeds of the loans incurred under the DIP Credit Agreement will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case. At September 30, 2010, advances under the DIP Credit Agreement totaled $172.0 million. The DIP Credit Agreement matured on August 10, 2010.

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

        The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At September 30, 2010, the outstanding balance due under the Past Revolving Loan totaled $211.3 million. In July 2010 SC Michigan, LLC and MPM Enterprises, LLC received approximately $42.8 million representing a partial repayment of advances on the Gun Lake project. SC Michigan, LLC, a wholly owned subsidiary of Station, received $39.3 million and used all of these funds to purchase $39.3 million of Past Revolving Loans from Past Enterprises at face value (the "SC Michigan Revolving Loan"). At September 30, 2010, the outstanding balance due under the SC Michigan Revolving Loan totaled $39.3 million.

1. Basis of Presentation (Continued)

        The Company's obligations under the Past Revolving Loan and the SC Michigan Revolving Loan will be administrative expense claims in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by the Company shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

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

2. Property and Equipment

        Property and equipment consists of the following (amounts in thousands):

	Estimated life (years)	September 30, 2010	December 31, 2009
		(unaudited)
Land	—	$413,933	$426,918
Buildings and improvements	10-45	2,158,291	2,200,182
Furniture, fixtures and equipment	3-7	575,682	548,816
Construction in progress	—	20,202	82,062

		3,168,108	3,257,978
Accumulated depreciation and amortization		(637,795)	(534,295)

Property and equipment, net		$2,530,313	$2,723,683

  Impairment Loss

        During the three months ended September 30, 2010, we reviewed the carrying values of our property and equipment for impairment because we determined that indicators of impairment existed. We compared the estimated future cash flows of the assets for each reporting unit, on an undiscounted basis, to the carrying values of the assets as required by the accounting guidance for impairment or disposal of long-lived assets. For those assets where the undiscounted cash flows did not exceed the carrying values, we measured an impairment based on the excess of carrying value over fair value. As a result, we recorded impairment charges totaling $66.6 million related to property and equipment at certain operating subsidiaries in our condensed consolidated statements of operations.

3. Goodwill and Other Intangible Assets

        Intangible assets, net consist of the following (amounts in thousands):

	September 30, 2010 (unaudited)
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	(1,000)	3,531
Customer relationships	15	268,961	(18,793)	(241,363)	8,805
Management contracts	3-20	521,464	(127,915)	(229,534)	164,015
Other	1	8,654	(8,654)	—	—

		$1,018,401	$(155,362)	$(587,134)	$275,905

	December 31, 2009
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	—	4,531
Customer relationships	15	268,961	(18,297)	(240,849)	9,815
Management contracts	3-20	521,464	(112,595)	(229,534)	179,335
Other	1	8,654	(8,654)	—	—

		$1,018,401	$(139,546)	$(585,620)	$293,235

        The intangible asset for customer relationships refers to the value associated with our rated casino guests. The Company amortizes its definite- lived intangible assets ratably over their estimated useful lives. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350, Intangibles—Goodwill and Other, was approximately $0.2 million and $15.8 million for the three and nine months ended September 30, 2010 and approximately $14.2 million and $42.4 million for the three and nine months ended September 30, 2009, respectively. Estimated annual amortization expense for intangible assets for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is anticipated to be approximately $16.0 million, $3.8 million, $4.2 million, $23.8 million and $23.8 million, respectively.

        During the three months ended September 30, 2010, we recorded impairment losses on our condensed consolidated statement of operations of $1.0 million related to our license rights and $0.5 million related to our customer relationships.

3. Goodwill and Other Intangible Assets (Continued)

        Changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows (amounts in thousands, unaudited):

	Balance at beginning of year	Nine months ended September 30, 2010	Balance at end of period
Goodwill	$2,986,993	$—	$2,986,993
Accumulated impairment losses	(2,802,294)	(60,386)	(2,862,680)

Goodwill, net of accumulated impairment losses	$184,699	$(60,386)	$124,313

        In conjunction with our interim impairment testing during the three months ended September 30, 2010, we determined that goodwill impairment totaling approximately $60.4 million existed at certain operating subsidiaries. These impairments were recorded in impairment of goodwill on our condensed consolidated statements of operations.

4. Investments in Joint Ventures

        We have various investments in 50% owned joint ventures, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions of the joint ventures, and the carrying value of investments may be reduced below zero, resulting in a deficit investment balance, when the investor is committed to provide further financial support for the investee. The investment balance also includes the effect of any impairment charges.

        In connection with our interim impairment testing during the three months ended September 30, 2010, we reviewed the carrying value of our investments in joint ventures for impairment because we determined that indicators of impairment existed. We compared the estimated future cash flows of the assets, on an undiscounted basis, to the carrying values of the assets as required by the accounting guidance for impairment or disposal of long-lived assets. As a result, we recorded impairment charges totaling $16.3 million related to our investment in Richfield Homes.

4. Investments in Joint Ventures (Continued)

        As of September 30, 2010, we have received distributions in excess of our equity earnings. Investments in joint ventures consist of the following (amounts in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Green Valley Ranch (50.0%) (a)	$—	$4,310
Barley's (50.0%)	4,657	4,852
Wildfire Lanes (50.0%)	789	1,257
The Greens (50.0%) (b)	—	70
Palms Casino Resort (6.7%)	—	—
Richfield Homes (50.0%) (c)	3,500	—

Investments in joint ventures	$8,946	$10,489

Green Valley Ranch (50.0%) (a)	$(26,561)	$—
The Greens (50.0%) (b)	(136)	—
Aliante Station (50.0%) (d)	(61,311)	(38,389)
Rancho Road (50.0%) (e)	(124,077)	(104,659)

Deficit investments in joint ventures	$(212,085)	$(143,048)

(a)
As a result of the losses recognized by Green Valley Ranch during the three and nine months ended September 30, 2010 and during the years ended December 31, 2009 and 2008, and an impairment of our joint venture investment recognized during the year ended December 31, 2009, our investment in Green Valley Ranch at September 30, 2010 reflects a deficit of approximately $26.6 million.

(b)
As a result of the losses recognized by The Greens during the nine months ended September 30, 2010 and distributions in excess of equity earnings, our investment in The Greens at September 30, 2010 reflects a deficit of approximately $0.1 million, which is recorded as a long-term liability on our condensed consolidated balance sheets.

(c)
Effective January 1, 2010, Richfield Homes joint venture was formed by the members of Rancho Road, and certain assets of Rancho Road were contributed to Richfield Homes. During the three months ended September 30, 2010, we recorded an impairment charge of $16.3 million related to our investment in Richfield Homes.

(d)
As a result of the ongoing losses of Aliante Station and an impairment of our joint venture investment recognized during the year ended December 31, 2008, our investment in Aliante Station at September 30, 2010 and December 31, 2009 reflects a deficit of approximately $61.3 million and $38.4 million, respectively.

(e)
As a result of the significant decline in real estate values in the Las Vegas valley, Rancho Road recorded an impairment charge related to its land held for development during the year ended December 31, 2009. Our investment in Rancho Road at September 30, 2010 and December 31, 2009 reflects a deficit of approximately $124.1 million and $104.7 million, respectively.

4. Investments in Joint Ventures (Continued)

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Current assets	$121,273	$78,715
Property and equipment and other assets, net	1,654,083	1,775,436
Current liabilities	1,328,342	492,344
Long-term debt and other liabilities	643,223	1,356,243
Members' (deficit) equity	(196,209)	5,564

        Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net revenues	$99,423	$108,602	$311,416	$353,401
Operating costs and expenses	115,676	123,662	333,755	366,890

Operating loss	(16,253)	(15,060)	(22,339)	(13,489)
Interest and other expense, net	(31,486)	(32,494)	(141,270)	(90,469)

Net loss	$(47,739)	$(47,554)	$(163,609)	$(103,958)

        The operating losses from these joint ventures are shown as a separate line item on our condensed consolidated statements of operations after operating income. In addition, interest and other expense from joint ventures is shown as a separate component under other expense on our condensed consolidated statements of operations, and includes our 50% interest in the mark-to-market valuation of the interest rate swaps that are not designated as hedging instruments for accounting purposes. The following table identifies the total equity loss from joint ventures (amounts in thousands, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating losses from joint ventures	$(4,975)	$(3,562)	$(2,762)	$(855)
Interest and other expense from joint ventures	(11,126)	(11,494)	(55,750)	(33,769)

Net loss from joint ventures	$(16,101)	$(15,056)	$(58,512)	$(34,624)

5. Long-term Debt and Liabilities Subject to Compromise

        Long-term debt consists of the following (amounts in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
CMBS mortgage loan and related mezzanine financings, due November 12, 2009, interest at a margin above LIBOR (5.7% and 5.7% at September 30, 2010 and December 31, 2009, respectively) (a) (b)	$2,475,000	$2,475,000
Land Loan, due February 7, 2011, interest at a margin above LIBOR or the Alternate Base Rate (8.5% and 6.5% at September 30, 2010 and December 31, 2009, respectively)	242,032	242,032
Revolver, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (5.2% and 5.2% at September 30, 2010 and December 31, 2009, respectively) (b)	631,107	628,237
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (4.9% and 4.7% at September 30, 2010 and December 31, 2009, respectively) (b)	243,125	245,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2009 (b)	450,000	450,000
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011 (b)	400,000	400,000
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2010 (b)	442,000	442,000
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2010 (b)	660,000	660,000
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011 (b)	300,000	300,000
Other long-term debt, weighted-average interest of 5.7% and 7.9% at September 30, 2010 and December 31, 2009, respectively, maturity dates ranging from 2010 to 2027 (b)	79,274	79,789

Total long-term debt	5,922,538	5,922,058
Current portion of long-term debt	(242,362)	(242,347)
Long-term debt subject to compromise (b)	(5,671,360)	(5,670,370)

Total long-term debt, net	$8,816	$9,341

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

  Liabilities Subject to Compromise

        Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Court. In accordance with ASC Topic 852, these liabilities are classified as liabilities subject to compromise in our condensed consolidated balance sheets as of

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

September 30, 2010 and December 31, 2009, and are adjusted to the expected amount of the allowed claims, even if they may be settled for lesser amounts. The expected amount of the allowed claims for certain liabilities subject to compromise differ from their prepetition carrying amounts mainly as a result of the write-off of approximately $185.7 million in debt discounts during the year ended December 31, 2009 and the reversal of approximately $88.6 million in nonperformance risk adjustments that had previously been included in the pre-petition fair values of the interest rate swap liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Adjustments to the claims may result from negotiations, payments authorized by the Court, interest accruals, or other events. It is anticipated that such adjustments, if any, could be material. As of September 30, 2010 and December 31, 2009, respectively, certain pre-petition liabilities included in liabilities subject to compromise have been reduced or increased as a result of the payment of certain accounts payable and notes payable as allowed by the court, and as a result of non-cash adjustments of the expected amount of the allowed claims related to interest rate swap liabilities. In addition, during the nine months ended September 30, 2010, a $6.2 million settlement liability related to a pre-petition litigation matter was recorded. Liabilities subject to compromise are subject to the treatment set forth in the Joint Plan of Reorganization. Liabilities subject to compromise are classified separately from long-term obligations and current liabilities on the accompanying condensed consolidated balance sheets.

        Liabilities subject to compromise consist of the following (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
CMBS mortgage loan and related mezzanine financings	$2,475,000	$2,475,000
Revolver and term loan	874,232	873,237
6% senior notes	450,000	450,000
7 3/4% senior notes	400,000	400,000
6 1/2% senior subordinated notes	442,000	442,000
6 7/8% senior subordinated notes	660,000	660,000
6 5/8% senior subordinated notes	300,000	300,000
Other long-term debt	70,128	70,133
Interest rate swaps	146,169	141,793
Accrued interest	144,201	142,562
Payroll and related liabilities	31,789	25,330
Accounts payable and other liabilities	10,313	4,054

Total liabilities subject to compromise	$6,003,832	$5,984,109

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

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

  CMBS Loans

        In connection with Stations' going private transaction in November 2007, (the "Merger"), a number of wholly-owned unrestricted direct and indirect subsidiaries of Station (collectively, the "CMBS Borrower") entered into a mortgage loan and related mezzanine financings in the aggregate principal amount of $2.475 billion (the "CMBS Loans"), for the purpose of financing the Merger consideration payable to the Company's stockholders upon consummation of the Merger and paying fees and expenses incurred in connection with the Merger.

        The CMBS Loans are secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and had an original maturity date of November 12, 2009. Prior to the 2009 maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension. Interest on the CMBS Loans is equal to one-month LIBOR plus 5.3% per annum, which includes an additional 3.0% default rate. As a result of the Chapter 11 Case, interest due on the mezzanine financings is not being remitted to the mezzanine lenders. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with the authoritative guidance for accounting for derivative Instruments and hedging activities, is marked to market at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower paid a fixed rate of approximately 5.3% and received one-month LIBOR, terminating in November 2012. This interest rate swap was early terminated during the three months ended December 31, 2009 (see Note 5—Derivative Instruments).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of December 31, 2009 and September 30, 2010, we were not in compliance with the lease coverage ratio. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. As of September 30, 2010, $157.9 million has been deposited in the collateral account in relation to this block, which is recorded in restricted cash on our condensed consolidated balance sheet.

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

        During the first quarter of 2009, the lenders under the Land Loan, based on appraisals, indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement, and thus an event of default had occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the Land Loan and related accrued interest due and payable and to foreclose on the underlying collateral of the borrower which included land with a book value of $132.8 and 133.2 million at September 30, 2010 and December 31, 2009, respectively. In December 2009, the balance of the interest reserve account of $8.2 million was liquidated, and $8.0 million was applied as a principal reduction to the loan with the remainder applied to the swap termination settlement amount. In addition, the borrower did not make the November 2009 payments or any subsequent payments due on account of interest or the interest rate swap agreements. There is no recourse to the Company for any portion of the land loan that is not satisfied by the Borrower or the collateral. The Company is in discussions with the lenders regarding a restructuring of the Land Loan; however the Company can provide no assurance that it will be able to reach an agreement with the lenders. As a result the outstanding indebtedness related to the Land Loan has been classified as current in the accompanying consolidated balance sheets.

        Subsequent to September 30, 2010, we did not make scheduled interest payments totaling $2.3 million on the Land Loan.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of September 30, 2010, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of September 30, 2010, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of September 30, 2010, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage, a maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio and a total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010, we were not in compliance with the financial covenants in the Credit Agreement. In addition, the filing of the Chapter 11 Case constitutes an event of default under the terms of the Credit Agreement resulting in an acceleration of the obligations thereunder, subject to the bankruptcy stay.

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

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. An event of default under the sale leaseback agreement for the corporate office building occurred on October 26, 2009 as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our consolidated balance sheets and depreciate it according to our policy. During the three months ended September 30, 2010 and 2009, we recorded interest expense related to this lease of approximately $1.1 million and $1.3 million, respectively. During the nine months ended September 30, 2010 and 2009, we recorded interest expense related to this lease of approximately $3.8 million and $4.0 million, respectively. In September 2010, this lease was amended to reduce the annual lease payments by approximately 46%. The lease payments for the first twelve months of the amended lease will total approximately $2.9 million and will increase by approximately 1.25% annually to approximately $3.8 million in the final year of the original term. The amendment did not change the terms of the two options to repurchase the building. The amended lease was assumed by the Company with the authorization of the Bankruptcy Court. Minimum lease payments related to this lease for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively, are approximately $4.6 million, $2.9 million, $3.0 million, $3.1 million and $3.2 million.

  Fair Value of Long-term Debt

        At September 30, 2010, the estimated aggregate fair value of our publicly traded debt securities is $0.4 million compared to a carrying amount of $2.25 billion. At December 31, 2009, the estimated aggregate fair value of our publicly traded debt securities was $138.3 million compared to a carrying amount of $2.25 billion. The fair value of our publicly traded debt securities is estimated based on quoted market prices, which is considered a Level 1 fair value measurement.

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

        At September 30, 2010 we have a floating-to-fixed interest rate swap with a notional amount of $250 million, terminating in January 2011, which effectively converts a portion of our floating-rate debt to a fixed rate. This interest rate swap is not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap are recognized in earnings in the period of the change. As a result of the Chapter 11 Case, this swap is classified in liabilities subject to compromise in the accompanying condensed consolidated balance sheets, and in accordance with ASC Topic 852, the liability is carried at the expected amount of the allowed claim, which approximates the fair value of the swap

6. Derivative Instruments (Continued)

without adjustments for non-performance risk. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements. As of September 30, 2010, we paid a weighted-average fixed rate of approximately 3.0% and received one-month LIBOR which approximated 0.3% on this interest rate swap.

        During the three months ended March 31, 2010 and the year ended December 31, 2009, several derivative instruments were early terminated by us and our 50% owned joint ventures. In certain instances these early terminations resulted in balance sheet adjustments and in reclassifications of deferred losses, net of tax, from accumulated other comprehensive income (loss) into operations. Disclosures related to these transactions have been included in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010, and in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

        The activity in deferred gains (losses) on derivatives included in accumulated other comprehensive loss is as follows (amounts in thousands, unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Deferred losses on derivatives included in accumulated other comprehensive loss, beginning balance	$—	$(5,081)	$(1,985)	$(8,414)
Gains recognized in other comprehensive loss on derivatives (effective portion), net of tax	—	—	—	1,286
Losses reclassified from other comprehensive income into income (effective portion) in change of fair value of derivative instruments	—	811	—	2,601
Losses reclassified from other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	—	1,985	257

Deferred losses on derivatives included in accumulated other comprehensive loss, ending balance	$—	$(4,270)	$—	$(4,270)

        In accordance with ASC Topic 852, Reorganizations, the Debtors' interest rate swap liabilities are classified as liabilities subject to compromise in our condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009. These interest rate swap liabilities are adjusted to the expected amounts of the allowed claims, which are different than the prepetition carrying amounts of these liabilities as a result of changes in the fair values of these instruments. Gains and losses resulting from adjustments to the carrying values of swap liabilities subject to compromise are recorded in reorganization items in the accompanying condensed consolidated statements of operations.

6. Derivative Instruments (Continued)

        Presented below are the effects of derivative instruments on our condensed consolidated statements of operations (amounts in thousands, unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Amounts included in change in fair value of derivative instruments:
Gains from interest rate swaps	$—	$1,917	$—	$35,922
(Losses) gains from interest rate cap	—	62	(42)	472

Net (losses) gains for derivatives not designated as hedging instruments	—	1,979	(42)	36,394
Losses reclassified from other comprehensive income into income (effective portion)	—	(500)	—	(1,334)

Total derivative gains (losses) included in change in fair value of derivative instruments	—	1,479	(42)	35,060

Amounts included in reorganization items:
Gains (losses) from interest rate swaps	1,447	(94,015)	(4,375)	(94,015)

Amounts included in interest and other expense from joint ventures:
(Losses) gains for derivatives not designated as hedging instruments	—	(231)	(22,221)	2,679
Losses reclassified from other comprehensive income into income (effective portion)	—	(749)	(386)	(2,669)
Losses reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	—	(2,667)	(394)

Total derivative (losses) gains included in interest and other expense from joint ventures	—	(980)	(25,274)	(384)

Total derivative gains (losses) included in condensed consolidated statements of operations	$1,447	$(93,516)	(29,691)	$(59,339)

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as an addition to, or reduction of, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps and interest rate cap resulted in an increase in interest expense of approximately $1.7 million and $21.0 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $5.1 million and $60.4 million for the nine months ended September 30, 2010 and 2009, respectively. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase or decrease in interest and other expense from joint ventures in our condensed consolidated statements of operations, and totaled approximately $30,000 and $7.4 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $27.1 million and $12.0 million for the nine months ended September 30, 2010 and 2009, respectively.

6. Derivative Instruments (Continued)

        The fair values of our outstanding derivative instruments are recorded in our condensed consolidated balance sheets as follows (amounts in thousands):

	Fair Value at
Balance Sheet Classification	September 30, 2010	December 31, 2009
	(unaudited)
Derivatives not designated as hedging instruments:
Interest rate swaps (a):
Liabilities subject to compromise	$146,169	$141,793
Accrued expenses and other current liabilities	8,937	8,937

Total liability derivatives	$155,106	$150,730

Interest rate cap:
Other assets, net	$—	$42

Total asset derivatives	$—	$42

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

7. Fair Value Measurements (Continued)

        The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands, unaudited):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
Assets
Company-owned life insurance—deferred compensation	$—	$20,401	$—	$20,401
Interest rate caps	—	—	—	—
Available-for-sale securities	279	—	—	279

Total assets measured at fair value on a recurring basis	$279	$20,401	$—	$20,680

Liabilities
Liabilities subject to compromise:
Interest rate swap	$—	$2,166	$—	$2,166
Deferred compensation liabilities	1,100	—	—	1,100

Total liabilities measured at fair value on a recurring basis	$1,100	$2,166	$—	$3,266

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

50% share of deferred mark-to-market adjustments on interest rate swaps previously designated as hedging instruments at Green Valley Ranch and Aliante Station. Comprehensive loss was computed as follows (amounts in thousands, unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(265,824)	$(455,400)	$(388,972)	$(554,440)
Mark-to-market valuation of interest rate swaps, net of tax	—	812	1,985	4,144
Unrealized gains (losses) on available-for-sale securities, net of tax	37	68	(75)	204
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(11)	(10)	(31)	(30)

Comprehensive loss	$(265,798)	$(454,530)	$(387,093)	$(550,122)

        The components of accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Mark-to-market valuation of interest rate swaps of joint ventures, net of tax	$—	$(1,985)
Unrealized loss on available-for-sale securities, net of tax	(160)	(85)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	1,117	1,148

Accumulated other comprehensive income (loss)	$957	$(922)

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

        Upon the consummation of the Merger and during the year ended December 31, 2008, certain members of management were awarded indirect ownership of Class B Units and direct ownership of Class C Units in each of FCP and Fertitta Partners. The Class C Units include certain call and put

9. Share-Based Compensation (Continued)

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

        At September 30, 2010, we had unearned share-based compensation of approximately $31.2 million associated with Class B Units and Class C Units which was originally expected to be recognized through September 2013. Should the Class B Units and Class C Units be cancelled as a result of the Chapter 11 proceedings, the remaining unearned share-based compensation will be recognized upon cancellation. During the three and nine months ended September 30, 2010 and 2009, respectively, there were no Class B Units or Class C Units granted.

        The following table shows the classification of share-based compensation expense within the accompanying condensed financial statements (amounts in thousands, unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Total share-based compensation	$3,376	$2,925	$10,302	$10,136
Less compensation costs capitalized	(59)	(59)	(177)	(178)
Less reimbursed compensation costs	—	63	—	—

Share-based compensation recognized as expense	$3,317	$2,929	$10,125	$9,958

Casino	$34	$(310)	$103	$(144)
Selling, general and administrative	398	362	1,583	1,566
Corporate	2,083	2,082	6,108	6,140
Development and preopening	802	827	2,331	2,396
Earnings from joint ventures	—	(32)	—	—

Share-based compensation recognized as expense	3,317	2,929	10,125	9,958
Tax benefit	(1,161)	(1,025)	(3,544)	(3,485)

Share-based compensation expense, net of tax	$2,156	$1,904	$6,581	$6,473

10. Future Development

  Las Vegas Development

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. The timing, cost and scope of the development of this project have yet to be determined. Through September 30, 2010, we have contributed an additional $46.8 million to fund the acquisition of additional property as well as design and development costs.

10. Future Development (Continued)

        Effective January 1, 2010, a portion of the assets of Rancho Road were contributed to Richfield Homes, a new joint venture formed by the members of Rancho Road. Station is a 50% owner of Richfield Homes.

        In early November 2010, Rancho Road and Richfield Homes disposed of substantially all of their assets. In connection with the asset disposal, the Company received a distribution of $3.5 million. These entities are expected to be dissolved during the three months ended December 31, 2010, and as a result of the deficit carrying value of our investment in Rancho Road, we expect to recognize a gain on disposal for the three months ended December 31, 2010.

  Native American Development

  The Federated Indians of Graton Rancheria

        Station has entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, Station will assist the FIGR in developing and operating a gaming and entertainment project (the "Project") to be located just west of Rohnert Park in Sonoma County, California. The FIGR selected Station to assist them in designing, developing and financing their Project and, upon opening, Station will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the date of the opening of the Project and Station will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. Station will also receive a development fee equal to 2% of the cost of the Project upon the opening of the facility.

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In October 2010, 254 acres of land was taken into trust in connection with the Project. Station owns an additional 34 acres of land held for development near the project site.

        On May 7, 2008, the Department of Interior ("DOI") published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the complaint for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The DOI and the FIGR filed motions to dismiss the amended complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the "Appeal") in the United States Court of Appeals for the Ninth Circuit (the "Court of Appeals"), and the DOI agreed to voluntarily stay the taking of the site into trust pending resolution of the Appeal. The plaintiffs filed their opening briefs on October 26, 2009. On November 4, 2009, the DOI filed an unopposed motion to expedite the oral argument. The DOI and FIGR then filed their answering briefs on November 25, 2009. The plaintiffs responded by filing reply briefs on December 28, 2009. The court clerk initially rejected the motion to expedite oral arguments, but following FIGR's motion for reconsideration, the court scheduled oral arguments for April 15, 2010. Oral arguments were heard on April 15, 2010, and on June 3, 2010, the Court of Appeals affirmed the district court's dismissal of the Complaint. On July 19, 2010, the plaintiffs filed a petition for rehearing en banc. The Court of Appeals denied plaintiffs' petition on August 11, 2010.

10. Future Development (Continued)

        On October 1, 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the "BIA") accepted approximately 254 acres of land owned by Station into trust on behalf of the FIGR for the development of the Project by Station and the FIGR. In connection with the development of the Project, it is expected that the FIGR will enter into a memoranda of understanding with, among others, Sonoma County, California and the California Department of Transportation relating to mitigation measures such as contributions toward the costs for infrastructure improvements and public services required as a result of the development and operation of the planned Project.

        On February 19, 2009, a Notice of Availability of a Final Environmental Impact Statement (the "EIS") was filed in the Federal Register. On October 1, 2010, the National Indian Gaming Commission (the "NIGC") informed Station and the FIGR that the NIGC approved the management agreement by and between the FIGR and the Company's wholly-owned subsidiary, SC Sonoma Management, LLC ("SC Sonoma"), for Class II gaming at the planned facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games. The FIGR and SC Sonoma may also pursue approval of Class III gaming, which would permit casino-style gaming, at the planned facility. Class III gaming would require an approved compact with the State of California and approval by the NIGC of a modification to the existing management agreement, or a new management agreement, permitting Class III gaming. On October 15, 2010, the NIGC published notice in the Federal Register that it had issued the Record of Decision approving the Environmental Impact Statement for the Project, thereby completing the environmental process for the Project.

        Prior to obtaining third-party financing, Station will contribute significant financial support to the Project. Through September 30, 2010, Station has advanced approximately $146.7 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project. Funds advanced by Station are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, Station has agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through September 30, 2010, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. Station will contribute significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

  Gun Lake Tribe

        On November 13, 2003, Station agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with its agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. The project is being developed on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include approximately 1,400 slot machines, 28 table games and various dining options. Construction of the project began in September 2009 and includes the conversion of a portion of an existing 192,000 square-foot building into support space for the casino and entertainment facility.

        On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. Station agreed to pay $6.0 million for its 50% interest in MPM, which was

10. Future Development (Continued)

payable upon achieving certain milestones and is not reimbursable. As of September 30, 2010, payments totaling $6.0 million had been made and were expensed as incurred. An additional $12.0 million in total may be paid by Station in years six and seven of the seven-year term of the Sixth Amended and Restated Management Agreement, subject to certain contingencies. Under the terms of the Sixth Amended and Restated Development Agreement, Station agreed to arrange financing for the ongoing development costs and construction of the project. Through September 30, 2010, we have advanced approximately $65.1 million toward the development of this project, primarily to complete the environmental assessment, pay legal and consulting fees, and secure real estate for the project, which is included on our consolidated balance sheets. As of September 30, 2010, $42.8 million of advances have been repaid from the proceeds of the project financing, and $2.0 million in project advances have been forgiven under the terms of the Sixth Amended and Restated Management Agreement (the "Gun Lake Management Agreement"). The remaining advances are expected to be repaid from Gun Lake's gaming revenues. The Gun Lake Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, Station's portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact was approved by the Michigan Legislature in February 2009 and became effective upon approval of the Secretary of the Interior and publication in the Federal Register in April 2009. On July 15, 2010, the NIGC provided MPM and Gun Lake with notice of approval of the Gun Lake Management Agreement.

        In July 2010, Gun Lake completed a $165 million third-party construction financing facility ("Gun Lake Financing"), which Station assisted them in obtaining in connection with the Development Agreement. A subsidiary of Station, SC Michigan, LLC ("SC Michigan"), provided $15 million of cash collateral to secure a limited completion guaranty and keep well obligation in connection with the Gun Lake Financing. The $15 million remains property of SC Michigan unless it is used to satisfy the completion guaranty requirements in the Gun Lake Financing, at which time it will be converted to a loan payable by Gun Lake to SC Michigan. SC Michigan deposited the $15 million into a restricted cash account under the control of the lenders to the Gun Lake Financing. As a result, in July 2010 SC Michigan and MPM received approximately $42.8 million representing a partial repayment of project advances. SC Michigan received $39.3 million and used all of these funds to repay advances from a subsidiary of Station. The remainder of advances on this project is expected to be repaid from the operations of the project, which is expected to open in the first quarter of 2011. Station will continue to advance certain other development costs to Gun Lake, as required by the Development Agreement, until the opening of the casino.

        MPM is considered a variable interest entity under the provisions of ASC Topic 810, Consolidation. Under the terms of the MPM Operating Agreement, Station is required to provide the majority of MPM's financing. At September 30, 2010, Station's loans to MPM total approximately $13.1 million and financing provided by MPM's other members, investors and banks totals approximately $5.4 million. The creditors of MPM have no recourse to the general credit of Station. Based on a qualitative analysis, we believe Station directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that could potentially be significant to MPM, therefore we believe Station is the primary beneficiary of MPM as defined in ASC Topic 810. As a result, we consolidate MPM in our condensed consolidated financial statements. The following table sets forth the

10. Future Development (Continued)

carrying amounts of the assets and liabilities of MPM included in our condensed consolidated balance sheet (amounts in thousands, unaudited):

September 30, 2010
Assets:
Intangible assets, net	$24,000
Native American development costs	22,283

Total assets	$46,283

Liabilities:
Accrued interest.	$53
Due to Station Casinos, Inc.	13,111
Current portion of long-term debt	35
Long-term debt, less current portion	5,352

Total liabilities	$18,551

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Through September 30, 2010, we have advanced approximately $11.9 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through September 30, 2010, $50,000 of these payments had been made and were expensed as incurred. Although the Company continues to fund advances to MITCR, given the recent recession and thus the revised expected potential of the project, as of September 30, 2010 the Company has fully impaired the associated long-term asset. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third- party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On January 17, 2008, the BIA issued a Finding of No Significant Impact with respect to the proposed project. On May 8, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against

10. Future Development (Continued)

the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint sought judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. The Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. On April 13, 2009, the District Court granted the DOI and MITCR's motion to dismiss. On May 13, 2009, the Plaintiff filed an appeal in the United States Court of Appeals for the District of Columbia in Washington D.C. (the "D.C. Court of Appeals"). The Plaintiff's brief was filed on September 14, 2009, and the MITCR and DOI's briefs were filed October 14, 2009. The Plaintiff's reply brief was filed October 28, 2009, and oral arguments were held on December 10, 2009. On July 13, 2010, the D.C. Court of Appeals overturned the decision of the District Court and ruled that the Secretary's Determination to take land into trust for the MITCR be set aside and remanded the case for further proceedings.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. Through September 30, 2010, we have advanced approximately $16.2 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through September 30, 2010, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. On August 6, 2010, the BIA published notice in the Federal Register that the environmental impact statement for the Mono's casino and resort project has been finalized and is available for review. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

        As of September 30, 2010, we had $257.5 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 1,321 acres in northern California (including 254 acres taken into trust for the FIGR on October 1, 2010) and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at September 30, 2010 or December 31, 2009.

  Impairment Loss

        During the three months ended September 30, 2010, it was determined that a triggering event, as described under the accounting guidance for impairment or disposal of long-lived assets, had occurred due to developments in our bankruptcy proceedings. As a result, we compared the estimated future cash flows for each land parcel, on an undiscounted basis, to its carrying value. In certain instances, the carrying value was higher and as such, we recorded an impairment loss of $97.7 million to write down the book value of the land to the fair values, which included a $49.6 million write-off of cancelled project costs. The fair values were calculated by management utilizing traditional real estate valuation techniques, primarily the sales comparison approach.

11. Asset impairments and write-downs and other charges, net

        Included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 are various pretax charges related to impairments of goodwill, intangible assets and other assets, as well as write-downs and other charges, net. During the three months ended September 30, 2010, it was determined that a triggering event, as described under the accounting guidance for impairment or disposal of long-lived assets, had occurred due to developments in our bankruptcy proceedings. As a result, we compared the estimated future cash flows for our long-lived assets, on an undiscounted basis, to their carrying values. In certain instances, the carrying value was higher and as such, we recorded an impairment loss to write down the book value of the assets to their fair values. A description of our critical accounting policies related to the recognition of impairment losses can be found in Item 8 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

11. Asset impairments and write-downs and other charges, net (Continued)

        Write-downs and other charges, net includes various pretax charges to record losses on asset disposals and other non-routine transactions. The components of asset impairments and write-downs and other charges, net were as follows (amounts in thousands, unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Impairment of goodwill (Note 3)	$60,386	$—	$60,386	$—

Impairments of other intangible assets and other assets:
Impairment of other intangible assets (Note 3)	$1,514	$—	$1,514	$—
Impairment of land held for development (Note 10)	97,707	—	97,707	—
Impairment of investments in joint ventures (Note 4)	16,267	—	16,267	—
Impairment of property and equipment (Note 2)	66,647	—	66,647	—
Other assets, net (a)	(362)	—	(362)	—

	$181,773	$—	$181,773	$—

Loss on disposal of assets, net	$86	$89	$279	$406
Loss (gain) on land disposition	—	—	(74)	5,066
Severance expense	1,092	2,496	1,689	2,920
Legal settlement	100	—	6,200	—
Write-off of cancelled debt offering fees	—	486	—	519
Lease termination	—	3,063	—	3,063

Write-downs and other charges, net	$1,278	$6,134	$8,094	$11,974

(a)
During the three months ended September 30, 2010, we recorded an impairment loss of $1.0 million related to a license right intangible, and in connection with this impairment, we also wrote off an associated net liability of approximately $0.4 million.

12. Reorganization Items

        Reorganization items represent amounts incurred as a direct result of the Chapter 11 Cases and are presented separately in the condensed consolidated statements of operations. The components of reorganization items were as follows (amounts in thousands, unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Professional fees and retainers	$22,578	$48,537	$73,488	$48,537
Write-off of debt discount and debt issuance costs	—	225,011	—	225,011
Adjustment of swap carrying values to expected amounts of allowed claims	(1,447)	94,015	4,375	94,015
Other	140	3,089	602	3,089

Reorganization items, net	$21,271	$370,652	$78,465	$370,652

12. Reorganization Items (Continued)

        Professional fees include financial, legal and other services directly associated with the reorganization process. Cash payments for professional fees and retainers and other reorganization items for the three and nine months ended September 30, 2010 totaled $27.0 million and $62.5 million, respectively. Cash payments for professional fees and retainers and other reorganization items for the three and nine months ended September 30, 2009 totaled $50.8 million. For the three and nine months ended September 30, 2009 and in accordance with the accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code, the Company ceased amortization of debt discounts and deferred debt issuance costs related to the liabilities subject to compromise on the Petition Date. During the three and nine months ended September 30, 3009, we recorded losses of $185.7 million and $39.3 million, respectively, representing the write-off of unamortized debt discounts and debt issuance costs related to certain liabilities subject to compromise. The write-off of these amounts resulted in an adjustment of the net carrying value of the related liabilities to the expected amount of the allowed claims.

13. Retirement Plans

        The components of the net periodic pension benefit cost related to the Supplemental Executive Retirement Plan and Supplemental Management Retirement Plan consist of the following (amounts in thousands, unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Service cost	$426	$528	$1,280	$1,586
Interest cost	324	305	972	913
Amortization of prior service credit	(15)	(16)	(47)	(47)

Net periodic pension cost	$735	$817	$2,205	$2,452

14. Income Taxes

        For the three months ended September 30, 2010 and 2009, our effective tax rates were 10.9% and (5.3%), respectively. The effective tax rates for the three and nine months ended September 30, 2010 differed from the prior year period as a result of fluctuations in our valuation allowance. For the nine months ended September 30, 2010 and 2009, our effective tax rates were 5.5% and (6.8%), respectively.

15. Commitments and Contingencies

  Lukevich, Scott and St. Cyr Litigation

        On February 4, 2008, Josh Lukevich, Cathy Scott and Julie St. Cyr filed a purported class action complaint against the Company and certain of its subsidiaries in the United States District Court for the District of Nevada, Case No. CV-00141 (the "Federal Court Action"). The plaintiffs are all former employees of the Company or its subsidiaries. The complaint alleged that the Company and its subsidiaries (i) failed to pay its employees for all hours worked, (ii) failed to pay overtime, (iii) failed to timely pay wages and (iv) unlawfully converted certain earned wages. The complaint in the Federal Court Action sought, among other relief, class certification of the lawsuit, compensatory damages in excess of $5,000,000, punitive damages and an award of attorneys' fees and expenses to plaintiffs' counsel.

        On October 31, 2008, the Company filed a motion for judgment on the pleadings. During a hearing on that motion, the United States District Court questioned whether it had jurisdiction to adjudicate the matter. After briefing regarding the jurisdiction question, on May 16, 2009, the United States District

15. Commitments and Contingencies (Continued)

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

        On or about April 30, 2010, the Company and the plaintiffs reached an agreement to settle all claims asserted or that could have been asserted in the State Court Action. Under the terms of the settlement:

          a.     Persons who were employed by the Company or its subsidiaries at any time between February 4, 2005 and January 28, 2009 will have an aggregate allowed $5 million general unsecured claim in the Company's bankruptcy.

          b.     The Company has set aside approximately $1.3 million in an interest-bearing bank account. After the deduction of fees, costs and other expenses associated with the settlement, the remaining proceeds will be distributed equally to all persons who were employed by the Company or its subsidiaries at any time between January 29, 2009 and the date of the preliminary approval of the settlement by the Bankruptcy Court.

        On June 17, 2010, the State Court Action was removed to United States District Court for the District of Nevada by agreement of the parties.

        On July 16, 2010, the Bankruptcy Court granted preliminary approval of the settlement, and directed the parties to provide notice to the current and former employees covered by the State Court Action of their right to object to the settlement and/or be excluded therefrom. No objections to the settlement were filed.

        On October 26, 2010, the Bankruptcy Court granted final approval of the settlement. Under the terms of the settlement, the settlement funds will be distributed within 20 days from the date that the Bankruptcy Court's final approval order becomes final and non-appealable.

        An expense related to this legal settlement was accrued during the nine months ended September 30, 2010 and the related liability is classified in liabilities subject to compromise in the accompanying condensed consolidated balance sheet.

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

15. Commitments and Contingencies (Continued)

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

        On July 28, 2010, the Debtors filed the First Amended Joint Plan of Reorganization for Station Casinos, Inc. and Its Affiliated Debtors (the "Joint Plan of Reorganization") and an accompanying Disclosure Statement (the "Disclosure Statement"). The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010. The Bankruptcy Court entered an order confirming the Joint Plan of Reorganization on August 27, 2010.

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

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Joint Plan of Reorganization. The Joint Plan of Reorganization and the Disclosure Statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company concluded its solicitation of acceptance of the Joint Plan of Reorganization and received its confirmation from the Bankruptcy Court on August 27, 2010. Although

15. Commitments and Contingencies (Continued)

the Joint Plan of Reorganization was confirmed by the Bankruptcy Court on August 27, 2010, there can be no assurance that the transactions contemplated by the Asset Purchase Agreement or the Joint Plan of Reorganization will be consummated.

        Other than GV Ranch Station, Inc., which manages and operates one of the Company's 50% owned hotel/casino properties, the Company's direct and indirect subsidiaries that operate its hotel and casino properties have not filed for bankruptcy relief and continue to operate their businesses in the ordinary course. As required by the Asset Purchase Agreement, however, the Debtors anticipate filing Chapter 11 cases for their subsidiaries following confirmation of the Joint Plan of Reorganization to the extent required to implement and facilitate the sale and related restructuring transactions.

        The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

        On February 10, 2010, the Company's wholly owned subsidiary, GV Ranch Station, Inc. ("GV Ranch"), filed a Voluntary Petition for Chapter 11 Protection in the United States Bankruptcy Court, District of Nevada, Case No. 10-50381-gwz. GV Ranch and its joint venture partner, GCR Gaming, LLC ("GCR"), each own a 50% equity interest in Green Valley Ranch Gaming, LLC, an entity that holds as its asset the Green Valley Ranch Resort and Casino, located in Henderson Nevada.

  Nevada Sales and Use Tax

        In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food and non-alcoholic beverages purchased for use in complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. In April 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision, and in July 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Department of Taxation subsequently took the position that these purchases are subject to Nevada sales tax. Accordingly, we have not recorded a receivable related to a refund for the previously paid use tax on these purchases in the accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. In March 2010, the Department of Taxation issued a $12.7 million sales tax assessment, plus interest of $8.2 million, related to these food costs. We have not accrued a liability related to this assessment because we do not believe the Department of Taxation's position has any merit, and therefore we do not believe it is probable that we will owe this tax. The sales tax assessment and the refund cases have been appealed to the Administrative Law Judge of the Nevada Department of Taxation and a hearing date has not yet been set.

16. Debtor Condensed Combined Financial Statements

        As discussed in Note 1, on July 28, 2009, the Company and certain of its affiliates filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, under chapter 11 of title 11 of the United States Code, and on February 10, 2010, GV Ranch Station, Inc., a wholly- owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code.

16. Debtor Condensed Combined Financial Statements (Continued)

        The following condensed combined balance sheets as September 30, 2010 and December 31, 2009, condensed combined statements of operations for the three and nine months ended September 30, 2010 and for the period July 28, 2009 through September 30, 2009, and condensed combined statements of cash flows for the nine months ended September 30, 2010 and for the period July 28, 2009 through September 30, 2009 present the post-petition financial condition, results of operations, and cash flows on a combined basis for Station Casinos, Inc. and its wholly owned subsidiaries that are debtors in the Chapter 11 Cases. The debtor entities included in the following condensed combined financial statements are Station Casinos, Inc., FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC, Reno Land Holdings, LLC, and GV Ranch Station, Inc.

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,462	$2,283
Restricted cash	177,149	95,783
Receivables, net	30	24,373
Inventories	9	12
Prepaid expenses	5,500	5,567

Total current assets	187,150	128,018
Property and equipment, net	1,795,859	1,832,068
Intangible assets, net	4,975	5,975
Land held for development	24,191	24,192
Investments in subsidiaries	2,568,132	2,923,274
Other assets, net	38,554	69,137

Total assets	$4,618,861	$4,982,664

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Debtor-in-possession financing	$422,533	$193,151
Accounts payable	1,047	544
Accrued interest payable	58	3,818
Due to affiliates	538	—
Accrued expenses and other current liabilities	31,051	22,856

Total current liabilities	455,227	220,369
Intercompany payables to non-debtors, net	685,307	934,789
Investment in joint ventures, deficit	26,561	—
Deferred income tax, net	102,283	123,828
Other long-term liabilities, net	5,849	6,957

Total liabilities not subject to compromise	1,275,227	1,285,943
Liabilities subject to compromise	6,055,813	6,032,109

Total liabilities	7,331,040	7,318,052

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,961,333	2,951,031
Accumulated other comprehensive income (loss)	957	(922)
Accumulated deficit	(5,673,214)	(5,285,914)

Total Station Casinos, Inc. stockholders' deficit	(2,710,507)	(2,335,388)

Noncontrolling interest	(1,672)	—
Total stockholders' deficit	(2,712,179)	(2,335,388)

Total liabilities and stockholders' deficit	$4,618,861	$4,982,664

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended September 30, 2010	Nine months ended September 30, 2010	The period July 28 - September 30, 2009
Operating revenues:
Other	$62,448	$187,497	$44,404
Management fees	5,855	16,850	4,355

Total revenues	68,303	204,347	48,759

Operating costs and expenses:
Corporate, selling, general and administrative expenses	9,825	30,017	2,396
Development	1,157	3,914	418
Depreciation and amortization	12,732	37,360	8,626
Impairment, write-downs and other charges, net	4,697	11.124	3,827

	28,411	82,415	15,267

Operating income	39,892	121,932	33,492
Equity in losses of non-debtor subsidiaries	(289,692)	(357,071)	(35,839)
Equity in earnings of joint ventures	1,853	7,540	—

Operating income and equity in losses of subsidiaries and joint ventures	(247,947)	(227,599)	(2,347)

Other expense:
Interest expense, net	(22,397)	(67,224)	(23,641)
Interest and other expense from joint ventures	(6,701)	(38,302)	—
Change in fair value of derivative instruments	—	(42)	9,626

	(29,098)	(105,568)	(14,015)

Loss before reorganization items and income taxes	(277,045)	(333,167)	(16,362)
Reorganization items, net	(21,271)	(78,465)	(370,652)

Loss before income taxes	(298,316)	(411,632)	(387,014)
Income tax benefit (provision)	32,492	22,660	(37,478)

Net loss	(265,824)	(388,972)	(424,492)
Less: net loss applicable to noncontrolling interests	(1,672)	(1,672)	—

Net loss applicable to Station Casinos, Inc. stockholders	$(264,152)	$(387,300)	$(424,492)

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine months ended September 30, 2010	The period July 28 - September 30, 2009
Cash flows from operating activities:
Net loss	$(388,972)	$(424,492)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,360	8,626
Change in fair value of derivative instruments	42	(9,626)
Impairments, write-downs and other charges, net	3,783	149
Share-based compensation	10,125	2,329
Equity in losses of non-debtor subsidiaries, net of tax	261,459	23,295
Equity in losses of joint ventures	30,762	—
Reorganization items	78,465	370,652
Changes in assets and liabilities:
Restricted cash	(81,366)	(20,437)
Receivables, net	24,343	(3,441)
Intercompany payables, net	(135,651)	(50,264)
Inventories and prepaid expenses	70	(2,605)
Deferred income tax	(10,622)	21,764
Accounts payable	496	(125)
Accrued interest	842	(860)
Accrued expenses and other current liabilities	7,013	57,586
Other, net	1,664	(1,646)

Total adjustments	228,785	395,397

Net cash used in operating activities before reorganization items	(160,187)	(29,095)

Net cash used for reorganization items	(62,480)	(50,790)

Net cash used in operating activities	(222,667)	(79,885)

Cash flows from investing activities:
Capital expenditures	(4,780)	(856)
Distributions from subsidiaries	2,148	515
Other, net	(2,894)	(1,318)

Net cash used in investing activities	(5,526)	(1,659)

Cash flows from financing activities:
Borrowings under DIP Facility	120,473	81,000
Borrowings under Unsecured Revolving Loan Promissory Note	108,909	—
Borrowings under Credit Agreement with maturity dates less than three months, net	2,870	—
Payments under Term Loan with maturity dates greater than three months	(1,875)	(625)
Other, net	(5)	—

Net cash provided by financing activities	230,372	80,375

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	2,179	(1,169)
Balance, beginning of period	2,283	2,157

Balance, end of period	$4,462	$988

17. Subsequent Events

        On October 1, 2010, the BIA accepted approximately 254 acres of land owned by Station into trust on behalf of the FIGR for the development of the Project by Station and the FIGR.

        On October 26, 2010, the Bankruptcy Court granted final approval of the Lukevich, Scott and St. Cyr Litigation settlement. Under the terms of the settlement, the settlement funds will be distributed within 20 days from the date that the Bankruptcy Court's final approval order becomes final and non-appealable.

        In early November 2010, Rancho Road and Richfield Homes disposed of substantially all of their assets. In connection with the asset disposal, the Company received a distribution of $3.5 million. These entities are expected to be dissolved during the three months ended December 31, 2010, and as a result of the deficit carrying value of our investment in Rancho Road, we expect to recognize a gain on disposal for the three months ended December 31, 2010.

        Subsequent to September 30, 2010, we did not make scheduled interest payments totaling $2.3 million on the Land Loan.

        We evaluated all activity of the Company and concluded that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

        The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

Overview

        The following table highlights the results of our operations as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2010	2009		2010	2009
Net revenues—total	$227,048	$255,725	(11.2)%	$709,994	$805,634	(11.9)%
Major Las Vegas Operations (a)	218,118	231,856	(5.9)%	660,386	736,563	(10.3)%
Management fees (b)	128	13,245	(99.0)%	22,221	39,543	(43.8)%
Other operations and corporate (c)	8,802	10,624	(17.1)%	27,388	29,528	(7.2)%
Operating income (loss)—total	$(234,243)	$8,543	(2,841.9)%	$(195,268)	$52,161	(474.4)%
Major Las Vegas Operations (a)	(92,223)	30,219	(405.2)%	(5,821)	135,360	(104.3)%
Management fees (b)	128	13,245	(99.0)%	22,221	39,543	(43.8)%
Other operations and corporate (c)	(142,148)	(34,921)	(307.1)%	(211,668)	(122,742)	(72.4)%
Cash flows provided by (used in):
Operating activities	$(66,799)	$(83,579)		$10,077	$(123,958)
Investing activities	32,549	(32,361)		(6,224)	(101,627)
Financing activities	1,962	25,865		480	(7,169)

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

  Results of Operations

        Consolidated net revenues for the three months ended September 30, 2010 decreased 11.2% to $227.0 million as compared to $255.7 million for the three months ended September 30, 2009. Consolidated net revenues for the nine months ended Septeber 30, 2010 decreased 11.9% to $710.0 million as compared to $805.6 million for the nine months ended September 30, 2009. The decrease in net revenues was due primarily to an overall decrease in gaming revenue across all of our properties as the result of the continuation of weak Las Vegas and U.S. economies. Similarly, combined net revenues from our Major Las Vegas Operations decreased 5.9% to $218.1 million for the three months ended

September 30, 2010 as compared to $231.9 million for the three months ended September 30, 2009. Combined net revenues from our Major Las Vegas Operations decreased 10.3% to $660.4 million for the nine months ended September 30, 2010 as compared to $736.6 million for the nine months ended September 30, 2009.

        Consolidated operating income decreased by $242.8 million and $247.4 million for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009. This decrease is primarily due to asset impairment charges of $242.2 million recorded during the three months ended September 30, 2010. We continue to focus on improving our operating efficiencies and although many of our operational costs are fixed costs, we continue to monitor our expenses for additional opportunities for cost savings reductions.

        The following table highlights the various sources of our revenues and expenses as compared to the prior periods (dollars in thousands, unaudited):

	Three months ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
	2010	2009		2010	2009
Casino revenues	$173,118	$182,277	(5.0)%	$520,493	$575,887	(9.6)%
Casino expenses	71,879	79,653	(9.8)%	213,392	244,720	(12.8)%
Margin	58.5%	56.3%		59.0%	57.5%
Food and beverage revenues	$39,011	$45,828	(14.9)%	$120,049	$149,828	(19.9)%
Food and beverage expenses	26,001	28,522	(8.8)%	78,269	90,907	(13.9)%
Margin	33.3%	37.8%		34.8%	39.3%
Room revenues	$17,775	$19,350	(8.1)%	$55,358	$63,428	(12.7)%
Room expenses	8,110	8,487	(4.4)%	24,397	25,918	(5.9)%
Margin	54.4%	56.1%		55.9%	59.1%
Other revenues	$15,065	$18,100	(16.8)%	$45,304	$49,315	(8.1)%
Other expenses	5,674	5,640	0.6%	14,821	15,229	(2.7)%
Selling, general and administrative expenses	$57,268	$58,923	(2.8)%	$167,870	$169,306	(0.8)%
Percent of net revenues	25.2%	23.0%		23.6%	21.0%
Corporate expense	$9,445	$951	893.2%	$28,759	$25,644	12.1%
Percent of net revenues	4.2%	0.4%		4.1%	3.2%
Losses from joint ventures	$(4,975)	$(3,562)	39.7%	$(2,762)	$(855)	223.0%

        Casino.    Casino revenues decreased 5.0% to $173.1 million for the three months ended September 30, 2010 as compared to $182.3 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, casino revenues decreased 9.6% to $520.5 million as compared to $575.9 million for the nine months ended September 30, 2009. The decrease in casino revenues is primarily due to the continuation of the general economic slowdown discussed above. Casino expenses decreased 9.8% and 12.8%, respectively, to $71.9 million and $213.4 million for the three and nine months ended September 30, 2010 as compared to $79.7 million and $244.7 million for the three and nine months ended September 30, 2009 primarily due to decreases in costs related to complimentaries of $4.2 million and $3.7 million, respectively, decreases in payroll expense of $1.3 million and $4.4 million, respectively, decreases of $1.7 million and $18.0 million in promotional expense, and net decreases in other casino expenses of $0.6 million and $5.2 million, respectively. The casino operating margin for the three and nine months ended September 30, 2010 improved by 2.2% and 1.5%, respectively, as compared to the same periods in the prior year.

        Food and Beverage.    Food and beverage revenues decreased 14.9% and 19.9% for the three and nine months ended September 30, 2010 as compared to the same periods in the prior year primarily due to the conversion of several owned outlets to leased outlets. The number of restaurant guests served for the three and nine months ended September 30, 2010 decreased 23.9% and 30.7%, respectively, compared to the three and nine months ended September 30, 2009 primarily for the same reason. Food and beverage expenses decreased 8.8% and 13.9% for the three and nine months ended September 30, 2010 as compared to the same periods in the prior year due to the decrease in the number of restaurant guests served primarily resulting from the conversion of owned outlets to leased outlets. The food and beverage operating margin for the three and nine months ended September 30, 2010 decreased by 4.4% and 4.5%, respectively, as compared to the three and nine months ended September 30, 2009. The average guest check increased 2.1% and 3.9%, respectively, for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009, primarily due to the closure of lower priced restaurants.

        Room.    Room revenues decreased 8.1% and 12.7% for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009. Room occupancy decreased to 81% and 80% for the three and nine months ended September 30, 2010 as compared to 84% and 85%, respectively, for the three and nine months ended September 30, 2009, and the average daily room rate decreased to $60 and $62 for the three and nine months ended September 30, 2010, respectively, from $61 and $67 for the same periods in the prior year primarily as a result of the general economic slowdown. Room expenses decreased 4.4% and 5.9%, respectively, for the three and nine months ended September 30, 2010 as compared to the same period in the prior year primarily due to reduced occupancy. Room operating margin for the three and nine months ended September 30, 2010 decreased 1.8% and 3.2%, respectively, compared to the three and nine months ended September 30, 2009.

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues were approximately $15.1 million and $45.3 million, respectively, for the three and nine months ended September 30, 2010, compared to approximately $18.1 million and $49.3 million, respectively, for the three and nine months ended September 30, 2009.

        Management Fees.    We are the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes and receive a management fee equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. For the three and nine months ended September 30, 2010, management fees decreased to approximately $0.1 million and $22.2 million, respectively, as compared to $13.2 million and $39.5 million for the three and nine months ended September 30, 2009. The decrease in management fees is primarily the result of the expiration of our management agreement with Thunder Valley, which expired in June 2010 and was not renewed. In addition, no management fee revenue is being recognized for Green Valley Ranch and Aliante Station for the 2010 periods.

        Selling, General and Administrative ("SG&A").    SG&A expenses decreased 2.8% and 0.8% or approximately $1.7 million and $1.4 million, respectively, for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009.The decrease in SG&A expenses during the three months ended September 30, 2010 is primarily the result of a $1.0 million decrease in property tax expense, a $1.4 million decrease in consulting and outside service expense, and a net decrease of $0.8 million in other expenses, partially offset by a $0.8 million increase in payroll and benefits expense and a $0.7 million decrease in gain on net deferred compensation assets. The decrease in SG&A expense during the nine months ended September 30, 2010 is primarily the result of a $1.4 million decrease in property tax expense, a $1.4 million decrease in consulting and outside service expense, a $1.2 million decrease in advertising and promotional expense, and a $1.4 million decrease in utilities expense, partially offset by a $2.0 million increase in payroll and benefits expense, a $1.6 million decrease in gain on net deferred compensation assets and a net increase of $0.4 million in other expenses. SG&A as a percentage of net revenues increased to 25.2% and 23.6%, respectively, for the three and nine months ended September 30, 2010 compared to 23.0% and 21.0% for the same periods in the prior year. A large portion of these costs are fixed, which causes an increase in the percentage of net revenues as revenues decline.

        Corporate Expense.    For the three months ended September 30, 2010, corporate expense was $9.4 million compared to $1.0 million for the same period in the prior year. This increase is primarily due to the reclassification of approximately $7.5 million in year-to-date legal expenses to reorganization costs during the 2009 period as a result of the filing of the Chapter 11 cases, an increase of approximately $1.1 million in fees paid for outside services, and a net decrease in other corporate expenses of approximately $0.2 million. For the nine months ended September 30, 2010, corporate expense was $28.8 million compared to $25.6 million for the same period in the prior year. The increase is due primarily to an increase of approximately $1.5 million in payroll and benefits, an increase of approximately $0.9 million in fees paid for outside services and a net increase in other corporate expenses of approximately $0.8 million. Corporate expense as a percentage of net revenues increased to 4.2% and 4.1%, respectively, for the three and nine months ended September 30, 2010 compared to 0.4% and 3.2% for the three and nine months ended September 30, 2009.

        Development and preopening expense.    Development and preopening expense includes costs to identify potential gaming opportunities and other development opportunities, and expenses incurred prior to the opening of projects under development, including payroll, travel and legal expenses. Development and preopening expense for the three and nine months ended September 30, 2010 was approximately $3.8 million and $7.5 million, respectively, compared to $5.5 million and $9.8 million for the same periods in the prior year. The decrease in development and preopening expense is primarily the result of decreased activity related to projects under development.

        Depreciation and Amortization.    Depreciation and amortization decreased 33.2% to approximately $35.7 million for the three months ended September 30, 2010 as compared to $53.4 million for the three months ended September 30, 2009. Depreciation and amortization decreased 25.0% to approximately $120.0 million for the nine months ended September 30, 2010 as compared to $159.9 million for the nine months ended September 30, 2009. Depreciation expense decreased by approximately $4.0 million and $13.5 million, respectively, during the three and nine months ended September 30, 2010 as compared to the same periods in the prior year, primarily as a result of certain depreciable assets becoming fully depreciated during the year ended December 31, 2009. Amortization expense decreased by approximately $13.7 million and $26.4 million, respectively, during the three and nine months ended September 30, 2010 compared to the 2009 periods, primarily as a result of the intangible asset related to our management agreement with Thunder Valley becoming fully amortized in June 2010.

        Asset Impairments.    During the three months ended September 30, 2010, we determined that a triggering event, as described under the accounting guidance for impairment or disposal of long-lived assets, had occurred as a result of developments in our bankruptcy proceedings. As a result, we compared the estimated future cash flows for our long-lived assets, on an undiscounted basis, to their carrying values. In certain instances, the carrying value was higher and as a result, we recorded impairment losses totaling $242.2 million to write down the book value of the assets to their fair values, consisting of the following:

  •
  $60.4 million to write down to fair value the goodwill of certain of our reporting units.

  •
  $97.7 million related to our land held for development due to decreased real estate values in the markets in which we operate.

  •
  $66.6 million related to the property and equipment of certain reporting units.

  •
  $16.3 million related to our investment in one of our joint ventures.

  •
  $1.2 million related to other intangible assets and an associated liability.

        Write-downs and Other Charges, net.    During the three and nine months ended September 30, 2010, write-downs and other charges, net were approximately $1.3 million and $8.1 million, respectively, and consisted of $0.1 million and $6.2 million, respectively, in legal settlements, $0.1 million and $0.2 million, respectively, in net losses on disposal of assets, and approximately $1.1 million and $1.7 million, respectively, in severance expense. During the three and nine months ended September 30, 2009, write-downs and other charges, net were approximately $6.1 million and $12.0 million, respectively and consisted of $0.1 million and $0.4 million loss on disposal of assets, respectively, $2.5 million and $2.9 million severance expense, respectively, $3.1 million and $3.1 million in lease termination costs, respectively, $0.5 million and $0.5 million in deferred financing fees related to the land loan, respectively, and a $5.1 million loss on land and other asset dispositions during the nine months ended September 30, 2009.

        Earnings (Losses) from Joint Ventures.    We own a 50% interest in various joint ventures, including Green Valley Ranch, Aliante Station, Rancho Road and Richfield Homes, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. We recorded our share of the net losses from these joint ventures of approximately $5.0 million and $2.8 million for the three and nine months ended September 30, 2010 compared to losses of approximately $3.6 million and $0.9 million for the prior year periods.

        Interest Expense.    Interest expense, net of capitalized interest, decreased 53.1% and 67.1%, respectively, to $26.7 million and $79.3 million, respectively, for the three and nine months ended September 30, 2010 as compared to $56.9 million and $241.3 million for the three and nine months ended September 30, 2009. The decrease is primarily due to the accounting treatment under ASC Topic 852, Reorganizations, whereby interest expense is recognized only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim. As a result of the Chapter 11 Case, we stopped accruing interest for the senior notes, the senior subordinated notes and the mezzanine financings. Had we recognized the additional contractual interest expense, interest expense for the three and nine months ended September 30, 2010 would have been $79.6 million and $234.9 million higher, respectively, than what was recorded, and interest expense for the three and nine months ended September 30, 2009 would have been $51.9 million higher. Capitalized interest for the three and nine months ended September 30, 2010 was approximately $4.1 million and $8.2 million, respectively, compared to $4.1 million and $11.2 million for the prior year periods. The decrease in capitalized interest for the nine month period was primarily due to a decrease in our weighted average cost of capital during 2010 due to the cessation of interest accruals on a portion of our debt.

        Interest and Other Expense from Joint Ventures.    We recorded approximately $11.1 million and $55.8 million, respectively, in interest and other expense related to our unconsolidated joint ventures for the three and nine months ended September 30, 2010, compared to approximately $11.5 million and $33.8 million, respectively, for the comparable periods in 2009. The increase of $22.0 million for the nine months ended September 30, 2010 compared to the prior year period relates primarily to recording our 50% share of the loss that resulted from the early termination of Green Valley Ranch's interest rate swap in March 2010. Prior to the termination of this interest rate swap, the liability was carried at fair value, which incorporated nonperformance risk adjustments related to credit risks of both counterparties in accordance with ASC Topic 815, Derivatives and Hedging. Upon early termination of the swap, fair value accounting for the swap was discontinued and the carrying value of the liability was increased to a fixed termination settlement amount which does not incorporate a nonperformance risk adjustment.

        Change in Fair Value of Derivative Instruments.    For the three and nine months ended September 30, 2010, changes in fair value of derivative instruments reflected losses of less than $0.1 million, respectively. For the 2010 periods, the Company's interest rate cap is the only derivative instrument for which gains and losses are recorded in this line item. For the three and nine months ended September 30, 2009, changes in fair value of derivative instruments reflected net gains of $1.5 million and $35.1 million, respectively. The 2009 amounts include changes in the fair value of the interest rate cap and three interest rate swaps, including two swaps with notional amounts totaling approximately $1.61 billion that were early terminated during the fourth quarter of 2009, and one swap with a notional amount of $250 million which was reclassified to liabilities subject to compromise as a result of the Chapter 11 Case. Changes in the fair value of the reclassified swap are no longer reflected in the change in fair value of derivative instruments line, but instead are reflected in reorganization items in our condensed consolidated statements of operations in accordance with ASC Topic 852. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period.

        Gain on Early Retirement of Debt.    No gain or loss on early retirement of debt was recorded during the three and nine months ended September 30, 2010. In January 2009, a wholly-owned subsidiary of the Company purchased $40.0 million in aggregate principal amount of our outstanding $700 million 6 7/8% Senior Subordinated Notes and $8.0 million in aggregate principal amount of our outstanding $450 million 6 1/2% Senior Subordinated Notes for approximately $1.5 million plus approximately $1.4 million in accrued interest. As a result, we recorded a gain on early retirement of debt of approximately $40.3 million during the nine months ended September 30, 2009, representing the difference between the reacquisition price and the net carrying amount of the extinguished debt based on the face amount of the associated debt adjusted for the related unamortized discount and debt issuance costs.

        Income Tax Benefit (Provision).    For the three months ended September 30, 2010 and 2009, our effective tax rates were 10.9% and (5.3%), respectively. The effective tax rates for the three and nine months ended September 30, 2010 differed from the prior year period as a result of fluctuations in our valuation allowance. For the nine months ended September 30, 2010 and 2009, our effective tax rates were 5.5% and (6.8%), respectively.

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

        On July 28, 2010, the Debtors filed the First Amended Joint Plan of Reorganization for Station Casinos, Inc. and Its Affiliated Debtors (the "Joint Plan of Reorganization") and an accompanying Disclosure Statement (the "Disclosure Statement"). The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010. The Bankruptcy Court entered an order confirming the Joint Plan of Reorganization on August 27, 2010.

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

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Joint Plan of Reorganization. The Joint Plan of Reorganization and the Disclosure Statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company concluded its solicitation of acceptance of the Joint Plan of Reorganization and received its confirmation by the Bankruptcy Court on August 27, 2010. Although the Joint Plan of Reorganization was confirmed by the Bankruptcy Court on August 27, 2010, there can be no assurance that the transactions contemplated by the Asset Purchase Agreement or the Joint Plan of Reorganization will be consummated.

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

  Nine months Ended September 30, 2010

        During the nine months ended September 30, 2010, cash provided by operating activities was approximately $10.1 million, as compared to cash used in operating activities of $124.0 million for the nine months ended September 30, 2009, reflecting a $134.1 million increase in cash flows from operations compared to the prior year period. This increase resulted primarily from:

  •
  a $31.6 million increase in cash, net of noncash items and reorganization costs, based on activity reflected in our Statement of Operations for the nine months ended September 30, 2010;

  •
  a decrease of $43.8 million in additions to restricted cash;

  •
  a decrease of $64.5 million in cash paid for interest;

  •
  a decrease of $6.1 million in other operating uses of cash, primarily working capital; and

  •
  an increase of $11.7 million in cash used for reorganization items.

        During the nine months ended September 30, 2010, restricted cash increased by $96.5 million due primarily to restrictions placed on our cash by the lenders of the CMBS Loans and the Bankruptcy Court, partially offset by restricted cash released in connection with the DIP financing. During the nine months ended September 30, 2009, restricted cash increased by approximately $140.3 million due primarily to additional collateral required for our treasury management function and restrictions placed on our cash by lenders of the CMBS Loans. The decrease in cash paid for interest during the nine months ended September 30, 2010 was primarily due to the cessation of interest payments on certain portions of our debt.

        At September 30, 2010, we had no borrowing availability under our Revolver. As of August 10, 2010, our DIP Credit Agreement expired. The outstanding principal balance due under the DIP Credit Agreement at September 30, 2010 and as of the expiration date was $172.0 million. We still have the ability to borrow under the Past Revolving Loan, and there is no limit on the Company's borrowings under the Past Revolving Loan. As of September 30, 2010, we had $189.5 million in cash and cash equivalents, of which approximately $74.0 million is in our casino cages to be used for the day-to-day operations of our properties and the remaining $115.5 million is to be used for general corporate purposes.

        During the nine months ended September 30, 2010, total capital expenditures were approximately $25.3 million for maintenance capital expenditures and various other projects. We classify items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures for the nine months ended September 30, 2010 were $24.3 million lower than the prior year period.

        In addition to capital expenditures, during the nine months ended September 30, 2010, we paid approximately $14.1 million in reimbursable advances for our Native American development projects (see "Future Development") and paid approximately $3.2 million in equity contributions to joint ventures. During the same period in 2009, advances for Native American development costs were $11.8 million and equity contributions to joint ventures were $21.2 million. During the nine months ended September 30, 2010, we paid $2.3 million in principal payments on our debt, including $1.9 million in quarterly payments on the Term Loan and $0.4 million on other debt. During the nine months ended September 30, 2009, we paid $1.9 million in principal payments on our debt.

  Year ending December 31, 2010

        Our primary cash requirements for the remainder of 2010 are expected to include (i) approximately $10.0 million to $15.0 million for maintenance and other capital expenditures, (ii) payments related to our existing and potential Native American projects, and (iii) expenses related to the Chapter 11 Cases. Our liquidity and capital resources for 2010 are expected to be significantly affected by the filing of the Chapter 11 Cases and completion of a restructuring of our indebtedness. At this time it is not possible to predict with certainty the effect the Chapter 11 Cases and a restructuring will have on our business or various creditors, or the timing or cost of completing such a restructuring. Our future results depend upon our successfully implementing, on a timely basis, a restructuring of our indebtedness. Our operations and relationships with our customers, employees, regulators, vendors and agents may be adversely affected by the filing of the Chapter 11 Cases. As a result of the filing of the Chapter 11 Cases, we expect to incur, among other things, increased costs for professional fees and similar expenses. In addition, the filing may make it more difficult to retain and attract management and other key personnel and requires senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operations of our business.

        In July 2010, the Gun Lake Tribe completed a $165 million third-party construction financing facility, which we assisted them in obtaining in connection with our Development Agreement. As contemplated by the Development Agreement, our subsidiary SC Michigan, LLC provided $15 million of cash collateral to secure a limited completion guaranty and keep well obligation in connection with the financing. We provided the $15 million to SC Michigan, LLC as a drop down loan. The $15 million remains property of SC Michigan, LLC unless it is used to satisfy the completion guaranty requirements in the financing, at which time it will be converted to a loan payable by the Gun Lake Tribe to SC Michigan, LLC. SC Michigan, LLC deposited the $15.0 million into a restricted cash account under the control of the lenders to the Gun Lake Tribe. As a result, in July 2010 SC Michigan, LLC and MPM received approximately $42.8 million representing a partial repayment of project advances. SC Michigan, LLC received $39.3 million and used all of these funds to purchase $39.3 million of Past Revolving Loans from Past Enterprises at face value. The $39.3 million of proceeds received by Past Enterprises is now on deposit in a blocked account under the control of the lenders that are party to the Credit Agreement. The remainder of our construction advances on this project is expected to be repaid from the operations of the project, which is expected to open in early 2011. We will continue to advance certain other development costs to Gun Lake, as required by the Development Agreement, until the opening of the casino.

        Our cash flows may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Although we believe that cash flows from operations and borrowings under our Past Revolving Loan will be adequate to meet our financial and operating obligations in 2010, our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, Station Casinos, Inc. entered into an unsecured, subordinated administrative priority DIP Credit Agreement among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company), as administrative agent and lender, and the lenders party thereto. The DIP Credit Agreement, as amended, provides for a $185 million revolving credit facility that will be funded on a committed basis for so long as Vista Holdings, LLC has cash and cash equivalents on hand in an amount in excess of $100 million and on a discretionary basis thereafter. The proceeds of the loans incurred under the DIP Credit Agreement will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case. Advances under the DIP Credit Agreement bear interest at a rate equal to 2.5% plus LIBOR. At September 30, 2010, advances under the DIP Credit Agreement totaled $172.0 million, and Vista Holdings, LLC had cash and cash equivalents on hand of $12.5 million. The DIP Credit Agreement matured on August 10, 2010.

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

        The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At September 30, 2010, the outstanding balance due under the Past Revolving Loan totaled $211.3 million. In July 2010 SC Michigan, LLC and MPM Enterprises, LLC received approximately $42.8 million representing a partial repayment of project advances. SC Michigan, LLC received $39.3 million and used all of these funds to purchase $39.3 million of Past Revolving Loans from Past Enterprises at face value. At September 30, 2010, the outstanding balance due under the SC Michigan Revolving Loan totaled $39.3 million.

        Station Casinos, Inc.'s obligations under the Past Revolving Loan and SC Michigan Revolving Loan will be an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by Station Casinos, Inc. shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

  Off-Balance Sheet Arrangements

        As of September 30, 2010, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, including interest rate swaps with a notional amount of $250 million (see "Description of Certain Indebtedness and Capital Stock—Interest Rate Swaps"). We also have certain contractual obligations including long-term debt, operating leases, employment contracts, long-term stay-on performance agreements and slot conversion purchases. There have been no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

Future Development—Las Vegas

  Las Vegas Development

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. The timing, cost and scope of the development of this project have yet to be determined. Through September 30, 2010, we have contributed an additional $46.8 million to fund the acquisition of additional property as well as design and development costs.

        Effective January 1, 2010, a portion of the assets of Rancho Road were contributed to Richfield Homes, a new joint venture formed by the members of Rancho Road. Station is a 50% owner of Richfield Homes.

        In early November 2010, Rancho Road and Richfield Homes disposed of substantially all of their assets. In connection with the asset disposal, the Company received a distribution of $3.5 million. These entities are expected to be dissolved during the three months ended December 31, 2010, and as a result of the deficit carrying value of our investment in Rancho Road, we expect to recognize a gain on disposal for the three months ended December 31, 2010.

  Native American Development

  The Federated Indians of Graton Rancheria

        Station has entered into Development and Management Agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, Station will assist the FIGR in developing and operating a gaming and entertainment project (the "Project") to be located just west of Rohnert Park in Sonoma County, California. The FIGR selected Station to assist them in designing, developing and financing their Project and, upon opening, Station will manage the facility on behalf of the FIGR. The Management Agreement has a term of seven years from the date of the opening of the Project and Station will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. Station will also receive a development fee equal to 2% of the cost of the Project upon the opening of the facility.

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park. In October 2010, 254 acres of land was taken into trust in connection with the Project. Station owns an additional 34 acres of land held for development near the project site.

        On May 7, 2008, the Department of Interior ("DOI") published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of the FIGR. The publication commenced a thirty-day period in which interested parties could seek judicial review of the Determination. On June 6, 2008, the Stop The Casino 101 Coalition and certain individuals filed a complaint (the "Complaint") in the United States District Court for the Northern District of California seeking declaratory and injunctive relief against the DOI and officials of the DOI. The Complaint sought judicial review of the Determination. On November 17, 2008, the federal defendants and the FIGR filed their respective motions to dismiss the complaint for lack of jurisdiction and failure to state a claim. In response, the plaintiffs filed a motion for leave to amend their complaint which was granted on January 26, 2009. The DOI and the FIGR filed motions to dismiss the amended complaint on February 20, 2009, and on March 27, 2009, a hearing was held to argue such motions. On April 21, 2009, the DOI and FIGR's motions to dismiss were granted. On June 8, 2009, the plaintiffs filed an appeal (the "Appeal") in the United States Court of Appeals for the Ninth Circuit (the "Court of Appeals"), and the DOI agreed to voluntarily stay the taking of the site into trust pending resolution of the Appeal. The plaintiffs filed their opening briefs on October 26, 2009. On November 4, 2009, the DOI filed an unopposed motion to expedite the oral argument. The DOI and FIGR then filed their answering briefs on November 25, 2009. The plaintiffs responded by filing reply briefs on December 28, 2009. The court clerk initially rejected the motion to expedite oral arguments, but following FIGR's motion for reconsideration, the court scheduled oral arguments for April 15, 2010. Oral arguments were heard on April 15, 2010, and on June 3, 2010, the Court of Appeals affirmed the district court's dismissal of the Complaint. On July 19, 2010, the plaintiffs filed a petition for rehearing en banc. The Court of Appeals denied plaintiffs' petition on August 11, 2010.

        On October 1, 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the "BIA") accepted approximately 254 acres of land owned by Station into trust on behalf of the FIGR for the development of the Project by Station and the FIGR. In connection with the development of the Project, it is expected that the FIGR will enter into a memoranda of understanding with, among others, Sonoma County, California and the California Department of Transportation relating to mitigation measures such as contributions toward the costs for infrastructure improvements and public services required as a result of the development and operation of the planned Project.

        On February 19, 2009, a Notice of Availability of a Final Environmental Impact Statement (the "EIS") was filed in the Federal Register. On October 1, 2010, the National Indian Gaming Commission (the "NIGC") informed Station and the FIGR that the NIGC approved the management agreement by and between the FIGR and the Company's wholly-owned subsidiary, SC Sonoma Management, LLC ("SC Sonoma"), for Class II gaming at the planned facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games. The FIGR and SC Sonoma may also pursue approval of Class III gaming, which would permit casino-style gaming, at the planned facility. Class III gaming would require an approved compact with the State of California and approval by the NIGC of a modification to the existing management agreement, or a new management agreement, permitting Class III gaming. On October 15, 2010, the NIGC published notice in the Federal Register that it had issued the Record of Decision approving the Environmental Impact Statement for the Project, thereby completing the environmental process for the Project.

        Prior to obtaining third-party financing, Station will contribute significant financial support to the Project. Through September 30, 2010, Station has advanced approximately $146.7 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project. Funds advanced by Station are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. In addition, Station has agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through September 30, 2010, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. Station will contribute significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

  Gun Lake Tribe

        On November 13, 2003, Station agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). Concurrently with its agreement to purchase that interest, MPM and the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe ("Gun Lake"), entered into amended Development and Management Agreements, pursuant to which MPM agreed to assist Gun Lake in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. The project is being developed on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan. As currently contemplated, the project will include approximately 1,400 slot machines, 28 table games and various dining options. Construction of the project began in September 2009 and includes the conversion of a portion of an existing 192,000 square-foot building into support space for the casino and entertainment facility.

        On July 29, 2005, MPM and Gun Lake entered into amended and restated Development and Management Agreements. Station agreed to pay $6.0 million for its 50% interest in MPM, which was payable upon achieving certain milestones and is not reimbursable. As of September 30, 2010, payments totaling $6.0 million had been made and were expensed as incurred. An additional $12.0 million in total may be paid by Station in years six and seven of the seven-year term of the Sixth Amended and Restated Management Agreement, subject to certain contingencies. Under the terms of the Sixth Amended and Restated Development Agreement, Station agreed to arrange financing for the ongoing development costs and construction of the project. Through September 30, 2010, we have advanced approximately $65.1 million toward the development of this project, primarily to complete the environmental assessment, pay legal and consulting fees, and secure real estate for the project, which is included on our consolidated balance sheets. As of September 30, 2010, $42.8 million of advances have been repaid from the proceeds of the project financing, and $2.0 million in project advances have been forgiven under the terms of the Sixth Amended and Restated Management Agreement (the "Gun Lake Management Agreement"). The remaining advances are expected to be repaid from Gun Lake's gaming revenues. The Gun Lake Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM Operating Agreement, Station's portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        On March 9, 2007, Gun Lake and the State of Michigan entered into a tribal-state Class III gaming compact. The compact was approved by the Michigan Legislature in February 2009 and became effective upon approval of the Secretary of the Interior and publication in the Federal Register in April 2009. On July 15, 2010, the NIGC provided MPM and Gun Lake with notice of approval of the Gun Lake Management Agreement.

        In July 2010, Gun Lake completed a $165 million third-party construction financing facility ("Gun Lake Financing"), which Station assisted them in obtaining in connection with the Development Agreement. A subsidiary of Station, SC Michigan, LLC ("SC Michigan"), provided $15 million of cash collateral to secure a limited completion guaranty and keep well obligation in connection with the Gun Lake Financing. The $15 million remains property of SC Michigan unless it is used to satisfy the completion guaranty requirements in the Gun Lake Financing, at which time it will be converted to a loan payable by Gun Lake to SC Michigan. SC Michigan deposited the $15 million into a restricted cash account under the control of the lenders to the Gun Lake Financing. As a result, in July 2010 SC Michigan and MPM received approximately $42.8 million representing a partial repayment of project advances. SC Michigan received $39.3 million and used all of these funds to repay advances from a subsidiary of Station. The remainder of advances on this project is expected to be repaid from the operations of the project, which is expected to open in the first quarter of 2011. Station will continue to advance certain other development costs to Gun Lake, as required by the Development Agreement, until the opening of the casino.

        MPM is considered a variable interest entity under the provisions of ASC Topic 810, Consolidation. Under the terms of the MPM Operating Agreement, Station is required to provide the majority of MPM's financing. At September 30, 2010, Station's loans to MPM total approximately $13.1 million and financing provided by MPM's other members, investors and banks totals approximately $5.4 million. The creditors of MPM have no recourse to the general credit of Station. Based on a qualitative analysis, we believe Station directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that could potentially be significant to MPM, therefore we believe Station is the primary beneficiary of MPM as defined in ASC Topic 810. As a result, we consolidate MPM in our condensed consolidated financial statements.

  Mechoopda Indian Tribe

        We have entered into Development and Management Agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Through September 30, 2010, we have advanced approximately $11.9 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project. In addition, we have agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through September 30, 2010, $50,000 of these payments had been made and were expensed as incurred. Although the Company continues to fund advances to MITCR, given the recent recession and thus the revised expected potential of the project, as of September 30, 2010 the Company has fully impaired the associated long-term asset. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games and dining and entertainment amenities. Development of the facility is subject to certain governmental and regulatory approvals, including, but not limited to, negotiating a gaming compact with the State of California, the DOI accepting land into trust on behalf of the MITCR and approval of the Management Agreement by the NIGC. Prior to obtaining third- party financing, we will contribute significant financial support to the project. The timing of this type of project is difficult to predict and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when or if these approvals will be obtained.

        On January 17, 2008, the BIA issued a Finding of No Significant Impact with respect to the proposed project. On May 8, 2008, the DOI published in the Federal Register a Notice of Final Agency Determination (the "Determination") to take certain land into trust for the benefit of MITCR. On March 26, 2008, Butte County, California (the "Plaintiff") filed a complaint in the United States District Court for the District of Columbia (the "District Court") seeking declaratory and injunctive relief against the NIGC. On May 19, 2008, the Plaintiff filed a first amended complaint (the "Amended Complaint") in the District Court seeking declaratory and injunctive relief against the NIGC, the DOI and officials of the DOI. The Amended Complaint sought judicial review of the Determination and the NIGC's approval of the tribal-gaming ordinance. On May 13, 2008, MITCR filed a motion to intervene in that lawsuit which was granted by the District Court on June 16, 2008. On June 30, 2008, MITCR filed an answer to the Amended Complaint. On September 12, 2008, the U.S. Department of Justice on behalf of the NIGC and DOI, and MITCR each filed a motion to dismiss the Plaintiff's Amended Complaint. The Plaintiff's opposition to MITCR's motion to dismiss and the Plaintiff's dispositive motion were filed on October 24, 2008, and the NIGC, DOI and MITCR briefs concerning the dispositive motions were filed on December 8, 2008. Oral arguments were heard by the District Court on February 13, 2009. On April 13, 2009, the District Court granted the DOI and MITCR's motion to dismiss. On May 13, 2009, the Plaintiff filed an appeal in the United States Court of Appeals for the District of Columbia in Washington D.C. (the "D.C. Court of Appeals"). The Plaintiff's brief was filed on September 14, 2009, and the MITCR and DOI's briefs were filed October 14, 2009. The Plaintiff's reply brief was filed October 28, 2009, and oral arguments were held on December 10, 2009. On July 13, 2010, the D.C. Court of Appeals overturned the decision of the District Court and ruled that the Secretary's Determination to take land into trust for the MITCR be set aside and remanded the case for further proceedings.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into Development and Management Agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. Under the terms of the Development Agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. Through September 30, 2010, we have advanced approximately $16.2 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included on our consolidated balance sheets. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through September 30, 2010, none of these payments had been made. The Management Agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income. As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. On August 6, 2010, the BIA published notice in the Federal Register that the environmental impact statement for the Mono's casino and resort project has been finalized and is available for review. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the Management Agreement by the NIGC.

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

        As of September 30, 2010, we had $257.5 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 1,321 acres in northern California (including 254 acres taken into trust for the FIGR on October 1, 2010) and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (106 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 61 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue of which we lease and have an option to purchase 2.5 acres, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at September 30, 2010 or December 31, 2009.

  Impairment Loss

        During the three months ended September 30, 2010, it was determined that a triggering event, as described under the accounting guidance for impairment or disposal of long-lived assets, had occurred due to developments in our bankruptcy proceedings. As a result, we compared the estimated future cash flows for each land parcel, on an undiscounted basis, to its carrying value. In certain instances, the carrying value was higher and as such, we recorded an impairment loss of $97.7 million to write down the book value of the land to the fair values, which included a $49.6 million write-off of cancelled project costs. The fair values were calculated by management utilizing traditional real estate valuation techniques, primarily the sales comparison approach.

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

        In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food and non-alcoholic beverages purchased for use in complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. In April 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision, and in July 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Department of Taxation subsequently took the position that these purchases are subject to Nevada sales tax. Accordingly, we have not recorded a receivable related to a refund for the previously paid use tax on these purchases in the accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. In March 2010, the Department of Taxation issued a $12.7 million sales tax assessment, plus interest of $8.2 million, related to these food costs. We have not accrued a liability related to this assessment because we do not believe the Department of Taxation's position has any merit, and therefore we do not believe it is probable that we will owe this tax. The sales tax assessment and the refund cases have been appealed to the Administrative Law Judge of the Nevada Department of Taxation and a hearing date has not yet been set.

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

        The CMBS Loans are secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and will had an original maturity date of November 12, 2009. Prior to the 2009 maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension. Interest on the CMBS Loans is equal to one-month LIBOR plus 5.3% per annum, which includes an additional 3.0% default rate. As a result of the Chapter 11 Case, interest due on the mezzanine financings is not being remitted to the mezzanine lenders. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with the authoritative guidance for accounting for derivative Instruments and hedging activities, is marked to market at each reporting period. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower paid a fixed rate of approximately 5.3% and received one-month LIBOR, terminating in November 2012. This interest rate swap was early terminated during the three months ended December 31, 2009 (see Note 5—Derivative Instruments).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of December 31, 2009 and September 30, 2010, we were not in compliance with the lease coverage ratio. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. As of September 30, 2010, $157.9 million has been deposited in the collateral account in relation to this block, which is recorded in restricted cash on our condensed consolidated balance sheet.

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

        During the first quarter of 2009, the lenders under the Land Loan, based on appraisals, indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement, and thus an event of default had occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the Land Loan and related accrued interest due and payable and to foreclose on the underlying collateral of the borrower which included land with a book value of $132.8 and 133.2 million at September 30, 2010 and December 31, 2009, respectively. In December 2009, the balance of the interest reserve account of $8.2 million was liquidated, and $8.0 million was applied as a principal reduction to the loan with the remainder applied to the swap termination settlement amount. In addition, the borrower did not make the November 2009 payments or any subsequent payments due on account of interest or the interest rate swap agreements. There is no recourse to the Company for any portion of the land loan that is not satisfied by the Borrower or the collateral. The Company is in discussions with the lenders regarding a restructuring of the Land Loan however the Company can provide no assurance that it will be able to reach an agreement with the lenders. As a result the outstanding indebtedness related to the Land Loan has been classified as current in the accompanying consolidated balance sheets.

        Subsequent to September 30, 2010, we did not make scheduled interest payments totaling $2.3 million on the Land Loan.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of September 30, 2010, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of September 30, 2010, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of September 30, 2010, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage, a maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio and a total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010, we were not in compliance with the financial covenants in the Credit Agreement. In addition, the filing of the Chapter 11 Case constitutes an event of default under the terms of the Credit Agreement resulting in an acceleration of the obligations thereunder, subject to the bankruptcy stay.

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

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. An event of default under the sale leaseback agreement for the corporate office building occurred on October 26, 2009 as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our consolidated balance sheets and depreciate it according to our policy. During the three months ended September 30, 2010 and 2009, we recorded interest expense related to this lease of approximately $1.1 million and $1.3 million, respectively. During the nine months ended September 30, 2010 and 2009, we recorded interest expense related to this lease of approximately $3.8 million and $4.0 million, respectively. In September 2010, this lease was amended to reduce the annual lease payments by approximately 46%. The lease payments for the first twelve months of the amended lease will total approximately $2.9 million and will increase by approximately 1.25% annually to approximately $3.8 million in the final year of the original term. The amendment did not change the terms of the two options to repurchase the building. The amended lease was assumed by the Company with the authorization of the Bankruptcy Court. Minimum lease payments related to this lease for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively, are approximately $4.6 million, $2.9 million, $3.0 million, $3.1 million and $3.2 million.

  Derivative Instruments

        We have entered into various interest rate swaps with members of our bank group to manage interest expense. At September 30, 2010 we have a floating-to-fixed interest rate swap with a notional amount of $250 million, terminating in January 2011, which effectively converts a portion of our floating-rate debt to a fixed rate. This interest rate swap is not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap are recognized in earnings in the period of the change. As a result of the Chapter 11 Case, this swap is classified in liabilities subject to compromise in the accompanying condensed consolidated balance sheets, and in accordance with ASC Topic 852, the liability is carried at the expected amount of the allowed claim, which approximates the fair value of the swap without adjustments for non-performance risk. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements. As of September 30, 2010, we paid a weighted-average fixed rate of approximately 3.0% and received one-month LIBOR which approximated 0.3% on this interest rate swap.

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

        In accordance with ASC Topic 852, Reorganizations, the Debtors' interest rate swap liabilities are classified as liabilities subject to compromise in our condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009. These interest rate swap liabilities are adjusted to the expected amounts of the allowed claims, which are different than the prepetition carrying amounts of these liabilities as a result of changes in the fair values of these instruments. Gains and losses resulting from adjustments to the carrying values of swap liabilities subject to compromise are recorded in reorganization items in the accompanying condensed consolidated statements of operations.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as an addition to, or reduction of, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps and interest rate cap resulted in an increase in interest expense of approximately $1.7 million and $21.0 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $5.1 million and $60.4 million for the nine months ended September 30, 2010 and 2009, respectively. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase or decrease in interest and other expense from joint ventures in our condensed consolidated statements of operations, and totaled approximately $30,000 and $7.4 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $27.1 million and $12.0 million for the nine months ended September 30, 2010 and 2009, respectively.

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At September 30, 2010, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At September 30, 2010, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

        The following table provides information about our long-term debt at September 30, 2010 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands, unaudited):

	Maturity date	Face amount	Carrying value	Estimated fair value (b)
CMBS Loans, weighted-average interest rate of approximately 5.7%	November 2012 (a)	$2,475,000	$2,475,000	$2,475,000
Land Loan, weighted-average interest rate of approximately 8.5%	February 2011	242,032	242,032	242,032
Revolver, weighted-average interest rate of approximately 5.2%	August 2012	631,107	631,107	631,107
Term Loan, weighted-average interest rate of approximately 4.9%	August 2012	243,125	243,125	243,125
6% senior notes	April 2012	450,000	450,000	76
7 3/4% senior notes	August 2016	400,000	400,000	40
6 1/2% senior subordinated notes	February 2014	442,000	442,000	44
6 7/8% senior subordinated notes	March 2016	660,000	660,000	66
6 5/8% senior subordinated notes	March 2018	300,000	300,000	189
Other debt, weighted-average interest rate of approximately 5.7%	2010 - 2027	79,275	79,275	79,275

Total		$5,922,539	$5,922,539	$3,670,954

(a)
Prior to the maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension.

(b)
The estimated fair values of the senior notes and the senior subordinated notes are based on actual market prices for the most recent trades on or before September 30, 2010. As a result of the Chapter 11 Case, it is impracticable to estimate the fair values of all other long-term debt, therefore the estimated fair values are assumed to be equal to the carrying values, and do not reflect any adjustment related to the Company's credit risk, the potential impact of the Chapter 11 Case on the amounts recoverable by creditors, the proposed Joint Plan of Reorganization, or the "stalking horse" bid.

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

        The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands, unaudited):

	Current Portion as of September 30,
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$2,252,424	$5,375	$334	$356	$378	$2,082	$2,260,949
Weighted-average interest rate	8.7%	5.4%	7.2%	7.2%	7.2%	7.3%	8.7%
Variable-rate	$3,661,298	$37	$254	—	—	—	$3,661,589
Weighted-average interest rate				—	—	—
Interest rate swaps:
Notional amount	$250,000	$—	$—	$—	$—	$—	$250,000
Average payable rate	3.0%	—	—	—	—	—	3.0%
Average receivable rate	0.3%	—	—	—	—	—	0.3%

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

  Lukevich, Scott and St. Cyr Litigation

        On February 4, 2008, Josh Lukevich, Cathy Scott and Julie St. Cyr filed a purported class action complaint against the Company and certain of its subsidiaries in the United States District Court for the District of Nevada, Case No. CV-00141 (the "Federal Court Action"). The plaintiffs are all former employees of the Company or its subsidiaries. The complaint alleged that the Company and its subsidiaries (i) failed to pay its employees for all hours worked, (ii) failed to pay overtime, (iii) failed to timely pay wages and (iv) unlawfully converted certain earned wages. The complaint in the Federal Court Action sought, among other relief, class certification of the lawsuit, compensatory damages in excess of $5,000,000, punitive damages and an award of attorneys' fees and expenses to plaintiffs' counsel.

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

        On or about April 30, 2010, the Company and the plaintiffs reached an agreement to settle all claims asserted or that could have been asserted in the State Court Action. Under the terms of the settlement:

          a.     Persons who were employed by the Company or its subsidiaries at any time between February 4, 2005 and January 28, 2009 will have an aggregate allowed $5 million general unsecured claim in the Company's bankruptcy.

          b.     The Company has set aside approximately $1.3 million in an interest-bearing bank account. After the deduction of fees, costs and other expenses associated with the settlement, the remaining proceeds will be distributed equally to all persons who were employed by the Company or its subsidiaries at any time between January 29, 2009 and the date of the preliminary approval of the settlement by the Bankruptcy Court.

        On June 17, 2010, the State Court Action was removed to United States District Court for the District of Nevada by agreement of the parties.

        On July 16, 2010, the Bankruptcy Court granted preliminary approval of the settlement, and directed the parties to provide notice to the current and former employees covered by the State Court Action of their right to object to the settlement and/or be excluded therefrom. No objections to the settlement were filed.

        On October 26, 2010, the Bankruptcy Court granted final approval of the settlement. Under the terms of the settlement, the settlement funds will be distributed within 20 days from the date that the Bankruptcy Court's final approval order becomes final and non-appealable.

        An expense related to this legal settlement was accrued during the nine months ended September 30, 2010 and the related liability is classified in liabilities subject to compromise in the accompanying condensed consolidated balance sheet.

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

        On July 28, 2010, the Debtors filed the First Amended Joint Plan of Reorganization for Station Casinos, Inc. and Its Affiliated Debtors (the "Joint Plan of Reorganization") and an accompanying Disclosure Statement (the "Disclosure Statement"). The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010. The Bankruptcy Court entered an order confirming the Joint Plan of Reorganization on August 27, 2010.

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

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Joint Plan of Reorganization. The Joint Plan of Reorganization and the Disclosure Statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company concluded its solicitation of acceptance of the Joint Plan of Reorganization and received its confirmation from the Bankruptcy Court on August 27, 2010. Although the Joint Plan of Reorganization was confirmed by the Bankruptcy Court on August 27, 2010, there can be no assurance that the transactions contemplated by the Asset Purchase Agreement or the Joint Plan of Reorganization will be consummated.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, and September 30, 2010, we were not in compliance with the financial covenants, as defined in our Credit Agreement. We have not made scheduled interest payments on the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"),

$300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") or $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes") since February 1, 2009. The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have expired, resulting in an event of default under the indentures governing such indebtedness. In addition as a result of the filing of the Chapter 11 Case, the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have been accelerated and are due and payable, subject to the bankruptcy stay. See Note 1—Overview of Recent Developments for further discussion.

        In addition, the filing of the Chapter 11 Case constitutes an event of default or otherwise triggered repayment obligations under the Company's Credit Agreement, CMBS mortgage loan and related mezzanine financings, Land Loan, 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes, 2012 Senior Notes and corporate office lease. As a result of the Chapter 11 Case, all debt outstanding under such debt arrangements became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law under the Bankruptcy Code. The total amount of the defaults is $6.0 billion and the total arrearage as of the date of filing this Quarterly Report on Form 10-Q is $159.3 million.

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

STATION CASINOS, INC., Registrant
DATE: November 15, 2010	/s/ THOMAS M. FRIEL Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)