Form 10-K
period 2010-12-31
STATION CASINOS INC
filed 2011-03-31
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2010 was $0.

         As of January 31, 2011, there were 41.7 shares outstanding of the registrant's voting common stock and 41,674,838 shares outstanding of the registrant's non-voting common stock.

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

Forward-looking Statements

        When used in this report and elsewhere by management from time to time, the words "may", "might", "could", "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements with respect to our financial condition, results of operations and our business including our reorganization plan, expansions, development and acquisition projects, legal proceedings and employee matters. Certain important factors, including but not limited to, financial market risks, could cause our actual results to differ materially from those expressed in our forward-looking statements. Further information on potential factors which could affect our financial condition, results of operations and business including, without limitation, failure to consummate the Joint Plan of Reorganization, our ability to effect a successful restructuring, the ability to recognize the benefits of the Merger, the impact of the substantial outstanding indebtedness, the ability to maintain existing management, integration of acquisitions, competition within the gaming industry, the cyclical nature of the hotel business and gaming business, economic conditions, development and construction risks, regulatory matters and litigation are included in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

General

        We are a gaming and entertainment company that currently owns and operates ten major hotel/casino properties (two of which are 50% owned) under the Station and Fiesta brand names and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area. Station owns and operate Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Sunset Station Hotel & Casino ("Sunset Station"), Santa Fe Station Hotel & Casino ("Santa Fe Station"), Red Rock Casino Resort Spa ("Red Rock"), Fiesta Rancho Casino Hotel ("Fiesta Rancho"), Fiesta Henderson Casino Hotel ("Fiesta Henderson"), Wild Wild West Gambling Hall & Hotel ("Wild Wild West"), Wildfire Casino—Rancho ("Wildfire Rancho"), Wildfire Casino—Boulder ("Wildfire Boulder"), Gold Rush Casino ("Gold Rush") and Lake Mead Casino. We also own a 50% interest in Green Valley Ranch Resort Spa Casino ("Green Valley Ranch"), Aliante Station Casino + Hotel ("Aliante Station"), Barley's Casino & Brewing Company ("Barley's"), The Greens Gaming and Dining ("The Greens") and Wildfire Lanes and Casino ("Wildfire Lanes"). Station also manages Gun Lake Casino.

Chapter 11 Reorganization

        On November 7, 2007, the Company completed a going private transaction that was sponsored by Frank J. Fertitta III and Lorenzo J. Fertitta and certain affiliates of Colony Capital, LLC ("Colony") (such going private transaction is referred to herein as, the "Merger"). In connection with the Merger, the Company's subsidiary, FCP PropCo, LLC ("Propco"), and certain other subsidiaries of the Company that directly or indirectly own interests in Propco (the "Propco Debtors") entered into a mortgage loan and related mezzanine financings in an aggregate principal amount of $2.475 billion (the "CMBS Loans"). The CMBS Loans were secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "Propco Properties"). In addition, the Company, as borrower, entered into a $900 million senior secured credit agreement (the "Credit

Agreement") which was secured by substantially all of the assets of the Company and its subsidiaries, other than Propco and the Propco Debtors. The Company's $450 million 6% senior notes due April 1, 2012, $400 million 7 3/4% senior notes due August 15, 2016, $450 million 6 1/2% senior subordinated notes due February 1, 2014, $700 million 6 7/8% senior subordinated notes due March 1, 2016 and $300 million 6 5/8% senior subordinated notes due March 15, 2018 (collectively, "Senior and Senior Subordinated Notes") remained outstanding following consummation of the Merger. On February 7, 2008, a wholly owned, indirect subsidiary of the Company ("Landco"), as borrower, entered into a $250 million delay-draw term loan collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan").

        The Merger and related transactions left the Company highly leveraged. Shortly thereafter, the economy in the United States sharply declined, consumer spending deteriorated and the credit markets severely contracted. Foreclosure and unemployment rates in Nevada sharply increased, becoming among the highest in the United States, and many planned construction projects for new casinos in Nevada were delayed or cancelled, causing further deterioration of the Las Vegas economy and reduced discretionary consumer spending by Las Vegas residents. The Company was severely impacted by the economic downturn due to the fact all of its owned casinos are located in Las Vegas and its properties have historically attracted customers from the Las Vegas valley. In addition, the value of real estate in Nevada significantly eroded as a result of the deterioration of the economy.

        Due to the economic conditions following the Merger, including the credit crisis and a decrease in consumer confidence levels, the Company experienced a significant reduction in revenues. Although the Company engaged in cost reductions, reductions in workforce and other efforts to mitigate the impact of the decline in revenues, the results of operations of the Company were materially and adversely impacted by the economic downturn and its ability to service its debt obligations was impaired. In addition, the decline in real estate values in Nevada adversely affected the value of the Company's assets. The resulting deterioration of the Company's results of operations and asset values, coupled with the Company's high leverage and the general unavailability of credit, negatively impacted the Company's ability to service its outstanding indebtedness or otherwise raise capital for restructuring.

        As a result, on July 28, 2009, the Company and certain of its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under Chapter 11 of the Bankruptcy Code. These cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case").

Restructuring Transactions

        On August 27, 2010, the Bankruptcy Court entered an order confirming the Debtors' joint plan of reorganization (the "Plan"). Under the Plan, Station Casinos LLC ("New Station"), a designee of German American Capital Corporation and JP Morgan Chase Bank, N.A., as holders of $1.8 billion in CMBS Loans (the "Mortgage Lenders"), is expected to acquire the Propco Properties and certain related assets in satisfaction of the Mortgage Lenders' existing secured claims against Propco. In conjunction with these transfers to the Company, under the Plan: (i) New Station's voting units are expected to be issued to Station Voteco LLC, which is expected to be owned by designees of the Mortgage Lenders and an entity owned by Frank J. Fertitta III, our Chief Executive Officer, President and a member of our Board of Directors, and Lorenzo J. Fertitta, a member of our Board of Directors, (ii) New Station's non-voting units are expected to be issued to Station Holdco LLC ("Station Holdco"), which is expected to be owned by the Mortgage Lenders, FI Station Investor LLC, a newly formed limited liability company owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("FI Station Investor"), and the holders of the Senior and Senior Subordinated Notes; and (iii) New Station is expected to enter into a new credit agreement (the "Propco Credit Agreement") with the Mortgage Lenders consisting of a term loan facility in the principal amount of $1.6 billion and a revolving credit facility in the amount of $100 million, which revolving credit facility will increase to $150 million upon the prepayment of $50 million of outstanding principal amount under the term loan (the transactions described in clauses (i) through (iii) collectively referred to herein as, the "Propco Restructuring").

        In addition, Station Holdco will issue two classes of warrants to the Mortgage Lenders permitting the Mortgage Lenders to purchase a total of 5% of the non-voting equity of Station Holdco at exercise prices based upon a multiple of the share value of Station Holdco on the Effective Date (as defined herein) of the Plan (the "Mortgage Lender Warrants"). The Mortgage Lenders will sell to FI Station Investor one of the classes of warrants with the right to purchase up to 2.5% of the non-voting equity (the "Fertitta Warrants") and will transfer the remaining 2.5% of the Mortgage Lender Warrants to holders of the mezzanine portion of the CMBS Loans. On or about the Effective Date, FI Station Investor is expected to assign the Fertitta Warrants to an affiliate of Colony. The Mortgage Lender Warrants will have a per unit exercise price equal to two and one-half times the value of the non-voting units on the Effective Date that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. The Fertitta Warrants will have a per unit exercise price equal to three times the value of the non-voting units on the Effective Date that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. For purposes of determining the exercise price of the Mortgage Lender Warrants and the Fertitta Warrants, the per unit value of the non-voting units will be determined based on a total equity value of Station Holdco equal to $200 million, plus the amount of any additional equity issued or capital contributions made as of the Effective Date, plus the amount of any reduction in the debt agreed to by the Mortgage Lenders in exchange for Station Holdco equity (the "Plan Value"). The Mortgage Lender Warrants and the Fertitta Warrants may only be exercised following the earlier of (i) the six and one-half year anniversary of the Effective Date and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco (other than the transactions contemplated by the Plan) and expire on the seventh anniversary of the Effective Date.

        In addition, pursuant to the terms of the Plan, the Company and certain of its subsidiaries have entered into an Asset Purchase Agreement dated as of June 7, 2010, as amended (the "Asset Purchase Agreement") with FG Opco Acquisitions LLC, an entity that is currently owned in whole or in part by Fertitta Entertainment LLC, which is owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("Fertitta Entertainment"), and the Mortgage Lenders and will be owned by the New Station upon consummation of the transactions contemplated by the Asset Purchase Agreement (the "Opco Purchaser"). Pursuant to the terms of the Asset Purchase Agreement, the Opco Purchaser will acquire substantially all of the assets of the Company and certain of its subsidiaries, including Santa Fe Station, Texas Station, Fiesta Henderson, Fiesta Rancho and interests in certain Native American gaming projects (the "Opco Assets"), for a purchase price of $772 million, consisting of the following: (i) an amount in cash equal to $317 million, subject to adjustment pursuant to the terms of the Asset Purchase Agreement; and (ii) $455 million in aggregate principal amount of term loans, subject to adjustment pursuant to the terms of the Asset Purchase Agreement (together with a $25 million revolving credit facility, the "Opco Credit Agreement") (the transactions described in this paragraph, collectively referred to herein as the "Opco Acquisition"). The lenders under the Opco Credit Agreement will be the same lenders as under Station's existing Credit Agreement.

        Pursuant to the terms of the Plan, the proceeds of the sale of the Opco Assets will be distributed to secured creditors of Station in full satisfaction of their claims against Station. The Plan also provides that certain general unsecured creditors of Station ("Opco Unsecured Creditors") will receive warrants (the "Unsecured Creditor Warrants") exercisable for 2.5% of the total equity of Station Holdco. The Unsecured Creditor Warrants will have a per unit exercise price equal to two and one-half times the value of the non-voting units on the Effective Date that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. For purposes of determining the exercise price of the Unsecured Creditor Warrants, the per unit value of the non-voting units will be determined based on the Plan Value. The Unsecured Creditor Warrants may only be exercised following the earlier of (i) the six and one-half year anniversary of the Effective Date and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco (other than the transactions contemplated by the Plan), which expire on the seventh anniversary of the Effective Date.

        In addition, Opco Unsecured Creditors that are "accredited investors" (as defined in the Securities Act of 1933, as amended) will have an opportunity to participate in a rights offering ("Rights Offering") under which they may subscribe for and purchase their pro rata share of 15% of the equity interests of Station Holdco for an aggregate amount of $35.3 million. The Rights Offering may be increased to fund (i) the payment of $50 million pay-down under the Propco Credit Agreement, (ii) a portion of the Opco Acquisition and (iii) the acquisition of Green Valley Ranch, Aliante Station, or any other material gaming operations located with a 100-mile radius of Las Vegas, provided that the aggregate purchase price payable for additional units so offered in the Rights Offering will not exceed $64.7 million. Certain affiliates of Fidelity Management & Research Company, Oaktree Capital Management, L.P. and Serengeti Asset Management, LP (the "Put Parties") will purchase at least one-half of the equity interests of Station Holdco offered pursuant to the Rights Offering and have committed to purchase the remainder of the equity interests of Station Holdco offered pursuant to the Rights Offering on or before June 30, 2011, to the extent that such equity interests are not purchased by other Opco Unsecured Creditors (the "Equity Put"). In consideration for their agreement to purchase equity interests that are not purchased by other Opco Unsecured Creditors, the Put Parties will receive a $3 million cash payment on the Effective Date and reimbursement of expenses in an amount of up to $1.7 million.

        Claimants with respect to the Land Loan are expected to enter into an amended and restated credit agreement related to the Land Loan (the "Restructured Land Loan"). Pursuant to the terms of the Restructured Land Loan, the principal outstanding is expected to be reduced to $105 million in exchange for warrants to purchase 60% of the outstanding equity interests of Landco exercisable for nominal consideration (the "Landco Warrants" and together with the Mortgage Lender Warrants, the Fertitta Warrants and the Unsecured Creditor Warrants, the "Warrants").

        On March 9, 2011, Station GVR Acquisition, LLC (the "GVR Purchaser"), an indirect subsidiary of New Station, and Green Valley Ranch Gaming, LLC (the "GVR Seller") entered into an Asset Purchase Agreement (the "GVR Asset Purchase Agreement"), pursuant to which the GVR Purchaser will purchase substantially all of the assets and assume certain specified liabilities of the GVR Seller for $500 million through a prepackaged plan of reorganization (the "GVR Acquisition"). The consummation of the transactions contemplated by the GVR Asset Purchase Agreement is subject to, among other things, the bankruptcy court entering a confirmation order confirming the chapter 11 plan of reorganization of the GVR Seller.

        On March 22, 2011, the subsidiaries of the Company that are sellers under the Asset Purchase Agreement and the Company's 50%-owned joint ventures Green Valley Ranch Gaming, LLC and Aliante Gaming, LLC ("Aliante") commenced a solicitation of approvals for a prepackaged plan of reorganization (the "Subsidiary Plan") to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante, pursuant to which its lenders would receive the equity of Aliante and $45 million in secured loans in exchange for their claims. We expect that the Chapter 11 cases for such subsidiaries (the "Subsidiary Chapter 11 Cases") will be filed in the second quarter of 2011.

        Following consummation of the Plan it is expected that New Station and its subsidiaries will enter into long-term management contracts with affiliates of Fertitta Entertainment to manage the Propco Properties and the Opco Assets (the "Management Agreements"). The Propco Restructuring, the Opco Acquisition,

the GVR Acquisition, the issuance of the Warrants, the Rights Offering, the Equity Put, entry into the Management Agreements and the Restructured Land Loan are referred to herein collectively as the "Restructuring Transactions."

        Although the Plan was confirmed by the Bankruptcy Court on August 27, 2010, consummation of the Plan is subject to the satisfaction of certain conditions precedent, including among other things, (i) the Bankruptcy Court shall have authorized the assumption and rejection of certain contracts of the Debtors, (ii) all documents necessary to implement the Restructuring Transactions contemplated by the Plan, including but not limited to the equityholders agreement to be entered into upon emergence from bankruptcy among the Company, its equityholders and its subsidiaries (the "Equityholders Agreement"), the Opco Credit Agreement, the Propco Credit Agreement, the Restructured Land Loan and the Warrants, shall be in form and substance reasonably acceptable to the Debtors, and (iii) all necessary regulatory approvals, including but not limited to necessary approvals of the Nevada Gaming Authorities (as defined herein), will have been obtained (the date upon which the actions described in clauses (i) through (iii) are completed is referred to herein as the "Effective Date"). The Company currently expects that the Effective Date will occur by June 30, 2011, although the Company cannot assure you that the required regulatory approvals will be obtained, that conditions to consummation of the Plan will be satisfied by that date, or at all, or that the Company will be successful in implementing the Plan in the form contemplated, or at all.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Subsidiary Plan. There can be no assurance that a sufficient percentage or number of lenders will accept the Subsidiary Plan or that the Bankruptcy Court will confirm such plan. In addition, if the Subsidiary Plan is not accepted, confirmed or consummated, there can be no assurance that the Company will be able to successfully develop, prosecute, confirm and consummate a plan of reorganization that is acceptable to the Bankruptcy Court and to the creditors, equity holders and other parties in interest of the GVR Seller and Aliante.

        Following the consummation of the Plan, the Company and certain of the other Debtors will be dissolved and, except to the extent set forth in the Plan, none of New Station, Fertitta Entertainment, FI Station Investor nor any of their respective affiliates will succeed to the assets or liabilities of the Company or the other Debtors.

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

  Provide a High-Value Experience

        Because we target the repeat customer, we are committed to providing a high-value entertainment experience for our customers in our restaurants, hotels, casinos and other entertainment amenities. We develop regional entertainment destinations for locals that include other amenities such as spas, movie theaters, bowling centers, ice skating, live entertainment venues and child care facilities. In addition, we believe the value offered by restaurants at each of our casino properties is a major factor in attracting local gaming customers, as dining is a primary motivation for casino visits by many locals. Through their restaurants, each of which has a distinct style of cuisine, our casino properties offer generous portions of high-quality food at reasonable prices. In addition, our operating strategy focuses on slot and video poker machine play. Our target market consists of frequent gaming patrons who seek a friendly atmosphere and convenience. Because locals and repeat visitors demand variety and quality in their slot and video poker machine play, our casino properties offer the latest in slot and video poker technology.

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

  Marketing and Promotion

        We employ an innovative marketing strategy that utilizes frequent high-profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to aggressive marketing through television, radio and newspaper advertising, we have created and sponsored promotions that have become a tradition in the locals' market.

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

        We are heavily focused on using cutting-edge technology to drive customer traffic with products such as our Jumbo Brand products, which include "Jumbo Pennies," "Jumbo Bingo," "Jumbo Keno" and "Jumbo Hold'Em." Other products include "Xtra Play Cash" and "Sports Connection," among others. We believe that these products create sustainable competitive advantages and distinguish us from our competition.

Growth Strategy

        Due to the current state of the Las Vegas economy, we have no short-term expansion plans but may pursue acquisitions. Our long-term growth strategy includes the master-planned expansion of our existing gaming facilities in Nevada, the development of gaming facilities on certain real estate we own or are under contract to acquire in the Las Vegas valley and Reno, Nevada, the evaluation and pursuit of additional acquisition or development opportunities in Nevada and other gaming markets and the pursuit of additional management agreements with Native American tribes.

Properties

        Set forth below is certain information as of December 31, 2010 concerning our properties, all of which we own and/or operate except as otherwise indicated. The properties are more fully described following the table.

	Hotel Rooms (1)	Slots (2)	Gaming Tables (3)	Parking Spaces (4)	Acreage
Casino Properties
Palace Station	1,011	1,760	47	2,600	30
Boulder Station	300	2,760	33	4,800	54
Texas Station	200	2,006	27	5,900	47
Sunset Station	457	2,463	41	5,500	82
Santa Fe Station	200	2,825	40	5,200	39
Red Rock	815	2,995	66	6,800	64
Green Valley Ranch (50% owned)	495	2,407	48	3,900	40
Aliante Station (50% owned)	202	2,013	44	4,800	40
Fiesta Rancho	100	1,460	15	2,050	25
Fiesta Henderson	224	1,618	16	3,000	46
Other Properties
Wild Wild West	262	198	6	600	19
Wildfire Rancho	—	196	—	265	5
Wildfire Boulder	—	167	—	230	2
Gold Rush	—	147	—	125	1
Lake Mead Casino	—	87	—	64	3
Barley's (50% owned)	—	199	—	—	—
The Greens (50% owned)	—	37	—	—	—
Wildfire Lanes (50% owned)	—	197	—	—	—

(1)
For the year ended December 31, 2010, room occupancy for hotel operations was 80%, the average daily room rate was $70, and revenue per available room was $56.

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

        Palace Station's seven full-service restaurants have a total of approximately 1,300 seats. These restaurants offer a variety of high-quality food at reasonable prices, including the Grand Café, Feast Buffet, The Broiler Steaks and Seafood, Pasta Palace (an Italian restaurant), Cabo Mexican Restaurant, an 18-seat Oyster Bar and Food Express Chinese Restaurant. In addition to these restaurants, Palace Station offers various fast-food outlets and the Louie Anderson Theater featuring Bonkers Comedy Club.

  Boulder Station

        Boulder Station, which opened in August 1994, is strategically located on Boulder Highway, immediately adjacent to the Interstate 515 interchange. Station believes that this highly visible location at this well-traveled intersection offers a competitive advantage relative to existing hotels and casinos located on Boulder Highway. Boulder Station is located approximately four miles east of the Las Vegas Strip and approximately four miles southeast of downtown Las Vegas. Boulder Station features a turn-of-the-20th-century railroad station theme with non-gaming amenities including five full-service restaurants, a 750-seat entertainment lounge, six additional bars, an 11-screen movie theater complex, a Kid's Quest child care facility, a swimming pool, a non-gaming video arcade and a gift shop.

        Boulder Station's five full-service restaurants have a total of over 1,400 seats. These restaurants offer a variety of high-quality meals at reasonable prices, including the Grand Café, Feast Buffet, The Broiler Steaks and Seafood, Pasta Palace (an Italian restaurant) and Guadalajara Bar & Grille (a Mexican restaurant). In addition to these restaurants, Boulder Station offers various fast-food outlets.

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

        Texas Station's five full-service restaurants have a total of approximately 1,200 seats. These restaurants offer a variety of high-quality food at reasonable prices, including Coco's Bakery & Restaurant, Austins Steakhouse, San Lorenzo (an Italian restaurant), Feast Buffet (featuring seven different food stations) and Texas Star Oyster Bar, which has 110 seats. In addition to the Texas Station-themed restaurants, guests may also enjoy the unique features of several bars and lounges including Martini Ranch, Whiskey Bar, Garage Bar, A Bar and South Padre Honky Tonk. Texas Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Sunset Station

        Sunset Station, which opened in June 1997, is strategically located at the intersection of Interstate 515 and Sunset Road. Multiple access points provide customers convenient access to the gaming complex and parking areas. Situated in a highly concentrated commercial corridor along Interstate 515, Sunset Station has prominent visibility from the freeway and the Sunset commercial corridor. Sunset Station is located approximately nine miles east of McCarran International Airport and approximately seven miles southeast of Boulder Station. Sunset Station features a Spanish/Mediterranean-style theme with non-gaming amenities including seven full-service restaurants themed to capitalize on the familiarity of the restaurants at Station's other properties, a 520-seat entertainment lounge, a 4,000-seat outdoor amphitheater, eight additional bars, a gift shop, a non-gaming video arcade, a 13-screen movie theater complex, a 72-lane bowling center, a Kid's Quest child care facility and a swimming pool.

        Sunset Station's seven full-service restaurants have a total of approximately 2,100 seats featuring "live-action" cooking and simulated patio dining. These restaurant facilities offer a variety of high-quality food at reasonable prices, including the Grande Café, Sonoma Cellar Steakhouse, Capri Italian Ristorante, Guadalajara Bar & Grille (a Mexican restaurant), Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Hooter's and a 65-seat Oyster Bar. Guests may also enjoy the Gaudi Bar, a centerpiece of the casino featuring over 8,000 square feet of stained glass. Sunset Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Santa Fe Station

        In October 2000, Station purchased Santa Fe Station which is strategically located at the intersection of Highway 95 and Rancho Drive, approximately five miles northwest of Texas Station. Santa Fe Station features non-gaming amenities including four full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 500-seat entertainment lounge, seven additional bars, a 60-lane bowling center, a 16-screen movie theater complex, a Kid's Quest child care facility and over 14,000 square feet of meeting and banquet facilities.

        Santa Fe Station's four full-service restaurants have a total of approximately 1,000 seats, which include The Charcoal Room (a steakhouse), Cabo Mexican Restaurant, a 24-hour café, and the Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Guests may also enjoy Revolver Saloon and Dance Hall or 4949 Lounge, a centerpiece of the casino. Santa Fe Station also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Red Rock

        Red Rock, which opened in April 2006, is strategically located on Charleston Boulevard at the Interstate 215/Charleston interchange in the Summerlin master-planned community in Las Vegas, Nevada. Red Rock features an elegant desert oasis theme with a contemporary design, offering 815 hotel rooms featuring ultra-modern design filled with the most up-to-date luxury amenities. In addition to its standard guestrooms, the hotel offers six styles of suites, including one-of-a-kind custom villas and penthouse suites. Additional non-gaming amenities include nine full-service restaurants, a 16-screen movie theater complex, 94,000 square feet of meeting and convention space, a full-service spa, a 72-lane bowling center and a Kid's Quest child care facility.

        Red Rock's nine full-service restaurants have a total of approximately 1,600 seats and include Hachi (a contemporary Japanese restaurant), T-bones Chophouse, Terra Rossa (an Italian restaurant), Cabo Mexican Restaurant, the Grand Café, Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Sand Bar, Yard House and LBS: A Burger Joint (a gourmet burger restaurant). In addition, Red Rock features numerous bars and lounges including Rocks Lounge offering free live entertainment, Onyx Bar, Sand Bar and Lucky Bar. Red Rock also offers a variety of fast-food outlets to enhance the customers' dining selection.

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

        Green Valley Ranch's eight full-service restaurants include the China Spice (a Chinese restaurant), Sushi+Sake, Terra Verde (an Italian restaurant), Hank's Fine Steaks and Martinis, The Original Pancake House, Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine, Tides Oyster Bar and Turf Grill. Green Valley Ranch also offers a variety of fast-food outlets to enhance the customers' dining selection. Guests may also enjoy the Drop Bar, a centerpiece of the casino, The Lobby Bar, which is open to the hotel entrance and the pool area, and Ovation, an entertainment lounge.

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

        Aliante's six full-service restaurants include MRKT Sea and Land, Il Vino Cucina & Wine Bar, Camacho's (a Mexican restaurant), The Original Pancake House, TGI Friday's and Feast Buffet, a live action buffet featuring Mexican, Italian, barbecue, American and Chinese cuisine. Aliante also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Fiesta Rancho

        Fiesta Rancho was purchased by Station in January 2001 and is strategically located at the intersection of Lake Mead Boulevard and Rancho Drive in North Las Vegas across from Texas Station. Fiesta Rancho features a Southwestern theme with non-gaming amenities including three full-service restaurants, a gift shop, a non-gaming video arcade, a swimming pool, a 600-seat entertainment lounge, a regulation-size ice skating rink and three additional bars.

        Fiesta Rancho's three full-service restaurants have a total of over 870 seats, and include a 24-hour Denny's Restaurant, Garduno's (a Mexican restaurant), and Festival Buffet. Fiesta Rancho also offers a variety of fast-food outlets to enhance the customers' dining selection.

  Fiesta Henderson

        Fiesta Henderson was purchased by Station in January 2001 and is strategically located at the intersection of Interstate 215 and Interstate 515 in Henderson, Nevada. The property features four full-service restaurants, a 12-screen movie theater complex, a gift shop, a swimming pool, three bars and lounges and meeting space.

        Fiesta Henderson's four full-service restaurants have a total of approximately 1,100 seats, and include a 24-hour Denny's Restaurant, Fuego Steakhouse, Amigo's Mexican Cantina and Festival Buffet. Fiesta Henderson also offers a variety of fast-food outlets to enhance the customers' dining selection.

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

Managed Properties

  Gun Lake Casino

        We manage the Gun Lake Casino in Allegan County, Michigan, which opened in February 2011, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe.

        On November 13, 2003, Station agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). MPM has entered into development and management agreements with the Gun Lake Tribe, pursuant to which MPM agreed to assist the tribe in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. Gun Lake Casino, is located on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,400 slot machines, 28 table games and various dining options.

        The Sixth Amended and Restated Management Agreement (the "Gun Lake Management Agreement") has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM operating agreement, Station's portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

Expansion Strategy

  Selection Criteria

        We believe that a highly visible location, convenient access and ample parking are critical factors in attracting local patronage and repeat visitors. Additionally, sites must be large enough to support multi-phased, master-planned growth to capitalize on growing demand in incremental stages. We select sites that are located within a dense population base which generally are adjacent to high-traffic surface streets and interstate highways. We believe that each of our casino properties' locations has provided us with a significant competitive advantage to attract our targeted customer base. In the Las Vegas metropolitan area, as a result of Senate Bill 208, there are a limited number of sites available for development off of "The Strip" or downtown and we control a number of these sites.

  Master-Planned Development

        No master-planned development is currently contemplated, but our long-term master-planned expansion strategy includes the master-planned expansion of our existing and future gaming locations. In designing project sites, we plan and engineer for multi-phased facility expansions to accommodate future growth and to allow us to develop dominant properties. A project's master-planned design typically allows the option of adding hotel rooms, casino space, parking structures and non-gaming entertainment such as movie theaters, additional restaurants, retail shops and various other entertainment venues.

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

  Development and Acquisition Opportunities

        We have acquired several parcels of land in the Las Vegas valley, northern California and Reno, Nevada, which could be used for new casino development or other associated development. We also evaluate other development and acquisition opportunities in current and emerging gaming markets, including land-based, dockside, riverboat and Native American gaming. Our decision whether to proceed with any new gaming development or acquisition opportunity is dependent upon future economic and regulatory factors, the availability of financing and competitive and strategic considerations, many of which are beyond our control.

Land Held for Development

        As of December 31, 2010, we had $240.8 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 772 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (96 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 58 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center. During the year ended December 31, 2010, options to purchase approximately 10 acres of land near the Wild Wild West expired, and we terminated the lease on 2.5 acres near the Cactus site.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at December 31, 2010. In March 2011, we were notified by the lessor that the lease had been terminated. We are currently in negotiations regarding possible modifications to this lease, however we can provide no assurance that we will be able to reach an agreement with the lessor.

        In November 2010 we terminated the ground lease and option agreement on a 2.5 acre parcel adjacent to our 58 acre site at the southern end of Las Vegas Boulevard at Cactus Avenue.

Native American Development

  The Federated Indians of Graton Rancheria

        We have entered into development and management agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, we will assist the FIGR in developing, financing and operating a gaming and entertainment project to be located near the City of Rohnert Park in Sonoma County, California.

        The management agreement has a term of seven years from the date of opening of the project and Station will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. Station will also receive a development fee equal to 2% of the cost of the project upon the opening of the project. The National Indian Gaming Commission (the "NIGC") has approved the management agreement for Class II gaming at the planned facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games. The FIGR and Station may also pursue approval of Class III gaming, which would permit casino-style gaming, at the planned facility. Class III gaming would require an approved compact with the State of California and approval by the NIGC of a modification to the existing management agreement, or a new management agreement, permitting Class III gaming.

        During 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the "BIA") accepted approximately 254 acres of land owned by Station into trust on behalf of the FIGR for the development of the project by Station and the FIGR.

        The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. Prior to obtaining third-party financing, Station will contribute significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

  North Fork Rancheria of Mono Indian Tribe

        We have entered into development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California, pursuant to which we will assist the Mono in developing, financing and operating a gaming and entertainment facility to be located in Madera County, California. The management agreement has a term of seven years from the opening of the facility and provides for a management fee of 24% of the facility's net income.

        In 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact. The compact is subject to approval by the California Legislature and, if approved, will regulate gaming at the Mono's proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the California Legislature will approve the compact.

        As currently contemplated, the facility will include slot machines, table games, restaurants, a hotel and entertainment amenities. Development of the project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the management agreement by the NIGC.

        The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. Prior to obtaining third-party financing, we will contribute significant financial support to the project, even though there can be no assurances as to when, or if, the necessary approvals will be obtained.

  Mechoopda Indian Tribe

        We have entered into development and management agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe, pursuant to which we agreed to assist the MITCR in developing, financing and operating a gaming and entertainment facility to be located in Butte County, California. Under the terms of the development agreement, we have advanced approximately $11.9 million toward the development of this project through December 31, 2010, which was expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. As a result of the continued economic downturn and thus the revised expected potential of the project, we do not expect to proceed with the development of this project, and have written off the associated long-term asset.

Seasonality

        Our cash flows from operating activities are seasonal in nature. Our operating results are traditionally the strongest in the first quarter and the fourth quarter, and traditionally the weakest during the third quarter

Environmental Matters

        Compliance with federal, state and local laws enacted for the protection of the environment to date had no material effect upon Station's capital expenditures, earnings or competitive position and we do not anticipate any material adverse effects in the future based on the nature of our future operations.

Employees

        As of January 31, 2011, we had approximately 12,224 employees in Nevada, which includes Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes. None of our properties is currently subject to any collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at certain of our properties in the past, and we believe that such efforts are ongoing at this time.

Competition

        Our properties face competition from all other casinos and hotels in the Las Vegas area, including to some degree, from each other. In addition, we face competition from all smaller non-restricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area. As of December 31, 2010, there were approximately 1,400 restricted gaming locations with approximately 14,000 slot machines. We compete with other hotel/casinos and restricted gaming locations by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. Additionally, our properties are strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons. Currently, there are approximately 38 major gaming properties located on or near the Las Vegas Strip, 16 located in the downtown area and several located in other areas of Las Vegas. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on our business.

        We also face competition from 159 non-restricted gaming locations in the Clark County area primarily targeted to the local and the repeat visitor markets. Some of these competitors have completed construction or expansions and other existing competitors have projects under construction. Although we have competed strongly in these marketplaces, there can be no assurance that additional capacity will not have a negative impact on our business.

        In 1997, the Nevada legislature enacted Senate Bill 208. This legislation identified certain gaming enterprise districts wherein casino gaming development would be permitted throughout the Las Vegas valley and established more restrictive criteria for the establishment of new gaming enterprise districts. Station believes the growth in gaming supply in the Las Vegas locals' market has been, and will continue to be, limited by the provisions of Senate Bill 208.

        To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world, with state sponsored lotteries, on-and-off-track wagering on horse and other races, card rooms, online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we will. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land will result in strong competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.

        Native American gaming in California, as it currently exists, has had little, if any impact on Station's Nevada operations to date, although there are no assurances as to future impact. In total, the State of California has signed and ratified Tribal-State Compacts with 67 Native American tribes. Currently there are 58 Native American casinos in operation in the State of California. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games (including "21") on Native American lands. A banking game is one in which players compete against the licensed gaming establishment rather than against one another. A percentage game is one in which the house does not directly participate in the game, but collects a percentage from it which may be computed from the amount of bets made, winnings collected, or the amount of money changing hands. It is not certain if any expansion of Native American gaming in California will affect our Nevada operations given that visitors from California make up Nevada's largest visitor market. Increased competition from Native American gaming may result in a decline in our revenues and may have a material adverse effect on our business.

Regulation and Licensing

        We are subject to extensive state and local regulation and licensing and gaming authorities have significant control over our operations. Following is a detailed discussion of regulatory and licensing matters.

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

        Our direct and indirect subsidiaries that conduct gaming operations in Nevada are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Palace Station Hotel & Casino, Inc. ("PSHC"), Boulder Station, Inc. ("BSI"), Texas Station, LLC ("TSL"), Sunset Station, Inc. ("SSI"), Tropicana Station, Inc. ("TRSI"), Santa Fe Station, Inc. ("SFSI"), Charleston Station, LLC. ("CSL"), Fiesta Station, Inc. ("FSI"), Rancho Station, LLC ("RSL"), Lake Mead Station, Inc. ("LMSI"), Gold Rush Station, LLC ("GRS"), Magic Star Station, LLC ("MSS") and LML Station, LLC ("LML") have received licenses to conduct non-restricted gaming operations. In addition, the GVR Seller has received licenses to conduct non-restricted gaming operations at Green Valley Ranch and Aliante has received licenses to conduct non-restricted gaming operations at Aliante Station Casino + Hotel. Our ownership in the GVR Seller and Aliante are owned through intermediary companies known as GV Ranch Station, Inc. ("GVRS") and Aliante Station, LLC/Aliante Holding, LLC (collectively "ASL-AHL") respectively. Both GVRS and ASL-AHL are licensed as members and managers of the GVR Seller and Aliante respectively. Town Center Amusements, Inc., a Limited Liability Company ("TCAI") has been licensed to conduct non-restricted gaming operations at Barley's Casino & Brewing Company ("Barley's"), a micro brewery and casino located in Henderson, Nevada. Greens Café, LLC ("GC") has been licensed to conduct non-restricted gaming operations at The Greens, a restaurant and bar located in Henderson, Nevada and Sunset GV, LLC ("SGV") has been licensed to conduct non-restricted gaming operations at Wildfire Casino & Lanes ("Wildfire Lanes"), formerly Renata's Supper Club, a casino located in Henderson, Nevada. Station's ownership in TCAI, GC and SGV is held through an intermediary company known as Green Valley Station, Inc. ("GVSI"), which is licensed as a member and manager of TCAI, GC and SGV. We also own a minority interest in Fiesta Palms, LLC, d.b.a. Palms Casino Resort, which we hold through our subsidiary, Palms Station, LLC ("PSL"). Station is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of PSHC, BSI, TSL, SSI, TRSI, GVSI, SFSI, CSL, GVRS, FSI, RSL, LMSI, GRS, MSS and LML. We are also licensed as a manufacturer and distributor of gaming devices. PSHC, BSI, SSI, TRSI, GVSI, GVRG, FSI, SFSI and LMSI are each a corporate gaming licensee and TCAI, TSL, the GVR Seller, RSL, GRS, MSS, GC, PSL, LML, SGV, CSL, SFSI and Aliante are each a limited liability company licensee (individually a "Gaming Subsidiary" and collectively the "Gaming Subsidiaries") under the terms of the Nevada Act. As a Registered Corporation, Station is required periodically to submit detailed financial and operating reports to the Nevada Commission and the Nevada Board and furnish any other information, which the Nevada Commission or the Nevada Board may require. No person may become a stockholder or holder of an interest of, or receive any percentage of profits from the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Station and the Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (individually, a "Gaming License" and collectively, the "Gaming Licenses") required in order to engage in gaming activities in Nevada.

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

        The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of re-capitalization proposed by the Registered Corporation's Board of Directors or similar governing entity in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

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

  Nevada Liquor Regulations

        The sale of alcoholic beverages at Palace Station, Wildfire Rancho and Santa Fe Station is subject to licensing control and regulation by the City of Las Vegas. Red Rock, Boulder Station and Wild Wild West are subject to liquor licensing control and regulation by the Clark County Board. Texas Station, Fiesta Rancho, and Aliante Station are subject to liquor licensing control and regulation by the City of North Las Vegas. Sunset Station, Green Valley Ranch, Fiesta Henderson, Barley's, Gold Rush, Wildfire Boulder, The Greens, Lake Mead Casino and Wildfire Lanes are subject to liquor licensing control and regulation by the City of Henderson. All liquor licenses are revocable and are not transferable without first procuring the requisite approvals. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gaming Subsidiaries.

  Native American Gaming Regulations

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

        The IGRA established three separate classes of tribal gaming—Class I, Class II and Class III. Class I gaming includes all traditional or social games solely for prizes of minimal value played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punchboards, instant bingo (and electronic or computer-aided versions of such games) and non-banked card games (those that are not played against the house), such as poker. Class III gaming is casino-style gaming and includes banked table games such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering, which is a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers.

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

        Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value... in consideration of services for said Indians relative to their lands... unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Native American lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other things of value paid to any person by any Native American or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. We believe that we have complied with the requirements of Section 81 with respect to our management contract for Thunder Valley, which expired in June 2010, and intend to comply with Section 81 with respect to any other contract to manage casinos located on Native American land in the United States.

        Native American tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Therefore, persons engaged in gaming activities, including Station, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by the IGRA. The NIGC may determine that some or all of the ordinances require amendment, and those additional requirements, including additional licensing requirements, may be imposed on us. On July 15, 2010, the NICG provided MPM and Gun Lake with notice of approval of the Gun Lake management agreement. The possession of valid licenses from the Gun Lake Tribal Gaming Authority is an ongoing condition of our management agreement with that tribe. Lastly, on October 1, 2010, the NIGC informed Station that the FIGR and the NIGC approved the management agreement by and between the FIGR and Station for Class II gaming at the planned gaming and entertainment facility.

        Several bills have been introduced in Congress that would amend the IGRA. While there have been a number of technical amendments to the IGRA, to date there have been no material changes. Any amendment of the IGRA could change the governmental structure and requirements within which tribes could conduct gaming, and may have an adverse effect on our results of operations or impose additional regulatory or operational burdens.

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

ITEM 1A.    RISK FACTORS.

        We are subject to a number of risks including our ability to successfully reorganize the Company in the Chapter 11 Case and general business and financial risk factors. Any or all of such factors below, could have a material adverse affect on our business, financial condition or results of operations.

        Before making an investment decision, the investor should carefully consider the risks and uncertainties described below together with all of the information included or incorporated by reference in this Annual Report on Form 10-K and our other public filings made with the SEC before making an investment decision with respect to our securities. The following risk factors set forth the risks that we believe are material to our business, financial condition, assets, operations and equity interests. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to our Business

The Chapter 11 Case may materially adversely affect our business, results of operations and prospects.

        Risk factors involving the Chapter 11 Case include, but are not limited to, the following:

  •
  There can be no assurance that the Plan will be consummated or, if it is not consummated, that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Case that are acceptable to the Bankruptcy Court and the Company's creditors, equity holders and other parties in interest.

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

The bankruptcy filing has had a negative impact on our image and may negatively impact our business going forward.

        As a result of the Chapter 11 Cases, we have been the subject of negative publicity which has had an impact on our image. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to continue to do business with us and could materially adversely affect our business, financial condition, future business prospects and results of operations. The impact of this negative publicity cannot be accurately predicted or quantified.

There is doubt about our ability to continue as a going concern.

        The audited consolidated financial statements of the Company contained elsewhere in this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern. However, the report of the independent registered public accounting firm on the financial statements of the Company as of and for the year ended December 31, 2010 includes an explanatory paragraph describing the existence of substantial doubt about our ability to continue as a going concern. This report, as well as the uncertainty regarding the eventual outcome of the Chapter 11 Cases may adversely impact our relationships with vendors, ability to attract customers to our casino properties, attract and retain key executive employees and maintain and promote its properties, which could materially adversely affect our results of operations.

We have incurred operating losses in recent fiscal periods. Unless we are able to improve our results of operations, we may be unable to generate sufficient cash flows to meet our debt obligations and finance all operating expenses, working capital needs and capital expenditures.

        We incurred operating losses of $209.1 million, $1.2 billion and $3.2 billion for the years ended December 31, 2010, 2009 and 2008, respectively. We may incur operating losses in the future. We may be unable to generate sufficient revenues and cash flows to service our debt obligations as they come due, finance capital expenditures and meet our operational needs. Any one of these failures may preclude us from, among other things:

  •
  maintaining or enhancing our casino properties;

  •
  taking advantage of future opportunities;

  •
  growing our business; or

  •
  responding to competitive pressures.

        Further, our failure to generate sufficient revenues and cash flows could lead to cash flow and working capital constraints, which may require us to seek additional working capital. We may not be able to obtain such working capital when it is required. Further, even if we were able to obtain additional working capital, it may only be available on unfavorable terms. For example, we may be required to take on additional debt, the interest costs of which could adversely affect our results of operations and financial condition.

        Limited liquidity and working capital may also restrict our ability to maintain and update our casino properties, which could put us at a competitive disadvantage to casinos offering more modern and better maintained facilities.

Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

        Consumer demand for casino hotel properties, such as our casino properties, is sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, the current housing and credit crisis, the impact of high energy and food costs, the potential for continued bank failures, perceived or actual changes in disposable consumer income and wealth, effects or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer and materially and adversely affect our business and results of operations. The current housing crisis and economic slowdown in the United States has resulted in significant unemployment in our key markets and a significant decline in the amount of tourism and spending in Las Vegas. This decline has adversely affected us, and may continue to adversely affect our financial condition, results of operations and cash.

The economic downturn may be protracted in our key markets and may continue to negatively impact our revenues and other operating results.

        Our casino properties draw a substantial number of customers from the Las Vegas valley, as well as certain geographic areas, including Southern California, Arizona and Utah. The economies of these areas have been, and may continue to be, negatively impacted due to a number of factors, including the credit crisis and a decrease in consumer confidence levels. The resulting severe economic downturn and adverse conditions in the local markets have negatively affected our operations, and may continue to negatively affect our operations in the future. Based on information from the Las Vegas Convention and Visitors Authority, gaming revenues in Clark County for the year ended December 31, 2010 increased 0.8% from the level in the comparable period of the prior year. Las Vegas gaming revenues and operators were severely negatively impacted by the economic downturn and there can be no assurance that gaming revenues will not decrease in future periods. In addition, the residential real estate market in the United States, and in particular Las Vegas, has experienced a significant downturn due to declining real estate values. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. In addition, the Las Vegas and our other target markets continue to experience and high rates of unemployment. All of these factors have materially and adversely affected our results of operations. Further declines in real estate values in Las Vegas and the United States and continuing credit and liquidity concerns could continue to have an adverse affect on our results of operations. Although we and other gaming companies have experienced a decrease in revenues, certain costs remain fixed or even increase resulting in decreased earnings or net losses. Gaming and other leisure activities that we offer represent discretionary expenditures and participation in such activities has been particularly adversely impacted as a result of the economic downturn because consumers have less disposable income to spend on discretionary activities. The current economic condition has adversely affected consumer spending at our gaming operations and related facilities and may continue to adversely affect our business.

        Furthermore, other uncertainties, including national and global economic conditions, other global events, or terrorist attacks or disasters in or around Southern Nevada could have a significant adverse effect on our business, financial condition and results of operations. Our casino properties use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the substantial increase in the cost of electricity, natural gas and gasoline in the United States has negatively affected our operating results. Because we are a highly leveraged company, if adverse regional and national economic conditions persist or worsen, the decreased revenues from our casino properties attributable to decreases in consumer spending levels may result in a failure to satisfy additional financial and other restrictive covenants to which we are subject under our outstanding indebtedness. Furthermore, due to the existing uncertainty in the capital and credit markets, we may not be able to refinance our then-existing debt or obtain additional credit facilities on terms acceptable to us or at all.

We depend on the Las Vegas locals and repeat visitor markets as our key markets. As a result, we may not be able to attract a sufficient number of guests and gaming customers to make our operations profitable.

        Our operating strategies emphasize attracting and retaining customers from the Las Vegas local and repeat visitor market. Our casino properties are dependent upon attracting Las Vegas residents. We cannot be sure that we will be able to attract a sufficient number of guests, gaming customers and other visitors in Nevada to make our operations profitable. In addition, our strategy of growth through master-planning of our casinos for future expansion, was developed, in part, based on projected population growth in Las Vegas. During the economic downturn, the Las Vegas valley has not experienced population growth at the expected rates or at the same rates as it experienced prior to the economic downturn. There can be no assurance that population growth in Las Vegas will return to levels that justify future development, additional casinos or expansion of our current casino properties or that we will be able to successfully adapt our business strategy to the current economic downturn or any further economic slowdown.

We face substantial competition in the gaming industry and may experience a loss of market share.

        Our casino properties face competition from all other casinos and hotels in the Las Vegas area including, to some degree, from each other. In addition, our casino properties face competition from all smaller non-restricted gaming locations and restricted gaming locations (locations with 15 or fewer slot machines) in the greater Las Vegas area, including those that primarily target the local and repeat visitor markets. Major additions, expansions or enhancements of existing properties or the construction of new properties by competitors, could also have a material adverse effect on our business. For further details on competition in the gaming industry that will affect our business, see "Item 1. Business—Competition."

        To a lesser extent, our casino properties compete with gaming operations in other parts of the state of Nevada, such as Reno, Laughlin and Lake Tahoe, and other gaming markets in the United States and in other parts of the world, with state sponsored lotteries, on-and-off-track pari-mutuel wagering, a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers, card rooms and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land will result in strong competition that could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.

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

We are subject to litigation in the ordinary course of our business. An adverse determination with respect to any such disputed matter could result in substantial losses.

        We are, from time to time, during the ordinary course of operating our businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to our properties. In addition, there are litigation risks inherent in any construction or development of any of our casino properties. Certain litigation claims may not be covered entirely or at all by our insurance policies or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on our businesses and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.

We may incur delays and budget overruns with respect to future construction projects. Any such delays or cost overruns may have a material adverse effect on our operating results.

        We are currently providing funding for the proposed gaming facilities for the Federated Indians of Graton Rancheria and the North Fork Rancheria of Mono Indians (collectively, the "Native American Tribes"). We will evaluate expansion opportunities as they become available, and we may in the future develop projects in addition to the proposed facilities for the Native American Tribes.

        Construction projects, such as the proposed gaming facilities for the Native American Tribes, entail significant risks, including the following:

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

        We may not be able to manage our operations, including the recently opened Gun Lake Casino, the proposed projects with the Native American Tribes and future acquired companies or developed properties effectively, or realize any of the anticipated benefits of the acquisitions, including streamlining operations or gaining efficiencies from the elimination of duplicative functions. The integration of other companies as assets will require continued dedication of management resources and may temporarily distract attention from our day-to-day business.

        In addition, because we plan to continue to pursue expansion and acquisition opportunities, we face significant challenges not only in managing and integrating the recently opened Gun Lake facility and the proposed projects with the Native American Tribes, but also managing our expansion projects and any other gaming operations we may acquire in the future. Management of these new projects will require increased managerial resources, and we intend to continue our efforts to enhance our gaming management team. However, there can be no assurances that we will succeed in doing so. Failure to manage our growth effectively could have a material adverse effect on our operating results.

Unionization organization activities could disrupt our business by discouraging patrons from visiting our properties, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.

        None of our casino properties is currently subject to any collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at certain of our casino properties in the past, and we believe that such efforts are ongoing at this time. Accordingly, there can be no assurance that our casino properties will not ultimately be unionized. Union organization efforts that may occur in the future could cause disruptions to our casino properties and discourage patrons from visiting our properties and may cause us to incur significant costs, any of which could have a material adverse effect on our results of operations and financial condition. In addition, union activities may result in labor disputes, including work stoppages, which could have a material adverse effect on our business, financial condition and results of operation. Furthermore, unfavorable union contract settlements or collective bargaining agreements, should they be entered into, could cause significant increases in our labor costs, which could have a material adverse effect on the business of our casino properties and our financial condition and results of operation.

Work stoppages, labor problems and unexpected shutdowns may limit our operational flexibility and negatively impact our future profits.

        Any work stoppage at one or more of our casino properties, including any construction projects which may be undertaken, could require us to expend significant funds to hire replacement workers, and qualified replacement labor may not be available at reasonable costs, if at all. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting our casino properties. Strikes and work stoppages involving laborers at any construction project which may be undertaken could result in construction delays and increases in construction costs. As a result, a strike or other work stoppage at one of our casino properties or any construction project could have an adverse effect on the business of our casino properties and our financial condition and results of operations. There can be no assurance that we will not experience a strike or work stoppage at one or more of our casino properties or any construction project in the future.

        In addition, any unexpected shutdown of one of our casino properties or any construction project could have an adverse effect on the business of our casino properties and our results of operations. There can be no assurance that we will be adequately prepared for unexpected events, including political or regulatory actions, which may lead to a temporary or permanent shutdown of any of our casino properties.

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

        We regularly evaluate and pursue new gaming acquisition and development opportunities in existing and emerging jurisdictions. These opportunities may take the form of joint ventures. To the extent that we decide to pursue any new gaming acquisition or development opportunities, our ability to benefit from such investments will depend upon a number of factors including:

  •
  our ability to identify and acquire attractive acquisition opportunities and development sites;

  •
  our ability to secure required federal, state and local licenses, permits and approvals, which in some jurisdictions are limited in number;

  •
  certain political factors, such as local support or opposition to development of new gaming facilities or legalizing casino gaming in designated areas;

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

        We have invested, and we will likely continue to invest, in real property in connection with the pursuit of expansion opportunities. These investments are subject to the risks generally incident to the ownership of real property, including:

  •
  changes in economic conditions;

  •
  environmental risks;

  •
  governmental rules and fiscal policies; and

  •
  other circumstances over which we may have little or no control.

        The development of such properties will also be subject to restrictions under our secured credit facilities. We cannot be sure that we will be able to recover our investment in any such properties or be able to prevent incurring investment losses.

We are subject to extensive state and local regulation and licensing and gaming authorities will have significant control over our operations which could have an adverse effect on our business.

        Our ownership and operation of gaming facilities is subject to extensive regulation by the states, counties and cities in which we operate. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations in that jurisdiction. In addition, unsuitable activity on our part or on the part of our domestic or foreign unconsolidated affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. Holders of our securities who fail to obtain any licenses, authorizations, qualifications or findings of suitability, as may be required by Nevada Gaming authorities, will not be entitled to exercise any rights of ownership with respect to or receive any income from such securities. For a summary of gaming and other regulations that will affect our business, see "Item 1. Business—Regulation and Licensing." The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our results of operations. In addition, we are subject to various gaming taxes, which are subject to possible increase at any time. Increases in gaming taxation could also adversely affect our results.

Changes to the gaming tax laws could have an adverse effect on results of operations by increasing the cost of operating our business.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature meets every two years and when special sessions are called by the Governor. The Nevada legislative session began on February 7, 2011. There have been no specific proposals during the legislative session to increase gaming taxes, however there are no assurances an increase in gaming taxes will not be proposed and passed by the Nevada Legislature. An increase in the gaming tax could have a material adverse effect on our results of operations.

Unless we are considered a "publicly traded corporation" under the Nevada Gaming Control Act, each of our equityholders must be found suitable by the Nevada Gaming Authorities or we may be required to sever all relationships with such equityholder.

        Under the Nevada Gaming Control Act, persons who acquire beneficial ownership of more than 5% of our voting securities will be required to report their acquisition to the Nevada Gaming Authorities and persons who acquire beneficial ownership of more than 10% of our voting securities will be required to apply to the Nevada Gaming Authorities for a finding of suitability. Notwithstanding these provisions, under the Nevada Gaming Control Act, the Nevada Gaming Authorities may at any time, in their discretion, require the holder of any of our securities to file applications, be investigated and be found suitable to own our securities if they have reason to believe that the security ownership would be inconsistent with the declared policies of Nevada. We anticipate that, so long as we are a "publicly traded corporation" under the Nevada Gaming Control Act, the Nevada Gaming Authorities will require only our equityholders having beneficial ownership of more than 10% of our voting securities to be found suitable.

        If we cease to be, a "publicly traded corporation" under the Nevada Gaming Control Act, or if required by the Nevada Gaming Authorities, each of our equityholders would be required to be found suitable by the Nevada Gaming Authorities. If any equityholder fails to be found suitable, we may be required to sever all relationships, including through redemption of shares, with such equityholder, which may have a material adverse effect on our business and our equityholders. In addition, such holders of our securities who fail to obtain any necessary licenses, authorizations, qualifications or findings of suitability will not be entitled to exercise any rights of ownership with respect to or receive any income from such securities.

Risks Related to our Substantial Indebtedness

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

        Our high level of debt and the covenants contained in our senior secured credit facilities and any debt that may remain outstanding following the consummation of the Plan or other restructuring could have important consequences, including:

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

Conditions in the financial system and the capital and credit markets may negatively affect our ability to raise capital to fund capital expenditures, pursue proposed development, expansion or acquisition opportunities or refinance our significant indebtedness.

        Our business is capital intensive. For our casino properties to remain attractive and competitive we must periodically invest significant capital to keep the properties well-maintained, modernized and refurbished. Similarly, future construction and development projects, including but not limited to proposed gaming facilities for the Native American Tribes, and acquisitions of other gaming operations could require significant additional capital. We rely on earnings and cash flow from operations to finance our business, capital expenditures, development, expansion and acquisitions and, to the extent that we cannot fund such expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We will also be required in the future to refinance our outstanding debt. Our ability to effectively operate and grow our business may be constrained if we are unable to borrow additional capital or refinance existing borrowings on reasonable terms.

        The credit, financial and equity markets have experienced disruption that has had a dramatic impact on the availability and cost of capital and credit. While the United States and other governments have enacted legislation and taken other actions to help alleviate these conditions, there is no assurance that such steps will have the effect of easing the conditions in credit and capital markets. We are unable to predict the likely duration or severity of the current disruption in the capital and credit markets and we have no assurance that we will have further access to credit or capital markets at desirable times or at rates that we would consider acceptable, and the lack of such funding could have a material adverse effect on our business, results of operations and financial condition and our ability to service our indebtedness.

Our ability to service all of our indebtedness depends on our ability to generate cash flow, which is subject to factors that are beyond our control.

        Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. Our performance has been significantly impacted by general economic and financial conditions, which has affected its cash flows from operating activities and its ability to pay the principal, premium, if any, and interest on its indebtedness.

        In addition, a further deterioration in the economic performance of the casino properties may cause us to reduce or delay investments and capital expenditures, or to sell assets. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

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

        Texas Station is situated on approximately 47 acres located in North Las Vegas, Nevada. We lease this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through June 2010 with scheduled adjustments in July 2010, and every ten years thereafter, to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. The July 2010 adjustment was deferred. In July 2015, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in May 2015, to purchase the land at fair market value. We believe that the terms of the ground lease are as fair to us as could be obtained from an independent third party.

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

        We also have acquired or are under contract to acquire approximately 106 acres of land on which Wild Wild West is located and the surrounding area of which, approximately 77 acres have been acquired as of December 31, 2010. In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land on or before December 28, 2011 for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. In March 2011, we were notified by the lessor that the lease had been terminated. We are currently in negotiations regarding possible modifications to this lease, however we can provide no assurance that we will be able to reach an agreement with the lessor.

        We also own eight additional sites, which have been acquired for potential gaming projects, consisting of 253 acres in the Las Vegas valley, 772 acres in northern California and 200 acres in Reno, Nevada.

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

        On October 31, 2008, the Company filed a motion for judgment on the pleadings. During a hearing on that motion, the United States District Court questioned whether it had jurisdiction to adjudicate the matter. After briefing regarding the jurisdiction question, on May 16, 2009, the United States District Court dismissed the Federal Court Action for lack of jurisdiction and entered a judgment in the Company's favor. Subsequently, on July 21, 2009, the plaintiffs filed a purported class action complaint against the Company and certain of its subsidiaries in the District Court of Clark County, Nevada, Case No. A-09-595614-C (the "State Court Action"). The complaint in the State Court Action alleged substantially the same claims that were alleged in the complaint in the Federal Court Action.

        On August 19, 2009, the corporate defendants, other than the Company, filed an answer responding to the complaint. Subsequently, on August 27, 2009, the corporate defendants, other than the Company, filed a motion to stay the State Court Action pending the resolution of the Company's chapter 11 case. That motion was granted on September 30, 2009.

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

          b.     The Company would set aside approximately $1.3 million in an interest-bearing bank account. After the deduction of fees, costs and other expenses associated with the settlement, the remaining proceeds would be distributed equally to all persons who were employed by the Company or its subsidiaries at any time between January 29, 2009 and the date of the preliminary approval of the settlement by the Bankruptcy Court.

        On June 17, 2010, the State Court Action was removed to the Bankruptcy Court by agreement of the parties.

        On July 16, 2010, the Bankruptcy Court granted preliminary approval of the settlement, and directed the parties to provide notice to the current and former employees covered by the State Court Action of their right to object to the settlement and/or be excluded therefrom. No objections to the settlement were filed.

        On October 26, 2010, the Bankruptcy Court granted final approval of the settlement. The proceeds referenced in paragraph (b) above were distributed in full on December 10, 2010.

        The expense related to this legal settlement was accrued during the year ended December 31, 2010 and the related liability is classified in liabilities subject to compromise in the accompanying consolidated balance sheet.

        Pursuant to the Plan, among other things, general unsecured creditors, including the employees referenced in paragraph (a) above, were to receive warrants referred to in the Plan as the NPH Warrants. On December 13, 2010, the Company filed a motion with the Bankruptcy Court asking that the Plan be modified so that the Company would not need to distribute an NPH Warrant worth approximately 13¢ to each of the employees referenced in paragraph (a) above (the "Plan Modification Motion"). On January 21, 2011, the Bankruptcy Court entered an order granting the relief sought in the Plan Modification Motion.

  Bankruptcy Proceedings

        On July 28, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court under Chapter 11 of title 11 of the United States Code. These cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case"). On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code. The Chapter 11 Case and the GV Ranch Station, Inc. chapter 11 case are collectively referred to as the "Chapter 11 Cases."

        On July 28, 2010, the Debtors filed the Plan and an accompanying Disclosure Statement (the "Disclosure Statement"). The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010. The Bankruptcy Court entered an order confirming the Plan on August 27, 2010.

        On March 9, 2011, the GVR Purchaser, an indirect subsidiary of New Station, and the GVR Seller entered into the GVR Asset Purchase Agreement, pursuant to which the GVR Purchaser will purchase substantially all of the assets and assume certain specified liabilities of the GVR Seller for $500 million through a prepackaged plan of reorganization. The GVR Asset Purchase Agreement is subject to, among other things, the bankruptcy court entering a confirmation order confirming the chapter 11 plan of reorganization of the GVR Seller.

        On March 22, 2011, the subsidiaries of the Company that are sellers under the Asset Purchase Agreement and the Company's 50%-owned joint ventures GVR Seller and Aliante commenced a solicitation of approvals for the Subsidiary Plan to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante, pursuant to which its lenders would receive the equity of Aliante and $45 million in secured loans in exchange for their claims. We expect that the Subsidiary Chapter 11 Cases will be filed in the second quarter of 2011.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Plan or the plan of reorganization for the Subsidiary Chapter 11 Cases. The Plan and the Disclosure Statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company concluded its solicitation of acceptance of the Plan and received its confirmation from the Bankruptcy Court on August 27, 2010. Although the Plan was confirmed by the Bankruptcy Court on August 27, 2010, there can be no assurance that the transactions contemplated by the Asset Purchase Agreement or the Plan will be consummated.

        The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

        See "Part I. Item I. Business—Chapter 11 Reorganization" and "—Restructuring Transactions" for further discussions on the Chapter 11 Cases and the Restructuring Transactions.

ITEM 4.    (REMOVED AND RESERVED)

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        All of the outstanding common stock of Station Casinos, Inc. is privately held and there is no established public trading market for our common stock.

Holders

        As of January 31, 2011, there were two holders of record of our non-voting common stock and one holder of record of our voting common stock.

Dividends

        There were no dividends paid during the years ended December 31, 2010 and 2009, respectively.

        The payment of dividends in the future will be at the discretion of our Board of Directors. Restrictions imposed by our debt instruments and other agreements limit the payment of dividends (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness and Capital Stock").

Issuer Purchases of Equity Securities

        There were no purchases of our common stock made by or on behalf of us during the three months ended December 31, 2010.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below as of and for the years ended December 31, 2010, 2009 and 2008, the successor period from November 8, 2007 through December 31, 2007 (the "Successor Period") and the period then ended, the predecessor period from January 1, 2007 through November 7, 2007 (the "Predecessor Period"), and as of and for the fiscal years ended December 31, 2006 have been derived from our consolidated financial statements which, except for 2006 are contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	Successor				Predecessor
				Period from November 8, 2007 Through December 31, 2007	Period from January 1, 2007 Through November 7, 2007	For the Year Ended December 31, 2006(a)
	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)				(in thousands)
Operating Results:
Net revenues	$944,955	$1,062,149	$1,298,151	$209,711	$1,237,284	$1,339,024
Operating costs and expenses, excluding the following items (b):	856,473	965,006	1,095,535	460,703	939,091	978,445
Development (c)	12,642	6,261	3,398	375	3,089	9,036
Preopening (d)	3,630	5,753	10,198	1,170	5,859	29,461
Merger transaction costs (e)	—	—	—	—	156,500	2,526
Asset impairments (f)	262,020	1,276,861	3,343,247	—	16,631	—
Write-downs and other charges, net (g)	18,347	16,677	57,800	958	(1,346)	2,368
Management agreement/lease terminations (h)	898	4,130	4,825	—	3,825	1,053

Operating (loss) income	(209,055)	(1,212,539)	(3,216,852)	(253,495)	113,635	316,135
Gain on dissolution of joint venture (i)	124,193	—	—	—	—	—
(Losses) earnings from joint ventures (j)	(248,495)	(127,643)	17,020	5,875	34,247	41,854

Operating (loss) income and earnings (losses) from joint ventures	(333,357)	(1,340,182)	(3,199,832)	(247,620)	147,882	357,989
Gain (loss) on early retirement of debt (k)	—	40,348	—	(20,311)	—	—
Change in fair value of derivative instruments	(42)	23,729	(23,057)	(30,686)	—	—
Interest expense, net	(171,291)	(317,393)	(426,956)	(66,019)	(220,873)	(178,537)

(Loss) income before income taxes and reorganization items	(504,690)	(1,593,498)	(3,649,845)	(364,636)	(72,991)	179,452
Reorganization items, net (l)	(82,748)	(375,888)	—	—	—	—

(Loss) income before income taxes	(587,438)	(1,969,386)	(3,649,845)	(364,636)	(72,991)	179,452
Income tax benefit (provision)	21,996	289,872	381,345	26,736	15,335	(69,240)

Net (loss) income	$(565,442)	$(1,679,514)	$(3,268,500)	$(337,900)	$(57,656)	$110,212

Balance Sheet Data:
Total assets	$3,954,143	$4,276,832	$5,831,636	$8,988,666		$3,716,696
Long-term debt (including current) (m)	5,921,755	5,922,058	5,782,153	5,171,149		3,468,828
Stockholders' (deficit) equity	(2,886,248)	(2,335,388)	(677,324)	2,571,062		(186,858)

(a)
On April 18, 2006, we opened Red Rock.

(b)
Upon consummation of the Merger, equity-based awards in FCP and Fertitta Partners were issued (see Note 16 to the Consolidated Financial Statements in this Annual Report on Form 10-K), which vest immediately or over five years, and as such, expense of approximately $287.7 million related to this issuance was recorded during the Successor Period from November 8, 2007 through December 31, 2007.

(c)
Development expenses include costs to identify potential gaming opportunities and other development opportunities, which include payroll, travel and legal expenses. Development expense for the year ended December 31, 2010 includes a $7.2 million accrual for non-reimbursable milestone payments that are expected to be paid in 2016 and 2017. A $4.0 million milestone payment is included in development expense for the year ended December 31, 2009 (see Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K).

(d)
Preopening expenses for the years ended December 31, 2010, 2009, 2008, the Successor Period and the Predecessor Period related to various projects under development. Preopening expenses for the year ended December 31, 2006 include costs primarily related to the opening of Red Rock.

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

(f)
During the year ended December 31, 2010, we recorded approximately $262.0 million in non-cash impairment charges to write-down certain portions of our goodwill, intangible assets, property and equipment, investments in joint ventures and land held for development to their fair values. During the year ended December 31, 2009, we recorded approximately $1.28 billion in non-cash impairment charges to write-down certain portions of our goodwill, intangible assets, investments in joint ventures, land held for development and Native American project costs to their fair values. During the year ended December 31, 2008, we recorded approximately $3.40 billion in asset impairment charges, of which $3.34 billion related to non-cash impairment charges to write-down certain portions of our goodwill, intangible assets, investments in joint ventures and land held for development to their fair values (see Note 15 to the Consolidated Financial Statements in this Annual Report on Form 10-K). During the 2007 Predecessor Period, we recorded impairment charges of $16.6 million, including an $8.0 million write-down of goodwill at Wildfire Boulder and Gold Rush, and $8.6 million related to the write-down of the corporate office building in conjunction with its sale.

(g)
During the year ended December 31, 2010, we recorded approximately $18.3 million in write-downs and other charges, net, including a legal settlement of $6.2 million, net losses on asset disposals of $0.4 million, severance expense of $2.7 million, and a loss of $9.0 million related to expired land purchase options. During the year ended December 31, 2009, we recorded approximately $16.7 million in write-downs and other charges, net, consisting of $2.4 million related to write-off of cancelled projects, $5.5 million related to losses on asset disposals, $3.0 million of severance expense, $5.3 million related to fully reserving a note receivable from an unconsolidated affiliate and $0.5 million related to the write-off of debt offering and restructuring fees. During the year ended December 31, 2008, we recorded $57.8 million in write-downs and other charges, net of which $44.6 million related to the write-off of cancelled projects, $4.5 million related to loss on asset disposals, $5.0 million related to severance expense and $3.7 million for cancelled debt offering fees (see Note 15 to the Consolidated Financial Statements in this Annual Report on Form 10-K). During the 2007 Predecessor Period, we recorded write-downs and other charges, net of $(1.3) million including a $1.6 million gain on asset disposal, partially offset by a $0.2 million severance charge. During the Successor Period and the year ended December 31, 2006, write-downs and other charges, net related to losses on asset disposals and severance expense.

(h)
During the year ended December 31, 2010, we recorded lease termination expense of $0.9 million related primarily to the termination of certain restaurant leases. During the year ended December 31, 2009, we recorded lease termination expense of $4.1 million related to the termination of an equipment lease and a lease for certain office space that was no longer being utilized. The remaining lease payments on the office space totaling approximately $1.0 million were accrued in accordance with the guidance for accounting for costs associated with exit or disposal activities. The accrual for the office space lease termination is included in liabilities subject to compromise at December 31, 2009 in the accompanying consolidated balance sheet in this Annual Report on Form 10-K. During the years ended December 31, 2008 and 2006, we recorded lease termination expense to terminate various leases primarily related to land adjacent to the current Wild Wild West property. In addition, in 2008 it was determined that certain office space that we leased would no longer be utilized. As such, the remaining lease payments were accrued. During the Predecessor Period, we recorded management agreement/lease termination expense primarily due to the termination of the management agreement related to Cherry nightclub at Red Rock.

(i)
During the year ended December 31, 2010, the Rancho Road joint venture was dissolved and we recognized a $124.2 million gain on dissolution as a result of writing off the deficit carrying value of this investment.

(j)
During the year ended December 31, 2010, our losses from joint ventures resulted primarily from recording our 50% share of asset impairment losses at Aliante Station. During the year ended December 31, 2009, our losses from joint ventures resulted primarily from recording our 50% share of impairment losses on land held by the Rancho Road joint venture and our share of asset impairment charges and operating losses from Aliante Station, which opened in November 2008. Our earnings from joint ventures were impacted during the year ended December 31, 2008 by increased preopening expenses incurred prior to the opening of Aliante Station.

(k)
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

(l)
Reorganization items represent amounts incurred as a direct result of the Chapter 11 Case. Reorganization items for the year ended December 31, 2010 include $80.1 million related to professional fees and other expenses and $2.6 million related to post-petition adjustments of a swap liability to its fair value. Reorganization items for the year ended December 31, 2009 include $225.0 million related to the write-off of debt discount and prepaid debt issue costs, $80.8 million related to post-petition adjustments of swap liabilities to their fair values, and $70.1 million related to professional fees and other expenses.

(m)
Includes long term debt of $5.7 billion and $5.7 billion classified as liabilities subject to compromise at December 31, 2010 and 2009, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        We are a gaming and entertainment company that currently owns and operates ten major hotel/casino properties (two of which are 50% owned) under the Station and Fiesta brand names and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area. Station owns and operates Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Fiesta Rancho, Fiesta Henderson, Wild Wild West, Wildfire Rancho, Wildfire Boulder, Gold Rush and Lake Mead Casino. We also own a 50% interest in Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes. Station also manages Gun Lake Casino.

        Our operating results are greatly dependent on level of gaming revenue generated at our properties. A substantial portion of our operating income is generated from our gaming operations, more specifically slot play. We use our non-gaming revenue departments to drive customer traffic to our properties. The majority of our revenue is cash based through customers wagering with cash or paying for non-gaming amenities with cash or credit card. Because our business is capital intensive, we rely heavily on the ability of our properties to generate operating cash flow to repay debt financing, fund maintenance capital expenditures and provide excess cash for future development.

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

Chapter 11 Case

        On July 28, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court under chapter 11 of title 11 of the United States Code. On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code.

        On July 28, 2010, the Debtors filed the Plan and Disclosure Statement (the "Disclosure Statement"). The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010. The Bankruptcy Court entered an order confirming the Plan on August 27, 2010.

        On March 9, 2011, the GVR Purchaser, an indirect subsidiary of New Station, and the GVR Seller entered into the GVR Asset Purchase Agreement, pursuant to which the GVR Purchaser will purchase substantially all of the assets and assume certain specified liabilities of the GVR Seller for $500 million through a prepackaged plan of reorganization. The GVR Asset Purchase Agreement is subject to, among other things, the bankruptcy court entering a confirmation order confirming the chapter 11 plan of reorganization of the GVR Seller.

        On March 22, 2011, the subsidiaries of the Company that are sellers under the Asset Purchase Agreement and the Company's 50%-owned joint ventures the GVR Seller and Aliante commenced a solicitation of approvals for the Subsidiary Plan to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante, pursuant to which its lenders would receive the equity of

Aliante and $45 million in secured loans in exchange for their claims. We expect that the Subsidiary Chapter 11 Cases will be filed by June 30, 2011.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Plan or the Subsidiary Plan. The Plan and the Disclosure Statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company concluded its solicitation of acceptance of the Plan and received its confirmation from the Bankruptcy Court on August 27, 2010. Although the Plan was confirmed by the Bankruptcy Court on August 27, 2010, there can be no assurance that the transactions contemplated by the Asset Purchase Agreement or the Plan will be consummated.

        The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

        See "Part I. Item I. Business—Chapter 11 Reorganization" and "—Restructuring Transactions" for further discussions on the Chapter 11 Cases and the Restructuring Transactions.

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

        The following table highlights the results of our operations (dollars in thousands):

	Year Ended December 31, 2010	Percent change	Year Ended December 31, 2009	Percent change	Year Ended December 31, 2008
Net revenues—total	$944,955	(11.0)%	$1,062,149	(18.2)%	$1,298,151
Major Las Vegas Operations (a)	886,647	(8.6)%	970,521	(17.5)%	1,176,394
Management fees (b)	22,394	(57.3)%	52,447	(27.6)%	72,405
Other Operations and Corporate (c)	35,914	(8.3)%	39,181	(20.6)%	49,352
Operating (loss) income—total	$(209,055)	82.8%	$(1,212,539)	62.3%	$(3,216,852)
Major Las Vegas Operations (a)	36,017	116.7%	(216,002)	88.0%	(1,799,158)
Management fees (b)	22,394	(57.3)%	52,447	(27.6)%	72,405
Other Operations and Corporate (c)	(267,466)	74.5%	(1,048,984)	29.6%	(1,490,099)
Cash flows (used in) provided by:
Operating activities	$(4,564)	96.4%	$(126,677)	(347.3)%	$51,222
Investing activities	(14,969)	88.5%	(130,280)	50.7%	(264,249)
Financing activities	(303)	98.1%	(15,914)	(102.8)%	574,699

(a)
Includes the wholly-owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Fiesta Rancho and Fiesta Henderson.

(b)
For 2010, includes management fees from Thunder Valley (through June 2010), Barley's, The Greens and Wildfire Lanes. For 2009 and 2008, includes management fees from Thunder Valley, Green Valley Ranch, Aliante Station (since November 11, 2008), Barley's, The Greens and Wildfire Lanes. No management fee revenue was recognized for Green Valley Ranch and Aliante Station during 2010 due to debt-related cash restrictions at those properties.

(c)
Includes the wholly-owned properties of Wild Wild West, Wildfire Rancho, Wildfire Boulder, Gold Rush, Lake Mead Casino and corporate and development expense.

  Net Revenues

        Consolidated net revenues for the year ended December 31, 2010 decreased 11.0% to $945.0 million as compared to $1.06 billion in 2009. Similarly, combined net revenues from our Major Las Vegas Operations decreased 8.6% to $886.6 million for the year ended December 31, 2010 as compared to $970.5 million for the year ended December 31, 2009. Consolidated net revenues for the year ended December 31, 2009 decreased 18.2% to $1.06 billion as compared to $1.30 billion in 2008. Similarly, combined net revenues from our Major Las Vegas Operations decreased 17.5% to $970.5 million for the year ended December 31, 2009 as compared to $1.18 billion for the year ended December 31, 2008.

        During the years ended December 31, 2010, 2009 and 2008, we have experienced an overall decrease in revenues across all of our properties as a result of the ongoing economic weakness in Las Vegas and across the United States. High unemployment, weak consumer confidence levels and depressed real estate values have continued to negatively impact the economic climate in the Las Vegas area and are expected to continue in 2011.

  Operating Income/Operating Margin

        Our consolidated operating loss of $209.1 million for the year ended December 31, 2010 improved significantly as compared to our consolidated operating loss of $1.21 billion for the year ended December 31, 2009. The improvement of $1.00 billion is primarily due to a $1.01 billion decrease in asset impairment charges recognized during 2010 compared to 2009. Asset impairment charges are discussed in more detail below.

        Our consolidated operating loss of $1.21 billion for the year ended December 31, 2009 decreased significantly as compared to our consolidated operating loss of $3.22 billion for the year ended December 31, 2008. The decrease is primarily the result of a decrease in operating costs and expenses in 2009 compared to 2008, most notably a $2.11 billion decrease in asset impairment charges and other write-downs, partially offset by the decline in net revenues during 2009.

        The following table highlights our various sources of revenues and expenses as compared to prior years (dollars in thousands):

	Year Ended December 31, 2010	Percent change	Year Ended December 31, 2009	Percent change	Year Ended December 31, 2008
Casino revenues	$699,401	(8.5)%	$764,639	(16.7)%	$918,120
Casino expenses	289,168	(10.9)%	324,373	(10.2)%	361,255
Margin	58.7%		57.6%		60.7%
Food and beverage revenues	$163,215	(14.1)%	$189,917	(17.0)%	$228,858
Food and beverage expenses	107,311	(8.2)%	116,932	(23.6)%	153,018
Margin	34.3%		38.4%		33.1%
Room revenues	$73,454	(10.7)%	$82,282	(22.2)%	$105,718
Room expenses	32,321	(5.4)%	34,182	(14.6)%	40,029
Margin	56.0%		58.5%		62.1%
Other revenues	$59,086	(8.7)%	$64,732	(12.2)%	$73,745
Other expenses	19,979	(0.7)%	20,121	(27.6)%	27,774
Selling, general and administrative expenses	$219,479	(4.2)%	$229,200	(8.5)%	$250,614
Percent of net revenues	23.2%		21.6%		19.3%
Corporate expense	$34,899	5.7%	$33,018	(8.4)%	$36,029
Percent of net revenues	3.7%		3.1%		2.8%
(Losses) earnings from joint ventures	$(248,495)	(94.7)%	$(127,643)	(850.0)%	$17,020

        Casino.    Casino revenues decreased 8.5% to $699.4 million for the year ended December 31, 2010 as compared to $764.6 million for the year ended December 31, 2009. The $65.2 million decrease in casino revenues during 2010 is due primarily to a 7.0% decrease in slot revenue and a 20.3% decrease in table game revenues. Casino revenues decreased 16.7% to $764.6 million for the year ended December 31, 2009 as compared to $918.1 million for 2008. The $153.5 million decrease in casino revenues during 2009 was due primarily to a 17.1% decrease in slot revenue and a 16.3% decrease in table game revenues. These decreases in casino revenues are primarily due to the continuation of the general economic slowdown discussed above.

        Casino expenses decreased 10.9% to $289.2 million for the year ended December 31, 2010 as compared to $324.4 million for the year ended December 31, 2009. The $35.2 million decrease in expenses is due primarily to a decrease of $6.6 million in costs related to complimentary slot play, food, beverage, rooms, entertainment and merchandise, decreased payroll expense of $5.5 million, decreased promotional expense of $15.2 million, decreased gaming taxes and licenses of $1.7 million primarily resulting from lower gaming revenues, and a net decrease in other casino expenses of $6.2 million. Casino expenses decreased 10.2% to $324.4 million for the year ended December 31, 2009 as compared to $361.3 million for 2008. The $36.9 million decrease in casino expenses during 2009 is due primarily to a decrease of $21.6 million in costs related to complimentary slot play, food, beverage, rooms, entertainment and merchandise, decreased payroll expense of $12.6 million, decreased gaming taxes and licenses of $13.6 million primarily resulting from lower gaming revenues, and a net decrease in other casino expenses of $5.0 million, partially offset by an increase in promotional expenses of $15.9 million.

        The casino operating margin for the year ended December 31, 2010 increased to 58.7% as compared to 57.6% for 2009. The casino operating margin for the year ended December 31, 2009 decreased to 57.6% as compared to 60.7% for the year ended December 31, 2008.

        Food and Beverage.    Food and beverage revenues decreased 14.1% to $163.2 million for the year ended December 31, 2010 as compared to 2009 primarily due to the conversion of several owned outlets to leased outlets. The number of restaurant guests served decreased 22.1% for the year ended December 31, 2010 compared to 2009 primarily for the same reason. Food and beverage expenses decreased 8.2% for the year ended December 31, 2010 as compared to 2009 primarily due to the decreased number of restaurant guests served. The food and beverage margin for the year ended December 31, 2010 decreased 4.1% as compared to 2009, primarily as a result of increases in the cost of food and beverage commodities. The average guest check for the year ended December 31, 2010 increased by approximately 1.4% as compared to 2009 primarily due to the closure of lower priced restaurants.

        Food and beverage revenues decreased 17.0% for the year ended December 31, 2009 as compared to 2008 due to the conversion of owned outlets to leased outlets as well as reduced hours of operation at various owned food outlets due to the general economic slowdown discussed above. The number of restaurant guests served decreased 20.3% for the year ended December 31, 2009 compared to 2008 as a result of these same factors. Food and beverage expenses decreased 23.6% for the year ended December 31, 2009 as compared to 2008 due to the decrease in the number of restaurant guests served, an overall decrease in our food and beverage costs as a result of efficiency efforts and reduced payroll expenses due to reduced staffing and reduced hours of operation. The food and beverage margin for the year ended December 31, 2009 increased 5.3% as compared to 2008, primarily due to the efficiency efforts that have decreased our food and beverage costs. The average guest check for the year ended December 31, 2009 increased by approximately 3.2% as compared to 2008 due primarily to the closure of lower priced restaurants and an increase in selected menu prices.

        Room.    The following table shows key information about our hotel operations:

	Year Ended December 31, 2010	Percent change	Year Ended December 31, 2009	Percent change	Year Ended December 31, 2008
Room revenues	$73,454	(10.7)%	$82,282	(22.2)%	$105,718
Room expenses	32,321	(5.4)%	34,182	(14.6)%	40,029
Margin	56.0%		58.5%		62.1%
Occupancy	80%		83%		88%
Average daily rate	$62	(7.5)%	$67	(21.2)%	$85
Revenue per available room	$50	(10.7)%	$56	(25.3)%	$75

        The year over year decreases in room revenues for the years ended December 31, 2010 and 2009, respectively, are primarily due to the continued economic slowdown discussed above, and the decreases in room expenses for the same periods are due mainly to lower occupancy levels. Since many of our room-related costs are fixed, decreases in room revenues typically result in decreased margins.

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and the spa. Other revenues decreased 8.7% for the year ended December 31, 2010 as compared to 2009, and other revenues decreased 12.2% for the year ended December 31, 2009 as compared to 2008. The decreases in other revenues are primarily the result of reduced customer spending in these areas as a result of the general economic slowdown discussed above.

        Management Fees.    We are the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes and earn a management fee equal to 2% of revenues and approximately 5% of EBITDA from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. We also managed Thunder Valley on behalf of the United Auburn Indian Community and received a management fee equal to 24% of net income (as defined in the management agreement) until the management agreement expired in June 2010. During 2010 we did not recognize management fee revenue from Green Valley Ranch and Aliante Station due to debt-related cash restrictions in place at those properties. As a result, management fees for the year ended December 31, 2010 decreased to $22.4 million compared to $52.4 million for 2009. For the year ended December 31, 2009, management fees decreased to $52.4 million from $72.4 million for 2008 as a result of an overall decrease in revenues at our managed properties due to the general economic slowdown discussed above.

        Selling, General and Administrative ("SG&A").    SG&A expenses decreased $9.7 million or 4.2% for the year ended December 31, 2010 as compared to 2009, and SG&A as a percentage of net revenues increased to 23.2% for the year ended December 31, 2010 compared to 21.6% in 2009. The decrease in SG&A expenses during 2010 is primarily due to a decrease of $2.2 million in utilities, a decrease of $2.0 million in consulting and outside services expense, a decrease of $1.7 million in taxes and licenses, a decrease of $1.7 million in payroll and benefits and a net decrease of $3.1 million in other SG&A expenses, partially offset by a decrease of $1.0 million in the gain on net deferred compensation assets. SG&A expenses decreased $21.4 million, or 8.5%, for the year ended December 31, 2009 as compared to 2008 due to our cost savings initiatives which reduced payroll expense and health benefit costs company-wide. In addition, SG&A expenses were lower in 2009 as compared to 2008 as a result of efficiency efforts which resulted in reductions in advertising, security expense, and maintenance expense of $7.8 million, $1.1 million and $3.4 million, respectively, compared to 2008 levels. SG&A as a percentage of net revenues increased to 21.6% for the year ended December 31, 2009 compared to 19.3% in 2008 due to lower net revenues.

        Corporate Expense.    Corporate expense increased 5.7% to $34.9 million for the year ended December 31, 2010 as compared to $33.0 for the year ended December 31, 2009. The $1.9 million increase is primarily related to an increase of $1.3 million in insurance expense, an increase of $1.0 million in payroll and benefits and a net increase of $1.1 million in various other corporate expenses, partially offset by a decrease of $1.5 million in legal expense. Corporate expense decreased to $33.0 million for the year ended December 31, 2009 as compared to $36.0 for the year ended December 31, 2008. The decrease was primarily related to reduced payroll expense and health benefit costs resulting from cost savings initiatives.

        Development and Preopening Expense.    Development and preopening expense includes costs to identify potential gaming opportunities and other development opportunities, and expenses incurred prior to the opening of projects under development. The primary components of such costs are payroll, travel, legal expenses and milestone payments. Development and preopening expense for the years ended December 31, 2010, 2009, and 2008 were $16.3 million, $12.0 million and $13.6 million, respectively. The increase in development and preopening expenses during the year ended December 31, 2010 compared to 2009 was primarily due to a $3.2 million increase in milestone expenses related to the Gun Lake project and the forgiveness of $2.0 million in Gun Lake project advances, partially offset by a $0.9 million decrease in other development and preopening expenses. The decrease in development and preopening expenses during the year ended December 31, 2009 compared to 2008 was due primarily to higher expenses incurred during 2008 related to the Aliante project, partially offset by a $4.0 million milestone payment during 2009 related to the Gun Lake project.

        Depreciation and Amortization.    Depreciation and amortization decreased 26.0% to $153.3 million for the year ended December 31, 2010 compared to $207.2 million for the year ended December 31, 2009. Depreciation expense decreased by approximately $16.2 million during 2010 compared to 2009, primarily as a result of a decrease in the total carrying value of our depreciable assets due to asset impairment charges recognized during 2009. Amortization expense decreased by approximately $37.7 million during 2010 as compared to 2009 primarily as a result of the intangible asset related to our management agreement with Thunder Valley becoming fully amortized in June 2010. Depreciation and amortization decreased 8.7% to $207.2 million for the year ended December 31, 2009 compared to $226.8 million for the year ended December 31, 2008. This decrease was due primarily to reductions in amortization expense of approximately $20.8 million related to lower finite-lived intangible asset balances resulting from the impairment of our customer relationship intangibles in the fourth quarter of 2008, as well as finite-lived assets that became fully amortized during late 2008, partially offset by a slight increase in depreciation expense as a result of additions to property and equipment.

        Asset Impairments.    The Plan as confirmed by the Bankruptcy Court on August 27, 2010 reflects a reorganization value of approximately $2.6 billion, which is significantly less than the carrying value of the Company's net assets that are subject to the plan. We determined that this constituted an indicator of asset impairment and therefore we reviewed substantially all of our assets for impairment during the third quarter of 2010. As a result of our impairment review, we recognized asset impairments totaling $262.0 million, consisting of the following:

  •
  $60.4 million to write down the goodwill of certain of our reporting units to fair value;

  •
  $114.4 million related to land held for development due to decreased real estate values in the markets in which we operate;

  •
  $66.6 million related to the property and equipment of certain reporting units;

  •
  $16.3 million related our investment in the Richfield Homes joint venture; and

  •
  $4.3 million related to other intangible assets.

        For the year ended December 31, 2009, we recorded asset impairments totaling $1.28 billion, primarily as a result of the ongoing recession which resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to the current market conditions and higher discount rates resulting from turmoil in the credit markets. Asset impairments recognized during the year ended December 31, 2009 consisting of the following:

  •
  $181.8 million to write down to fair value the goodwill of certain of our reporting units;

  •
  $255.3 million to write down certain intangible assets that were recognized in the Merger to fair value;

  •
  $30.0 million to write down our investments in joint ventures to their fair values due to decreases in estimated future cash flows from these investments;

  •
  $617.4 million related to our land held for development due to decreased real estate values in the markets in which we operate, changes in the anticipated use of certain land parcels, and the current economic condition of the Company and its ability to secure adequate financing for capital projects going forward;

  •
  $179.4 million related to the property and equipment of certain reporting units; and

  •
  $13.0 million related to capitalized Native American project costs which may not be recoverable.

        In the year ended December 31, 2008, the Company recognized asset impairments totaling $3.34 billion. These impairments were primarily a result of the ongoing recession which resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to weak market conditions, and higher discount rates resulting from turmoil in the credit markets, as well as the impact of the Company's economic condition on its ability to secure adequate financing for future capital projects and changes in the anticipated use of certain land parcels. Impairments recognized during the year ended December 31, 2008 consisted of the following:

  •
  $2.59 billion and $327.3 million, respectively, to write down certain portions of our goodwill and intangible assets that were recognized in the Merger to their fair values;

  •
  $273.0 million to write down our investments in joint ventures to their fair values; and

  •
  $148.0 million related to our land held for development.

        Write-downs and Other Charges, net.    For the year ended December 31, 2010, write-downs and other charges, net were $19.2 million and consisted of the following:

  •
  the write-off of $9.0 million in capitalized costs related to expired land purchase options;

  •
  a legal settlement of $6.2 million;

  •
  $2.7 million in severance expense;

  •
  charges totaling $0.9 million related to the termination of certain restaurant leases; and

  •
  $0.4 million net loss on disposal of assets.

        For the year ended December 31, 2009, write-downs and other charges, net were $20.8 million and consisted of the following:

  •
  $2.4 million to write-off projects that were abandoned due to the general economic slowdown;

  •
  $5.5 million loss on disposal of assets, net, primarily related to the disposal of certain land held for development in Reno, Nevada;

  •
  $3.0 million in severance expense;

  •
  charges totaling $4.1 million related to the early termination of an equipment lease and a lease for office space no longer being utilized;

  •
  $5.3 million to fully reserve a note receivable from an unconsolidated affiliate; and

  •
  $0.5 million related to abandoned debt offering and restructuring efforts.

        In the year ended December 31, 2008, write-downs and other charges, net were $62.6 million and consisted of the following:

  •
  $44.6 million to write-off projects that were abandoned due to the general economic slowdown and options to purchase land that we allowed to lapse;

  •
  $4.5 million loss on disposal of assets, net, primarily related to the closure of several food venues;

  •
  $3.7 million to write-off costs incurred to launch a private exchange offer in November 2008 that was subsequently terminated in December 2008;

  •
  $1.7 million to terminate various leases related to land adjacent to the current Wild Wild West property and $3.1 million related to an office space that was currently leased but no longer utilized. As such, the remaining lease payments were accrued in accordance with the guidance for accounting for costs associated with exit or disposal activities; and

  •
  $5.0 million in severance expense.

        (Losses) Earnings From Joint Ventures.    We own a 50% interest in various joint ventures including Green Valley Ranch and Aliante Station, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. Our share of the (losses) earnings from these joint ventures was $(248.5) million, $(127.6) million and $17.0 million for the years ended December 31, 2010, 2009, and 2008, respectively. The $120.9 million increase in our losses from joint ventures for the year ended December 31, 2010 as compared to the year ended December 31, 2009 is due primarily to increased impairment charges recognized by certain of our 50% owned joint ventures. During the year ended December 31, 2010, losses from joint ventures included a charge of $233.3 million representing our 50% share of asset impairment losses at Aliante Station. During the year ended December 31, 2009, losses from joint ventures included a charge of $124.9 representing our 50% share of asset impairment losses recognized by the Rancho Road joint venture. The $144.6 million decrease in our earnings from joint ventures for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is due primarily to the 2009 impairment charges, as well as operating losses at Aliante Station, which opened in November 2008, and a decrease in operating results at Green Valley Ranch due to the general economic slowdown discussed above.

        Gain on Dissolution of Joint Venture.    During 2010, the Rancho Road and Richfield Homes joint ventures disposed of substantially all of their assets and were dissolved. At the date of dissolution, the carrying value of our investment in Rancho Road was a deficit of $124.2 million as a result of accumulated losses in excess of our investment. Upon dissolution, we removed this deficit carrying value from our books and recognized a gain. Prior to Richfield Homes' disposal of its assets, our carrying value was $19.8 million. During 2010 we recognized a $16.3 million impairment of our investment in Richfield Homes, which resulted in a carrying value equal to the $3.5 million cash distribution we received from the disposal of Richfield Homes' assets. As a result, we recognized no gain or loss upon the dissolution of the Richfield Homes joint venture.

        Interest Expense.    Interest expense, net of capitalized interest, decreased 62.2% to $104.6 million for the year ended December 31, 2010 as compared to $276.6 million for the year ended December 31, 2009. Gross interest expense decreased 60.9% to $115.8 million for the year ended December 31, 2010 as compared to $295.8 million for the year ended December 31, 2009. Interest expense, net of capitalized interest, decreased 27.1% to $276.6 million for the year ended December 31, 2009 as compared to $379.3 million for the year ended December 31, 2008. Gross interest expense decreased 27.4% to $295.8 million for the year ended December 31, 2009 as compared to $407.5 million for the year ended December 31, 2008.

        The year over year decreases in interest expense are due primarily to the accounting treatment under ASC Topic 852, Reorganizations ("ASC Topic 852"), whereby interest expense is recognized only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim. As a result of the filing of the Chapter 11 Case on July 28, 2009, we stopped accruing interest for the senior notes, the senior subordinated notes and the mezzanine financings. Had we recognized the additional contractual interest expense, interest expense for 2010 and 2009, respectively, would have been $315.3 million and $127.1 million higher than what was recorded. Capitalized interest for the year ended December 31, 2010 was $10.1 million compared to $16.0 million for the year ended December 31, 2009. The decrease was due primarily to the decrease in our weighted average cost of capital during 2010 as a result of the cessation of interest accruals on a portion of our debt as discussed above. Capitalized interest for the year ended December 31, 2009 was $16.0 million compared to $27.1 million for the year ended December 31, 2008. The higher capitalized interest during 2008 was primarily due to interest being capitalized on our equity contributions to Aliante Station during the construction of the project.

        Interest and Other Expense from Joint Ventures.    For the years ended December 31, 2010, 2009 and 2008, we recorded $66.7 million, $40.8 million and $47.6 million, respectively, in interest and other expense related to our unconsolidated joint ventures. The $25.9 million increase in interest and other expense from joint ventures for the year ended December 31, 2010 compared to the year ended December 31, 2009 relates primarily to recording our 50% share of the loss that resulted from the early termination of Green Valley Ranch's interest rate swap in March 2010. Prior to the termination of this interest rate swap, the liability was carried at fair value, which incorporated nonperformance risk adjustments related to credit risks of both counterparties in accordance with ASC Topic 815, Derivatives and Hedging. Upon early termination of the swap, fair value accounting for the swap was discontinued and the carrying value of the liability was increased to a fixed termination settlement amount which does not incorporate nonperformance risk adjustments. The $6.8 million decrease in interest and other expense from joint ventures for the year ended December 31, 2009 compared to the year ended December 31, 2008 relates primarily to decreased expense related to changes in the fair values of the interest rate swaps of the joint ventures, partially offset by increased interest at Aliante Station as a result of interest being capitalized during 2008 related the development of the property.

        Change in Fair Value of Derivative Instruments.    During the year ended December 31, 2010, we recorded losses of $42,000 related to an interest rate swap not designated as a hedge for accounting purposes, which expired in November 2010. During the year ended December 31, 2009, we recorded gains of $23.7 million related primarily to the change in fair value of our derivative instruments not designated as hedges for accounting purposes during the period prior to the Chapter 11 petition date. As a result of the Chapter 11 Case, certain interest rate swaps were reclassified to liabilities subject to compromise in accordance with ASC Topic 852, and therefore post-petition changes in the expected amount of the allowed claims for these interest rate swaps was recognized in the reorganization items line on our consolidated statement of operations. The post-petition change in fair value of derivative instruments included in reorganization items for the years ended December 31, 2010 and 2009 were expenses of $2.6 million and $80.8 million, respectively, and the amount in 2009 was primarily due to the reversal of pre-petition nonperformance adjustments that were previously included in the carrying values of these swaps. During the year ended December 31, 2008, we recorded losses of $23.1 million related primarily to the change in fair value of our derivative instruments not designated as hedges for accounting purposes. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period.

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

  Year Ended December 31, 2010

        The persistence of weak economic conditions in the United States and particularly in Las Vegas, including depressed real estate values, significant unemployment and low consumer confidence levels adversely affected our net revenues and gross margin during 2010, and these trends are expected to continue into 2011.

        During the year ended December 31, 2010, cash used in operating activities was approximately $4.6 million, as compared to cash used in operating activities of $126.7 million for the year ended December 31, 2009, reflecting a year over year decrease in cash used in operating activities of $122.1 million. The improvement in cash flows from operations resulted primarily from a decrease of $40.4 million in additions to restricted cash, a decrease of $95.1 million in cash paid for interest and a $10.1 million increase in other operating cash inflows, partially offset by an increase of $23.5 million in cash used for reorganization items.

        During the year ended December 31, 2010, restricted cash increased by $119.0 million due primarily to restrictions placed on our cash by the lenders of the CMBS Loans and the Bankruptcy Court, partially offset by restricted cash released in connection with the DIP financing. The decrease in cash paid for interest during 2010 was primarily due to the previously discussed cessation of interest payments on certain portions of our debt.

        As of December 31, 2010, we had $165.4 million in cash and cash equivalents, of which approximately $83.5 million is in our casino cages to be used for the day-to-day operations of our properties and the remaining $81.9 million is to be used for general corporate purposes.

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, Station Casinos, Inc. entered into an unsecured, subordinated administrative priority DIP Credit Agreement among the Company, as borrower, Vista Holdings, LLC, a non-debtor subsidiary of the Company ("Vista Holdings"), as administrative agent and lender, and the lenders party thereto. The DIP Credit Agreement, as amended, provided for a $185 million revolving credit facility that was funded on a committed basis for so long as Vista Holdings had cash and cash equivalents on hand in an amount in excess of $100 million and on a discretionary basis thereafter. The proceeds of the loans incurred under the DIP Credit Agreement were used for working capital and other general corporate purposes of the Company and were available for intercompany loans to our subsidiaries during the pendency of the Chapter 11 Case. Advances under the DIP Credit Agreement bear interest at a rate equal to 2.5% plus LIBOR. The DIP Credit Agreement matured on August 10, 2010, and at December 31, 2010, $172.0 million in advances remained outstanding under the DIP Credit Agreement.

        Station Casinos, Inc.'s obligations under the DIP Credit Agreement will be an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by Station Casinos, Inc. shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement. In addition, Station Casinos, Inc.'s obligations under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code.

        Also, in connection with the filing of the Chapter 11 Case, on July 31, 2009, Station Casinos, Inc. entered into an Unsecured Revolving Loan Promissory Note in favor of Past Enterprises, Inc., a non-debtor subsidiary of the Company ("Past Enterprises"), pursuant to which Past Enterprises provides to Station Casinos, Inc. an unlimited revolving credit facility (the "Past Revolving Loan") at an interest rate of 2.78% per annum, the proceeds of which will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries. The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At December 31, 2010, the outstanding balance due under the Past Revolving Loan totaled $289.3 million. The Company still has the ability to borrow under the Past Revolving Loan, and there is no limit on its borrowings under the Past Revolving Loan.

        In July 2010, Gun Lake completed a $165 million third-party construction financing facility ("Gun Lake Financing"), which the Company assisted them in obtaining in connection with the Gun Lake Development Agreement. A subsidiary of the Company, SC Michigan, LLC ("SC Michigan"), provided $15 million of cash collateral to secure a limited completion guaranty and keep well obligation in connection with the Gun Lake Financing. The $15 million remains property of SC Michigan unless it is used to satisfy the completion guaranty requirements in the Gun Lake Financing, at which time it will be converted to a loan payable by Gun Lake to SC Michigan. SC Michigan deposited the $15 million into a restricted cash account under the control of the lenders to the Gun Lake Financing. As a result, in July 2010 MPM received approximately $42.8 million representing a partial repayment of project advances. Of the $42.8 million, SC Michigan received $39.3 million and used all of these funds to purchase funded debtor-in-possession loans made to the Company by Past Enterprises (the "SC Michigan Revolving Loan"). At December 31, 2010, the outstanding balance due under the SC Michigan Revolving Loan totaled $39.3 million. The remainder of advances on the Gun Lake project is expected to be repaid from the operations of the project, which opened on February 10, 2011.

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

        During the year ended December 31, 2010, total capital expenditures were approximately $34.5 million for maintenance capital expenditures and various other projects. Capital expenditures for 2010 were $30.1 million lower than the prior year period, primarily due to reduced capital spending in response to current market conditions. We classify items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age.

        In addition to capital expenditures, during the year ended December 31, 2010, we paid approximately $16.0 million in reimbursable advances for our Native American development projects (see "Native American Development").

        During 2010 we also paid approximately $3.5 million in equity contributions to joint ventures and $3.2 million in principal payments on our debt, including $2.5 million in quarterly payments on the Term Loan (as defined below) and $0.7 million on other debt.

  Year Ended December 31, 2009

        During the year ended December 31, 2009, cash flows used in operating activities were approximately $126.7 million, as compared to cash flows provided by operating activities of $51.2 million for the year ended December 31, 2008, reflecting a year over year decrease in cash flows from operations of $177.9 million. This decrease resulted primarily from a $152.5 million increase in our operating loss, net of noncash items and reorganization costs, an increase in restricted cash of $145.4 million, and cash used for reorganization items of $59.8, partially offset by a decrease of $190.8 million in cash paid for interest. The weakening Las Vegas and U.S. economies, the decline in real estate values, the credit crisis, increased unemployment and a decrease in consumer confidence levels adversely affected our net revenues and operating margin. In addition, our estimated future cash flows have been impacted by these same factors, resulting in the significant asset impairment charges recorded in the year ended December 31, 2009. The increase in our restricted cash requirements for the year ended December 31, 2009 is due primarily to additional collateral required for our treasury management function, restrictions placed on our cash by lenders of the CMBS Loans, and restrictions placed on our cash by the Bankruptcy Court. Cash used in investing activities during the year ended December 31, 2009 decreased by $134.0 million compared to 2008 primarily as a result of a $107.5 decrease in capital expenditures due to the economic slowdown, and a decrease in cash contributions to joint ventures of $33.4 million. Cash paid for interest during the year ended December 31, 2009 decreased by $190.8 million compared to the year ended December 31, 2008 primarily as a result of our election not to make the scheduled interest payments on our senior and senior subordinated notes and a portion of our CMBS loans in 2009 as described above.

        At December 31, 2009, we had no borrowing availability under our Revolver but had $25.3 million of availability under our DIP Credit Agreement. In addition, subsequent to December 31, 2009, the DIP Credit Agreement facility was increased to $185 million. At December 31, 2009 we had $185.2 million in cash and cash equivalents, of which approximately $81.5 million was in our casino cages to be used for the day-to-day operations of our properties with the remaining $103.7 million to be used for general corporate purposes.

        During the year ended December 31, 2009, total capital expenditures were approximately $64.6 million for maintenance capital expenditures and various other projects. Capital expenditures for the year ended December 31, 2009 were $107.5 million lower than the prior year capital expenditures of $172.1 million due to reduced capital spending in 2009 in response to current market conditions.

        In addition to capital expenditures, during the year ended December 31, 2009, we paid approximately $19.3 million in advances for our Native American development projects and paid approximately $24.3 million in cash equity contributions to joint ventures.

  Year Ending December 31, 2011

        Our primary cash requirements for 2011 are expected to include (i) approximately $55 million to $75 million for maintenance and other capital expenditures, (ii) payments related to our existing and potential Native American projects and (iii) expenses related to the Chapter 11 Case. Our liquidity and capital resources for 2011 are expected to be significantly affected by the Chapter 11 Case and completion of a restructuring of our indebtedness. At this time it is not possible to predict with certainty the effect the Chapter 11 Case and a restructuring will have on our business or various creditors. Our future results depend upon our successfully implementing, on a timely basis, a restructuring of our indebtedness. Our operations and relationship with our customers, employees, regulators, vendors and agents may be adversely affected by the filing of the Chapter 11 Case. As a result of the filing of the Chapter 11 Case, we expect to continue to incur, among other things, increased costs for professional fees and similar expenses. In addition, the filing may make it more difficult to retain and attract management and other key personnel and requires senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operations of our business.

        Our cash flow may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Although we believe that cash flows from operations and borrowings under the Past Revolving Loan will be adequate to meet our financial and operating obligations in 2011, our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

  Off Balance Sheet Arrangements

        As of December 31, 2010, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, including interest rate swaps with a combined notional amount of $250 million (see "Description of Certain Indebtedness and Capital Stock—Derivative Instruments").

        The following table summarizes our contractual obligations and commitments (amounts in thousands):

	Contractual obligations
	Long-term debt (a)	Operating leases (b)	Other long-term obligations (c)	Total contractual cash obligations
Payments due by year
2011	$6,218,333	$6,854	$15,870	$6,241,057
2012	250,434	6,831	50	257,315
2013	152,174	6,742	50	158,966
2014	115,107	6,724	50	121,881
2015	111,740	6,724	—	118,464
Thereafter	175,692	294,214	—	469,906

Total	$7,023,480	$328,089	$16,020	$7,367,589

(a)
Includes principal and contractual interest on long term debt, and termination settlement amounts due under terminated interest rate swaps. Also includes interest related to interest rate swaps that have not been terminated which has been estimated based on the notional amount and net interest spread as of December 31, 2010. Interest related to the CMBS Loans, Senior Notes and Senior Subordinated Notes is estimated based on the outstanding balance and interest rate as of July 27, 2009 immediately preceding the petition date of the Chapter 11 Case. Interest related to the Term Loan, Revolver and Land Loan is estimated based on the outstanding balance and interest rate as of December 31, 2010. See Notes 11 and 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information related to long-term debt and derivative instruments, respectively.

(b)
See Note 13 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)
Other long-term obligations include employment contracts, long-term stay-on agreements and slot conversion purchase obligations.

        As further discussed in Note 21 to the Consolidated Financial Statements in this Annual Report on Form 10-K, on January 1, 2007 we adopted the provisions of the accounting guidance for uncertainty in income taxes. We had $8.8 million of unrecognized tax benefits as of December 31, 2010. Due to the inherent uncertainty of the underlying tax positions, it is not possible to assign the liability as of December 31, 2010 to any particular years in the table.

  Inflation

        We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows in the last three fiscal years.

Investments in Joint Ventures

        During March 2011, the GVR Seller entered into the GVR Asset Purchase Agreement under which substantially all of its assets would be sold to a subsidiary of New Station for aggregate consideration of $500 million plus the assumption of certain liabilities, as part of a pre-packaged chapter 11 plan of reorganization under the Bankruptcy code. The consummation of the GVR Asset Purchase Agreement and the proposed plan of reorganization is subject to the acceptance of the plan by the lenders under the GVR Seller's first lien credit agreement, and there can be no assurance as to when or if the necessary approvals will be obtained.

        On March 22, 2011, Aliante launched a solicitation of approvals by lenders under its credit facility for a plan of reorganization (the "Aliante Plan") in which each of the lenders under the credit facility would receive its pro rata share of 100% of the equity interests in the reorganized Aliante and its pro rata share of a new $45 million senior secured credit facility to be entered into upon consummation of the Aliante Plan. If Aliante obtains the requisite approvals of its lenders pursuant to the solicitation of acceptances of the Aliante Plan, Aliante will seek confirmation of the Aliante Plan under chapter 11 of title 11 of the United States Bankruptcy Code by the United States Bankruptcy Court for the District of Nevada in Reno, Nevada. In addition, in connection with the proposed restructuring of Aliante, Aliante and the steering committee of lenders under the Aliante credit facility are in discussions with third parties regarding a management agreement relating to the operation of Aliante during the pendency of the proposed chapter 11 case and following the consummation of the Aliante Plan.

Native American Development

  The Federated Indians of Graton Rancheria

        In April 2003, the Company entered into development and management agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, Station will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected Station to assist them in designing, developing and financing their project, and upon opening Station will manage the facility on behalf of the FIGR. The management agreement has a term of seven years from the date of the opening of the project. Under the terms of the management agreement, Station will provide training to the FIGR such that they may assume responsibility for managing the facility upon expiration of the seven-year term of the agreement. Station will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. Station will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

        Under the agreements, Station has agreed to provide certain advances for the development of the project, including, but not limited to monthly payments to the FIGR, professional fees, consulting services, mitigation costs and design and pre-construction services fees.

        As described in the record of decision for the environmental impact statement, the project would include approximately 175,000 square feet of casino space, 196,000 square feet of non-casino space, including a 200-room hotel, banquet and meeting space, spa, fitness center, multiple bars, a food court and various dining options.

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park under which the FIGR would provide certain funding to the city, schools and nonprofit organizations over 20 years in exchange for the city's support of the casino project.

        In August 2005, Station purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, Station purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. The site is easily accessible via Wilfred Avenue and Business Park Drive, and will have multiple points of ingress and egress. In March 2008, it was determined that approximately 254 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. Over the period of May 2007 through June 2008, Station purchased an additional 11 acres of land adjacent to the 23 acre site, bringing the total land retained for development by Station to 34 acres.

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

        On October 1, 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the "BIA") accepted approximately 254 acres of land owned by Station into trust on behalf of the FIGR for the development of the project by Station and the FIGR. In connection with the development of the project, it is expected that the FIGR will enter into memoranda of understanding with, among others, Sonoma County, California and the California Department of Transportation relating to mitigation measures such as contributions toward the costs for infrastructure improvements and public services required as a result of the development and operation of the planned project.

        On February 19, 2009, a Notice of Availability of a Final Environmental Impact Statement was filed in the Federal Register. On October 15, 2010, the NIGC published notice in the Federal Register that it had issued the Record of Decision approving the Environmental Impact Statement for the project, thereby completing the environmental process for the project.

        On October 1, 2010, the NIGC informed Station and the FIGR that the NIGC approved the management agreement by and between the FIGR and Station for Class II gaming at the planned gaming and entertainment facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games. A banking game is one in which players compete against the licensed gaming establishment rather than against one another. The FIGR and Station may also pursue approval of Class III gaming, which would permit casino-style gaming at the planned facility, including banked table games, such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering. Pari-mutuel wagering is a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers. Class III gaming would require an approved compact (a "Class III Gaming Compact") with the State of California and approval by the NIGC of a modification to the existing management agreement, or a new management agreement permitting Class III, or casino-style, gaming. There can be no assurances that the project will be able to obtain, in a timely fashion or at all, the approvals from the State of California and the NIGC that are necessary to conduct Class III, or casino-style, gaming at the facility.

        Under the terms of the development agreement, Station will assist the FIGR in obtaining third-party financing for the project, however we do not expect such financing will be obtained until shortly before the project is under construction, and as such, the timing of obtaining the financing is uncertain. Prior to obtaining third-party financing, Station will contribute significant financial support to the project. The Company began capitalizing expenditures toward the project in 2003. Through December 31, 2010, Station has advanced approximately $147.7 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included in Native American development costs on the Company's consolidated balance sheets. Funds advanced by Station are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. Station's advances to the FIGR bear interest at the rate of prime plus 1.5%. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through December 31, 2010, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        The following table outlines the status at December 31, 2010 of each of the following critical milestones necessary to complete the FIGR project.

As of December 31, 2010
Federally recognized as a tribe by the US Government's Bureau of Indian Affairs (BIA)	Yes
Date of recognition	Recognition was terminated during the 1950's and was restored on December 27, 2000
Tribe has possession of or access to usable land upon which the project is to be built	Yes
Status of obtaining regulatory and governmental approvals:
Tribal-State Compact	Not required for Class II gaming; compact will be pursued for Class III gaming.
Approval of gaming compact by DOI	No
Approval of management agreement by NIGC	Yes
Date	October 1, 2010
DOI accepting usable land into trust on behalf of the tribe	Yes
Date	October 1, 2010
Gaming licenses:
Type	Class II
Number of gaming devices allowed	N/A
County agreement	No
Other agreements	Memorandum of Understanding with City of Rohnert Park
Date	October 2003

  North Fork Rancheria of Mono Indian Tribe

        In March 2004 the Company entered into development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. The management agreement has a term of seven years from the opening of the facility, and under the agreement, Station will provide training to the MITCR such that they may assume responsibility for managing the facility upon the expiration of the agreement. Station will receive a management fee of 24% of the facility's net income.

        As currently contemplated, the project includes the development of an approximately 472,000 square foot hotel and casino resort and associated facilities, which would include a main gaming hall, a 200-room hotel, various dining options, retail space and banquet/meeting space. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the management agreement by the NIGC.

        On April 28, 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact permitting casino-style gaming. The compact is subject to approval by the California Legislature and, if approved, will regulate gaming at the Mono's proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the California Legislature will approve the compact.

        On August 6, 2010, the BIA published notice in the Federal Register that the environmental impact statement for the Mono's casino and resort project has been finalized and is available for review. Prior to the land being taken into trust, the BIA must publish a record of decision concerning the environmental impact statement and the Secretary must make the decision that the land should be taken into trust.

        Under the terms of the development agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third-party financing, we will contribute significant financial support to the project. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. We began capitalizing reimbursable advances related to this project in 2003. Through December 31, 2010, we have advanced approximately $16.4 million toward the development of the project, primarily to complete the environmental impact study and secure real estate for the project, which is included in Native American development costs on the Company's consolidated balance sheets. Reimbursable advances by Station to the Mono bear interest at the prime rate plus 1.5%. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through December 31, 2010, none of these payments had been made. The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when, or if, these approvals will be obtained.

        The following table outlines the status at December 31, 2010 of each of the critical milestones necessary to complete the Mono project.

As of December 31, 2010
Federally recognized as a tribe by the US Government's Bureau of Indian Affairs (BIA)	Yes
Date of recognition	Terminated in 1961; restored in 1983
Tribe has possession of or access to usable land upon which the project is to be built	Yes, Station has acquired usable land for the development of this project on behalf of the Mono.
Status of obtaining regulatory and governmental approvals:
Tribal-State Compact	Pending ratification by California Legislature
Approval of gaming compact by DOI	No
Approval of management agreement by NIGC	No
DOI accepting usable land into trust on behalf of the tribe	No
Gaming licenses:
Type	Class III gaming being pursued
Number of gaming devices allowed	N/A

  Mechoopda Indian Tribe

        In January 2004 Station entered into development and management agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, Station agreed to assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California.

        Under the terms of the development agreement, Station agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by Station are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Station's advances to the MITCR bear interest at prime plus 2%. Through December 31, 2010, the Company has advanced approximately $11.9 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included in Native American development costs on the Company's consolidated balance sheets. In addition, Station agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through December 31, 2010, $50,000 of these payments had been made and were expensed as incurred. As of December 31, 2010, we have discontinued funding for the development of the facility and anticipate terminating the development agreement. Given the recent recession and thus the revised expected potential of the project, we have written off the long-term asset associated with this project.

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

        As of December 31, 2010, we had $240.8 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 772 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (96 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 58 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at December 31, 2010 or December 31, 2009. In March 2011, we were notified by the lessor that the lease had been terminated. We are currently in negotiations regarding possible modifications to this lease, however we can provide no assurance that we will be able to reach an agreement with the lessor.

Regulation and Taxes

        We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and the Gun Lake Tribal Gaming Commission.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature meets every two years for 120 days and when special sessions are called by the Governor, and the current legislative session began in February 2011. There have been no specific proposals during the legislative session to increase gaming taxes, however there are no assurances an increase in gaming taxes will not be proposed and passed by the Nevada Legislature.

        In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food and non-alcoholic beverages purchased for use in complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. In April 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision, and in July 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Department of Taxation subsequently took the position that these purchases are subject to Nevada sales tax. Accordingly, we have not recorded a receivable related to a refund for the previously paid use tax on these purchases in the accompanying consolidated balance sheets as of December 31, 2010 and December 31, 2009, respectively. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. In March 2010, the Department of Taxation issued a $12.7 million sales tax assessment, plus interest of $8.2 million, related to these food costs. We have not accrued a liability related to this assessment because we do not believe the Department of Taxation's position has any merit, and therefore we do not believe it is probable that we will owe this tax. The sales tax assessment and the refund cases have been appealed to the Administrative Law Judge of the Nevada Department of Taxation and a hearing date has not yet been set.

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

As a result of the Chapter 11 Case, interest due on the mezzanine financings is not being remitted to the mezzanine lenders. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and was marked to market at each reporting period. The interest rate caps expired in November 2010. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower paid a fixed rate of approximately 5.3% and received one-month LIBOR, terminating in November 2012. This interest rate swap was early terminated during 2009 (see Note 12—Derivative Instruments).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of December 31, 2010 and December 31, 2009, we were not in compliance with the lease coverage ratio. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. The total amount deposited in the collateral account in relation to this block was $179.4 million and $78.7 million at December 31, 2010 and 2009, respectively, which is reflected in restricted cash on our consolidated balance sheets.

  Land Loan

        On February 7, 2008, CV PropCo, LLC, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matured on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 5.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 3.5% per annum, which includes an additional 2% default rate, at the borrower's election. The borrower is required to hedge the interest rate such that LIBOR will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower pays a fixed LIBOR rate of 3.0% and 3.7%, respectively, and receives one-month LIBOR. These interest rate swaps were early terminated in November 2009 (see Note 12—Derivative Instruments).

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

        During the first quarter of 2009, the lenders under the Land Loan, based on appraisals, indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement, and thus an event of default had occurred under the credit agreement. As a result of such event of default, the lenders have become entitled to exercise remedies, including, among other things, the ability to declare the Land Loan and related accrued interest due and payable and to foreclose on the underlying collateral of the borrower which at December 31, 2010 and 2009 included land with a book value of $116.4 million and $133.2 million, respectively. In December 2009, the balance of the interest reserve account of $8.2 million was liquidated, and $8.0 million was applied as a principal reduction to the loan with the remainder applied to the swap termination settlement amount. In addition, the borrower did not make the November 2009 payments or any subsequent payments due on account of interest or the interest rate swap agreements. There is no recourse to the Company for any portion of the Land Loan that is not satisfied by the Borrower or the collateral. As a result of the events of default under the Land Loan, the related outstanding indebtedness has been classified as current in the accompanying consolidated balance sheets at December 31, 2010 and 2009.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of December 31, 2010, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of December 31, 2010, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of December 31, 2010, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage, a maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio and a total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010, and December 31, 2010, we were not in compliance with the financial covenants in the Credit Agreement. In addition, the filing of the Chapter 11 Case constitutes an event of default under the terms of the Credit Agreement resulting in an acceleration of the obligations thereunder, subject to the bankruptcy stay.

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

  Gain on Early Retirement of Debt

        In January 2009, a wholly-owned subsidiary of the Company purchased $40.0 million in aggregate principal amount of our outstanding $700 million 6 7/8% Senior Subordinated Notes and $8.0 million in aggregate principal amount of our outstanding $450 million 6 1/2% Senior Subordinated Notes for approximately $1.5 million plus approximately $1.4 million in accrued interest. As a result, during the year ended December 31, 2009, we recorded a gain on early retirement of debt of approximately $40.3 million, which is the difference between the reacquisition price and the net carrying amount of the extinguished debt including the face amount of the associated debt adjusted for the related unamortized discount and debt issuance costs.

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our consolidated balance sheets and depreciate it according to our policy. An event of default under the sale leaseback agreement for the corporate office building occurred on October 26, 2009 as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. In September 2010, this lease was amended to reduce the annual lease payments by approximately 46%. The annual lease payments for the first 24 months of the amended lease will total approximately $2.9 million and will increase thereafter by approximately 1.25% annually to approximately $3.8 million in the final year of the original term. The amendment did not change the terms of the two options to repurchase the building. The amended lease was assumed by the Company with the authorization of the Bankruptcy Court. Minimum lease payments related to this lease for the years ended December 31, 2011, 2012, 2013, 2014, and 2015, respectively, are approximately $2.9 million, $3.0 million, $3.1 million, $3.2 million and $3.3 million. During the twelve months ended December 31, 2010, 2009 and 2008, we recorded interest expense related to this lease of approximately $4.6 million, $5.3 million and $5.3 million, respectively.

  Derivative Instruments

        We have entered into various interest rate swaps and a cap with members of our bank group to manage interest expense. At December 31, 2010 we have a floating-to-fixed interest rate swap with a notional amount of $250 million, maturing in January 2011, which effectively converts a portion of our floating-rate debt to a fixed rate. This interest rate swap is not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap are recognized in earnings in the period of the change. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements. As of December 31, 2010, we paid a weighted-average fixed rate of approximately 3.0% and received one-month LIBOR which approximated 0.3% on this interest rate swap.

        During the three months ended March 31, 2010, an interest rate swap of one of our 50% owned joint ventures with a notional amount of $430.0 million was early terminated and as a result, we reclassified the remaining $2.0 million of deferred losses, net of tax, from accumulated other comprehensive income (loss) into operations. As a result of the termination of this interest rate swap, the carrying amount of the liability was adjusted to the termination settlement amount and a loss was recorded by the joint venture. Our 50% share of this loss is reflected in interest and other expense from joint ventures in the accompanying consolidated statement of operations.

        During 2009, we early terminated a floating-to-fixed interest rate swap with a notional amount of $1.36 billion. Prior to termination, this interest rate swap effectively converted a portion of our floating-rate debt to a fixed rate. This interest rate swap was not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap were recognized in earnings in the period of the change. The expected amount of the allowed claim related to this interest rate swap is classified in liabilities subject to compromise at December 31, 2010.

        Also during 2009, we early terminated two floating-to-fixed interest rate swaps with a combined notional amount of $250 million. Prior to termination, these interest rate swaps effectively converted a portion of our floating-rate debt to a fixed rate. These interest rate swaps previously qualified and were designated as cash flow hedges, resulting in the effective portion of the gain or loss from the change in fair value being reported as a component of other comprehensive income (loss). The variable cash flow method was used to measure the ineffectiveness of the hedging relationship. Accordingly, the calculation of ineffectiveness involved a comparison of the present value of the cumulative change in the expected future cash flows of the variable portion of the interest rate swaps and the present value of the cumulative change in the expected future variable interest payments designated in the hedging relationship. These interest rate swaps were de-designated as cash flow hedges for accounting purposes during 2009 and as a result of the termination of these swaps, we reclassified $1.7 million in deferred losses, net of tax, from accumulated other comprehensive income into earnings. The total termination settlement amount of these swaps is recorded in accrued expenses and other current liabilities at December 31, 2010.

        During 2009, one of our 50% owned joint ventures terminated two interest rate swaps with notional amounts of $297.8 million. These interest rate swaps had been previously designated as cash flow hedges and as a result of the termination, we reclassified $0.3 million in deferred losses, net of tax, from accumulated other comprehensive income into earnings.

        In accordance with ASC Topic 852, the Debtors' interest rate swap liabilities that are subject to compromise are classified as liabilities subject to compromise in our consolidated balance sheets as of December 31, 2009, and as a result, these interest rate swap liabilities were adjusted to the expected amounts of the allowed claims, which are different than the prepetition carrying amounts of these liabilities as a result of changes in the fair values of these instruments. Gains and losses resulting from adjustments to the carrying values of swap liabilities subject to compromise are recorded in reorganization items in the accompanying consolidated statements of operations. At December 31, 2010, we determined that one of these interest rate swaps, which expired in January 2011, was no longer subject to compromise and we reclassified the carrying value to current liabilities.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps and interest rate cap resulted in an increase in interest expense of approximately $7.0 million, $77.5 million, and $35.1 million for the years ended December 31, 2010, 2009, and 2008, respectively. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase (decrease) in interest and other expense from joint ventures in our consolidated statements of operations, and totaled approximately $27.3 million, $10.6 million, and $17.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At December 31, 2010, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At December 31, 2010, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

        Under the Programs, customers are able to accumulate points over time that they may redeem at their discretion under the terms of the Programs. The estimated cost to provide points is expensed as the points are earned and is included in casino costs and expenses in our consolidated statements of operations. To arrive at the estimated cost associated with outstanding points under the Programs, various estimates and assumptions are made regarding incremental costs of the benefits, historical breakage/forfeiture rates and an estimate of the mix of goods and services we believe, based on past customer redemption patterns, will be redeemed. At December 31, 2010 and 2009, $8.4 million and $6.1 million, respectively, were accrued for the cost of anticipated Program redemptions.

  Self-Insurance Reserves

        We are currently self-insured up to certain stop loss amounts for workers' compensation and general liability costs. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of estimates for claims incurred but not reported. At December 31, 2010 and 2009, we had total self-insurance accruals reflected in our consolidated balance sheets of $4.1 million and $3.6 million, respectively. Effective July 1, 2008, we were no longer self-insured for medical costs. In estimating these accruals, we evaluated historical loss experience and made judgments about the expected levels of costs per claim. We believe changes in medical costs, trends in claims of our employee base, accident frequency and severity and other factors could materially affect the estimate for these liabilities. We continually monitor changes in employee demographics, incident and claim type and evaluate our insurance accruals and adjust our accruals based on our evaluation of these qualitative data points.

  Derivative Instruments

        From time to time we enter into derivative instruments, typically in the form of interest rate swaps, in order to manage interest rate risks associated with our current and future borrowings. We have adopted the accounting guidance for derivative instruments and hedging activities, as amended, to account for our interest rate swaps. The accounting guidance requires us to recognize our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument agreement depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement.

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion is recorded in the consolidated statement of operations. Derivative instruments that are designated as fair value hedges and qualify for the "shortcut" method under accounting for derivative instruments and hedging activities, as amended, are allowed an assumption of no ineffectiveness. As such, there is no impact on the consolidated statement of operations from the changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. For those derivative instruments that are not designated as hedges for accounting purposes, the change in fair value is recorded in the consolidated statement of operations in the period of change.

        Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and the impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements.

  Property and Equipment and Other Long-Lived Assets

        Property and equipment are initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

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

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

  Goodwill and Other Intangible Assets

        We account for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other.

  Goodwill

        We test our goodwill for impairment annually during the fourth quarter of each year, and between annual test dates whenever events or circumstances make it more likely than not that an impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of our 100% owned casino properties is considered to be a reporting unit. Our annual goodwill impairment testing utilizes a two step process. In the first step, we compare the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with value indications provided by the current valuation multiples of comparable publicly traded companies. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, then the goodwill of the reporting unit is considered to be impaired, and we proceed to the second step of the goodwill impairment test. In the second step, we determine the implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

  Indefinite-lived Intangible Assets

        Our indefinite-lived intangible assets include brands and certain license rights. The fair value of brands is estimated using a derivation of the income approach to valuation, based on estimated royalties saved through ownership of the assets, utilizing market indications of fair value. We test our indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances make it more likely than not that an impairment may have occurred. Our annual impairment test of indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

  Finite-Lived Intangible Assets

        Our finite-lived intangible assets include customer relationship and management contract intangibles. Finite-lived intangible assets are amortized over their estimated useful lives, and we periodically evaluate the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

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

        The customer relationship intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Increased competition within the gaming industry or a downturn in the economy could have an impact on our customer relationship intangible asset. Declines in customer spending which would impact the expected future cash flows associated with our rated casino guests, declines in the number of visitations which could impact the expected attrition rate of our rated casino guests or an erosion of our operating margins associated with our rated casino guest could cause the carrying value of the customer relationship asset to exceed the fair value. In this event an impairment based on the difference between the estimated fair value and the carrying value would be recognized.

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

        We evaluate our finite-lived intangible assets and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10. For assets to be held and used, we review long-lived assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

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

  Native American Development Costs

        We incur certain costs associated with development and management agreements entered into with Native American Tribes (the "Tribes"). In accordance with the accounting guidance in ASC Topic 970, Real Estate—General, costs for the acquisition and related development of the land and the casino facilities are capitalized as long-term assets until such time as the assets are transferred to the Tribe, at which time a long term receivable is recognized.

        In accordance with the accounting guidance for capitalization of interest costs, we capitalize interest to the project once a "Notice of Intent" (or the equivalent) to transfer the land into trust, signifying that activities are in progress to prepare the asset for its intended use, has been issued by the United States Department of the Interior ("DOI").

        We earn a return on the costs incurred for the acquisition and development of the projects. Due to the uncertainty surrounding the estimated cost to complete and the collectability of the stated return, we account for the return earned on Native American Development Costs using the cost recovery method described in ASC Subtopic 360-20, Real Estate Sales. Under the cost recovery method, recognition of the return is deferred until the gaming facility is complete and transferred to the Tribe and the resulting receivable has been repaid. Repayment of the advances and the return typically is funded from a refinancing by the Tribe, from the cash flows of the gaming facility or both.

        We evaluate our Native American Development Costs for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360-10. We evaluate each project for impairment whenever events or changes in circumstances indicate that the carrying amount of the project might not be recoverable, taking into consideration all available information. Among other things, we consider the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation, and regulatory matters when evaluating our Native American projects for impairment. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted expected future cash flows exceed the carrying value, no impairment is indicated. If the undiscounted expected future cash flows do not exceed the carrying value, then impairment is measured based on the difference between fair value and the carrying value.

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

  Recently Issued Accounting Standards

        In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-28, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). Under the amended guidance, for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect adoption of the new guidance to have a material effect on its consolidated financial statements.

        In April 2010, the FASB issued ASU No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities, a consensus of the FASB Emerging Issues Task Force. This guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The guidance is effective for reporting periods beginning after December 15, 2010. Since the Company's existing accounting policy for accrual of jackpot liabilities is consistent with the new guidance, the adoption of this guidance will have no impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The guidance is effective for reporting periods beginning after December 15, 2009. Accordingly, the Company adopted the new guidance in the first fiscal quarter of 2010. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

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

        The following table provides information about our long-term debt at December 31, 2010 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands):

	Maturity date	Face amount	Carrying value	Estimated fair value (b)
CMBS Loans, weighted-average interest rate of approximately 5.8%	November 2012 (a)	$2,475,000	$2,475,000	$1,807,736
Land Loan, weighted-average interest rate of approximately 8.5%	February 2011	242,032	242,032	242,032
Revolver, weighted-average interest rate of approximately 5.2%	August 2012	631,107	631,107	557,704
Term Loan, weighted-average interest rate of approximately 4.9%	August 2012	242,500	242,500	214,296
6% senior notes	April 2012	450,000	450,000	90
7 3/4% senior notes	August 2016	400,000	400,000	40
6 1/2% senior subordinated notes	February 2014	442,000	442,000	44
6 7/8% senior subordinated notes	March 2016	660,000	660,000	66
6 5/8% senior subordinated notes	March 2018	300,000	300,000	3
Other debt, weighted-average interest rate of approximately 5.7%	2012-2020	79,116	79,116	79,116

Total		$5,921,755	$5,921,775	$2,901,127

(a)
Prior to the maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension.

(b)
The estimated fair values of the senior notes and the senior subordinated notes are based on actual market prices for the most recent trades on or before December 31, 2010. The estimated fair values of the Revolver and the Term Loan are based upon the value of the pending Opco asset purchase transaction. The estimated fair value of the CMBS Loans is based on the estimated value to be received by the CMBS lenders in the pending restructuring transaction as if the transaction occurred at December 31, 2010. The estimated fair values of all other long-term debt are assumed to be equal to the carrying values, and do not reflect any adjustment related to the Company's credit risk or the potential impact of the Chapter 11 Case on the amounts that are recoverable by creditors.

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

        The following table provides information about our financial instruments at December 31, 2010 that are sensitive to changes in interest rates (amounts in thousands):

	Current Portion as of December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$2,252,427	$5,384	$345	$367	$390	$1,886	$2,260,799
Weighted-average interest rate	8.7%	5.4%	7.2%	7.2%	7.2%	7.3%	8.7%
Variable-rate	$3,660,674	$38	$244	$—	$—	$—	$3,660,956
Weighted-average interest rate	5.8%	7.5%	7.5%	7.5%	—	—	5.8%
Interest rate swaps*:
Notional amount	$250,000	$—	$—	$—	$—	$—	$250,000
Average payable rate	3.0%	—	—	—	—	—	3.0%
Average receivable rate	0.2%	—	—	—	—	—	0.2%

*
Excludes terminated interest rate swaps.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Station Casinos, Inc.:

        We have audited the accompanying consolidated balance sheets of Station Casinos, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young, LLP

Las Vegas, Nevada
March 31, 2011

STATION CASINOS, INC.

(Debtor and Debtor-In Possession)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$165,357	$185,193
Restricted cash	278,329	174,361
Receivables, net	24,104	49,878
Inventories	7,093	9,794
Prepaid gaming tax	15,901	16,293
Prepaid expenses and other current assets	18,783	13,903

Total current assets	509,567	449,422
Property and equipment, net	2,505,763	2,723,683
Restricted cash, noncurrent	15,006	—
Goodwill	124,313	184,699
Intangible assets, net (includes Intangible assets of consolidated variable interest entity of $24,000 and $24,000)	272,524	293,235
Land held for development	240,836	305,617
Investments in joint ventures	5,516	10,489
Native American development costs (includes Native American development costs of consolidated variable interest entity of $22,978 and $53,649)	184,975	213,774
Other assets, net	95,643	95,913

Total assets	$3,954,143	$4,276,832

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt (includes Current portion of long-term debt of consolidated variable interest entity of $35 and $39)	$242,366	$242,347
Accounts payable	10,266	14,905
Construction contracts payable	516	741
Accrued interest payable (includes Accrued interest payable of consolidated variable interest entity of $120 and $0)	22,399	2,341
Accrued expenses and other current liabilities	92,268	91,676

Total current liabilities	367,815	352,010
Long-term debt, less current portion (includes Long-term debt, less current portion, of consolidated variable interest entity of $5,343 and $5,714)	8,659	9,341
Deferred income taxes, net	108,551	116,691
Investments in joint ventures, deficit	344,767	143,048
Other long-term liabilities, net	12,778	7,021

Total liabilities not subject to compromise	842,570	628,111

Liabilities subject to compromise	5,997,821	5,984,109

Total liabilities	6,840,391	6,612,220

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,964,648	2,951,031
Accumulated other comprehensive income (loss)	43	(922)
Accumulated deficit	(5,849,683)	(5,285,914)

Total Station Casinos, Inc. stockholders' deficit	(2,884,575)	(2,335,388)

Noncontrolling interest	(1,673)	—

Total stockholders' deficit	(2,886,248)	(2,335,388)

Total liabilities and stockholders' deficit	$3,954,143	$4,276,832

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Operating revenues:
Casino	$699,401	$764,639	$918,120
Food and beverage	163,215	189,917	228,858
Room	73,454	82,282	105,718
Other	59,086	64,732	73,745
Management fees	22,394	52,447	72,405

Gross revenues	1,017,550	1,154,017	1,398,846
Promotional allowances	(72,595)	(91,868)	(100,695)

Net revenues	944,955	1,062,149	1,298,151

Operating costs and expenses:
Casino	289,168	324,373	361,255
Food and beverage	107,311	116,932	153,018
Room	32,321	34,182	40,029
Other	19,979	20,121	27,774
Selling, general and administrative	219,479	229,200	250,614
Corporate	34,899	33,018	36,029
Development and preopening	16,272	12,014	13,596
Depreciation and amortization	153,316	207,180	226,816
Impairment of goodwill	60,386	181,785	2,594,992
Impairment of other intangible assets	4,704	255,263	327,326
Impairment of other assets	196,930	839,813	420,929
Write-downs and other charges, net	19,245	20,807	62,625

	1,154,010	2,274,688	4,515,003

Operating loss	(209,055)	(1,212,539)	(3,216,852)
(Losses) earnings from joint ventures	(248,495)	(127,643)	17,020
Gain on dissolution of joint venture	124,193	—	—

Operating loss and (losses) earnings from joint ventures	(333,357)	(1,340,182)	(3,199,832)

Other (expense) income:
Interest expense, net (contractual interest for the years ended December 31, 2010 and December 31, 2009 was $419,853 and $403,673, respectively)	(104,582)	(276,591)	(379,313)
Interest and other expense from joint ventures	(66,709)	(40,802)	(47,643)
Change in fair value of derivative instruments	(42)	23,729	(23,057)
Gain (loss) on early retirement of debt	—	40,348	—

	(171,333)	(253,316)	(450,013)

Loss before income taxes and reorganization items	(504,690)	(1,593,498)	(3,649,845)
Reorganization items	(82,748)	(375,888)	—

Loss before income taxes	(587,438)	(1,969,386)	(3,649,845)

Income tax benefit	21,996	289,872	381,345

Net loss	(565,442)	(1,679,514)	(3,268,500)
Less: net loss applicable to noncontrolling interest	(1,673)	—	—

Net loss applicable to Station Casinos, Inc. stockholders	$(563,769)	$(1,679,514)	$(3,268,500)

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(amounts in thousands)

	Non-voting common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' (deficit) equity	Noncontrolling interest	Total Station Casinos, Inc. stockholders' (deficit) equity
Balances, December 31, 2007	$417	$2,920,526	$(11,981)	$(337,900)	$2,571,062	$—	2,571,062
Share-based compensation expense	—	14,445	—	—	14,445	—	14,445
Purchase price adjustment	—	1,978	—	—	1,978	—	1,978
Interest rate swap market value adjustment, net of tax	—	—	(1,937)	—	(1,937)	—	(1,937)
Unrealized loss on available-for-sale securities, net of tax	—	—	(695)	—	(695)	—	(695)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	6,323	—	6,323	—	6,323
Net loss	—	—	—	(3,268,500)	(3,268,500)		(3,268,500)

Balances, December 31, 2008	$417	$2,936,949	$(8,290)	$(3,606,400)	$(677,324)	$—	$(677,324)

Share-based compensation expense	—	14,082	—	—	14,082	—	14,082
Interest rate swap market value adjustment, net of tax	—	—	6,429	—	6,429	—	6,429
Unrealized gain on available-for-sale securities, net of tax	—	—	123	—	123	—	123
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	816	—	816	—	816
Net loss	—	—	—	(1,679,514)	(1,679,514)	—	(1,679,514)

Balances, December 31, 2009	$417	$2,951,031	$(922)	$(5,285,914)	$(2,335,388)	$—	$(2,335,388)

Share-based compensation expense	—	13,617	—	—	13,617	—	13,617
Interest rate swap market value adjustment, net of tax	—	—	1,985	—	1,985	—	1,985
Unrealized loss on available-for-sale securities, net of tax	—	—	(80)	—	(80)	—	(80)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	—	—	(940)	—	(940)	—	(940)
Net loss	—	—	—	(565,442)	(565,442)	(1,673)	(563,769)

Balances, December 31, 2010	$417	$2,964,648	$43	$(5,851,356)	$(2,886,248)	$(1,673)	$(2,884,575)

The accompanying notes are an integral part of these consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities:
Net loss	$(565,442)	$(1,679,514)	$(3,268,500)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	153,316	207,180	226,816
Change in fair value of derivative instruments	42	(23,729)	23,057
Impairment of goodwill	60,386	181,785	2,594,992
Impairment of other intangible assets	4,704	255,263	327,326
Impairment of other assets	196,930	839,813	420,929
Write-downs and other charges, net	19,245	20,807	62,625
Share-based compensation	13,381	14,083	14,445
Loss from joint ventures	315,203	168,445	30,623
Gain on dissolution of joint ventures	(124,193)	—	—
Amortization of debt discount and issuance costs	1,955	23,272	37,761
Gain on early retirement of debt	—	(40,348)	—
Reorganization items	82,748	375,888	—
Changes in assets and liabilities:
Restricted cash	(118,974)	(159,400)	(13,995)
Receivables, net	25,774	(5,776)	6,409
Inventories and prepaid expenses	4,523	6,793	1,677
Due from unconsolidated affiliate	—	(250)	(5,011)
Deferred income taxes	(17,262)	(285,376)	(384,128)
Accounts payable	(4,645)	1,395	(2,968)
Accrued interest	21,348	83,955	(8,074)
Accrued expenses and other current liabilities	698	(31,369)	(11,368)
Other, net	8,507	(19,819)	(1,394)

Total adjustments	643,686	1,612,612	3,319,722

Net cash provided by (used in) operating activities before reorganization items	78,244	(66,902)	51,222

Net cash used for reorganization items	(82,808)	(59,775)	—

Net cash (used in) provided by operating activities	(4,564)	(126,677)	51,222

Cash flows from investing activities:
Capital expenditures	(34,530)	(64,594)	(172,051)
Proceeds from sale of land, property and equipment	871	636	2,368
Investments in joint ventures, net	(3,509)	(24,343)	(57,752)
Distributions in excess of earnings from joint ventures	6,112	2,118	2,855
Construction contracts payable	(225)	(8,687)	(13,723)
Native American development costs	(16,007)	(19,337)	(14,876)
Proceeds from repayment of Native American development costs	42,806	—	—
Other, net	(10,487)	(16,073)	(11,070)

Net cash used in investing activities	(14,969)	(130,280)	(264,249)

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(amounts in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from financing activities:
Borrowings under Credit Agreement with maturity dates less than three months, net	—	—	335,137
Proceeds from the issuance of Land Loan	—	—	250,000
Borrowings under Term Loan with maturity dates greater than three months	2,870	—	—
Payments on land loan	—	(7,968)	—
Payments under Term Loan with maturity dates greater than three months	(2,500)	(2,500)	(2,500)
Redemption of senior subordinated notes	—	(1,460)	—
Debt issuance costs	—	(460)	(7,638)
Other, net	(673)	(3,526)	(300)

Net cash (used in) provided by financing activities	(303)	(15,914)	574,699

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(19,836)	(272,871)	361,672
Balance, beginning of year	185,193	458,064	96,392

Balance, end of year	$165,357	$185,193	$458,064

Supplemental cash flow disclosures:
Cash paid for interest, net of $10,078, $15,989 and $27,087 capitalized	$77,016	$166,211	$345,920
Supplemental disclosure of non-cash items:
Capital expenditures financed by debt	$—	$—	$4,514
Debt settlement in land sale	$—	$4,000	$—

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

  Chapter 11 Reorganization

        On November 7, 2007, the Company completed a going private transaction that was sponsored by Frank J. Fertitta III and Lorenzo J. Fertitta and certain affiliates of Colony Capital, LLC ("Colony") (such going private transaction is referred to herein as, the "Merger"). In connection with the Merger, the Company's subsidiary, FCP PropCo, LLC ("Propco"), and certain other subsidiaries of the Company that directly or indirectly own interests in Propco (the "Propco Debtors") entered into a mortgage loan and related mezzanine financings in an aggregate principal amount of $2.475 billion (the "CMBS Loans"). The CMBS Loans were secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "Propco Properties"). In addition, the Company, as borrower, entered into a $900 million senior secured credit agreement (the "Credit Agreement") which was secured by substantially all of the assets of the Company and its subsidiaries, other than Propco and the Propco Debtors. The Company's $450 million 6% senior notes due April 1, 2012, $400 million 7 3/4% senior notes due August 15, 2016, $450 million 6 1/2% senior subordinated notes due February 1, 2014, $700 million 6 7/8% senior subordinated notes due March 1, 2016 and $300 million 6 5/8% senior subordinated notes due March 15, 2018 (collectively, "Senior and Senior Subordinated Notes") remained outstanding following consummation of the Merger. On February 7, 2008, a wholly owned, indirect subsidiary of the Company ("Landco"), as borrower, entered into a $250 million delay-draw term loan collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan").

        The Merger and related transactions left the Company highly leveraged. Shortly thereafter, the economy in the United States sharply declined, consumer spending deteriorated and the credit markets severely contracted. Foreclosure and unemployment rates in Nevada sharply increased, becoming among the highest in the United States, and many planned construction projects for new casinos in Nevada were delayed or cancelled, causing further deterioration of the Las Vegas economy and reduced discretionary consumer spending by Las Vegas residents. The Company was severely impacted by the economic downturn due to the fact all of its owned casinos are located in Las Vegas and its properties have historically attracted customers from the Las Vegas valley. In addition, the value of real estate in Nevada significantly eroded as a result of the deterioration of the economy.

        Due to the economic conditions following the Merger, including the credit crisis and a decrease in consumer confidence levels, the Company experienced a significant reduction in revenues. Although the Company engaged in cost reductions, reductions in workforce and other efforts to mitigate the impact of the decline in revenues, the results of operations of the Company were materially and adversely impacted

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

by the economic downturn and its ability to service its debt obligations was impaired. In addition, the decline in real estate values in Nevada adversely affected the value of the Company's assets. The resulting deterioration of the Company's results of operations and asset values, coupled with the Company's high leverage and the general unavailability of credit, negatively impacted the Company's ability to service its outstanding indebtedness or otherwise raise capital for restructuring.

        As a result, on July 28, 2009, STN and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under Chapter 11 of the Bankruptcy Code. These cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case").

  Restructuring Transactions

        On August 27, 2010, the Bankruptcy Court entered an order confirming the Debtors' joint plan of reorganization (the "Plan"). Under the Plan, Station Casinos LLC ("New Station"), a designee of German American Capital Corporation and JP Morgan Chase Bank, N.A., as holders of $1.8 billion in CMBS Loans (the "Mortgage Lenders"), is expected to acquire the Propco Properties and certain related assets in satisfaction of the Mortgage Lenders' existing secured claims against Propco. In conjunction with these transfers to the Company, under the Plan: (i) New Station's voting units are expected to be issued to Station Voteco LLC, which is expected to be owned by designees of the Mortgage Lenders and an entity owned by Frank J. Fertitta III, our Chief Executive Officer, President and a member of our Board of Directors, and Lorenzo J. Fertitta, a member of our Board of Directors, (ii) New Station's non-voting units are expected to be issued to Station Holdco LLC ("Station Holdco"), which is expected to be owned by the Mortgage Lenders, FI Station Investor LLC, a newly formed limited liability company owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("FI Station Investor"), and the holders of the Senior and Senior Subordinated Notes; and (iii) New Station is expected to enter into a new credit agreement (the "Propco Credit Agreement") with the Mortgage Lenders consisting of a term loan facility in the principal amount of $1.6 billion and a revolving credit facility in the amount of $100 million, which revolving credit facility will increase to $150 million upon the prepayment of $50 million of outstanding principal amount under the term loan (the transactions described in clauses (i) through (iii) collectively referred to herein as, the "Propco Restructuring").

        In addition, Station Holdco will issue two classes of warrants to the Mortgage Lenders permitting the Mortgage Lenders to purchase a total of 5% of the non-voting equity of Station Holdco at exercise prices based upon a multiple of the share value of Station Holdco on the Effective Date (as defined herein) of the Plan (the "Mortgage Lender Warrants"). The Mortgage Lenders will sell to FI Station Investor one of the classes of warrants with the right to purchase up to 2.5% of the non-voting equity (the "Fertitta Warrants") and will transfer the remaining 2.5% of the Mortgage Lender Warrants to holders of the mezzanine portion of the CMBS Loans. On or about the Effective Date, FI Station Investor is expected to assign the Fertitta Warrants to an affiliate of Colony. The Mortgage Lender Warrants will have a per unit exercise price equal to two and one-half times the value of the non-voting units on the Effective Date that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. The Fertitta

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Warrants will have a per unit exercise price equal to three times the value of the non-voting units on the Effective Date that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. For purposes of determining the exercise price of the Mortgage Lender Warrants and the Fertitta Warrants, the per unit value of the non-voting units will be determined based on a total equity value of Station Holdco equal to $200 million, plus the amount of any additional equity issued or capital contributions made as of the Effective Date, plus the amount of any reduction in the debt agreed to by the Mortgage Lenders in exchange for Station Holdco equity (the "Plan Value"). The Mortgage Lender Warrants and the Fertitta Warrants may only be exercised following the earlier of (i) the six and one-half year anniversary of the Effective Date and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco (other than the transactions contemplated by the Plan) and expire on the seventh anniversary of the Effective Date.

        In addition, pursuant to the terms of the Plan, the Company and certain of its subsidiaries have entered into an Asset Purchase Agreement dated as of June 7, 2010, as amended (the "Asset Purchase Agreement") with FG Opco Acquisitions LLC, an entity that is currently owned in whole or in part by Fertitta Entertainment LLC, which is owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("Fertitta Entertainment"), and the Mortgage Lenders and will be owned by the New Station upon consummation of the transactions contemplated by the Asset Purchase Agreement (the "Opco Purchaser"). Pursuant to the terms of the Asset Purchase Agreement, the Opco Purchaser will acquire substantially all of the assets of the Company and certain of its subsidiaries, including Santa Fe Station, Texas Station, Fiesta Henderson, Fiesta Rancho and interests in certain Native American gaming projects (the "Opco Assets"), for a purchase price of $772 million, consisting of the following: (i) an amount in cash equal to $317 million, subject to adjustment pursuant to the terms of the Asset Purchase Agreement; and (ii) $455 million in aggregate principal amount of term loans, subject to adjustment pursuant to the terms of the Asset Purchase Agreement (together with a $25 million revolving credit facility, the "Opco Credit Agreement") (the transactions described in this paragraph, collectively referred to herein as the "Opco Acquisition"). The lenders under the Opco Credit Agreement will be the same lenders as under Station's existing Credit Agreement.

        Pursuant to the terms of the Plan, the proceeds of the sale of the Opco Assets will be distributed to secured creditors of STN in full satisfaction of their claims against Station. The Plan also provides that certain general unsecured creditors of STN ("Opco Unsecured Creditors") will receive warrants (the "Unsecured Creditor Warrants") exercisable for 2.5% of the total equity of Station Holdco. The Unsecured Creditor Warrants will have a per unit exercise price equal to two and one-half times the value of the non-voting units on the Effective Date that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. For purposes of determining the exercise price of the Unsecured Creditor Warrants, the per unit value of the non-voting units will be determined based on the Plan Value. The Unsecured Creditor Warrants may only be exercised following the earlier of (i) the six and one-half year anniversary of the Effective Date and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco (other than the transactions contemplated by the Plan), and expire on the seventh anniversary of the Effective Date.

        In addition, Opco Unsecured Creditors that are "accredited investors" (as defined in the Securities Act of 1933, as amended) will have an opportunity to participate in a rights offering ("Rights Offering") under which they may subscribe for and purchase their pro rata share of 15% of the equity interests of Station Holdco for an aggregate amount of $35.3 million. The Rights Offering may be increased to fund (i) the payment of $50 million pay-down under the Propco Credit Agreement, (ii) a portion of the Opco

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Acquisition and (iii) the acquisition of Green Valley Ranch, Aliante Station, or any other material gaming operations located with a 100-mile radius of Las Vegas, provided that the aggregate purchase price payable for additional units so offered in the Rights Offering will not exceed $64.7 million. Certain affiliates of Fidelity Management & Research Company, Oaktree Capital Management, L.P. and Serengeti Asset Management, LP (the "Put Parties") will purchase at least one-half of the equity interests of Station Holdco offered pursuant to the Rights Offering and have committed to purchase the remainder of the equity interests of Station Holdco offered pursuant to the Rights Offering on or before June 30, 2011, to the extent that such equity interests are not purchased by other Opco Unsecured Creditors (the "Equity Put"). In consideration for their agreement to purchase equity interests that are not purchased by other Opco Unsecured Creditors, the Put Parties will receive a $3 million cash payment on the Effective Date and reimbursement of expenses in an amount of up to $1.7 million.

        Claimants with respect to the Land Loan are expected to enter into an amended and restated credit agreement related to the Land Loan (the "Restructured Land Loan"). Pursuant to the terms of the Restructured Land Loan, the principal outstanding is expected to be reduced to $105 million in exchange for warrants to purchase 60% of the outstanding equity interests of Landco exercisable for nominal consideration (the "Landco Warrants" and together with the Mortgage Lender Warrants, the Fertitta Warrants and the Unsecured Creditor Warrants, the "Warrants").

        On March 9, 2011, Station GVR Acquisition, LLC (the "GVR Purchaser"), an indirect subsidiary of New Station, and Green Valley Ranch Gaming, LLC (the "GVR Seller") entered into an Asset Purchase Agreement (the "GVR Asset Purchase Agreement"), pursuant to which the GVR Purchaser will purchase substantially all of the assets and assume certain specified liabilities of the GVR Seller for $500 million through a prepackaged plan of reorganization (the "GVR Acquisition"). The consummation of the transactions contemplated by the GVR Asset Purchase Agreement is subject to, among other things, the bankruptcy court entering a confirmation order confirming the chapter 11 plan of reorganization of the GVR Seller.

        On March 22, 2011, the subsidiaries of the Company that are sellers under the Asset Purchase Agreement and the Company's 50%-owned joint ventures the GVR Seller and Aliante Gaming, LLC ("Aliante") commenced a solicitation of approvals for a prepackaged plan of reorganization (the "Subsidiary Plan") to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante, pursuant to which its lenders would receive the equity of Aliante and $45 million in secured loans in exchange for their claims. We expect that the Chapter 11 cases for such subsidiaries (the "Subsidiary Chapter 11 Cases") will be filed in the second quarter of 2011.

        Following consummation of the Plan it is expected that New Station and its subsidiaries will enter into long-term management contracts with affiliates of Fertitta Entertainment to manage the Propco Properties and the Opco Assets (the "Management Agreements"). The Propco Restructuring, the Opco Acquisition, the GVR Acquisition, the issuance of the Warrants, the Rights Offering, the Equity Put, entry into the Management Agreements and the Restructured Land Loan are referred to herein collectively as the "Restructuring Transactions."

        Although the Plan was confirmed by the Bankruptcy Court on August 27, 2010, consummation of the Plan is subject to the satisfaction of certain conditions precedent, including among other things, (i) the Bankruptcy Court shall have authorized the assumption and rejection of certain contracts of the Debtors, (ii) all documents necessary to implement the Restructuring Transactions contemplated by the Plan,

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

including but not limited to the equityholders agreement to be entered into upon emergence from bankruptcy among the Company, its equityholders and its subsidiaries (the "Equityholders Agreement"), the Opco Credit Agreement, the Propco Credit Agreement, the Restructured Land Loan and the Warrants, shall be in form and substance reasonably acceptable to the Debtors, and (iii) all necessary regulatory approvals, including but not limited to necessary approvals of the Nevada Gaming Authorities (as defined herein), will have been obtained (the date upon which the actions described in clauses (i) through (iii) are completed is referred to herein as the "Effective Date"). The Company currently expects that the Effective Date will occur by June 30, 2011, although the Company cannot assure you that the required regulatory approvals will be obtained, that conditions to consummation of the Plan will be satisfied by that date, or at all, or that the Company will be successful in implementing the Plan in the form contemplated, or at all.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Subsidiary Plan. There can be no assurance that a sufficient percentage or number of lenders will accept the Subsidiary Plan or that the Bankruptcy Court will confirm such plan. In addition, if the Subsidiary Plan is not accepted, confirmed or consummated, there can be no assurance that the Company will be able to successfully develop, prosecute, confirm and consummate a plan of reorganization that is acceptable to the Bankruptcy Court and to the creditors, equity holders and other parties in interest of the GVR Seller and Aliante.

        Following the consummation of the Plan, the Company and certain of the other Debtors will be dissolved and, except to the extent set forth in the Plan, none of New Station, Fertitta Entertainment, FI Station Investor nor any of their respective affiliates will succeed to the assets or liabilities of the Company or the other Debtors.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Plan. The Plan and the Disclosure Statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company concluded its solicitation of acceptance of the Plan and received its confirmation from the Bankruptcy Court on August 27, 2010. Although the Plan was confirmed by the Bankruptcy Court on August 27, 2010, there can be no assurance that the transactions contemplated by the Asset Purchase Agreement or the Plan will be consummated.

        The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

  Accounting for Reorganization

        Accounting Standards Codification ("ASC") Topic 852, Reorganizations ("ASC Topic 852") provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code including companies in chapter 11, and generally does not change the manner in which financial statements are prepared. The consolidated financial statements have been prepared on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Chapter 11 Cases create substantial doubt about Station's ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, the plan of reorganization could materially change the

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

amounts and classifications reported in the consolidated financial statements, and the accompanying consolidated financial statements do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of the plan of reorganization.

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

  DIP Financing

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into a $150 million unsecured, subordinated administrative priority debtor in possession credit agreement (the "DIP Credit Agreement") among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company) as administrative agent (the "Administrative Agent") and lender, and the lenders party thereto. The DIP Credit Agreement provided for a $150 million revolving credit facility to be funded on a committed basis for so long as Vista Holdings, LLC had cash and cash equivalents on hand in an amount in excess of $100 million. During the three months ended March 31, 2010, the DIP Credit

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Agreement was amended to increase the facility to $185 million. The proceeds of the loans incurred under the DIP Credit Agreement were used for working capital and other general corporate purposes of the Company and were be available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case. The DIP Credit Agreement matured on August 10, 2010, and at December 31, 2010 $172 million in advances remained outstanding under the DIP Credit Agreement.

        The Company's obligations under the DIP Credit Agreement are an administrative expense claim in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by the Company shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

        The Company's obligations under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) the conversion of any of the Chapter 11 Case to a case under chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code.

        Also, in connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into an Unsecured Revolving Loan Promissory Note in favor of Past Enterprises, Inc. (a non-debtor subsidiary of the Company), pursuant to which Past Enterprises provides to the Company an unlimited revolving credit facility (the "Past Revolving Loan") at an interest rate of 2.78% per annum, the proceeds of which will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries. We still have the ability to borrow under the Past Revolving Loan, and there is no limit on the Company's borrowings under the Past Revolving Loan.

        The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At December 31, 2010, the outstanding balance due under the Past Revolving Loan totaled $289.3 million. In July 2010, SC Michigan, LLC and MPM Enterprises, LLC received approximately $42.8 million representing a partial repayment of advances on the Gun Lake project. SC Michigan, LLC, a wholly owned subsidiary of Station, received $39.3 million of the $42.8 million and used all of these funds to purchase funded debtor-in-possession loans made to the Company by Past Enterprises (the "SC Michigan Revolving Loan"). At December 31, 2010, the outstanding principal balance due under the SC Michigan Revolving Loan totaled $39.3 million.

        The Company's obligations under the Past Revolving Loan and the SC Michigan Revolving Loan will be administrative expense claims in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by the Company shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

  Merger

        On November 7, 2007, the Company completed the Merger with FCP Acquisition Sub, a Nevada corporation ("Merger Sub"), pursuant to which Merger Sub merged with and into the Company with the Company continuing as the surviving corporation. The Merger was completed pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 23, 2007 and amended as of May 4, 2007, among the Company, Fertitta Colony Partners LLC, a Nevada limited liability company ("FCP"), and Merger Sub.

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

        The Merger resulted in a greater than 50% control of the Company and was a "business combination" for accounting purposes, requiring FCP, Fertitta Partners, FCP VoteCo and their respective owners (the "Investors"), pursuant to the accounting guidance for business combinations, to record the acquired assets and assumed liabilities at their fair market values as of the acquisition date, resulting in a new basis of accounting. As a result of the Securities and Exchange Commission's rules and guidance regarding "push-down" accounting, the Investors' new accounting basis in our assets and liabilities is reflected in our consolidated financial statements to the extent that the Investors paid cash for the non-voting common stock of the Company as of the consummation of the Merger. Management has deemed it impracticable to determine the individual investors' carryover basis in the shares and has accordingly computed the carryover basis based on the pro rata portion of book value of Station prior to the Merger. For accounting periods subsequent to the Merger, the consolidated financial statements reflect the push down of the Investors' new basis of accounting.

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

  Receivables, Net and Credit Risk

        Receivables, net consist primarily of casino, hotel and other receivables, which are typically non-interest bearing. Receivables are initially recorded at cost, and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. Management does not believe that any significant concentrations of credit risk existed as of December 31, 2010.

  Inventories

        Inventories are stated at the lower of cost or market. Cost is determined on a weighted-average basis.

  Fair Value of Financial Instruments

        The carrying value of our cash and cash equivalents, restricted cash, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. For debt with short-term maturities, the fair value approximates the carrying amount. The fair value of our publicly traded debt securities is based on quoted market prices on or about December 31, 2010, however since all of these debt securities are classified as liabilities subject to compromise as a result of the Chapter 11 Case, they are carried at the expected amount of the allowed claims, which approximates the face value of the securities.

  Property and Equipment and Other Long-Lived Assets

  Property and Equipment

        Property and equipment are initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

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

  Impairment of Property and Equipment and Other Long-Lived Assets

        We evaluate our property and equipment and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10. For assets to be held and used, we review fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model. As of December 31, 2010 and 2009, our consolidated financial statements reflect all adjustments required under the guidance for accounting for the impairment or disposal of long-lived assets.

        See Notes 4, 6, 7 and 15 for discussions of impairment charges recorded during the years ended December 31, 2010, 2009 and 2008 related to property and equipment and other long-lived assets.

  Capitalization of Interest

        We capitalize interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, we capitalize interest on amounts expended on the project at our weighted average cost of borrowings. Interest capitalized was approximately $10.1 million, $16.0 million, and $27.1 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

  Goodwill and Other Intangible Assets

        We account for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other ("ASC Topic 350"). See Note 5 for a discussion of impairment charges recorded for the years ended December 31, 2010, 2009 and 2008 related to goodwill and intangible assets.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

  Goodwill

        We test our goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances make it more likely than not that an impairment may have occurred. Impairment testing for goodwill is performed at the reporting unit level, and each of our 100% owned casino properties is considered to be a reporting unit. Our annual goodwill impairment testing utilizes a two step process. In the first step, we compare the fair value of each reporting unit with its carrying amount, including goodwill.. If the fair value of the reporting unit exceeds its carrying amount, then goodwill of the reporting unit is not considered impaired. If the carrying value of the reporting unit exceeds its fair value, then the goodwill of the reporting unit is considered to be impaired, and we proceed to the second step of the goodwill impairment test. In the second step, we determine the implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit determined in step one to the assets and liabilities of the reporting unit, as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

  Indefinite-lived Intangible Assets

        Our indefinite-lived intangible assets include brands and certain license rights. The fair value of brands is estimated using a derivation of the income approach to valuation, based on estimated royalties saved through ownership of the assets. The fair value of license rights is estimated using market indications of fair value. We test our indefinite-lived intangible assets for impairment annually during the fourth quarter of each year, and whenever events or circumstances make it more likely than not that an impairment may have occurred. Our annual impairment test of indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset. For the years ended December 31, 2010, 2009, and 2008, none of our indefinite-lived intangible assets were deemed to have a finite useful life.

  Finite-Lived Intangible Assets

        Our finite-lived intangible assets include customer relationship and management contract intangibles. Finite-lived intangible assets are amortized over their estimated useful lives, and we periodically evaluate the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

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

        The customer relationship intangible asset is reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Increased competition within the gaming industry or a downturn in the economy could have an impact on our customer relationship intangible asset. Declines in customer spending which would impact the expected future cash flows associated with our rated casino guests, declines in the number of visitations which could impact the expected attrition rate of our rated casino guests or an erosion of our operating margins associated with our rated casino guest could cause the carrying value of the customer relationship asset to exceed the fair value. In this event an impairment based on the difference between the estimated fair value and the carrying value would be recognized.

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

        We evaluate our finite-lived intangible assets and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10. For assets to be held and used, we review long-lived assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

  Native American Development Costs

        We incur certain costs associated with development and management agreements entered into with Native American Tribes (the "Tribes"). In accordance with the guidance for accounting for costs and initial rental operations of real estate projects, costs for the acquisition and related development of the land and the casino facilities are capitalized as long-term assets until such time as the assets are transferred to the Tribe at which time a long term receivable is recognized.

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

        We evaluate our Native American Development Costs for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10. We evaluate each project for impairment whenever events or changes in circumstances indicate that the carrying amount of the project might not be recoverable, taking into consideration all available information. Among other things, we consider the status of the project, any contingencies, the achievement of milestones, any existing or potential litigation, and regulatory matters when evaluating our Native American projects for impairment. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted expected future cash flows exceed the carrying value, no impairment is indicated. If the undiscounted expected future cash flows do not exceed the carrying value, then impairment is measured based on the difference between fair value and the carrying value. See Note 8 for a discussion of impairment charges recorded during the year ended December 31, 2009 related to Native American projects.

  Debt Issuance Costs

        Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements and are included in other assets, net on our consolidated balance sheets. In connection with the Chapter 11 Case, in 2009 we wrote off certain debt issuance costs related to debt that is subject to compromise.

  Advertising

        We expense advertising costs the first time the advertising takes place. Advertising expense, which is generally included in selling, general and administrative expenses on the accompanying consolidated statement of operations, was approximately $13.7 million, $13.7 million, and $18.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

  Preopening

        Preopening expenses are expensed as incurred. The construction phase of a major project typically covers a period of 12 to 24 months. The majority of preopening costs are incurred in the three months prior to opening. We incurred preopening expenses of approximately $3.6 million, $5.8 million, and $10.2 million during the years ended December 31, 2010, 2009, and 2008, respectively.

  Derivative Instruments

        From time to time we enter into derivative instruments, typically in the form of interest rate swaps, in order to manage interest rate risks associated with our current and future borrowings. We have adopted the authoritative guidance for accounting for derivative instruments and hedging activities, as amended, to account for our interest rate swaps. The accounting guidance requires us to recognize our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument agreement depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement.

        For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion is recorded in the consolidated statement of operations. Derivative instruments that are designated as fair value hedges and qualify for the "shortcut" method under the accounting for derivative instruments and hedging activities, as amended, are allowed an assumption of no ineffectiveness. As such, there is no impact on the consolidated statement of operations from the changes in the fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on our consolidated balance sheet with an offsetting adjustment to the carrying value of the related debt. For those derivative instruments that are not designated as hedges for accounting purposes, the change in fair value is recorded in the consolidated statement of operations in the period of change (See Note 12).

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

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Food and beverage	$62,764	$77,194	$84,843
Room	6,735	8,142	7,548
Other	1,957	2,873	3,596

Total	$71,456	$88,209	$95,987

        We also record a liability for the estimated cost of the outstanding points under the Programs that we believe will ultimately be redeemed. At December 31, 2010 and 2009, $8.4 million and $6.1 million, respectively, were accrued for the cost of anticipated Program redemptions. The estimated cost of the outstanding points under the Programs is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to convert to rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment and merchandise as well as potential breakage.

        Management fee revenues earned under our management agreements are recognized when the services have been performed, the amount of the fee is determinable, and collectability is reasonably assured.

  Related Party Transactions

        We have entered into various related party transactions, which consist primarily of lease payments related to ground leases at Boulder Station and Texas Station. We paid approximately $6.7 million, $6.7 million, and $6.5 million for the years ended December 31, 2010, 2009, and 2008, respectively, in connection with these related party ground lease transactions.

        Additionally, we have purchased tickets to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the years ended December 31, 2010, 2009 and 2008, we made payments to Zuffa for approximately $0.5 million, $0.7 million, and $0.7 million, respectively, for ticket purchases to, and closed circuit viewing fees of, Ultimate Fighting Championship events. In addition, in September 2008 Zuffa and a wholly-owned subsidiary of the Company entered into a month-to-month license agreement whereby Zuffa has the rights to a previously unused portion at Palace Station for general office and administrative use. Payments received by the Company related to this license agreement totaled approximately $22,000 and $21,000 for the years ended December 31, 2009, and 2008, respectively. There were no payments received from Zuffa under this license agreement during the year ended December 31, 2010. In January 2009, Station subleased its leased aircraft to Zuffa for a period of six months. Payments received by Station in connection with this sublease approximated the amount Station paid for leasing the aircraft, and totaled approximately $0.8 million.

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

  Recently Issued Accounting Standards

        In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-28, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28").

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies and Basis of Presentation (Continued)

Under the amended guidance, for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect adoption of the new guidance to have a material effect on its consolidated financial statements.

        In April 2010, the FASB issued ASU No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities, a consensus of the FASB Emerging Issues Task Force. This guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The guidance is effective for reporting periods beginning after December 15, 2010. Since the Company's existing accounting policy for accrual of jackpot liabilities is consistent with the new guidance, the adoption of this guidance will have no impact on the Company's financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The guidance is effective for reporting periods beginning after December 15, 2009. Accordingly, the Company adopted the new guidance in the first fiscal quarter of 2010. The adoption of this new guidance did not have a material impact on the Company's financial statements.

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Receivables, net

        Components of receivables are as follows (amounts in thousands):

	December 31,
	2010	2009
Casino	$11,669	$15,946
Hotel	6,686	4,068
Management fees	3,246	7,313
Income tax	—	18,655
Due from unconsolidated joint ventures	435	5,420
Other	12,720	8,714

	34,756	60,116
Allowance for doubtful accounts	(10,652)	(10,238)

Receivables, net	$24,104	$49,878

3. Due from/to Unconsolidated Affiliate

        Effective January 1, 2009, a promissory note in the amount of $5.0 million (the "2009 GVR Promissory Note") was executed between GV Ranch Station, Inc. (the consolidated entity that owns our 50% portion of the GVR Seller and the GVR Seller. The 2009 GVR Promissory Note accrued interest at an annual rate of 5.0% and matured on January 1, 2011. The 2009 GVR Promissory Note is subordinate to the GVR Seller's senior secured debt and interest rate swaps. During the three months ended March 31, 2010, events of default occurred related to the GVR Seller's senior secured debt and interest rate swaps. As a result, the Company determined the GVR Promissory Note and the related accrued interest may not be recoverable and accordingly, the note and accrued interest receivable were fully reserved during the three months ended December 31, 2009 and accordingly, the Company recognized a $5.3 million expense in write-downs and other charges, net in our consolidated statements of operations during the year ended December 31, 2009 to fully reserve this receivable.

4. Property and Equipment

        Property and equipment consists of the following (amounts in thousands):

		December 31,
	Estimated life (years)
		2010	2009
Land	—	$413,933	$426,918
Buildings and improvements	10-45	2,161,028	2,200,182
Furniture, fixtures and equipment	3-7	574,030	548,816
Construction in progress	—	20,273	82,062

		3,169,264	3,257,978
Accumulated depreciation and amortization		(663,501)	(534,295)

Property and equipment, net		$2,505,763	$2,723,683

        Depreciation expense was $137.1 million, $153.3 million, and $152.1 million, respectively, for the years ended December 31, 2010, 2009, and 2008. At December 31, 2010 and 2009, substantially all of our property and equipment is pledged as collateral for our long-term debt.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment (Continued)

  Impairment Losses

        During the three months ended September 30, 2010, it was determined that a triggering event, as described in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10, had occurred due to developments in our bankruptcy proceedings. We therefore tested the carrying values of our property and equipment for recoverability by comparing the sum of the undiscounted estimated future cash flows of each asset group to its carrying value. For those asset groups where the sum of the undiscounted estimated cash flows did not exceed the carrying value, we measured an impairment based on the excess of carrying value over fair value. Buildings, land, furniture, fixtures and equipment with carrying amounts totaling $88.1 million were written down to their fair values totaling $21.4 million, resulting in an impairment charge of $66.6 million, which was included in our condensed consolidated statements of operations. This impairment charge included $65.9 million for property and equipment of Fiesta Rancho and $0.7 million for property and equipment of other operating properties.

        During the year ended December 31, 2009, we reviewed the carrying values of our property and equipment for impairment because we determined that the Company's restructuring activities and the continuation of the economic downturn constituted indicators of impairment. As a result, we recorded impairment charges totaling $179.4 million for the year ended December 31, 2009, related to property and equipment at certain operating subsidiaries, primarily Texas Station.

        We estimate the fair value of property and equipment using a combination of valuation methods including discounted cash flows and estimated prices for similar assets. These methods typically utilize inputs that are classified as Level 3 under ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820").

5. Goodwill and Other Intangible Assets

        Goodwill primarily represents the excess of total acquisition costs over the fair market value of net assets acquired in the Merger. The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (amounts in thousands):

	Year ended December 31, 2010
	Balance at beginning of the year	Changes during the year	Balance at end of the year
Goodwill	$2,986,993	$—	$2,986,993
Accumulated impairment losses	(2,802,294)	(60,386)	(2,862,680)

Goodwill, net of accumulated impairment losses	$184,699	$(60,386)	$124,313

	Year ended December 31, 2009
	Balance at beginning of the year	Changes during the year	Balance at end of the year
Goodwill	$2,986,993	$—	$2,986,993
Accumulated impairment losses	(2,620,509)	(181,785)	(2,802,294)

Goodwill, net of accumulated impairment losses	$366,484	$(181,785)	$184,699

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Other Intangible Assets (Continued)

        Intangible assets, net as of December 31, 2010 and 2009 consist of the following:

	December 31, 2010
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	(4,190)	341
Customer relationships	15	268,961	(18,942)	(241,363)	8,656
Management contracts	3-20	521,464	(127,957)	(229,534)	163,973
Other	1	8,654	(8,654)	—	—

		$1,018,401	$(155,553)	$(590,324)	$272,524

	December 31, 2009
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	—	4,531
Customer relationships	15	268,961	(18,297)	(240,849)	9,815
Management contracts	3-20	521,464	(112,595)	(229,534)	179,335
Other	1	8,654	(8,654)	—	—

		$1,018,401	$(139,546)	$(585,620)	$293,235

        The intangible asset for customer relationships refers to the value associated with our rated casino guests. The Company amortizes its finite-lived intangible assets ratably over their estimated useful lives. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350 was approximately $16.0 million, $53.8 million, and $74.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. Estimated annual amortization expense for intangible assets for the years ended December 31, 2011, 2012, 2013, 2014, and 2015 is anticipated to be approximately $3.8 million, $4.2 million, $23.8 million, $23.8 million, and $23.8 million, respectively.

  2010 Impairment Losses

        During the three months ended September 30, 2010, we determined that a triggering event, as described in ASC Topics 350 and 360, had occurred due to developments in our bankruptcy proceedings, and we therefore tested our goodwill and intangible assets for impairment. We determined that certain of these assets were impaired and we recognized impairment charges in our consolidated statements of operations as described in more detail below.

        We tested the goodwill of each of our reporting units for impairment by comparing the carrying value of each reporting unit, including goodwill, with its fair value. For reporting units where carrying value exceeded fair value, we measured the implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to the assets and liabilities of the unit, as if the reporting unit had been acquired in a business combination. Where the carrying value of a reporting unit's goodwill exceeded its implied fair value, we recognized an impairment loss in an amount equal to that excess. During the three

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Other Intangible Assets (Continued)

months ended September 30, 2010, goodwill of our Santa Fe Station and Boulder Station reporting units with a carrying amount of $184.7 million was written down to its implied fair value of $124.3 million, resulting in an impairment charge of $60.4 million. As a result of these interim goodwill impairment charges recognized during the three months ended September 30, 2010, our annual goodwill impairment testing as of October 1, 2010 resulted in no additional impairment charges. The fair value of each reporting unit is estimated using the expected present value of future cash flows along with value indications provided by the current valuation multiples of comparable publicly traded companies, which are generally classified as Level 3 inputs under ASC Topic 820.

        We tested our finite-lived intangible assets for impairment by comparing their carrying values with their fair values, and for those with carrying values that exceeded their fair values, impairment was recognized based on the excess of carrying value over fair value. Customer relationship intangible assets with carrying values totaling $8.6 million were written down to their fair value of $8.1 million, resulting in an impairment charge of $0.5 million. We estimated the fair value of our customer relationship intangible assets using a discounted cash flow model based on Level 3 inputs under ASC Topic 820.

        During the year ended December 31, 2010, we decided to discontinue the exclusivity arrangement associated with one of our indefinite-lived license right intangibles, which had a carrying value of $1.0 million. As a result, we determined that this asset had become fully impaired and we recorded an impairment charge equal to the carrying value of this asset. In addition, during our interim impairment testing we determined that a license asset with a carrying value of $3.5 million was impaired, primarily as a result of changes in its potential utilization, therefore we wrote this asset down to its estimated fair value of $0.3 million and recognized a $3.2 million impairment charge. We estimated the fair value of the license asset based on solicited offers and comparable asset sales estimates, which are Level 3 inputs under ASC Topic 820

  2009 Impairment Losses

        During the year ended December 31, 2009, we determined that the Company's restructuring activities and the continuation of the economic downturn constituted indicators of impairment, and we therefore tested our finite-lived intangible assets for impairment. As a result, we wrote down certain customer relationship intangible assets with carrying values totaling $22.5 million to their fair value of $9.9 million. Likewise, our brands with carrying amounts totaling $129.2 million were written down to their fair values of $99.6 million. As a result, we recognized impairment losses totaling $12.6 million and $29.7 million, respectively, for our customer relationship and brand intangibles. The impairment of our brands and customers relationships is the result of the ongoing recession which has resulted in decreased projected cash flow estimates, decreased valuation multiples for gaming assets due to the current market conditions and higher discount rates resulting from turmoil in the credit markets. The concentration of our customer base in the Las Vegas valley, where the impact of the recession has been particularly significant, has negatively impacted our projected cash flow estimates.

        In addition, during the year ended December 31, 2009, as a result of decreases in the projected revenue streams for certain of our managed properties, management contract intangible assets with carrying values totaling $258.7 million were written down to their fair values totaling $45.8 million. The majority of the management contract impairment charge related to our contracts to manage Green Valley Ranch, Aliante Station, and Gun Lake.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Other Intangible Assets (Continued)

        As a result of our annual goodwill impairment testing for the year ended December 31, 2009, goodwill of certain of our reporting units, primarily Boulder Station, Santa Fe Station and Sunset Station, with a total carrying amount of $366.5 million was written down to its implied fair value of $184.7 million, resulting in an impairment charge of $181.8 million.

  2008 Impairment Losses

        In conjunction with our annual impairment testing for the year ended December 31, 2008, we determined that an impairment of the goodwill recorded in conjunction with the Merger of approximately $2.6 billion existed company-wide, which was recorded in impairment of goodwill on our consolidated statements of operations.

6. Land Held for Development

        As of December 31, 2010, we had $240.8 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 772 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (96 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 58 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center. During the year ended December 31, 2010, options to purchase approximately 10 acres of land near the Wild Wild West expired, and we wrote off the $9.0 million carrying value of the related asset.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at December 31, 2010 or 2009. In March 2011, we were notified by the lessor that the lease had been terminated. We are currently in negotiations regarding possible modifications to this lease, however we can provide no assurance that we will be able to reach an agreement with the lessor.

        Our decision whether to proceed with any new gaming or development opportunity is dependent upon future economic and regulatory factors, the availability of acceptable financing and competitive and strategic considerations. As many of these considerations are beyond our control, no assurances can be made that we will be able to proceed with any particular project.

  Impairment Loss

        During the year ended December 31, 2010, it was determined that a triggering event, as described under the accounting guidance for impairment or disposal of long-lived assets, had occurred due to developments in our bankruptcy proceedings. As a result, we tested our land held for development by comparing the estimated future cash flows for each land parcel, on an undiscounted basis, to its carrying value. For certain land parcels, primarily those located in the Las Vegas valley, the carrying value was

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Land Held for Development (Continued)

higher. As a result, we recorded an impairment loss of $114.4 million to write down the carrying value of those parcels totaling $308.6 million to their fair values totaling $194.1 million. Included in the impairment charge was a $49.6 million write-off of capitalized project costs related to the impaired parcels. The fair value of our land held for development is estimated using traditional real estate valuation techniques, primarily the sales comparison approach, utilizing inputs classified as Level 3 under ASC Topic 820.

        As a result of the continuing recession and its significant impact on real estate values, we reviewed our land held for development for impairment during the year ended December 31, 2009 and determined that impairments existed for a number of land parcels in the Las Vegas valley, Reno, Nevada, and northern California. As a result, we recorded impairments totaling $617.4 million in impairment of other assets in our consolidated statements of operations to write down the carrying value of these parcels totaling $918.2 million to their fair values totaling $300.9 million.

  Gain (Loss) on Land Disposition

        During the year ended December, 2010, we recognized a $0.1 million gain on disposal of a real estate parcel in the Las Vegas valley. During the year ended December 31, 2009, we recorded a loss on land disposition of $5.1 million related to a parcel of land in Reno, Nevada that had previously been held for development.

7. Investments in Joint Ventures

        We have various investments in 50% owned joint ventures, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions of the joint ventures, and the carrying value of investments may be reduced below zero, resulting in a deficit investment balance, when the investor is committed to provide further financial support for the investee. Our investment balances also include any fair value adjustments recorded in conjunction with the Merger described in Note 1 and adjustments related to impairment

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments in Joint Ventures (Continued)

charges. As of December 31, 2010 and 2009, we have received distributions in excess of our equity earnings. Investments in joint ventures consist of the following (amounts in thousands):

	December 31,
	2010	2009
Green Valley Ranch (50.0%) (a)	$—	$4,310
Palms Casino Resort (6.7%)	—	—
Barley's (50.0%)	4,756	4,852
Wildfire Lanes (50.0%)	760	1,257
The Greens (50.0%) (b)	—	70

Investments in joint ventures	$5,516	$10,489

Green Valley Ranch (50.0%) (a)	$(38,258)	$—
The Greens (50.0%) (b)	(163)	—
Aliante Station (50.0%) (c)	(306,346)	$(38,389)
Rancho Road and Richfield Homes (50.0%) (d)	—	(104,659)

Deficit investments in joint ventures	$(344,767)	$(143,048)

(a)
As a result of the losses recognized by Green Valley Ranch during the years ended December 31, 2010, 2008, and 2009, and animpairment of our joint venture investment recognized during the year ended December 31, 2009, our investment in Green Valley Ranch at December 31, 2010 reflects a deficit of approximately $38.3 million.

(b)
As a result of the operating losses recognized by The Greens during the year ended December 31, 2010 and distributions in excess of equity earnings, our investment in The Greens at December 31, 2010 reflects a deficit of approximately $0.2 million, which is recorded as a long-term liability on our consolidated balance sheets.

(c)
As a result of the ongoing losses of Aliante Station, including impairment losses of approximately $466.5 million recognized by Aliante Station during 2010, and an impairment of our joint venture investment recognized during 2008, our investment in Aliante Station at December 31, 2010 and December 31, 2009 reflects a deficit of approximately $306.3 million and $38.4 million, respectively.

(d)
As a result of the significant decline in real estate values in the Las Vegas valley, Rancho Road recorded an impairment charge related to its land held for development during the year ended December 31, 2009, and our investment in Rancho Road at December 31, 2009 reflects a deficit of approximately $104.7 million. Effective January 1, 2010, Richfield Homes joint venture was formed by the members of Rancho Road, and certain assets of Rancho Road were contributed to Richfield Homes. During the three months ended December 31, 2010, we recorded an impairment charge of $16.3 million related to our investment in Richfield Homes. In early November 2010, Rancho Road and Richfield Homes disposed of substantially all of their assets. In connection with the asset disposal, the Company received a distribution of $3.5 million. These entities were dissolved during the three months ended December 31, 2010, and as a result of the deficit carrying value of our investment in Rancho Road, we recognized a gain on disposal for the

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments in Joint Ventures (Continued)

  year ended December 31, 2010 of $124.2 million. We recognized no gain or loss upon the dissolution of Richfield Homes joint venture.

        As a result of the Merger, our investments in joint ventures balance as of December 31, 2007 differed from our ownership equity in these investments by $217.3 million due to the allocation of the purchase price to these investment accounts. Differences between our investments in joint ventures balance and the Company's underlying equity in the joint ventures attributable to land, goodwill and indefinite-lived intangible assets are not amortized. Differences attributable to depreciable assets and finite-lived intangible assets are amortized based on the estimated useful lives of the related assets and recorded in earnings from joint ventures on our consolidated statement of operations. During the years ended December 31, 2009 and 2008, we recorded approximately $0.1 million and $2.8 million, respectively, of depreciation and amortization related to these assets. As a result of the depreciation and amortization expense recorded during the years ended December 31, 2009 and 2008, and impairment losses recorded during 2009 discussed below, these differences were fully written off as of December 31, 2009.

        On March 9, 2011, the GVR Purchaser, an indirect subsidiary of New Station, and the GVR Seller entered into the GVR Asset Purchase Agreement, pursuant to which the GVR Purchaser will purchase substantially all of the assets and assume certain specified liabilities of the GVR Seller for $500 million through a prepackaged plan of reorganization. The consummation the GVR Asset Purchase Agreement and the proposed plan of reorganization is subject to the acceptance of the plan by the lenders under GVR Seller's first lien credit agreement, and there can be no assurance as to when or if the necessary approvals will be obtained.

        On March 22, 2011, Aliante Gaming, LLC ("Aliante") launched a solicitation of approvals by the lenders under its credit facility for a plan of reorganization (the "Aliante Plan") in which each of the lenders under the credit facility would receive its pro rata share of 100% of the equity interests in the reorganized Aliante and its pro rata share of a new $45 million senior secured credit facility to be entered into upon consummation of the Aliante Plan. If Aliante obtains the requisite approvals of its lenders pursuant to the solicitation of acceptances of the Aliante Plan, Aliante will seek confirmation of the Aliante Plan chapter 11 of title 11 of the United States Code by the United States Bankruptcy Court for the District of Nevada in Reno, Nevada. In addition, in connection with the proposed restructuring of Aliante, Aliante and the steering committee of lenders under the Aliante credit facility are in discussions with third parties regarding a management agreement relating to the operation of Aliante during the pendency of the proposed chapter 11 case and following the consummation of the Aliante Plan.

  Impairment Loss

        In connection with our interim impairment testing during the three months ended September 30, 2010, we reviewed the carrying value of our investments in joint ventures for impairment because we determined that indicators of impairment existed. We compared the estimated future cash flows of the assets, on an undiscounted basis, to the carrying values of the assets as required by the accounting guidance for impairment or disposal of long-lived assets. As a result, we recorded impairment charges totaling $16.3 million to reduce the $19.8 million carrying value of our investment in Richfield Homes to its fair value of $3.5 million. The fair values of our investments in joint ventures were estimated using discounted cash flow techniques based on Level 3 inputs under ASC Topic 820.

        During the year ended December 31, 2009, it was determined that due to the ongoing recession and its impact on our estimated future cash flows from our investments in joint ventures, a triggering event, as

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Investments in Joint Ventures (Continued)

described under the accounting guidance for the impairment or disposal of long-lived assets, had occurred related to certain of our investments in joint ventures. As a result, we compared the estimated future cash flows of each of our investments in joint ventures, on an undiscounted basis, to the carrying value. The carrying values for our investments in certain joint ventures, primarily Green Valley Ranch, were higher and as such, we recorded impairment losses totaling approximately $30.0 million to reduce the carrying values of our investments in these joint ventures totaling $37.2 million to their fair values totaling $7.2 million.

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	December 31,
	2010	2009
Current assets	$113,439	$78,715
Property and equipment and other assets, net	1,044,629	1,775,436
Current liabilities	1,362,724	492,344
Long-term debt and other liabilities	499,990	1,356,243
Shareholders' equity	(704,646)	5,564

        Summarized results of operations for the joint ventures are as follows (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net revenues	$411,861	$459,688	$520,203
Operating costs and expenses	935,529	736,647	469,973

Operating income	(523,668)	(276,959)	50,230
Interest and other expense, net	(174,934)	(114,141)	(128,298)

Net (loss) income	$(698,602)	$(391,100)	$(78,068)

        Our share of the operating (losses) earnings from these joint ventures is shown as a separate line item after operating income on our consolidated statements of operations. For the year ended December 31, 2010 and 2009, operating losses from joint ventures includes charges of $233.3 million and $124.9 million, respectively, related to recognizing our 50% share of impairment charges recorded by Aliante Station in 2010 and Rancho Road, LLC and Aliante Station in 2009. Our share of interest and other expense from these joint ventures is shown as a separate component under other expense on our consolidated statements of operations, which also includes our 50% share of the joint ventures' mark-to-market valuation of their interest rate swaps that are not designated as hedging instruments. The following table identifies the total equity (losses) earnings from joint ventures (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Operating (losses) earnings from joint ventures	$(248,495)	$(127,643)	$17,020
Interest and other expense from joint ventures	(66,709)	(40,802)	(47,643)

Net losses from joint ventures	$(315,204)	$(168,445)	$(30,623)

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Native American Development

  The Federated Indians of Graton Rancheria

        In April 2003, the Company entered into development and management agreements with the Federated Indians of Graton Rancheria (the "FIGR"), a federally recognized Native American tribe. Pursuant to those agreements, Station will assist the FIGR in developing and operating a gaming and entertainment project to be located in Sonoma County, California. The FIGR selected Station to assist them in designing, developing and financing their project, and upon opening Station will manage the facility on behalf of the FIGR. The management agreement has a term of seven years from the date of the opening of the project. Under the terms of the management agreement, Station will provide training to the FIGR such that they may assume responsibility for managing the facility upon expiration of the seven-year term of the agreement. Station will receive a management fee equal to 24% of the facility's net income in years 1 through 4 and 27% of the facility's net income in years 5 through 7. Station will also receive a development fee equal to 2% of the cost of the project upon the opening of the facility.

        Under the agreements, Station has agreed to provide certain advances for the development of the project, including, but not limited to monthly payments to the FIGR, professional fees, consulting services, mitigation costs and design and pre-construction services fees.

        As described in the record of decision for the environmental impact statement, the project would include approximately 175,000 square feet of casino space, 196,000 square feet of non-casino space, including a 200-room hotel, banquet and meeting space, spa, fitness center, multiple bars, a food court and various dining options.

        In October 2003, the FIGR entered into a Memorandum of Understanding with the City of Rohnert Park under which the FIGR would provide certain funding to the city, schools and nonprofit organizations over 20 years in exchange for the city's support of the casino project.

        In August 2005, Station purchased 270 acres of land just west of the Rohnert Park city limits in Sonoma County, California. In March 2006, Station purchased an additional 4.7 acres adjacent to the previously acquired property. The property purchased is approximately one-quarter mile from Highway 101 and approximately 43 miles from downtown San Francisco. The site is easily accessible via Wilfred Avenue and Business Park Drive, and will have multiple points of ingress and egress. In March 2008, it was determined that approximately 254 acres of the 270-acre site purchased in August 2005 would be taken into trust, with the remaining 23 acres retained by Station. Over the period of May 2007 through June 2008, Station purchased an additional 11 acres of land adjacent to the 23 acre site, bringing the total land retained for development by Station to 34 acres.

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Native American Development (Continued)

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

        On October 1, 2010, the Bureau of Indian Affairs of the U.S. Department of the Interior (the "BIA") accepted approximately 254 acres of land owned by Station into trust on behalf of the FIGR for the development of the project by Station and the FIGR. In connection with the development of the project, it is expected that the FIGR will enter into memoranda of understanding with, among others, Sonoma County, California and the California Department of Transportation relating to mitigation measures such as contributions toward the costs for infrastructure improvements and public services required as a result of the development and operation of the planned project.

        On February 19, 2009, a Notice of Availability of a Final Environmental Impact Statement was filed in the Federal Register. On October 15, 2010, the NIGC published notice in the Federal Register that it had issued the Record of Decision approving the Environmental Impact Statement for the project, thereby completing the environmental process for the project.

        On October 1, 2010, the NIGC informed Station and the FIGR that the NIGC approved the management agreement by and between the FIGR and Station for Class II gaming at the planned gaming and entertainment facility. Class II gaming includes games of chance such as bingo, pull-tabs, tip jars and punch boards (and electronic or computer-aided versions of such games), and non-banked card games. A banking game is one in which players compete against the licensed gaming establishment rather than against one another. The FIGR and Station may also pursue approval of Class III gaming, which would permit casino-style gaming at the planned facility, including banked table games, such as blackjack, craps and roulette, and gaming machines such as slots, video poker, lotteries and pari-mutuel wagering. Pari-mutuel wagering is a system of betting under which wagers are placed in a pool, management receives a fee from the pool, and the remainder of the pool is split among the winning wagers. Class III gaming would require an approved compact (a "Class III Gaming Compact") with the State of California and approval by the NIGC of a modification to the existing management agreement, or a new management agreement permitting Class III, or casino-style, gaming. There can be no assurances that the project will be able to obtain, in a timely fashion or at all, the approvals from the State of California and the NIGC that are necessary to conduct Class III, or casino-style, gaming at the facility.

        Under the terms of the development agreement, Station will assist the FIGR in obtaining third-party financing for the project, however we do not expect such financing will be obtained until shortly before the project is under construction, and as such, the timing of obtaining the financing is uncertain. Prior to obtaining third-party financing, Station will contribute significant financial support to the project. The Company began capitalizing expenditures toward the project in 2003. Through December 31, 2010, Station has advanced approximately $147.7 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included in Native American development costs on the Company's consolidated balance sheets. Funds advanced by Station

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Native American Development (Continued)

are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. Station's advances to the FIGR bear interest at the rate of prime plus 1.5%. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through December 31, 2010, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        The following table outlines the status at December 31, 2010 of each of the following critical milestones necessary to complete the FIGR project.

As of December 31, 2010
Federally recognized as a tribe by the US Government's Bureau of Indian Affairs (BIA)	Yes
Date of recognition	Recognition was terminated during the 1950's and was restored on December 27, 2000
Tribe has possession of or access to usable land upon which the project is to be built	Yes
Status of obtaining regulatory and governmental approvals:
Tribal-State Compact	Not required for Class II gaming; compact will be pursued for Class III gaming.
Approval of gaming compact by DOI	No
Approval of management agreement by NIGC	Yes
Date	October 1, 2010
DOI accepting usable land into trust on behalf of the tribe	Yes
Date	October 1, 2010
Gaming licenses:
Type	Class II
Number of gaming devices allowed	N/A
County agreement	No
Other agreements	Memorandum of Understanding with City of Rohnert Park
Date	October 2003

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Native American Development (Continued)

  North Fork Rancheria of Mono Indian Tribe

        In March 2004 the Company entered into development and management agreements with the North Fork Rancheria of Mono Indians (the "Mono"), a federally recognized Native American tribe located near Fresno, California. Pursuant to those agreements, we will assist the Mono in developing and operating a gaming and entertainment facility to be located in Madera County, California. We have purchased, for the benefit of the Mono, a 305-acre parcel of land located on Highway 99 north of the city of Madera. The management agreement has a term of seven years from the opening of the facility, and under the agreement, Station will provide training to the MITCR such that they may assume responsibility for managing the facility upon the expiration of the agreement. Station will receive a management fee of 24% of the facility's net income.

        As currently contemplated, the project includes the development of an approximately 472,000 square foot hotel and casino resort and associated facilities, which would include a main gaming hall, a 200-room hotel, various dining options, retail space and banquet/meeting space. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of the gaming compact with the State of California, the DOI accepting the land into trust on behalf of the Mono and approval of the management agreement by the NIGC.

        On April 28, 2008, the Mono and the State of California entered into a tribal-state Class III gaming compact permitting casino-style gaming. The compact is subject to approval by the California Legislature and, if approved, will regulate gaming at the Mono's proposed gaming and entertainment project to be developed on the site. No assurances can be provided as to whether the California Legislature will approve the compact.

        On August 6, 2010, the BIA published notice in the Federal Register that the environmental impact statement for the Mono's casino and resort project has been finalized and is available for review. Prior to the land being taken into trust, the BIA must publish a record of decision concerning the environmental impact statement and the Secretary must make the decision that the land should be taken into trust.

        Under the terms of the development agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third-party financing, we will contribute significant financial support to the project. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. We began capitalizing reimbursable advances related to this project in 2003. Through December 31, 2010, we have advanced approximately $16.4 million toward the development of the project, primarily to complete the environmental impact study and secure real estate for the project, which is included in Native American development costs on the Company's consolidated balance sheets. Reimbursable advances by Station to the Mono bear interest at the prime rate plus 1.5%. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through December 31, 2010, none of these payments had been made. The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when, or if, these approvals will be obtained.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Native American Development (Continued)

        The following table outlines the status at December 31, 2010 of each of the critical milestones necessary to complete the Mono project.

As of December 31, 2010
Federally recognized as a tribe by the US Government's Bureau of Indian Affairs (BIA)	Yes
Date of recognition	Terminated in 1961; restored in 1983
Tribe has possession of or access to usable land upon which the project is to be built	Yes, Station has acquired usable land for the development of this project on behalf of the Mono.
Status of obtaining regulatory and governmental approvals:
Tribal-State Compact	Pending ratification by California Legislature
Approval of gaming compact by DOI	No
Approval of management agreement by NIGC	No
DOI accepting usable land into trust on behalf of the tribe	No
Gaming licenses:
Type	Class III gaming being pursued
Number of gaming devices allowed	N/A

  Mechoopda Indian Tribe

        In January 2004 Station entered into development and management agreements with the Mechoopda Indian Tribe of Chico Rancheria, California (the "MITCR"), a federally recognized Native American tribe. Pursuant to those agreements, Station agreed to assist the MITCR in developing and operating a gaming and entertainment facility to be located on a portion of an approximately 650-acre site in Butte County, California, at the intersection of State Route 149 and Highway 99, approximately 10 miles southeast of Chico, California and 80 miles north of Sacramento, California.

        Under the terms of the development agreement, Station agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by Station are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Station's advances to the MITCR bear interest at prime plus 2%. Through December 31, 2010, the Company has advanced approximately $11.9 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included in Native American development costs on the Company's consolidated balance sheets. In addition, Station agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through December 31, 2010, $50,000 of these payments had been made and were expensed as incurred. As of December 31, 2010, we have discontinued funding for the development of the facility and anticipate

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Native American Development (Continued)

terminating the development agreement. Given the recent recession and thus the revised expected potential of the project, we have written off the long-term asset associated with this project.

  Gun Lake Tribe

        We manage the Gun Lake Casino in Allegan County, Michigan, which opened in February 2011, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe.

        On November 13, 2003, Station agreed to purchase a 50% interest in MPM Enterprises, LLC, a Michigan limited liability company ("MPM"). MPM has entered into development and management agreements with the Gun Lake Tribe, pursuant to which MPM agreed to assist the tribe in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. Gun Lake Casino, is located on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,400 slot machines, 28 table games and various dining options.

        The Sixth Amended and Restated Management Agreement (the "Gun Lake Management Agreement") has a term of seven years from the opening of the facility and provides for a management fee of 30% of the project's net income to be paid to MPM. Pursuant to the terms of the MPM operating agreement, Station's portion of the management fee is 50% of the first $24 million of management fees earned, 83% of the next $24 million of management fees and 93% of any management fees in excess of $48 million.

        MPM is considered a variable interest entity under the provisions of ASC Topic 810, Consolidation ("ASC Topic 810"). Under the terms of the MPM Operating Agreement, Station is required to provide the majority of MPM's financing. At December 31, 2010, Station's loans to MPM total approximately $13.6 million and financing provided by MPM's other members, investors and banks totals approximately $5.4 million. The creditors of MPM have no recourse to the general credit of Station. Based on a qualitative analysis, we believe Station directs the most significant activities that impact MPM's economic performance and has the right to receive benefits and the obligation to absorb losses that could potentially be significant to MPM, therefore we believe Station is the primary beneficiary of MPM as defined in ASC Topic 810. As a result, we consolidate MPM in our consolidated financial statements.

  Impairment of Native American Project Costs and Related Capitalized Interest

        During the year ended December 31, 2009, we determined that a total of $13.0 million in advances and capitalized interest related to the MITCR Native American development agreement was not recoverable, and the carrying value of the project was written down to its fair value, which approximated the fair value of the land. The fair value of the land is included in land held for development in our consolidated balance sheets at December 31, 2010 and 2009, respectively. The fair value of the land was estimated using traditional real estate valuation techniques based on Level 3 inputs under ASC Topic 820.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Management Fees

        Station is the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes and receive a management fee equal to 2% of net revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. During the year ended December 31, 2010, Station did not recognize management fee revenue for Green Valley Ranch and Aliante Station due to debt-related cash restrictions in place at those properties.

        Station previously managed Thunder Valley under a seven-year management agreement with the United Auburn Indian Community which expired in June 2010 and was not renewed. Under this agreement, Station received a management fee equal to 24% of net income (as defined in the management agreement).

        Management fees are included in net revenues on Station's consolidated statements of operations. Management fees earned under Station's management agreements are recognized in revenue when the services have been performed, the amount of the fee is determinable, and collectability is reasonably assured.

10. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following (amounts in thousands):

	December 31,
	2010	2009
Accrued payroll and related	$26,416	$20,973
Accrued gaming and related	27,040	25,705
Other accrued expenses and current liabilities	38,812	44,998

Total accrued expenses and other current liabilities	$92,268	$91,676

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise

        Long-term debt consists of the following (amounts in thousands):

	December 31,
	2010	2009
CMBS mortgage loan and related mezzanine financings, due November 12, 2010, interest at a margin above LIBOR (5.8% and 5.7% at December 31, 2010 and 2009, respectively) (a)(b)	$2,475,000	$2,475,000
Land Loan, due February 7, 2011, interest at a margin above LIBOR or Alternate Base Rate (8.5% and 6.5% at December 31, 2010 and 2009, respectively)	242,032	242,032
Revolver, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (5.2% and 5.2% at December 31, 2010 and 2009, respectively) (b)	631,107	628,237
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (4.9% and 4.7% at December 31, 2010 and 2009, respectively) (b)	242,500	245,000
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2009 (b)	450,000	450,000
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011 (b)	400,000	400,000
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2009 (b)	442,000	442,000
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2009 (b)	660,000	660,000
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011 (b)	300,000	300,000
Other long-term debt, weighted-average interest of 5.7% and 7.9% at December 31, 2010 and 2009, respectively, maturity dates ranging from 2010 to 2020	79,116	79,789

Total long-term debt	5,921,755	5,922,058
Current portion of long-term debt	(242,366)	(242,347)
Long-term debt subject to compromise (b)	(5,670,730)	(5,670,370)

Total long-term debt, net	$8,659	$9,341

(a)
Prior to the maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension.

(b)
Certain long-term debts are subject to compromise as a result of the Chapter 11 Case and are classified as liabilities subject to compromise in our consolidated balance sheet at December 31, 2010 as described below.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

  Liabilities Subject to Compromise

        Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Court. In accordance with ASC Topic 852, these liabilities are classified as liabilities subject to compromise in our consolidated balance sheets as of December 31, 2010 and December 31, 2009, and are adjusted to the expected amount of the allowed claims, even if they may be settled for lesser amounts. The expected amount of the allowed claims for certain liabilities subject to compromise differ from their prepetition carrying amounts mainly as a result of the write-off of approximately $185.7 million in debt discounts during the year ended December 31, 2009 and the reversal of approximately $88.6 million in nonperformance risk adjustments that had previously been included in the pre-petition fair values of the interest rate swap liabilities in accordance with ASC Topic 820. Adjustments to the claims may result from negotiations, payments authorized by the Court, interest accruals, or other events. It is anticipated that such adjustments, if any, could be material. As of December 31, 2010 and December 31, 2009, respectively, certain pre-petition liabilities included in liabilities subject to compromise have been reduced or increased as a result of the payment of certain accounts payable and notes payable as allowed by the court, the determination that certain liabilities are no longer subject to compromise, and as a result of non-cash adjustments of the expected amount of the allowed claims related to interest rate swap liabilities. In addition, during the year ended December 31, 2010, a $6.2 million settlement liability related to a pre-petition litigation matter was recorded. Liabilities subject to compromise are subject to the treatment set forth in the Joint Plan of Reorganization. Liabilities subject to compromise are classified separately from long-term obligations and current liabilities on the accompanying consolidated balance sheets.

        The following table summarizes the components of liabilities subject to compromise (in thousands):

	December 31,
	2010	2009
CMBS mortgage loan and related mezzanine financings	$2,475,000	$2,475,000
Revolver and term loan	873,607	873,237
6% senior notes	450,000	450,000
7 3/4% senior notes	400,000	400,000
6 1/2% senior subordinated notes	442,000	442,000
6 7/8% senior subordinated notes	660,000	660,000
6 5/8% senior subordinated notes	300,000	300,000
Other long-term debt	70,123	70,133
Interest rate swaps	144,003	141,793
Accrued interest	143,854	142,562
Payroll, benefits and related liabilities	30,258	25,330
Accounts payable and other liabilities	8,976	4,054

Total liabilities subject to compromise	$5,997,821	$5,984,109

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

        The CMBS Loans are secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and matured in November 2010. Prior to the 2009 maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension. Interest on the CMBS Loans is equal to one-month LIBOR plus 5.3% per annum, which includes an additional 3.0% default rate. As a result of the Chapter 11 Case, interest due on the mezzanine financings is not being remitted to the mezzanine lenders. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with the authoritative guidance for accounting for derivative instruments and hedging activities, was marked to market at each reporting period. The interest rate caps expired in November 2010. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower paid a fixed rate of approximately 5.3% and received one-month LIBOR, terminating in November 2012. This interest rate swap was early terminated during the three months ended December 31, 2009 (see Note 12—Derivative Instruments).

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of December 31, 2010, we were not in compliance with the lease coverage ratio. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. The total amount deposited in the collateral account in relation to this block was $179.4 million and $78.7 million at December 31, 2010 and 2009, respectively, which is reflected in restricted cash on our consolidated balance sheets.

  Land Loan

        On February 7, 2008, CV Propco, LLC, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matured on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 5.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 3.5% per annum, which includes an additional 2% default rate, at the borrower's election. The borrower is required to hedge the interest rate such that LIBOR will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower pays a fixed LIBOR rate of 3.0% and 3.7%, respectively, and receives one-month LIBOR. These interest rate swaps were early terminated in November 2009 (see Note 12—Derivative Instruments).

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

        During the first quarter of 2009, the lenders under the land loan, based on appraisals, indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement, and thus an event of default had occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the land loan and related accrued interest due and payable and to foreclose on the underlying collateral of the borrower which at December 31, 2010 and 2009 included land with a book value of $116.4 million and $133.2 million, respectively. In December 2009, the balance of the interest reserve account of $8.2 million was liquidated, and $8.0 million was applied as a principal reduction to the loan with the remainder applied to the swap termination settlement amount. In addition, the borrower did not make the November 2009 payments or any subsequent payments due on account of interest or the interest rate swap agreements. There is no recourse to the Company for any portion of the land loan that is not satisfied by the Borrower or the collateral. As a result of the events of default under the Land Loan, the related outstanding indebtedness has been classified as current in the accompanying consolidated balance sheets at December 31, 2010 and 2009.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

        Subsequent to December 31, 2010, we did not make scheduled interest payments totaling $3.4 million on the Land Loan.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of December 31, 2010, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of December 31, 2010, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of December 31, 2010, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage, a maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio and a total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010, and December 31, 2010, we were not in compliance with the financial covenants in the Credit Agreement. In addition, the filing of the Chapter 11 Case constitutes an event of default under the terms of the Credit Agreement. Notwithstanding such events of default, in connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a Second Forbearance Agreement and Second Amendment to the Credit Agreement (the "Forbearance Agreement") with the lenders holding a majority of the commitments under its Credit Agreement pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement. The Forbearance Agreement terminated on January 31, 2010.

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

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. An event of default under the sale leaseback agreement for the corporate office building occurred on October 26, 2009 as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our consolidated balance sheets and depreciate it according to our policy. In September 2010, this lease was amended to reduce the annual lease payments by approximately 46%. The annual lease payments for the first 24 months of the amended lease will total approximately $2.9 million and will increase thereafter by approximately 1.25% annually to approximately $3.8 million in the final year of the original term. The amendment did not change the terms of the two options to repurchase the building. The amended lease was assumed by the Company with the authorization of the Bankruptcy Court. Minimum lease payments related to this lease for the years ended December 31, 2011, 2012, 2013, 2014, and 2015, respectively, are approximately $2.9 million, $3.0 million, $3.1 million, $3.2 million, and $3.3 million. During the years ended December 31, 2010, 2009 and 2008, we recorded interest expense related to this lease of approximately $4.6 million, $5.3 million and $5.3 million, respectively.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-term Debt and Liabilities Subject to Compromise (Continued)

  Fair Value of Long-term Debt

        At December 31, 2010, the estimated aggregate fair value of the Company's long-term debt was approximately $2.90 billion, compared to its carrying value of $5.92 billion. The estimated fair value of our publicly traded debt securities at December 31, 2010 was based on quoted market prices on or about December 31, 2010, which is considered a Level 1 input under the fair value measurement hierarchy. The estimated fair values of the Revolver and the Term Loan at December 31, 2010, were based upon the value of the pending Opco asset purchase transaction, which is considered a Level 3 input under the fair value measurement hierarchy. The fair value of the CMBS loans at December 31, 2010 was estimated based on the estimated value to be received by the CMBS lenders in the pending restructuring transaction as if the transaction occurred at December 31, 2010, and utilizes Level 3 inputs under the fair value measurement hierarchy. The estimated fair values of all other long-term debt at December 31, 2010 were assumed to be equal to the carrying values, and do not reflect any adjustment related to the Company's credit risk or the potential impact of the Chapter 11 Case on the amounts that are recoverable by creditors.

        At December 31, 2009, the estimated aggregate fair value of the Company's long-term debt was approximately $3.81 billion, compared to its carrying value of $5.92 billion. The estimated fair value of our publicly traded debt securities at December 31, 2009 was based on quoted market prices on or about December 31, 2009. The estimated fair values of all other long-term debt at December 31, 2009 were assumed to be equal to the carrying values, and do not reflect any adjustment related to the Company's credit risk or the potential impact of the Chapter 11 Case on the amounts that are recoverable by creditors.

        Scheduled maturities of long-term debt, excluding liabilities subject to compromise, are as follows (amounts in thousands):

Years ending December 31,
2011	$242,366
2012	5,422
2013	589
2014	367
2015	390
Thereafter	1,891

Total	$251,025

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Derivative Instruments (Continued)

        At December 31, 2010 we have a floating-to-fixed interest rate swap with a notional amount of $250 million, which terminated in January 2011, which effectively converts a portion of our floating-rate debt to a fixed rate. This interest rate swap is not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap are recognized in earnings in the period of the change. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements. As of December 31, 2010, we paid a weighted-average fixed rate of approximately 3.0% and received one-month LIBOR which approximated 0.3% on this interest rate swap.

        During the three months ended March 31, 2010, an interest rate swap of one of our 50% owned joint ventures with a notional amount of $430.0 million was early terminated and as a result, we reclassified the remaining $2.0 million of deferred losses, net of tax, from accumulated other comprehensive income (loss) into operations. As a result of the termination of this interest rate swap, the carrying amount of the liability was adjusted to the termination settlement amount and a loss was recorded by the joint venture. Our 50% share of this loss is reflected in interest and other expense from joint ventures in the accompanying consolidated statement of operations.

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

        The activity in deferred gains (losses) on derivatives included in accumulated other comprehensive loss is as follows (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Deferred losses on derivatives included in accumulated other comprehensive loss, beginning balance	$(1,985)	$(8,414)	$(6,477)
Gains (losses) recognized in other comprehensive loss on derivatives (effective portion), net of tax	—	1,286	(1,937)
Losses reclassified from other comprehensive income into income (effective portion) in change of fair value of derivative instruments	—	3,152	—
Losses reclassified from other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	1,985	1,991	—

Deferred losses on derivatives included in accumulated other comprehensive loss, ending balance	$—	$(1,985)	$(8,414)

        In accordance with ASC Topic 852, the Debtors' interest rate swap liabilities that are subject to compromise are classified as liabilities subject to compromise in our consolidated balance sheets as of December 31, 2010 and December 31, 2009. These interest rate swap liabilities are adjusted to the expected amounts of the allowed claims, which are different than the prepetition carrying amounts of these liabilities as a result of changes in the fair values of these instruments. Gains and losses resulting from adjustments to the carrying values of swap liabilities subject to compromise are recorded in reorganization items in the accompanying consolidated statements of operations.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Derivative Instruments (Continued)

        Presented below are the effects of derivative instruments on our consolidated statements of operations (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Amounts included in change in fair value of derivative instruments:
Gains (losses) from interest rate swaps	$—	$28,019	$(19,762)
Losses from interest rate cap	(42)	(121)	(3,295)

Net gains (losses) for derivatives not designated as hedging instruments	(42)	27,898	(23,057)
Losses reclassified from other comprehensive income into income (effective portion)	—	(1,501)	—
Losses reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	(2,668)	—

Total derivative gains (losses) included in change in fair value of derivative instruments	(42)	23,729	(23,057)

Amounts included in reorganization items:
Losses from interest rate swaps	(2,607)	(80,790)	—

Amounts included in interest and other expense from joint ventures:
Gains (losses) for derivatives not designated as hedging instruments	(22,221)	7,936	(12,328)
Losses reclassified from other comprehensive income into income (effective portion)	(386)	(3,348)	—
Losses reclassified from accumulated other comprehensive income into income as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	(2,667)	(394)	—

Total derivative gains (losses) included in interest and other expense from joint ventures	(25,274)	4,194	(12,328)

Total derivative losses included in consolidated statements of operations	$(27,923)	$(52,867)	$(35,385)

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps and interest rate cap resulted in an increase in interest expense of approximately $7.0 million, $77.5 million, and $35.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase (decrease) in interest and other expense from joint ventures in our consolidated statements of operations, and totaled

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Derivative Instruments (Continued)

approximately $27.3 million, $10.6 million, and $17.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The fair values of our outstanding derivative instruments are recorded in our consolidated balance sheet as follows (amounts in thousands):

	Fair Value at
Balance Sheet Classification	December 31, 2010	December 31, 2009
Derivatives not designated as hedging instruments:
Interest rate swaps:
Liabilities subject to compromise(a)	144,003	141,793
Accrued expenses and other current liabilities	9,334	8,937

Total interest rate swaps not designated as hedging instruments	153,337	150,730

Total liability derivatives	$153,337	$150,730

Interest rate cap:
Other assets, net	$—	$42

Total asset derivatives	$—	$42

(a)
Includes termination values of interest rate swaps that were terminated during 2009.

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

  Texas Station Lease

        We entered into a ground lease for 47 acres of land on which Texas Station is located. We lease this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through June 2010 with scheduled adjustments in July 2010, and every ten years thereafter, to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. The July 2010 adjustment was deferred. In July 2015, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, we have an option, exercisable at five-year intervals with the next option in May 2015, to purchase the land at fair market value. Our leasehold interest in the property is subject to a lien to secure borrowings under the Credit Agreement.

  Wild Wild West Lease

        We amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located in December 2008. Under the amended agreement, we have an option to purchase the land on or before December 28, 2011 for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our consolidated balance sheets at December 31, 2010 and 2009. Additionally, the annual lease expense was increased from $1.6 million for the year ended December 31, 2008 to $2.1 million and $2.4 million for the years ended December 31, 2009 and 2010, respectively. In July 2013, and every three years thereafter, the rent will be adjusted by changes in the consumer price index, not to exceed 12% and shall at no time be decreased. In March 2011, we were notified by the lessor that the lease had been terminated. We are currently in negotiations regarding possible modifications to this lease, however we can provide no assurance that we will be able to reach an agreement with the lessor.

  CMBS Lease

        In connection with the financing of the CMBS Loans, certain Station subsidiaries (the "Operating Subsidiaries") entered into an amended and restated purchase and sale agreement with a wholly-owned subsidiary of Station, which immediately prior to the closing of the CMBS Loans, assigned its rights and obligations under the amended and restated purchase and sale agreement to a newly created subsidiary of the Company, the CMBS Borrower. Pursuant to this purchase and sale agreement, the CMBS Property was sold to the CMBS Borrower. Immediately following the sale, such CMBS Property was leased back to the Company pursuant to a master lease with an initial term of fifteen years and extension terms for an aggregate of ten additional years. The Company in turn subleased each parcel of the CMBS Property back to the Operating Subsidiaries, with each such sublease having the same term as the master lease. All transactions related to this lease are intercompany in nature and as such eliminate upon consolidation.

  Other Operating Leases

        In addition to the leases described above, we also lease certain other buildings and equipment used in our operations, which have operating lease terms expiring through 2013.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

        Future minimum lease payments required under all non-cancelable operating leases are as follows (amounts in thousands):

Years ending December 31,
2011	$6,854
2012	6,831
2013	6,742
2014	6,724
2015	6,724
Thereafter	294,214

Total	$328,089

        Rent expense totaled approximately $9.6 million, $9.7 million, and $9.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        During the year ended December 31, 2009, the Debtors rejected two operating leases related to unoccupied office space. Under Section 365 of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases with the approval of the Bankruptcy Court and under certain other conditions. Rejection constitutes a court-authorized termination of the lease or contract in question and, subject to certain exceptions, relieves the Debtors of future obligations under such lease or contract, but creates a pre-petition claim for damages caused by such termination, subject to the Debtors' right to review and contest such claim. Parties whose contracts or leases are rejected may file claims against the Debtors for damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, the Debtors' financial statements include amounts classified as "liabilities subject to compromise" that the Bankruptcy Court allowed as claim amounts as a result of the Debtors' rejection of various executory contracts and unexpired leases. Additional amounts may be included in "liabilities subject to compromise" in future periods if additional executory contracts and unexpired leases are rejected. Conversely, the Debtors would expect that the assumption of certain executory contracts and unexpired leases may convert certain liabilities shown in future financial statements as subject to compromise to post-petition liabilities.

  Regulation and Taxes

        In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food and non-alcoholic beverages purchased for use in complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. In April 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision, and in July 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Department of Taxation subsequently took the position that these purchases are subject to Nevada sales tax. Accordingly, we have not recorded a receivable related to a refund for the previously paid use tax on these purchases in the accompanying consolidated balance sheets as of December 31, 2010 and December 31, 2009, respectively. However, we

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. In March 2010, the Department of Taxation issued a $12.7 million sales tax assessment, plus interest of $8.2 million, related to these food costs. We have not accrued a liability related to this assessment because we do not believe the Department of Taxation's position has any merit, and therefore we do not believe it is probable that we will owe this tax. The sales tax assessment and the refund cases have been appealed to the Administrative Law Judge of the Nevada Department of Taxation and a hearing date has not yet been set.

  Development Activities

  Rancho Road

        In December 2006, we entered into an amended and restated operating agreement with FBLV Holding Company LLC ("FBLV"). Pursuant to the amended and restated operating agreement, the parties contributed approximately 52 acres (with approximately 20 acres contributed by us for our 50% ownership and approximately 32 acres contributed by FBLV for their 50% ownership) of improved and unimproved real property located along Rancho Road south of Palace Station in Las Vegas, Nevada into a joint venture. Through December 31, 2010, we contributed an additional $47.2 million to fund the acquisition of additional property as well as design and development costs.

        Effective January 1, 2010, Richfield Homes joint venture was formed by the members of Rancho Road and a portion of the assets of Rancho Road were contributed to Richfield Homes.

        In early November 2010, Rancho Road and Richfield Homes disposed of substantially all of their assets. In connection with the asset disposal, the Company received a distribution of $3.5 million. These entities were dissolved during late 2010, and as a result of the deficit carrying value of the Company's investment in Rancho Road, a gain of $124.2 million gain was recognized upon dissolution.

  Native American Development

        See Note 8 for information regarding commitments and contingencies related to the Company's Native American Development activities.

14. Stockholders' Equity

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At December 31, 2010, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Certain actions defined as Major Actions in the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, require the approval of Thomas J. Barrack, Jr. and at least one of Frank J. Fertitta III or Lorenzo J. Fertitta. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders' Equity (Continued)

be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At December 31, 2010, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

  Other Comprehensive Income (Loss)

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

hedging instruments at Green Valley Ranch and Aliante Station. Comprehensive loss was computed as follows (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net loss	$(565,442)	$(1,679,514)	$(3,268,500)
Mark-to-market valuation of interest rate swaps, net of tax	1,985	6,429	(1,937)
Unrealized gain (loss) on available-for-sale securities, net of tax	(80)	123	(695)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(940)	816	6,323

Comprehensive loss	$(564,477)	$(1,672,146)	$(3,264,809)

        The components of accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	December 31,
	2010	2009
Mark-to-market valuation of interest rate swaps, net of tax	$—	$(1,985)
Unrealized loss on available-for-sale securities, net of tax	(165)	(85)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	208	1,148

Accumulated other comprehensive income (loss)	$43	$(922)

        The mark-to-market valuation of interest rate swaps, net of tax, included in accumulated other comprehensive loss at December 31, 2009 relates to our 50% interest in the mark-to-market valuation of the interest rate swap at Green Valley Ranch that was de-designated as a cash flow hedge during the year ended December 31, 2009. During the three months ended March 31, 2010, the Green Valley Ranch interest rate swap was terminated and as a result, the remaining balance of deferred losses, net of tax, in accumulated other comprehensive loss was reclassified to operations.

15. Asset Impairments and Write-downs and Other Charges, Net

        Included in our statements of operations for the years ended December 31, 2010, 2009, and 2008 are various pretax charges related to impairments of goodwill, intangible assets and other assets, as well as write-downs and other charges, net. Write-downs and other charges, net includes gains or losses on asset

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Asset Impairments and Write-downs and Other Charges, Net (Continued)

disposals, severance expense and other non-routine transactions. Components of asset impairments and write-downs and other charges, net were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Impairment of goodwill (Note 5)	$60,386	$181,785	$2,594,992

Impairment of other intangible assets (Note 5)	$4,704	$255,263	$327,326

Impairments of other assets:
Impairment of land held for development (Note 6)	$114,378	$617,383	$147,968
Impairment of investments in joint ventures (Note 7)	16,267	30,003	272,961
Impairment of property and equipment (Note 4)	66,647	179,430	—
Impairment of Native American project costs and related capitalized interest (Note 8)	—	12,997	—
Other, net(a)	(362)	—	—

	$196,930	$839,813	$420,929

Write-downs and other charges, net:
Write-off of abandoned projects	$—	$2,362	$44,576
Loss (gain) on disposal of assets, net	534	478	4,546
Gain (loss) on land disposition (Note 6)	(74)	5,091	—
Severance expense	2,687	2,966	4,972
Legal settlement (Note 22)	6,200	—	—
Management agreement/lease termination	898	4,130	4,825
Reserve for note receivable from unconsolidated affiliate	—	5,261	—
Other asset write-offs	9,000	—	—
Write-off of debt offering and restructuring fees	—	519	3,706

Write-downs and other charges, net	$19,245	$20,807	$62,625

(a)
During 2010, we recorded an impairment loss of $1.0 million related to a license right intangible, and in connection with this impairment, we also wrote off an associated net liability of approximately $0.4 million.

  Write-off of Abandoned Projects

        During the years ended December 31, 2009 and 2008, due to the current economic conditions, we decided to abandon several projects at our properties that were in the developmental stage. In conjunction with these decisions, the costs incurred to date on such projects were expensed during the years ended December 31, 2009 and 2008.

  Management Agreement/Lease Termination

        During the year ended December 31, 2010, we recognized $0.9 million in lease termination expense, primarily related to certain restaurant facilities that we leased to third party operators. During the year ended December 31, 2009, we recognized lease termination expense of $3.1 million related to the

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Asset Impairments and Write-downs and Other Charges, Net (Continued)

termination of an equipment lease and $1.0 million related to leased office space no longer being utilized. During the year ended December 31, 2008, we recognized expense of $1.7 million related to termination of various leases related to land adjacent to the current Wild Wild West property and $3.1 million related to leased office space no longer being utilized.

  Reserve for Note Receivable from Unconsolidated Affiliate

        During the year ended December 31, 2009, we recognized a $5.3 million expense related to a note receivable from an unconsolidated affiliate that may not be recoverable. See Note 3 for additional information.

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

  Other Asset Write-offs

        During the year ended December 31, 2010, we wrote off $9 million in other assets as a result of the expiration of certain land purchase options.

16. Share-Based Compensation

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Share-Based Compensation (Continued)

        During the year ended December 31, 2008, 0.7 million of the Class B Units that were previously issued upon consummation of the Merger were transferred to certain officers and management of the Company. These Class B Units grants had a weighted average grant date fair value of $17.65, and vest equally over five years. During the year ended December 31, 2008, additional Class C Units were issued to certain management of the Company. During the years ended December 31, 2009 and 2010, no Class B Units or Class C Units were granted.

        The Company determined the fair value associated with these units taking into account the estimated enterprise value of the Company, expected term of the units (5.5 years and 6.0 years for the years ended December 31, 2008 and 2007, respectively), expected volatility based on expected volatility of equity instruments of comparable companies (22% and 30% for the years ended December 31, 2008 and 2007 respectively) and a risk free rate of 3.33% and 4.01% for the years ended December 31, 2008 and 2007, respectively. The estimated fair value of the units is being recognized in expense on a straight-line basis over the requisite service periods of the awards.

        At December 31, 2010, we had unearned share-based compensation of approximately $29.2 million associated with Class B Units and Class C Units which is expected to be recognized over a period of approximately 2.8 years. The Class B Units and the Class C Units are expected to be cancelled as a result of the Chapter 11 proceedings, and the remaining unearned share-based compensation will be recognized upon cancellation.

        The following table represents where recorded share-based compensation expense was classified in the accompanying consolidated statements of operations (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Total share-based compensation	$13,617	$14,083	$14,445
Less compensation costs capitalized	(236)	(237)	(234)
Less reimbursed compensation costs	—	—	(62)

Share-based compensation recognized as expense	$13,381	$13,846	$14,149

Casino expense	$138	$89	$312
Selling, general &administrative	1,938	2,264	2,299
Corporate	8,173	8,296	8,025
Development and preopening	3,132	3,197	3,451
Earnings (losses) from joint ventures	—	—	62

Share-based compensation recognized as expense	13,381	13,846	14,149
Tax benefit	(4,683)	(4,846)	(4,952)

Share-based compensation expense, net of tax	$8,698	$9,000	$9,197

17. Executive Compensation Plans

        We have employment agreements with certain of our executive officers. These contracts provide for, among other things, an annual base salary, supplemental long-term disability and supplemental life insurance benefits in excess of our normal coverage for employees. In addition, we have adopted a Supplemental Executive Retirement Plan for our Chief Executive Officer and a Supplemental

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Executive Compensation Plans (Continued)

Management Retirement Plan for certain key executives as selected by our Board of Directors. Other executive plans include a Deferred Compensation Plan and a Long-Term Stay-On Performance Incentive Plan. See Note 20 for additional information regarding the Supplemental Executive Retirement Plan and the Supplemental Management Retirement Plan.

18. Reorganization Items, Net

        Reorganization items, net represent amounts incurred as a direct result of the Chapter 11 Case and are presented separately in the consolidated statements of operations. The components of reorganization items are as follows (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009
Professional fees and retainers	$79,346	$66,522
Write-off of debt discount and debt issuance costs	—	225,011
Adjustment of swap carrying values to expected amounts of allowed claims	2,607	80,790
Other	795	3,565

Reorganization items, net	$82,748	$375,888

        Professional fees include financial, legal and other services directly associated with the reorganization process. Cash payments for the year ended December 31, 2010 and 2009 for professional fees and retainers and other reorganization items totaled $82.8 million and $59.8 million, respectively. In accordance with ASC 852 on the Petition Date the Company ceased amortization of debt discounts and deferred debt issuance costs related to the liabilities subject to compromise. Reorganization items, net for the year ended December 31, 2009 includes losses of $185.7 million and $39.3 million, respectively, representing the write-off of unamortized debt discounts and debt issuance costs related to certain liabilities subject to compromise. The write-off of these amounts resulted in an adjustment of the net carrying value of the related liabilities to the expected amount of the allowed claims.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Fair Value Measurements

        The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Interest rate caps	$—	$—	$—	$—
Available-for-sale securities	271	—	—	271

Total assets measured at fair value on a recurring basis	$271	$—	$—	$271

Liabilities
Liabilities not subject to compromise:
Interest rate swap	$—	$397	$—	$397
Liabilities subject to compromise:
Deferred compensation liabilities	1,194	—	—	1,194

Total liabilities measured at fair value on a recurring basis	$1,194	$397	$—	$1,591

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

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Retirement Plans (Continued)

        A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of the plan assets and the funded status is as follows (in thousands):

	December 31,
	2010	2009
Change in pension benefit obligation:
Benefit obligation at beginning of year	$22,002	$20,159
Service cost	1,707	2,115
Interest cost	1,296	1,217
Plan amendments	—	—
Net actuarial loss (gain)	1,382	(1,318)
Benefits paid	—	(171)

Benefit obligation at end of year	$26,387	$22,002

Change in plan assets:
Contribution by Station	$—	$171
Benefits paid	—	(171)

Fair value of plan assets at end of year	$—	$—

Funded status of the plan (underfunded)	$(26,387)	$(22,002)
Unrecognized net actuarial loss	—	—
Unrecognized actuarial loss	—	—

Net amount recognized	$(26,387)	$(22,002)

Amounts recognized in the consolidated balance sheet consist of:
Current liabilities (a)	$(416)	$(293)
Accrued pension costs (a)	(25,651)	(23,474)
Accumulated other comprehensive income	(320)	1,765

Net amount recognized	$(26,387)	$(22,002)

Weighted average assumptions:
Discount rate	5.25%	5.50%
Salary rate increase	5.00%	5.00%

(a)
As a result of the Chapter 11 Case, the current liabilities and the accrued pension costs at December 31, 2010 and 2009 are classified as liabilities subject to compromise in the accompanying consolidated balance sheets.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Retirement Plans (Continued)

        The components of the net periodic pension benefit cost consist of the following (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Service cost	$1,707	$2,115	$1,850
Interest cost	1,296	1,217	1,253
Amortization of prior service credit	(63)	(63)	(70)
Amortization actuarial losses	—	—	92

Net periodic pension cost	2,940	3,269	3,125
Curtailment charge	—	—	(1,525)

Total pension cost	$2,940	$3,269	$1,600

        As a result of the Chapter 11 Case, SERP and SMRP benefit payments were suspended as of July 28, 2009, and we expect the SERP and SMRP to be terminated in connection with the consummation of the plan of reorganization. As a result, we do not expect to pay any benefits under the SERP or SMRP in the future, however since this expectation is based on assumptions about future events, actual results may vary significantly from this estimate.

  401(k) Plan

        We have a defined contribution 401(k) plan, which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 50% of the first 4% of each participating employee's compensation. Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. In December 2008, we announced that we had elected to suspend the employer contribution effective January 1, 2009 therefore there were no matching contributions during the years ended December 31, 2010 and 2009, respectively. Our matching contribution was approximately $3.7 million for the year ended December 31, 2008.

21. Income Taxes

        We file a consolidated federal income tax return. For financial reporting purposes, we recorded income tax benefit of $22.0 million, $289.9 million, and $381.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The benefit for income taxes attributable to net loss consists of the following (amounts in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Current	$(5,469)	$(1,217)	$(585)
Deferred	(16,527)	(288,655)	(380,760)

Total income tax benefit	$(21,996)	$(289,872)	$(381,345)

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Income Taxes (Continued)

        The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance	(21.3)	(15.8)	(0.9)
Goodwill impairment	(3.6)	(3.0)	(23.5)
Vesting of Class B and Class C Units	(0.8)	(0.2)	(0.2)
Restructuring costs	(5.3)	(1.2)	—
Other, net	(0.3)	(0.1)	—

Effective tax rate	3.7%	14.7%	10.4%

        We recorded $0, $0, and $2.0 million as increases to contributed capital for certain tax benefits from employee share-based compensation for the years ended December 31, 2010, 2009, and 2008, respectively.

        The tax effects of significant temporary differences representing net deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Accrued vacation, bonuses and group insurance	$7,429	$5,656
Preopening and other costs, net of amortization	9,756	7,417
Accrued benefits	9,653	8,069
Capital loss carryover	64,917	—
Net operating loss carryover	380,286	290,840
Financing arrangements	38,688	102,054
FICA credits	10,194	7,816
Minimum tax credit carryover	20,850	26,087
Other deferred tax assets	96,988	41,183
Valuation allowance	(468,904)	(343,714)

Total deferred tax assets	169,857	145,408

Deferred tax liabilities:
Prepaid expenses and other	(16,287)	(16,805)
Temporary differences related to property and equipment	(184,247)	(173,539)
Intangibles	(70,713)	(74,044)
Other deferred tax liabilities	(1,046)	—

Total deferred tax liabilities	(272,293)	(264,388)

Net	$(102,436)	$(118,980)

        At December 31, 2010, the Company had an Alternative Minimum Tax ("AMT") credit carryover of approximately $20.9 million. AMT credits are available to be carried forward indefinitely and may be

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Income Taxes (Continued)

utilized against regular U.S. corporate tax to the extent that they do not exceed computed AMT calculations. The Company expects to utilize all of its AMT credits.

        At December 31, 2010, the Company had a general business credit ("GBC") carryover for U.S. federal income tax purposes of approximately $10.2 million. The GBC carryover will begin expiring in 2022. The accounting guidance for income taxes requires recognition of a future tax benefit to the extent that realization of such benefit is more likely than not. Otherwise a valuation allowance is applied. Based on the future reversal of existing temporary differences, the Company believes it will be unable to utilize the GBC carryover on a more likely than not basis and has recorded a full valuation allowance for this credit in the current year.

        As of December 31, 2010, the Company has a tax net operating loss carryover of approximately $1.11 billion that expires between 2027 and 2030. Management believes that the realization of a portion of this deferred tax asset is more likely than not based on the future reversal of existing temporary differences. At December 31, 2010 and 2009 a valuation allowance was established against the portion of net operating loss that is more likely than not unrealizable.

        Station or our subsidiaries file income tax returns for federal purposes only. We are no longer subject to U.S. federal tax examination for years before 2007 except for earlier years that can be examined as a result of the net operating losses that were carried back.

        As of December 31, 2010 and 2009, unrecognized tax benefits of $3.5 million and $4.1 million, respectively, were recorded as reductions to the U.S. net operating loss deferred tax asset. As of December 31, 2010 and 2009, unrecognized tax benefits of $5.3 million and $6.2 million, respectively, were recorded in other long term liabilities. Included in the balance as of December 31, 2010 and 2009 are $4.1 million and $4.2 million, respectively, of uncertain tax benefits that would affect the effective income tax rate if recognized.

        We recognize accrued interest and penalties related to our unrecognized tax benefits in income tax expense. Our liability for the payment of interest on our unrecognized tax benefits was reduced to zero as of December 31, 2009 and 2010 because the net operating losses exceed taxable income including the unrecognized tax benefits. We do not anticipate any penalty assessments associated with our liability for unrecognized tax benefits. In the next twelve months, the Company does not expect the liability for the unrecognized benefits to change significantly.

        A summary of the changes in the gross amount of unrecognized tax benefit is shown below (in millions):

	December 31,
	2010	2009
Balance at the beginning of the year	$10.3	$8.9
Additions based on tax positions related to prior years	0.4	1.4
Reductions based on tax positions related to prior years	(1.9)	—
Statute expirations	—	—

Balance at the end of the year	$8.8	$10.3

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        On October 31, 2008, the Company filed a motion for judgment on the pleadings. During a hearing on that motion, the United States District Court questioned whether it had jurisdiction to adjudicate the matter. After briefing regarding the jurisdiction question, on May 16, 2009, the United States District Court dismissed the Federal Court Action for lack of jurisdiction and entered a judgment in the Company's favor. Subsequently, on July 21, 2009, the plaintiffs filed a purported class action complaint against the Company and certain of its subsidiaries in the District Court of Clark County, Nevada, Case No. A-09-595614-C (the "State Court Action"). The complaint in the State Court Action alleged substantially the same claims that were alleged in the complaint in the Federal Court Action.

        On August 19, 2009, the corporate defendants, other than the Company, filed an answer responding to the complaint. Subsequently, on August 27, 2009, the corporate defendants, other than the Company, filed a motion to stay the State Court Action pending the resolution of the Company's chapter 11 case. That motion was granted on September 30, 2009.

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

          b.     The Company would set aside approximately $1.3 million in an interest-bearing bank account. After the deduction of fees, costs and other expenses associated with the settlement, the remaining proceeds would be distributed equally to all persons who were employed by the Company or its subsidiaries at any time between January 29, 2009 and the date of the preliminary approval of the settlement by the Bankruptcy Court.

        On June 17, 2010, the State Court Action was removed to the Bankruptcy Court by agreement of the parties.

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

        On October 26, 2010, the Bankruptcy Court granted final approval of the settlement. The proceeds referenced in paragraph (b) above were distributed in full on December 10, 2010.

        The expense related to this legal settlement was accrued during the year ended December 31, 2010 and the related liability is classified in liabilities subject to compromise in the accompanying consolidated balance sheet.

        Pursuant to the Joint Plan of Reorganization, among other things, general unsecured creditors, including the employees referenced in paragraph (a) above, were to receive warrants referred to in the Plan as the NPH Warrants. On December 13, 2010, the Company filed a motion with the Bankruptcy Court asking that the Plan be modified so that the Company would not need to distribute an NPH Warrant worth approximately 13¢ to each of the employees referenced in paragraph (a) above (the "Plan Modification Motion"). On January 21, 2011, the Bankruptcy Court entered an order granting the relief sought in the Plan Modification Motion.

  Chapter 11 Case

        On July 28, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch Resort Spa Casino ("Green Valley Ranch"), filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code. The Chapter 11 Case and the GV Ranch Station, Inc. chapter 11 case are collectively referred to as the "Chapter 11 Cases."

        On July 28, 2010, the Debtors filed the Plan and Disclosure Statement. The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010. The Bankruptcy Court entered an order confirming the Plan on August 27, 2010.

        On March 9, 2011, the GVR Purchaser an indirect subsidiary of New Station, and the GVR Seller entered into the GVR Asset Purchase Agreement, pursuant to which the GVR Purchaser will purchase substantially all of the assets and assume certain specified liabilities of the GVR Seller for $500 million through a prepackaged plan of reorganization. The GVR Asset Purchase Agreement is subject to, among other things, the bankruptcy court entering a confirmation order confirming the chapter 11 plan of reorganization of the GVR Seller.

        On March 22, 2011, the subsidiaries of the Company that are sellers under the Asset Purchase Agreement and the Company's 50%-owned joint ventures the GVR Seller and Aliante commenced a solicitation of approvals for the Subsidiary Plan to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante, pursuant to which its lenders would receive the equity of Aliante and $45 million in secured loans in exchange for their claims. We expect that the Subsidiary Chapter 11 Cases will be filed in the second quarter of 2011.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Joint Plan of Reorganization or the plan of reorganization for the Subsidiary Chapter 11 Cases. The Joint Plan of Reorganization and the Disclosure Statement have been filed with the Bankruptcy Court and

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Legal Matters (Continued)

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

        See "1. Summary of Significant Accounting Policies and Basis of Presentation—Chapter 11 Reorganization" and "—Restructuring Transactions" for a further discussion of the Chapter 11 Cases and the Restructuring Transactions.

23. Debtor Condensed Combined Financial Statements

        As discussed in Note 1, on July 28, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court under chapter 11 of the Bankruptcy Code, and on February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch filed a voluntary petition in the Bankruptcy Court under chapter 11 of the Bankruptcy Code.

        The following condensed combined balance sheets as December 31, 2010 and December 31, 2009, condensed combined statements of operations for the year ended December 31, 2010 and for the period July 28, 2009 through December 31, 2009, and condensed combined statements of cash flows for year ended December 31, 2010 and for the period July 28, 2009 through December 31, 2009 present the post-petition financial condition, results of operations, and cash flows on a combined basis for Station Casinos, Inc. and its wholly owned subsidiaries that are debtors in the Chapter 11 Cases. The debtor entities included in the following condensed combined financial statements are Station Casinos, Inc., FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC, Reno Land Holdings, LLC, and GV Ranch Station, Inc.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Debtor Condensed Combined Financial Statements (Continued)

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,105	$2,283
Restricted cash	199,620	95,783
Receivables, net	2,662	24,373
Inventories	9	12
Prepaid expenses and other current assets	10,969	5,567

Total current assets	215,365	128,018
Property and equipment, net	1,785,439	1,832,068
Intangible assets, net	1,785	5,975
Land held for development	24,192	24,192
Investments in subsidiaries	2,451,828	2,923,274
Other assets, net	30,120	69,137

Total assets	$4,508,729	$4,982,664

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Debtor-in-possession financing	$500,533	$193,151
Accounts payable	540	544
Due to affiliates, net	635	—
Accrued interest payable	542	3,818
Accrued expenses and other current liabilities	18,807	22,856

Total current liabilities	521,057	220,369
Intercompany payables to non-debtors, net	672,030	934,789
Investment in joint venture, deficit	38,257	—
Deferred income tax, net	108,552	123,828
Other long-term liabilities, net	5,265	6,957

Total liabilities not subject to compromise	1,345,161	1,285,943
Liabilities subject to compromise	6,049,816	6,032,109

Total liabilities	7,394,977	7,318,052

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,964,648	2,951,031
Accumulated other comprehensive income (loss)	43	(922)
Accumulated deficit	(5,849,683)	(5,285,914)

Total Station Casinos, Inc. stockholders' deficit	(2,884,575)	(2,335,388)

Noncontrolling interest	(1,673)	—

Total stockholders' deficit	(2,886,248)	(2,335,388)

Total liabilities and stockholders' deficit	$4,508,729	$4,982,664

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Debtor Condensed Combined Financial Statements (Continued)

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(amounts in thousands)

	For the year ended December 31, 2010	For the period from July 28, 2009 through December 31, 2009
Operating revenues:
Other	$249,938	$107,344
Management fees	22,869	10,537

Total revenues	272,807	117,881

Operating costs and expenses:
Corporate, selling, general and administrative expenses	35,730	4,065
Development	5,119	902
Depreciation and amortization	49,545	17,972
Preopening	—	92
Impairment of intangibles and other assets	6,880	71,023
Write-downs and other charges, net	16,589	3,128

	113,863	97,182

Operating income	158,944	20,699

Equity in pretax losses of non-debtor subsidiaries	(531,485)	(1,427,156)
Earnings from joint ventures	2,618	—

Operating income, equity in pretax losses of non-debtor subsidiaries and earnings from joint ventures	(369,923)	(1,406,457)

Other (expense) income:
Interest expense, net	(89,649)	(56,073)
Interest and other expenses from joint ventures	(45,076)	—
Change in fair value of derivative instruments	(42)	6,762

	(134,767)	(49,311)

Loss before reorganization items and income taxes	(504,690)	(1,455,768)

Reorganization items, net	(82,748)	(381,620)

Loss before income taxes	(587,437)	(1,837,388)
Income tax benefit	21,996	287,822

Net loss	(565,442)	(1,549,566)

Less: net loss applicable to noncontrolling interest	1,673	—

Net loss	$(563,769)	$(1,549,566)

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Debtor Condensed Combined Financial Statements (Continued)

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the year ended December 31, 2010	For the period from July 28, 2009 through December 31, 2009
Cash flows from operating activities:
Net loss	$(565,442)	$(1,549,566)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,545	17,972
Change in fair value of derivative instruments	42	(6,762)
Share-based compensation	13,381	6,178
Impairment of intangible and other assets	6,880	71,023
Write-downs and other charges, net	16,589	3,128
Equity in pretax losses of non-debtor subsidiaries	531,484	1,427,156
Losses from joint ventures, net	42,458	—
Reorganization items	82,748	381,620
Changes in assets and liabilities:
Restricted cash	(103,837)	(47,588)
Receivables, net	21,732	(11,804)
Intercompany payables, net	(303,612)	—
Inventories, prepaid expenses and other assets	716	(2,328)
Deferred income taxes	(9,976)	(296,432)
Accounts payable	(11)	322
Accrued interest	1,044	(3,094)
Accrued expenses and other current liabilities	(3,965)	15,583
Other, net	740	33,816

Total adjustments	345,958	1,588,790

Net cash provided by operating activities before reorganization items	(219,484)	39,224

Net cash used for reorganization items	(82,808)	(25,449)

Net cash (used in) provided by operating activities	(302,292)	13,775

Cash flows from investing activities:
Capital expenditures	(7,172)	(3,698)
Proceeds from sale of land, property and equipment	—	615
Investments in subsidiaries	—	(200,282)
Distributions from subsidiaries	3,157	—
Other, net	(1,613)	(2,180)

Net cash used in investing activities	(5,628)	(205,545)

Cash flows from financing activities:
Borrowings under DIP Facility	86,609	124,651
Borrowings under Unsecured Revolving Loan Promissory Note	220,773	68,500
Borrowings under Term Loan with maturity dates less than three months, net	2,870	—
Payments under Term Loan with maturity dates less than three months	(2,500)	—
Other, net	(10)	(1,255)

Net cash provided by financing activities	307,742	191,896

Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(178)	126
Balance, beginning of period	2,283	2,157

Balance, end of period	$2,105	$2,283

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Subsequent Events

        Subsequent to December 31, 2010, we did not make scheduled interest payments totaling $3.4 million on the Land Loan.

        In March 2011, we were notified by the lessor of the Wild Wild West property that the lease had been terminated. We are currently in negotiations regarding possible modifications to this lease, however we can provide no assurance that we will be able to reach an agreement with the lessor.

        We evaluated all activity of the Company and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

25. Quarterly Financial Information (Unaudited)

	Year ended December 31, 2010
(amounts in thousands)	First Quarter (a)	Second Quarter (b)	Third Quarter (c)	Fourth Quarter (d)
Net revenues	$249,371	$233,575	$227,048	$234,961
Operating income (loss)	23,492	15,483	(234,243)	(13,787)
Loss before income taxes	(55,915)	(57,401)	(298,316)	(175,806)
Net loss	(53,533)	(69,615)	(265,824)	(176,470)

	Year ended December 31, 2009
(amounts in thousands)	First Quarter (e)	Second Quarter (f)	Third Quarter (g)	Fourth Quarter (h)
Net revenues	$282,748	$267,161	$255,725	$256,515
Operating income (loss)	27,730	15,888	8,543	(1,264,700)
Loss before income taxes	(10,924)	(75,491)	(432,597)	(1,450,374)
Net loss	(33,709)	(65,331)	(455,400)	(1,125,074)

(a)
Includes reorganization items, net of $19.3 million related to the Chapter 11 Case, and $25.3 million representing the Company's 50% share of the loss on early termination of Green Valley Ranch's interest rate swap.

(b)
Includes reorganization items, net of $37.9 million related to the Chapter 11 Case.

(c)
Includes impairment losses totaling $242.2 million including $60.4 million for goodwill, $97.7 million for land held for development, $66.6 million for property and equipment, $16.3 for investments in joint ventures, and $1.2 million related to other intangible assets. Also includes reorganization items, net of $21.3 million related to the Chapter 11 Case.

(d)
Includes impairment losses of $19.9 million including $16.7 million for land held for development and $3.2 million for other intangible assets. Also includes a gain of $124.2 million on the on dissolution of Ranch Road joint venture, a charge of $233.3 million representing our 50% share of impairment losses recognized by Aliante Station, and reorganization items, net of $4.3 million related to the Chapter 11 Case.

(e)
Includes a gain on early retirement of debt of $40.3 million and an increase in fair value of derivative instruments of $19.0 million.

STATION CASINOS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Quarterly Financial Information (Unaudited) (Continued)

(f)
Includes an increase in fair value of derivative instruments of $14.6 million.

(g)
Includes reorganization items, net of $370.7 million related to the Chapter 11 Case, and an increase in fair value of derivative instruments of $1.5 million.

(h)
Includes impairment losses totaling $1.28 billion including $181.8 million for goodwill, $255.3 million for other intangible assets, $617.4 million for land held for development, $179.4 for property and equipment, and $43.0 million for other assets. Also includes reorganization items, net of $5.2 million related to the Chapter 11 Case, and a decrease in fair value of derivative instruments of $11.4 million.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company's internal control over financial reporting is effective based on those criteria.

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

CERTIFICATIONS

        The Chief Executive Officer and the Chief Accounting Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2010.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    1.    Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

  Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

  Consolidated Balance Sheets as of December 31, 2010 and 2009

  Years ended December 31, 2010, 2009, and 2008

    Consolidated Statements of Operations

    Consolidated Statements of Stockholders' (Deficit) Equity

    Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedules:

    Financial Statements of Aliante Gaming, LLC with Report of Independent Auditors

      Balance Sheets as of December 31, 2010 and 2009

      Years Ended December 31, 2010, 2009 and 2008

        Statements of Operations

        Statements of Member's (Deficit) Equity

        Statements of Cash Flows

      Notes to Financial Statements

 REPORT OF INDEPENDENT AUDITORS

To the Member of Aliante Gaming, LLC:

        We have audited the accompanying balance sheets of Aliante Gaming, LLC, a Nevada limited liability company (the "Company"), as of December 31, 2010 and 2009, and the related statements of operations, member's (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has failed to remain in compliance with certain financial maintenance covenants set forth in its $430 million Credit Facility and has failed to make scheduled principal or interest payments since April 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young, LLP

Las Vegas, Nevada
March 30, 2011

ALIANTE GAMING, LLC

BALANCE SHEETS

(amounts in thousands)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$9,919	$7,171
Restricted cash	509	485
Receivables, net	1,099	1,121
Inventories	648	586
Prepaid expenses	2,633	2,808
Debt issuance costs, net	—	5,947

Total current assets	14,808	18,118
Property and equipment, net	90,140	585,401
Other assets, net	6,920	3,954

Total assets	$111,868	$607,473

LIABILITIES AND MEMBER'S (DEFICIT) CAPITAL
Current liabilities:
Current portion of long-term debt	$360,440	$357,437
Accounts payable	2,443	1,375
Accrued payroll and related	1,307	1,081
Accrued interest payable	48,929	20,279
Accrued expenses and other current liabilities	2,367	1,881
Interest rate swaps termination liability	15,665	15,665
Due to affiliates, net	1,063	1,157
Due to Station Casinos, Inc., net	2,946	2,763

Total current liabilities	435,160	401,638
Long-term debt, less current portion	4,453	5,089

Total liabilities	439,613	406,727
Commitments and contingencies (Note 10)
Member's (deficit) capital:
Aliante Holding, LLC	(327,745)	200,746

Total member's (deficit) capital	(327,745)	200,746

Total liabilities and member's (deficit) capital	$111,868	$607,473

The accompanying notes are an integral part of these financial statements.

ALIANTE GAMING, LLC

STATEMENTS OF OPERATIONS

(amounts in thousands)

	For the year ended December 31,
	2010	2009	2008
Operating revenues:
Casino	$49,378	$52,709	$11,237
Food and beverage	12,609	13,388	2,752
Room	5,575	5,597	650
Other	3,241	3,684	886

Gross revenues	70,803	75,378	15,525
Promotional allowances	(5,517)	(5,924)	(1,075)

Net revenues	65,286	69,454	14,450

Operating costs and expenses:
Casino	23,669	26,992	4,829
Food and beverage	8,850	8,018	1,815
Room	1,944	2,140	379
Other	560	760	442
Selling, general and administrative	21,987	24,317	4,098
Depreciation	27,873	27,608	2,422
Management fees	1,853	1,893	451
Preopening expenses	116	150	13,936
Impairment loss	466,500	—	—
Lease termination	98	560	—
Loss on disposal	8	476	—
Restructuring and other charges	9,987	—	—

	563,445	92,914	28,372

Operating loss	(498,159)	(23,460)	(13,922)
Other expense:
Interest expense, net	(30,332)	(27,749)	(3,098)
Change in fair value of interest rate swaps	—	(6,503)	(9,163)

Net loss	$(528,491)	$(57,712)	$(26,183)

The accompanying notes are an integral part of these financial statements.

ALIANTE GAMING, LLC

STATEMENTS OF MEMBER'S (DEFICIT) CAPITAL

(amounts in thousands)

	Member contributions	Accumulated deficit	Accumulated other comprehensive loss	Total member's capital (deficit)
Balances, December 31, 2007	$209,000	$(1,212)	$(503)	$207,285
Interest rate swap fair value adjustment.	—	—	(462)	(462)
Net loss	—	(26,183)	—	(26,183)
Contributions from member	51,903	—	—	51,903

Balances, December 31, 2008	$260,903	$(27,395)	$(965)	$232,543
Interest rate swap fair value adjustment.	—	—	965	965
Net loss	—	(57,712)	—	(57,712)
Contributions from member	24,950	—	—	24,950

Balances, December 31, 2009	285,853	(85,107)	—	200,746
Net loss	—	(528,491)	—	(528,491)

Balances, December 31, 2010	$285,853	$(613,598)	$—	$(327,745)

The accompanying notes are an integral part of these financial statements.

ALIANTE GAMING, LLC

STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(528,491)	$(57,712)	$(26,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,873	27,608	2,422
Change in fair value of interest rate swap	—	6,503	9,163
Impairment loss	466,500	—	—
Amortization of debt issuance costs	1,288	1,686	1,525
Loss on lease termination	98	560	—
Loss on disposal of equipment	8	476	—
Changes in assets and liabilities:
Restricted cash	(24)	(485)	—
Receivables, net	22	(289)	(832)
Inventories and prepaid expenses	113	(1,041)	(2,353)
Accounts payable	970	(12,083)	12,898
Accrued payroll and other current liabilities	712	(2,168)	4,996
Accrued interest	28,650	19,223	12
Due to affiliates, net	(94)	(204)	(631)
Due to Station Casinos, Inc., net	183	452	1,959
Other, net	1,625	(355)	(3,293)

Total adjustments	527,924	39,883	25,866

Net cash used in operating activities	(567)	(17,829)	(317)

Cash flows from investing activities:
Capital expenditures	(408)	(2,679)	(379,441)
Construction contracts payable	—	(16,097)	(9,811)
Proceeds from disposals of fixed assets	4	619	—
Other, net	1,352	—	—

Net cash provided by (used in) investing activities	948	(18,157)	(389,252)

Cash flows from financing activities:
Borrowings under Credit Facility, net	—	—	356,628
Borrowings under Letter of Credit	3,000	—	—
Contributions from member	—	24,950	51,903
Debt issuance costs	—	(2,255)	(129)
Debt payments	(633)	(905)	(63)

Net cash provided by financing activities	2,367	21,790	408,339

Cash and cash equivalents:
Change in cash and cash equivalents	2,748	(14,196)	18,770
Balance, beginning of year	7,171	21,367	2,597

Balance, end of year	$9,919	$7,171	$21,367

Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$445	$23,736	$1,588
Capital expenditures financed by debt	$—	$1,288	$5,638

The accompanying notes are an integral part of these financial statements.

ALIANTE GAMING, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

1. Summary of Significant Accounting Policies

  Nature of Operations

        Aliante Gaming, LLC, a Nevada limited liability company, is a hotel/casino resort located in North Las Vegas, Nevada, doing business as Aliante Station Casino and Hotel (the "Company") a wholly owned subsidiary of Aliante Holding, LLC (the "Parent"). The Company commenced operations on November 11, 2008, prior to which it was a development stage enterprise. Aliante Station, LLC, a wholly owned subsidiary of Station Casinos, Inc. ("Station") jointly developed the project on 40 acres on the northeast corner of Interstate 215 and Aliante Parkway in the Aliante master-planned community with G.C. Aliante, LLC, a wholly owned subsidiary of Greenspun Gaming, LLC which is principally owned by members of the Greenspun family. Aliante Station, LLC and G.C. Aliante, LLC (collectively, the "Members") each hold a 50 percent ownership in the Parent.

  Overview of Recent Events and Going Concern

        As a result of recent macroeconomic conditions, including the ongoing economic downturn in the Las Vegas area and a continuation of low consumer confidence levels, the Company has experienced lower than expected operating results. Consequently, the Company has failed to (i) remain in compliance with certain financial maintenance covenants set forth in its $430.0 million credit facility (the "Facility") (which failure began in June, 2009 and has continued since such date) and (ii) make any scheduled principal or interest payments under the Facility since April 2009. As a result of the foregoing and the occurrence of certain other events of default under the Facility, the Company is currently in default under the Facility and, consequently, the Facility is accruing interest at the default rate specified in the credit documentation governing it and the Company is not permitted to draw on the revolving line of credit under the Facility (the "Revolver").

        Although the lenders under the Facility have not agreed to waive the aforementioned events of default or forbear from exercising remedies with respect to the same, such lenders have, to date, voluntarily abstained from taking any enforcement action under the credit documentation governing the Facility. However, there can be no assurance that the lenders under the Facility will continue to forgo the exercise of remedies with respect to such events of default. Upon due notice to the Company under the terms of the credit documentation governing the Facility, the administrative agent thereunder may, and upon instruction from lenders holding over 50% of the obligations under the Facility will, among other things (i) declare the unpaid principal amount of and accrued interest on the loans and all other obligations under the Facility immediately due and payable and (ii) cause the collateral agent under the Facility to enforce any and all liens and security interests created pursuant to the collateral documents entered into in connection with the Facility.

        Certain of the lenders under the Facility have organized into a steering committee (the "Steering Committee") and the Company has been in discussions with the Steering Committee and its representatives concerning a restructuring of the Company's obligations under its Facility (a "Restructuring"). On March 22, 2011, the Company launched a solicitation of approvals by the lenders under the Facility for a plan of reorganization (the "Plan of Reorganization") in which each of the lenders under the Facility will receive its pro rata share of 100% of the equity interests in the reorganized Company and its pro rata share of a new $45 million senior secured credit facility to be entered into upon consummation of the Plan of Reorganization. If the Company obtains the requisite approvals of its lenders pursuant to the solicitation of acceptances of the Plan of Reorganization, the Company will seek

ALIANTE GAMING, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

1. Summary of Significant Accounting Policies (Continued)

confirmation of the Plan of Reorganization under chapter 11 of title 11 of the United States Code (the "Chapter 11 Case") by the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court"). In addition, in connection with the proposed Restructuring the Company and the Steering Committee are in discussions with third parties regarding a management agreement relating to the operation of the Company during the pendency of the proposed Chapter 11 Case and following the consummation of the Plan of Reorganization.

        There can be no assurance that a sufficient percentage or number of lenders under the Facility will accept the Plan of Reorganization or that the Bankruptcy Court will confirm such plan. In addition, if the Plan of Reorganization is not accepted, confirmed or consummated, there can be no assurance that the Company will be able to successfully develop, prosecute, confirm and consummate a Restructuring or plan of reorganization that is acceptable to the Company's creditors, equity holders and other parties in interest and to the Bankruptcy Court.

        The conditions and events described above raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments, except as described below, to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty. The accompanying financial statements have classified the outstanding indebtedness related to the Facility, as well as the termination settlement amount of the interest rate swaps entered into to hedge the Facility interest rate, as current due to this uncertainty.

        In addition, on July 28, 2009, Station and certain of its subsidiaries filed voluntary petitions in the Bankruptcy Court under chapter 11 of title 11 of the United States Code. The Bankruptcy Court entered an order confirming Station's Joint Plan of Reorganization on August 27, 2010.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions for items such as slot club program liability, self-insurance reserves, bad debt reserves, estimated useful lives assigned to fixed assets and asset impairment that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

  Cash and Cash Equivalents

        Cash and cash equivalents includes cash on hand, as well as investments purchased with an original maturity of 90 days or less. The Company maintains cash and cash equivalents at financial institutions that are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to $250,000. At times the balances in the accounts exceed the FDIC insured amount. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant credit risk.

  Restricted Cash

        Restricted cash includes cash reserves required by regulation for race and sports book operations.

ALIANTE GAMING, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

1. Summary of Significant Accounting Policies (Continued)

  Receivables, Net and Credit Risk

        Receivables, net consist primarily of casino, hotel and other receivables, which are typically non-interest bearing. Receivables are initially recorded at cost, and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. Management does not believe that any significant concentrations of credit risk existed as of December 31, 2010.

  Inventories

        Inventories, which consist primarily of food and beverage items, certain supplies and retail items, are stated at the lower of cost or market, with cost being determined on a weighted-average basis.

  Fair Value of Financial Instruments

        The carrying value of the Company's cash and cash equivalents, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. Due to the balance under the Facility currently being in default, the Company believes it is impracticable to determine the fair value of its debt.

  Property and Equipment

        Property and equipment are initially stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less, beginning the month after the respective assets are placed in service. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

        The Company makes estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. The Company's depreciation expense is highly dependent on the assumptions made about its assets estimated useful lives. The Company determines the estimated useful lives based on experience with similar assets, engineering studies and the Company's estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, the Company accounts for the change prospectively.

        The Company evaluates its property and equipment and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment. For assets to be held and used, the Company reviews fixed assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on the excess of carrying value over fair value. For property and equipment, fair value is generally based on discounted cash flow models, real estate valuation techniques,

ALIANTE GAMING, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

1. Summary of Significant Accounting Policies (Continued)

or estimated prices for similar assets, all of which utilize Level 3 inputs under ASC Topic 820, Fair Value Measurements and Disclosures. For assets to be disposed of, the Company recognizes the asset to be sold at the lower of carrying value or fair market value less costs of disposal. Fair market value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers, or a discounted cash flow model utilizing Level 3 inputs under ASC Topic 820. During the year ended December 31, 2010, the Company determined that indicators of impairment existed as a result of its ongoing losses and the default on the credit facility. As a result, the Company performed an impairment review of its long-lived assets and recorded asset impairment charges totaling $466.5 million related to its property and equipment. No impairment losses were recognized by the Company for the year ended December 31, 2009.

  Capitalization of Interest

        The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's weighted-average cost of borrowed money. No interest was capitalized during the years ended December 31, 2010 and 2009. Interest capitalized for the year ended December 31, 2008 was approximately $10.9 million.

  Debt Issuance Costs

        Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements on a straight-line basis, which approximates the effective-interest method. As a result of the current classification of the associated debt, debt issuance costs are included in current assets on the Company's balance sheets as of December 31, 2009. Amortization of debt issuance costs was approximately $1.3 million, $1.7 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. As a result of the Company's default on the Facility and developments in restructuring negotiations with its lenders, the Company's remaining unamortized debt issuance costs totaling $2.5 million were written off at December 31, 2010.

  Base Stock

        The initial purchase of china, glassware, silverware, uniforms and certain other operating supplies is capitalized and recorded in base stock and is included in other assets, net on the Company's balance sheets. With the exception of uniforms, which are amortized over a 36-month period, the purchase price of all other base stock items remains in base stock until those items are replaced. Major replacement costs are capitalized and recorded in base stock and the initial purchase price is expensed.

  Preopening Expenses

        Salaries and wages, advertising costs, promotional costs, supplies, utilities and similar expenses incurred during the construction phase of new facilities are expensed as incurred. For major projects, the construction phase typically covers a period of 12 to 24 months, with the majority of preopening costs incurred in the three months prior to opening. The Company incurred preopening expenses of

ALIANTE GAMING, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

1. Summary of Significant Accounting Policies (Continued)

approximately $0.1 million, $0.2 million and $13.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

  Advertising Costs

        The cost of advertising is expensed as incurred. For the years ended December 31, 2010 and 2009, these costs totaled approximately $1.8 million and $2.4 million, respectively. For the year ended December 31, 2008, advertising costs totaled approximately $1.6 million of which approximately $0.8 million is included in preopening expense on the Company's statements of operations.

  Derivative Instruments

        From time to time the Company enters into derivative instruments, typically in the form of interest rate swaps, in order to manage interest rate risk associated with its current and future borrowings. The Company accounts for its derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging, which requires the Company to recognize its interest rate swaps as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of the derivative instrument agreements depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Additionally, the difference between amounts received and paid under such agreements as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement.

        For a derivative instrument that is designated and qualifies as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and the ineffective portion, if any, is recorded in the statements of operations.

        For a derivative instrument that is designated as a fair value hedge and qualifies for the "shortcut" method, the accounting guidance allows for an assumption of no ineffectiveness. As such, there is no impact on the statements of operations from the change in fair value of the hedging instrument. Instead, the fair value of the instrument is recorded as an asset or liability on the balance sheet with an offsetting adjustment to the carrying value of the related debt.

        For those derivative instruments that are not designated as hedges for accounting purposes, the change in fair value is recorded in the statements of operations in the period of the change (see Note 8).

  Revenues and Promotional Allowances

        The Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. The Company's Boarding Pass player rewards program (the "Program") allows customers to redeem points earned from their gaming activity at the Company or any Station property for complimentary food, beverage, rooms, entertainment and merchandise. Upon redemption, the retail value of complimentaries under the Program is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The cost associated with complimentary food, beverage, rooms, entertainment and merchandise redeemed under the Program is recorded in casino costs and expenses. The estimated

ALIANTE GAMING, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

1. Summary of Significant Accounting Policies (Continued)

departmental costs of providing such promotional allowances are included in casino costs and expenses and consist of the following (amounts in thousands):

	For the year ended December 31,
	2010	2009	2008
Food and beverage	$5,053	$5,472	$1,001
Room	342	172	19
Other	830	140	11

Total	$5,478	$5,784	$1,031

        The Company also records a liability for the estimated cost of the outstanding points under the Program which the Company believes will ultimately be redeemed. At December 31, 2010 and 2009, $0.6 million and $0.3 million, respectively, was accrued for the cost of anticipated Program redemptions. The estimated cost of the outstanding points under the Program is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to convert to rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost the Company uses historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment and merchandise as well as potential breakage.

  Other Comprehensive Loss

        The accounting guidance for reporting comprehensive income (loss) requires companies to disclose other comprehensive income (loss) and the components of such income (loss). Comprehensive loss is the total of net loss and all other nonmember changes in equity. During 2008, the Company recorded the effective portion of the changes in fair value of its interest rate swaps as other comprehensive loss in member's capital on the Company's balance sheets. Comprehensive loss was computed as follows (amounts in thousands):

	For the year ended December 31,
	2010	2009	2008
Net loss	$(528,491)	$(57,712)	$(26,183)
Changes in fair value of interest rate swap	—	965	(462)

Comprehensive loss	$(528,491)	$(56,747)	$(26,645)

        The deferred gains and losses on interest rate swaps included in accumulated other comprehensive loss at December 31, 2008 related to the Company's interest rate swap which had been de-designated as a cash flow hedge for accounting purposes during the year ended December 31, 2008. The swaps were early terminated effective July 2, 2009, and as a result, the unamortized deferred net loss related to the interest rate swaps was transferred to earnings during the year ended December 31, 2009.

ALIANTE GAMING, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

1. Summary of Significant Accounting Policies (Continued)

  Income Taxes

        On January 1, 2009, the Company adopted accounting standards related to accounting for uncertain income tax positions and did not record any cumulative effect adjustment to retained earnings as a result of this adoption. Under the accounting standards, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement. The accounting standards also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure requirements for uncertain tax positions.

        The Company is a limited liability company treated as a partnership for income tax purposes and as such, is a pass-through entity and is not liable for income tax in the jurisdiction in which the Company operates. As a result, no provision for income taxes has been made in the accompanying financial statements. The Members include their respective share of the Company's taxable income in their income tax returns. Due to its status as a pass-through entity, the Company recorded no liability associated with uncertain tax positions.

  Restructuring and Other Charges

        Restructuring and other charges includes various costs incurred in connection with a possible restructuring of the Company's indebtedness, primarily legal, consulting and other professional services, and the charge to write off the Company's remaining unamortized debt issue costs.

  Recently Issued Accounting Standards

        In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities, a consensus of the FASB Emerging Issues Task Force. This guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The guidance is effective for reporting periods beginning after December 15, 2010. Since the Company's existing accounting policy for accrual of jackpot liabilities is consistent with the new guidance, the adoption of this guidance will have no impact on the Company's financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This guidance clarifies and extends the disclosure requirements about recurring and nonrecurring fair value measurements. The guidance is effective for reporting periods beginning after December 15, 2009. Accordingly, the Company adopted the new guidance in the first fiscal quarter of 2010. The adoption of this new guidance did not have a material impact on the Company's financial statements.

ALIANTE GAMING, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

2. Receivables

        Components of receivables are as follows (amounts in thousands):

	December 31,
	2010	2009
Casino	$29	$90
Hotel	249	170
Other	866	899

	1,144	1,159
Allowance for doubtful accounts	(45)	(38)

Receivables, net	$1,099	$1,121

3. Property and Equipment

        Property and equipment consists of the following (amounts in thousands):

		December 31,
	Estimated Life (years)
		2010	2009
Land	—	$8,296	$51,233
Buildings and improvements	2 - 45	93,822	456,131
Furniture, fixtures and equipment	3 - 7	45,912	106,797
Construction in progress		—	1,269

		148,030	615,430
Accumulated depreciation and amortization		(57,890)	(30,029)

Property and equipment, net		$90,140	$585,401

        During the year ended December 31, 2010, the Company determined that indicators of impairment existed as a result of its ongoing losses and the default on the Facility. The Company therefore tested substantially all of its assets for impairment, by comparing the estimated future cash flows, on an undiscounted basis, to the carrying value of its assets. The undiscounted cash flows did not exceed the carrying value, and impairment was measured based on the excess of the assets' carrying value over fair value. As a result, the Company's property and equipment was written down by $466.5 million. Fair value was estimated based primarily on a discounted cash flow model utilizing Level 3 inputs under the fair value measurement hierarchy.

ALIANTE GAMING, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

4. Other Assets, Net

        Other assets, net consist of the following (amounts in thousands):

	December 31,
	2010	2009
Deposits	$4,341	$1,306
Base stock	2,579	2,648

Other assets, net	$6,920	$3,954

5. Due to Affiliate

        Prior to obtaining financing related to the development of the project, the Parent paid various costs on behalf of the Company. Such costs included items such as legal fees and design costs. At December 31, 2010 and 2009, amounts payable to Parent totaled approximately $1.1 million and $1.2 million, respectively.

6. Due to Station Casinos, Inc., net

        Aliante Station, LLC, a wholly owned subsidiary of Station, is the managing member of the Company and is, subject to certain limitations set forth in the credit documentation governing the Facility, generally entitled to receive a management fee for its services of 2% of the Company's gross revenues (as defined in the Aliante Gaming, LLC Amended and Restated operating agreement) and approximately 5% of the earnings before interest, taxes, depreciation and amortization ("EBITDA"). Management fees incurred by the Company totaled approximately $1.9 million, $1.9 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. As a result of the occurrence of certain events of default under the Facility and certain other developments, the credit documentation governing the Facility does not currently permit the Company to pay any management fees to Aliante Station, LLC, however the Company continues to accrue the management fee expense. In addition, Station provides various other shared services to the Company such as purchasing, human resources, advertising and information technology and allocates the costs of the shared services to the Company. Expenses related to these shared services totaled approximately $3.7 million, $4.2 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company also occasionally buys and sells slot machines and other equipment at net book value from Station. At December 31, 2010 and 2009, amounts payable to Station totaled approximately $2.9 million and $2.8 million, respectively.

ALIANTE GAMING, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

7. Long-term Debt

        Long-term debt consists of the following (amounts in thousands):

	December 31,
	2010	2009
Construction Loan, due October 5, 2012, interest at a margin above the Alternate Base Rate or LIBOR plus the interest rate margin (7.25% and 7.25% at December 31, 2010 and 2009, respectively)(a)	$359,628	$356,628
Equipment financing, payable in 72 monthly installments including interest at a fixed rate of 5.9%	4,248	4,824
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	1,017	1,074

Total long-term debt	364,893	362,526
Current portion of long-term debt	(360,440)	(357,437)

Total long-term debt	$4,453	$5,089

(a)
Percentage includes a default rate of 200 basis points

        In October 2007, the Company completed a $430.0 million credit facility with a group of banks which is secured by substantially all of the assets of the Company, and which provides for borrowings at a margin above the LIBOR rate of up to 325 basis points. The Facility is comprised of a $20.0 million revolving credit facility and a $410.0 million construction loan facility (the "Construction Loan"). On July 25, 2008, a member of the bank group was closed by the Office of the Comptroller of the Currency and the FDIC was named receiver. As a result, the available borrowings under the Revolver and Construction loan were reduced to $18.4 million and $391.1 million, respectively, which reflected the failed banks unfunded portion. The Facility required initial equity contributions from each partner of $105.0 million prior to utilization of the Facility and equity contributions for a completion guaranty, if necessary, for project costs that exceed $618.0 million exclusive of land acquisition costs and financing costs. The completion guaranty was a joint and several obligation of Station and G.C. Investments, LLC, an affiliate of G.C. Aliante, LLC and was completed in June of 2009. Proceeds from the Construction Loan were used to finance the construction and development costs associated with the development of the project. Borrowings under the Facility bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Facility), as selected by the Company. The Facility contains certain financial and other covenants, including maintenance of certain Fixed Charge Ratios and Leverage Ratios, as defined in the credit agreement. The construction loan was terminated during 2009, and the revolver was terminated in August 2010 as a result of the existence of several events of default, including but not limited to, noncompliance with the covenants. In addition, the Company has not made any interest payments due on the Facility since April 14, 2009 and continues to accrue the unpaid interest including the default rate. In addition, in accordance with the terms of the Facility, the Company accrues interest on the unpaid interest at the default rate. As of December 31, 2010, the Company has failed to make interest payments on the Facility totaling $45.3 million.

ALIANTE GAMING, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

7. Long-term Debt (Continued)

        In February 2010, in anticipation of the expiration of a $3.0 million letter of credit the Company had in place to secure claims related to the construction of the property, the carrier of the Company's insurance program drew the full amount of the letter of credit to hold as collateral. The letter of credit was issued under the Facility. This drawdown increased the principal balance outstanding under the Facility and the Company recorded an equal increase in noncurrent assets representing the collateral held by the insurance carrier.

        In addition to the initial equity contributions and the Facility, the Company entered into an equipment financing arrangement in the fourth quarter of 2008 in the amount of $5.6 million at an interest rate of 5.9%, terminating in November 2014. The agreement calls for monthly payments beginning December 1, 2008, of approximately $80,000 with a residual payment of $1.1 million to be paid in the final month.

        Scheduled maturities of long-term debt are as follows (amounts in thousands):

Years ending December 31,
2011	$360,440
2012	838
2013	889
2014	1,974
2015	76
Thereafter	676

Total	$364,893

        As a result of the Company's defaults on its Facility and interest rate swaps, and in connection with the Company's ability to continue as a going concern as discussed in Note 1, the outstanding indebtedness related to the Facility and the termination settlement liability related to the interest rate swaps entered into to hedge the Facility have been classified as current in the Company's balance sheets at December 31, 2010 and 2009, respectively.

8. Derivative Instruments

        The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps utilized as cash flow hedges involve the receipt of variable-rate payments in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. The Company does not use derivative financial instruments for trading or speculative purposes.

        As of December 31, 2008, the Company had two floating-to-fixed interest rate swaps with a notional amount of $274.0 million. These interest rate swaps were previously designated as hedging instruments, and were de-designated during the year ended December 31, 2008. Effective July 2, 2009, these swaps were terminated early and a $15.7 million liability was recorded representing the termination settlement amount. As a result of the termination, the remaining balance of deferred losses totaling $0.8 million was transferred from accumulated other comprehensive loss into earnings during 2009. The termination

ALIANTE GAMING, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

8. Derivative Instruments (Continued)

settlement amount of the swaps is classified as a current liability in the accompanying balance sheets as of December 31, 2010 and 2009. In accordance with the terms of the arrangement, the Company accrues interest on the unpaid termination settlement amount and the accrued unpaid interest as of the termination date at the rate of 1-month LIBOR plus 1%.

        Accumulated other comprehensive loss on the Company's balance sheets includes deferred gains and losses related to its interest rate swaps that were previously designated as hedging instruments. At December 31, 2010 and 2009, there is no deferred loss on derivative instruments remaining in accumulated other comprehensive loss.

        The activity in deferred losses on derivatives included in accumulated other comprehensive loss is as follows (amounts in thousands):

	For the year ended December 31,
	2010	2009	2008
Deferred losses on derivatives included in accumulated other comprehensive loss, beginning balance	$—	$(965)	$(503)
Losses reclassified from other comprehensive loss into operations (effective portion) in change of fair value of derivative instruments	—	—	(608)
Losses reclassified from other comprehensive loss into operations (effective portion) in change of fair value of derivative instruments	—	176	146
Losses reclassified from other comprehensive loss into operations as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur	—	789	—

Deferred losses on derivatives included in accumulated other comprehensive loss, ending balance	$—	$—	$(965)

ALIANTE GAMING, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

8. Derivative Instruments (Continued)

        Presented below are the effects of derivative instruments on the Company's statement of operations (amounts in thousands):

	For the year ended December 31,
	2010	2009	2008
Amounts included in change in fair value of derivative instruments:
Net losses for derivatives not designated as hedging instruments	$—	$(5,538)	$(9,017)
Losses reclassified from other comprehensive loss into operations (effective portion) in change in fair value of derivative instruments	—	(176)	(146)
Losses reclassified from other comprehensive loss into operations as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur	—	(789)	—

Total derivative (losses) gains included in statements of operations	$—	$(6,503)	$(9,163)

        The difference between amounts received and paid under the Company's interest rate swap agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense of approximately $0.3 million, $4.9 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

9. 401(k) Plan

        All employees of the Company who meet certain age and length of service requirements are eligible to participate in Station's defined contribution 401(k) plan (the "Plan"). Plan participants can elect to defer before tax compensation through payroll deductions. These deferrals are regulated under Section 401(k) of the Internal Revenue Code. During 2010 and 2009, the Plan allowed employer contributions of up to 50% of the first 4% of each participating employee's compensation, however the Company suspended employer contributions effective January 1, 2009 and therefore made no employer contributions during 2010 and 2009. The Company's matching contribution was approximately $55,000 for the year ended December 31, 2008.

10. Commitments and Contingencies

  Legal Matters

        The Company is a litigant in legal matters arising in the normal course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

ALIANTE GAMING, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

11. Leases

        The Company, as lessor, leases the majority of its restaurants and some of its entertainment outlets under leases with terms ranging from 5 to 10 years. The leases provide for annual guaranteed minimum rent and/or percentage rent that ranges from 0% to 12% of gross revenues. The majority of Company's leases provide only for percentage rent and as a result, future minimum lease payments are insignificant. Revenue generated from these leases totaled approximately $1.6 million, $1.7 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, which is reflected in other revenues on the Company's statements of operations. The Company recognizes percentage rent when earned. During the years ended December 31, 2010 and 2009, the Company terminated certain leases and as a result, incurred lease termination expense of $0.1 million and $0.6 million, respectively, for those years.

12. Subsequent Events

        Subsequent to December 31, 2010, the Company elected not to make an additional $7.3 million of interest payments on its Facility.

        Management has evaluated all activity of the Company through March 30, 2011, the date the financial statements were available to be issued, and concluded that no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

  3.
  Exhibits

Exhibit Number	Description
2.1	First Amended Joint Chapter 11 Plan of Reorganization for the Company and its Affiliated Debtors dated July 28, 2010. (Incorporated herein by reference to the Company's Form 8-K dated August 27, 2010)
3.1	Second Amended and Restated Articles of Incorporation of the Company. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
3.2	Amended and Restated Bylaws of the Company. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
4.1	Form of 6% Senior Notes of the Company (March 2004 Issue). (Included in Exhibit 4.2 which is incorporated herein by reference to Registration Statement No. 333-113986)
4.2	Indenture dated as of March 17, 2004 between the Company and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to Registration Statement No. 333-113986)
4.3
Form of 6 1/2% Subordinated Notes of the Company (January 2004 Issue). (Included in Exhibit 4.4 which is incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003)
4.4
Indenture dated as of January 29, 2004 between the Company and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003)
4.5
Form of 6 7/8% Subordinated Notes of the Company (February 2004 Issue). (Included in Exhibit 4.6 which is incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003)
4.6
Indenture dated as of February 27, 2004 between the Company and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003)
4.7
Form of 6 5/8% Subordinated Notes of the Company (March 2006 Issue). (Included in Exhibit 4.8 which is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006)
4.8
Indenture dated as of March 13, 2006 between the Company and Law Debenture Trust Company of New York as Trustee. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006)
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

Exhibit Number	Description
10.27	Amended and Restated Purchase and Sale Agreement dated as of October 31, 2007 among FCP NewCo, LLC, Boulder Station, Inc., Charleston Station, LLC, Palace Station Hotel & Casino, Inc., Sunset Station, Inc. and the other parties thereto. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.28	Master Lease Agreement dated as of November 7, 2007 between FCP PropCo, LLC and the Company. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.29
First Amendment to Master Lease Agreement dated as of March 19, 2008, by and between FCP PropCo, LLC and the Company amending the Master Lease Agreement dated as of November 7, 2007 by and between FCP PropCo, LLC and the Company. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008)
10.30	Sublease (Boulder Station) dated as of November 7, 2007, by and between the Company and Boulder Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.31
First Amendment to Sublease Agreement (Boulder Station) dated as of March 19, 2008, by and between the Company and Boulder Station, Inc. amending the Sublease (Boulder Station) dated as of November 7, 2007 by and between the Company and Boulder Station, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008)
10.32	Sublease (Red Rock) dated as of March 19, 2008, by and between the Company and Charleston Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.33
First Amendment to Sublease Agreement (Red Rock) dated as March 19, 2008, by and between the Company and Charleston Station, Inc. amending the Sublease (Red Rock) dated as of November 7, 2007, by and between the Company and Charleston Station, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008)
10.34	Sublease (Sunset Station) dated as of November 7, 2007 between the Company and Sunset Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.35
First Amendment to Sublease Agreement (Sunset Station) dated as of March 19, 2008, by and between the Company and Sunset Station, Inc. amending the Sublease (Sunset Station) dated as of November 7, 2007 between the Company and Sunset Station, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008)
10.36	Sublease (Palace Station) dated as of November 7, 2007 between the Company and Palace Station Hotel & Casino, Inc. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.37
First Amendment to Sublease Agreement (Palace Station) dated as of March 19, 2008, by and between the Company and Palace Station Hotel & Casino, Inc. amending the Sublease (Palace Station) dated as of November 7, 2007 between the Company and Palace Station Hotel & Casino, Inc. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2008)

Exhibit Number	Description
10.38	Ground Lease dated as of June 1, 1993 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993)
10.39
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
10.41	First Amendment to Ground Lease and Sublease dated as of June 30, 1995 between KB Enterprises and Boulder Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.42
Lease Amendment No. 1, dated December 23, 1996 between Boulder Station, Inc. and KB Enterprises. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005)
10.43
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
10.45	Ground Lease dated as of June 1, 1995 between Registrant and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.46	First Amendment to Ground Lease dated as of June 30, 1995 between the Company and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.47
Lease Amendment No. 1 dated as of December 23, 1996 between the Company and Texas Gambling Hall & Hotel, Inc. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2005)
10.48
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
10.50
Assignment, Assumption and Consent Agreement (Ground Lease) dated as of July 6, 1995 between the Company and Texas Station, Inc. (Incorporated herein by reference to the Company's Form 8-K dated July 5, 1995)
10.51	Executive Employment Agreement between Frank J. Fertitta III and the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)

Exhibit Number	Description
10.52	Executive Employment Agreement between Thomas M. Friel and the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.53	Executive Employment Agreement between Scott M Nielson and the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.54	Executive Employment Agreement between Richard J. Haskins and the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.55	Executive Employment Agreement between Kevin L. Kelley and the Company dated as of December 14, 2007. (Incorporated herein by reference to the Company's Form 8-K dated December 13, 2007)
10.56
Equityholders Agreement of the Company, Fertitta Colony Partners LLC and Fertitta Partners LLC dated as of November 7, 2007 (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.57
Amendment to Equityholders Agreement of the Company, Fertitta Colony Partners LLC and Fertitta Partners LLC dated as of February 27, 2008. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2007)
10.58
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
10.59
Supplemental Executive Retirement Plan of the Company dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.60	First Amendment to the Supplemental Executive Retirement Plan of the Company dated as of February 4, 2005. (Incorporated herein by reference to the Company's Form 8-K dated February 7, 2005)
10.61	Second Amendment to Supplemental Executive Retirement Program of the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.62
Supplemental Management Retirement Plan of the Company dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.63	First Amendment to Supplemental Management Retirement Program of the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.64	Long-Term Stay-On Performance Incentive Payment Agreement between the Company and Thomas M. Friel dated June 1, 2004. (Incorporated herein by reference to the Company's Form 8-K dated March 30, 2007)
10.65
Long-Term Stay-On Performance Incentive Payment Agreement between the Company and Richard J. Haskins dated as of April 1, 2002. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004)

Exhibit Number	Description
10.66	Amended and Restated Deferred Compensation Plan for Executives of the Company dated as of September 12, 2001. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
10.67
First Amendment to the Amended and Restated Deferred Compensation Plan for Executives of the Company dated as of December 4, 2002. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)
10.68	Second Amendment to Deferred Compensation Plan for Executives of the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.69
Amended and Restated Deferred Compensation Plan of the Company dated as of January 1, 2001. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2007)
10.70
First Amendment to Amended and Restated Deferred Compensation Plan of the Company dated as of August 13, 2007. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2007)
10.71	Second Amendment to Amended and Restated Deferred Compensation Plan of the Company dated as of November 7, 2007. (Incorporated herein by reference to the Company's Form 8-K dated November 7, 2007)
10.72	Special Long-Term Disability Plan of the Company dated as of November 30, 1994. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1994)
10.73	Form of Indemnification Agreement for Directors and Executive Officers. (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
10.74	Form of Indemnification Agreement between the Company and Frank Fertitta, Jr. (Incorporated herein by reference to the Company's Registration Statement No. 33-59302)
10.75
Operating Agreement dated as of March 10, 2000 among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1999)
10.76
First Amendment to Operating Agreement dated as of September 17, 2001 among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Company. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
10.77
Second Amendment to Operating Agreement dated as of December 19, 2003 among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2003)
10.78
Third Amendment to Operating Agreement dated as of December 17, 2004 among Green Valley Ranch Gaming, LLC, GCR Gaming, LLC and GV Ranch Station, Inc., a wholly owned subsidiary of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2004)

Exhibit Number	Description
10.79	Second Amended and Restated Management Agreement dated as of November 1, 2002 between the Company and the United Auburn Indian Community. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 2002)
10.80
Operating Agreement of Aliante Holding, LLC dated as of December 16, 2005 among Aliante Holding, LLC, G.C. Aliante, LLC and Aliante Station, LLC, a wholly-owned subsidiary of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K, as amended, for the period ended December 31, 2006)
10.81
Amended and Restated Operating Agreement of Aliante Gaming, LLC dated as of January 6, 2006 among Aliante Gaming, LLC, a wholly-owned subsidiary of the Company, Aliante Holding, LLC and Aliante Station, LLC. (Incorporated herein by reference to the Company's Annual Report on Form 10-K, as amended, for the period ended December 31, 2006)
10.82
Asset Purchase Agreement dated as of June 7, 2010 among the Company, the subsidiaries of the Company listed therein and FG Opco Acquisitions, LLC. (Incorporated herein by reference to the Company's Form 8-K dated August 6, 2010)
10.83
Stipulation and Order dated as of July 28, 2010 by and between the Company and the Official Committee of Unsecured Creditors of the Company. (Incorporated herein by reference to the Company's Form 8-K dated July 28, 2010)
10.84
First Amendment to Asset Purchase Agreement dated as of August 26, 2010 among the Company, the subsidiaries of the Company listed therein and FG Opco Acquisitions, LLC. (Incorporated herein by reference to the Company's Form 8-K dated August 6, 2010)
10.85	Second Amendment to Asset Purchase Agreement dated as of March 29, 2011 among the Company, the subsidiaries of the Company listed therein and FG Opco Acquisitions, LLC.
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    None

(c)    None

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATION CASINOS, INC.
Dated: March 31, 2011	By:	/s/ FRANK J. FERTITTA III Frank J. Fertitta III Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III Frank J. Fertitta III	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2011
/s/ LORENZO J. FERTITTA Lorenzo J. Fertitta	Vice Chairman and Director	March 31, 2011
/s/ THOMAS M. FRIEL Thomas M. Friel	Executive Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2011
/s/ THOMAS J. BARRACK, JR. Thomas J. Barrack, Jr.	Director	March 31, 2011
/s/ JAMES E. NAVE James E. Nave	Director	March 31, 2011
/s/ JONATHAN H. GRUNZWEIG Jonathan H. Grunzweig	Director	March 31, 2011