Form 10-K/A
period 2010-12-31
STATION CASINOS INC
filed 2011-05-02
CIK 898660

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
(Do not check if a smaller reporting company)

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

Documents Incorporated by Reference
None.

 EXPLANATORY NOTE

        The registrant filed with the Securities and Exchange Commission (the "SEC") an Annual Report on Form 10-K for the year ended December 31, 2010 ("Form 10-K") on March 31, 2011, pursuant to which it incorporated by reference the information required by Part III thereof as an amendment to such Form 10-K to be subsequently filed with the SEC. Accordingly, Part III, Items 10 through 14, on the Form 10-K are hereby amended along with the cover page. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive office and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1 on Form 10-K/A under Item 15 hereof.

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

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

        The Company's Amended and Restated Bylaws require that the number of directors on the Board of Directors be not less than one nor more than ten. Currently, the Board of Directors has fixed the number of directors at five. All directors hold their positions until their terms expire and until their respective successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors. The following table sets forth the directors and executive officers of the Company as of March 31, 2011 and provides their respective ages and positions with the Company.

Name	Age	Position
Frank J. Fertitta III (*)	49	Chairman of the Board, Chief Executive Officer and President
Thomas M. Friel	47	Executive Vice President, Chief Accounting Officer and Treasurer
Richard J. Haskins	47	Executive Vice President, General Counsel and Secretary
Kevin L. Kelley (**)	53	Executive Vice President and Chief Operating Officer
Scott M Nielson	53	Executive Vice President and Chief Development Officer
Lorenzo J. Fertitta (*)	42	Vice Chairman of the Board
Thomas J. Barrack, Jr.	63	Director
Jonathan H. Grunzweig	47	Director
James E. Nave, D.V.M.	66	Director

(*)
Frank J. Fertitta III and Lorenzo J. Fertitta are brothers.

(**)
Kevin L. Kelley is Frank J. Fertitta III's brother-in-law.

        Set forth below is a description of the backgrounds, including business experience, for each of our directors and executive officers as of December 31, 2010.

        Frank J. Fertitta III.    Mr. Fertitta has served as Chairman of the Board of the Company since February 1993, Chief Executive Officer since July 1992 and President since July 2008. Mr. Fertitta also served as President of the Company from 1989 until July 2000. He has held senior management positions since 1985, when he was named General Manager of Palace Station. He was elected a director of the Company in 1986, at which time he was also appointed Executive Vice President and Chief Operating Officer. Mr. Fertitta is a co-owner of Zuffa, LLC which is the parent company of the Ultimate Fighting Championship. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for a description of the Company's pending bankruptcy proceedings. The Company believes that Mr. Fertitta's experience and business expertise in the gaming industry, as well as his position as a principal stockholder of the Company, give him the qualifications and skills to serve as a Director.

        Thomas M. Friel.    Mr. Friel was appointed Executive Vice President, Chief Accounting Officer and Treasurer of the Company in March 2007. He served as Vice President of Finance and Corporate Controller from July 1999 to March 2007. Mr. Friel is a Certified Public Accountant. He is a member of the Board of Directors of Big Brothers and Big Sisters of Southern Nevada. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for a description of the Company's pending bankruptcy proceedings.

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

November 1995 to October 1998. From 1990 to October 1995, Mr. Haskins was in private legal practice, most recently as a partner in the Kansas City, Missouri law firm of Rose Brouillette & Shapiro P.C. Mr. Haskins is a member of the American Bar Association, Kansas Bar Association, Missouri Bar Association and Nevada Bar Association. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for a description of the Company's pending bankruptcy proceedings.

        Kevin L. Kelley.    Mr. Kelley became Executive Vice President and Chief Operating Officer of the Company on January 7, 2008. He was previously employed as Senior Vice President for Las Vegas Sands Corp. From January 2003 to May 2006, he served as President and Chief Operating Officer of Hard Rock Hotel, Inc. Prior to joining Hard Rock Hotel, Inc., Mr. Kelley served the Company in various capacities from August 1993 to January 2003, most recently as President of Westside Operations, where he oversaw all operations of the Company's five west side properties. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for a description of the Company's pending bankruptcy proceedings.

        Scott M Nielson.    Mr. Nielson was appointed Chief Development Officer of the Company in July 2004 and has been an Executive Vice President of the Company since June 1994. He served as Chief Legal Officer from March 2002 to July 2004 and General Counsel from 1991 to March 2002. In 1992, he was appointed Secretary of the Company and served in that position until July 2004. From 1991 through June 1994, he served as Vice President of the Company. From 1986 to 1991, Mr. Nielson was in private legal practice as a partner in the Las Vegas firm of Schreck, Jones, Bernhard, Woloson & Godfrey (now Brownstein Hyatt Farber Schreck, LLP), where he specialized in gaming law and land use planning and zoning. Mr. Nielson is a member of the American Bar Association, the Nevada Bar Association and the International Association of Gaming Attorneys. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for a description of the Company's pending bankruptcy proceedings.

        Lorenzo J. Fertitta.    Mr. Fertitta was appointed Vice Chairman of the Board of the Company in December 2003 and has served as a director since 1991. Mr. Fertitta also served as President of the Company from July 2000 until June 30, 2008. Mr. Fertitta is a co-owner of Zuffa, LLC which is the parent company of the Ultimate Fighting Championship and has served as its chairman and chief executive officer since June 2008. From 1991 to 1993, he served as Vice President of the Company. Mr. Fertitta served as President and Chief Executive Officer of Fertitta Enterprises, Inc. from June 1993 to July 2000, where he was responsible for managing an investment portfolio consisting of marketable securities and real property. Mr. Fertitta served as a member of the Board of Directors of the Nevada Resort Association from 2001 to 2008. Mr. Fertitta served as a director of the American Gaming Association from December 2005 to May 2008 and as a commissioner on the Nevada State Athletic Commission from November 1996 until July 2000. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for a description of the Company's pending bankruptcy proceedings. The Company believes that Mr. Fertitta's experience and business expertise in the gaming industry, as well as his position as a principal stockholder of the Company, give him the qualifications and skills to serve as a Director.

        Thomas J. Barrack, Jr.    Mr. Barrack was appointed to the Board of Directors in connection with the going private transaction consummated on November 7, 2007 (the "Merger") sponsored by Frank J. Fertitta III, Lorenzo J. Fertitta and affiliates of Colony Capital, LLC ("Colony Capital"). Mr. Barrack is the Founder, Chairman and Chief Executive Officer of Colony Capital. Colony Capital is the sole managing member of Colony Capital Acquisitions, LLC. During the past five years, Mr. Barrack has, in such positions, provided overall strategic and investment direction and leadership to Colony Capital and its affiliates. Mr. Barrack is the executive chairman of Colony Financial, Inc. and served as Chairman and Chief Executive Officer of each of Colony Capital and Colony Advisors, LLC ("Colony Advisors") since their organization in August 1992 and September 1991, respectively. Colony Capital and Colony Advisors are international real estate investment and management firms. Mr. Barrack was a director of First Republic Bank from May 2001 to September 2007 and was reappointed to the Board in June 2010. Mr. Barrack is also a Director of Kerzner International Limited, a private developer of resort and gaming properties worldwide. Mr. Barrack also serves as a Director of RIH Resorts, LLC., which owns and operates casino hotels in Atlantic City, New Jersey, and Tunica, Mississippi. In addition, Mr. Barrack is currently a director of Colony Financial, Inc. and Accor S.A. Within the last five years, Mr. Barrack previously served as a director of Continental Airlines, Inc., MegaWorld Corporation and Challenger Financial Services Group Limited. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for a description of the Company's pending bankruptcy proceedings. The Company believes that Mr. Barrack's extensive business experience and expertise in the gaming industry give him the qualifications and skills to serve as a Director.

        Jonathan H. Grunzweig.    Mr. Grunzweig was appointed to the Board of Directors on December 19, 2007. He is currently a member of the Audit Committee. Mr. Grunzweig is a Principal and the Chief Investment Officer of Colony Capital. Prior to joining Colony Capital in 1999, Mr. Grunzweig was a Partner with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, where he specialized in corporate finance and mergers and acquisitions. Mr. Grunzweig also served as General Counsel for Colony Capital's global investment program for a period of time prior to a two-year relocation to London for Colony Capital. Mr. Grunzweig is a director of Challenger Limited and Challenger Life No. 2 Limited. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for a description of the Company's pending bankruptcy proceedings. The Company believes that Mr. Grunzweig's experience and expertise in corporate finance and legal matters give him the qualifications and skills to serve as a Director.

        James E. Nave, D.V.M.    Dr. Nave served as a director of the Company from March 2001 until November 7, 2007 at which time he voluntarily resigned from the Board of Directors upon the consummation of the Merger. During that period, he was the Chairman of the Audit Committee and served on the Governance and Compensation Committee. Dr. Nave was reappointed to the Board of Directors on December 19, 2007 and is currently the Chairman of the Audit Committee. Dr. Nave has been an owner of the Tropicana Animal Hospital since 1974 and has been the owner and manager of multiple veterinary hospitals since 1976. Dr. Nave has also served on the Board of Directors of Bank of Nevada (formerly Bank West of Nevada) since 1994. Dr. Nave has served on the Board of Directors of Western Alliance Bancorporation since 2003, where he also serves as a member of the Audit and Compensation Committees. Dr. Nave is the Director of International Affairs for the American Veterinary Medical Association (the "AVMA"). Previously Dr. Nave served as the Globalization Liaison Agent for Education and Licensing of the AVMA, and he was also the Chairperson of the AVMA's National Commission for Veterinary Economics Issues from 2001 through July 2007. In addition, Dr. Nave is a member and past President of the Nevada Veterinary Medical Association, the Western Veterinary Conference and the American Veterinary Medical Association. He is also a member of the Clark County Veterinary Medical Association, the National Academy of Practitioners, the American Animal Hospital Association and previously served on the Executive Board of the World Veterinary Association. Dr. Nave was a member of the University of Missouri College of Veterinary Medicine Development Committee from 1984 to 1992. He was also a member of the Nevada State Athletic Commission from 1988 to 1999 and served as its chairman from 1989 to 1992 and from 1994 to 1996. See "Legal Proceedings" in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for a description of the Company's pending bankruptcy proceedings. The Company believes that Dr. Nave's financial and business expertise, including his diversified background of managing and directing a variety of public and private organizations, give him the qualifications and skills to serve as a Director.

 SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's executive officers and directors who own more than 10% of the Company's common stock to file reports of ownerships on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and 10% stockholders are required by the SEC to furnish the Company with copies of all Forms 3, 4 and 5 they file. No such reports were required to be filed during 2010.

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

AUDIT COMMITTEE FINANCIAL EXPERT

        The Board of Directors has a separately designated standing Audit Committee, which is composed of Dr. James E. Nave, D.V.M. and Jonathan H. Grunzweig. In light of the absence of a public trading market for our common stock, our Board has not designated any member of the Audit Committee as an "audit committee financial expert" nor has it designated any member of the Board as a "lead independent director." We believe that Dr. Nave would be considered an independent director (as independence is defined in Section 303A.02 of the listing standards of the New York Stock Exchange (the "NYSE"), the national securities exchange upon which our common stock was listed prior to the Merger). However, we believe that Mr. Grunzweig would not be considered an independent director under such standards because of his relationship with Colony Capital, LLC and certain of its affiliates which hold significant interests in Fertitta Colony Partners, LLC ("FCP") and FCP VoteCo, LLC ("FCP VoteCo"), which own 74.1% of our outstanding shares of non-voting common stock and 100% of our outstanding shares of voting common stock, respectively.

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

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

        This section provides an overview and analysis of our compensation program and policies and the material compensation decisions we have made under those programs and policies. This section also discusses the material elements of the compensation of each of the executive officers as of December 31, 2010 identified below, whom we refer to as our "Named Executive Officers":

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

        There is some variation in the overall mix of compensation paid directly to each Named Executive Officer. In order to determine the proper allocation and value, we use benchmarks to provide guidance. In order to establish the benchmarks, each year we identify a group of casino and gaming companies (the "Peer Companies") that we believe are the Company's competition for executive level employees. For the year ended December 31, 2010, the Peer Companies consisted of Harrah's Entertainment Inc., MGM Mirage, Boyd Gaming Corp., Las Vegas Sands Corp., Penn National Gaming Inc., Trump Entertainment Resorts, Inc. and Wynn Resorts Ltd.

        In light of the Company's ongoing restructuring efforts, the base salaries and target bonuses for the Named Executive Officers for 2010 remained unchanged from 2009.

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

  Role of Outside Consultants in Establishing Compensation

        From time to time, the Company engages the services of independent legal counsel, consultants and subject matter experts in order to analyze, review and recommend actions with regard to director compensation, executive officer compensation or general compensation and plan provisions, and appropriate funding is provided by the Company for any such services. We retain a nationally recognized human resources consulting firm, Towers Watson, to assist with the design, implementation and communication of our compensation program. We will continue to engage external consultants for the purposes of determining the Chief Executive Officer's and other senior executive officers' compensation. Certain compensation consultants also provide other services to the Company, and during 2010 none of these consultants nor their affiliates were paid total fees in excess of $120,000.

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

        Effective November 7, 2007, the base salaries under their respective employment agreements were $2,500,000 for Frank J. Fertitta III, $500,000 for Mr. Friel, $660,000 for Mr. Haskins and $960,000 for Mr. Nielson. Effective January 1, 2008, the Named Executive Officers voluntarily reduced their annual base salary by 10%. As a result, the current base salaries for the Named Executive Officers are as follows: $2,250,000 for Frank J. Fertitta III, $450,000 for Mr. Friel, $594,000 for Mr. Haskins and $864,000 for Mr. Nielson. Mr. Kelley was appointed Executive Vice President and Chief Operating Officer effective January 7, 2008 with a base salary of $1,000,000. In accordance with Frank J. Fertitta III's employment agreement he was entitled to receive increases in his base salary to $2,750,000 effective November 7, 2008, $3,000,000 effective November 7, 2009, and $3,250,000 effective November 7, 2010, all of which he postponed.

  Senior Executive Annual Bonus Plan

        The Senior Executive Annual Bonus Plan was approved by the Company's stockholders in 2004 to provide participating executive officers incentive compensation, through additional cash or equity, for their significant contributions toward improved profitability and growth of the Company as determined by the achievement of pre-established performance goals. The Senior Executive Annual Bonus Plan was designed to ensure that annual incentive awards paid to participating executive officers would be fully taxable as performance based compensation, as defined by the regulations under Section 162(m) of the Internal Revenue Code of 1986, as amended. Each year, the Board of Directors approves which executive officers will participate in the Senior Executive Annual Bonus Plan prior to, or at the time of, the establishment of the Company's performance goals for the year. In 2010, each of the Named Executive Officers was a participant in the Senior Executive Annual Bonus Plan.

        The purpose of the Senior Executive Annual Bonus Plan is to focus each executive on the attainment of financial objectives that we believe are primary determinants of the Company's performance over time. Each year specific goals based on objectives contained in the Senior Executive Annual Bonus Plan are approved by the Board of Directors. The actual award may vary from zero to 233% of each Named Executive Officer's base salary; provided, however, that Frank J. Fertitta III is eligible to receive a minimum annual bonus pursuant to the terms of his employment agreement.

        For the year ended December 31, 2010, the Board of Directors awarded no bonuses to the Chief Executive Officer and other Named Executive Officers.

  Equity-Based Compensation

        Long-term incentive compensation is provided to senior management in the form of non-voting limited liability company membership interests in FCP and Fertitta Partners pursuant to the Second Amended and Restated Operating Agreement of FCP and the Amended and Restated Operating Agreement of Fertitta Partners, respectively (collectively the "Operating Agreements"). The Operating Agreements allow certain officers and members of management of the Company to participate in the long-term growth and financial success of the Company through indirect ownership of Class B Units and direct ownership of Class C Units in FCP and Fertitta Partners. The purpose is to promote the Company's long-term growth and profitability by aligning the interests of the Company's management with the interests of the owners of the Company and by encouraging retention. Upon the consummation of the Merger, each Named Executive Officer (with the exception of Mr. Kelley) or, in certain cases, a family trust that benefits only the Named Executive Officer and specified family members, was awarded indirect interests in Class B Units of each of FCP and Fertitta Partners. In addition, each Named Executive Officer (with the exception of Messrs. Frank J. Fertitta III and Kevin L. Kelley) or, in certain cases, a family trust that benefits only the Named Executive Officer and specified family members, was awarded Class C Units in each of FCP and Fertitta Partners upon consummation of the Merger.

        During the year ended December 31, 2008, indirect interests in Class B Units of each of FCP and Fertitta Partners that were previously issued upon consummation of the Merger were transferred to certain officers and management of the Company. During the year ended December 31, 2008, additional Class C Units in each of FCP and Fertitta Partners were issued to certain management of the Company. Pursuant to Mr. Kelley's employment agreement, he was awarded indirect interests in Class B Units of each FCP and Fertitta Partners and Class C Units in each of FCP and Fertitta Partners. During the years ended December 31, 2010 and 2009, respectively, none of the Named Executive Officers were awarded additional direct or indirect interests in Class B Units or Class C Units of either FCP or Fertitta Partners.

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

        As a result of the Company's bankruptcy proceedings, all Class B Units and Class C Units in FCP and Fertitta Partners are expected to be cancelled during 2011.

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

        All payments to Named Executive Officers under Long-Term Stay-On Performance Incentive Agreements were suspended effective July 28, 2009 as a result of the Chapter 11 Case.

  Perquisites and Other Personal Benefits

        We provide each of our Named Executive Officers with perquisites and other personal benefits such as club memberships, tax planning advice, retirement benefits and life and disability insurance. In addition, Frank J. Fertitta III receives personal security services. In 2008 and 2009, Mr. Kelley was also entitled, under his employment agreement, to receive reimbursement for all reasonable out-of-pocket expenses incurred by him in relocating to Las Vegas, Nevada. When determining which perquisites and other personal benefits to provide to our Named Executive Officers, we take into account the levels of salary and other compensation given to the Chief Executive Officer and other Named Executive Officers and the value of such benefits given to such officers in past years. We do not view perquisites as a significant element of our comprehensive compensation structure; however, we believe that they can serve, along with other forms of compensation, to attract and retain talented individuals.

        We offer a number of health and welfare and retirement programs to all eligible employees. All of our Named Executive Officers are eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. The Named Executive Officers also receive group health insurance coverage through the Company's Exec-U-Care Medical Plan, and under the Company's group life insurance program, they are eligible for supplemental life insurance in the following amounts: not less than $70 million aggregate coverage for Frank J. Fertitta III, $4 million for Mr. Friel, $4 million for Mr. Haskins, $4 million for Mr. Kelley and $7.5 million for Mr. Nielson.

        In addition to the standard group long-term disability benefit, each Named Executive Officer that is employed by the Company is eligible to participate in the Special Long-Term Disability Plan, which is a Company-paid individual long-term disability insurance policy paying an additional monthly benefit equal to a combined monthly benefit amount of 66% of the average of base salary plus bonus for the two plan years immediately preceding (but not including) the plan year in which the participant's employment is terminated due to disability divided by twelve; provided, however, that the monthly benefit will be reduced by any benefit the participant receives from all other disability plans sponsored by the Company, if any. Benefits begin on the first day of the second month succeeding the month in which the participant's termination of employment due to disability occurs. The Board of Directors chooses those individuals that are eligible to participate in the plan from key executives nominated by the Chief Executive Officer. As of December 31, 2010, Messrs. Nielson, Kelley and Friel were participants in the plan. The Board of Directors may, in its sole discretion, terminate the participation of any participant prior to the disability of such participant.

        During 2010, Frank J. Fertitta III was eligible to participate in the Supplemental Executive Retirement Plan (the "SERP"), while the other Named Executive Officers were eligible to participate in the Supplemental Management Retirement Plan (the "SMRP"). Each Named Executive Officer was also eligible to participate in the Deferred Compensation Plan For Management (the "DCPM"), which is described in more detail under the Discussion of Pension Benefits Table.

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

        Sections 280G and 4999 of the Code limit our ability to take a tax deduction for certain "excess parachute payments" (as defined in Sections 280G and 4999) and impose excise taxes on each executive that receives "excess parachute payments" in connection with his or her severance from the Company in connection with a change of control. We consider the adverse tax liabilities imposed by Sections 280G and 4999, as well as other competitive factors, when we structure certain post-termination compensation payable to our Named Executive Officers. The potential adverse tax consequences to us and/or the Named Executive Officers, however, are not necessarily determinative factors in such decisions. Our agreements with our Named Executive Officers relating to their employment require us to make a gross-up payment to compensate them for any excise taxes that they incur as a result of these provisions.

Stock Ownership Guidelines

        Because our stock is owned by only FCP, Fertitta Partners and FCP VoteCo, we do not have a policy of stock ownership requirements for our Named Executive Officers or directors.

Employment Agreements

        The employment agreements for the Named Executive Officers contain provisions that we consider appropriate for executives at the respective level while providing the Company with the necessary protections. The employment agreements are described in more detail in the sections entitled "Summary Compensation Table—Discussion of Summary Compensation Table and Grants of Plan-Based Awards in 2010 Table" and "Potential Payments Upon Termination of Employment or Change of Control" below. In connection with the consummation of the Merger, we entered into new employment agreements with each of our Named Executive Officers (with the exception of the employment agreement of Mr. Kelley, which was entered into on December 14, 2007).

COMPENSATION COMMITTEE REPORT

        We do not have a separate compensation committee. We, as the Board of Directors, have reviewed and discussed the forgoing Compensation Discussion and Analysis with management. Based on this review and discussion with management, we have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2010.

Respectfully Submitted,

Frank J. Fertitta III
Lorenzo J. Fertitta
Thomas J. Barrack, Jr.
Jonathan H. Grunzweig
James E. Nave, D.V.M.

 SUMMARY COMPENSATION TABLE

        The following table sets forth information regarding compensation for our Named Executive Officers for services rendered to the Company in all capacities during the years ended December 31, 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($) (a)	Bonus ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($)
Frank J. Fertitta III	2010	2,250,000	—	—	—	—	—	277,723	2,527,723
Chairman of the Board	2009	2,250,000	—	—	—	—	—	312,263	2,562,263
and Chief Executive	2008	2,250,000	—	—	—	—	—	1,128,231	3,378,231
Officer
Thomas M. Friel	2010	450,000		—	—	—	—	30,366	480,366
Executive Vice President,	2009	450,000	—	—	—	—	63,939	18,990	532,929
Chief Accounting Officer	2008	450,000	—	64,232	—	125,000	25,108	35,250	699,590
and Treasurer
Richard J. Haskins	2010	594,000	—	—	—	—	—	29,952	623,952
Executive Vice President,	2009	594,000	—	—	—	125,000	71,209	22,092	812,301
General Counsel and	2008	594,000	—	1,812,223	—	—	—	36,855	2,443,078
Treasurer
Kevin L. Kelley	2010	1,000,000	—	—	—	—	—	36,393	1,036,393
Executive Vice President	2009	1,000,000	—	—	—	—	281,152	61,436	1,342,588
and Chief Operating	2008	1,000,000	500,000	11,881,572	—	—	250,180	158,967	13,790,719
Officer
Scott M Nielson	2010	864,000	—	—	—	—	—	52,230	916,230
Executive Vice President	2009	864,000	—	—	—	—	134,975	65,424	1,064,399
and Chief Development	2008	864,000	—	1,812,223	—	—	—	111,470	2,787,693
Officer

(a)
Amounts shown are the salary amounts earned without consideration as to the year of payment.

(b)
2008 amount represents a one-time supplemental bonus.

(c)
The amounts reported for Stock Awards for each Named Executive Officer represent the aggregate grant date fair values for equity awards granted during the year ended December 31, 2008. No Stock Awards were granted during the years ended December 31, 2010 and 2009. The grant date fair values of equity awards were measured in accordance with the accounting guidance for share-based payments. The assumptions used by the Company in determining the fair value of equity awards are discussed in footnote 16 of our consolidated financial statements in this Annual Report on Form 10-K.

(d)
No Option Awards were granted during the years ended December 31, 2010, 2009 or 2008.

(e)
Non-Equity Incentive Plan Compensation amounts for 2009 and 2008 represent payments under the respective Named Executive Officer's Long-Term Stay-On Performance Incentive Agreement. There were no amounts earned under the Senior Executive Annual Bonus Plan in 2010, 2009 or 2008.

(f)
Amounts reflect increases in actuarial values of benefits accrued under defined benefit plans, which are calculated by determining the difference between the aggregate value of benefits accrued under all defined benefit plans as of December 31, 2010 and December 31, 2009 for 2010, December 31, 2009 and December 31, 2008 for 2009, and December 31, 2008 and December 31, 2007 for 2008, the relevant measurement dates used for the related SERP and SMRP. The amounts set forth in this column relate only to the above mentioned benefit accruals as there are no above-market or preferential earnings on deferred compensation accounts. The amounts shown do not reflect decreases in the actuarial present value of the accumulated benefits under the defined benefit plans for Mr. Fertitta of $(3,339,421), $(542,835) and $(3,658,135) for 2010, 2009 and 2008, respectively, Mr. Friel of $(147,939) for 2010, Mr. Haskins of $(308,302) and $(49,926) for 2010 and 2008, respectively, Mr. Kelley of $(531,332) for 2010, and Mr. Nielson of $(1,589,269) and $(635,560) for 2010 and 2008, respectively. The 2010 decreases in the actuarial present value of the accumulated benefits under the defined benefit plans are based on the assumption that the SERP and SMRP will be terminated during 2011 in connection with the consummation of the plan of reorganization pursuant to the pending bankruptcy cases.

(g)
All Other Compensation consists of the following for 2010:

Benefits and Perquisites ($)	Frank J. Fertitta III	Thomas M. Friel	Richard J. Haskins	Kevin L. Kelley	Scott M Nielson
Executive security (i)	$44,850	$—	$—	$—	$—
Life insurance	216,890	3,965	2,700	6,860	6,993
Supplemental long-term disability	—	8,771	—	10,186	21,679
Executive medical	15,983	6,112	12,949	4,256	1,158
Tax services	—	1,000	3,500	—	17,900
Club membership & dues	—	10,518	10,803	9,391	—
Fitness training	—	—	—	5,700	4,500

Total	$277,723	$30,366	$29,952	$36,393	$52,230

(i)
During 2010, the Company provided personal security services for Frank J. Fertitta III and his family. The decision to provide such personal security services was prompted by the results of an analysis provided by an independent professional consulting firm specializing in executive safety and security. Based on these results, the Board of Directors approved personal security services to be paid by the Company for Frank J. Fertitta III and his family. Compensation reported for personal security services represents the aggregate incremental cost incurred by the Company for security personnel and security equipment-related costs.

GRANTS OF PLAN-BASED AWARDS IN 2010

        There were no grants of plan-based awards in 2010 to any Named Executive Officers.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards in 2010 Table

  Employment Agreements

        As described in the "Compensation Discussion and Analysis" section above, the annual base salary for each Named Executive Officer is set forth in his employment agreement with the Company, and is reviewed on an annual basis and is subject to adjustment (for increase but not for decrease) based on an evaluation of the executive's performance in conjunction with a review of compensation received by individuals holding similar positions at the Peer Companies. Actual base salary amounts, stock awards, cash bonus awards and other compensation for 2010 were determined by the Board of Directors, subject to certain limitations. The base salaries, stock awards, option awards, cash bonus awards and other compensation that were awarded to each Named Executive Officer in 2010, 2009 and 2008 are detailed in the above tables. For a more detailed discussion of how actual base salaries, cash bonus awards, stock awards, option awards and other compensation amounts are determined, as well as the performance-based conditions, vesting schedule, and dividends pertaining to such compensation, see "Compensation Discussion and Analysis—Elements of Compensation." A description of the material terms of the Named Executive Officers' employment agreements is set forth below.

        The Company entered into employment agreements with Frank J. Fertitta III, Thomas M. Friel, Richard J. Haskins and Scott M Nielson dated as of November 7, 2007 in connection with the consummation of the Merger and entered into an employment agreement dated as of December 14, 2007 with Kevin L. Kelley (collectively, the "Employment Agreements"). Pursuant to the terms of the Employment Agreements, Frank J. Fertitta III has agreed to serve as the Chief Executive Officer of the Company and Chairman of the Board, Mr. Friel has agreed to serve as the Executive Vice President, Chief Accounting Officer and Treasurer of the Company, Mr. Haskins has agreed to serve as Executive Vice President, General Counsel and Secretary of the Company, Mr. Kelley has agreed to serve as Executive Vice President and Chief Operating Officer of the Company and Mr. Nielson has agreed to serve as Executive Vice President and Chief Development Officer of the Company. All of the Employment Agreements terminate on November 6, 2012 other than Mr. Kelley's employment agreement, which terminates on January 6, 2013, but are subject to automatic 5-year extensions unless the Company or the Named Executive Officer who is party thereto gives notice at least six months prior to the end of the then-current term or unless the employment agreement is otherwise terminated pursuant to the terms of such agreement; provided, however, that in the case of Frank J. Fertitta III only, as long as such Named Executive Officer maintains, in the aggregate, agreed upon minimum levels of direct or indirect ownership of the outstanding Class A Units and Class B Units in FCP, the Company shall have no right to notify Frank J. Fertitta III that the term of his employment agreement may not be extended. The employment agreement of Frank J. Fertitta III provides that he shall devote reasonable time and attention to the business and affairs of the Company. The employment agreements of the remaining Named Executive Officers provide that each such Named Executive Officer shall devote his full time and attention to the business and affairs of the Company. The Employment Agreements do not prohibit the Named Executive Officers from engaging in charitable and community affairs or managing personal investments during the term of their employment.

        Each employment agreement provides for a base salary (to be reviewed annually for increase but not decrease), an annual cash bonus to be based on the Named Executive Officer's performance and to be determined by the Company's Board of Directors, participation in the Company's Deferred Compensation Plan, and the inclusion of the Named Executive Officer in all benefit plans and programs of the Company made available to the Company's executive officers or salaried employees generally. Frank J. Fertitta III shall also have the right to receive a minimum annual cash bonus of no less than 50% of 200% of his then current base salary, and a supplemental performance bonus to be paid if the Company and its subsidiaries exceed, by 10% or more, certain target financial performance benchmarks established by the Board of Directors of the Company. Frank J. Fertitta III's annual base salary for the first year of his employment with the Company was $2,500,000. The annual base salary for the first year of each other Named Executive Officer's employment with the Company as provided by their respective employment agreements is as follows: Mr. Friel shall receive $500,000, Mr. Haskins shall receive $660,000, Mr. Kelley shall receive $1,000,000 and Mr. Nielson shall receive $960,000. Effective January 1, 2008, the Named Executive Officers voluntarily reduced their annual base salary by 10%, and during the period January 1, 2008 through December 31, 2010, none of the Named Executive Officers annual base salaries were increased. As a result, the current base salaries for the Named Executive Officers are as follows: $2,250,000 for Frank J. Fertitta III, $450,000 for Mr. Friel, $594,000 for Mr. Haskins, and $864,000 for Mr. Nielson. In accordance with Frank J. Fertitta's employment agreement he was entitled to receive increases in his base salary to $2,750,000 effective November 7, 2008, $3,000,000 effective November 7, 2009, and $3,250,000 effective November 7, 2010, all of which he postponed.

        The employment agreement of Frank J. Fertitta III also provides that he shall not be entitled to receive any equity-based compensation without the approval of a majority of the Company's Board of Directors, including the members of the Board designated by affiliates of Colony Capital.

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

        During the year ended December 31, 2008, indirect interests in Class B Units, of each of FCP and Fertitta Partners, that were previously issued upon consummation of the Merger were transferred to certain officers and management of the Company. During the year ended December 31, 2008, additional Class C Units in each of FCP and Fertitta Partners were issued to certain management of the Company. Pursuant to Mr. Kelley's employment agreement, he was awarded indirect interests in Class B Units of each FCP and Fertitta Partners and Class C Units in each of FCP and Fertitta Partners during 2008.

        For a more detailed discussion of these equity awards, see "Compensation Discussion and Analysis—Elements of Compensation—Equity-Based Compensation."

 OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

        The following table sets forth information concerning all unvested equity-based awards for the Named Executive Officers as of December 31, 2010.

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (a)	Market Value of Shares or Units of Stock That Have Not Vested ($) (b)
Current Officers:
Frank J. Fertitta III	—	—
Thomas M. Friel (1)	68,642B	—
	48,930C	—
Richard J. Haskins (2)	107,867B	—
	48,930C	—
Kevin L. Kelley (3)	147,091B	—
	73,394C	—
Scott M Nielson (4)	107,867B	—
	48,930C	—

(a)
Represents Class B Units ("B") and Class C Units ("C") in FCP and Fertitta Partners.

(1)
Mr. Friel's unvested stock awards will vest as follows:

9,807 B Units will vest on August 1, 2011 and each anniversary thereafter until 29,419 units are fully vested; 19,611 B Units will vest on November 7, 2011 and each anniversary thereafter until 39,222 units are fully vested; 24,465 C Units will vest on November 7, 2011 and each anniversary thereafter until 48,930 units are fully vested.

(2)
Mr. Haskins's unvested stock awards will vest as follows:

9,807 B Units will vest on August 1, 2011 and each anniversary thereafter until 29,419 units are fully vested; 39,224 B Units will vest on November 7, 2011 and each anniversary thereafter until 78,448 units are fully vested; 24,465 C Units will vest on November 7, 2011 and each anniversary thereafter until 48,930 units are fully vested.

(3)
Mr. Kelley's unvested stock awards will vest as follows:

49,030 B Units will vest on January 7, 2011 and each anniversary thereafter until 147,091 units are fully vested; 24,465 C Units will vest on January 7, 2011 and each anniversary thereafter until 73,394 units are fully vested.

(4)
Mr. Nielson's unvested stock awards will vest as follows:

9,807 B Units will vest on August 1, 2011 and each anniversary thereafter until 29,419 units are fully vested; 39,224 B Units will vest on November 7, 2011 and each anniversary thereafter until 78,448 units are fully vested; 24,465 C Units will vest on November 7, 2011 and each anniversary thereafter until 48,930 units are fully vested.

All vesting is conditioned upon such named executive officer being an employee of the Company on the vesting date, except as discussed under "Compensation Discussion and Analysis—Elements of Compensation—Equity-Based Compensation."

(b)
The Class B Units and Class C Units represent equity interests in private limited liability companies that are Debtors in the Chapter 11 Case. The units are expected to be cancelled in connection with the bankruptcy proceedings, and as a result, the market value is estimated to equal zero. None of the Named Executive Officers has received any payments in connection with such units and neither the Company nor its subsidiaries are obligated, nor do they expect, to pay any amounts in respect of such units.

 OPTION EXERCISES AND STOCK VESTED DURING 2010

        The following table sets forth information concerning the vesting of the Class B Units and Class C Units in FCP and Fertitta Partners for the Named Executive Officers for the year ended December 31, 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (a)	Value Realized on Vesting ($) (b)
Frank J. Fertitta III	—	—	—	—
Thomas M. Friel	—	—	53,882	—
Richard J. Haskins	—	—	73,495	—
Kevin L. Kelley	—	—	73,495	—
Scott M Nielson	—	—	73,495	—

(a)
Represents the vesting of Class B Units and Class C Units in FCP and Fertitta Partners.

(b)
The market value of the Class B Units and Class C Units is estimated to equal zero as the units represent equity interests in private limited liability companies that are Debtors in the Chapter 11 Case, and the units are expected to be cancelled in connection with the bankruptcy proceedings. None of the Named Executive Officers has received any payments in connection with such units and neither the Company nor its subsidiaries are obligated, nor do they expect, to pay any amounts in respect of such units.

PENSION BENEFITS AT DECEMBER 31, 2010

        The following table provides information as of December 31, 2010 with respect to the Supplemental Executive Retirement Plan (the "SERP") and the Supplemental Management Retirement Plan (the "SMRP") for each of the Named Executive Officers.

Name	Plan Name (a)	Number of Years Credited Service (#) (b)	Present Value of Accumulated Benefit ($) (c)	Payments During Last Fiscal Year ($)
Current Officers:
Frank J. Fertitta III	SERP	16	—	—
Thomas M. Friel	SMRP	4	—	—
Richard J. Haskins	SMRP	6	—	—
Kevin L. Kelley	SMRP	3	—	—
Scott M Nielson	SMRP	16	—	—

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

(c)
As of December 31, 2010, the SERP and SMRP were expected to be terminated as a result of the Company's Chapter 11 Case and as a result, the present value of accumulated pension benefits at December 31, 2010 is zero.

Discussion of Pension Benefits Table

  Defined Benefit Plans

        The Company maintains two defined benefit plans for its Named Executive Officers: the SERP, in which Frank J. Fertitta III was a participant during 2010, and the SMRP, in which the other Named Executive Officers were participants during 2010.

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

        Table I below sets forth the total benefits payable to the Chief Executive Officer and President as the sole participant in the SERP (the "SERP Participant"). Amounts shown in Table I represent the annual benefits to which the SERP Participant is entitled under the SERP, and do not reflect the impact of the expected termination of the plan in connection with the consummation of the plan of reorganization pursuant to the pending bankruptcy cases.

TABLE I*

Remuneration ($)	At Least 65 Years Old and 10 or More Years of Service ($)
2,250,000	1,125,000
2,500,000	1,250,000
2,750,000	1,375,000
3,000,000	1,500,000
3,250,000	1,625,000
3,500,000	1,750,000

*
Assumes normal retirement, which at December 31, 2010 means retirement at age 65.

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

  Supplemental Management Retirement Plan

        Effective November 30, 1994, the Company adopted the SMRP, which is a defined benefit plan. On November 7, 2007, the Company amended the SMRP for the purpose of updating the "Change of Control" definition under the plan and confirming that the Merger would not constitute a "Change of Control" for purposes of the plan, while on April 17, 2008, the Company further amended the SMRP for the purpose of increasing the Early Retirement Date (as defined in the SMRP) for participants from age 55 to age 60 and increasing the Normal Retirement Date (as defined in the SMRP) for participants from age 60 to age 65. Table II below sets forth the total benefits payable to the Named Executive Officers (other than the Chief Executive Officer and President) selected by the Board of Directors to participate in the SMRP. Amounts shown in Table II represent the annual benefits to which the covered Named Executive Officers are entitled under the SMRP, and do not reflect the impact of the expected termination of the plan in connection with the consummation of the plan of reorganization pursuant to the pending bankruptcy cases.

 TABLE II*

Remuneration ($)	At Least 65 Years Old and 10 or More Years of Service ($)
450,000	180,000
600,000	240,000
750,000	300,000
900,000	360,000
1,050,000	420,000
1,200,000	480,000

*
Assumes normal retirement, which at December 31, 2010 means retirement at age 65.

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

  Assumptions Made in Calculating the Present Value of Accumulated Pension Benefits

        The present value of accumulated benefits as of December 31, 2010 was based on the assumption that the plans will be terminated during 2011 in connection with the consummation of the plan of reorganization pursuant to the pending bankruptcy cases.

 NONQUALIFIED DEFERRED COMPENSATION IN 2010

Name	Executive Contributions in Last FY ($) (a)	Company Contributions in Last FY ($) (b)	Aggregate Earnings (Loss) in Last FY ($) (c)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Scott M Nielson	—	—	8,458	—	55,404

(a)
No contributions to the deferred compensation plan were made by any Named Executive Officer during the year ended December 31, 2010.

(b)
Effective January 1, 2009, the Company elected to suspend its contributions to the deferred compensation plan.

(c)
Amount represents change in market value for investments. The amount included in this column is not included in the Summary Compensation Table.

Discussion of Nonqualified Deferred Compensation Table

        In addition to the defined benefit plans that it maintains for its executives, the Company also maintains the Deferred Compensation Plan For Management (the "DCPM") in which the Named Executive Officers were eligible to participate in 2010.

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

 POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE OF CONTROL

        The following tables set forth the estimated current value of benefits that could be paid to each of our Named Executive Officers upon the occurrence of various termination events. The tables reflect the amounts that would be payable under the various arrangements if the event in question occurred as of December 31, 2010. Actual amounts payable upon a triggering event could differ materially from the amounts reported in the following table.

Frank J. Fertitta III

Executive Benefits and Payments Upon Termination	Retirement ($) (a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($) (b)	Change in Control— Termination by Executive without Good Reason ($) (c)
Salary (d)	—	4,500,000	4,500,000	19,800,000	—	19,800,000	15,840,000
Bonus	—	—	—	—	2,700,000	—	—
Benefits and Perquisites
Post-employment Health Care (e)	—	—	24,300	24,300	—	24,300	24,300
Supplemental Executive Retirement Plan (f)	—	—	—	—			—
Life Insurance (g)	—	70,000,000	—	—	216,900	216,900	—

(a)
Frank J. Fertitta III was not eligible to receive any retirement benefits as of December 31, 2010.

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

(d)
In the event of death or disability, Frank J. Fertitta III or beneficiary would receive his current monthly salary for a period of 24 months. Amounts for death or disability represent Frank J. Fertitta III's monthly salary for the entire 24-month period. In the event of termination without Cause, Frank J. Fertitta III would receive a lump sum payment equal to four times 220% of his base salary at the time of termination of his employment. In the event of termination by Frank J. Fertitta III without Good Reason within one year following a Change a Control, he would receive a lump sum payment equal to 80% of four times 220% of his base salary at the time of termination of his employment.

(e)
Frank J. Fertitta III is entitled to continuation of benefits for a period of 60 months or a value-equivalent lump-sum payment. Amount is estimated based on 2010 costs and represents the estimated annual cost.

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

(g)
In the event of death, a payment of $70.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2010 premiums paid by the Company and represent the annual costs.

Thomas M. Friel

Executive Benefits and Payments Upon Termination	Retirement ($) (a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($) (b)	Change in Control— Termination by Executive without Good Reason ($) (c)
Salary (d)	—	—	—	2,160,000	—	2,160,000	2,160,000
Bonus	—	—	—	—	—	—	—
Class B Units and Class C Units:
Vesting Accelerated (e)	—	—	—	—	—	—	—
Benefits and Perquisites
Post-employment Health Care (f)	—	—	—	11,500	—	11,500	11,500
Supplemental Management Retirement Plan (g)	—	—	—	—	—	—	—
Long-Term Stay-On Performance Incentive Plan	—	—	—	—	—	250,000	—
Life Insurance (h)	—	4,000,000	—	—	—	4,000	4,000

(a)
Mr. Friel was not eligible to receive any retirement benefits as of December 31, 2010.

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

(f)
Mr. Friel is entitled to continuation of medical insurance for a period of 36 months or a value-equivalent lump-sum payment. Amount is estimated based on 2010 costs and represents the estimated annual cost.

(g)
Amount represents unreduced annual benefit payable as a single life annuity with 15 years of guaranteed payments beginning at age 65.

(h)
In the event of death, a payment of $4.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2010 premiums paid by the Company and represent the annual costs.

Richard J. Haskins

Executive Benefits and Payments Upon Termination	Retirement ($) (a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($) (b)	Change in Control— Termination by Executive without Good Reason ($) (c)
Salary (d)	—	—	—	2,851,200	—	2,851,200	2,851,200
Bonus	—	—	—	—	—	—	—
Class B Units and Class C Units:
Vesting Accelerated (e)	—	—	—	—	—	—	—
Benefits and Perquisites
Post-employment Health Care (f)	—	—	—	15,300	—	15,300	15,300
Supplemental Management Retirement Plan (g)	—	—	—	—	—	—	—
Life Insurance (h)	—	4,000,000	—	—	—	2,700	2,700

(a)
Mr. Haskins was not eligible to receive any retirement benefits as of December 31, 2010.

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

(f)
Mr. Haskins is entitled to continuation of benefits for a period of 36 months or a value-equivalent lump-sum payment. Amount is estimated based on 2010 costs and represents the estimated annual cost.

(g)
Amount represents unreduced annual benefit payable as a 50% joint and survivor annuity with 15 years of guaranteed payments beginning at age 65.

(h)
In the event of death, a payment of $4.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2010 premiums paid by the Company and represent the annual costs.

Kevin L. Kelley

Executive Benefits and Payments Upon Termination	Retirement ($) (a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($) (b)	Change in Control— Termination by Executive without Good Reason ($) (c)
Salary (d)	—	—	—	4,800,000	—	4,800,000	4,800,000
Bonus	—	—	—	—	—	—	—
Class B Units and Class C Units:
Vesting Accelerated (e)	—	—	—	—	—	—	—
Benefits and Perquisites
Post-employment Health Care (f)	—	—	—	9,600	—	9,600	9,600
Supplemental Management Retirement Plan (g)	—	—	—	—	—	—	—
Life Insurance (h)	—	4,000,000	—	—	—	6,900	6,900

(a)
Mr. Kelley was not eligible to receive any retirement benefits as of December 31, 2010.

(b)
Benefits are payable if within five years following a Change in Control, Mr. Kelley's employment is terminated by the Company without Cause or by Mr. Kelley for Good Reason (as each term is defined in his employment agreement).

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

(f)
Mr. Kelley is entitled to continuation of benefits for a period of 36 months or a value-equivalent lump-sum payment. Amount is estimated based on 2010 costs and represents the estimated annual cost.

(g)
Amount represents unreduced annual benefit payable as a 50% joint and survivor annuity with 15 years of guaranteed payments beginning at age 65.

(h)
In the event of death, a payment of $4.0 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2010 premiums paid by the Company and represent the annual costs.

Scott M Nielson

Executive Benefits and Payments Upon Termination	Retirement ($) (a)	Death ($)	Disability ($)	Terminated without Cause prior to Change in Control ($)	Change in Control—No Termination ($)	Change in Control— Termination without Cause ($) (b)	Change in Control— Termination by Executive without Good Reason ($) (c)
Salary (d)	—	—	—	4,147,200	—	4,147,200	4,147,200
Bonus	—	—	—	—	—	—	—
Class B Units and Class C Units:
Vesting Accelerated (e)	—	—	—	—	—	—	—
Benefits and Perquisites
Post-employment Health Care (f)	—	—	—	9,500	—	9,500	9,500
Supplemental Management Retirement Plan (g)	—	—	—	—	—	—	—
Special Long-Term Disability Plan (h)	—	—	778,800	—	—	—	—
Life Insurance (i)	—	7,500,000	—	—	—	7,000	7,000

(a)
Mr. Nielson was not eligible to receive any retirement benefits as of December 31, 2010.

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

(f)
Mr. Nielson is entitled to continuation of benefits for a period of 36 months or a value-equivalent lump-sum payment. Amount is estimated based on 2010 costs and represents the estimated annual cost.

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

(i)
In the event of death, a payment of $7.5 million will be made to the designated beneficiary under a third party insurance policy. Amounts for benefits provided in the case of a Change in Control are estimated based on 2010 premiums paid by the Company and represent the annual costs.

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

  •
  the Company fails to pay the Named Executive Officer any deferred payments that have become payable under a deferred compensation plan;

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

  •
  the Named Executive Officer is not permitted to participate in the deferred compensation plan or any other incentive compensation plans or programs offered by the Company to senior executives;

  •
  the Company fails to pay the Named Executive Officer any deferred payments that have become payable under the deferred compensation plan or any other bonus or incentive plans;

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

 DIRECTOR COMPENSATION FOR 2010

        The following table discloses the compensation for our directors for the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Lorenzo J. Fertitta	$—	$22,905	$22,905
James E. Nave, D.V.M.	162,375	—	162,375

Discussion of Director Compensation Table

        Dr. Nave's annual compensation for his services to the Company as a member of the Board of Directors (including all committees thereof) is set by the Board of Directors and equals $75,000 per year. In addition, during 2010 Dr. Nave was paid additional fees totaling $87,375 for services performed in connection with the Company's Special Litigation Committee. Lorenzo J. Fertitta's other compensation represents $22,905 in medical benefits. No other directors receive cash or non-cash compensation for their services to the Company as members of the Board of Directors.

GOVERNANCE AND COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION

        Since we currently do not have a standing compensation committee, the functions that were performed by the Governance and Compensation Committee prior to the Merger are now performed by the Board of Directors as a whole. The members of our Board of Directors are Frank J. Fertitta III, Lorenzo J. Fertitta, Thomas J. Barrack, Jr., Jonathan H. Grunzweig and Dr. James E. Nave, D.V.M. Frank J. Fertitta III is a current officer and employee of the Company and officer of certain of our subsidiaries. During 2010, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of our Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS OF THE COMPANY

        The following table sets forth, as of April 30, 2011, certain information regarding the shares of voting common stock beneficially owned by each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of common stock (solely based on information reported on Forms 13D filed with the SEC), by each director and Named Executive Officer and by all Named Executive Officers and directors as a group.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Currently Owned (4)	Acquirable Within 60 days	Percent of Class
FCP VoteCo, LLC (1)	41.7	—	100.0
Frank J. Fertitta III (2)	13.9	—	33.3
Lorenzo J. Fertitta (2)	13.9	—	33.3
Thomas J. Barrack, Jr. (3)	13.9	—	33.3
Named Executive Officers and Directors as a Group(3 persons)	41.7	—	100.0

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

 PRINCIPAL STOCKHOLDERS OF FERTITTA PARTNERS LLC

        The following table sets forth, as of April 30, 2011, certain information regarding the membership interests beneficially owned by each person who is known by the Company to beneficially own in excess of 5% of the outstanding units of Fertitta Partners LLC, by each director and Named Executive Officer, and by all Named Executive Officers and directors as a group.

Name and Address of Beneficial Owner (1)	Class A Units (2)	% of Class A Units	Class B Units	% of Class B Units	Class C Units	% of Class C Units
FCP Class B Holdco, LLC (3)	—	—	1,769,479	100.0%	—	—
Frank J. Fertitta III	3,979,884	39.7%	741,050	41.9%	—	—
Lorenzo J. Fertitta	4,038,153	40.3%	741,050	41.9%	—	—
Blake L. Sartini & Delise F. Sartini (4)	1,653,984	16.5%	—	—	—	—
Scott M Nielson	222,223	2.2%	58,984	3.3%	29,431	9.2%
Richard J. Haskins	33,334	*	58,984	3.3%	29,431	9.2%
Kevin L. Kelley	—	—	58,984	3.3%	29,431	9.2%
Thomas M. Friel	5,556	*	35,389	2.0%	29,431	9.2%
Named Executive Officers and Directors as a Group (5)	8,279,150	82.6%	1,694,441	95.7%	117,724	36.8%

*
Less than 1%

(1)
The address of each of the stockholders in this table other than Blake L. Sartini and Delise F. Sartini is: c/o Station Casinos, Inc., 1505 South Pavilion Center Drive, Las Vegas, Nevada 89135.

(2)
In connection with the Merger, Class A Units in Fertitta Partners LLC were issued to the investors, including members of senior management who directly or indirectly reinvested all or a portion of their Station Casinos, Inc. equity and/or cash, in respect of their capital contributions to Fertitta Partners LLC. As of December 31, 2010, Fertitta Partners LLC had 10,027,049 Class A Units issued and outstanding.

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

(5)
Named Executive Officers and Directors as a Group consist of 5 persons for Class A Units, 6 persons for Class B Units and 4 persons for Class C Units.

 PRINCIPAL STOCKHOLDERS OF FERTITTA COLONY PARTNERS LLC

        The following table sets forth, as of April 30, 2011, certain information regarding the membership interests beneficially owned by each member who is known by the Company to beneficially own in excess of 5% of the outstanding units of Fertitta Colony Partners LLC, by each director and Named Executive Officer and by all Named Executive Officers and directors as a group.

Name and Address of Beneficial Owner (1)	Class A Units	% of Class A Units	Class B Units (2)	% of Class B Units	Class C Units (3)	% of Class C Units
FC Investor, LLC (4)	31,647,789	100.0%	—	—	—	—
FCP Class B Holdco, LLC (5)	—	—	5,584,904	100.0%	—	—
Frank J. Fertitta III	—	—	2,338,934	41.9%	—	—
Lorenzo J. Fertitta	—	—	2,338,934	41.9%	—	—
Scott M Nielson	—	—	186,167	3.3%	92,893	9.2%
Richard J. Haskins	—	—	186,167	3.3%	92,893	9.2%
Kevin L. Kelley	—	—	186,167	3.3%	92,893	9.2%
Thomas M. Friel	—	—	111,699	2.0%	92,893	9.2%
Named Executive Officers and Directors as a Group (6)	—	—	5,348,068	95.7%	371,572	36.8%

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

(6)
Named Executive Officers and Directors as Group consist of 6 persons for Class B Units and 4 persons for Class C Units.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Potential Purchase of Assets of the Company

        On August 27, 2010, the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") entered an order confirming the joint plan of reorganization (the "Plan") of the Company and certain of its affiliates. Under the Plan, Station Casinos LLC ("New Station"), a designee of German American Capital Corporation and JP Morgan Chase Bank, N.A., as holders of $1.8 billion in CMBS loans (the "Mortgage Lenders"), is expected to acquire the Propco Properties and certain related assets in satisfaction of the Mortgage Lenders' existing secured claims against Propco. In conjunction with these transfers to the Company, under the Plan: (i) New Station's voting units are expected to be issued to Station VoteCo, which is expected to be owned by designees of the Mortgage Lenders and an entity owned by Frank J. Fertitta III, our Chief Executive Officer, President and a member of our Board of Directors, and Lorenzo J. Fertitta, a member of our Board of Directors, (ii) New Station's non-voting units are expected to be issued to Station Holdco LLC ("Station Holdco"), which is expected to be owned by the Mortgage Lenders, FI Station Investor LLC, a newly formed limited liability company owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("FI Station Investor"), and the holders of the our outstanding senior and senior subordinated notes; and (iii) New Station is expected to enter into a new credit agreement (the "Propco Credit Agreement") with the Mortgage Lenders consisting of a term loan facility in the principal amount of $1.6 billion and a revolving credit facility in the amount of $100 million, which revolving credit facility will increase to $150 million upon the prepayment of $50 million of outstanding principal amount under the term loan. In addition, Station Holdco will issue two classes of warrants to the Mortgage Lenders permitting the Mortgage Lenders to purchase a total of up to 5% of the non-voting equity of Station Holdco at exercise prices based upon a multiple of the share value of Station Holdco on the effective of the Plan (the "Mortgage Lender Warrants"). The Mortgage Lenders will sell to FI Station Investor one of the classes of warrants with the right to purchase up to 2.5% of the non-voting equity. FI Station Investor is expected to assign the Fertitta Warrants to an affiliate of Colony Capital.

        In addition, pursuant to the terms of the Plan, the Company and certain of its subsidiaries have entered into an Asset Purchase Agreement dated as of June 7, 2010, as amended (the "Asset Purchase Agreement") with FG Opco Acquisitions LLC, an entity that is currently owned in whole or in part by Fertitta Entertainment LLC, which is owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta and the Mortgage Lenders and will be owned by the New Station upon consummation of the transactions contemplated by the Asset Purchase Agreement (the "Opco Purchaser"). Pursuant to the terms of the Asset Purchase Agreement, the Opco Purchaser will acquire substantially all of the assets of the Company and certain of its subsidiaries, including Santa Fe Station, Texas Station, Fiesta Henderson, Fiesta Rancho and interests in certain Native American gaming projects, for a purchase price of $772 million, consisting of the following: (i) an amount in cash equal to $317 million, subject to adjustment pursuant to the terms of the Asset Purchase Agreement; and (ii) $455 million in aggregate principal amount of term loans, subject to adjustment pursuant to the terms of the Asset Purchase Agreement.

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

Texas Station Lease

        The Company entered into a ground lease for 47 acres of land on which Texas Station is located. The Company leases this land from Texas Gambling Hall & Hotel, Inc., a company owned by the Related Lessor. The lease has a maximum term of 65 years, ending in July 2060. The lease provides for monthly rental payments of $337,417 through June 2010 with scheduled adjustments in July 2010 and every ten years thereafter, to the product of the fair market value of the land and the greater of (i) the then prevailing annual rate of return being realized for owners of comparable land in Clark County or (ii) 8% per year. The July 2010 adjustment was deferred. In July 2015, and every ten years thereafter, the rent will be adjusted by a cost of living factor. In no event will the rent for any period be less than the immediately preceding period. Pursuant to the ground lease, the Company has an option, exercisable at five-year intervals with the next option in May 2015, to purchase the land at fair market value. The Company's obligations under the Credit Agreement are secured by, among other things, a leasehold deed of trust on the leasehold estate of Texas Station under this ground lease. The Company believes that the terms of the ground lease are as fair to the Company as could be obtained from an independent third party.

        The ground lease contains a change of control provision that requires the lessee (Texas Station, LLC) to purchase the ground lease property upon a change of control (the "Texas Put Right") if the lessor elects to exercise the Texas Put Right. The lessor has one year from the change of control to exercise the Texas Put Right. The ground lease provides that the purchase price would be calculated based upon a net present value calculation of the remaining rent due under the ground lease. Upon consummation of the transactions contemplated by the Asset Purchase Agreement, the Texas Put Right will be extinguished and no longer exercisable.

Zuffa, LLC

        The Company has purchased tickets to events held by Zuffa, LLC ("Zuffa") which is the parent company of the Ultimate Fighting Championship ("UFC") and is owned by Frank J. Fertitta III and Lorenzo J. Fertitta. For the years ended December 31, 2010, 2009 and 2008, the Company made payments to Zuffa totaling approximately $0.5 million, $0.7 million, and $0.7 million, respectively, for ticket purchases to, and closed circuit viewing fess of, UFC events. In addition, in September 2008 Zuffa and a wholly-owned subsidiary of the Company entered into a month-to-month license agreement whereby Zuffa has the rights to a previously unused portion of Palace Station for general office and administrative use.

Payments received by the Company related to this license agreement totaled approximately $22,000 and $21,000 for the years ended December 31, 2009 and 2008, respectively. There were no payments received from Zuffa under this license agreement during the year ended December 31, 2010. In January 2009, the Company subleased its leased aircraft to Zuffa for a period of six months. Payments received by the Company in connection with this sublease during 2009 approximated the amount the Company paid for leasing the aircraft, which totaled approximately $0.8 million.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDITOR FEES AND SERVICES

        In addition to performing the audit of the Company's consolidated financial statements for the years ended December 31, 2010 and 2009, Ernst & Young LLP also performed quarterly reviews of the Company's consolidated financial statements and various other services during 2010 and 2009 (including services incurred under Section 404 of the Sarbanes-Oxley Act of 2002) which are included in audit fees below. The aggregate fees billed or accrued for 2010 and 2009 for each of the following categories of services are set forth below:

	2010	2009
Audit fees	$811,946	$1,028,872
Audit-related fees	30,449	41,944
Tax fees	700,323	80,838
All other fees	61,422	118,651

        Ernst & Young LLP did not provide any services related to financial information systems design and implementation during 2010 or 2009. The fees paid for tax services were primarily related to reviews of the

Company's tax returns, bankruptcy and tax restructuring advisory services, and technical services. Audit-related fees include fees paid for audits of employee benefit plans. All other fees include services related to the Chapter 11 Case and the 2009 exchange offer.

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

        The Audit Committee approved all services provided by Ernst & Young LLP.

CERTIFICATIONS

        The Chief Executive Officer and the Chief Accounting Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2010.

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

STATION CASINOS, INC.
Dated: April 30, 2011	By:	/s/ FRANK J. FERTITTA III Frank J. Fertitta III Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK J. FERTITTA III Frank J. Fertitta III	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 30, 2011
/s/ LORENZO J. FERTITTA Lorenzo J. Fertitta	Vice Chairman and Director	April 30, 2011
/s/ THOMAS M. FRIEL Thomas M. Friel	Executive Vice President, Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	April 30, 2011
/s/ THOMAS J. BARRACK, JR. Thomas J. Barrack, Jr.	Director	April 30, 2011
/s/ JAMES E. NAVE James E. Nave	Director	April 30, 2011
/s/ JONATHAN H. GRUNZWEIG Jonathan H. Grunzweig	Director	April 30, 2011

QuickLinks

EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
CODE OF ETHICS
AUDIT COMMITTEE FINANCIAL EXPERT
BOARD LEADERSHIP STRUCTURE AND RISK OVERSIGHT
  ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
COMPENSATION COMMITTEE REPORT
SUMMARY COMPENSATION TABLE
GRANTS OF PLAN-BASED AWARDS IN 2010
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010
OPTION EXERCISES AND STOCK VESTED DURING 2010
PENSION BENEFITS AT DECEMBER 31, 2010
TABLE I
TABLE II
NONQUALIFIED DEFERRED COMPENSATION IN 2010
POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE OF CONTROL
DIRECTOR COMPENSATION FOR 2010
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