Form 10-Q
period 2011-03-31
STATION CASINOS INC
filed 2011-05-16
CIK 898660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

         As of April 30, 2011 there were 41.7 shares outstanding of the registrant's voting common stock, $0.01 par value and 41,674,838 shares outstanding of the registrant's non-voting common stock, $0.01 par value. The issued and outstanding equity securities of the registrant are all owned by FCP Holding Inc., Fertitta Partners LLC and FCP VoteCo LLC.

STATION CASINOS, INC.
(Debtor and Debtor-In-Possession)
INDEX

Part I. Financial Information

Item 1.    Financial Statements

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180,727	$165,357
Restricted cash	295,857	278,329
Receivables, net (includes Receivables, net of consolidated variable interest entity of $2,857 and $0)	21,459	24,104
Inventories	6,688	7,093
Prepaid gaming tax	14,661	15,901
Prepaid expenses and other current assets	20,953	18,783

Total current assets	540,345	509,567
Property and equipment, net	2,481,030	2,505,763
Restricted cash, noncurrent	15,007	15,006
Goodwill	124,313	124,313
Native American note receivable (includes Native American note receivable of consolidated variable interest entity of $21,255 and $0)	21,255	—
Intangible assets, net (includes Intangible assets of consolidated variable interest entity of $23,480 and $24,000)	271,814	272,524
Land held for development	240,836	240,836
Investments in joint ventures	5,139	5,516
Native American development costs (includes Native American development costs of consolidated variable interest entity of $0 and $20,904)	165,236	184,975
Other assets, net (includes Other assets, net of consolidated variable interest entity of $2,100 and $2,074)	97,670	95,643

Total assets	$3,962,645	$3,954,143

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt (includes Current portion of long-term debt of consolidated variable interest entity of $36 and $35)	$242,372	$242,366
Accounts payable	10,572	10,266
Construction contracts payable	537	516
Accrued interest payable (includes Accrued interest payable of consolidated variable interest entity of $24 and $120)	26,954	22,399
Accrued expenses and other current liabilities (includes Accrued expenses and other current liabilities of consolidated variable interest entity of $24 and $0)	95,494	92,268

Total current liabilities	375,929	367,815
Long-term debt, less current portion (includes Long-term debt, less current portion, of consolidated variable interest entity of $5,281 and $5,343)	8,592	8,659
Deferred income taxes, net	103,632	108,551
Investments in joint ventures, deficit	355,724	344,767
Other long-term liabilities, net (includes Other long-term liabilities, net of consolidated variable interest entity of $538 and $0)	13,428	12,778

Total liabilities not subject to compromise	857,305	842,570

Liabilities subject to compromise	5,998,279	5,997,821

Total liabilities	6,855,584	6,840,391

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,968,023	2,964,648
Accumulated other comprehensive income	2	43
Accumulated deficit	(5,861,509)	(5,849,683)

Total Station Casinos, Inc. stockholders' deficit	(2,893,067)	(2,884,575)

Noncontrolling interest	128	(1,673)

Total stockholders' deficit	(2,892,939)	(2,886,248)

Total liabilities and stockholders' deficit	$3,962,645	$3,954,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Operating revenues:
Casino	$183,353	$180,275
Food and beverage	45,137	39,919
Room	19,248	18,917
Other	14,385	15,505
Management fees	4,880	12,481

Gross revenues	267,003	267,097
Promotional allowances	(19,276)	(17,726)

Net revenues	247,727	249,371

Operating costs and expenses:
Casino	74,760	72,512
Food and beverage	32,227	25,398
Room	8,471	8,306
Other	5,335	4,548
Selling, general and administrative	57,105	53,548
Corporate	7,307	8,918
Development and preopening	1,086	1,874
Depreciation and amortization	33,130	44,066
Write-downs and other charges, net	279	6,709

	219,700	225,879

Operating income	28,027	23,492
Earnings from joint ventures	5	1,671

Operating income and earnings from joint ventures	28,032	25,163

Other (expense) income:
Interest expense, net (contractual interest for the three months ended March 31, 2011 and March 31, 2010 was $103,895 and $102,357, respectively)	(23,619)	(27,473)
Interest and other expense from joint ventures	(10,441)	(34,313)
Change in fair value of derivative instruments	397	(41)

	(33,663)	(61,827)

Loss before income taxes and reorganization items	(5,631)	(36,664)
Reorganization items	(9,618)	(19,251)

Loss before income taxes	(15,249)	(55,915)
Income tax benefit	5,223	2,382

Net loss	(10,026)	(53,533)
Less: net income applicable to noncontrolling interest	1,800	—

Net loss applicable to Station Casinos, Inc. stockholders	$(11,826)	$(53,533)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.

(Debtor and Debtor-In-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,026)	$(53,533)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,130	44,066
Change in fair value of derivative instruments	(397)	41
Write-downs and other charges, net	279	69
Amortization of debt discount and issuance costs	196	489
Share-based compensation	3,375	3,404
Loss from joint ventures	10,436	32,642
Reorganization items	9,618	19,251
Changes in assets and liabilities:
Restricted cash	(17,529)	5,107
Receivables, net	2,958	1,039
Inventories and prepaid expenses	5,702	(1,214)
Deferred income tax	(11,318)	1,642
Accounts payable	306	(1,817)
Accrued interest	4,549	7,675
Accrued expenses and other current liabilities	1,549	5,689
Other, net	1,536	206

Total adjustments	44,390	118,289

Net cash provided by operating activities before reorganization items	34,364	64,756

Net cash used for reorganization items	(7,895)	(14,697)

Net cash provided by operating activities	26,469	50,059

Cash flows from investing activities:
Capital expenditures	(7,899)	(9,509)
Proceeds from sale of land, property and equipment	4	213
Investments in joint ventures	—	(1,059)
Distributions in excess of earnings from joint ventures	899	733
Construction contracts payable	21	680
Native American development costs	(1,516)	(7,053)
Other, net	(1,922)	(1,922)

Net cash used in investing activities	(10,413)	(17,917)

Cash flows from financing activities:
Payments under Term Loan with maturity dates greater than three months	(625)	(625)
Other, net	(61)	(76)

Net cash used in financing activities	(686)	(701)

Cash and cash equivalents:
Increase in cash and cash equivalents	15,370	31,441
Balance, beginning of period	165,357	185,193

Balance, end of period	$180,727	$216,634

Supplemental cash flow disclosures:
Cash paid for interest, net of $1,707 and $2,008 capitalized, respectively	$18,384	$18,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATION CASINOS, INC.
(Debtor and Debtor-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

        Station Casinos, Inc. (the "Company", "Station", "we", "our" or "us"), a Nevada corporation, is a gaming and entertainment company that currently owns and operates ten major hotel/casino properties (two of which are 50% owned) and eight smaller casino properties (three of which are 50% owned), in the Las Vegas metropolitan area, as well as manages a casino for a Native American tribe. The accompanying condensed consolidated financial statements include the accounts of Station, its wholly owned subsidiaries and MPM Enterprises, LLC ("MPM"), which is 50% owned by Station and required to be consolidated. Investments in all other 50% or less owned affiliated companies are accounted for under the equity method. The third party holdings of equity interests in MPM are referred to as non-controlling interests. The portion of net loss attributable to non-controlling interests is presented as net income applicable to non-controlling interests on the condensed consolidated statements of operations, and the portion of stockholders' deficit attributable to non-controlling interests is presented as non-controlling interests on the condensed consolidated balance sheets. All significant intercompany accounts and transactions have been eliminated.

        The accompanying condensed consolidated financial statements included herein have been prepared by Station, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been made. The results for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

  Overview of Recent Developments

        On July 28, 2009, the Company and its affiliates FCP Holding Inc., FCP VoteCo, LLC, Fertitta Partners, LLC, FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC ("Propco"), Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC and Reno Land Holdings, LLC (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the "Bankruptcy Court") under chapter 11 of title 11 of the United States Code. These chapter 11 cases are being jointly administered under the caption In re Station Casinos, Inc., et al Debtors Case No. 09-52470 (the "Chapter 11 Case"). On February 10, 2010, GV Ranch Station, Inc., a wholly owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch Resort Spa Casino ("Green Valley Ranch"), filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code. The Chapter 11 Case and the GV Ranch Station, Inc. chapter 11 case are collectively referred to as the "Chapter 11 Cases."

        On August 27, 2010, the Bankruptcy Court entered an order confirming the Debtors' joint plan of reorganization (the "Plan"). Under the Plan, Station Casinos LLC ("New Station"), a designee of German

1. Basis of Presentation (Continued)

American Capital Corporation and JP Morgan Chase Bank, N.A., as holders of $1.8 billion in CMBS Loans (as defined below) (the "Mortgage Lenders"), is expected to acquire substantially all fee and leasehold real property comprising Palace Station Hotel & Casino ("Palace Station"), Boulder Station Hotel & Casino ("Boulder Station"), Sunset Station Hotel & Casino ("Sunset Station") and Red Rock Casino Resort Spa ("Red Rock", and together with Palace Station, Boulder Station and Sunset Station, "the Propco Properties") and certain related assets in satisfaction of the Mortgage Lenders' existing secured claims against Propco. In conjunction with these transfers to the Company, under the Plan: (i) New Station's voting units are expected to be issued to Station Voteco LLC, which is expected to be owned by designees of the Mortgage Lenders and an entity owned by Frank J. Fertitta III, our Chief Executive Officer, President and a member of our Board of Directors, and Lorenzo J. Fertitta, a member of our Board of Directors, (ii) New Station's non-voting units are expected to be issued to Station Holdco LLC ("Station Holdco"), which is expected to be owned by the Mortgage Lenders, FI Station Investor LLC, a newly formed limited liability company owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta ("FI Station Investor"), and the holders of the Company's $450 million 6% senior notes due April 1, 2012, $400 million 7 3/4% senior notes due August 15, 2016, $450 million 6 1/2% senior subordinated notes due February 1, 2014, $700 million 6 7/8% senior subordinated notes due March 1, 2016 and $300 million 6 5/8% senior subordinated notes due March 15, 2018 (collectively, "Senior and Senior Subordinated Notes"); and (iii) New Station is expected to enter into a new credit agreement (the "Propco Credit Agreement") with the Mortgage Lenders consisting of a term loan facility in the principal amount of $1.6 billion and a revolving credit facility in the amount of $100 million, which revolving credit facility will increase to $150 million upon the prepayment of $50 million of outstanding principal amount under the term loan (the transactions described in clauses (i) through (iii) collectively referred to herein as, the "Propco Restructuring").

        In addition, Station Holdco will issue two classes of warrants to the Mortgage Lenders permitting the Mortgage Lenders to purchase a total of 5% of the non-voting equity of Station Holdco at exercise prices based upon a multiple of the share value of Station Holdco on the Effective Date (as defined herein) of the Plan (the "Mortgage Lender Warrants"). The Mortgage Lenders will sell to FI Station Investor one of the classes of warrants with the right to purchase up to 2.5% of the non-voting equity (the "Fertitta Warrants") and will transfer the remaining 2.5% of the Mortgage Lender Warrants to holders of the mezzanine portion of the CMBS Loans (as defined below). The Mortgage Lender Warrants will have a per unit exercise price equal to two and one-half times the value of the non-voting units on the Effective Date that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. The Fertitta Warrants will have a per unit exercise price equal to three times the value of the non-voting units on the Effective Date that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. For purposes of determining the exercise price of the Mortgage Lender Warrants and the Fertitta Warrants, the per unit value of the non-voting units will be determined based on a total equity value of Station Holdco equal to $200 million, plus the amount of any additional equity issued or capital contributions made as of the Effective Date, plus the amount of any reduction in the debt agreed to by the Mortgage Lenders in exchange for Station Holdco equity (the "Plan Value"). The Mortgage Lender Warrants and the Fertitta Warrants may only be exercised following the earlier of (i) 180 days after the sixth year anniversary of the Effective Date and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco (other than the transactions contemplated by the Plan) and expire on the seventh anniversary of the Effective Date.

        In addition, pursuant to the terms of the Plan, the Company and certain of its subsidiaries have entered into an Asset Purchase Agreement dated as of June 7, 2010, as amended (the "Asset Purchase Agreement") with FG Opco Acquisitions LLC, an entity that is currently owned in whole or in part by Fertitta Entertainment LLC, which is owned by affiliates of Frank J. Fertitta III and Lorenzo J. Fertitta

1. Basis of Presentation (Continued)

("Fertitta Entertainment"), and the Mortgage Lenders and will be owned by the New Station upon consummation of the transactions contemplated by the Asset Purchase Agreement (the "Opco Purchaser"). Pursuant to the terms of the Asset Purchase Agreement, the Opco Purchaser will acquire substantially all of the assets of the Company and certain of its subsidiaries, including Santa Fe Station Hotel & Casino ("Santa Fe Station"), Texas Station Gambling Hall & Hotel ("Texas Station"), Fiesta Henderson Casino Hotel ("Fiesta Henderson"), Fiesta Rancho Casino Hotel ("Fiesta Rancho") and interests in certain Native American gaming projects (the "Opco Assets"), for a purchase price of $772 million, consisting of the following: (i) an amount in cash equal to $317 million, subject to adjustment pursuant to the terms of the Asset Purchase Agreement; and (ii) $455 million in aggregate principal amount of term loans, subject to adjustment pursuant to the terms of the Asset Purchase Agreement (together with a $25 million revolving credit facility, the "Opco Credit Agreement") (the transactions described in this paragraph, collectively referred to herein as the "Opco Acquisition"). The lenders under the Opco Credit Agreement will be the same lenders as under Station's existing $900 million senior secured credit agreement (the "Credit Agreement").

        Pursuant to the terms of the Plan, the proceeds of the sale of the Opco Assets will be distributed to secured creditors of STN in full satisfaction of their claims against Station. The Plan also provides that certain general unsecured creditors of STN ("Opco Unsecured Creditors") will receive warrants (the "Unsecured Creditor Warrants") exercisable for 2.5% of the total equity of Station Holdco. The Unsecured Creditor Warrants will have a per unit exercise price equal to two and one-half times the value of the non-voting units on the Effective Date that will increase by 15% on each of the third through seventh anniversaries of the Effective Date. For purposes of determining the exercise price of the Unsecured Creditor Warrants, the per unit value of the non-voting units will be determined based on the Plan Value. The Unsecured Creditor Warrants may only be exercised following the earlier of (i) 180 days after the sixth year anniversary of the Effective Date and (ii) the occurrence of a capital raising transaction by Station Holdco that involves a determination of the equity value of Station Holdco (other than the transactions contemplated by the Plan), and expire on the seventh anniversary of the Effective Date.

        In addition, Opco Unsecured Creditors that are "accredited investors" (as defined in the Securities Act of 1933, as amended) will have an opportunity to participate in a rights offering ("Rights Offering") under which they may subscribe for and purchase their pro rata share of 15% of the equity interests of Station Holdco for an aggregate amount of $35.3 million. The Rights Offering may be increased to fund (i) the payment of $50 million pay-down under the Propco Credit Agreement, (ii) a portion of the Opco Acquisition and (iii) the acquisition of Green Valley Ranch, Aliante Station Casino + Hotel ("Aliante Station"), or any other material gaming operations located with a 100-mile radius of Las Vegas, provided that the aggregate purchase price payable for additional units so offered in the Rights Offering will not exceed $64.7 million. Certain affiliates of Fidelity Management & Research Company, Oaktree Capital Management, L.P. and Serengeti Asset Management, LP (the "Put Parties") will purchase at least one-half of the equity interests of Station Holdco offered pursuant to the Rights Offering and have committed to purchase the remainder of the equity interests of Station Holdco offered pursuant to the Rights Offering on or before June 30, 2011, to the extent that such equity interests are not purchased by other Opco Unsecured Creditors (the "Equity Put"). In consideration for their agreement to purchase equity interests that are not purchased by other Opco Unsecured Creditors, the Put Parties will receive a $3 million cash payment on the Effective Date and reimbursement of expenses in an amount of up to $1.9 million.

        Claimants with respect to the Land Loan are expected to enter into an amended and restated credit agreement related to the $250 million delay-draw term loan collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West Gambling Hall & Hotel ("Wild Wild West") in Las Vegas, Nevada (the "Restructured Land Loan"). Pursuant to the terms of the Restructured Land Loan, the principal outstanding is expected to be reduced to $105 million in

1. Basis of Presentation (Continued)

exchange for warrants to purchase 60% of the outstanding equity interests of Landco exercisable for nominal consideration (the "Landco Warrants" and together with the Mortgage Lender Warrants, the Fertitta Warrants and the Unsecured Creditor Warrants, the "Warrants").

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

        On March 22, 2011, the subsidiaries of the Company that are sellers under the Asset Purchase Agreement and the Company's 50% owned joint ventures the GVR Seller and Aliante Gaming, LLC ("Aliante") commenced a solicitation of approvals for a prepackaged plan of reorganization (the "Subsidiary Plan") to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante, pursuant to which its lenders would receive the equity of Aliante and $45 million in secured loans in exchange for their claims. The Chapter 11 cases for such subsidiaries (the "Subsidiary Chapter 11 Cases") were filed on April 12, 2011.

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

1. Basis of Presentation (Continued)

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

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Plan or the Subsidiary Plan. The Plan and the Disclosure Statement (the "Disclosure Statement") have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company concluded its solicitation of acceptance of the Plan and received its confirmation from the Bankruptcy Court on August 27, 2010. Although the Plan was confirmed by the Bankruptcy Court on August 27, 2010, there can be no assurance that the transactions contemplated by the Asset Purchase Agreement or the Plan will be consummated.

        The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

  Accounting for Reorganization

        Accounting Standards Codification ("ASC") Topic 852, Reorganizations ("ASC Topic 852") provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code including companies in chapter 11, and generally does not change the manner in which financial statements are prepared. The condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Chapter 11 Cases create substantial doubt about Station's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, the plan of reorganization could materially change the amounts and classifications reported in the condensed consolidated financial statements, and the accompanying condensed consolidated financial statements do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of the plan of reorganization.

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

1. Basis of Presentation (Continued)

compromise and from post-petition liabilities, and requires that cash used for reorganization items be disclosed separately in the statement of cash flows. Station adopted ASC Topic 852 on July 28, 2009 and has segregated those items as outlined above for all reporting periods subsequent to such date.

  Factors Affecting Comparability

        As a result of the filing of the Chapter 11 Cases, Station is now periodically required to file various documents with (and provide certain information to) the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials are prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and prepared in a format different from that used in Station's financial statements filed under the securities laws. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly disclosed financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to Station's securities, or for comparison with other financial information filed with the Securities and Exchange Commission.

  DIP Financing

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, the Company entered into a $150 million unsecured, subordinated administrative priority debtor in possession credit agreement (the "DIP Credit Agreement") among the Company, as borrower, Vista Holdings, LLC (a non-debtor subsidiary of the Company) as administrative agent (the "Administrative Agent") and lender, and the lenders party thereto. The DIP Credit Agreement, as amended, provided for a $185 million revolving credit facility to be funded on a committed basis for so long as Vista Holdings, LLC had cash and cash equivalents on hand in an amount in excess of $100 million. The proceeds of the loans incurred under the DIP Credit Agreement were used for working capital and other general corporate purposes of the Company and were available for intercompany loans to its subsidiaries during the pendency of the Chapter 11 Case. The DIP Credit Agreement matured on August 10, 2010, and at March 31, 2011, $172.0 million in advances remained outstanding under the DIP Credit Agreement.

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

1. Basis of Presentation (Continued)

        The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At March 31, 2011, the outstanding balance due under the Past Revolving Loan totaled $349.2 million. In July 2010, SC Michigan, LLC, a wholly owned subsidiary of Station, purchased $39.3 million of funded debtor in possession loans made to the Company by Past Enterprises (the "SC Michigan Revolving Loan"). At March 31, 2011, the outstanding principal balance due under the SC Michigan Revolving Loan remained at $39.3 million.

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

  Significant Accounting Policies

        A description of the Company's significant accounting policies can be found in Item 7 of its Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

  Recently Issued Accounting Standards

        In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-28, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). Under the amended guidance, for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted the new guidance in the first quarter of 2011, and the adoption did not have a material effect on the condensed consolidated financial statements.

        In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The Company is currently evaluating ASU 2011-04 and has not yet determined the impact the adoption will have on its consolidated financial statements.

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

2. Intangible Assets

        Intangible assets, net consist of the following (amounts in thousands):

	March 31, 2011 (unaudited)
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	(4,190)	341
Customer relationships	15	268,961	(19,089)	(241,363)	8,509
Management contracts	3-20	521,464	(128,520)	(229,534)	163,410
Other	1	8,654	(8,654)	—	—

		$1,018,401	$(156,263)	$(590,324)	$271,814

	December 31, 2010
	Estimated life (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Brands	Indefinite	$214,791	$—	$(115,237)	$99,554
License rights	Indefinite	4,531	—	(4,190)	341
Customer relationships	15	268,961	(18,942)	(241,363)	8,656
Management contracts	3-20	521,464	(127,957)	(229,534)	163,973
Other	1	8,654	(8,654)	—	—

		$1,018,401	$(155,553)	$(590,324)	$272,524

        The intangible asset for customer relationships refers to the value associated with our rated casino guests. The Company amortizes its definite-lived intangible assets, including its customer relationship intangible asset, ratably over their estimated useful lives. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350, Intangibles—Goodwill and Other, was approximately $0.7 million and $8.9 million for the three months ended March 31, 2011 and 2010, respectively. Estimated annual amortization expense for intangible assets for the years ended December 31, 2011, 2012, 2013, 2014, and 2015 is anticipated to be approximately $3.8 million, $4.2 million, $23.8 million, $23.8 million, and $23.8 million, respectively.

3. Investments in Joint Ventures

        We have various investments in 50% owned joint ventures, and a 6.7% investment in a joint venture that owns the Palms Casino Resort in Las Vegas, Nevada, which are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions of the joint ventures, and the carrying value of investments may be reduced below zero, resulting in a deficit investment balance, when the investor is committed to provide further financial support for the investee. The investment balance also includes the effect of any previously

3. Investments in Joint Ventures (Continued)

recognized impairment charges. As of March 31, 2011, we have received distributions in excess of our equity earnings. Investments in joint ventures consist of the following (amounts in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Barley's Casino & Brewing Company ("Barley's") (50.0%)	$4,569	$4,756
Wildfire Lanes and Casino ("Wildfire Lanes") (50.0%)	570	760
Palms Casino Resort (6.7%)	—	—

Investments in joint ventures	$5,139	$5,516

Green Valley Ranch (50.0%) (a)	$(45,604)	$(38,258)
The Greens Gaming and Dining ("The Greens") (50.0%) (b)	(176)	(163)
Aliante Station (50.0%) (c)	(309,944)	(306,346)

Deficit investments in joint ventures	$(355,724)	$(344,767)

(a)
As a result of the losses recognized by Green Valley Ranch during the three months ended March 31, 2011, and the years ended December 31, 2010, 2008, and 2009, and an impairment of our joint venture investment recognized during the year ended December 31, 2009, our investment in Green Valley Ranch at March 31, 2011 and December 31, 2010 reflects a deficit of approximately $45.6 and $38.3 million, respectively.

(b)
As a result of the operating losses recognized by The Greens during the three months ended March 31, 2011, the year ended December 31, 2010, and distributions in excess of equity earnings, our investment in The Greens at March 31, 2011, and December 31, 2010 reflects a deficit of approximately $0.2 million, which is recorded as a long-term liability on our condensed consolidated balance sheets.

(c)
As a result of the ongoing losses of Aliante Station, including impairment losses of approximately $466.5 million recognized by Aliante Station during 2010, and an impairment of our joint venture investment recognized during 2008, our investment in Aliante Station at March 31, 2011 and December 31, 2010 reflects a deficit of approximately $309.9 and $306.3 million, respectively.

        On March 22, 2011, the GVR Seller and Aliante commenced a solicitation of approvals for a prepackaged plan of reorganization (the "Subsidiary Plan") to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante, pursuant to which its lenders would receive the equity of Aliante and $45 million in secured loans in exchange for their claims. The Chapter 11 cases for such entities were filed on April 12, 2011.

3. Investments in Joint Ventures (Continued)

        Summarized balance sheet information for the joint ventures is as follows (amounts in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Current assets	$110,810	$113,439
Property and equipment and other assets, net	1,033,249	1,044,629
Current liabilities	1,376,273	1,362,724
Long-term debt and other liabilities	510,192	499,990
Members' equity	(742,406)	(704,646)

        Summarized results of operations for the joint ventures are as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2011	2010
Net revenues	$107,961	$108,043
Operating costs and expenses	104,113	109,816

Operating income (loss)	3,848	(1,773)
Interest and other expense, net	(39,807)	(79,169)

Net loss	$(35,959)	$(80,942)

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

	Three months ended March 31,
	2011	2010
Operating earnings from joint ventures	$5	$1,671
Interest and other expense from joint ventures	(10,441)	(34,313)

Net loss from joint ventures	$(10,436)	$(32,642)

4. Native American Development and Note Receivable

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

4. Native American Development and Note Receivable (Continued)

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

4. Native American Development and Note Receivable (Continued)

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

        Under the terms of the development agreement, Station will assist the FIGR in obtaining third-party financing for the project, however we do not expect such financing will be obtained until shortly before the project commences construction, and as such, the timing of obtaining the financing is uncertain. Prior to obtaining third-party financing, Station will contribute significant financial support to the project. The Company began capitalizing expenditures toward the project in 2003. Through March 31, 2011, Station has advanced approximately $148.6 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included in Native American development costs on the Company's condensed consolidated balance sheets. Funds advanced by Station are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. Station's advances to the FIGR bear interest at a rate equal to the Company's weighted cost of capital. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through March 31, 2011, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

4. Native American Development and Note Receivable (Continued)

        The following table outlines the status at March 31, 2011 of each of the following critical milestones necessary to complete the FIGR project.

As of March 31, 2011
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

        As currently contemplated, the project includes the development of an approximately 472,000 square foot hotel and casino resort and associated facilities, which would include a main gaming hall, a 200-room hotel, various dining options, retail space and banquet/meeting space. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of a gaming compact with the State of California, the

4. Native American Development and Note Receivable (Continued)

DOI accepting the land into trust on behalf of the Mono and approval of the management agreement by the NIGC.

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

        Under the terms of the development agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third-party financing, we will contribute significant financial support to the project. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. We began capitalizing reimbursable advances related to this project in 2003. Through March 31, 2011, we have advanced approximately $16.6 million toward the development of the project, primarily to complete the environmental impact study and secure real estate for the project, which is included in Native American development costs on the Company's condensed consolidated balance sheets. Reimbursable advances by Station to the Mono bear interest at the prime rate plus 1.5%. In addition, we have agreed to pay approximately $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through March 31, 2011, none of these payments had been made. The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when, or if, these approvals will be obtained.

4. Native American Development and Note Receivable (Continued)

        The following table outlines the status at March 31, 2011 of each of the critical milestones necessary to complete the Mono project.

As of March 31, 2011
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

        Under the terms of the development agreement, Station agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by Station are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Station's advances to the MITCR bear interest at prime plus 2%. Through March 31, 2011, the Company has advanced approximately $11.9 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included in Native American development costs on the Company's condensed consolidated balance sheets. In addition, Station agreed to pay approximately $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through March 31, 2011, $50,000 of these payments had been made and were expensed as incurred. As of March 31, 2011, we have discontinued funding for the development of the facility and anticipate terminating the development agreement. Given the recent recession and thus the revised expected potential of the project, we have written off the long-term asset associated with this project.

4. Native American Development and Note Receivable (Continued)

  Gun Lake Tribe

        We manage the Gun Lake Casino in Allegan County, Michigan, which opened in February 2011, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe. In accordance with our critical accounting policy, $21.3 million in reimbursable development costs were reclassified to Native American notes receivable upon transfer of the project to the Gun Lake Tribe.

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

5. Long-term Debt and Liabilities Subject to Compromise

        Long-term debt consists of the following (amounts in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
CMBS mortgage loan and related mezzanine financings, due November 12, 2009, interest at a margin above LIBOR (5.7% and 5.8% at March 31, 2011 and December 31, 2010, respectively) (a) (b)	$2,475,000	$2,475,000
Land Loan, due February 7, 2011, interest at a margin above LIBOR or the Alternate Base Rate (8.5% and 8.5% at March 31, 2011 and December 31, 2010, respectively)	242,032	242,032
Revolver, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (5.2% and 5.2% at March 31, 2011 and December 31, 2010, respectively) (b)	631,107	631,107
Term Loan, due August 7, 2012, interest at a margin above the Alternate Base Rate or the Eurodollar Rate (4.9% and 4.9% at March 31, 2011 and December 31, 2010, respectively) (b)	241,875	242,500
6% senior notes, interest payable semi-annually, principal due April 1, 2012, callable April 1, 2009 (b)	450,000	450,000
7 3/4% senior notes, interest payable semi-annually, principal due August 15, 2016, callable August 15, 2011 (b)	400,000	400,000
6 1/2% senior subordinated notes, interest payable semi-annually, principal due February 1, 2014, callable February 1, 2010 (b)	442,000	442,000
6 7/8% senior subordinated notes, interest payable semi-annually, principal due March 1, 2016, callable March 1, 2010 (b)	660,000	660,000
6 5/8% senior subordinated notes, interest payable semi-annually, principal due March 15, 2018, callable March 15, 2011 (b)	300,000	300,000
Other long-term debt, weighted-average interest of 5.7% and 5.7% at March 31, 2011 and December 31, 2010, respectively, maturity dates ranging from 2010 to 2027 (b)	79,055	79,116

Total long-term debt	5,921,069	5,921,755
Current portion of long-term debt	(242,372)	(242,366)
Long-term debt subject to compromise (b)	(5,670,105)	(5,670,730)

Total long-term debt, net	$8,592	$8,659

(a)
Prior to the maturity date, the CMBS Borrower (as defined below) exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension.

(b)
Certain long-term debt is subject to compromise as a result of the Chapter 11 Case and is classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets as described below.

  Liabilities Subject to Compromise

        Under bankruptcy law, actions by creditors to collect upon liabilities of the Debtors incurred prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors without approval of the Court. In accordance with ASC Topic 852, these liabilities are classified as liabilities subject to compromise in our condensed consolidated balance sheets as of March 31,

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

2011 and December 31, 2010, and are adjusted to the expected amount of the allowed claims, even if they may be settled for lesser amounts. The expected amount of the allowed claims for certain liabilities subject to compromise differ from their prepetition carrying amounts mainly as a result of the write-off of approximately $185.7 million in debt discounts during the year ended December 31, 2009 and the reversal of approximately $88.6 million in nonperformance risk adjustments that had previously been included in the pre-petition fair values of the interest rate swap liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Adjustments to the claims may result from negotiations, payments authorized by the Court, interest accruals, or other events. It is anticipated that such adjustments, if any, could be material. As of March 31, 2011 and December 31, 2010, respectively, certain pre-petition liabilities included in liabilities subject to compromise have been reduced or increased as a result of the payment of certain accounts payable and notes payable as allowed by the court, and as a result of non-cash adjustments of the expected amount of the allowed claims related to interest rate swap liabilities. In addition, during the year ended December 31, 2010, a $6.2 million settlement liability related to a pre-petition litigation matter was recorded. Liabilities subject to compromise are subject to the treatment set forth in the Joint Plan of Reorganization. Liabilities subject to compromise are classified separately from long-term obligations and current liabilities on the accompanying condensed consolidated balance sheets.

        Liabilities subject to compromise consist of the following (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
CMBS mortgage loan and related mezzanine financings	$2,475,000	$2,475,000
Revolver and term loan	872,982	873,607
6% senior notes	450,000	450,000
7 3/4% senior notes	400,000	400,000
6 1/2% senior subordinated notes	442,000	442,000
6 7/8% senior subordinated notes	660,000	660,000
6 5/8% senior subordinated notes	300,000	300,000
Other long-term debt	70,123	70,123
Interest rate swaps	144,003	144,003
Accrued interest	143,846	143,854
Payroll and related liabilities	31,349	30,258
Accounts payable and other liabilities	8,976	8,976

Total liabilities subject to compromise	$5,998,279	$5,997,821

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

        The CMBS Loans are secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and matured in November 2010. Prior to the 2009 maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension. Interest on the CMBS Loans is equal to one-month LIBOR plus 5.3% per annum, which includes an additional 3.0% default rate. As a result of the Chapter 11 Case, interest due on the mezzanine financings is not being remitted to the mezzanine lenders. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with the authoritative guidance for accounting for derivative instruments and hedging activities, was marked to market at each reporting period. The interest rate caps expired in November 2010. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower paid a fixed rate of approximately 5.3% and received one-month LIBOR, terminating in November 2012. This interest rate swap was early terminated during 2009.

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of March 31, 2011, we were not in compliance with the lease coverage ratio. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. The total amount deposited in the collateral account in relation to this block was $205.2 million and $179.4 million at March 31, 2011 and December 31, 2010, respectively, which is reflected in restricted cash on our condensed consolidated balance sheets.

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

  Land Loan

        On February 7, 2008, CV Propco, LLC, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matured on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 5.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 3.5% per annum, which includes an additional 2% default rate, at the borrower's election. The borrower is required to hedge the interest rate such that LIBOR will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower paid a fixed LIBOR rate of 3.0% and 3.7%, respectively, and received one-month LIBOR. These interest rate swaps were early terminated in November 2009.

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

        During the first quarter of 2009, the lenders under the Land Loan, based on appraisals, indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement, and thus an event of default had occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the land loan and related accrued interest due and payable and to foreclose on the underlying collateral of the borrower which at March 31, 2011 and December 31, 2010 included land with a book value of $116.4 million and $116.4 million, respectively. In December 2009, the balance of the interest reserve account of $8.2 million was liquidated, and $8.0 million was applied as a principal reduction to the loan with the remainder applied to the swap termination settlement amount. In addition, the borrower did not make the November 2009 payments or any subsequent payments due on account of interest or the interest rate swap agreements. There is no recourse to the Company for any portion of the land loan that is not satisfied by the Borrower or the collateral. As a result of the events of default under the Land Loan, the related outstanding indebtedness has been classified as current in the accompanying condensed consolidated balance sheets at March 31, 2011, and December 31, 2010.

        Subsequent to March 31, 2011, we did not make scheduled interest payments totaling $2.3 million on the Land Loan.

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

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of March 31, 2011, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of March 31, 2011, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of March 31, 2011, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio, a maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio and a total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, and March 31, 2011, we were not in compliance with the financial covenants in the Credit Agreement. In addition, the filing of the Chapter 11 Case constitutes an event of default under the terms of the Credit Agreement. Notwithstanding such events of default, in connection with the filing of the Chapter 11 Case, on July 28, 2009, the Company entered into a Second Forbearance Agreement and Second Amendment to the Credit Agreement (the "Forbearance Agreement") with the lenders holding a majority of the commitments under its Credit Agreement pursuant to which the lenders agreed, among other things, to forbear from exercising their default-related rights, remedies and powers or privileges against certain subsidiaries that guarantee the Company's obligations under the Credit Agreement. The Forbearance Agreement terminated on January 31, 2010.

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

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. An event of default under the sale-leaseback agreement for the corporate office building occurred on October 26, 2009 as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Annual lease payments increase approximately 1.2% annually to

5. Long-term Debt and Liabilities Subject to Compromise (Continued)

approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our condensed consolidated balance sheets and depreciate it according to our policy. In September 2010, this lease was amended to reduce the annual lease payments by approximately 46%. The annual lease payments for the first 24 months of the amended lease will total approximately $2.9 million and will increase thereafter by approximately 1.25% annually to approximately $3.8 million in the final year of the original term. The amendment did not change the terms of the two options to repurchase the building. The amended lease was assumed by the Company with the authorization of the Bankruptcy Court. Minimum lease payments related to this lease for the years ended December 31, 2011, 2012, 2013, 2014, and 2015, respectively, are approximately $2.9 million, $3.0 million, $3.1 million, $3.2 million, and $3.3 million. During the three months ended March 31, 2011 and March 31, 2010, we recorded interest expense related to this lease of approximately $0.7 million and $1.3 million, respectively.

  Fair Value of Long-term Debt

        At March 31, 2011, the estimated aggregate fair value of the Company's long-term debt is $2.92 billion compared to its carrying value of $5.92 million. At December 31, 2010, the estimated aggregate fair value of the Company's long-term debt was approximately $2.90 billion, compared to its carrying value of $5.92 billion. The estimated fair value of our publicly traded debt securities at March 31, 2011, and December 31, 2010 was based on quoted market prices on or about March 31, 2011 and December 31, 2010, which is considered a Level 1 input under the fair value measurement hierarchy. The estimated fair values of the Revolver and the Term Loan at March 31, 2011, and December 31, 2010, were based upon the value of the pending Opco asset purchase transaction, which is considered a Level 3 input under the fair value measurement hierarchy. The fair value of the CMBS loans at March 31, 2011, and December 31, 2010 was estimated based on the estimated value to be received by the CMBS lenders in the pending restructuring transaction as if the transaction occurred at March 31, 2011, and December 31, 2010, and utilizes Level 3 inputs under the fair value measurement hierarchy. The estimated fair values of all other long-term debt at March 31, 2011, and December 31, 2010 were assumed to be equal to the carrying values, and do not reflect any adjustment related to the Company's credit risk or the potential impact of the Chapter 11 Case on the amounts that are recoverable by creditors.

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

        In January 2011, our floating-to-fixed interest rate swap with a notional amount of $250 million matured. This interest rate swap was not designated as a hedging instrument and as a result, gains or losses resulting from the change in fair value of this swap were recognized in earnings in the period of the change. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period. While we attempt to predict such movements in interest rates and impact on derivative

6. Derivative Instruments (Continued)

instruments, such estimates are subject to a large degree of variability which could have a significant impact on our condensed consolidated financial statements. Through January 24, 2011, we paid a fixed rate of approximately 3.0% and received one-month LIBOR which approximated 0.2% on this interest rate swap.

        During the three months ended March 31, 2010 and the year ended December 31, 2009, several derivative instruments were early terminated by us and our 50% owned joint ventures. In certain instances these early terminations resulted in balance sheet adjustments and in reclassifications of deferred losses, net of tax, from accumulated other comprehensive income (loss) into operations. Disclosures related to these transactions have been included in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010, and in our Annual Report on Form 10-K, as amended, for the years ended December 31, 2010 and 2009.

        The activity in deferred gains (losses) on derivatives included in accumulated other comprehensive income (loss) is as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2011	2010
Deferred losses on derivatives included in accumulated other comprehensive income (loss), beginning balance	$—	$(1,985)
Losses reclassified from other comprehensive income (loss) into operations as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	1,985

Deferred losses on derivatives included in accumulated other comprehensive income (loss), ending balance	$—	$—

6. Derivative Instruments (Continued)

        Presented below are the effects of derivative instruments on our condensed consolidated statements of operations (amounts in thousands, unaudited):

	Three months ended March 31,
	2011	2010
Amounts included in change in fair value of derivative instruments:
Gains from interest rate swaps	$397	$—
Losses from interest rate cap	—	(41)

Net gains (losses) for derivatives not designated as hedging instruments	397	(41)
Total derivative gain (losses) included in change in fair value of derivative instruments	397	(41)

Amounts included in reorganization items:
Gains from interest rate swaps	—	964

Amounts included in interest and other expense from joint ventures:
(Losses) gains for derivatives not designated as hedging instruments	—	(22,221)
Losses reclassified from accumulated other comprehensive income (loss) into operations (effective portion)	—	(386)
Losses reclassified from accumulated other comprehensive income (loss) into operations as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur	—	(2,667)

Total derivative (losses) gains included in interest and other expense from joint ventures	—	(25,274)

Total derivative gains (losses) included in condensed consolidated statements of operations	$397	$(24,351)

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as an addition to, or reduction of, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps and interest rate cap resulted in an increase in interest expense of approximately $0.5 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase or decrease in interest and other expense from joint ventures in our condensed consolidated statements of operations, and totaled approximately $0.1 million and $26.8 million for the three months ended March 31, 2011 and 2010, respectively.

6. Derivative Instruments (Continued)

        The fair values of our outstanding derivative instruments are recorded in our condensed consolidated balance sheets as follows (amounts in thousands):

	Fair Value at
Balance Sheet Classification	March 31, 2011	December 31, 2010
	(unaudited)
Derivatives not designated as hedging instruments:
Interest rate swaps (a):
Liabilities subject to compromise	$144,003	$144,003
Accrued expenses and other current liabilities	8,937	9,334

Total liability derivatives	$152,940	$153,337

Interest rate cap:
Other assets, net	$—	$42

Total asset derivatives	$—	$42

(a)
Includes termination settlement amounts of interest rate swaps that were early terminated.

7. Fair Value Measurements

        The Company measures the fair value of its deferred compensation assets and liabilities and available-for-sale securities on a recurring basis pursuant to ASC Topic 820, Fair Value Measurements and Disclosures, which utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs include inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable, and include situations in which there is little, if any, market activity for the asset or liability at the measurement date.

7. Fair Value Measurements (Continued)

        The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (amounts in thousands, unaudited):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011
Assets
Available-for-sale securities	$223	$—	$—	$223

Total assets measured at fair value on a recurring basis	$223	$—	$—	$223

Liabilities
Liabilities subject to compromise:
Deferred compensation liabilities	$1,258	$—	$—	$1,258

Total liabilities measured at fair value on a recurring basis	$1,258	$—	$—	$1,258

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

	Three months ended March 31,
	2011	2010
Net loss	$(10,026)	$(53,533)
Mark-to-market valuation of interest rate swaps, net of tax	—	1,985
Unrealized (losses) gains on available-for-sale securities, net of tax	(31)	(37)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	(10)	(11)

Comprehensive loss	$(10,067)	$(51,596)

8. Stockholders' Equity (Continued)

        The components of accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Unrealized loss on available-for-sale securities, net of tax	$(196)	$(165)
Amortization of unrecognized pension and postretirement benefit plan liabilities, net of tax	198	208

Accumulated other comprehensive income	$2	$43

        During the three months ended March 31, 2010, the Green Valley Ranch interest rate swap was terminated and as a result, the remaining $2.0 million balance of deferred losses, net of tax, in accumulated other comprehensive loss was reclassified to operations.

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

        At March 31, 2011, we had unearned share-based compensation of approximately $22.3 million associated with Class B Units and Class C Units which was originally expected to be recognized through September 2013. The Class B Units and Class C Units are expected to be cancelled as a result of the Chapter 11 proceedings, and the remaining unearned share-based compensation expense will be recognized upon cancellation. During the three months ended March 31, 2011 and 2010, respectively, there were no Class B Units or Class C Units granted.

9. Share-Based Compensation (Continued)

        The following table shows the classification of share-based compensation expense within the accompanying condensed consolidated financial statements (amounts in thousands, unaudited):

	Three months ended March 31,
	2011	2010
Total share-based compensation	$3,375	$3,463
Less compensation costs capitalized	—	(59)

Share-based compensation recognized as expense	$3,375	$3,404

Casino	$2	$34
Selling, general and administrative	164	663
Corporate	3,172	1,942
Development and preopening	37	765

Share-based compensation recognized as expense	3,375	3,404
Tax benefit	(1,182)	(1,191)

Share-based compensation expense, net of tax	$2,193	$2,213

10. Future Development

  Native American Development

        See Note 4 for information regarding the Company's Native American development activities.

  Land Held for Development

        As of March 31, 2011, we had $240.8 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 772 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (96 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 58 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our condensed consolidated balance sheets at December 31, 2010. In March 2011, we were notified by the lessor that the lease had been terminated. We are currently in negotiations regarding possible modifications to this lease, however we can provide no assurance that we will be able to reach an agreement with the lessor.

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

11. Write-downs and other charges, net

        Write-downs and other charges, net includes various pretax charges to record losses on asset disposals and other non-routine transactions. The components of write-downs and other charges, net were as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2011	2010
Loss on disposal of assets, net	$62	$143
Lease termination	82	—
Gain on land disposition	—	(74)
Severance expense	135	540
Legal settlement	—	6,100

Write-downs and other charges, net	$279	$6,709

12. Reorganization Items

        Reorganization items represent amounts incurred as a direct result of the Chapter 11 Cases and are presented separately in the condensed consolidated statements of operations. The components of reorganization items were as follows (amounts in thousands, unaudited):

	Three months ended March 31,
	2011	2010
Professional fees and retainers	$9,380	$19,736
Adjustment of swap carrying values to expected amounts of allowed claims	—	(964)
Other	238	479

Reorganization items, net	$9,618	$19,251

        Professional fees include financial, legal and other services directly associated with the reorganization process. Cash payments for professional fees and retainers and other reorganization items for the three months ended March 31, 2011, and March 31, 2010 totaled $7.9 million and $14.7 million, respectively.

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

        The components of the net periodic pension benefit cost related to the SERP and SMRP consist of the following (amounts in thousands, unaudited):

	Three months ended March 31,
	2011	2010
Service cost	$476	$427
Interest cost	369	324
Amortization of prior service credit	(16)	(16)

Net periodic pension cost	$829	$735

14. Income Taxes

        For the three months ended March 31, 2011 and 2010, our effective tax rates were 34.3% and 4.3%, respectively. The projected book loss for 2011 is significantly lower than the projected book loss for 2010. In addition, there were significant increases to the 2010 valuation allowance that caused a reduction in the prior year effective tax rate. Accordingly, the effective tax rate for the three months ended March 31, 2011 was higher than the prior period.

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

  Bankruptcy Proceedings

        On July 28, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. On February 10, 2010, GV Ranch Station, Inc., a wholly-owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley, filed a voluntary petition in the Bankruptcy Court under chapter 11 of title 11 of the United States Code.

        On July 28, 2010, the Debtors filed the Plan and Disclosure Statement. The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010. The Bankruptcy Court entered an order confirming the Plan on August 27, 2010.

        On March 9, 2011, the GVR Purchaser an indirect subsidiary of New Station, and the GVR Seller entered into the GVR Asset Purchase Agreement, pursuant to which the GVR Purchaser will purchase

15. Commitments and Contingencies (Continued)

substantially all of the assets and assume certain specified liabilities of the GVR Seller for $500 million through a prepackaged plan of reorganization. The GVR Asset Purchase Agreement is subject to, among other things, the bankruptcy court entering a confirmation order confirming the chapter 11 plan of reorganization of the GVR Seller.

        On March 22, 2011, the subsidiaries of the Company that are sellers under the Asset Purchase Agreement and the Company's 50%-owned joint ventures the GVR Seller and Aliante commenced a solicitation of approvals for the Subsidiary Plan to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante, pursuant to which its lenders would receive the equity of Aliante and $45 million in secured loans in exchange for their claims. The Subsidiary Chapter 11 Cases were filed on April 12, 2011.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Joint Plan of Reorganization or the Subsidiary Plan. The Joint Plan of Reorganization and the Disclosure Statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company concluded its solicitation of acceptance of the Joint Plan of Reorganization and received its confirmation from the Bankruptcy Court on August 27, 2010. Although the Joint Plan of Reorganization was confirmed by the Bankruptcy Court on August 27, 2010, there can be no assurance that the transactions contemplated by the Asset Purchase Agreement or the Joint Plan of Reorganization will be consummated.

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

        The following condensed combined balance sheets as of March 31, 2011 and December 31, 2010, condensed combined statements of operations for the three months ended March 31, 2011, and March 31, 2010, and condensed combined statements of cash flows for the three months ended March 31, 2011, and March 31, 2010, present the post-petition financial condition, results of operations, and cash flows on a combined basis for Station Casinos, Inc. and its wholly owned subsidiaries that are debtors in the Chapter 11 Cases. The debtor entities included in the following condensed combined financial statements are Station Casinos, Inc., FCP MezzCo Parent, LLC, FCP MezzCo Parent Sub, LLC, FCP MezzCo Borrower VII, LLC, FCP MezzCo Borrower VI, LLC, FCP MezzCo Borrower V, LLC, FCP MezzCo Borrower IV, LLC, FCP MezzCo Borrower III, LLC, FCP MezzCo Borrower II, LLC, FCP MezzCo Borrower I, LLC, FCP PropCo, LLC, Northern NV Acquisitions, LLC, Tropicana Station, LLC, River Central, LLC, Reno Land Holdings, LLC, and GV Ranch Station, Inc.

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,527	$2,105
Restricted cash	226,211	199,620
Receivables, net	450	2,662
Inventories	9	9
Prepaid expenses and other current assets	11,013	10,969

Total current assets	245,210	215,365
Property and equipment, net	1,766,463	1,785,439
Intangible assets, net	1,785	1,785
Land held for development	24,192	24,192
Investments in subsidiaries	2,436,359	2,451,828
Other assets, net	30,097	30,120

Total assets	$4,504,106	$4,508,729

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Debtor-in-possession financing	$560,433	$500,533
Accounts payable	267	540
Due to affiliates, net	382	635
Accrued interest payable	495	542
Accrued expenses and other current liabilities	21,144	18,807

Total current liabilities	582,721	521,057
Intercompany payables to non-debtors, net	609,553	672,030
Investment in joint venture, deficit	45,605	38,257
Deferred income tax, net	103,632	108,552
Other long-term liabilities, net	5,247	5,265

Total liabilities not subject to compromise	1,346,758	1,345,161
Liabilities subject to compromise	6,050,287	6,049,816

Total liabilities	7,397,045	7,394,977

Commitments and contingencies
Stockholders' deficit:
Common stock, par value $0.01; authorized 10,000 shares; 41.7 shares issued	—	—
Non-voting common stock, par value $0.01; authorized 100,000,000 shares; 41,674,838 shares issued	417	417
Additional paid-in capital	2,968,023	2,964,648
Accumulated other comprehensive income	2	43
Accumulated deficit	(5,861,509)	(5,849,683)

Total Station Casinos, Inc. stockholders' deficit	(2,893,067)	(2,884,575)

Noncontrolling interest	128	(1,673)

Total stockholders' deficit	(2,892,939)	(2,886,248)

Total liabilities and stockholders' deficit	$4,504,106	$4,508,729

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Operating revenues:
Other	$62,439	$62,604
Management fees	6,203	5,354

Total revenues	68,642	67,958

Operating costs and expenses:
Corporate, selling, general and administrative expenses	8,239	8,378
Development	341	1,353
Depreciation and amortization	12,666	11,993
Write-downs and other charges, net	36	6,379

	21,282	28,103

Operating income	47,360	39,855
Equity in losses of non-debtor subsidiaries	(24,741)	(30,245)
Equity in (losses) earnings of joint ventures	(622)	2,437

Operating income and equity in (losses) earnings of non-debtor subsidiaries and joint ventures	21,997	12,047

Other (expense) income:
Interest expense, net	(21,300)	(23,001)
Interest and other expense from joint ventures	(6,725)	(25,669)
Change in fair value of derivative instruments	397	(41)

	(27,628)	(48,711)

Loss before reorganization items and income taxes	(5,631)	(36,664)
Reorganization items, net	(9,618)	(19,251)

Loss before income taxes	(15,249)	(55,915)
Income tax benefit	5,223	2,382

Net loss	(10,026)	(53,533)
Less: net income applicable to noncontrolling interests	1,800	—

Net loss applicable to Station Casinos, Inc. stockholders	$(11,826)	$(53,533)

STATION CASINOS, INC. AND CONSOLIDATED DEBTOR ENTITIES

(Debtor-In-Possession)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,026)	$(53,533)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,666	11,993
Change in fair value of derivative instruments	(397)	41
Share-based compensation	3,375	3,404
Equity in losses of non-debtor subsidiaries	24,741	30,245
Equity in losses of joint ventures	7,347	23,232
Write-downs and other charges, net	36	—
Reorganization items	9,618	19,251
Changes in assets and liabilities:
Restricted cash	(26,591)	(30,256)
Receivables, net	2,212	(2,457)
Intercompany receivables	(63,520)	(65,697)
Inventories and prepaid expenses	264	(1,554)
Deferred income tax	(5,205)	3,235
Accounts payable	(273)	(40)
Accrued interest	10	1,450
Accrued expenses and other current liabilities	1,156	1,232
Other, net	871	205

Total adjustments	(33,690)	(5,716)

Net cash used in operating activities before reorganization items	(43,716)	(59,249)

Net cash used for reorganization items	(7,895)	(14,697)

Net cash used in operating activities	(51,611)	(73,946)

Cash flows from investing activities:
Capital expenditures	(2,224)	(1,521)
Other, net	(18)	(2,111)

Net cash used in investing activities	(2,242)	(3,632)

Cash flows from financing activities:
Borrowings under DIP Facility	59,900	47,313
Borrowings under Unsecured Revolving Loan Promissory Note	—	29,500
Payments under Term Loan with maturity dates greater than three months	(625)	(625)

Net cash provided by financing activities	59,275	76,188

Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	5,422	(1,390)
Balance, beginning of period	2,105	2,283

Balance, end of period	$7,527	$893

17. Subsequent Events

        Subsequent to March 31, 2011, we did not make scheduled interest payments totaling $2.3 million on the Land Loan.

        On April 12, 2011, the GVR Seller, Aliante Gaming, and a number of Station's wholly-owned subsidiaries filed chapter 11 cases with the Bankruptcy Court in order to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and the proposed reorganization of Aliante pursuant to which its lenders would received the equity of Aliante and $45.0 million in secured loans in exchange for their claims.

        We evaluated all activity of the Company and concluded that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited)

        The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2011 and 2010, should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

Overview

        The following table highlights the results of our operations as compared to the prior year period (dollars in thousands, unaudited):

	Three months ended March 31,
			Percent change
	2011	2010
Net revenues—total	$247,727	$249,371	(0.7)%
Major Las Vegas Operations (a)	234,298	227,568	3.0%
Management fees (b)	4,880	12,481	(60.9)%
Other operations and corporate (c)	8,549	9,322	(8.3)%
Operating income (loss)—total	$28,027	$23,492	19.3%
Major Las Vegas Operations (a)	45,126	48,163	(6.3)%
Management fees (b)	4,880	12,481	(60.9)%
Other operations and corporate (c)	(21,979)	(37,152)	40.8%
Cash flows (used in) provided by:
Operating activities	$26,469	$50,059	(47.1)%
Investing activities	(10,413)	(17,917)	41.9%
Financing activities	(686)	(701)	2.1%

(a)
Includes the wholly-owned properties of Palace Station, Boulder Station, Texas Station, Sunset Station, Santa Fe Station, Red Rock, Fiesta Rancho and Fiesta Henderson.

(b)
For the three months ended March 31, 2011, includes management fees from Gun Lake, Barley's, The Greens and Wildfire Lanes. For the three months ended March 31, 2010, includes management fees from Thunder Valley, Barley's, The Greens and Wildfire Lanes. No management fees from Green Valley Ranch and Aliante Station were recognized during the three months ended March 31, 2011 and 2010.

(c)
Includes the wholly owned properties of Wild Wild West, Wildfire Casino—Rancho ("Wildfire Rancho"), Wildfire Casino—Boulder ("Wildfire Boulder"), Gold Rush Casino, Lake Mead Casino and corporate and development expense.

Recent Events

        The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements, the Company commenced the Chapter 11 Case on July 28, 2009. The pending Chapter 11 Case raises substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments (except as described below) to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Chapter 11 Cases

        On July 28, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. On February 10, 2010, GV Ranch Station, Inc., a wholly owned subsidiary of Station Casinos, Inc. that manages and owns 50% of Green Valley Ranch filed a voluntary petition in the Bankruptcy Court under chapter 11 of the Bankruptcy Code.

        On July 28, 2010, the Debtors filed the Plan and Disclosure Statement. The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010. The Bankruptcy Court entered an order confirming the Plan on August 27, 2010.

        On March 9, 2011, GVR Purchaser and the GVR Seller entered into the GVR Asset Purchase Agreement, pursuant to which the GVR Purchaser will purchase substantially all of the assets and assume certain specified liabilities of the GVR Seller for $500 million through a prepackaged plan of reorganization. The consummation of the transactions contemplated by the GVR Asset Purchase Agreement is subject to, among other things, the bankruptcy court entering a confirmation order confirming the chapter 11 plan of reorganization of the GVR Seller.

        On March 22, 2011, the subsidiaries of the Company that are sellers under the Asset Purchase Agreement and the Company's 50%-owned joint ventures GVR Seller and Aliante commenced a solicitation of approvals for the Subsidiary Plan to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante, pursuant to which its lenders would receive the equity of Aliante and $45 million in secured loans in exchange for their claims. The Subsidiary Chapter 11 Cases were filed on April 12, 2011.

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

Results of Operations

        Consolidated net revenues for the three months ended March 31, 2011 decreased by 0.7% to $247.7 million as compared to $249.4 million for the three months ended March 31, 2010. Combined net revenues from our Major Las Vegas Operations increased 3.0% to $234.3 million for the three months ended March 31, 2011 as compared to $227.6 million for the three months ended March 31, 2010.

        Consolidated operating income improved by $4.5 million or 19.3% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Operating results are discussed in more detail below.

        The following table highlights the various sources of our revenues and expenses as compared to the prior period (dollars in thousands, unaudited):

	Three months ended March 31,
			Percent change
	2011	2010
Casino revenues	$183,353	$180,275	1.7%
Casino expenses	74,760	72,512	3.1%
Margin	59.2%	59.8%
Food and beverage revenues	$45,137	$39,919	13.1%
Food and beverage expenses	32,227	25,398	26.9%
Margin	28.6%	36.4%
Room revenues	$19,248	$18,917	1.7%
Room expenses	8,471	8,306	2.0%
Margin	56.0%	56.1%
Other revenues	$14,385	$15,505	(7.2)%
Other expenses	5,335	4,548	17.3%
Selling, general and administrative expenses	$57,105	$53,548	6.6%
Percent of net revenues	23.1%	21.5%
Corporate expense	$7,307	$8,918	(18.1)%
Percent of net revenues	2.9%	3.6%
Earnings from joint ventures	$5	$1,671	(99.7)%

        Casino.    Casino revenues increase 1.7% to $183.4 million for the three months ended March 31, 2011 as compared to $180.3 million for the three months ended March 31, 2010. The $3.1 million increase in casino revenues is due primarily to a 3.8% increase in slot revenue, partially offset by a 6.5% decrease in table game revenue. The increase in slot revenue was driven primarily by an increase in our promotional activities. Casino expenses increased by $2.2 million or 3.1% for the three months ended March 31, 2011 compared to the same period in the prior year, primarily due to a net increase of approximately $3.5 million in promotional and complimentary expenses, partially offset by a net decrease in other casino expenses of $1.3 million. The casino operating margin for the three months ended March 31, 2011 reflects a decrease of less than 1% as compared to the same period in the prior year.

        Food and Beverage.    Food and beverage revenues increased 13.1%, the number of restaurant guests served increased 42.8% and the average guest check decreased 15.9% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to a significant decrease in our buffet prices, which drove increased traffic to our buffets. Food and beverage expenses increased 26.9% for the three months ended March 31, 2011 as compared to the same period in the prior year primarily due to the increase in the number of guests served. The food and beverage operating margin for the three months ended March 31, 2011 decreased to 28.6% as compared to 36.4% for the three months ended March 31, 2010.

        Room.    The following table shows key information about our hotel operations:

	Three months ended March 31,
			Percent change
	2011	2010
Room revenues	$19,248	$18,917	1.7%
Room expenses	8,471	8,306	2.0%
Margin	56.0%	56.1%
Occupancy	84%	79%
Average daily rate	$64	$66	(3.0)%
Revenue per available room	$54	$52	3.8%

        The average daily room rate for the three months ended March 31, 2011 decreased compared to the same period in the prior year due to an overall decrease across all properties. Room expenses increased for the three months ended March 31, 2011 compared to the same period in the prior year primarily due to the increased occupancy level.

        Other.    Other revenues primarily include income from gift shops, bowling, entertainment, leased outlets and spas. Other revenues were $14.4 million for the three months ended March 31, 2011 compared to $15.5 million for the three months ended March 31, 2010.

        Management Fees.    We are the managing partner for Green Valley Ranch, Aliante Station, Barley's, The Greens and Wildfire Lanes. We receive management fees equal to 2% of revenues and approximately 5% of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") from Green Valley Ranch and Aliante Station and 10% of EBITDA from Barley's, The Greens and Wildfire Lanes. Management fees also include fees earned by our 50% owned investee, MPM for the management of Gun Lake Casino ("Gun Lake"), which opened in February 2011. MPM is a variable interest entity and required to be consolidated. MPM receives a management fees equal to 30% of Gun Lake's net income (as defined in the management agreement). During the first two quarters of 2010, we also managed Thunder Valley on behalf of the United Auburn Indian Community (the "UAIC") and received a management fee equal to 24% of net income (as defined in the management agreement). For the three months ended March 31, 2011, management fees decreased by $7.6 million as compared to the prior year period, primarily due to the expiration of the Thunder Valley management agreement in June 2010, partially offset by management fees received from Gun Lake for the period February 10, 2011 through March 31, 2011. During the three months ended March 31, 2011 and 2010, we did not recognize management fee revenue from Green Valley Ranch and Aliante Station as a result of debt-related cash restrictions at those properties.

        Selling, General and Administrative ("SG&A").    SG&A expenses increased 6.6% or $3.6 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. This increase is primarily the result of a $3.0 million increase in advertising and promotional expenses.

        Corporate Expense.    For the three months ended March 31, 2011, corporate expense decreased 18.1% to $7.3 million as compared to $8.9 million for the same period in the prior year. The $1.6 million decrease is due primarily to a $0.6 million decrease in legal, consulting and other outside services and a net decrease of $1.0 million in various other corporate expenses. Corporate expense as a percentage of net revenues decreased to 2.9% for the three months ended March 31, 2011 compared to 3.6% for the three months ended March 31, 2010.

        Development and preopening expense.    Development and preopening expense includes costs to identify potential gaming opportunities and other development opportunities, and expenses incurred prior to the opening of projects under development, including payroll, travel and legal expenses. Development and preopening expense for the three months ended March 31, 2011 was $1.1 million compared to

$1.9 million for the same period in the prior year. The decrease in development and preopening expense is primarily the result of decreased activity related to projects under development.

        Depreciation and Amortization.    Depreciation and amortization decreased 24.9% to $33.1 million for the three months ended March 31, 2011 as compared to $44.1 million for the three months ended March 31, 2010. Depreciation expense decreased by $2.8 million primarily due to fixed asset impairment charges recognized during the year ended December 31, 2010. Amortization expense decreased by $8.2 million, primarily due to the expiration of the Thunder Valley management agreement in June 2010.

        Write-downs and Other Charges, net.    During the three months ended March 31, 2011, write-downs and other charges, net were $0.3 million. During the three months ended March 31, 2010, write-downs and other charges, net were approximately $6.7 million and consisted of a $6.1 million legal settlement, $0.1 million in net losses on disposal of assets and $0.5 million in severance expense.

        Earnings from Joint Ventures.    We own a 50% interest in various joint ventures, including Green Valley Ranch and Aliante Station, and a 6.7% interest in a joint venture that owns the Palms Casino Resort. Our share of the earnings from these joint ventures was approximately zero for the three months ended March 31, 2011 compared to earnings of approximately $1.7 million for the prior year period.

        Interest Expense.    Interest expense, net of capitalized interest, decreased 14.0% to $23.6 million for the three months ended March 31, 2011 as compared to $27.5 million in the three months ended March 31, 2010, due primarily to the maturity of the $250 million interest rate swap in January 2011. Capitalized interest for the three months ended March 31, 2011 was $1.7 million compared to $2.0 million for the prior year period. The reduction in capitalized interest was due primarily to the completion of the Gun Lake Casino project in February 2011. In accordance with ASC Topic 852, Reorganizations, we stopped accruing interest for the senior notes, the senior subordinated notes and the mezzanine financings as a result of the Chapter 11 Case. Had we recognized the additional contractual interest, interest expense for the three months ended March 31, 2011 and March 31, 2010 would have been $80.3 million and $74.9 million higher, respectively, than what was recorded.

        Interest and Other Expense from Joint Ventures.    We recorded $10.4 million in interest and other expense related to our unconsolidated joint ventures for the three months ended March 31, 2011, compared to $34.3 million for the comparable period in 2010. The decrease of $23.9 million relates primarily to recording our 50% share of the loss that resulted from the early termination of Green Valley Ranch's interest rate swap in March 2010. Prior to the termination of this interest rate swap, the liability was carried at fair value, which incorporated nonperformance risk adjustments related to credit risks of both counterparties in accordance with ASC Topic 815, Derivatives and Hedging. Upon early termination of the swap, fair value accounting for the swap was discontinued and the carrying value of the liability was increased to a fixed termination settlement amount which does not incorporate a nonperformance risk adjustment.

        Change in Fair Value of Derivative Instruments.    During the three months ended March 31, 2011, we recorded a gain of $0.4 million related to the change in the fair value of our $250 million interest rate swap which matured in January 2011. For the three months ended March 31, 2010, the change in the fair value of this swap was not reflected in the change in fair value of derivative instruments line, but instead was reflected in reorganization items in our condensed consolidated statements of operations in accordance with ASC Topic 852 because the swap was classified as a liability subject to compromise. At December 31, 2010, we reclassified the swap liability out of liabilities subject to compromise. Fluctuations in interest rates can cause the fair value of our derivative instruments to change each reporting period.

        Income Tax Benefit (Provision).    For the three months ended March 31, 2011 and 2010, our effective tax rates were 34.3% and 4.3%, respectively. The projected book loss for 2011 is significantly lower than the projected book loss for 2010. In addition, there were significant increases to the 2010 valuation allowance that caused a reduction in the prior year effective tax rate. Accordingly, the effective tax rate for the three months ended March 31, 2011 was higher than the prior period.

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

  Quarter Ended March 31, 2011

        During the three months ended March 31, 2011, cash provided by operating activities was $26.5 million, as compared to $50.1 million for the three months ended March 31, 2010, reflecting a $23.6 million decrease compared to the prior year period. This decrease resulted primarily from a $22.6 million increase in additions to restricted cash and an increase of $7.8 million in other operating uses of cash, primarily changes in net working capital, partially offset by a $6.8 million decrease in cash used for reorganization items. The increase in restricted cash during the period was primarily due to the restrictions placed by the CMBS Lenders on the intercompany rent paid to FCP Propco.

        At March 31, 2011 we had $180.7 million in cash and cash equivalents, of which $73.0 million is in our casino cages to be used for the day-to-day operations of our properties and the remaining $107.7 million is to be used for general corporate purposes.

        During the three months ended March 31, 2011, capital expenditures were $7.9 million for maintenance capital expenditures and various other projects. We classify items as maintenance capital to differentiate replacement type capital expenditures such as new slot machines from investment type capital expenditures to drive future growth such as an expansion of an existing property. In contrast to normal repair and maintenance costs that are expensed when incurred, items we classify as maintenance capital are expenditures necessary to keep our existing properties at their current levels and are typically replacement items due to the normal wear and tear of our properties and equipment as a result of use and age. Capital expenditures for the three months ended March 31, 2011 were $1.6 million lower than the prior year period.

        In addition to capital expenditures, during the three months ended March 31, 2011, we paid $1.5 million in reimbursable advances for our Native American development projects (see Note 4) compared to $7.1 million in the prior year period. The decrease in Native American development costs is primarily related to the completion of the Gun Lake project in February 2011. During the three months ended March 31, 2010, we paid $1.1 million in equity contributions to joint ventures. We paid no equity contributions to joint ventures during the same period in 2011. During the three months ended March 31, 2011, we paid $0.7 million in principal payments on our debt, primarily the $0.6 million quarterly payment on the Term Loan.

        In connection with the filing of the Chapter 11 Case, on July 31, 2009, Station Casinos, Inc. entered into an unsecured, subordinated administrative priority DIP Credit Agreement among the Company, as borrower, Vista Holdings, LLC, a non-debtor subsidiary of the Company ("Vista Holdings"), as administrative agent and lender, and the lenders party thereto. The DIP Credit Agreement, as amended, provided for a $185 million revolving credit facility that was funded on a committed basis for so long as Vista Holdings had cash and cash equivalents on hand in an amount in excess of $100 million and on a discretionary basis thereafter. The proceeds of the loans incurred under the DIP Credit Agreement were used for working capital and other general corporate purposes of the Company and were available for intercompany loans to our subsidiaries during the pendency of the Chapter 11 Case. Advances under the DIP Credit Agreement bear interest at a rate equal to LIBOR plus 2.5%. The DIP Credit Agreement matured on August 10, 2010, and at March 31, 2011, $172.0 million in advances remained outstanding under the agreement.

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

        Also, in connection with the filing of the Chapter 11 Case, on July 31, 2009, Station Casinos, Inc. entered into an Unsecured Revolving Loan Promissory Note in favor of Past Enterprises, Inc., a non-debtor subsidiary of the Company ("Past Enterprises"), pursuant to which Past Enterprises provides to Station Casinos, Inc. an unlimited revolving credit facility (the "Past Revolving Loan") at an interest rate of 2.78% per annum, the proceeds of which will be used for working capital and other general corporate purposes of the Company and will be available for intercompany loans to its subsidiaries. The Past Revolving Loan matures on the earlier of (i) demand, or (ii) July 31, 2011, and provides for a default rate of interest of 4.78% if principal or interest due thereunder is not paid when due. At March 31, 2011, the outstanding principal balance due under the Past Revolving Loan totaled $349.2 million. The Company still has the ability to borrow under the Past Revolving Loan, and there is no limit on its borrowings under the Past Revolving Loan. During July 2010, SC Michigan, LLC ("SC Michigan"), a subsidiary of the Company, purchased $39.3 million in funded debtor-in-possession loans made to the Company by Past Enterprises (the "SC Michigan Revolving Loan"). At March 31, 2011, the outstanding principal balance due under the SC Michigan Revolving Loan remained at $39.3 million.

        Station Casinos, Inc.'s obligations under the Past Revolving Loan and SC Michigan Revolving Loan will be administrative expense claims in the Chapter 11 Case having pari passu priority with other administrative expense claims, provided that repayment of the loan by Station Casinos, Inc. shall be subordinate to the full repayment of the lenders under the Company's prepetition Credit Agreement.

        At March 31, 2011, we had no borrowing availability under our Revolver.

  Year Ending December 31, 2011

        Our primary cash requirements for 2011 are expected to include (i) approximately $47 million to $67 million for maintenance and other capital expenditures, (ii) payments related to our existing and potential Native American projects and (iii) expenses related to the Chapter 11 Case. Our liquidity and capital resources for 2011 are expected to be significantly affected by the Chapter 11 Case and completion of a restructuring of our indebtedness. At this time it is not possible to predict with certainty the effect the Chapter 11 Case and a restructuring will have on our business or various creditors. Our future results depend upon our successfully implementing, on a timely basis, a restructuring of our indebtedness. Our operations and relationship with our customers, employees, regulators, vendors and agents may be adversely affected by the filing of the Chapter 11 Case. As a result of the filing of the Chapter 11 Case, we expect to continue to incur, among other things, increased costs for professional fees and similar expenses. In addition, the filing may make it more difficult to retain and attract management and other key personnel and requires senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operations of our business.

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

  Off-Balance Sheet Arrangements

        As of March 31, 2011, we have certain off-balance sheet arrangements that affect our financial condition, liquidity and results of operations, including operating leases, employment contracts, long-term stay-on performance agreements and slot conversion purchases. There have been no material changes to our contractual obligations previously reported in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

Investments in Joint Ventures

        On March 22, 2011, the GVR Seller and Aliante commenced a solicitation of approvals for a prepackaged plan of reorganization (the "Subsidiary Plan") to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante, pursuant to which its lenders would receive the equity of Aliante and $45 million in secured loans in exchange for their claims. The Chapter 11 cases for such entities were filed on April 12, 2011.

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

        Under the terms of the development agreement, Station will assist the FIGR in obtaining third-party financing for the project, however we do not expect such financing will be obtained until shortly before the project commences construction, and as such, the timing of obtaining the financing is uncertain. Prior to obtaining third-party financing, Station will contribute significant financial support to the project. The Company began capitalizing expenditures toward the project in 2003. Through March 31, 2011, Station has advanced $148.6 million toward the development of this project, primarily to complete the environmental impact study and secure real estate for the project, which is included in Native American development costs on the Company's condensed consolidated balance sheets. Funds advanced by Station are expected to be repaid from the proceeds of the project financing or from the FIGR's gaming revenues. Station's advances to the FIGR bear interest at a rate equal to the Company's weighted cost of capital. In addition, we have agreed to pay approximately $11.3 million upon achieving certain milestones, which will not be reimbursed. Through March 31, 2011, approximately $2.0 million of these payments had been made and were expensed as incurred. The timing and feasibility of the project are dependent upon the receipt of the necessary governmental and regulatory approvals. The Company plans to continue contributing significant financial support to the project, even though there can be no assurances as to when or if the necessary approvals will be obtained.

        The following table outlines the status at March 31, 2011 of each of the following critical milestones necessary to complete the FIGR project.

As of March 31, 2011
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

        As currently contemplated, the project includes the development of an approximately 472,000 square foot hotel and casino resort and associated facilities, which would include a main gaming hall, a 200-room hotel, various dining options, retail space and banquet/meeting space. Development of the gaming and entertainment project is subject to certain governmental and regulatory approvals, including, but not limited to, approval by the California Legislature of a gaming compact with the State of California, the

DOI accepting the land into trust on behalf of the Mono and approval of the management agreement by the NIGC.

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

        Under the terms of the development agreement, we have agreed to arrange the financing for the ongoing development costs and construction of the facility. Prior to obtaining third-party financing, we will contribute significant financial support to the project. Funds advanced by us are expected to be repaid from the proceeds of the project financing or from the Mono's gaming revenues. We began capitalizing reimbursable advances related to this project in 2003. Through March 31, 2011, we have advanced $16.6 million toward the development of the project, primarily to complete the environmental impact study and secure real estate for the project, which is included in Native American development costs on the Company's condensed consolidated balance sheets. Reimbursable advances by Station to the Mono bear interest at the prime rate plus 1.5%. In addition, we have agreed to pay $1.3 million of payments upon achieving certain milestones, which will not be reimbursed and will be expensed as incurred. Through March 31, 2011, none of these payments had been made. The timing of this type of project is difficult to predict, and is dependent upon the receipt of the necessary governmental and regulatory approvals. There can be no assurances when, or if, these approvals will be obtained.

        The following table outlines the status at March 31, 2011 of each of the critical milestones necessary to complete the Mono project.

As of March 31, 2011
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

        Under the terms of the development agreement, Station agreed to arrange the financing for the ongoing development costs and construction of the facility. Funds advanced by Station are expected to be repaid from the proceeds of the project financing or from the MITCR's gaming revenues. Station's advances to the MITCR bear interest at prime plus 2%. Through March 31, 2011, the Company has advanced $11.9 million toward the development of this project, primarily to complete the environmental assessment and secure real estate for the project, which is included in Native American development costs on the Company's condensed consolidated balance sheets. In addition, Station agreed to pay $2.2 million of payments upon achieving certain milestones, which will not be reimbursed. Through March 31, 2011, $50,000 of these payments had been made and were expensed as incurred. As of March 31, 2011, we have discontinued funding for the development of the facility and anticipate terminating the development agreement. Given the recent recession and thus the revised expected potential of the project, we have written off the long-term asset associated with this project.

  Gun Lake Tribe

        We manage the Gun Lake Casino in Allegan County, Michigan, which opened in February 2011, on behalf of the Match-E-Be-Nash-She-Wish Band of Pottawatomi Indians of Michigan, a federally recognized Native American tribe commonly referred to as the Gun Lake Tribe.

        On November 13, 2003, Station agreed to purchase a 50% interest in MPM. MPM has entered into development and management agreements with the Gun Lake Tribe, pursuant to which MPM agreed to assist the tribe in developing and operating a gaming and entertainment project to be located in Allegan County, Michigan. Gun Lake Casino, is located on approximately 147 acres on U.S, Highway 131 and 129th Avenue, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan, and includes approximately 1,400 slot machines, 28 table games and various dining options.

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

        As of March 31, 2011, we had $240.8 million of land held for development consisting primarily of eleven sites that are owned or leased, which includes 368 acres in the Las Vegas valley, 772 acres in northern California and 200 acres in Reno, Nevada. The primary gaming-entitled land that we own in the Las Vegas valley consists of 77 acres of land (96 acres including those leased or under contract) on which the Wild Wild West is located and the surrounding area, 71 acres located at the intersection of Durango Road and the Southern Beltway/Interstate 215 in the southwest area of Las Vegas, 58 acres also located in southwest Las Vegas at the intersection of Town Center and Interstate 215, 45 acres in the master-planned community of Inspirada located in Henderson, Nevada, 58 acres located on the southern end of Las Vegas Boulevard at Cactus Avenue, and 30 acres on Boulder Highway at the site formerly known as the Castaways Hotel Casino and Bowling Center.

        In December 2008, we amended the lease and purchase agreement for the 19-acre parcel of land on which the Wild Wild West is located. Under the amended agreement, we have an option to purchase the land for a purchase price of $36 million. The amended lease also includes options to purchase the land in July 2023, 2044 and 2065 for a purchase price equal to fair market value as of July 2022, 2043 and 2064, respectively. No amounts related to these purchase options have been recorded on our condensed consolidated balance sheets at March 31, 2011. In March 2011, we were notified by the lessor that the lease had been terminated. We are currently in negotiations regarding possible modifications to this lease, however we can provide no assurance that we will be able to reach an agreement with the lessor.

Regulation and Taxes

        We are subject to extensive regulation by the Nevada gaming authorities and will be subject to regulation, which may or may not be similar to that in Nevada, by any other jurisdiction in which we may conduct gaming activities in the future, including the NIGC and the Gun Lake Tribal Gaming Commission.

        The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state legislators and other officials have proposed changes in taxes, or in the administration of tax laws, affecting the gaming industry. The Nevada Legislature meets every two years for 120 days and when special sessions are called by the Governor. The current legislative session began on February 7, 2011 and will end on June 6, 2011. There have been no specific proposals during the current legislative session to increase gaming taxes, however there are no assurances an increase in gaming taxes will not be proposed and passed by the Nevada Legislature, or that other taxes impacting gaming licenses or other businesses in general will not be enacted during this legislative session.

        In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food and non-alcoholic beverages purchased for use in complimentary meals provided to employees and patrons are not subject to Nevada use tax. We have filed refunds for the periods from April 2000 through February 2008. The amount subject to these refunds is approximately $15.3 million plus interest. Any amount refunded to us would be reduced by a contingent fee owed to a third party advisory firm. In April 2008, the Department of Taxation filed a motion for rehearing of the Supreme Court's decision, and in July 2008, the Nevada Supreme Court denied the Department of Taxation's motion for rehearing. The Department of Taxation subsequently took the position that these purchases are subject to Nevada sales tax. Accordingly, we have not recorded a receivable related to a refund for the previously paid use tax on these purchases in the accompanying condensed consolidated balance sheets as of March 31, 2011, and December 31, 2010, respectively. However, we began claiming this exemption on sales and use tax returns for periods subsequent to February 2008 given the Nevada Supreme Court decision. In March 2010, the Department of Taxation issued a $12.7 million sales tax assessment, plus interest of $8.2 million, related to these food costs. We have not accrued a liability related to this assessment because we do not believe the Department of Taxation's position has any merit, and therefore we do not believe it is probable that we will owe this tax. The sales tax assessment and the refund cases have been appealed to the Administrative Law Judge of the Nevada Department of Taxation. In January 2011 a hearing was held before the Department of Taxation's administrative law judge and we are currently awaiting a decision.

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

        The CMBS Loans are secured by substantially all fee and leasehold real property comprising Palace Station, Boulder Station, Sunset Station and Red Rock (collectively, the "CMBS Property") and matured in November 2010. Prior to the 2009 maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension. Interest on the CMBS Loans is equal to one-month LIBOR plus 5.3% per annum, which includes an additional 3.0% default rate. As a result of the Chapter 11 Case, interest due on the mezzanine financings is not being remitted to the mezzanine lenders. The CMBS Borrower is required to hedge the LIBOR interest rate such that it will not exceed 5.5% on a blended basis. As a result, the CMBS Borrower purchased interest rate caps with a combined notional amount of $1.11 billion and a cap rate of 5.8% for an initial premium of $3.6 million. The initial premium was recorded in other assets and, in accordance with the authoritative guidance for accounting for derivative instruments and hedging activities, was marked to market at each reporting period. The interest rate caps expired in November 2010. In addition, the CMBS Borrower entered into an interest rate swap with a notional amount of $1.36 billion in which the borrower paid a fixed rate of approximately 5.3% and received one-month LIBOR, terminating in November 2012. This interest rate swap was early terminated during 2009.

        The loan documents for the CMBS Loans (the "CMBS Loan Documents") contain a number of covenants that, among other things, restrict, subject to certain exceptions, each wholly-owned unrestricted direct and indirect subsidiary's ability to incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends or make distributions; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; and fundamentally change its business. The CMBS Loan Documents also require the CMBS Borrower to fund specific reserves as defined. In addition, the CMBS Loan Documents contain a requirement that if the CMBS Borrower fails to maintain a minimum lease coverage ratio of 1.15 to 1.00 during two consecutive fiscal quarters, 80% of the funds available following the payment of all amounts and reserves required to be made pursuant to the CMBS Loan Documents be deposited into an account for the benefit of the lenders instead of permitting distribution of such funds to the Company. As of March 31, 2011, we were not in compliance with the lease coverage ratio. In a letter dated April 6, 2009 to the CMBS Borrower, certain lenders under the CMBS Loans alleged that the CMBS Borrower had not calculated the lease coverage ratio in accordance with the CMBS Loan Documents for the quarters ended September 30, 2008 and December 31, 2008 and further alleged that the CMBS Borrower would not have been in compliance with the minimum lease coverage ratio if the lease coverage ratio had been properly calculated. As a result, those lenders instituted a block against the release of 80% of the funds available following the payment of all amounts and reserves due under the CMBS Loans and instructed our depository bank to hold such funds in a collateral account for the benefit of the lenders. As a result of the Chapter 11 Case, the block against the release of funds increased to 100% of the funds available following the payment of all amounts and reserves due under the CMBS Loans. The total amount deposited in the collateral account in relation to this block was $205.2 and $179.4 million at March 31, 2011 and December 31, 2010, respectively, which is reflected in restricted cash on our condensed consolidated balance sheets.

  Land Loan

        On February 7, 2008, CV Propco, LLC, a wholly-owned, indirect unrestricted subsidiary of Station, as borrower, entered into a $250 million delay-draw term loan which is collateralized by land located on the southern end of Las Vegas Boulevard at Cactus Avenue and land surrounding Wild Wild West in Las Vegas, Nevada (the "Land Loan"). The Land Loan contains no principal amortization and matured on February 7, 2011. At closing, $200 million was drawn with the remaining $50 million drawn in June 2008. The proceeds were used to fund a distribution to Station, establish an interest reserve and pay transaction expenses. Borrowings under the Land Loan bear interest at LIBOR plus 5.5% per annum or at the Alternate Base Rate (as defined in the Land Loan) plus 3.5% per annum, which includes an additional 2% default rate, at the borrower's election. The borrower is required to hedge the interest rate such that LIBOR will not exceed 6.5%. As a result, the borrower entered into two interest rate swap agreements with notional amounts of $200 million and $50 million in which the borrower paid a fixed LIBOR rate of 3.0% and 3.7%, respectively, and received one-month LIBOR. These interest rate swaps were early terminated in 2009.

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

        During the first quarter of 2009, the lenders under the land loan, based on appraisals, indicated their opinion that the value of the collateral had likely decreased to the point that the loan-to-value ratio was no longer less than 40%, as required under the credit agreement, and thus an event of default had occurred under the credit agreement. As a result of such event of default, lenders have become entitled to exercise remedies, including, among other things, the ability to declare the land loan and related accrued interest due and payable and to foreclose on the underlying collateral of the borrower which includes land with a book value of $116.4 million at March 31, 2011. In December 2009, the balance of the interest reserve account of $8.2 million was liquidated, and $8.0 million was applied as a principal reduction to the loan with the remainder applied to the swap termination settlement amount. In addition, the borrower did not make the November 2009 payments or any subsequent payments due on account of interest or the interest rate swap agreements. There is no recourse to the Company for any portion of the land loan that is not satisfied by the Borrower or the collateral. As a result of the events of default under the Land Loan, the related outstanding indebtedness has been classified as current in the accompanying condensed consolidated balance sheets at March 31, 2011, and December 31, 2010.

        As of May 16, 2011, interest arrearage on the Land Loan totaled $21.2 million.

  Credit Agreement

        In connection with the Merger, Station, as borrower, entered into a new $900 million senior secured credit agreement (the "Credit Agreement") consisting of a $650 million revolving facility (the "Revolver") and a $250 million term loan (the "Term Loan"). The maturity date for both the Term Loan and the Revolver is August 7, 2012 subject to a single 15-month extension (as further defined in the Credit Agreement). The Term Loan requires quarterly principal payments of $625,000. The Revolver contains no principal amortization. Borrowings under the Credit Agreement bear interest at a margin above the Alternate Base Rate or the Eurodollar Rate (each as defined in the Credit Agreement), as selected by us. The margin above such rates, and the fee on the unfunded portions of the Revolver, will vary quarterly based on our total debt to Adjusted EBITDA (as defined in the Credit Agreement). As of March 31, 2011, the borrower's margin above the Eurodollar Rate on borrowings under the Credit Agreement was 4.50%. As of March 31, 2011, the maximum margin for Eurodollar Rate borrowings was 4.50% and the maximum margin for Alternate Base Rate borrowings was 3.50%. As of March 31, 2011, the fee for any unfunded portion of the Revolver was 0.375%.

        The Credit Agreement contains certain financial and other covenants. These include a minimum interest coverage ratio, a maximum total debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio and a total senior secured debt to Adjusted EBITDA (as defined in the Credit Agreement) ratio.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, and March 31, 2011, we were not in compliance with the financial covenants in the Credit Agreement. In addition, the filing of the Chapter 11 Case constitutes an event of default under the terms of the Credit Agreement, resulting in an acceleration of the obligations thereunder, subject to the bankruptcy stay.

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

  Corporate Office Lease

        In November 2007, we entered into a sale-leaseback agreement related to our corporate office building with a third-party real estate investment firm. We sold the corporate office building for approximately $70 million and subsequently entered into a lease with the purchaser for an initial period of 20 years with four options to extend the lease, each option for an extension of five years. An event of default under the sale-leaseback agreement for the corporate office building occurred on October 26, 2009 as a result of the Chapter 11 Case not being dismissed within 90 days following the filing thereof, entitling the landlord to exercise its remedies thereunder, including, among other things, termination of the lease and acceleration of contractual rents. Annual lease payments increase approximately 1.2% annually to approximately $6.7 million in the final year of the original term. The lease also contains two options for us to repurchase the corporate office building, one option at the end of the fifth year of the lease term and a second option at the end of the tenth year of the lease term, which is considered continuing involvement under the authoritative guidance for accounting for sale-leaseback transactions involving real estate. Because of this continuing involvement, the sale-leaseback transaction is being accounted for as a financing transaction, with the sales proceeds recorded as a liability and the lease payments recorded as interest expense. In addition, we continue to include the corporate office building within property and equipment, net on our condensed consolidated balance sheets and depreciate it according to our policy. In September 2010, this lease was amended to reduce the annual lease payments by approximately 46%. The annual lease payments for the first 24 months of the amended lease will total approximately $2.9 million and will increase thereafter by approximately 1.25% annually to approximately $3.8 million in the final year of the original term. The amendment did not change the terms of the two options to repurchase the building. The amended lease was assumed by the Company with the authorization of the Bankruptcy Court. Minimum lease payments related to this lease for the years ended December 31, 2011, 2012, 2013, 2014, and 2015, respectively, are $2.9 million, $3.0 million, $3.1 million, $3.2 million, and $3.3 million.

  Derivative Instruments

        We have entered into various interest rate swaps with members of our bank group to manage interest expense.

        During the three months ended March 31, 2010 and the year ended December 31, 2009, several derivative instruments were early terminated by us and our 50% owned joint ventures. These early terminations resulted in the recognition of termination settlement liabilities and in certain instances, these terminations also resulted in reclassifications of deferred losses, net of tax, from accumulated other comprehensive income (loss) into operations. Disclosures related to these transactions have been included in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010, and in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. In addition, during January 2011, a floating-to-fixed interest rate swap with a notional amount of $250 million matured.

        The difference between amounts received and paid under our interest rate swap agreements, as well as any costs or fees, is recorded as an addition to, or reduction of, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps and interest rate cap resulted in an increase in interest expense of $0.5 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively. In addition, our proportionate share of the net effect of interest rate swaps of our 50% owned joint ventures is reflected as an increase or decrease in interest and other expense from joint ventures in our condensed consolidated statements of operations, and totaled approximately $0.1 million and $26.8 million for the three months ended March 31, 2011 and 2010, respectively.

  Common Stock

        We are authorized to issue up to 10,000 shares of voting common stock, $0.01 par value per share. At March 31, 2011, there were 41.7 shares of voting common stock issued and outstanding. Each holder of issued and outstanding shares of voting common stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of our voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, FCP VoteCo, as the holder of Station's voting common stock, shall have the preemptive right to purchase or subscribe to any voting stock to be sold or issued by Station on the terms and conditions as such voting stock is being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

  Non-Voting Common Stock

        We are authorized to issue up to 100,000,000 shares of non-voting common stock, $0.01 par value per share. At March 31, 2011, there were 41,674,838 shares of non-voting common stock issued and outstanding. Holders of issued and outstanding shares of non-voting common stock are not entitled to vote on any matters to be voted on by the stockholders of the Company and are not to be included in determining the number of shares voting or entitled to vote. Holders of our non-voting common stock have no cumulative voting, conversion or redemption rights. Under the Equityholders Agreement of Station, FCP and Fertitta Partners, as amended, in certain circumstances, holders of non-voting common stock shall have the preemptive right to purchase or subscribe to any equity interests (other than voting stock) to be sold or issued by Station on the same terms and conditions as such equity interests are being offered and sold or issued. Subject to any preferences that may be granted to the holders of our preferred stock, each holder of non-voting common stock is entitled to receive ratably, such dividends as may be declared by our Board of Directors out of funds legally available therefor, as well as any distributions to the stockholders and, in the event of our liquidation, dissolution or winding up is entitled to share ratably in all our assets remaining after payment of liabilities.

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

Critical Accounting Policies

        A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

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

        The following table provides information about our long-term debt at March 31, 2011 (see also "Description of Certain Indebtedness and Capital Stock") (amounts in thousands, unaudited):

	Maturity date	Face amount	Carrying value	Estimated fair value (b)
CMBS Loans, weighted-average interest rate of approximately 5.7%	November 2012 (a)	$2,475,000	$2,475,000	$1,831,400
Land Loan, weighted-average interest rate of approximately 8.5%	February 2011	242,032	242,032	242,032
Revolver, weighted-average interest rate of approximately 5.2%	August 2012	631,107	631,107	558,104
Term Loan, weighted-average interest rate of approximately 4.9%	August 2012	241,875	241,875	213,896
6% senior notes	April 2012	450,000	450,000	45
7 3/4% senior notes	August 2016	400,000	400,000	40
6 1/2% senior subordinated notes	February 2014	442,000	442,000	44
6 7/8% senior subordinated notes	March 2016	660,000	660,000	66
6 5/8% senior subordinated notes	March 2018	300,000	300,000	30
Other debt, weighted-average interest rate of approximately 7.9%	2012 - 2020	79,055	79,055	79,055

Total		$5,921,069	$5,921,069	$2,924,712

(a)
Prior to the maturity date, the CMBS Borrower exercised a one-year extension to extend the maturity date to November 2010 subject to two additional one-year extensions. The lenders have disputed the effectiveness of the extension.

(b)
The estimated fair values of the senior notes and the senior subordinated notes are based on actual market prices for the most recent trades on or before March 31, 2011. The estimated fair values of the Revolver and the Term Loan are based upon the value of the pending Opco asset purchase transaction. The estimated fair value of the CMBS Loans is based on the estimated value to be received by the CMBS lenders in the pending restructuring transaction as if the transaction occurred at March 31, 2011. The estimated fair value of other long-term debt is assumed to be equal to its carrying value and does not reflect any adjustments related to the Company's credit risk, the potential impact of the Chapter 11 Case on the amounts recoverable by creditors.

        We are also exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our debt. This market risk is managed by utilizing derivative financial instruments in accordance with established policies and procedures. We evaluate our exposure to market risk by monitoring interest rates in the marketplace, and do not utilize derivative financial instruments for trading purposes. From time to time we enter into derivative financial instruments consisting exclusively of interest rate swap agreements and interest rate cap agreements. Interest differentials resulting from such agreements are recorded on an accrual basis as an adjustment to interest expense. At March 31, 2011, all of our interest rate swaps and interest rate caps had matured or were early terminated.

        The following table provides information about our financial instruments that are sensitive to changes in interest rates (amounts in thousands, unaudited):

	Current Portion as of March 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt (including current portion):
Fixed-rate	$2,252,427	$5,331	$345	$367	$390	$1,887	$2,260,747
Weighted-average interest rate	8.7%	5.4%	7.2%	7.2%	7.2%	7.3%	8.7%
Variable-rate	$3,660,050	$272	$—	$—	—	—	$3,660,322
Weighted-average interest rate	5.8%	7.5%	—	—	—	—	5.8%

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

        The expense related to this legal settlement was accrued during the year ended December 31, 2010 and the unpaid portion of the liability is classified in liabilities subject to compromise in the accompanying condensed consolidated balance sheets.

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

        On July 28, 2010, the Debtors filed the Plan and an accompanying Disclosure Statement. The Bankruptcy Court entered an order approving the Disclosure Statement on July 29, 2010. The Bankruptcy Court entered an order confirming the Plan on August 27, 2010.

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

        On March 22, 2011, the subsidiaries of the Company that are sellers under the Asset Purchase Agreement and the Company's 50%-owned joint ventures GVR Seller and Aliante commenced a solicitation of approvals for the Subsidiary Plan to implement and facilitate the sale and related restructuring transactions described in the Asset Purchase Agreement, the GVR Asset Purchase Agreement and a reorganization of Aliante, pursuant to which its lenders would receive the equity of Aliante and $45 million in secured loans in exchange for their claims. On April 12, 2011 the Subsidiary Chapter 11 Cases were filed.

        This report is not intended to be, and should not in any way be construed as, a solicitation of votes on the Plan or Subsidiary Plan. The Plan and the Disclosure Statement have been filed with the Bankruptcy Court and were filed with the Securities and Exchange Commission by the Company on its Current Report on Form 8-K dated July 28, 2010, which is publicly available at http://www.sec.gov. The Company concluded its solicitation of acceptance of the Plan and received its confirmation from the Bankruptcy Court on August 27, 2010. Although the Plan was confirmed by the Bankruptcy Court on August 27, 2010, there can be no assurance that the transactions contemplated by the Asset Purchase Agreement or the Plan will be consummated.

        The Debtors continue to conduct their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

Item 1A.    Risk Factors

        A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010. There have been no material changes from the risk factors described in our Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds—None.

Item 3.    Defaults Upon Senior Securities.

        For the quarters ended December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, and March 31, 2011, we were not in compliance with the financial covenants, as defined in our Credit Agreement. We have not made scheduled interest payments on the Company's $450 million 6 1/2% Senior Subordinated Notes due February 1, 2014 (the "2014 Subordinated Notes"), $400 million 7 3/4% Senior Notes due August 15, 2016 (the "2016 Senior Notes"), $700 million 6 7/8% Senior Subordinated Notes due 2016 (the "2016 Subordinated Notes"), $300 million 6 5/8% Senior Subordinated Notes due 2018 (the "2018 Subordinated Notes") or $450 million 6% Senior Notes due 2012 (the "2012 Senior Notes") since February 1, 2009. The grace periods with respect to the payment of interest on the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have expired, resulting in an event of default under the indentures governing such indebtedness. In addition as a result of the filing of the Chapter 11 Case, the 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes and 2012 Senior Notes have been accelerated and are due and payable, subject to the bankruptcy stay. See Note 1—Overview of Recent Developments for further discussion.

        In addition, the filing of the Chapter 11 Case constitutes an event of default or otherwise triggered repayment obligations under the Company's Credit Agreement, CMBS mortgage loan and related mezzanine financings, Land Loan, 2014 Subordinated Notes, 2016 Senior Notes, 2016 Subordinated Notes, 2018 Subordinated Notes, 2012 Senior Notes and corporate office lease. As a result of the Chapter 11 Case, all debt outstanding under such debt arrangements became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law under the Bankruptcy Code. The total amount of the defaults is $6.0 billion and the total arrearage as of the date of filing this Quarterly Report on Form 10-Q is $166.2 million.

Item 4.    Removed and Reserved

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

STATION CASINOS, INC., Registrant
DATE: May 16, 2011	/s/ THOMAS M. FRIEL Thomas M. Friel, Executive Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)